Form 10-K
PNC BANK CORP
filed 1994-03-17
CIK 713676

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         (Mark One)
         [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

         [   ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the transition period from _____________________ to __________________

                         Commission file number 1-9718

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

                          PENNSYLVANIA                                               25-1435979
     (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

                                 ONE PNC PLAZA
                          FIFTH AVENUE AND WOOD STREET
                        PITTSBURGH, PENNSYLVANIA  15265
                    (Address of principal executive offices)
                                   (Zip Code)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - (412) 762-2666

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                                                         Name of Each Exchange
      Title of Each Class                                                                 on Which Registered
      -------------------                                                                 ---------------------
Common Stock, par value $5.00                                                           New York Stock Exchange
$1.60 Cumulative Convertible Preferred Stock - Series C, par value $1.00                New York Stock Exchange
$1.80 Cumulative Convertible Preferred Stock - Series D, par value $1.00                New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
    $1.80 Cumulative Convertible Preferred Stock - Series A, par value $1.00 $1.80 Cumulative Convertible Preferred Stock - Series B, par value $1.00
               8.25% Convertible Subordinated Debentures Due 2008

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                              -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [   ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AMOUNTED TO APPROXIMATELY $6,412,000,000 AT FEBRUARY 28, 1994.

NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF FEBRUARY 28, 1994: 234,871,944.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PNC BANK CORP. ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 ("ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE INTO PARTS I AND II AND PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF PNC BANK CORP. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 26, 1994 ("PROXY STATEMENT") ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN OF PORTIONS OF THE PROXY STATEMENT SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN ITEM 402(A)(8) OF REGULATION S-K.

PART I                                                                                                   PAGE
                                                                                                         ----
Item 1           Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
Item 2           Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
Item 3           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
Item 4           Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .         *


PART II

Item 5           Market for Registrant's Common Equity and Related Stockholder
                  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item 6           Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item 7           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item 8           Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .        11
Item 9           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         *


PART III

Item 10          Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .        12
Item 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
Item 12          Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . .        12
Item 13          Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . .        12


PART IV

Item 14          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13



*Not Applicable.

                                     PART I

ITEM 1--BUSINESS

INTRODUCTION

       PNC Bank Corp. ("Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Act"). The Corporation was incorporated under Pennsylvania law in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, the Corporation has diversified its geographical presence and product capabilities through numerous strategic acquisitions and the formation of various non-banking subsidiaries. At December 31, 1993, the Corporation operated 9 banking subsidiaries ("Banks") in Pennsylvania, Kentucky, Ohio, Delaware, Massachusetts and Indiana and 78 non-banking subsidiaries. The Corporation's total assets and total shareholders' equity were $62.1 billion and $4.3 billion, respectively. Based on 1993 year-end assets, the Corporation was the 10th largest bank holding company in the nation as reported by the American Banker. The Corporation employs approximately 21,100 people on a full-time equivalent basis.

       In 1993, the Corporation's strategic focus was on refining the line-of-business organizational structure; strategic growth through acquisitions and continued investment in targeted businesses; managing the revenue and expense relationship associated with the Corporation's mature businesses; and marketing the Corporation under a new unified identity with an emphasis on customer satisfaction.

       On November 30, 1993, the Corporation consummated its acquisition of the Sears Mortgage Banking Group, which consisted primarily of Sears Mortgage Corporation, Sears Mortgage Securities Corporation and Sears Savings Bank.
Upon consummation, Sears Savings Bank was converted to a national banking association and renamed PNC Mortgage Bank, National Association ("PNC Mortgage"), and the other acquired entities became wholly-owned subsidiaries of PNC Mortgage. With this acquisition, the Corporation added consumer assets of $7.6 billion; a mortgage servicing portfolio approximating $27 billion, including $21 billion serviced for others; and a national residential mortgage production network consisting of 117 locations in 33 states. Other acquisitions during the year are described under Item 7 of this Form 10-K.

       The Corporation delivers a full range of banking products and services to its customers through four lines of business: Corporate Banking, Retail Banking, Investment Management and Trust, and Investment Banking. For the most part, these products and services are distributed through the Corporation's retail banking and mortgage origination office networks or its wholesale banking offices in certain major metropolitan areas located in the U.S.

     Corporate Banking provides financing, liquidity and cash management, and financial services to businesses and government entities. Corporate Banking's focus is on serving customers by developing and delivering products and services specific to their needs. Certain market studies indicate that this line of business has established one of the largest market shares among middle market companies in the Corporation's primary markets, which include Delaware, Indiana, Kentucky, New Jersey, Ohio and Pennsylvania. In addition, Corporate Banking maintains banking relationships with many of the largest companies in the U.S. and is a major provider of cash management services.

     Retail Banking provides lending, deposit, investment, payment systems access, and other financial services to consumers and small businesses. Such services are primarily provided through the Corporation's 550 banking offices located in Pennsylvania, Kentucky, Ohio, Delaware and Indiana. Certain retail products, including residential mortgages, student loans and credit cards, are centrally managed to enhance the Corporation's ability to provide high quality, low cost products. The primary focus of Retail Banking is on enhancing sales and service levels by pursuing acquisitions and consolidating certain operations. Retail Banking serves more than two million households and more than 70,000 small businesses, operates one of the largest student lending businesses in the U.S. and maintains a mortgage origination network with offices in 33 states.

     Investment Management and Trust provides investment advice, asset management, and administrative and custodial services to individuals, institutions and mutual funds. Additionally, economic and investment research services are sold to more than 230 institutions, including brokerage firms, insurance companies, pension funds and other banks. At December 31, 1993, the market value of trust assets under administration totaled $193 billion, with discretionary authority over $57 billion. According to published rankings, the Corporation ranks as the largest bank manager of mutual funds, one of the largest bank trustees for individuals, the fourth-largest institutional money fund manager and the seventh-largest bank money manager in the nation.

     Investment Banking includes the asset/liability management function of the Corporation as well as underwriting, brokerage and direct investment services. Full-service retail brokerage services are provided in selected offices within the Retail Banking office network through PNC Brokerage Corp and PNC Securities Corp. In addition, securities underwriting services are provided by PNC Securities Corp which ranks as one of the largest bank underwriters of revenue bonds for the health care industry and colleges and universities. Private equity placements for middle market and smaller companies to finance growth or ownership transition are provided by PNC Capital Corp, PNC Venture Corp and PNC Equity Management Corp.

       For additional line of business information, see pages 27 through 30 of the Annual Report to Shareholders, which are incorporated herein by reference.

Subsidiary Banks

       Information as of December 31, 1993 for the Corporation's five largest Banks is set forth below.

- ------------------------------------------------------------------------------------------------------------------------
Dollars in billions                                           APPROXIMATE
                                                             PERCENTAGE OF
                                           TOTAL             CONSOLIDATED                  TOTAL        NUMBER OF RETAIL
SUBSIDIARY BANK/LOCATION                  ASSETS             TOTAL ASSETS                DEPOSITS           OFFICES
- ------------------------------------------------------------------------------------------------------------------------
PNC Bank, National Association             $40.5                    65 %                   $21.0             365
   Pittsburgh, PA
PNC Bank, Kentucky, Inc.                     5.7                     9                       3.4              68
   Louisville, KY
PNC Mortgage Bank, National Association      5.1                     8                       3.0             117
   Pittsburgh, PA
PNC Bank, Ohio, National Association         4.3                     7                       2.6              62
   Cincinnati, OH
Bank of Delaware                             2.9                     5                       1.7              40
   Wilmington, DE

- -------------------------------------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

       For a description of the Corporation's credit risk management activities, information concerning the distribution of the loan portfolio and a discussion and analysis of risk elements in the loan portfolio see pages 31-35 of the Annual Report to Shareholders, incorporated herein by reference.

       For additional information regarding the Corporation's business, see Items 7 and 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

       Bank Holding Companies

       As a registered holding company, the Corporation is regulated under the Act and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Act requires, among other things, the prior approval of the Federal Reserve Board in any case where the Corporation proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or (iii) merge or consolidate with any other bank holding company.

       Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, each subsidiary bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods is annually assessed by that bank's primary regulatory authority. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The federal banking agencies have issued a notice of proposed rulemaking that would replace the current CRA assessment system with a new evaluation system that would primarily rate institutions based on their actual lending activity in the community. Under the current proposal, each institution would be evaluated based on the degree to which it is providing loans, branches and other services and investments to low- and moderate-income areas.

       The Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. Pennsylvania law permits bank holding companies located in any state to acquire Pennsylvania banks and bank holding companies, provided that the home state of the acquiring company has enacted "reciprocal" legislation. In this context, reciprocal legislation is generally defined as legislation that expressly authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in another state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in Pennsylvania by a bank holding company located in the other state.

       Under the Act, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking corporation. Further, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto". The Federal Reserve Board has determined that a number of activities meet this standard and include: making and servicing loans; performing certain fiduciary functions; leasing real and personal property; underwriting and dealing in government obligations and certain money market instruments; underwriting and dealing, to a limited extent, in corporate debt obligations and other securities that banks may not deal in; providing foreign exchange advisory and transactional services; and owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. The Board, from time to time, may revise the list of permitted activities.

       Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources, including capital funds during periods of financial stress, to support each such bank. Although this "source of strength" policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has the authority to enforce it. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company's capital needs, asset quality and overall financial condition.

       Subsidiary Banks

       The Banks are subject to supervision and examination by applicable federal and state banking agencies, including the Office of the Comptroller of the Currency ("Comptroller") in the case of subsidiaries that are national banks. All of the Banks are insured by, and therefore subject to regulations of, the Federal Deposit Insurance Corporation ("FDIC"), and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of the Banks including, among others, disclosure requirements, antidiscrimination provisions, and substantative contractual limitations with respect to deposit accounts. The banking agencies, together with the Departments of Justice and Housing and Urban Development, have announced that they intend to enforce more rigorously compliance with community reinvestment, antidiscrimination and other fair lending laws and regulations. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

       The parent company's principal assets are its loans and advances to, and investments in, its Banks and other subsidiaries. Dividends from the Corporation's Banks constitute the principal source of income to the parent company. The Banks are subject to various statutory restrictions on their ability to pay dividends to the Corporation. Under such restrictions, the amount available for payment of dividends to the Corporation by the Banks was $942.8 million at December 31, 1993. In addition, the Comptroller and the FDIC, in the case of national bank subsidiaries, and the FDIC or the Federal Reserve Board, in the case of state bank subsidiaries, have authority to prohibit any such Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the Bank in question, could be deemed to constitute such an unsafe or unsound practice, and the regulatory agencies have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Banks to pay dividends in the future is presently, and could be further, influenced, among other things, by applicable capital guidelines or by bank regulatory and supervisory policies.

       The ability of the Banks to make funds available to the parent company
is also subject to restrictions imposed by federal law.   For a discussion of
these restrictions see "Regulatory Matters" on pages 56-57 of the Annual Report to Shareholders, incorporated herein by reference.

       The Banks are also subject to the "cross-guarantee" provisions of federal law which provide that if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the actual or estimated losses suffered by the FDIC. Such liability could have a material adverse effect upon the financial condition of any assessed bank and its parent company. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

       The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Current regulations provide for a minimum assessment of 23 cents per $100 of eligible deposits. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Banks or the Corporation.

       The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding companies. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 1993, all of the Banks exceeded the required ratios for classification as well capitalized. Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase. The agencies' corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent holding company; placing limits on asset growth and restrictions on activities; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval. For a discussion of the current capital levels of the Corporation, see "Capital" on page 37 of the Annual Report to Shareholders, incorporated herein by reference.

       Non-bank Subsidiaries

       All of the non-bank subsidiaries of the Corporation are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal or state regulatory agencies. For example, two subsidiaries of the Corporation are registered broker-dealers. The activities of these companies are monitored by the Comptroller in one instance and the Federal Reserve Board in the other instance and both are subject to rules and regulations promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation and various state securities commissions. Several other non-bank affiliates of the Corporation are registered investment advisors and are subject to the regulations of the Securities and Exchange Commission and may be subject to one or more state securities commissions. Additionally, certain of these investment advisors are subsidiaries of national banks and are subject to supervision by the Comptroller. Other non-bank subsidiaries of the Corporation are regulated under federal and/or state mortgage lending, insurance and consumer laws, among others.

GOVERNMENTAL POLICIES

       The operations of financial institutions may be affected by legislative changes. For example, Congress is presently considering various administration proposals, including proposals to consolidate the bank regulatory agencies, to authorize interstate branching and to amend various consumer protection laws. In addition, Congress is considering various issues relating to the separation of banking and commerce including, for example, banks' mutual fund activities. Financial institutions' operations also may be affected by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are: open market operations in U.S. Government securities; changes in the discount rate on bank borrowings; and changes in reserve requirements on bank deposits.

       These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on the Corporation's business and earnings.

COMPETITION

       Bank holding companies and their subsidiaries are subject to intense competition from various financial institutions and other companies or firms that engage in similar activities. The Banks compete for deposits with other commercial banks, savings banks, savings and loan associations, insurance companies, credit unions and issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. In addition, PNC Securities Corp, PNC Brokerage Corp, PNC Capital Corp, PNC Venture Corp and PNC Equity Management Corp compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing trust and money management services, the Corporation competes with other large commercial banks, trust companies, brokerage houses, mutual fund managers and insurance companies. Many such competitors have substantial resources and operations which are national or international in scope.

       The Corporation and its subsidiaries compete not only with financial institutions based in the states in which the Banks are located, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions which have an established market presence in each state. Some of the financial institutions operating in these markets are engaged in local, regional, national and international operations and have more assets and personnel than the Corporation.

EXECUTIVE OFFICERS

       Information concerning each executive officer of the Corporation as of February 28, 1994 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years, except:
Mr. Caldwell whose principal occupation prior to 1990 was Executive Vice President and Manager of the Trust Division of Harris Trust and Savings Bank, Chicago; Mr. Haunschild whose principal occupation prior to 1990 was Partner in the Pittsburgh Office of Ernst & Young; and Ms. Pudlin whose principal occupation prior to 1989 was Partner in the Philadelphia law firm of Ballard Spahr Andrews & Ingersoll.

          NAME                         AGE           POSITION WITH PNC BANK CORP. - YEAR EMPLOYED
          ----                         ---           --------------------------------------------
Thomas H. O'Brien                       57           Chairman and Chief Executive Officer.  Employed
                                                     in 1962.

James E. Rohr                           45           President.  Employed in 1972.

Richard C. Caldwell                     49           Executive Vice President, Investment Management
                                                     and Trust.  Employed in 1990.

Walter E. Gregg, Jr.                    52           Executive Vice President, Finance and Administration.  Employed in 1974.

Robert L. Haunschild                    44           Senior Vice President, Planning/Finance.  Employed in 1990.

Joe R. Irwin                            58           Executive Vice President and Chief Investment Officer.  Employed in 1963.

William J. Johns                        46           Senior Vice President and Controller.  Employed in 1974.

Edward P. Junker, III                   57           Vice Chairman.  Employed in 1964.

Thomas E. Paisley, III                  46           Senior Vice President and Chairman, Corporate Credit Policy Committee.
                                                     Employed in 1972.

Helen P. Pudlin                         44           Senior Vice President and General Counsel.  Employed in 1989.

Bruce E. Robbins                        49           President and Chief Executive Officer PNC Bank, National Association -
                                                     Pittsburgh. Employed in 1973.

          NAME                         AGE           POSITION WITH PNC BANK CORP. - YEAR EMPLOYED
          ----                         ---           --------------------------------------------
A. William Schenck, III                 50           Executive Vice President, Retail Banking.  Employed in 1969.

Richard L. Smoot                        53           President and Chief Executive Officer, PNC Bank, National Association -
                                                     Philadelphia. Employed in 1987.

Herbert G. Summerfield, Jr.             53           Executive Vice President, Real Estate.  Employed in 1970.

Walter L. West                          51           Treasurer.  Employed in 1966.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

         The statistical information contained on pages 63-72 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 2--PROPERTIES

         The executive and administrative offices of the Corporation and PNC Bank, National Association ("PNC Bank, N.A.") are located in One PNC Plaza, located at Fifth Avenue and Wood Street, Pittsburgh, Pennsylvania. This thirty-story structure is owned by PNC Bank, N.A. The Corporation and PNC Bank, N.A. occupy the entire building. In January 1993, PNC Bank, N.A. purchased a thirty-four story structure adjacent to One PNC Plaza, now known as Two PNC Plaza, that contains additional office space. PNC Bank, N.A. also owns a recently-constructed data processing and telecommunications center located in a suburb of Pittsburgh.

         The Corporation's subsidiaries own or lease numerous other premises for use in conducting banking and non-banking activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the Corporation.

ITEM 3 - LEGAL PROCEEDINGS

         On December 13, 1993, the United States District Court for the Western District of Pennsylvania dismissed with prejudice the previously reported consolidated federal securities law class action lawsuit commenced in April 1990 against the Corporation and certain present and former directors and executive officers and the previously reported shareholders' derivative suit against such individuals. The dismissal was entered pursuant to a settlement agreement approved by the court. The cost of settlement was covered by insurance and existing litigation reserves.

         In January 1992, a lawsuit was filed against PNC National Bank ("PNCNB"), a national bank subsidiary of the Corporation located in Wilmington Delaware, alleging that PNCNB violated Pennsylvania statutes in connection with certain fees charged on credit cards issued by PNCNB. The lawsuit is brought on behalf of a purported class of resident individuals of Pennsylvania who have contracted for, been charged, had reserved, or have paid these fees, and seeks, among other things, unquantified compensatory and triple damages and injunctive relief. In March 1992, PNCNB filed an answer to the amended complaint, denying liability and raising several affirmative defenses, and in January 1993, PNCNB filed a motion for judgment on the pleadings seeking dismissal of the suit.
The lawsuit was filed in the Court of Common Pleas of Allegheny County and has been removed to the United States District Court for the Western District of Pennsylvania. PNCNB is vigorously defending the lawsuit. The impact of the final disposition of this litigation on the Corporation cannot be assessed at the present time. The lawsuit is one of several brought against a number of banks, challenging whether a credit card issuing bank can impose various types of fees allowed by the state where the issuer is located on cardholders residing in other states that allegedly limit or prohibit those fees.

         The Corporation, in the normal course of business, is subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on the Corporation's financial position.

         At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC". At the close of business on February 28, 1994, there were 43,456 shareholders of record.

         Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor.
The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend upon earnings, the financial condition of the Corporation and other factors including applicable government regulations and policies. The ability to maintain dividends at current levels is affected by the level of core earnings, economic conditions, credit quality, regulatory policies, capital needs, growth objectives, the ability of the Banks and non-bank subsidiaries to upstream dividends to the parent company and other relevant factors. See further discussion concerning dividend restrictions under Item 1 of this Form 10-K and in "Regulatory Matters" on pages 56-57 of the Annual Report to Shareholders, which is incorporated herein by reference.

         Additional information relating to the common stock under the caption "Stock Prices/Dividends Declared" on page 80 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         "Selected Consolidated Financial Data" on page 61 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Corporate Financial Review 1993 versus 1992" and "Management's Discussion and Analysis 1992 Versus 1991" on pages 24-37 and 73-76, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The "Report of Independent Auditors," "Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 38, 39-60 and 62, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies, and respective terms of office under the heading "Election of Directors - Information Concerning Nominees" in the definitive proxy statement of the Corporation for the annual meeting of shareholders to be held on April 26, 1994 ("Proxy Statement") is incorporated herein by reference. Information regarding timely filing of initial reports of ownership and reports of changes in ownership of any equity securities of the Corporation under the heading "Certain Reports" in the Proxy Statement is incorporated herein by reference.

         Information regarding executive officers of the Corporation is included in Part I of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding compensation of directors and executive officers under the headings "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the beneficial ownership of the equity securities of the Corporation by each director and nominee for director, each of the five highest compensated executive officers and all directors and executive officers of the Corporation as a group under the heading "Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference. Information regarding ownership of the equity securities of the Corporation by certain other beneficial owners under the heading "Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding transactions and relationships with certain directors and executive officers of the Corporation and their associates under the heading "Compensation of Executive Officers - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

         The following consolidated financial statements and report of independent auditors of the Corporation, included in the Annual Report to Shareholders at the page indicated, are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS                                                                                 PAGE
- -----------------------------                                                                                 ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38
Consolidated Balance Sheet as of December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .        39
Consolidated Statement of Income for the three years ended December 31, 1993  . . . . . . . . . . . . .        40
Consolidated Statement of Changes in Shareholders' Equity for the three years ended
 December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41
Consolidated Statement of Cash Flows for the three years ended December 31, 1993  . . . . . . . . . . .        42
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43
Selected Quarterly Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62

FINANCIAL STATEMENT SCHEDULES

       Not applicable.

REPORTS ON FORM 8-K

       A Current Report on Form 8-K ("Current Report") dated as of November 19, 1993 was filed on December 7, 1993 pursuant to Items 2 and 5 to report: (i) completion of the acquisition of Sears Mortgage Corporation, Sears Mortgage Securities Corporation and Sears Savings Bank, FSB, and (ii) completion of the acquisition of Gateway Fed Corporation.

       Also, a Current Report dated as of January 19, 1994 was filed on January 26, 1994 pursuant to Item 5 to report: (i) the Corporation's consolidated financial results for the three months and twelve months ended December 31, 1993, and (ii) completion of the acquisition of United Federal Bancorp, Inc.

       No pro forma financial statements were required to be filed with either such Current Report.

EXHIBITS

       The exhibits listed on the Exhibit Index on pages 15-16 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PNC BANK CORP.

                                        By  /s/ Thomas H. O'Brien
                                           ------------------------------
                                                Thomas H. O'Brien
                                        Chairman and Chief Executive Officer

                                        Date: March 16, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PNC Bank Corp. and in the capacities and on the dates indicated:

              SIGNATURE                                   TITLE                                      DATE
              ---------                                   -----                                      ----
       /s/Thomas H. O'Brien              Chairman, Chief Executive                              March 16, 1994
- ---------------------------------            Officer and Director
          Thomas H. O'Brien              (Principal Executive Officer)


       /s/Walter E. Gregg, Jr.           Executive Vice President                               March 16, 1994
- ----------------------------------       (Principal Financial Officer)
          Walter E. Gregg, Jr.

       /s/William J. Johns               Senior Vice President and                              March 16, 1994
- ----------------------------------           Controller
          William J. Johns               (Principal Accounting Officer)


Patricia J. Clifford
William G. Copeland
George A. Davidson, Jr.
C.G. Grefenstette                        A majority of the
Thomas Marshall                            Directors
W. Craig McClelland
Donald I. Moritz
Jackson H. Randolph                                        By  /s/Timothy C. Roach
James E. Rohr                                    -----------------------------------------
Thomas J. Usher                                          Timothy C. Roach, Attorney-in-Fact


                                                             Date:  March 16, 1994

                                 EXHIBIT INDEX


 3.1   Articles of Incorporation of the Corporation as amended, filed herewith.

 3.2   By-Laws of the Corporation, as amended, filed herewith.

 4.1 Instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation. The Corporation undertakes to file these instruments with the Commission upon request.

 4.2 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series A, incorporated herein as part of Exhibit 3.1.

 4.3 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series B, incorporated herein as part of Exhibit 3.1.

 4.4 Designation of Series: $1.60 Cumulative Convertible Preferred Stock -- Series C, incorporated herein as part of Exhibit 3.1.

 4.5 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series D, incorporated herein as part of Exhibit 3.1.

10.1 Supplemental Executive Retirement Income and Disability Plan of the Corporation, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").

10.2 Supplemental Executive Life Insurance and Spouse's Benefit Plan of the Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K.

10.3 Description of the Corporation's Senior Executive Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K").

10.4 1992 Long-Term Incentive Award Plan of the Corporation, incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8 at File No. 33-54960.

10.5   1992 Director Share Incentive Plan, incorporated herein by reference to
       Exhibit 10.6 of the 1992 Form 10-K.

11 Calculation of Primary and Fully Diluted Earnings Per Share, filed herewith.

12.1   Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.

13 Annual Report to Shareholders for the year ended December 31, 1993, filed herewith. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.

21     Major Subsidiaries of the Corporation, filed herewith.

23 Consent of Ernst & Young, independent auditors for the Corporation, filed herewith.

24 Power of Attorney of certain directors of the Corporation, filed herewith.