Form 10-Q
period 1994-03-31
PNC BANK CORP
filed 1994-05-16
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


           (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________________ to
                           ________________________.

                         COMMISSION FILE NUMBER 1-9718


                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)


                PENNSYLVANIA                               25-1435979
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                                 ONE PNC PLAZA
                          FIFTH AVENUE AND WOOD STREET
                        PITTSBURGH, PENNSYLVANIA  15265
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (412) 762-2666
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes ___X___    No______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($5 par value):  235,212,988 shares as of April 30, 1994.

                        PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The following consolidated financial information of PNC Bank Corp. and subsidiaries ("Corporation") is incorporated herein by reference to the 1994 First Quarter Financial Review ("Financial Review") which is filed herewith as Exhibit 99. Page references are to such Financial Review.


                           FINANCIAL INFORMATION                                              PAGE REFERENCE
                           ---------------------                                              --------------
           Consolidated Balance Sheet as of March 31, 1994
             and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
           Consolidated Statement of Income for the three months
             ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . .         16
           Consolidated Statement of Cash Flows for the
             three months ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . .         17
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .         18


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2 - 14


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


           The Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, includes a description of a lawsuit filed against PNC National Bank ("PNCNB") in connection with certain fees charged on credit cards issued by PNCNB. On April 8, 1994, the District Court entered an order granting PNCNB's motion for judgment on the pleadings dismissing the suit. Plaintiffs have filed an appeal from the order with the United States Court of Appeals for the Third Circuit.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits listed in the Exhibit Index on Page 4 of this Form 10-Q are filed herewith.

           (b) A Current Report on Form 8-K dated April 18, 1994, was filed pursuant to report the Corporation's consolidated financial results for the three months ended March 31, 1994.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  May 16, 1994                       By /s/Robert L.Haunschild
                                             ----------------------
                                          Robert L. Haunschild
                                          SENIOR VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


11 Calculation of Primary and Fully Diluted Earnings Per Common Share, filed herewith.

12.1     Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.

99       1994 First Quarter Financial Review, filed herewith.