Form 10-K/A
period 1993-12-31
PNC BANK CORP
filed 1994-06-29
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                               (Amendment No. 1)

 (Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT 0F 1934

                     For the year ended December 31, 1993

                                      OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT 0F 1934
         For the transition period from ____________ to ____________

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

         (Former name or former address, if changed since last report)

                                  Page 1 of 42
                         Exhibit Index begins on page 41

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Bank Corp. Incentive Savings Plan (the "Plan"), for the year ended December 31, 1993.

In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1993 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated financial statements and report of independent auditors of the Corporation, included in the Annual
Report to Shareholders at the page indicated, are incorporated herein by reference:

INDEX TO FINANCIAL STATEMENTS                                        PAGE
- - - -----------------------------------                                  ----
Report of Independent Auditors                                        38
Consolidated Balance Sheet as of December 31, 1993 and 1992           39
Consolidated Statement of Income for the three years ended
  December 31, 1993                                                   40
Consolidated Statement of Changes in Shareholders' Equity for the
  three years ended December 31, 1993                                 41
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1993                                             42
Notes to Consolidated Financial Statements                            43
Quarterly Selected Financial Data                                     62

As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the Plan and report of independent auditors of the Plan are filed with Amendment No. 1 at the page indicated.

INDEX TO FINANCIAL STATEMENTS                                        PAGE OF
                                                                  AMENDMENT NO.1
- - - -----------------------------------                               --------------
Report of Independent Auditors                                           7
Statements of Net Assets Available for Plan Benefits                     8
Statements of Changes in Net Assets
  Available for Plan Benefits                                            9
Notes to Financial Statements                                           10
Assets Held for Investments                                             20
Transactions or Series of Transactions in Excess of 5 Percent
  of the Fair Value of Plan Assets                                      39

FINANCIAL STATEMENT SCHEDULES

  Not applicable.


REPORTS ON FORM 8-K

A Current Report on Form 8-K ("Current Report") dated as of November 19, 1993, was filed on December 7, 1993, pursuant to Items 2 and 5 to report: (i) completion of the acquisition of Sears Mortgage Corporation, Sears Mortgage
Securities Corporation and Sears Savings Bank, FSB, and
(ii) completion of the acquisition of Gateway Fed
Corporation.

Also, a Current Report dated as of January 19, 1994, was filed on January 26, 1994, pursuant to Item 5 to report:
(i) the Corporation's consolidated financial results for the three months and twelve months ended December 31, 1993, and (ii) completion of the acquisition of United Federal Bancorp, Inc.

No pro forma financial statements were required to be filed with either such Current Report.

EXHIBITS

The exhibits listed below are filed herewith or are incorporated herein by reference:

3.1 Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3.1 to 1993 Form 10-K.

3.2 By-Laws of the Corporation, as amended, filed as Exhibit 3.2 to 1993 Form 10-K.

4.1 Instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation. The Corporation agrees to furnish these instruments to the Commission upon request.

4.2     Designation of Series: $1.80 Cumulative Convertible
        Preferred Stock -- Series A, incorporated herein as part of
        Exhibit 3.1.

4.3     Designation of Series: $1.80 Cumulative Convertible
        Preferred Stock -- Series B, incorporated herein as part of
        Exhibit 3.1.

4.4     Designation of Series: $1.60 Cumulative Convertible
        Preferred Stock -- Series C, incorporated herein as part of
        Exhibit 3.1.

4.5     Designation of Series: $1.80 Cumulative Convertible
        Preferred Stock -- Series D, incorporated herein as part of
        Exhibit 3.1.



10.1    Supplemental Executive Retirement Income and Disability
        Plan of the Corporation, incorporated herein by reference to
        Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").*

10.2    Supplemental Executive Life Insurance and Spouse's
        Benefit Plan of the Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K.*

10.3    Description of the Corporation's Senior Executive
        Compensation Plan, incorporated herein by reference to
        Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K").*

10.4 1992 Long-Term Incentive Award Plan of the Corporation, incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8 at File No. 33-54960.*

10.5 1992 Director Share Incentive Plan, incorporated herein by reference to Exhibit 10.6 of the 1992 Form 10-K.*

11      Calculation of Primary and Fully Diluted Earnings Per
        Share, filed as Exhibit 11 to 1993 Form 10-K.

12.1 Computation of Ratio of Earnings to Fixed Charges, filed as Exhibit 12.1 to 1993 Form 10-K.

12.2    Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Stock Dividends, filed as Exhibit 12.2 to 1993 Form 10-K.

13      Annual Report to Shareholders for the year ended December
        31, 1993, filed as Exhibit 13 to 1993 Form 10-K. Such Annual
        Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.

21      Major Subsidiaries of the Corporation, filed as Exhibit
        21 to 1993 Form 10-K.

23.1 Consent of Ernst & Young, independent auditors for the Corporation, filed as Exhibit 23 to 1993 Form 10-K.

23.2 Consent of Ernst & Young, independent auditors for the Plan, filed herewith.

24 Powers of Attorney of certain directors of the Corporation, filed as Exhibit 24 to 1993 Form 10-K.

- - - ---------

* Management contract or compensatory plan.

                          Audited Financial Statements

                                 PNC Bank Corp.
                             Incentive Savings Plan

                     YEARS ENDED DECEMBER 31, 1993 AND 1992
                      WITH REPORT OF INDEPENDENT AUDITORS

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1993 and 1992

                                    CONTENTS

Report of Independent Auditors ............................................       7

Audited Financial Statements

Statements of Net Assets Available for Plan Benefits ......................       8
Statements of Changes in Net Assets Available for Plan Benefits ...........       9
Notes to Financial Statements .............................................      10
Assets Held for Investment ................................................      20
Transactions or Series of Transactions in Excess of 5 Percent of the Fair
  Value of Plan Assets ....................................................      39

                         Report of Independent Auditors

Administrative Committee
PNC Bank Corp.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for plan benefits of the PNC Bank Corp. Incentive Savings Plan (Plan) as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1993 and transactions or series of transactions in excess of 5 percent of the fair value of plan assets for the year ended December 31, 1993, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 basic financial statements taken as a whole.

                                                               /s/ Ernst & Young

June 7, 1994

                                 PNC Bank Corp.
                             Incentive Savings Plan

              Statements of Net Assets Available for Plan Benefits

                                                           DECEMBER 31
                                                       1993           1992
                                                   ----------------------------
ASSETS
Investments at fair value:
 Common stock:
  PNC Bank Corp. (1993 cost--$232,917,549;
    1992 cost--$223,212,175)                       $365,889,775    $357,996,966
  Other (1993 cost--$39,358,667; 1992 cost--
    $33,936,507)                                     48,105,737      40,666,917
 PNC Bank Corp. preferred stock (1993 cost--
  $8,521; 1992 cost--$8,735)                             39,433          39,990
 Corporate debt securities (1993 cost--
  $5,868,247; 1992 cost--$2,527,642)                  6,134,410       2,615,323
 Short-term investment funds (1993 cost--
  $63,197,125; 1992 cost--$69,973,564)               63,197,125      69,973,564
 U.S. Government and agency securities (1993
  cost--$28,635,836; 1992 cost--$28,283,761)         30,914,648      29,949,439
 Registered investment companies (1993 cost--
  $20,583,368; 1992 cost--$18,850,981)               22,581,591      19,713,716
 Other (1993 cost--$566,605; 1992 cost--$822,754)       572,446         830,993
 Participant loans, at current outstanding
  principal balance                                  21,661,680      18,838,074
                                                   ----------------------------
Total investments                                   559,096,845     540,624,982


Cash                                                         --          30,083
Contribution receivable from employer                   112,818         235,860
Accrued income                                          887,516         864,525
                                                   ----------------------------
Total assets                                        560,097,179     541,755,450


LIABILITIES
ESOP note payable to PNC Bank Corp.                 110,000,000     130,700,000
Benefits payable to participants                      6,818,078      19,871,314
                                                   ----------------------------
Net assets available for plan benefits             $443,279,101    $391,184,136
                                                   ============================

SEE ACCOMPANYING NOTES.

                                 PNC Bank Corp.
                             Incentive Savings Plan

        Statements of Changes in Net Assets Available for Plan Benefits

                                                            YEAR ENDED DECEMBER 31
                                                      1993            1992             1991
                                                 ----------------------------------------------
Additions:
 Investment income:
  Interest                                       $  5,887,262     $  6,208,934     $  7,195,339
  Dividends:
   PNC Bank Corp. Common Stock                     14,713,715       13,632,515       12,110,492
   Other                                            2,030,261        1,528,626        1,027,846
                                                 ----------------------------------------------
                                                   22,631,238       21,370,075       20,333,677
 Contributions (employer):
  Cash                                             19,257,119        6,747,722        9,301,681
  Noncash--PNC Bank Corp. Common Stock                107,680        1,801,951        5,264,191
 Contributions (employee)                          20,889,993       19,741,691       17,280,217
 Contributions (rollover)                           1,195,519        2,080,294          505,282
                                                 ----------------------------------------------
Total additions                                    64,081,549       51,741,733       52,685,048

Deductions:
 Payments to participants or beneficiaries         29,723,385       46,340,796       22,793,767
 ESOP note interest expense                         4,881,729        6,282,878        9,446,076
 Distributions for terminated employees               816,667          171,898        3,269,974
 Other                                                578,071          353,256          839,778
                                                 ----------------------------------------------
Total deductions                                   35,999,852       53,148,828       36,349,595

Net realized and unrealized appreciation
 in fair value of investments                      13,113,492       66,854,463      171,750,655
Net assets received in connection with mergers     10,899,776        3,331,374       22,943,165
                                                 ----------------------------------------------
Net increase                                       52,094,965       68,778,742      211,029,273
Net assets available for plan benefits at
 beginning of year                                391,184,136      322,405,394      111,376,121
                                                 ----------------------------------------------
Net assets available for plan benefits at
 end of year                                     $443,279,101     $391,184,136     $322,405,394
                                                 ==============================================

SEE ACCOMPANYING NOTES.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                         Notes to Financial Statements

                               December 31, 1993

1. SIGNIFICANT ACCOUNTING POLICIES

VALUATION

Marketable securities are stated at fair value. Securities are valued at the last public sale price of the securities listed on the New York Stock Exchange. If no sales were reported, and in the case of securities traded over the counter, the last bid price at the close of business is used. The value of any security not listed or quoted on any exchange is determined by the last closing bid price, reference to the bid price of any published quotations in common use, or by the quotation of a reputable broker. For certain investments that do not have an established fair value, such value is established based on the opinion of the trustee.

The fair value of the participation units in the short-term investment funds and the collective funds is based on quoted redemption values on the last business day of the plan year. Loans are valued at the amount of principal outstanding.

REALIZED GAINS AND LOSSES

Realized gains and losses from investment transactions are computed using the average cost method.

2. DESCRIPTION OF THE PLAN

PNC Bank Corp. (PNC Bank) is the sponsor of the Incentive Savings Plan (Plan). The Plan covers substantially all eligible salaried employees of PNC Bank and subsidiaries.

The Plan allows participants to contribute from 1 to 15 percent of their biweekly base compensation on a pretax 401(k) basis. PNC Bank matches 100 percent of employee contributions up to 6 percent of base compensation. Subject to Internal Revenue Service (IRS) limitations, a participant may choose to defer any discretionary cash profit sharing award into the Plan; however, this amount will not be matched by the employer. Participants are fully vested in their balances, including the employer contributions. Plan income is allocated to participants based on an average participant investment balance, on a quarterly basis.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants in the Plan may invest any voluntary contributions and balances rolled over from any prior plans in any of four investment options: Fund A (a common stock fund), Fund B (an intermediate-term income fund), Fund C (a short-term income fund), and/or Fund D (PNC Bank Common Stock fund). At December 31, total participants in each fund were as follows:

                                1993       1992
                               -----------------
Fund A                          8,041      7,730
Fund B                          7,184      7,210
Fund C                          8,892      9,857
Fund D                         13,604     13,639

Employer matching contributions for participants whose age is 55 years or under are made in PNC Bank Common Stock. Participants over age 55 can choose to have their matching contribution made in PNC Bank Common Stock or in cash to invest in the other three funds.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected in the Loan Fund. At December 31, 1993, the Plan was committed to fund approximately $3.6 million in participant loans, of which approximately $1.3 million represents refinancings of existing loans. Under certain circumstances, the Plan permits withdrawals by participants.

Although it has not expressed an interest to do so, PNC Bank has the right under the Plan to discontinue contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The Plan includes a leveraged employee stock ownership plan (ESOP). In September 1989, the ESOP borrowed $140 million from PNC Bank and purchased approximately 7,350,000 shares of PNC Bank Common Stock through open market purchases. The unallocated shares of PNC Bank Common Stock are pledged as security on the ESOP note. The ESOP shares are used to match a portion of the employer's matching contributions to the Plan.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

2. DESCRIPTION OF THE PLAN (CONTINUED)

PNC Bank is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC Bank Common Stock allocated to participants totaled 572,335 in 1993 and 434,500 in 1992.

During 1993, the original ESOP note was replaced with medium term fixed rate notes. The effective interest rate on the new fixed rate notes was 4.76% in 1993. Principal and interest payments are due on a semi-annual basis. The following is a schedule of debt maturities:

    1994                                       $         --
    1995                                         11,400,000
    1996                                         14,000,000
    1997                                         16,900,000
    1998                                         20,100,000
    1999 and thereafter                          47,600,000
                                               ------------
                                               $110,000,000
                                               ============

At December 31, 1993, the ESOP held 5,231,028 unallocated shares of PNC Bank Common Stock with a market value of $151,699,812 and $2,882,833 in short-term investment funds. These assets will be used to match future participant contributions.

3. INVESTMENTS

The Plan is comprised of investment funds representing both the employer's and the participants' contributions. Records are maintained to account for the noncontributory and the voluntary portion of each fund.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

Net realized and unrealized appreciation in aggregate fair value of securities was as follows:

                                     NET REALIZED AND UNREALIZED APPRECIATION
                                            IN FAIR VALUE FOR YEAR ENDED
                                                     DECEMBER 31
                                   --------------------------------------------
                                       1993            1992            1991
                                   --------------------------------------------
Common stock                       $11,059,012     $65,898,182     $166,128,705
Preferred stock                            420           7,310           16,503
Corporate obligations                  152,902          87,682               --
U.S. Government and agency
 securities                            759,077           2,406        1,768,692
Collective funds                     1,142,081         850,644        3,836,755
Other                                       --           8,239               --
                                   --------------------------------------------
                                   $13,113,492     $66,854,463     $171,750,655
                                   ============================================

The fair value of individual investments that represents 5 percent or more of the Plan's net assets is as follows:

                                                 DECEMBER 31
                                            1993             1992
                                        -----------------------------
PNC Bank Corp. Common Stock             $365,889,775     $357,996,966
PNC Money Market Portfolio                63,197,125       69,973,564
PNC Index Equity Portfolio Fund            21,478,252       19,713,716

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for the Plan's investment funds were as follows:

December 31, 1993

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     ------------------------------------------------------------------
Investments at fair value:
 Common stock:
  PNC Bank Corp.                                     $        --       $        --       $        --       $155,765,635
  Other                                               48,105,737                --                --                 --
 PNC Bank Corp. preferred stock                               --                --                --             39,433
 Corporate debt securities                                    --         6,134,410                --                 --
 Short-term investment funds                           5,138,462           857,353        51,021,486          2,901,292
 U.S. Government and agency securities                        --        30,914,648                --                 --
 Collective funds                                     21,478,252         1,103,339                --                 --
 Other investments                                            --           472,446           100,000                 --
 Participant loans                                            --                --                --                 --
                                                     ------------------------------------------------------------------
Total investments                                     74,722,451        39,482,196        51,121,486        158,706,360

Contribution receivable from employer                     36,832            28,028            47,958                 --
Accrued income                                            98,716           631,679           134,712              9,504
Due to (from) fund                                        11,156            68,468            35,187          1,656,559
                                                     ------------------------------------------------------------------
Total assets                                          74,869,155        40,210,371        51,339,343        160,372,423

ESOP note payable                                             --                --                --                 --
Benefits payable to participants                      (1,435,099)         (720,859)         (810,118)        (3,852,002)
                                                     ------------------------------------------------------------------
Net assets available for plan benefits               $73,434,056       $39,489,512       $50,529,225       $156,520,421
                                                     ==================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     ------------------------------------------------------------------
Investments at fair value:
 Common stock:
  PNC Bank Corp.                                     $58,424,328      $ 151,699,812      $        --      $ 365,889,775
  Other                                                       --                 --               --         48,105,737
 PNC Bank Corp. preferred stock                               --                 --               --             39,433
 Corporate debt securities                                    --                 --               --          6,134,410
 Short-term investment funds                                  --          2,882,834          395,698         63,197,125
 U.S. Government and agency securities                        --                 --               --         30,914,648
 Collective funds                                             --                 --               --         22,581,591
 Other investments                                            --                 --               --            572,446
 Participant loans                                            --                 --       21,661,680         21,661,680
                                                     ------------------------------------------------------------------
Total investments                                     58,424,328        154,582,646       22,057,378        559,096,845

Contribution receivable from employer                         --                 --               --            112,818
Accrued income                                             2,866              9,342              697            887,516
Due to (from) fund                                     3,473,684         (5,116,852)        (128,202)                --
                                                     ------------------------------------------------------------------
Total assets                                          61,900,878        149,475,136       21,929,873        560,097,179

ESOP note payable                                             --       (110,000,000)              --       (110,000,000)
Benefits payable to participants                              --                 --               --         (6,818,078)
                                                     ------------------------------------------------------------------
Net assets available for plan benefits               $61,900,878      $  39,475,136      $21,929,873      $ 443,279,101
                                                     ==================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for the Plan's investment funds were as follows:

December 31, 1992

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     ------------------------------------------------------------------
Investments at fair value:
 Common stock:
  PNC Bank Corp.                                     $        --       $        --       $        --       $150,298,713
  Other                                               40,666,917                --                --                 --
 PNC Bank Corp. preferred stock                               --                --                --             39,990
 Corporate debt securities                                    --         2,615,323                --                 --
 Short-term investment funds                           2,822,260         1,794,472        58,214,736          4,142,023
 U.S. Government and agency securities                        --        29,949,439                --                 --
 Collective funds                                     19,713,716                --                --                 --
 Other investments                                            --           830,993                --                 --
 Participant loans                                            --                --                --                 --
                                                     ------------------------------------------------------------------
Total investments                                     63,202,893        35,190,227        58,214,736        154,480,726

Cash                                                          --                --            30,083                 --
Contribution receivable from employer                     68,778            55,671           111,411                 --
Accrued income                                            95,238           611,658           142,526              8,543
Due to (from) fund                                       271,693           185,981           373,632          1,199,338
                                                     ------------------------------------------------------------------
Total assets                                          63,638,602        36,043,537        58,872,388        155,688,607

ESOP note payable                                             --                --                --                 --
Benefits payable to participants                      (3,590,228)       (2,060,038)       (5,626,374)        (8,594,674)
                                                     ------------------------------------------------------------------
Net assets available for plan benefits               $60,048,374       $33,983,499       $53,246,014       $147,093,933
                                                     ==================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     ------------------------------------------------------------------
Investments at fair value:
 Common stock:
  PNC Bank Corp.                                     $35,536,251     $ 172,162,002       $        --      $ 357,996,966
  Other                                                       --                --                --         40,666,917
 PNC Bank Corp. preferred stock                               --                --                --             39,990
 Corporate debt securities                                    --                --                --          2,615,323
 Short-term investment funds                                  --         1,519,864         1,480,209         69,973,564
 U.S. Government and agency securities                        --                --                --         29,949,439
 Collective funds                                             --                --                --         19,713,716
 Other investments                                            --                --                --            830,993
 Participant loans                                            --                --        18,838,074         18,838,074
                                                     ------------------------------------------------------------------
Total investments                                     35,536,251       173,681,866        20,318,283        540,624,982

Cash                                                          --                --                --             30,083
Contribution receivable from employer                         --                --                --            235,860
Accrued income                                                --             4,132             2,428            864,525
Due to (from) fund                                     8,544,263        (9,322,584)       (1,252,323)                --
                                                     ------------------------------------------------------------------
Total assets                                          44,080,514       164,363,414        19,068,388        541,755,450

ESOP note payable                                             --      (130,700,000)               --       (130,700,000)
Benefits payable to participants                              --                --                --        (19,871,314)
                                                     ------------------------------------------------------------------
Net assets available for plan benefits               $44,080,514     $  33,663,414       $19,068,388      $ 391,184,136
                                                     ==================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

Year ended December 31, 1993

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     ------------------------------------------------------------------


Net assets available for plan benefits
 at December 31, 1992                                $60,048,374       $33,983,499       $53,246,014       $147,093,933
Additions:
 Interest and dividends                                2,129,796         2,469,705         1,732,255          6,288,509
Contributions:
 Employer                                                310,953           227,374           418,800            107,680
 Employee                                              6,330,784         3,782,203         5,157,880          5,619,126
 Rollover                                                476,369           304,357            71,788            343,005
Loan activity:
 Loans paid out                                       (3,285,473)       (2,380,354)       (3,719,025)        (6,404,848)
 Principal payments transferred                        1,193,524           759,103         1,351,381          1,792,617
 Loan payoffs transferred                              1,311,797           979,199         1,698,328          2,532,702
 Interest payments transferred                           312,661           200,723           337,622            483,615
 Short-term investment fund interest
  transferred                                              1,784             1,123             1,960              2,844
 Other                                                        --                --                --                 --
Deductions:
 Payments to participants or beneficiaries            (3,756,531)       (2,341,777)       (7,482,584)       (14,889,245)
 Net transfers                                         2,356,881           (42,053)       (6,054,620)         4,556,459
 ESOP activity:
  Interest expense                                            --                --                --                 --
  Other ESOP activity                                         --                --                --             48,180
Net realized and unrealized appreciation               5,494,419           880,658                --          2,989,964
Acquisitions                                             508,718           665,752         3,769,426          5,955,880
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1993                                $73,434,056       $39,489,512       $50,529,225       $156,520,421
                                                     ==================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1992                                $44,080,514       $ 33,663,414      $19,068,388       $391,184,136
Additions:
 Interest and dividends                                1,672,651          6,979,883        1,358,439         22,631,238
Contributions:
 Employer                                                     --         18,299,992               --         19,364,799
 Employee                                                     --                 --               --         20,889,993
 Rollover                                                     --                 --               --          1,195,519
Loan activity:
 Loans paid out                                               --                 --       15,789,700                 --
 Principal payments transferred                               --                 --       (5,096,625)                --
 Loan payoffs transferred                                     --                 --       (6,522,026)                --
 Interest payments transferred                                --                 --       (1,334,621)                --
 Short-term investment fund interest
  transferred                                                 --                 --           (7,711)                --
 Other                                                        --                 --         (578,071)          (578,071)
Deductions:
 Payments to participants or beneficiaries            (1,322,315)                --         (747,600)       (30,540,052)
 Net transfers                                        (2,486,698)         1,670,031               --                 --
 ESOP activity:
  Interest expense                                            --         (4,881,729)              --         (4,881,729)
  Other ESOP activity                                 19,308,995        (19,357,175)              --                 --
Net realized and unrealized appreciation                 647,731          3,100,720               --         13,113,492
Acquisitions                                                  --                 --               --         10,899,776
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1993                                $61,900,878       $ 39,475,136      $21,929,873       $443,279,101
                                                     ==================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

Year ended December 31, 1992

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1991                                $52,947,628       $32,321,056       $ 58,399,414      $128,523,049
Additions:
 Interest and dividends                                1,628,741         2,415,966          2,174,428         5,847,900
Contributions:
 Employer                                                368,439           303,088            676,195         1,801,951
 Employee                                              5,419,629         3,733,205          6,087,576         4,501,281
 Rollover                                                702,350           747,909            414,115           215,920
Loan activity:
 Loans paid out                                       (3,132,381)       (2,092,846)        (4,312,317)       (6,156,456)
 Principal payments transferred                        1,666,148         1,226,071          2,598,192         2,904,229
 Interest payments transferred                           281,672           198,846            406,466           446,412
 Short-term investment fund interest
  transferred                                              5,302             4,021              8,711             8,743
 Other                                                        --                --                 --                --
Deductions:
 Payments to participants or beneficiaries            (6,521,333)       (4,831,405)       (12,831,657)      (20,846,468)
 Net transfers                                         3,203,637          (653,315)        (1,423,860)       (1,175,759)
 ESOP activity:
  Interest expense                                            --                --                 --                --
  ESOP payouts                                                --                --                 --         2,156,056
  Other ESOP activity                                         --                --                 --            82,073
 Distributions for terminated employees                   (4,315)          (11,775)           (51,106)          (93,762)
Net realized and unrealized appreciation
 (depreciation)                                        2,968,057            (1,750)                --        27,786,475
Acquisitions                                             514,800           624,428          1,099,857         1,092,289
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1992                                $60,048,374       $33,983,499       $ 53,246,014      $147,093,933
                                                     ==================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED           LOAN
                                                      ESOP FUND         ESOP FUND            FUND             TOTAL
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1991                                $23,336,176      $ 14,040,264        $12,837,807      $322,405,394
Additions:
 Interest and dividends                                1,173,811         6,769,419          1,359,810        21,370,075
Contributions:
 Employer                                                     --         5,400,000                 --         8,549,673
 Employee                                                     --                --                 --        19,741,691
 Rollover                                                     --                --                 --         2,080,294
Loan activity:
 Loans paid out                                               --                --         15,694,000                --
 Principal payments transferred                               --                --         (8,394,640)               --
 Interest payments transferred                                --                --         (1,333,396)               --
 Short-term investment fund interest
  transferred                                                 --                --            (26,777)               --
 Other                                                        --                --           (353,256)         (353,256)
Deductions:
 Payments to participants or beneficiaries              (545,476)               --           (764,457)      (46,340,796)
 Net transfers                                           323,107          (323,107)            49,297                --
 ESOP activity:
  Interest expense                                            --        (6,282,878)                --        (6,282,878)
  ESOP payouts                                        (2,156,056)               --                 --                --
  Other ESOP activity                                 16,036,279       (16,118,352)                --                --
 Distributions for terminated employees                  (10,940)               --                 --          (171,898)
Net realized and unrealized appreciation
 (depreciation)                                        5,923,613        30,178,068                 --        66,854,463
Acquisitions                                                  --                --                 --         3,331,374
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1992                                $44,080,514      $ 33,663,414        $19,068,388      $391,184,136
                                                     ==================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

Year ended December 31, 1991

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
  at December 31, 1990                               $36,007,663       $25,305,511       $51,483,692       $ 48,455,316
Additions:
  Interest and dividends                               1,181,244         1,958,672         3,672,798          4,493,298
Contributions:
  Employer                                               326,160           298,411           752,117          5,264,191
  Employee                                             3,990,953         3,238,434         6,178,111          3,872,719
  Rollover                                               165,780            85,229           135,597            118,676
Loan activity:
  Loans paid out                                      (1,685,913)       (1,301,287)       (2,814,448)        (3,316,253)
  Principal payments transferred                       1,186,102           847,674         2,040,665          2,667,196
  Interest payments transferred                          201,268           155,353           378,641            405,727
  Short-term investment fund interest
   transferred                                             2,082             1,502             3,825              4,663
  Other                                                       --                --                --                 --
Deductions:
  Payments to participants or beneficiaries           (3,012,009)       (2,781,261)       (7,883,825)        (9,082,657)
  Net transfers                                          449,700           207,044           652,249         (1,308,989)
  ESOP activity:
   Interest expense                                           --                --                --                 --
   ESOP payouts                                               --                --                --            967,559
   Other ESOP activity                                        --                --                --            102,035
  Distributions for terminated employees                (392,363)         (492,197)       (1,106,503)          (676,848)
Net realized and unrealized appreciation              11,014,922         1,878,997                --         65,546,098
Acquisitions                                           3,512,039         2,918,974         4,906,495         11,010,318
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1991                                $52,947,628       $32,321,056      $58,399,414        $128,523,049
                                                     ==================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
  at December 31, 1990                               $ 5,450,339      $(66,032,381)     $10,705,981        $111,376,121
Additions:
  Interest and dividends                                 677,244         7,197,359        1,153,062          20,333,677
Contributions:
  Employer                                                    --         7,924,993               --          14,565,872
  Employee                                                    --                --               --          17,280,217
  Rollover                                                    --                --               --             505,282
Loan activity:
  Loans paid out                                              --                --        9,117,901                  --
  Principal payments transferred                              --                --       (6,741,637)                 --
  Interest payments transferred                               --                --       (1,140,989)                 --
  Short-term investment fund interest
   transferred                                                --                --          (12,072)                 --
  Other                                                       --                --         (839,778)           (839,778)
Deductions:
  Payments to participants or beneficiaries              (34,015)               --               --         (22,793,767)
  Net transfers                                          (64,797)           64,793               --                  --
  ESOP activity:
   Interest expense                                           --        (9,446,076)              --          (9,446,076)
   ESOP payouts                                         (610,274)         (357,285)              --                  --
   Other ESOP activity                                 9,712,176        (9,814,211)              --                  --
  Distributions for terminated employees                (602,063)               --               --          (3,269,974)
Net realized and unrealized appreciation               8,807,566        84,503,072               --         171,750,655
Acquisitions                                                  --                --          595,339          22,943,165
                                                     ------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1991                                $23,336,176      $ 14,040,264      $12,837,807        $322,405,394
                                                     ==================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan


                   Notes to Financial Statements (continued)





4. TRANSACTIONS WITH PARTIES-IN-INTEREST

The Investment Management and Trust Division of PNC Bank, N.A., a wholly owned subsidiary of PNC Bank, administers the Plan, maintains discretionary investment power, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the Plan. The Investment Management and Trust Division of PNC Bank, Ohio, N.A., a wholly owned subsidiary of PNC Bank, administers the ESOP portion of the Plan.

5. INCOME TAX STATUS

The Plan has not yet requested a letter of determination from the IRS to qualify under Section 401(a) of the Internal Revenue Code (Code) and to exempt the trust from taxation under Section 501(a) of the Code. Each predecessor plan had received a favorable ruling from the IRS. The Plan Administrator expects to request a letter of determination in 1994 and is not aware of any events or actions that have occurred in the operation of the Plan that would result in its disqualification.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Assets Held for Investment

                               December 31, 1993

COMMON STOCK-FUND A

IDENTITY OF ISSUE, BORROWER,            DESCRIPTION OF
  OR SIMILAR ENTITY                       INVESTMENT            COST            FAIR VALUE
- - - -------------------------------------------------------------------------------------------
                                         # OF SHARES
Common Stock
- - - ------------
Arco Chemical Co                           5,200            $  193,427         $  224,900
Allied Signal Inc                          3,400               142,164            268,600
Alltel Corp                               17,000               479,485            501,500
Ambac Inc                                  8,100               268,488            340,200
Amerada Hess Corp                          9,500               399,366            428,688
American Electric Power Inc                9,000               245,147            334,125
American General Corp                      8,000               150,875            229,000
American Home Products Corp                6,000               385,706            388,500
American International Group              10,200               579,656            895,050
American Telephone & Telegraph             9,000               402,165            472,500
AMP Inc                                    8,000               423,182            505,000
AON Corp                                   6,000               152,298            290,250
Arrow Electronics Inc                     12,000               468,756            501,000
Atlantic Richfield Co                      2,600               264,323            273,650
Beckman Instruments Inc New               19,000               333,105            520,125
Bell Atlantic Corp                         8,000               378,010            474,000
Bellsouth Corp                            11,000               565,447            638,000
Boeing Co                                 26,000             1,020,675          1,124,500
Bowater Inc                                5,000               120,890            115,000
Bristol Myers Squibb Co                   14,200               851,735            827,150
British Airways PLC ADR                   14,100               691,730            937,650
British Petroleum PLC                      5,000               266,974            320,000
Champion International Corp                5,000               170,243            166,875
Chubb Corp                                10,800               839,629            841,050
Comerica Inc                              12,000               328,903            319,500
Consolidated Rail Corp                     2,200                34,659            147,125
Corestates Financial Corp                 11,000               213,174            287,375
Dean Witter Discover & Co                  7,761               304,317            268,725
Delta Air Lines Inc                        3,000               189,282            163,875
Diamond Shamrock Inc                      12,900               310,543            312,825
Dow Chemical Co                            4,600               276,169            261,050
Dupont E I De Nemours & Co                17,525               807,910            845,581
Dun & Bradstreet Corp                     10,000               505,343            616,250
Emerson Electric Co                        8,000               466,560            482,000

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
  OR SIMILAR ENTITY                    INVESTMENT          COST           FAIR VALUE
- - - ------------------------------------------------------------------------------------
Exxon Corp                               12,200           694,299          770,125
FPL Group Inc                            10,000           366,640          391,250
Federal National Mortgage Assn            7,000           398,559          549,500
Federal Paper Board Co Inc                6,500           117,458          138,125
Fingerhut Cos Inc                        15,800           133,617          444,375
First Brands Corp                         8,096           215,102          279,312
First Chicago Corp                       14,300           416,355          618,475
Ford Motor Co                            16,400           760,275        1,057,800
General Electric Co                       9,600           635,764        1,006,800
General Motors Corp                      10,000           380,557          548,750
General Motors Corp Class E              14,000           418,278          409,500
Hewlett-Packard Co                        2,200           121,416          173,800
IMC Fertilizer Group Inc                 12,400           464,130          562,650
ITT Corp                                  2,800           157,899          255,500
INCO Ltd                                  6,000           144,063          161,250
International Business Machines           8,300           660,852          468,950
International Paper Co                    8,700           552,380          589,425
Johnson & Johnson                        12,000           386,430          538,500
K Mart Corp                              10,700           190,366          230,050
Kaufman & Broad Home Corp                11,000           120,940          261,250
Lilly Eli & Co                            6,200           312,243          368,125
Lubrizol Corp                            33,000         1,000,729        1,126,125
MBIA Inc                                  4,100           143,572          257,787
MCI Communications Corp                  29,000           475,915          819,250
Mercantile Stores Inc                    13,000           452,777          471,250
Merck & Co Inc                           23,950           752,099          823,281
Meridian Bancorp Inc                     29,000           680,914          826,500
Michigan National Corp                    7,000           245,880          402,500
Minnesota Mining & Manufacturing          4,000           364,190          435,000
Mobil Corp                               10,000           696,758          791,250
Monsanto Co                              16,200           939,829        1,188,675
Morgan, J P & Co Inc                      7,000           401,450          485,625
Motorola Inc                              5,000           201,058          461,250
Nationsbank Corp                         15,000           726,756          735,000
Norfolk Southern Corp                     6,000           156,930          423,000
Nynex Corp                                5,500           217,310          220,687
Ohio Edison Co                           16,700           323,718          379,925
PPG Industries Inc                        6,000           395,830          455,250
Phelps Dodge Corp                         8,300           286,386          404,625
Philadelphia Electric Co                 14,000           287,570          423,500
Philip Morris Companies Inc               8,000           553,597          445,000
Phillips Petroleum Co                     7,200           180,310          208,800

IDENTITY OF ISSUE, BORROWER,              DESCRIPTION OF
  OR SIMILAR ENTITY                        INVESTMENT            COST            FAIR VALUE
- - - --------------------------------------------------------------------------------------------
Primerica Corp New                            10,000             444,550           388,750
Public Service Enterprise Group Inc            7,000             183,741           224,000
Reynolds Metals Co                            13,000             648,594           589,875
Rochester Gas & Electric Corp                 10,000             172,150           262,500
Royal Dutch Petroleum Co                       5,200             404,001           542,750
Schlumberger Ltd                               7,000             406,326           413,875
Scott Paper Co                                 4,500             158,424           185,063
Sears Roebuck & Co                             4,300             137,647           227,362
Smithkline Beecham PLC                         5,200              86,702           142,350
Societe Nationale Elf Aquitaine               16,000             488,383           566,000
Southern Co                                    4,500             108,904           198,563
Stratus Computer Inc                          16,000             469,985           502,000
TIG Holdings                                  20,000             445,580           460,000
T R W Inc                                      9,000             484,470           623,250
Tenneco Inc                                   16,500             712,989           868,313
Texaco Inc                                     8,000             473,184           518,000
Toys R Us Incorporated                        12,500             335,511           510,938
UST Inc                                       10,100             257,025           280,275
Ultramar PLC                                  12,500             187,672           317,187
Unilever NV                                    4,000             407,064           462,000
Union Pacific Corp                             9,000             328,406           563,625
U S West Inc                                  10,000             274,189           458,750
United Technologies Corp                       8,900             421,597           551,800
Unocal Corp                                   16,000             471,408           446,000
WD 40 Co                                       4,200             147,000           201,600
Wal-Mart Stores Inc                           10,000             105,146           250,000
Whirlpool Corp                                 1,500              42,906            99,750
Xerox Corp                                     3,600             193,576           321,750
                                                      ------------------------------------
                                                              39,358,667        48,105,737

Short-Term Investment Funds
- - - ---------------------------
PNC Money Market Portfolio           5,138,462 units           5,138,462         5,138,462

Registered Investment Companies
- - - -------------------------------
PNC Index Equity Portfolio Fund      1,940,222 units          19,473,413        21,478,252
                                                      ------------------------------------
    TOTAL COMMON STOCK-FUND A                                 63,970,542        74,722,451


INTERMEDIATE-TERM FIXED INCOME-FUND B



IDENTITY OF ISSUE, BORROWER,              DESCRIPTION OF
  OR SIMILAR ENTITY                         INVESTMENT               COST           FAIR VALUE
- - - ----------------------------------------------------------------------------------------------
U.S. Government and Agency Securities
- - - --------------------------------------
Federal Home Loan Banks                  2,500,000 par             2,500,000         2,663,275
                                         Cons Bd
                                         6.99% Due 04/25/1997

Federal Home Loan Mtg Corp               238,030 par                 233,865           257,815
                                         Group #360044
                                         10.00% Due 01/01/2019

Federal Home Loan Mtg Corp               254,125 par                 252,457           267,863
                                         Group #380025
                                         9.50% Due 07/01/2003

Federal Home Loan Mtg Corp               459,157 par                 456,144           483,979
                                         Group #380062
                                         9.50% Due 11/01/2004

Federal Home Loan Mtg Corp               483,983 par                 480,807           510,147
                                         Group #380066
                                         9.50% Due 01/01/2005

Federal National Mtg Assn                3,000,000 Par             2,038,800         2,560,320
 Prin Strips                             Prin Pmt on
                                         7.89% Due 03/09/2002

Federal National Mtg Assn                2,000,000 par             2,075,625         2,296,240
                                         DEB SER 90
                                         8.25% Due 12/18/2000

Federal National Mtg Assn                2,500,000 par             2,546,094         2,706,250
                                         DEB SER 87
                                         7.60% Due 01/10/1997

Federal National Mtg Assn                1,000,000 par               999,375         1,021,250
                                         DEB SER 92
                                         6.20% Due 01/10/1997


IDENTITY OF ISSUE, BORROWER,           DESCRIPTION OF
  OR SIMILAR ENTITY                      INVESTMENT                 COST           FAIR VALUE
- - - ---------------------------------------------------------------------------------------------
Federal National Mtg Assn             1,500,000 par               1,511,719         1,654,680
                                      7.55% Due 04/22/2002

Federal National Mtg Assn             1,000,000 par                 995,000         1,042,500
                                      7.30% Due 07/10/2002

Federal National Mtg Assn             l,000,000 par                 998,125         1,042,500
                                      DEB
                                      6.95% Due 09/10/2002

Federal National Mtg Assn             1,000,000 par               1,015,937         1,067,500
                                      DEB
                                      7.05% Due 11/12/2002

Federal National Mtg Assn             3,000,000 par               3,004,531         3,011,250
                                      DEB
                                      6.40% Due 03/25/2003

Federal National Mtg Assn             800,000 par                   799,625           771,000
                                      DEB
                                      5.45% Due 10/10/2003

Government Natl Mtg Assn              280,869 par                   266,825           305,004
                                      POOL #164012
                                      9.50% Due 09/15/2016

Government Natl Mtg Assn              620,512 par                   614,113           663,557
                                      POOL #251867
                                      9.00% Due 07/15/2018

US Treasury Notes                     1,000,000 par               1,003,828         1,075,940
                                      8.625% Due 10/15/1995

US Treasury Notes                     1,000,000 par               1,030,938         1,157,190
                                      8.875% Due 11/15/1998

US Treasury Notes                     1,000,000 par               1,017,969         1,022,190
                                      9.50% Due 05/15/1994

US Treasury Notes                     1,000,000 par                 994,760         1,031,090
                                      8.625% Due 08/15/1994

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
  OR SIMILAR ENTITY                    INVESTMENT                COST             FAIR VALUE
- - - --------------------------------------------------------------------------------------------
US Treasury Notes                   1,000,000 par               996,250            1,081,720
                                    7.875% Due 07/15/1996

US Treasury Notes                   1,300,000 par              1,283,479           1,469,208
                                    8.00% Due 08/15/1999

US Treasury Notes                   1,500,000 par              1,519,570           1,752,180
                                    8.50% Due 11/15/2000
                                                            --------------------------------
                                                              28,635,836          30,914,648

Corporate Debt Securities
- - - -------------------------
Consol Natural Gas Co               1,000,000 par                983,750             970,230
                                    DEB
                                    5.75% Due 08/01/2003

Federal Natl Mtg Assoc              400,000 par                  395,375             411,000
                                    DEB SER 89
                                    9.15% Due 09/10/1999

Ford Mtr Cr Corp                    2,000,000 par              1,961,480           1,967,400
                                    NTS
                                    6.375% Due 12/15/2005

General Motors Corp Note            750,000 par                  749,820             794,910
                                    7.625%
                                    Due 02/15/1997

Scott Paper Co Deb                  1,795,000 par              1,777,822           1,990,870
                                    8.30%
                                    Due 03/15/2004
                                                            --------------------------------
                                                               5,868,247           6,134,410
Other Investments
- - - -----------------
GMAC 1991-C Grantor Tr              467,481 par                  466,605             472,446
                                    Asset Backed CTF
                                    5.70% Due 12/15/1996

Short-Term Investment Funds
- - - ---------------------------
PNC Money Market Portfolio                   857,353 units           857,353        857,353

Registered Investment Companies
- - - -------------------------------
PNC Short-Term Bond Portfolio                111,000 par           1,109,955      1,103,339
                                                             ------------------------------
TOTAL INTERMEDIATE-TERM FIXED INCOME-FUND B                       36,937,996     39,482,196


SHORT-TERM FTXED INCOME-FUND C



IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
  OR SIMILAR ENTITY                        INVESTMENT              COST         FAIR VALUE
- - - ------------------------------------------------------------------------------------------
Other Investments
- - - -----------------
First Fed S/L Harrisburg CD             100,000 par               100,000         100,000
                                        #4019 DTD 01/06/1992
                                        5.65% Due 01/06/1994
                                                               ---------------------------
                                                                  100,000         100,000

Short-Term Investment Funds
- - - ---------------------------
PNC Money Market Portfolio              51,021,486 units       51,021,486      51,021,486
                                                               ---------------------------
TOTAL SHORT-TERM FIXED INCOME-FUND C                           51,121,486      51,121,486


PNC BANK CORP. STOCK-FUND D


IDENTITY OF ISSUE, BORROWER,          DESCRIPTION OF
  OR SIMILAR ENTITY                     INVESTMENT             COST           FAIR VALUE
- - - ----------------------------------------------------------------------------------------
Common Stock
- - - ------------
PNC Bank Corp.                        5,371,229 shares      94,161,300       155,765,635

Preferred Stock
- - - ---------------
PNC Bank Corp.                              839 shares           8,521            39,433

Short-Term Investment Funds
- - - ---------------------------
PNC Money Market Portfolio            2,901,292 units        2,901,292         2,901,292
                                                           -----------------------------
TOTAL PNC BANK CORP. STOCK-FUND D                           97,071,113       158,706,360


ESOP ACCOUNT



IDENTITY OF ISSUE, BORROWER,    DESCRIPTION OF
  OR SIMILAR ENTITY              INVESTMENT             COST         FAIR VALUE
- - - --------------------------------------------------------------------------------
Common Stock
- - - ------------

PNC Bank Corp.:
 Allocated Account            2,014,632 shares        39,566,759      58,424,328

 Unallocated Account          5,231,028 shares        99,189,490     151,699,812
                                                     ---------------------------
                                                     138,756,249     210,124,140


Short-Term Investment Funds
- - - ---------------------------

PNC Money Market Portfolio    2,882,834 units          2,882,834       2,882,834
                                                     ---------------------------
TOTAL ESOP ACCOUNT                                   141,639,083     213,006,974

LOAN FUND



IDENTITY OF ISSUE, BORROWER,       DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                       COST          FAIR VALUE
- - - ---------------------------------------------------------------------------------------------
Participant Loans
Installment Loans
- - - -----------------
     89-01               661,800 par                                  963                 963
                         Effective January, 1989
                         10.50%

     89-02               550,800 par                                  148                 148
                         Effective February, 1989
                         10.50%

     89-03 CFC           361,950 par                                1,015               1,015
                         Citizens Fidelity Corp
                         Effective February, 1989
                         10.50%

     CFC-88              2,742,862 par                                 80                  80
                         Citizens Fidelity Corp
                         Effective February, 1989
                         At Various Rates

     89-03               420,900 par                                1,177               1,177
                         Effective March, 1989
                         11.50%

     89-04               551,700 par                                2,454               2,454
                         Effective April, 1989
                         11.50%

     89-05               890,900 par                               28,085              28,085
                         Effective May, 1989
                         11.50%

     89-06               694,100 par                               12,826              12,826
                         Effective June, 1989
                         11.50%

IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                   COST            FAIR VALUE
- - - -------------------------------------------------------------------------------------------

      89-07                     549,800 par                     13,219               13,219
                                Effective July, 1989
                                11.00%

      89-08                     869,400 par                      8,319                8,319
                                Effective August, 1989
                                10.50%

      89-09                     1,472,600 par                   20,030               20,030
                                Effective September, 1989
                                10.50%

      89-10                     328,800 par                      1,077                1,077
                                Effective October, 1989
                                10.50%

      89-11                     348,800 par                     14,566               14,566
                                Effective November, 1989
                                10.50%

      89-12                     262,800 par                      5,605                5,605
                                Effective December, 1989
                                10.50%

      90-01                     328,500 par                     20,931               20,931
                                Effective January, 1990
                                10.50%

      90-02                     603,800 par                     16,883               16,883
                                Effective February, 1990
                                10.00%

      90-03                     464,800 par                     15,234               15,234
                                Effective March, 1990
                                10.00%

      90-04                     408,900 par                     37,592               37,592
                                Effective April, 1990
                                10.00%

IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                  COST              FAIR VALUE
- - - --------------------------------------------------------------------------------------------

     90-05                     700,300 par                     36,279               36,279
                               Effective May, 1990
                               10.00%

     90-06                     537,100 par                     39,607               39,607
                               Effective June, 1990
                               10.00%

     90-07                     489,100 par                     10,682               10,682
                               Effective July, 1990
                               10.00%

     90-08                     559,800 par                     46,000               46,000
                               Effective August, 1990
                               10.00%

     90-09                     979,000 par                     43,663               43,663
                               Effective September, 1990
                               10.00%

     90-10                     423,000 par                     12,609               12,609
                               Effective October, 1990
                               10.00%

     90-11                     442,500 par                     16,273               16,273
                               Effective November, 1990
                               10.00%

     90-12                     232,200 par                     22,907               22,907
                               Effective December, 1990
                               10.00%

     BOD-90                    595,341 par                     38,751               38,751
                               Bank of Delaware
                               Effective January, 1991
                               At various rates

     91-01                     418,100 par                     41,361               41,361
                               Effective January, 1991
                               10.00%

IDENTITY OF ISSUE, BORROWER,       DESCRIPTION OF
  OR SIMILAR ENTITY                  INVESTMENT                   COST            FAIR VALUE
- - - --------------------------------------------------------------------------------------------

      91-02                     643,300 par                      33,602             33,602
                                Effective February, 1991
                                9.50%

      91-03                     714,000 par                      58,888             58,888
                                Effective March, 1991
                                9.00%

      91-04                     572,900 par                      67,278             67,278
                                Effective April, 1991
                                9.00%

      91-05                     1,270,800 par                   119,601            119,601
                                Effective May, 1991
                                9.00%

      91-06                     955,200 par                      81,306             81,306
                                Effective June, 1991
                                8.50%

      91-07                     954,400 par                     143,715            143,715
                                Effective July, 1991
                                8.50%

      91-08                     1,507,100 par                   195,534            195,534
                                Effective August, 1991
                                8.50%

      91-09                     1,579,700 par                   267,452            267,452
                                Effective September, 1991
                                8.50%

      91-12                     2,235,000 par                   482,123            482,123
                                Effective December, 1991
                                8.00%

    CCNB92-1                    114,275 par                      58,168             58,168
                                Effective January, 1992
                                At various rates

IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                  COST             FAIR VALUE
- - - -------------------------------------------------------------------------------------------

    CCNB92-2                  15,991 par                          8,767               8,767
                              Effective February, 1992
                              At various rates

    92-03                     3,962,900 par                   1,275,162           1,275,162
                              Effective March, 1992
                              6.50%

    92-06                     3,931,400 par                   1,320,558           1,320,558
                              Effective June, 1992
                              6.50%

    92-09                     4,333,500 par                   1,960,098           1,960,098
                              Effective September, 1992
                              6.50%

    92-12                     2,505,000 par                   1,814,571           1,814,571
                              Effective December, 1992
                              6.00%

    93-03                     3,459,000 par                   2,638,366           2,638,366
                              Effective March, 1993
                              6.00%

    93-03-X                   16,600 par                         15,727              15,727
                              Effective March, 1993
                              6.00%

    93-06                     4,122,800 par                   3,621,476           3,621,476
                              Effective June, 1993
                              6.00%

    93-06-X                   1,000 par                             817                 817
                              Effective June, 1993
                              6.00%

    93-09                     4,667,500 par                   4,464,449           4,464,449
                              Effective September, 1993
                              6.00%
                                                            -------------------------------
                                                             19,135,994          19,135,994


IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                 COST              FAIR VALUE
- - - -------------------------------------------------------------------------------------------
Mortgage Loans
- - - --------------

    89-01-M                    15,000 par                       8,239                 8,239
                               Effective January, 1989
                               10.50%

    89-03CFC-M                 41,300 par                      15,205                15,205
                               Citizens Fidelity Corp.
                               Effective February, 1989
                               10.50%

    CFC88-M                    349,104 par                     19,450                19,450
                               Citizens Fidelity Corp.
                               Effective February, 1989
                               At various rates

    89-03-M                    19,700 par                       3,789                 3,789
                               Effective March, 1989
                               11.50%

    89-04-M                    42,900 par                      12,176                12,176
                               Effective April, 1989
                               11.50%

    89-05-M                    59,700 par                       1,702                 1,702
                               Effective May, 1989
                               11.50%

    89-06-M                    85,300 par                      12,802                12,802
                               Effective June, 1989
                               11.50%

    89-07-M                    19,000 par                       6,386                 6,386
                               Effective July, 1989
                               11.00%

    89-08-M                    72,400 par                      12,768                12,768
                               Effective August, 1989
                               10.50%


IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                   COST            FAIR VALUE
- - - -------------------------------------------------------------------------------------------

       89-09-M                  119,900 par                      50,767              50,767
                                Effective September, 1989
                                10.50%

       89-12-M                  4,600 par                         3,314               3,314
                                Effective December, 1989
                                10.50%

       90-02-M                  12,800 par                       10,393              10,393
                                Effective February, 1990
                                10.00%

       90-03-M                  88,100 par                       32,309              32,309
                                Effective March, 1990
                                10.00%

       90-04-M                  66,600 par                       24,309              24,309
                                Effective April, 1990
                                10.00%

       90-05-M                  38,700 par                       10,961              10,961
                                Effective May, 1990
                                10.00%

       90-06-M                  41,000 par                       20,329              20,329
                                Effective June, 1990
                                10.00%

       90-07-M                  49,500 par                        7,592               7,592
                                Effective July, 1990
                                10.00%

       90-08-M                  80,200 par                       70,029              70,029
                                Effective August, 1990
                                10.00%

       90-09-M                  33,700 par                       26,725              26,725
                                Effective September, 1990
                                10.00%

IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                   COST            FAIR VALUE
- - - -------------------------------------------------------------------------------------------

        90-10-M                 6,400 par                         3,218               3,218
                                Effective October, 1990
                                10.00%

        90-12-M                 11,200 par                       10,094              10,094
                                Effective December, 1990
                                10.00%

        91-02-M                 83,400 par                       71,664              71,664
                                Effective February, 1991
                                9.50%

        91-03-M                 58,700 par                       30,425              30,425
                                Effective March, 1991
                                9.00%

        91-04-M                 59,000 par                       37,684              37,684
                                Effective April, 1991
                                9.00%

        91-05-M                 57,000 par                       36,721              36,721
                                Effective May, 1991
                                9.00%

        91-07-M                 118,700 par                      61,731              61,731
                                Effective July, 1991
                                8.50%

        91-08-M                 60,100 par                       36,497              36,497
                                Effective August, 1991
                                8.50%

        91-09-M                 42,800 par                       34,979              34,979
                                Effective September, 1991
                                8.50%

        91-12-M                 92,200 par                       64,685              64,685
                                Effective December, 1991
                                8.00%

IDENTITY OF ISSUE, BORROWER,      DESCRIPTION OF
  OR SIMILAR ENTITY                 INVESTMENT                 COST              FAIR VALUE
- - - -------------------------------------------------------------------------------------------

        92-09-M                 287,300 par                     251,829             251,829
                                Effective September, 1992
                                6.50%

        92-03-M                 504,700 par                     341,474             341,474
                                Effective March, 1992
                                6.50%

        92-06-M                347,100 par                      261,166             261,166
                               Effective June, 1992
                               At various rates

        92-12-M                148,700 par                      139,785             139,785
                               Effective December, 1992
                               6.00%

        93-03-M                203,200 par                      195,147             195,147
                               Effective March, 1993
                               6.00%

        93-06-M                309,100 par                      223,218             223,218
                               Effective June, 1993
                               6.00%

        93-09-M                379,300 par                      376,124             376,124
                               Effective September, 1993    -------------------------------
                               6.00%

                                                              2,525,686           2,525,686
                                                           --------------------------------

                                                             21,661,680          21,661,680


Short-Term Investment Funds
- - - ---------------------------

PNC Money Market Portfolio     395,698 units                    395,698             395,698
                                                           --------------------------------

TOTAL LOAN FUND                                              22,057,378          22,057,378
                                                           --------------------------------

TOTAL PNC BANK CORP. INCENTIVE SAVINGS PLAN                $412,797,598        $559,096,845
                                                           ================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                Transactions or Series of Transactions in Excess
                 of 5  Percent of the Fair Value of Plan Assets

                          Year ended December 31, 1993



                                                                         FAIR VALUE
                                                           COST         OF ASSETS ON        NET
                              PURCHASE     SELLING          OF           TRANSACTION       GAIN
   DESCRIPTION OF ASSETS       PRICE        PRICE         ASSETS             DATE         (LOSS)
- - - ------------------------------------------------------------------------------------------------

Category (iii)--Series of Transactions in Excess of 5 Percent of Plan Assets
- - - ----------------------------------------------------------------------------

PNC Bank Corp.                22,565,657                 22,565,657     22,565,657            --
PNC Money Market Portfolio    34,362,261                 34,362,261     34,362,261            --
PNC Money Market Portfolio                 42,397,443    42,397,443     42,397,443            --




There were no category (i), (ii) or (iv) reportable transactions during 1993.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PNC BANK CORP.
                                      (REGISTRANT)


Date: June 28, 1994                By  /s/ Robert L. Haunschild
                                     -----------------------------
                                      Robert L. Haunschild
                                      SENIOR VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

                                                                  Page of
                                                               Amendment No. 1
                                                               ---------------
23.2    Consent of Independent Auditors, filed herewith.             42

