Form 10-Q
period 1994-06-30
PNC BANK CORP
filed 1994-08-15
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


           (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

                 For the Quarterly Period Ended June 30, 1994

                                     OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _______________________.

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

                                 (412) 762-3900
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X   No
                                                      -----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($5 par value):  235,871,108 shares outstanding at July 29, 1994.


                       Exhibit Index appears on page 5

                        PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           The following consolidated financial information of PNC Bank Corp. and subsidiaries ("Corporation") is incorporated herein by reference to the 1994 Second Quarter Financial Review ("Financial Review") which is filed herewith as Exhibit 99.1. Page references set forth below are to such Financial Review.


           Financial Information                                                              Page Reference
           ---------------------                                                              --------------
           Consolidated Balance Sheet as of June 30, 1994
             and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
           Consolidated Statement of Income for the three months and
             six months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . .        18
           Consolidated Statement of Cash Flows for the
             six months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . .        19
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      20-21

           The statistical disclosure under the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the Financial Review at pages 22 and 23 is incorporated herein by reference. Certain other statistical disclosure is included below in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as permitted by Guide 3, Statistical Disclosures by Bank Holding Companies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The information contained under the caption "Corporate Financial Review" in the Financial Review at pages 2 through 16 is incorporated herein by reference.

                           PART II--OTHER INFORMATION

ITEM 4. Submission of Matters for a Vote of Security Holders

           An annual meeting of shareholders of the Corporation was held on April 26, 1994, for the purpose of electing fifteen directors of the Corporation and to approve the PNC Bank Corp. 1994 Annual Incentive Award Plan ("Incentive Plan"). All fifteen nominees were elected and the Incentive Plan was approved. A summary of the votes cast with respect to the election of directors and the approval of the Incentive Plan is filed herewith as Exhibit 99.2 and incorporated herein by reference.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) The exhibits listed on the Exhibit Index on Page 5 of this Form 10-Q are filed herewith.

           (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1994:

                (1) Current Report on Form 8-K dated April 18, 1994, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months ended March 31, 1994.

                (2) Current Report on Form 8-K dated May 24, 1994, was filed pursuant to Item 5 to report a public offering of $200 million of Debt Securities designated 7-3/4% Subordinated Notes
                Due 2004 issued by PNC Funding Corp and guaranteed by the Corporation. A form of Debt Securities and the underwriting agreement were filed as exhibits.

                (3) Current Report on Form 8-K dated June 16, 1994, was filed pursuant to Item 5 to report (i) the Corporation's consolidated financial results for the three months and six months ended June 30, 1994; (ii) the completion of the acquisition of First Eastern Corp., a bank holding company with operations in northeastern Pennsylvania; (iii) the completion of the acquisition of a $10-billion residential mortgage servicing portfolio from the Associates Corporation of North America; and
                (iv) the execution of a definitive agreement to acquire BlackRock Financial Management L.P., a New York-based fixed-income management firm.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  August 15, 1994                    By /s/ Robert L. Haunschild
                                             ----------------------
                                                Robert L. Haunschild
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

The following exhibits are filed herewith:

11       Calculation of Primary and Fully Diluted Earnings Per Common Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

99.1     1994 Second Quarter Financial Review.

99.2     Summary of Votes Cast.