Form 10-Q
period 1994-09-30
PNC BANK CORP
filed 1994-11-14
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


           (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

                 For the Quarterly Period Ended September 30, 1994

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

  Common Stock ($5 par value): 234,869,658 shares outstanding at November 9, 1994.


                       Exhibit Index appears on page 5

                        PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           The following consolidated financial information of PNC Bank Corp. and subsidiaries ("Corporation") is incorporated herein by reference to the 1994 Third Quarter Financial Review ("Financial Review") which is filed herewith as Exhibit 99. Page references set forth below are to such Financial Review.


           Financial Information                                                              Page Reference
           ---------------------                                                              --------------
           Consolidated Balance Sheet as of September 30, 1994
             and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
           Consolidated Statement of Income for the three months and
             nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . .        18
           Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . .        19
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      20-21

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

           (b) The following report on Form 8-K was filed during the quarter ended September 30, 1994:

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


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  November 14, 1994                 By /s/ Robert L. Haunschild
                                             ----------------------
                                                Robert L. Haunschild
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

The following exhibits are filed herewith:

11       Calculation of Primary and Fully Diluted Earnings Per Common Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

27       Financial Data Schedule.

99       1994 Third Quarter Financial Review.