Form 10-Q/A
period 1994-09-30
PNC BANK CORP
filed 1994-11-28
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A
                               (Amendment No. 1)

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

        This Amendment No. 1 to the Form 10-Q for the quarterly period ended September 30, 1994 of PNC Bank Corp. (the "Corporation") is being filed to amend the last two lines of the "Maturity Distribution of Hedge Swaps" table appearing on page 13 of Exhibit 99 - 1994 Third Quarter Financial Review. The interest rates set forth in the last two lines of the originally filed table had been inadvertently transposed.

        Accordingly, "Item 6. Exhibits and Reports on Form 8-K" under "Part II-Other Information" is hereby amended in its entirety to read as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed herewith or incorporated by reference as noted below:


     Exhibit No.     Description of Document
     -----------     -----------------------
        11           Calculation of Primary and Fully Diluted Earnings Per
                     Common Share (incorporated by reference to Exhibit 11
                     contained in the Form 10-Q for the quarterly period ended
                     September 30, 1994 (the "Third Quarter Form 10-Q")).

        12.1         Computation of Ratio of Earnings to Fixed Charges
                     (incorporated by reference to Exhibit 12.1 contained in the Third Quarter Form 10-Q).

        12.2         Computation of Ratio of Earnings to Combined Fixed
                     Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.2 contained in the Third Quarter
                     Form 10-Q).

        27           Financial Data Schedule (incorporated by reference to
                     Exhibit 27 contained in the Third Quarter Form 10-Q).

        99           1994 Third Quarter Financial Review (filed herewith).


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


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  November 28, 1994                  By /s/ William J. Johns
                                             ----------------------
                                                William J. Johns
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX

The following exhibits are filed herewith:



99       1994 Third Quarter Financial Review.