Form 10-K
period 1994-12-31
PNC BANK CORP
filed 1995-03-31
CIK 713676

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   [X]       Annual report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1994
                                      OR
   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the transaction period
          from                        to
               ----------------------    ----------------------

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  25-1435979
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                                ONE PNC PLAZA
                         FIFTH AVENUE AND WOOD STREET
                       PITTSBURGH, PENNSYLVANIA  15265
                   (Address of principal executive offices)
                                  (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - (412) 762-3900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                                                          Name of Each Exchange
                        Title of Each Class                                                on Which Registered
                        -------------------                                                -------------------
Common Stock, par value $5.00                                                            New York Stock Exchange
$1.60 Cumulative Convertible Preferred Stock - Series C, par value $1.00                 New York Stock Exchange
$1.80 Cumulative Convertible Preferred Stock - Series D, par value $1.00                 New York Stock Exchange

                            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                     $1.80 Cumulative Convertible Preferred Stock - Series A, par value $1.00
                     $1.80 Cumulative Convertible Preferred Stock - Series B, par value $1.00
                               8.25 % Convertible Subordinated Debentures Due 2008

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---     ---

INDICATE BY CHECK MARK IF THE DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [    ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AMOUNTED TO APPROXIMATELY $5,468,988,835 AT FEBRUARY 28, 1995.

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT February 28, 1995:
230,452,514

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PNC BANK CORP.'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994 ("ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE INTO PARTS I AND II AND PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF PNC BANK CORP. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 25, 1995 ("PROXY STATEMENT") ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN OF PORTIONS OF THE PROXY STATEMENT SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN ITEM 402(a)(8) OF REGULATION S-K.

                                     INDEX

PART I                                                                          PAGE
                                                                                ----
Item 1          Business                                                         1
Item 2          Properties                                                       17
Item 3          Legal Proceedings                                                17
Item 4          Submission of Matters to a Vote of Security Holders              *

PART II

Item 5          Market for Registrant's Common Equity and Related Stockholder
                 Matters                                                         18
Item 6          Selected Financial Data                                          19
Item 7          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                       19
Item 8          Financial Statements and Supplementary Data                      19
Item 9          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                        *

PART III

Item 10         Directors and Executive Officers of the Registrant               19
Item 11         Executive Compensation                                           19
Item 12         Security Ownership of Certain Beneficial Owners and
                 Management                                                      20
Item 13         Certain Relationships and Related Transactions                   20

PART IV
Item 14         Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                        20

SIGNATURES                                                                       22

EXHIBIT INDEX                                                                    25

* Not Applicable.

                                     PART I

ITEM 1 - BUSINESS

        BUSINESS OVERVIEW

          INTRODUCTION

        PNC Bank Corp. ("PNC Bank" or "Corporation"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). PNC Bank was incorporated under Pennsylvania law in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC Bank has diversified its geographical presence and product capabilities through strategic acquisitions and the formation of various non-banking subsidiaries. At December 31, 1994, the Corporation operated 10 banking subsidiaries in Pennsylvania, Delaware, Indiana, Kentucky, Massachusetts, New Jersey, and Ohio ("primary markets"), and over 80 non-banking subsidiaries. The Corporation's total assets and total shareholders' equity were $64.1 billion and $4.4 billion, respectively. Based on year-end 1994 assets, PNC Bank was the 12th largest bank holding company in the United States. During 1994, the Corporation and subsidiaries employed approximately 21,000 people on a full-time equivalent basis.

          ACQUISITIONS

        On November 30, 1993, the Corporation completed the acquisition of PNC Mortgage (formerly Sears Mortgage Banking Group). With this acquisition, the Corporation added mortgage-related assets of $7.6 billion; a mortgage servicing portfolio approximating $27 billion, including $21 billion serviced for others; and a national residential mortgage origination network. In 1994, the Corporation purchased a $10 billion residential mortgage servicing portfolio from the Associates Corporation of North America.

        During 1994, the Corporation completed the acquisitions of United Federal Bancorp, Inc., State College, Pennsylvania and First Eastern Corp., Wilkes-Barre, Pennsylvania. The combined assets and deposits totaled $2.8 billion and $2.4 billion, respectively, and are now part of PNC Bank, National Association.

        On January 13, 1995, the Corporation acquired Indian River
        Federal Savings Bank ("Indian River"), Vero Beach, Florida, for approximately $12 million in cash. Indian River had assets of $79 million and deposits of $62 million at December 31, 1994. In connection with the acquisition, Indian River was merged with PNC Trust Company of Florida, National Association and renamed PNC Bank, FSB. Through this subsidiary, the Corporation offers private banking services to customers throughout Florida.

        On February 28, 1995, the Corporation completed the acquisition of BlackRock Financial Management L.P. and related partnerships ("BlackRock") for approximately $240 million in cash and notes. BlackRock, with approximately $24.3 billion of managed assets, provides fixed-income asset management services. BlackRock now operates as a subsidiary of PNC Asset Management Group, Inc. ("Asset Management Group"), a newly-formed subsidiary of PNC Bank, National Association, that holds the Corporation's investment management companies.

        On March 3, 1995, the Corporation completed the acquisition of Brentwood Financial Corporation ("Brentwood"), Cincinnati, Ohio, for approximately $20.9 million in cash. The acquisition added assets and deposits of approximately $96 million and $78 million, respectively. The assets and deposits acquired are now part of PNC Bank, Ohio, National Association.

        On March 7, 1995, the Corporation entered into a definitive agreement with Chemical Banking Corp. ("Chemical") to acquire Chemical Bank New Jersey. The total purchase price will approximate $504 million, subject to closing adjustments in accordance with the terms of the agreement. The Chemical Bank New Jersey franchise being acquired consists of a network of 84 branches, located in 15 counties throughout central and southern New Jersey, adjacent to the Corporation's existing operations in eastern Pennsylvania and Delaware. Chemical will retain its northern New Jersey banking operations, focused on the New York metropolitan region. The transaction includes assets approximating $3.3 billion and retail core deposits of approximately $2.9 billion. The Corporation is not acquiring any nonperforming assets. The Corporation expects the transaction to close prior to year-end 1995, subject to regulatory approvals.

        BUSINESS STRATEGIES

        In 1994, the Corporation was faced with interest rates that rose higher and faster than anticipated. Consequently, the Corporation focused on reducing interest rate sensitivity and realigning the balance sheet consistent with its operating strategies. During the second half of 1994, the Corporation sold $4.5 billion of fixed-rate securities, entered into $5.0 billion notional value of pay-fixed interest rate swaps; and purchased $5.5 billion notional value of interest rate caps. As a result, the Corporation substantially reduced its liability sensitivity at one year and mitigated the impact of significantly higher interest rates on net interest income. As part of the balance sheet realignment, the Corporation intends to reduce further its securities portfolio. In addition, in connection with this downsizing, in January 1995 the Corporation's board of directors authorized the purchase of up to 24 million common shares over a two-year period.

        The financial services industry is currently being challenged by potential deregulation, excess capital, overcapacity and increased competition. Loan pricing and credit standards are under competitive pressure as lenders seek to employ capital and nonbank competitors make capital markets more accessible to a broader range of borrowers. Traditional deposit activities are subject to pricing pressures and customer migration as the competition for consumer investment dollars intensifies among banks and other financial services companies. Mortgage banking is being challenged as providers of residential mortgages and mortgage services attempt to maintain origination and servicing volumes in an environment characterized by significantly reduced business volumes. These factors have the potential to adversely affect the Corporation's financial results for 1995.

        The Corporation's business strategies in this environment are based on a commitment to be an exceptional marketing company with a focus on customer satisfaction. The Corporation has begun to realign its line of business structure with various customer segments, as it believes this will provide greater opportunities for growth and business development. The Corporation intends to continue to focus marketing efforts on customer segments. As part of the marketing focus, employee training will emphasize identifying and meeting customers' need and taking advantage of permissible cross-selling opportunities. Also, because of changes in consumer preferences, the Corporation intends to continue to make investments in alternative delivery systems, such as telebanking, and to continue to consolidate approximately 30 percent of its retail branches over the next few years. Along with these operating strategies, the Corporation will further evaluate its existing businesses and markets and their respective rates of return, and continue to consider and evaluate opportunities to diversify and complement its business mix, as it did when it acquired BlackRock.

        LINES OF BUSINESS

        PNC Bank delivers a broad range of financial services and products to its customers through four distinct lines of business:
        Corporate Banking, Retail Banking, Investment Management and Trust, and Investment Banking. For the most part, these products and services are distributed through PNC Bank's retail banking office network or wholesale banking offices located in certain major metropolitan areas located in the United States. PNC Bank also originates residential mortgages through 100 offices in 30 states. Additional information relating to the lines of business is set forth under the caption entitled "Line of Business Results" in the "Corporate Financial Review" included on pages 26-31 of the Annual Report to Shareholders, which is incorporated herein by reference.

        CORPORATE BANKING Corporate Banking provides traditional financing, liquidity and treasury management, capital markets, and other financial services to business and government entities. Corporate Banking's focus is on serving customers by developing and delivering specific products and services to meet their needs. This line of business has established one of the largest market shares among middle-market companies in most of the Corporation's primary markets. In addition, Corporate Banking maintains banking relationships with many of the largest companies in the United States and is a major provider of treasury management products and services to large corporate customers. Corporate Banking also provides its customers with access to the capital markets through an array of financing alternatives including securitization activities.

        RETAIL BANKING Retail Banking provides lending, deposit, investment, payment system access, and other financial services to consumers and small businesses. Such services are primarily provided through PNC Bank's 604 banking offices located in the Corporation's primary markets. The principal focus of Retail Banking is on providing products and services sought by its customers in a cost-effective manner. The Corporation's unified operating systems have been designed to enable Retail Banking to provide common products and services in a low-cost manner. Alternative delivery systems, such as the Corporation's consolidated telebanking center in Pittsburgh, are expected to allow the Corporation to provide products and services more efficiently than traditional banking delivery systems. Retail Banking serves approximately 2.5 million households and more than 75,000 small businesses, with a loan portfolio exceeding $20 billion and more than $27 billion in deposits. At December 31, 1994, PNC Mortgage was the nation's 12 largest mortgage banking company, based on its mortgage servicing portfolio of approximately $41 billion, including $30 billion serviced for others. Retail Banking is currently reorganizing its delivery channels around customer segments, including development of a "Private Bank" to serve affluent customers, a "Branch Bank" to serve small-business and traditional customers and a "Direct Bank" under which the Corporation will provide products and services to customers in its primary markets and nationwide through alternative delivery systems.

                INVESTMENT MANAGEMENT AND TRUST Investment Management and Trust provides investment advice, asset management, and administrative and custodial services to individuals, institutions and mutual funds. Additionally, economic and investment research services are sold to more than 245 other financial institutions. At December 31, 1994, the Corporation was among the largest United States bank trustees for individuals and was the ninth-largest United States bank investment manager and 32nd-largest among all investment managers in the country. The Corporation provided services to more than 400 mutual fund companies ranking it among the largest providers of such services. In addition, the Corporation was the second largest bank manager of mutual funds. The acquisition of BlackRock, completed February 28, 1995, added $24.3 billion of assets under management. As part of the Corporation's customer segment alignment, Investment Management and Trust's personal trust organization will become part of the Private Bank, and its corporate trust and employee benefits sales and servicing will become part of Corporate Banking. The Corporation's investment management and asset servicing functions will be part of the new Asset Management Group.


        INVESTMENT BANKING Investment Banking includes the Asset/Liability Management function of PNC Bank as well as underwriting, brokerage, direct investment and liquidity management services. PNC Brokerage Corp. services Retail Banking customers throughout the branch system with more than 200 licensed brokers. Through PNC Brokerage Corp, Investment Banking offers a broad range of financial products including FDIC-insured money market accounts and certificates of deposits and non-FDIC insured stocks, bonds and mutual funds. In addition, certain securities underwriting services are provided by PNC Securities Corp, which ranks as one of the largest bank underwriters of revenue bonds for the health care industry and colleges and universities. Private equity placements for middle market and smaller companies to finance growth or ownership transition are provided by PNC Equity Management Corp and related companies. As part of the Corporation's customer segment alignment, PNC Brokerage Corp will become part of the Private Bank. Public and corporate finance and liquidity management will be aligned with Corporate Banking.

          SUBSIDIARY BANKS

        Information as of December 31, 1994 for certain of the Corporation's banks is set forth below.

    Dollars in billions                                         APPROXIMATE                APPROXIMATE
                                                      TOTAL    PERCENTAGE OF    TOTAL     PERCENTAGE OF
    SUBSIDIARY BANK/HEADQUARTERS                      ASSETS   TOTAL ASSETS    DEPOSITS   TOTAL DEPOSITS
    ----------------------------------------------------------------------------------------------------
    PNC Bank, National Association, Pittsburgh, PA     $44.6        70%         $24.7           71%
    PNC Bank, Kentucky, Inc., Louisville, KY             5.8         9            3.4           10
    PNC Bank, Ohio, National Association,                4.4         7            2.7            8
     Cincinnati, OH
    PNC Mortgage Bank, National Association,             3.1         5            2.2            6
     Pittsburgh, PA
    PNC Bank, Delaware, Wilmington, DE                   2.9         5            1.7            5
    PNC Bank, New England, Boston, MA                    1.0         2             .5            1

        STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

        The "Statistical Information" contained on pages 67-77 of the Annual Report to Shareholders is incorporated herein by reference.

        RISK MANAGEMENT

        In the normal course of business, the Corporation is subject to various risks. Two of the most significant are interest rate risk and credit risk. Although it cannot eliminate these risks, the Corporation has risk management processes designed to provide for risk identification, measurement, monitoring and control. In addition to the discussion provided below, information related to the Corporation's risk management activities is set forth under the section entitled "Risk Management" in the "Corporate Financial Review" included on pages 37
        - 42 of the Annual Report to Shareholders, which is incorporated herein by reference.

        INTEREST RATE RISK Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Asset/liability management uses a variety of investments, funding sources and off-balance-sheet instruments in managing the overall interest rate risk profile of the Corporation. A number of tools are used to measure interest rate risk including income simulation modeling and interest sensitivity ("gap") analyses.

        A dynamic income simulation model is the primary mechanism used by management to measure interest rate risk. The primary purpose of the simulation model is to assess the direction and magnitude of the impact of most likely (a "base case" which management believes is reasonably likely to occur) and higher and lower ("alternative") interest rate scenarios on net interest income.

                The results of the simulation model are highly dependent on numerous assumptions.These assumptioins generally fall into two categories: those relating to the interest rate environment and those relating to general business and economic factors. Assumptions related to the interst rate environment include the level of various interest rates, the shape of the yield curve, and the relationship among these factors as rates change. Also included are other rate-related factors, such as prepayment speed on mortgage-related assets and the cash flows and maturities of financial instruments including index amortizing interest rate swaps. Assumptions related to general business and economic factors include changes in market conditions, loan pricing, deposit sensitivity, customer preferences, competition, and management's financial and and capital plans. The assumptions are developed based on current business and asset/liability management strategies, historical experience, the current economic environment, forecasted economic conditions and other analyses. These assumptions are subject to change as time passes. Accordingly, they are updated on at least a quarterly basis. Because of these and other factors, including those described in "Business Strategies" above, the results of the model, as discussed in the section entitled "Asset/Liability Managment" of the "Corporate Financial Review" at page 38 of the Annual Report to Shareholders, will not necessarily provide a precise estimate of net interest income or the impact of higher or lower interest rates.

                Using these assumptions, the model simulates net interest income under a base case scenario that mangement believes is reasonably likely to occur. Management also evaluates the relative risk of changes in interest rates by simulating the impact on net interest income of gradual parallel shifts in interest rates of 100 basis points higher and lower than the base case scenario. In such alternative scenarios, certain assumptions that are directly dependent on the interest rate environment are adjusted for the respective higher or lower interest rate environment. Other assumptions related to general and economic factors are held constant with those developed for the base case scenario. As a result, the alternative interest rate scenarios indicate what may happen to net interest income if interest rates were to change to the levels of the higher and lower scenarios but does not predict what may happen to net interest income if business and economic assumptions are not realized.

                Actual results will differ from the simulated results of the base case scenario and of each alternative scenario due to various factors including timing, magnitude and frequency of interest rate changes, the relationship or spread between various interest rates, changes in market conditions, loan pricing and deposit sensitivity, customer preferences, competition, and the actual interaction of the numerous assumptions. In addition, the actual results will be affected by the impact of mergers or acquisitions and business and asset/liability management strategies that differ from those assumed in the model. While the simulation model measures the relative risk of changes in interest rates on net interest income, the actual impact on net interest income could exceed or be less than the amounts projected in the base case and in each alternative scenario. If interest rates exceed those assumed in the high alternative scenarios, or if interest rates are less than those assumed in the low alternative scenario, the actual impact on net interest income could further differ from the simulated results.

        In addition to the simulation model, management performs an interest sensitivity (gap) analysis which represents a point-in-time net position of assets, liabilities and off-balance-sheet instruments subject to repricing in specified time periods. A cumulative liability-sensitive gap position indicates the Corporation's liabilities are expected to reprice more quickly than its assets. Alternatively, a cumulative asset-sensitive gap position indicates the Corporation's assets are expected to reprice more quickly than its liabilities. The gap analysis does not accurately measure the magnitude of changes in net interest income since changes in interest rates over time do not impact all categories of assets, liabilities and off-balance-sheet instruments equally or simultaneously.

        The Corporate Asset and Liability Committee ("ALCO") has primary responsibility for monitoring compliance with established interest rate risk policies and procedures. ALCO policies include limits on interest rate sensitivity to gradual parallel shifts in interest rates and the cumulative one-year gap. Management may initiate various asset/liability actions to remain in compliance with such limits. Such actions are dependent on existing and expected economic conditions, the overall interest rate risk profile of the Corporation, various business strategies, and other factors. Actions that management may initiate are also subject to costs, competitive factors and execution risks (that is, the ability to execute a desired action and to do so at acceptable costs).

        CREDIT RISK Credit risk represents the possibility that borrowers may not perform in accordance with contractual terms. Credit risk results from extending credit, purchasing securities and entering into certain off-balance-sheet financial instruments. Risk associated with the extension of credit includes general risk, which is inherent in the lending business, and risk specific to individual borrowers. The Corporation seeks to manage credit risk through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Information relating to the distribution of the loan portfolio by type of loan, loan maturities and interest sensitivity is set forth under the section entitled "Loans" in the "Corporate Financial Reviews" and "Loans" in the "Statistical Information" included on pages 32 and 33 and page 74, respectively, of the Annual Report to Shareholders, which is incorporated herein by reference.

        Credit Policy is responsible for the overall management of credit risk and the development and application of consistent policies and procedures across the Corporation. One objective is diversification by industry concentration, geographic distribution and the type of borrower. Policies contain limits on amounts that may be committed for specified categories of loans and individual borrowers. These limits are specified for both consolidated and individual bank exposure levels. Specific underwriting policies have been adopted for many categories of exposure including commercial real estate, cable, cellular, broadcasting, health care and automobile dealers, as well as general policies covering standards of documentation, collateral coverage, guarantee provisions, environmental risk protection and approval processes.

        The Corporation receives collateral to support credit extensions and commitments when deemed necessary, the amount of which is based on management's credit evaluation of the borrower. The most significant categories of collateral include real estate, commercial business assets, cash on deposit and marketable securities. In addition, for some loans made on the basis of the general creditworthiness of the borrower, additional security in the form of real and personal property may be obtained that may not be directly related to the purpose of the loan.

        In order to assess and monitor the degree of risk in the loan portfolio, a lender-initiated credit risk grading system is used. A risk grade is assigned to each loan on origination based on an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. Industry and economic risks are also considered when assigning such grades. Credit grades are maintained by the loan officer whose responsibilities include monitoring the risk inherent in such individual credits. An independent corporate loan review function assesses the credit granting process and reviews credit grades for compliance with policies.

        Asset/liability management seeks to minimizes the credit risk associated with its activities, primarily by entering into transactions with only a select number of high-quality institutions, establishing credit limits with counterparties and, where applicable, requiring segregated collateral.

        SUPERVISION AND REGULATION

          BANK HOLDING COMPANIES

        GENERAL As a registered holding company, the Corporation is regulated under the BHC Act and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires, among other things, the prior approval of the Federal Reserve Board in any case where the Corporation proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or
        (iii) merge or consolidate with any other bank holding company.

        ACQUISITIONS/PERMISSIBLE BUSINESS ACTIVITIES The BHC Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. Pennsylvania law permits bank holding companies located in any state to acquire Pennsylvania banks and bank holding companies, provided that the home state of the acquiring company has enacted "reciprocal" legislation. In this context, reciprocal legislation is generally defined as legislation that expressly authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in another state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in Pennsylvania by a bank holding company located in the other state.

        On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), which permits adequately capitalized and adequately managed bank holding companies to acquire banks in any state. The IBBEA also permits banks in separate states to consolidated into single entities with branches in multiple states. Consequently, effective September 29, 1995, the Corporation will have the authority to acquire any bank or bank holding company, and could be acquired by any bank or bank holding company, located anywhere in the United States. Further, effective June 1, 1997, the Corporation's subsidiary banks will have the authority, subject to certain restrictions, including state opt-out provisions, to consolidate with one another. States may affirmatively opt-in earlier. Among other things, the IBBEA provides that interstate branches of national banks will be subject to host state laws with respect to intrastate branching, consumer protection, fair lending, and community reinvestment laws, unless any such law is preempted by federal law or is discriminatory in effect. The IBBEA provides that interstate branches of state banks will be subject to the laws of the host state. In addition, among other things, the IBBEA increases the community reinvestment requirements applicable to multi-state depository institutions. This legislation may increase competition as banks branch across state lines and enter new markets.

        Under the BHC Act, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of any class of voting shares of any non-banking corporation. Further, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations except those corporations engaged in businesses or furnishing services that the Federal Reserve Board deems to be closely related to banking as "to be proper incident thereto." The Federal Reserve Board has determined that a number of activities meet this standard, including, for example, (i) making and servicing loans, (ii) performing certain fiduciary functions, (iii) leasing real and personal property, (iv) underwriting and dealing in government obligations and certain money market instruments, and, to a limited extent, in certain other securities that banks may not otherwise underwrite or deal in, (v) providing foreign exchange advisory and transactional services, (vi) making equity or debt investments in corporations designed to promote community welfare or rehabilitation, and (vii) owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. The Federal Reserve Board may revise, and has revised, from time to time, its list of permitted activities. See "Supervision and Regulation - Legislative Proposals and Reform" below.

        COMMUNITY REINVESTMENT Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"). Under the terms of the CRA, each subsidiary bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods, is generally annually assessed by that bank's primary regulatory authority. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The federal banking agencies have issued a notice of proposed rulemaking that would replace the current CRA assessment system with a new evaluation system that would primarily rate institutions based on their actual lending activity in the community. Under the current proposal, each institution would be evaluated based on the degree to which it is providing loans and other services and investments to low- and moderate-income areas. Such proposal includes race and gender reporting requirements.

        SOURCE OF STRENGTH POLICY Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. In addition, under federal law, a bank holding company may find it necessary to provide capital to an insured depository institution subsidiary in connection with that subsidiary's capital restoration plan. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

          SUBSIDIARY BANKS

        GENERAL The Corporation's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies, including the Office of the Comptroller of the Currency ("Comptroller") in the case of national banks. In addition, all of the subsidiary banks are insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation ("FDIC"). The Corporation's subsidiary banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the subsidiary banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

        DIVIDEND RESTRICTIONS Dividends from the Corporation's subsidiary banks constitute the principal source of income to the parent company. The Corporation's subsidiary banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Corporation. Under such restrictions, the amount available for payment of dividends to the Corporation by all subsidiary banks was $948 million at December 31, 1994. In addition, the Comptroller, in the case of national bank subsidiaries, and the FDIC or the Federal Reserve Board, in the case of state bank subsidiaries, have authority to prohibit any such bank subsidiary from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank subsidiary in question, could be deemed to constitute such an unsafe or unsound practice, and the Comptroller and the Federal Reserve Board have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the subsidiary banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

        AFFILIATE TRANSACTION RESTRICTIONS The Corporation's subsidiary banks are subject to affiliate transaction restrictions under federal law which limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any non-bank subsidiaries, whether in the form of loans, extensions of credit, issuances of guaranties, acceptances or letters of credits, investments or asset purchases. Such transactions by a subsidiary bank to its parent company or to any non-bank subsidiary are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, such loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits subsidiary banks from purchasing "low-quality" assets from affiliates.

        FDIC CROSS-GUARANTEE PROVISIONS The Corporation's subsidiary banks, as FDIC-insured institutions, are subject to the "cross-guarantee" provisions under federal law that provide that if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a "commonly controlled" depository institution for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the parent company. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

        FDIC INSURANCE ASSESSMENTS Since the deposits of the Corporation's subsidiary banks are insured by the FDIC, the subsidiary banks are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge a higher insurance premium to an institution with perceived higher inherent risks. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Current regulations provide for a minimum assessment of 23 cents per $100 of eligible deposits for the best-rated banks, with a maximum of 31 cents per $100 of eligible deposits for the weakest-rated institutions. The FDIC's Board of Directors has proposed to revise the assessment methodology and reduce the current assessments rates for all but the riskiest banks. Under the proposal, the best-rated banks would pay 4 cents per $100 of deposits while the weakest ones would continue to pay 31 cents per $100 of deposits. At this time, assessment rates for savings associations are not proposed to be reduced.

        The rate assessed for each of the Corporation's subsidiary banks is currently 23 cents per $100 of eligible deposits. The assessment rate for the Corporation's savings association deposits is also currently 23 cents per $100 of eligible deposits.

        CAPITAL REQUIREMENTS The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less than well capitalized, the scope and severity of the agencies' powers increase. The agencies' corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits;

        prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval. At December 31, 1994, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized."

        The federal bank regulatory authorities have each adopted risk-based capital guidelines to which the Corporation's subsidiary banks are subject. These guidelines are based on an international agreement developed by the Basle Committee on Banking Regulations and Supervisory Practices, which consists of representatives of central banks and supervisory authorities in 12 countries including the United States. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance-sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. The risk-based capital ratio is determined by allocating assets and specified off-balance-sheet items into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

        Under these guidelines, a bank's capital is divided into two tiers. The first tier (Tier 1) includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests that are held by others in a bank's consolidated subsidiaries, less goodwill and any disallowed intangibles. Supplementary (Tier 2) capital includes, among other items, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions as prescribed by regulation.

        All banks are required to maintain a minimum total risk-based ratio of 8 percent, of which half (4 percent) must be Tier 1 capital. In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3 percent for banks meeting certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The federal bank regulatory authorities may, however, set higher capital requirements when a bank's particular circumstances warrant.

        The following table sets forth the capital and leverage ratios of certain of the Corporation's subsidiary banks as of December 31, 1994:

        --------------------------------------------------------------------
                                      RISK-BASED CAPITAL RATIOS
                                      -------------------------
        SUBSIDIARY BANK                   TOTAL      TIER I         LEVERAGE
        --------------------------------------------------------------------

        PNC Bank, National Association    10.62%      8.92%           6.93%
        PNC Bank, Kentucky, Inc.          12.61      11.35            8.19
        PNC Bank, Ohio, National          10.90       8.88            6.89
          Association
        PNC Mortgage Bank, National       18.81      17.68            8.69
          Association
        PNC Bank, Delaware                12.25      11.00            6.72
        PNC Bank, New England             12.71      11.79            5.70
        --------------------------------------------------------------------

        A discussion of the current capital levels of the Corporation, is set forth under the caption entitled "Capital" of the "Corporate Financial Review" on pages 36 and 37 of the Annual Report to Shareholders, which is incorporated herein by reference.

        The Federal Deposit Insurance Corporation Improvement Act of
        1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards, among other things, to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. By joint rule on December 15, 1994, effective January 17, 1995, each of the Federal Reserve Board, the FDIC, the Comptroller and the Office of Thrift Supervision has amended its agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The Federal Reserve Board, the FDIC and the Comptroller have also issued a joint notice of proposed rulemaking for implementing the interest rate risk component of the risk-based capital guidelines. Under the proposal, an institution's assets, liabilities, and off-balance-sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. A final rule is expected to be adopted during the first half of 1995. The Corporation has been advised that any final rule may differ from its currently proposed form.

          NON-BANK SUBSIDIARIES

        The non-bank subsidiaries of the Corporation are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal or state regulatory agencies. The Corporation has three subsidiaries that are registered broker-dealers. The activities of these companies are monitored by the Comptroller in two instances and the Federal
        Reserve Board in the other instance, and each company is subject to rules and regulations promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation and various state securities commissions.

        Several other non-bank subsidiaries of the Corporation are registered investment advisors and are subject to the regulations of the Securities and Exchange Commission and may be subject to regulations of one or more state securities commissions. Additionally, those investment advisors, as subsidiaries of a national bank, are subject to supervision by the Comptroller.

        Other non-bank subsidiaries of the Corporation are regulated under federal and/or state mortgage lending, insurance and consumer laws, among others.

          GOVERNMENTAL POLICIES

        The operations of financial institutions may be affected by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

        These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature or timing of future changes in monetary and fiscal policies, or the effect that they may have on the Corporation's business and earnings.

          LEGISLATIVE PROPOSALS AND REFORM

        Certain significant legislative proposals and reforms affecting the financial services industry are currently being discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHC Act to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Other proposals under consideration include the consolidation and/or jurisdictional realignment of various federal banking agencies as well as involve a reassessment of community reinvestment and fair lending laws. At this time, it is unclear whether any of these proposals, or any form of them, will become law this year or ever. Consequently, it is difficult to ascertain what effect they may have on the Corporation and its subsidiaries.

        COMPETITION

        Bank holding companies and their subsidiaries are subject to vigorous and intense competition from various financial institutions and other "non-bank" or non-regulated companies or firms that engage in similar activities. The Corporation's subsidiary banks compete for deposits with other commercial banks, savings banks, savings and loan associations, insurance companies and credit unions, as well as issuers of commercial paper and other securities, including shares in mutual funds. In making loans, the Corporation's subsidiary banks compete with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other non-bank lenders. In addition, various non-bank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing trust and money management services, the Corporation's subsidiaries compete with many large commercial banks, trust companies, brokerage houses, mutual fund managers, registered investment advisors and insurance companies.

        The Corporation and its subsidiaries compete not only with financial institutions based in the states in which the subsidiary banks are located, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial and non-bank institutions. Some of the financial and other institutions operating in the same markets are engaged in national and international operations and have more assets and personnel than the Corporation. Some of the Corporation's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Corporation and its subsidiaries.

        EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each executive officer of the Corporation as of February 28, 1995 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years, except as noted on page 16.

           NAME               AGE                      POSITION WITH PNC BANK CORP.            YEAR EMPLOYED
- - - ------------------------------------------------------------------------------------------------------------
Thomas H. O'Brien             58            Chairman and Chief Executive Officer                   1962

James E. Rohr                 46            President                                              1972

Susan B. Bohn                 50            Executive Vice President, Corporate                    1986
                                            Development and Communications

Richard C. Caldwell (1)       50            Executive Vice President, Investment                   1990
                                            Management and Trust

Walter E. Gregg, Jr.          53            Executive Vice President, Finance and                  1974
                                            Administration

Robert L. Haunschild (2)      45            Senior Vice President and Chief Financial Officer      1990

Joe R. Irwin                  59            Executive Vice President and Chief Investment          1963
                                            Officer

William J. Johns              47            Senior Vice President and Chief Accounting Officer     1974

Edward P. Junker III          58            Vice Chairman                                          1964

Thomas E. Paisley III         47            Senior Vice President and Chairman, Corporate          1972
                                            Credit Policy Committee

Helen P. Pudlin               45            Senior Vice President and General Counsel              1989

Bruce E. Robbins              50            Executive Vice President, Corporate Banking            1973

A. William Schenck III        51            Executive Vice President, Retail Banking               1969

Richard L. Smoot              54            President and Chief Executive Officer, PNC Bank,       1987
                                            National Association - Philadelphia

Herbert G. Summerfield, Jr.   54            Executive Vice President, Real Estate                  1970

____________________________
(1) Mr. Caldwell's principal occupation prior to 1990 was Executive Vice President and Manager of the Trust Division of Harris Trust and Savings Bank, Chicago, Illinois.
(2) Mr. Haunschild's principal occupation prior to 1990 was Partner in the Pittsburgh Office of Ernst & Young LLP.

ITEM 2 - PROPERTIES

        The executive and administrative offices of the Corporation and PNC Bank, National Association ("PNC Bank, N.A."), are located in One PNC Plaza, located at Fifth Avenue and Wood Street, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N.A. The Corporation and PNC Bank, N.A. occupy substantially all of the building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, that houses additional office space. PNC Bank, N.A. also owns a data processing and telecommunications center located in a suburb of Pittsburgh.

        The Corporation's subsidiaries also own or lease numerous other premises for use in conducting banking and non-banking activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the Corporation.

        For additional information pertaining to the Corporation's properties, refer to the information set forth under the caption entitled "Premises, Equipment and Leasehold Improvements," included on pages 56 and 57 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

        A consolidated purported class action complaint was filed in March 1995 in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, and its Senior Vice President and Chief Financial Officer, on behalf of a purported class of persons who purchased the Corporation's securities between April 18, 1994 and November 15, 1994. The lawsuit was consolidated from four lawsuits filed in November and December 1994. The consolidated lawsuit alleges violations of federal securities laws and common law relating to disclosures regarding the Corporation's net interest income, interest rate risk, future prospects, and related matters, and seeks, among other things, unquantified damages. Management believes there are meritorious defenses to this consolidated lawsuit and intends to defend it vigorously. Management believes that the final disposition will not be material to the Corporation's financial position.

        In January 1992, a purported class action lawsuit was filed against PNC National Bank ("PNCNB"), a national bank subsidiary of the Corporation located in Wilmington, Delaware, alleging that PNCNB violated Pennsylvania statutes in connection with certain fees charged on credit cards issued by PNCNB. The lawsuit is brought on behalf of a purported class of resident individuals of Pennsylvania who have contracted for, been charged, had reserved, or had paid these fees, and seeks, among other things, unquantified compensatory and triple damages and injunctive relief. The lawsuit was filed in the Court of Common Pleas of Allegheny County and was removed to the United States District Court for the Western District of Pennsylvania. The district court denied plaintiff's motion to remand the case to state court and dismissed the lawsuit, holding that Pennsylvania law is preempted by federal banking laws. Plaintiff has appealed and PNCNB is vigorously defending the district court's decision. The impact of the final disposition of this lawsuit cannot be assessed at the present time. In certain cases not involving PNCNB, a Pennsylvania intermediate state appellate court has held that the application of Pennsylvania law to certain credit card fees, when charged to Pennsylvania residents, is not preempted by federal banking laws. Further appellate review is being sought in those cases.

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

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        The Corporation's common stock is listed on the New York Stock
        Exchange and is traded under the symbol "PNC". At the close of business on February 28, 1995, there were 43,925 common shareholders of record.

        Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors including applicable government regulations and policies (such as those relating to the ability of the subsidiary banks and non-bank subsidiaries to upstream dividends to the parent company). The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without prior regulatory approval. Further discussion concerning dividend restrictions is set forth under the caption "Supervision and Regulation" in Part I, Item 1 of this Form 10-K and in "Regulatory Matters" on page 63 of the Annual Report to Shareholders, which is incorporated herein by reference.

        Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on page 81 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

        "Selected Consolidated Financial Data" on page 67 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis of the Corporation's financial position and its results of operations set forth under the section entitled "Corporate Financial Review" on pages 20 - 44 of the Annual Report to Shareholders is incorporated herein by reference.
        See also the updated discussion included under the captions
        "Business Overview-Business Strategies"and "Risk Management" in Part I,
        Item 1-Business of this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The "Report of Ernst & Young LLP, Independent Auditors,"
        "Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 45, 46-66 and 68, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies, and respective terms of office under the heading "Election of Directors - Information Concerning Nominees" in the Proxy Statement is incorporated herein by reference.

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Certain Reports" in the Proxy Statement is incorporated herein by reference.

        Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding compensation of directors and executive officers under the captions entitled "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers", excluding the "Personnel and Compensation Committee Report on Executive Compensation," in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding the beneficial ownership of the equity securities of the Corporation by all nominees for director, each of the five highest compensated executive officers and all directors and executive officers of the Corporation as a group under the heading "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners-Security Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference. Information regarding ownership of the equity securities of the Corporation by certain beneficial owners under the heading "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners-Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding transactions and relationships with certain directors and executive officers of the Corporation and their associates under the heading "Compensation of Executive
        Officers-Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following report of independent auditors of the Corporation and consolidated financial statements, included in the Annual Report to Shareholders, are incorporated herein by reference.


                                                                  PAGE OF
FINANCIAL STATEMENTS                                           ANNUAL REPORT
                                                               -------------
Report of Ernst & Young LLP, Independent Auditors                   45
Consolidated Balance Sheet as of December 31, 1994 and 1993         46
Consolidated Statement of Income for the three years ended
  December 31, 1994                                                 47
Consolidated Statement of Changes in Shareholders' Equity for
  the three years ended December 31, 1994                           48
Consolidated Statement of Cash Flows for the three years ended
  December 31, 1994                                                 49
Notes to Consolidated Financial Statements                          50
Quarterly Selected Financial Data                                   68

FINANCIAL STATEMENT SCHEDULES

Not applicable.

        REPORTS ON FORM 8-K

        A Form 8-K dated as of October 19, 1994, was filed on October 21, 1994, pursuant to Item 5 to report the Corporation's consolidated financial results for the three months and nine months ended September 30, 1994.

        A Form 8-K dated as of November 23, 1994, was filed on December 7, 1994, pursuant to Item 5 to report two purported class action lawsuits commenced against the Corporation, its Chairman and Chief Executive Officer, and, in one case, its Senior Vice President and Chief Financial Officer, alleging purported violations of federal securities laws relating to disclosures regarding the Corporation's net interest income, interest rate risk, and future prospects and related matters.

        A Form 8-K was filed on, and dated as of, January 6, 1995, pursuant to Item 5 to report (i) certain actions taken by the Corporation to reduce its interest rate sensitivity; (ii) to announce a charge to earnings related to the cost of consolidating existing telephone banking centers and continued rationalization of the branch network; and (iii) the authorization by the Corporation's Board of Directors to purchase up to 24 million shares of the Corporation's common stock over the next two years.

        A Form 8-K dated as of January 13, 1995, was filed on January 23, 1995, pursuant to Item 5 to report (i) the Corporation's consolidated financial results for the three months and twelve months ended December 31, 1994; and (ii) the completion of the acquisition of Indian River.

        A Form 8-K dated as of February 28, 1995, was filed on March
        14, 1995, pursuant to Item 5 to report (i) the completion of the acquisition of BlackRock; (ii) the completion of the acquisition of Brentwood; and (iii) the entering into a definitive agreement to acquire Chemical Bank New Jersey.

        No financial statements were filed with such reports.

        EXHIBITS

        The exhibits listed on the Exhibit Index on pages 25-26 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PNC BANK CORP.
                                       (Registrant)

                                       By:   /s/ THOMAS H. O'BRIEN
                                           --------------------------
                                              Thomas H. O'Brien
                                              Chairman and Chief
                                               Executive Officer


                                       Dated:  March 31, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PNC Bank Corp. and in the capacity and on the dates indicated.

         SIGNATURE                        TITLE                      DATE
- - - ---------------------------   ------------------------------   ----------------
   /s/ THOMAS H. O'BRIEN
- - - ---------------------------    Chairman, Chief Executive        March 31, 1995
     Thomas H. O'Brien         Officer and Director
                               (Principal Executive Officer)

 /s/ ROBERT L. HAUNSCHILD
- - - ---------------------------    Senior Vice President and        March 31, 1995
    Robert L. Haunschild       Chief Financial Officer
                               (Principal Financial Officer)

 /s/  WILLIAM J. JOHNS
- - - ---------------------------    Senior Vice President and        March 31, 1995
     William J. Johns          Chief Accounting Officer
                               (Principal Accounting Officer)
             *
- - - ---------------------------    Director                         March 31, 1995
      Robert N. Clay

             *
- - - ---------------------------    Director                         March 31, 1995
    William G. Copeland

             *
- - - ---------------------------    Director                         March 31, 1995
  George A. Davidson, Jr.

             *
- - - ---------------------------    Director                         March 31, 1995
      Dianna L. Green

             *
- - - ---------------------------    Director                         March 31, 1995
    C. G. Grefenstette

             *
- - - ---------------------------    Director                         March 31, 1995
      Thomas Marshall

             *
- - - ---------------------------    Director                         March 31, 1995
    W. Craig McClelland

             *
- - - ---------------------------    Director                         March 31, 1995
     Donald I. Moritz


             *
- - - ---------------------------    Director                         March 31, 1995
   Jackson H. Randolph


  /s/ JAMES E. ROHR
- - - ---------------------------    President and Director           March 31, 1995
      James E. Rohr

             *
- - - ---------------------------    Director                         March 31, 1995
     Roderic H. Ross

             *
- - - ---------------------------    Director                         March 31, 1995
     Vincent A. Sarni

             *
- - - ---------------------------    Director                         March 31, 1995
    Richard P. Simmons

             *
- - - ---------------------------    Director                         March 31, 1995
      Thomas J. Usher

             *
- - - ---------------------------    Director                         March 31, 1995
    Milton A. Washington

             *
- - - ---------------------------    Director                         March 31, 1995
     Helge H. Wehmeier

                          * By  /s/ MELANIE S. CIBIK            March 31, 1995
                               ----------------------
                                  Melanie S. Cibik
                                  Attorney-in-fact, pursuant
                                    to Powers of Attorney
                                    filed herewith

                                EXHIBIT INDEX

3.1 Articles of Incorporation of the Corporation, as amended, incorporated herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 1993.

3.2     By-Laws of the Corporation, as amended, filed herewith.

4.1 Instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation. The Corporation undertakes to file these instruments with the Commission on request.

4.2     Designation of Series: $1.80 Cumulative Convertible Preferred Stock --
        Series A, incorporated herein as part of Exhibit 3.1.

4.3     Designation of Series: $1.80 Cumulative Convertible Preferred Stock --
        Series B, incorporated herein as part of Exhibit 3.1.

4.4     Designation of Series: $1.60 Cumulative Convertible Preferred Stock --
        Series C, incorporated herein as part of Exhibit 3.1.

4.5     Designation of Series: $1.80 Cumulative Convertible Preferred Stock --
        Series D, incorporated herein as part of Exhibit 3.1.

10.1    Supplemental Executive Retirement Income and Disability Plan of the
        Corporation, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990
        Form 10-K"). *

10.2    Supplemental Executive Life Insurance and Spouse's Benefit Plan of the
        Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K. *

10.3 Description of the Corporation's Senior Executive Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K"). *

10.4 1992 Long-Term Incentive Award Plan of the Corporation, incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8 at File No. 33-54960. *

10.5    1992 Director Share Incentive Plan, incorporated herein by reference to
        Exhibit 10.6 of the 1992 Form 10-K. *

10.6    PNC Bank Corp. 1994 Annual Incentive Award Plan, filed herewith. *

10.7    PNC Bank Corp. Directors Retirement Plan, filed herewith. *


11 Calculation of Primary and Fully Diluted Earnings Per Share, filed herewith.

12.1    Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2    Computation of Ratio of Earnings to Combined Fixed Charges and
        Preferred Dividends, filed herewith.

13 Annual Report to Shareholders for the year ended December 31, 1994, filed herewith. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.

21 Schedule of Certain Subsidiaries of the Corporation, filed herewith.

23 Consent of Ernst & Young LLP, independent auditors for the Corporation, filed herewith.

24 Powers of Attorney of certain directors of the Corporation, filed herewith.

27      Financial Data Schedule, filed herewith.

____________________
*  Management contract or compensatory plan.