Form 10-Q
period 1995-03-31
PNC BANK CORP
filed 1995-05-15
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


           (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

                For the Quarterly Period Ended March 31, 1995

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

  Common Stock ($5 par value): 228,536,110 shares outstanding at April 30, 1995.


                       Exhibit Index appears on page 5

                        PART I--FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           The following consolidated financial information of PNC Bank Corp. and subsidiaries ("Corporation") is incorporated herein by reference to the 1995 First Quarter Corporate Financial Review ("Financial Review") which is filed herewith as Exhibit 99. Page references set forth below are to such Financial Review.


           Financial Information                                                              Page Reference
           ---------------------                                                              --------------
           Consolidated Balance Sheet as of March 31, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22
           Consolidated Statement of Income for the three months
             ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .        23
           Consolidated Statement of Cash Flows for the
             three months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . .        24
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      25-29

           The statistical disclosure under the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the Financial Review at pages 30 and 31 is incorporated herein by reference. Certain other statistical disclosure is included below in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as permitted by Guide 3, Statistical Disclosures by Bank Holding Companies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The information contained under the caption "Corporate Financial Review" in the Financial Review at pages 2 through 21 is incorporated herein by reference.

                           PART II--OTHER INFORMATION


ITEM 1.    Legal Proceedings

           The Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 includes a description of a purported class action lawsuit filed against the Corporation and two of its executive officers, alleging violations of federal securities laws and common law relating to certain disclosures. On May 2, 1995, the Corporation filed a motion to dismiss the consolidated complaint.


ITEM 6.    Exhibits and Reports on Form 8-K

           (a) The exhibits listed on the Exhibit Index on Page 5 of this Form 10-Q are filed herewith.

           (b) A Current Report on Form 8-K dated as of April 17, 1995, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months ended March 31, 1995.

           (c) A Current Report on Form 8-K was filed on, and dated as of, January 6, 1995, pursuant to Item 5 to report (i) certain actions taken by the Corporation to reduce its interest rate sensitivity; (ii) to announce a charge to earnings related to the cost of consolidating existing telephone banking centers and continued rationalization of the branch network; and (iii) the authorization by the Corporation's Board of Directors to purchase up to 24 million shares of the Corporation's common stock over the next two years.

           (d)  A Current Report on Form 8-K dated as of January
                13, 1995, was filed on January 23, 1995, pursuant to Item 5 to report (i) the Corporation's consolidated financial results for the three months and twelve months ended December 31, 1994; and
                (ii) the completion of the acquisition of Indian River.

           (e)  A Current Report on Form 8-K dated as of February
                28, 1995, was filed on March 14, 1995, pursuant to Item 5 to report (i) the completion of the acquisition of BlackRock; (ii) the completion of the acquisition of Brentwood; and (iii) the entering into a definitive agreement to acquire Chemical Bank New Jersey.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  May 15, 1995                       By /s/ Robert L. Haunschild
                                             ----------------------
                                                Robert L. Haunschild
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

The following exhibits are filed herewith:

11       Calculation of Primary and Fully Diluted Earnings Per Common Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

27       Financial Data Schedule.

99       1995 First Quarter Corporate Financial Review.