Form 10-K/A
PNC BANK CORP
filed 1995-06-29
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                               (Amendment No. 1)

 (Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT 0F 1934

                     For the year ended December 31, 1994

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

                                  Page 1 of 35
                         Exhibit Index begins on page 34

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Bank Corp. Incentive Savings Plan ("Plan"), for the year ended December 31, 1994.

In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1994 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated financial statements and report of independent auditors of the Corporation, included in the Annual
Report to Shareholders at the page indicated, are incorporated herein by reference:

                                                                      PAGE OF
FINANCIAL STATEMENTS                                               ANNUAL REPORT
- --------------------                                               -------------
Report of Ernst & Young LLP,Independent Auditors                        45
Consolidated Balance Sheet as of December 31, 1994 and 1993             46
Consolidated Statement of Income for the three years ended
  December 31, 1994                                                     47
Consolidated Statement of Changes in Shareholders' Equity for the
  three years ended December 31, 1994                                   48
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1994                                               49
Notes to Consolidated Financial Statements                              50
Selected Quarterly Financial Data                                       68

As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the Plan and report of independent auditors of the Plan are filed with Amendment No. 1 at the page indicated.

INDEX TO FINANCIAL STATEMENTS                                        PAGE OF
                                                                  AMENDMENT NO.1
- -----------------------------------                               --------------
Report of Independent Auditors                                           7
Statements of Net Assets Available for Plan Benefits                     8
Statements of Changes in Net Assets
  Available for Plan Benefits                                            9
Notes to Financial Statements                                           10
Schedule of Assets Held for Investment                                  19
Schedule of Reportable Transactions                                     32

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

3.2 By-Laws of the Corporation, as amended, filed as Exhibit 3.2 to 1994 Form 10-K.

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

10.6 PNC Bank Corp. 1994 Annual Incentive Award Plan, filed as Exhibit 10.6 to 1994 Form 10-K.*

10.7    PNC Bank Corp. Directors Retirement Plan, filed as
        Exhibit 10.7 to 1994 Form 10-K.*

11      Calculation of Primary and Fully Diluted Earnings Per
        Share, filed as Exhibit 11 to 1994 Form 10-K.

12.1 Computation of Ratio of Earnings to Fixed Charges, filed as Exhibit 12.1 to 1994 Form 10-K.

12.2    Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Dividends, filed as Exhibit 12.2 to 1994 Form 10-K.

13      Annual Report to Shareholders for the year ended December
        31, 1994, filed as Exhibit 13 to 1994 Form 10-K. Such Annual
        Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of the 1994 Form 10-K.

21      Schedule of Certain Subsidiaries of the Corporation, filed as
        Exhibit 21 to 1994 Form 10-K.

23.1    Consent of Ernst & Young LLP, independent auditors for the
        Corporation, filed as Exhibit 23 to 1994 Form 10-K.

23.2    Consent of Ernst & Young LLP, independent auditors for the
        Plan, filed herewith.

24 Powers of Attorney of certain directors of the Corporation, filed as Exhibit 24 to 1994 Form 10-K.

27      Financial Data Schedule, filed as Exhibit 27 to 1994 Form 10-K.

- ---------

* Management contract or compensatory plan.

                          Audited Financial Statements

                                 PNC Bank Corp.
                             Incentive Savings Plan

                     YEARS ENDED DECEMBER 31, 1994 AND 1993
                      WITH REPORT OF INDEPENDENT AUDITORS

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1994 and 1993

                                    CONTENTS

Report of Independent Auditors ............................................       7

Audited Financial Statements

Statements of Net Assets Available for Plan Benefits ......................       8
Statements of Changes in Net Assets Available for Plan Benefits ...........       9
Notes to Financial Statements .............................................      10
Schedule of Assets Held for Investment ....................................      19
Schedule of Reportable Transactions .......................................      32

                         Report of Independent Auditors

Administrative Committee
PNC Bank Corp.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for plan benefits of the PNC Bank Corp. Incentive Savings Plan (Plan) as of December 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1994 and 1993, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1994 and reportable transactions for the year ended December 31, 1994, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                         /s/ Ernst & Young LLP

June 26, 1995
Pittsburgh, Pennsylvania

                                PNC Bank Corp.
                            Incentive Savings Plan

             Statements of Net Assets Available for Plan Benefits


                                                                              DECEMBER 31
                                                                         1994             1993
                                                                     -----------------------------
ASSETS
Investments at fair value:
  Common stock:
   PNC Bank Corp. (1994 cost--$235,167,672;
     1993 cost--$232,917,549)                                        $261,982,282     $365,889,775
   Other (1993 cost--$39,358,667)                                              --       48,105,737
  PNC Bank Corp. preferred stock (1994 cost--
   $8,247; 1993 cost--$8,521)                                              29,638           39,433
  Corporate debt securities (1993 cost--$5,868,247)                            --        6,134,410
  Short-term investment funds (1994 cost--$76,553,303;
   1993 cost--$63,197,125)                                             76,553,303       63,197,125
  U.S. Government and agency securities (1993 cost--
   $28,635,836)                                                                --       30,914,648
  Registered investment companies  (1994 cost--
   $118,138,611; 1993 cost--$20,583,368)                              117,510,777       22,581,591
  Other (1993 cost--$566,605)                                                  --          572,446
  Participant loans, at current outstanding principal
   balance                                                             24,551,533       21,661,680
                                                                     -----------------------------
Total investments                                                     480,627,533      559,096,845

Cash                                                                        1,132               --
Contribution receivable from employer                                   4,001,640          112,818
Accrued income                                                          2,204,411          887,516
                                                                     -----------------------------
Total assets                                                          486,834,716      560,097,179

LIABILITIES
ESOP note payable to PNC Bank Corp.                                    98,600,000      110,000,000
                                                                     -----------------------------
Net assets available for plan benefits                               $388,234,716     $450,097,179
                                                                     =============================

See accompanying notes.

                                PNC Bank Corp.
                            Incentive Savings Plan

        Statements of Changes in Net Assets Available for Plan Benefits


                                                                         YEAR ENDED DECEMBER 31
                                                                         1994              1993
                                                                     ------------------------------
Additions:
  Investment income:
    Interest                                                         $  5,445,713      $  5,887,262
    Dividends:
      PNC Bank Corp.                                                   16,455,147        14,713,715
      Other                                                             4,976,152         2,030,261
                                                                     ------------------------------
                                                                       26,877,012        22,631,238
  Contributions (employer):
    Cash                                                                8,683,382        19,257,119
    PNC Bank Corp. Common Stock                                         4,100,738           107,680
  Contributions (employee)                                             22,930,280        20,889,993
  Contributions (rollover)                                              1,853,130         1,195,519
                                                                     ------------------------------
Total additions                                                        64,444,542        64,081,549

Deductions:
  Payments to participants or beneficiaries                            33,282,068        43,593,288
  ESOP note interest expense                                            3,937,737         4,881,729
  Other                                                                        --           578,071
                                                                     ------------------------------
Total deductions                                                       37,219,805        49,053,088

Net realized and unrealized (depreciation) appreciation
 in fair value of investments                                        (102,892,080)       13,113,492
Net assets received in connection with mergers                         13,804,880        10,899,776
                                                                     ------------------------------
Net (decrease) increase                                               (61,862,463)       39,041,729
Net assets available for plan benefits at beginning
  of year                                                             450,097,179       411,055,450
                                                                     ------------------------------
Net assets available for plan benefits at end of year                $388,234,716      $450,097,179
                                                                     ==============================

See accompanying notes.

                                PNC Bank Corp.
                            Incentive Savings Plan

                         Notes to Financial Statements

                               December 31, 1994


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

The fair value of the participation units in the short-term investment funds and registered investment companies are based on quoted redemption values on the last business day of the plan year. Loans are valued at the amount of principal outstanding.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to current year presentation.

2. DESCRIPTION OF THE PLAN

PNC Bank Corp. (PNC Bank) is the sponsor of the Incentive Savings Plan (Plan). The Plan covers substantially all eligible salaried employees of PNC Bank and subsidiaries.

The Plan allows participants to contribute from 1 to 15 percent of their biweekly base compensation on a pretax 401(k) basis. PNC Bank matches 100 percent of employee contributions up to 6 percent of base compensation, subject to Internal Revenue Service (IRS) limitations. Participants are fully vested in their balances, including the employer contributions. Plan income is allocated to participants based on an average participant investment balance, on a quarterly basis.

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants in the Plan may invest any voluntary contributions and balances rolled over from any prior plans in any of four investment options: Fund A (a common stock fund), Fund B (an intermediate-term income fund), Fund C (a short-term income fund), and/or Fund D (PNC Bank common stock fund). At December 31, total participants in each fund were as follows:


                                                        1994     1993
                                                       ---------------
        Fund A                                          9,042    8,041
        Fund B                                          7,739    7,184
        Fund C                                          9,354    8,892
        Fund D                                         14,353   13,604

Employer matching contributions for participants whose age is 55 years or under are made in PNC Bank common stock. Participants over age 55 can choose to have their matching contribution made in PNC Bank common stock or in cash to invest in the other three funds.

Benefits to participants for withdrawals requested but not yet paid were $8,957,966 and $6,818,078 at December 31, 1994 and 1993, respectively.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected in the Loan Fund. At December 31, 1994, the Plan was committed to fund approximately $2.9 million in participant loans, of which approximately $1.1 million represents refinancings of existing loans. Under certain circumstances, the Plan permits withdrawals by participants.

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

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The Plan includes a leveraged employee stock ownership plan (ESOP). In September 1989, the ESOP borrowed $140 million from PNC Bank and purchased approximately 7,350,000 shares of PNC Bank common stock through open market purchases. The unallocated shares of PNC Bank common stock are pledged as security on the ESOP note. The ESOP shares are used to match a portion of the PNC Bank's matching contributions to the Plan.

PNC Bank is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC Bank common stock allocated to participants totaled 567,884 in 1994 and 572,335 in 1993.

During 1993, the original ESOP note was replaced with medium-term fixed rate notes. The effective interest rate on the new fixed rate notes was 4.91% in 1994. Principal payments are due on an annual basis and interest payments are due on a semiannual basis. The following is a schedule of debt maturities:

        1995                                            $        --
        1996                                             14,000,000
        1997                                             16,900,000
        1998                                             20,100,000
        1999                                             23,900,000
        2000 and thereafter                              23,700,000
                                                        -----------
                                                        $98,600,000
                                                        ===========


At December 31, 1994, the ESOP held 4,568,333 unallocated shares of PNC Bank common stock with a market value of $96,506,035 and $1,793,661 in short-term investment funds. These assets will be used to match future participant contributions.

3. INVESTMENTS

The Plan is comprised of investment funds representing both the employer's and the participants' contributions. Records are maintained to account for the noncontributory and the voluntary portion of each fund.

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

Net realized and unrealized (depreciation) appreciation in aggregate fair value of securities was as follows:


                                          NET REALIZED AND UNREALIZED
                                                 (DEPRECIATION)
                                             APPRECIATION IN FAIR
                                             VALUE FOR YEAR ENDED
                                                 DECEMBER 31
                                         ------------------------------
                                              1994            1993
                                         -----------------------------
Common stock                             $ (98,058,741)    $11,059,012
Preferred stock                                 (9,612)            420
Corporate obligations                         (508,043)        152,902
U.S. Government and agency securities       (1,770,357)        759,077
Collective funds                            (2,540,362)      1,142,081
Other                                           (4,965)             --
                                         -----------------------------
                                         $(102,892,080)    $13,113,492
                                         =============================

The fair values of individual investments that represent 5 percent or more of the Plan's net assets are as follows:

                                                  DECEMBER 31
                                              1994            1993
                                          ----------------------------
PNC Bank common stock                     $261,982,282    $365,889,775
PNC Money Market Portfolio Fund             76,553,303      63,197,125
PNC Index Equity Portfolio Fund             19,701,378      21,478,252
PNC Value Equity Portfolio Fund             23,877,171              --
PNC Managed Income Fund                     23,252,746              --

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for the Plan's investment funds were as follows:

December 31, 1994

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                    -------------------------------------------------------------------
Investments at fair value:
  PNC Bank common stock                             $        --       $         --       $        --       $110,059,372
  PNC Bank preferred stock                                   --                 --                --             29,638
  Short-term investment funds                         7,717,236          3,868,123        54,366,600          8,405,457
  Registered investment companies
    PNC Fund - Small Cap Growth Equity
      Portfolio                                       5,568,797                 --                --                 --
    PNC Fund - International Equity
      Portfolio                                      16,456,280                 --                --                 --
    PNC Fund - Small Cap Value Equity
      Portfolio                                       4,902,460                 --                --                 --
    PNC Fund - Index Equity Portfolio                19,701,378                 --                --                 --
    PNC Fund - Growth Equity Portfolio                8,733,812                 --                --                 --
    PNC Fund - Intermediate Term Bond
      Portfolio                                              --         15,018,133                --                 --
    PNC Fund - Managed Income Portfolio                      --         23,252,746                --                 --
    PNC Fund - Value Equity Portfolio                23,877,171                 --                --                 --
  Participant loans                                          --                 --                --                 --
                                                    -------------------------------------------------------------------
Total investments                                    86,957,134         42,139,002        54,366,600        118,494,467

Cash                                                         --                 --             1,132                 --
Contribution receivable                                  49,455             52,745            74,551          3,824,889
Accrued income                                           32,715             16,413           251,370          1,875,645
Due to (from) fund                                   (2,194,620)          (966,637)        1,361,512          4,343,628
                                                    -------------------------------------------------------------------
Total assets                                         84,844,684         41,241,523        56,055,165        128,538,629

ESOP note payable                                            --                 --                --                 --
                                                    -------------------------------------------------------------------
Net assets available for plan benefits              $84,844,684       $ 41,241,523       $56,055,165       $128,538,629
                                                    ===================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     ------------------------------------------------------------------
Investments at fair value:
  PNC Bank common stock                             $55,416,875       $ 96,506,035       $        --       $261,982,282
  PNC Bank preferred stock                                   --                 --                --             29,638
  Short-term investment funds                                --          1,793,661           402,226         76,553,303
  Registered investment companies
    PNC Fund - Small Cap Growth Equity
      Portfolio                                              --                 --                --          5,568,797
    PNC Fund - International Equity
      Portfolio                                              --                 --                --         16,456,280
    PNC Fund - Small Cap Value Equity
      Portfolio                                              --                 --                --          4,902,460
    PNC Fund - Index Equity Portfolio                        --                 --                --         19,701,378
    PNC Fund - Growth Equity Portfolio                       --                 --                --          8,733,812
    PNC Fund - Intermediate Term Bond
      Portfolio                                              --                 --                --         15,018,133
    PNC Fund - Managed Income Portfolio                      --                 --                --         23,252,746
    PNC Fund - Value Equity Portfolio                        --                 --                --         23,877,171
  Participant loans                                          --                 --        24,551,533         24,551,533
                                                    -------------------------------------------------------------------
Total investments                                    55,416,875         98,299,696        24,953,759        480,627,533

Cash                                                         --                 --                --              1,132
Contribution receivable                                      --                 --                --          4,001,640
Accrued income                                            7,367             19,137             1,764          2,204,411
Due to (from) fund                                    3,547,204         (6,107,506)           16,419                 --
                                                    -------------------------------------------------------------------
Total assets                                         58,971,446         92,211,327        24,971,942        486,834,716

ESOP note payable                                            --        (98,600,000)               --        (98,600,000)
                                                    -------------------------------------------------------------------
Net assets available for plan benefits              $58,971,446       $ (6,388,673)      $24,971,942       $388,234,716
                                                    ===================================================================

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

December 31, 1993

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     ------------------------------------------------------------------
Investments at fair value:
 Common stock:
  PNC Bank                                           $        --       $        --       $        --       $155,765,635
  Other                                               48,105,737                --                --                 --
 PNC Bank preferred stock                                     --                --                --             39,433
 Corporate Debt Securities                                    --         6,134,410                --                 --
 Short-term investment funds                           5,138,462           857,353        51,021,486          2,901,292
 U.S. Government and agency securities                        --        30,914,648                --                 --
 Registered investment companies
  PNC Fund - Index Equity Portfolio                   21,478,252                --                --                 --
  PNC Fund - Short-Term Bond Portfolio                        --         1,103,339                --                 --
 Other investments                                            --           472,446           100,000                 --
 Participant loans                                            --                --                --                 --
                                                     ------------------------------------------------------------------
Total investments                                     74,722,451        39,482,196        51,121,486        158,706,360

Contribution receivable from employer                     36,832            28,028            47,958                 --
Accrued income                                            98,716           631,679           134,712              9,504
Due to (from) fund                                        11,156            68,468            35,187          1,656,559
                                                     ------------------------------------------------------------------
Total assets                                          74,869,155        40,210,371        51,339,343        160,372,423

ESOP note payable                                             --                --                --                 --
                                                     ------------------------------------------------------------------
Net assets available for plan benefits               $74,869,155       $40,210,371       $51,339,343       $160,372,423
                                                     ==================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     ------------------------------------------------------------------
Investments at fair value:
 Common stock:
  PNC Bank                                           $58,424,328      $ 151,699,812      $        --      $ 365,889,775
  Other                                                       --                 --               --         48,105,737
 PNC Bank preferred stock                                     --                 --               --             39,433
 Corporate Debt Securities                                    --                 --               --          6,134,410
 Short-term investment funds                                  --          2,882,834          395,698         63,197,125
 U.S. Government and agency securities                        --                 --               --         30,914,648
 Registered investment companies
  PNC Fund - Index Equity Portfolio                           --                 --               --         21,478,252
  PNC Fund - Short-Term Bond Portfolio                        --                 --               --          1,103,339
 Other investments                                            --                 --               --            572,446
 Participant loans                                            --                 --       21,661,680         21,661,680
                                                     ------------------------------------------------------------------
Total investments                                     58,424,328        154,582,646       22,057,378        559,096,845

Contribution receivable from employer                         --                 --               --            112,818
Accrued income                                             2,866              9,342              697            887,516
Due to (from) fund                                     3,473,684         (5,116,852)        (128,202)                --
                                                     ------------------------------------------------------------------
Total assets                                          61,900,878        149,475,136       21,929,873        560,097,179

ESOP note payable                                             --       (110,000,000)              --       (110,000,000)
                                                     ------------------------------------------------------------------
Net assets available for plan benefits               $61,900,878      $  39,475,136      $21,929,873      $ 450,097,179
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

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

Year ended December 31, 1994

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                  ---------------------------------------------------------------------
Net assets available for plan benefits
  at December 31, 1993                            $ 74,869,155       $ 40,210,371       $51,339,343       $ 160,372,423
Additions:
  Interest and dividends                             3,735,759          2,746,838         2,165,379           7,149,082
Contributions:
  Employer                                             379,285            273,114           415,983           4,100,738
  Employee                                           8,523,507          4,297,217         4,604,632           5,504,924
  Rollover                                             736,161            483,623           241,548             391,798
Deductions:
  Payments to participants or
    beneficiaries                                   (5,657,217)        (3,810,151)       (6,106,363)        (14,237,379)
  Net transfers                                      1,551,666         (2,023,907)       (2,390,922)           (258,471)
  ESOP activity:
    Interest expense                                        --                 --                --                  --
    Other ESOP activity                                     --                 --                --           3,460,972
Net realized and unrealized depreciation            (1,663,564)        (3,639,287)               --         (40,891,136)
Acquisitions                                         2,369,932          2,703,705         5,785,565           2,945,678
                                                  ---------------------------------------------------------------------
Net assets available for plan benefits
  at December 31, 1994                            $ 84,844,684       $ 41,241,523       $56,055,165       $ 128,538,629
                                                  =====================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED           LOAN
                                                      ESOP FUND         ESOP FUND            FUND              TOTAL
                                                  ---------------------------------------------------------------------
Net assets available for plan benefits
  at December 31, 1993                            $ 61,900,878       $ 39,475,136       $21,929,873       $ 450,097,179
Additions:
  Interest and dividends                             2,917,633          6,702,346         1,459,975          26,877,012
Contributions:
  Employer                                                  --          7,615,000                --          12,784,120
  Employee                                                  --                 --                --          22,930,280
  Rollover                                                  --                 --                --           1,853,130
Deductions:
  Payments to participants or
    beneficiaries                                   (1,931,421)                --        (1,539,537)        (33,282,068)
  Net transfers                                      1,599,616         (1,599,613)        3,121,631                  --
  ESOP activity:
    Interest expense                                        --         (3,937,737)               --          (3,937,737)
    Other ESOP activity                             14,982,094        (18,443,066)               --                  --
Net realized and unrealized depreciation           (20,497,354)       (36,200,739)               --        (102,892,080)
Acquisitions                                                --                 --                --          13,804,880
                                                  ---------------------------------------------------------------------
Net assets available for plan benefits
  at December 31, 1994                            $ 58,971,446       $ (6,388,673)      $24,971,942       $ 388,234,716
                                                  =====================================================================

                                PNC Bank Corp.
                            Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

Year ended December 31, 1993

                                                       COMMON         INTERMEDIATE-      SHORT-TERM          PNC BANK
                                                       STOCK-          TERM FIXED       FIXED INCOME-      CORP. STOCK-
                                                       FUND A         INCOME-FUND B        FUND C             FUND D
                                                     --------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1992                                $63,638,602       $ 36,043,537       $ 58,872,388       $155,688,607
Additions:
 Interest and dividends                                2,129,796          2,469,705          1,732,255          6,288,509
Contributions:
 Employer                                                310,953            227,374            418,800            107,680
 Employee                                              6,330,784          3,782,203          5,157,880          5,619,126
 Rollover                                                476,369            304,357             71,788            343,005
Deductions:
 Payments to participants or beneficiaries            (5,911,660)        (3,680,956)       (12,298,840)       (19,631,917)
 Net transfers                                         1,891,174           (482,259)        (6,384,354)         2,963,389
ESOP activity:
 Interest expense                                             --                 --                 --                 --
 Other ESOP activity                                          --                 --                 --             48,180
Other                                                         --                 --                 --                 --
Net realized and unrealized appreciation               5,494,419            880,658                 --          2,989,964
Acquisitions                                             508,718            665,752          3,769,426          5,955,880
                                                     --------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1993                                $74,869,155       $ 40,210,371       $ 51,339,343       $160,372,423
                                                     ====================================================================

                                                         PNC               PNC
                                                      BANK CORP.        BANK CORP.
                                                      ALLOCATED        UNALLOCATED          LOAN
                                                      ESOP FUND         ESOP FUND           FUND              TOTAL
                                                     --------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1992                                $44,080,514       $ 33,663,414       $ 19,068,388       $411,055,450
Additions:
 Interest and dividends                                1,672,651          6,979,883          1,358,439         22,631,238
Contributions:
 Employer                                                     --         18,299,992                 --         19,364,799
 Employee                                                     --                 --                 --         20,889,993
 Rollover                                                     --                 --                 --          1,195,519
Deductions:
 Payments to participants or beneficiaries            (1,322,315)                --           (747,600)       (43,593,288)
 Net transfers                                        (2,486,698)         1,670,031          2,828,717                  --
ESOP activity:
 Interest expense                                             --         (4,881,729)                --         (4,881,729)
 Other ESOP activity                                  19,308,995        (19,357,175)                --                 --
Other                                                         --                 --           (578,071)          (578,071)
Net realized and unrealized appreciation                 647,731          3,100,720                 --         13,113,492
Acquisitions                                                  --                 --                 --         10,899,776
                                                     --------------------------------------------------------------------
Net assets available for plan benefits
 at December 31, 1993                                $61,900,878       $ 39,475,136       $ 21,929,873       $450,097,179
                                                     ====================================================================

                                PNC Bank Corp.
                            Incentive Savings Plan

                  Notes to Financial Statements (Continued)


4. TRANSACTIONS WITH PARTIES-IN-INTEREST

The Investment Management and Trust Division of PNC Bank, N.A., a wholly owned subsidiary of PNC Bank, administers the Plan assets, maintains discretionary investment power, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the Plan. The Investment Management and Trust Division of PNC Bank, Ohio, N.A., a wholly owned subsidiary of PNC Bank, administers the ESOP assets of the Plan. The Plan also holds shares in PNC Bank, N.A. sponsored registered investment company mutual funds.

5. INCOME TAX STATUS

The Plan has received a favorable letter of determination from the IRS which states that the Plan qualifies under Section 401(a) of the Internal Revenue Code (Code) and is exempt from taxation under Section 501(a) of the Code. The Plan Administrator is not aware of any events or actions that have occurred in the operation of the Plan that would result in its disqualification.

                                PNC Bank Corp.
                            Incentive Savings Plan

                    Schedule of Assets Held for Investment

                              December 31, 1994


COMMON STOCK-FUND A

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT               COST              FAIR VALUE
- ---------------------------------------------------------------------------------------------
Registered Investment Companies
- -------------------------------

The PNC Fund - Small Cap
Growth Equity Portfolio
Fund 093 Institutional Class     508,102 units               $ 4,917,978          $ 5,568,797

The PNC Fund - International
Equity Portfolio Fund 065
Institutional Class              1,314,399 units              16,899,654           16,456,280

The PNC Fund - Small Cap
Value Portfolio Fund 046
Institutional Class              386,020 units                 5,245,014            4,902,460

The PNC Fund - Index Equity
Portfolio Fund 045
Institutional Class              1,837,815 units              18,505,111           19,701,378

The PNC Fund - Growth
Equity Portfolio Fund 029
Institutional Class              872,509 units                 8,585,383            8,733,812

The PNC Fund - Value
Equity Portfolio Fund 089
Institutional Class              2,120,530 units              24,389,852           23,877,171

Interest Bearing Cash
- ---------------------

PNC Money Market
Institutional Class              7,717,236 units               7,717,236            7,717,236
                                                             --------------------------------

        TOTAL COMMON STOCK - FUND A                           86,260,228           86,957,134

INTERMEDIATE-TERM FIXED INCOME-FUND B

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST              FAIR VALUE
- ---------------------------------------------------------------------------------------------

Registered Investment Companies
- -------------------------------

The PNC Fund - Intermediate
Term Bond Portfolio
Fund 090 Institutional Class     1,687,431 units              15,498,473           15,018,133

The PNC Fund - Managed
Income Portfolio Fund 013
Institutional Class              2,404,627 units              24,097,146           23,252,746

Interest Bearing Cash
- ---------------------
PNC Money Market
Institutional Class              3,868,123 units               3,868,123            3,868,123
                                                              -------------------------------
TOTAL INTERMEDIATE-TERM FIXED INCOME-FUND B                   43,463,742           42,139,002

SHORT-TERM FIXED INCOME-FUND C

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST              FAIR VALUE
- ---------------------------------------------------------------------------------------------

Interest Bearing Cash
- ---------------------

PNC Money Market
Institutional Class              54,366,600 units             54,366,600           54,366,600
                                                              -------------------------------

TOTAL SHORT-TERM FIXED INCOME-FUND C                          54,366,600           54,366,600

PNC BANK CORP. STOCK-FUND D

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST              FAIR VALUE
- ---------------------------------------------------------------------------------------------

Common Stock
- ------------

PNC Bank Corp.                   5,209,911 shares             95,881,945          110,059,372

Preferred Stock
- ---------------

PNC Bank Corp.                   812 shares                        8,247               29,638

Interest Bearing Cash
- ---------------------

PNC Money Market
Institutional Class              8,405,457 units               8,405,457            8,405,457
                                                             --------------------------------

TOTAL PNC BANK CORP. STOCK-FUND D                            104,295,649          118,494,467

ESOP ACCOUNT

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

Common Stock
- ------------

PNC Bank Corp.:
  Allocated Account              2,623,284 shares              52,661,108          55,416,875

  Unallocated Account            4,568,333 shares              86,624,619          96,506,035


Interest Bearing Cash
- ---------------------

PNC Money Market
Institutional Class              1,793,661 units                1,793,661           1,793,661
                                                              -------------------------------

TOTAL ESOP ACCOUNT                                            141,079,388         153,716,571

LOAN FUND

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------
PARTICIPANT LOANS
Installment Loans
- -----------------

        89-02                    550,800 par
                                 Effective January, 1989
                                 10.50%                            148                 148

        89-05                    890,900 par
                                 Effective May, 1989
                                 11.50%                         19,634              19,634

        89-09                    1,472,600 par
                                 Effective September, 1989
                                 10.50%                             47                  47

        89-11                    348,800 par
                                 Effective November, 1989
                                 10.50%                          6,577               6,577

        89-12                    262,800 par
                                 Effective December, 1989
                                 10.50%                            218                 218

        90-01                    328,500 par
                                 Effective January, 1990
                                 10.50%                          7,296               7,296

        90-02                    603,800 par
                                 Effective February, 1990
                                 10.00%                          3,266               3,266

        90-03                    464,800 par
                                 Effective March, 1990
                                 10.00%                          1,221               1,221

        90-04                    408,900 par
                                 Effective April, 1990
                                 10.00%                         10,955              10,955

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

        90-05                    700,300 par
                                 Effective May, 1990
                                 10.00%                          8,619               8,619

        90-06                    537,100 par
                                 Effective June, 1990
                                 10.00%                         11,180              11,180

        90-07                    489,100 par
                                 Effective July, 1990
                                 10.00%                          3,832               3,832

        90-08                    559,800 par
                                 Effective August, 1990
                                 10.00%                         11,673              11,673

        90-09                    979,000 par
                                 Effective September, 1990
                                 10.00%                          9,010               9,010

        90-10                    423,000 par
                                 Effective October, 1990
                                 10.00%                          5,194               5,194

        90-11                    442,500 par
                                 Effective November, 1990
                                 10.00%                          4,150               4,150

        90-12                    232,200 par
                                 Effective December, 1990
                                 10.00%                          5,138               5,138

        BOD-90                   595,341 par
                                 Effective January, 1991
                                 At Various Rates                6,266               6,266

        91-01                    418,100 par
                                 Effective January, 1991
                                 10.00%                         20,794              20,794

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

        91-02                    643,300 par
                                 Effective February, 1991
                                 9.50%                           6,248               6,248

        91-03                    714,000 par
                                 Effective March, 1991
                                 9.00%                          21,277              21,277

        91-04                    572,900 par
                                 Effective April, 1991
                                 9.00%                          11,192              11,192

        91-05                    1,270,800 par
                                 Effective May, 1991
                                 9.00%                          39,378              39,378

        91-06                    955,200 par
                                 Effective June, 1991
                                 8.50%                          35,033              35,033

        91-07                    955,200 par
                                 Effective July, 1991
                                 8.5%                           41,178              41,178

        91-08                    1,507,100 par
                                 Effective August, 1991
                                 8.50%                          56,321              56,321

        91-09                    1,579,700 par
                                 Effective September, 1991
                                 8.50%                          91,271              91,271

        91-12                    2,235,000 par
                                 Effective December, 1991
                                 8.00%                         126,147             126,147

        92-03                    3,962,900 par
                                 Effective March, 1992
                                 6.50%                         541,559             541,559

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

        92-06                    3,931,400 par
                                 Effective June, 1992
                                 6.50%                           463,481             463,481

        92-09                    4,333,500 par
                                 Effective September, 1992
                                 6.50%                           731,557             731,557

        92-12                    2,505,000 par
                                 Effective December, 1992
                                 6.00%                           475,808             475,808

        93-03                    3,459,000 par
                                 Effective March, 1993
                                 6.00%                           949,461             949,461

        93-06                    4,122,800 par
                                 Effective June, 1993
                                 6.00%                         1,356,636           1,356,636

        93-09                    4,677,500 par
                                 Effective September, 1993
                                 6.00%                         2,138,723           2,138,723

        93-12                    3,370,500 par
                                 Effective December, 1993
                                 6.00%                         2,397,537           2,397,537

        94-03                    4,357,400 par
                                 Effective March, 1994
                                 6.00%                         3,418,301           3,418,301

        94-06                    4,602,200 par
                                 Effective June, 1994
                                 6.25%                         3,967,291           3,967,291

        94-09                    4,999,100 par
                                 Effective September, 1994
                                 7.25%                         4,715,977           4,715,977
                                                              ------------------------------
                                                              21,719,594          21,719,594

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

Mortgage Loans
- --------------

        89-01-M                  15,000 par
                                 Effective January, 1989
                                 10.50%                          7,756               7,756

       89-03CFC-M                41,300 par
                                 Effective February, 1989
                                 10.50%                         14,336              14,336

        CFC88-M                  349,104 par
                                 Effective February, 1989
                                 At various rates               12,080              12,080

        89-03-M                  19,700 par
                                 Effective March, 1989
                                 11.50%                          3,584               3,584

        89-04-M                  42,900 par
                                 Effective April, 1989
                                 11.50%                          8,020               8,020

        89-05-M                  59,700 par
                                 Effective May, 1989
                                 11.50%                          1,464               1,464

        89-06-M                  85,300 par
                                 Effective June, 1989
                                 11.50%                          8,093               8,093

        89-09-M                  119,900 par
                                 Effective September, 1989
                                 10.50%                         37,784              37,784

        90-02-M                  12,800 par
                                 Effective February, 1990
                                 10.00%                          3,471               3,471

        90-03-M                  88,100 par
                                 Effective March, 1990
                                 10.00%                         30,287              30,287

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

        90-04-M                  66,600 par
                                 Effective April, 1990
                                 10.00%                         22,595              22,595

        90-05-M                  38,700 par
                                 Effective May, 1990
                                 10.00%                         10,423              10,423

        90-06-M                  41,000 par
                                 Effective June, 1990
                                 10.00%                         19,342              19,342

        90-07-M                  49,500 par
                                 Effective July, 1990
                                 10.00%                          6,746               6,746

        90-08-M                  80,200 par
                                 Effective August, 1990
                                 10.00%                         66,232              66,232

        90-12-M                  11,200 par
                                 Effective December, 1990
                                 10.00%                          9,641               9,641

        91-02-M                  83,400 par
                                 Effective February, 1991
                                 9.50%                          60,576              60,576

        91-03-M                  58,700 par
                                 Effective March, 1991
                                 9.00%                          29,010              29,010

        91-04-M                  59,000 par
                                 Effective April, 1991
                                 9.00%                          34,974              34,974

        91-05-M                  57,000 par
                                 Effective May, 1991
                                 9.00%                           4,596               4,596

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

        91-07-M                  118,700 par
                                 Effective July, 1991
                                 8.50%                          52,644              52,644

        91-08-M                  60,100 par
                                 Effective August, 1991
                                 8.50%                          33,010              33,010

        91-09-M                  42,800 par
                                 Effective September, 1991
                                 8.50%                          20,629              20,629

        91-12-M                  92,200 par
                                 Effective December, 1991
                                 8.00%                          48,204              48,204

        92-03-M                  504,700 par
                                 Effective March, 1992
                                 6.50%                         317,136             317,136

        92-06-M                  347,100 par
                                 Effective June, 1992
                                 At various rates              222,756             222,756

        92-09-M                  287,300 par
                                 Effective September, 1992
                                 6.50%                         218,644             218,644

        92-12-M                  148,700 par
                                 Effective December, 1992
                                 6.00%                         114,552             114,552

        93-03-M                  203,200 par
                                 Effective March, 1993
                                 6.00%                         166,374             166,374

        93-06-M                  309,100 par
                                 Effective June, 1993
                                 6.00%                         196,553             196,553

IDENTITY OF ISSUE, BORROWER,         DESCRIPTION OF
OR SIMILAR ENTITY                      INVESTMENT                COST             FAIR VALUE
- ---------------------------------------------------------------------------------------------

        93-09-M                  379,300 par
                                 Effective June, 1993
                                 6.00%                            359,005             359,005

        93-12-M                  185,600 par
                                 Effective December, 1993
                                 6.00%                            178,019             178,019

        94-03-M                  194,600 par
                                 Effective March, 1994
                                 6.00%                            232,584             232,584

        94-06-M                  252,100 par
                                 Effective June, 1994
                                 6.25%                            210,930             210,930

        94-09-M                  70,800 par
                                 Effective September, 1994
                                 7.25%                             69,889              69,889

                                                             --------------------------------
                                                                2,831,939           2,831,939

Short-Term Investment Funds
- ---------------------------

PNC Money Market Portfolio       402,226 units                    402,226             402,226
                                                             --------------------------------

TOTAL LOAN FUND                                                24,953,759          24,953,759
                                                             --------------------------------

TOTAL PNC BANK CORP. INCENTIVE SAVINGS PLAN                  $454,419,366        $480,627,533
                                                             ================================

                                PNC Bank Corp.
                            Incentive Savings Plan

                     Schedule of Reportable Transactions

                         Year Ended December 31, 1994





                                                                                    FAIR VALUE
                                                                        COST       OF ASSETS ON        NET
                                      PURCHASE         SELLING           OF         TRANSACTION        GAIN
DESCRIPTION OF ASSETS                   PRICE           PRICE          ASSETS          DATE           (LOSS)
- ---------------------------------------------------------------------------------------------------------------

Category (iii)--Series of securities transactions in excess of 5% of the fair value of Plan assets
- ---------------------------------------------------------------------------------------------------------------

  PNC Money Market Portfolio #1 - Institutional Class
  ---------------------------------------------------
  22,140,458 units                   $22,140,458                     $22,140,458    $22,140,458     $        --
  29,300,910 units                                   $29,300,910      29,300,910     29,300,910              --

  PNC Bank Corp. Common Stock
  ---------------------------
  635,494 shares                      17,606,755                      17,606,755     17,606,755              --
  591,642 shares                                      16,689,357      10,976,709     16,689,357       5,712,648

There were no category (i), (ii) or (iv) reportable transactions during 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PNC BANK CORP.
                                      (REGISTRANT)


Date: June 29, 1995                By  /s/ Robert L. Haunschild
                                      ---------------------------
                                      Robert L. Haunschild
                                      SENIOR VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

                                                                  Page of
                                                               Amendment No. 1
                                                               ---------------
23.2    Consent of Independent Auditors, filed herewith.             35

