Form 10-Q
period 1995-06-30
PNC BANK CORP
filed 1995-08-14
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


     (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

                For the quarterly period ended June 30, 1995

                                     OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _______________________

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

                                 (412) 762-1553
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock ($5 par value):  228,316,293 shares outstanding at July 31, 1995.

                        PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The following consolidated financial information of PNC Bank Corp. and subsidiaries ("Corporation") is incorporated herein by reference to the 1995 Second Quarter Corporate Financial Review ("Financial Review") which is filed herewith as Exhibit 99.1. Page references are to such Financial Review.


           FINANCIAL INFORMATION                                                              PAGE REFERENCE
           ---------------------                                                              --------------
           Consolidated Balance Sheet as of June 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
           Consolidated Statement of Income for the three months
             and six months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .        24
           Consolidated Statement of Cash Flows for the
             six months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .        25
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      26-31

           The statistical disclosure under the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the Financial Review at pages 32 and 33 is incorporated herein by reference. Certain other statistical disclosure is included below in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as permitted by Guide 3, Statistical Disclosures by Bank Holding Companies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

           The information contained under the caption "Corporate Financial Review" in the Financial Review at pages 2 through 22 is incorporated herein by reference.

                           PART II--OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           A purported class action lawsuit was filed in July 1995 in the Superior Court of New Jersey, Middlesex County, against Midlantic Corporation ("Midlantic"), Midlantic's chief executive officer and its directors and the Corporation, on behalf of a purported class of persons who own securities of Midlantic. The amended complaint alleges, among other things, that the proposed merger announced on July 10, 1995, pursuant to which the Corporation will acquire Midlantic, is unfair to Midlantic's public shareholders and that consideration to be paid in the merger is grossly unfair, inadequate, and substantially below the fair or inherent value of Midlantic. The Corporation is alleged to have aided and abetted the breach of fiduciary duties by the other defendants. The lawsuit seeks, among other things: an injunction preliminarily and then permanently enjoining the merger; in the event the merger is consummated, rescission of the merger; an accounting for all profits realized and to be realized by defendants as a result of the merger; an order requiring defendants to permit a shareholders' committee to participate in any process undertaken in connection with the sale of Midlantic; and unquantified compensatory damages. Management believes that the allegations contained in the amended complaint are without merit and intends to defend them vigorously.


ITEM 4.    SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

           An annual meeting of shareholders of the Corporation was held on April 25, 1995 for the purpose of electing seventeen directors. All seventeen nominees were elected. A summary of the votes cast with respect to the election of directors is filed herewith as
           Exhibit 99.2 and incorporated herein by reference.

ITEM 5.    OTHER INFORMATION

           As previously reported, on July 10, 1995, the Corporation entered into a definitive merger agreement with Midlantic, a regional bank holding company headquartered in Edison, New Jersey. The agreement, provides, among other things, for (i) the merger (the "Merger') of Midlantic with and into a wholly owned subsidiary of the Corporation and (ii) the exchange of each outstanding share of Midlantic common stock for 2.05 shares of the Corporation's common stock. The transaction is valued at approximately $3 billion and will be accounted for as a pooling of interests. The Merger is expected to be completed by year-end 1995, pending approval by shareholders of both companies and various regulatory agencies.

           Unaudited consolidated interim financial statements of Midlantic as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are incorporated herein by reference to Midlantic's Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-15870).

           FDIC ASSESSMENTS

           Since the deposits of the Corporation's banking subsidiaries are insured by the Federal Deposit Insurance Corporation (the "FDIC"), such banking subsidiaries are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Until recently, FDIC regulations provided for a minimum assessment of 23 cents per $100 of eligible deposits for the best-rated banks and savings associations, with a maximum of 31 cents per $100 of eligible deposits for the weakest-rated institutions. On August 8, 1995, the FDIC's Board of Directors voted to reduce the assessment rates paid by most banks and to keep existing assessment rates intact for savings associations. Under the new rate structure, the best-rated banks will pay 4 cents per $100 of deposits, while the weakest ones would continue to pay 31 cents per $100 of deposits. The new rate structure will apply from the first day of the month after which the Bank Insurance Fund (the "BIF") was recapitalized. Such recapitalization is expected to be confirmed by the FDIC in September 1995. Assuming that the BIF recapitalized during the second quarter of 1995, BIF members (including each of the Corporation's banking subsidiaries) that have overpaid their assessments based on the newly adopted premium rate can eaxpect to receive a refund of any overpayment plus interest.

           Under the old regulations, the rate assessed for each banking subsidiary was 23 cents per $100 of eligible deposits. Under the new rate structure, the rate assessed for such banks is 4 cents per $100 of eligible deposits. The assessment rate for any of the Corporation's savings association deposits insured under the Savings Association Insurance Fund ("SAIF") will continue to be 23 cents per $100 of eligible deposits.

           Congress and various governmental agencies are reported to be considering a numbaer of proposals to recapitalize the SAIF, including a one-time assessment of up to approximately $6.6 billion of all SAIF-insured deposits or the merger of the SAIF and the BIF. The Corporation cannot predict the likelihood of any of the proposals being adopted or the effect, if any, that the adoption of such proposals would have on the Corporation.

           DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN


           A Registration Statement on Form S-3 (No. 33-61083) was filed on July 17, 1995 to register 2,000,000 shares of the Corporation's common stock to be issued in connection with the Corporation's Dividend Reinvestment and Stock Purchase Plan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  The exhibits listed below are filed herewith:

                11 Calculation of primary and fully diluted earnings per common share for the three months and six months ended June 30, 1995 and 1994, filed herewith.

                12.1 Computation of Earnings to Fixed Charges for the six months ended June 30, 1995 and for each of the five years in the period ended December 31, 1994, filed herewith.

                12.2 Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the six months ended June 30, 1995 and for each of the five years in the period ended December 31, 1994, filed herewith.

                27    Financial Data Schedule, filed herewith.

                99.1 1995 Second Quarter Corporate Financial Review as of and for the three months and six months ended June 30, 1995 and 1994.

                99.2 Summary of votes cast at the Corporation's 1995 Annual Shareholders' Meeting, filed herewith.

                99.3 Unaudited pro forma consolidated financial information giving effect to the proposed merger of Midlantic with and into a wholly-owned subsidiary of the Corporation, filed herewith.



           (b)  The following Current Reports on Form 8-K were filed by the
                Corporation:

                A Current Report on Form 8-K dated as of April 17, 1995, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months ended March 31, 1995.


                A Current Report on Form 8-K dated as of July 10, 1995, was filed pursuant to Item 5 to report the execution of an Agreement and Plan of Reorganization dated as of July 10, 1995, by and among Midlantic, the Corporation and PNC Bancorp, Inc., a wholly-owned subsidiary of the Corporation and related matters.

                A Current Report on Form 8-K/A, Amendment No. 1 to the form 8-K dated as of July 10, 1995, was filed pursuant to Item 5 to report unaudited pro forma consolidated financial information giving effect to the proposed Merger of Midlantic with and into PNC Bancorp, Inc. Such report also included audited consolidated financial statements of Midlantic as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and the unaudited consolidated financial statements of Midlantic as of March 31, 1995 and 1994.

                A Current Report on Form 8-K dated as of July 20, 1995, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months and six months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  August 14, 1995                       By /s/ Robert L. Haunschild
                                             ----------------------
                                                Robert L. Haunschild
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed herewith:

11       Calculation of Primary and Fully Diluted Earnings per Common Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

27       Financial Data Schedule.

99.1     1995 Second Quarter Corporate Financial Review.

99.2     Summary of Votes Cast.

99.3     Pro forma consolidated financial information.