Form 10-Q
period 1995-09-30
PNC BANK CORP
filed 1995-11-08
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


     (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

              For the quarterly period ended September 30, 1995

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

Common Stock ($5 par value): 229,224,530 shares outstanding at October 31, 1995.

                        PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The following consolidated financial information of PNC Bank Corp. and subsidiaries ("Corporation") is incorporated herein by reference to the 1995 Third Quarter Corporate Financial Review ("Financial Review") which is filed herewith as Exhibit 99.1. Page references are to such Financial Review.


           FINANCIAL INFORMATION                                                              PAGE REFERENCE
           ---------------------                                                              --------------
           Consolidated Balance Sheet as of September 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24
           Consolidated Statement of Income for the three months
             and nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . .        25
           Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . .        26
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      27-33

           The statistical disclosure under the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the Financial Review at pages 34 and 35 is incorporated herein by reference. Certain other statistical disclosure is included below in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as permitted by Guide 3, Statistical Disclosures by Bank Holding Companies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

           The information contained under the caption "Corporate Financial Review" in the Financial Review at pages 2 through 23 is incorporated herein by reference.

                           PART II--OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           The Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, included a description of a purported class action lawsuit filed against Midlantic Corporation ("Midlantic"), Midlantic's chief executive officer and its directors and the Corporation, relating to the proposed merger with Midlantic. On October 5, 1995, the Corporation filed a motion to dismiss the amended complaint.


ITEM 5.    OTHER INFORMATION

           As previously reported, on July 10, 1995, the Corporation entered into a definitive merger agreement with Midlantic, a regional bank holding company headquartered in Edison, New Jersey. The agreement, provides, among other things, for (i) the merger (the "Merger") of Midlantic with and into a wholly-owned subsidiary of the Corporation and (ii) the exchange of each outstanding share of Midlantic common stock for 2.05 shares of the Corporation's common stock. The Corporation has received all required regulatory approvals for the Merger, which is targeted to be completed by year-end 1995, pending approval by shareholders of both companies.

           Pro forma consolidated financial information, which gives effect to the proposed Merger of Midlantic with and into a wholly-owned subsidiary of the Corporation, is attached hereto as Exhibit 99.2 and incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits listed below are filed herewith or incorporated herein by reference:

                 2 Amendment Agreement dated as of August 16, 1995, by and among Midlantic Corporation, PNC Bank Corp. and PNC Bancorp, Inc.

                 3 By-laws of the Corporation, as amended, incorporated herein by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form S-8 (Commission File
                      No. 33-62311).

                11 Calculation of primary and fully diluted earnings per common share for the three months and nine months ended September 30, 1995 and 1994, filed herewith.

                12.1 Computation of Earnings to Fixed Charges for the nine months ended September 30, 1995 and for each of the five years in the period ended December 31, 1994, for PNC Bank Corp., Midlantic Corporation, and PNC Bank Corp. Pro Forma Giving Effect to the Midlantic Merger, filed herewith.

                12.2 Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the nine months ended September 30, 1995 and for each of the five years in the period ended December 31, 1994, for PNC Bank Corp., Midlantic Corporation, and PNC Bank Corp. Pro Forma Giving Effect to the Midlantic Merger, filed herewith.

                27    Financial Data Schedule, filed herewith.

                99.1 1995 Third Quarter Corporate Financial Review as of and for the three months and nine months ended September 30, 1995 and 1994, filed herewith.

                99.2 Pro forma consolidated financial information (unaudited) giving effect to the proposed merger of Midlantic with and into a wholly-owned subsidiary of the Corporation, filed herewith.


           (b)  The following Current Reports on Form 8-K were filed by the
                Corporation:

                A Current Report on Form 8-K dated as of July 10, 1995, was filed pursuant to Item 5 to report the execution of an Agreement and Plan of Reorganization dated as of July 10, 1995, by and among Midlantic, the Corporation and PNC Bancorp, Inc., a wholly-owned subsidiary of the Corporation, and related matters.

                A Current Report on Form 8-K/A, Amendment No. 1 to the
                Form 8-K dated as of July 10, 1995, was filed pursuant to Item 5 to report unaudited pro forma consolidated financial information giving effect to the proposed Merger. Such report also included audited consolidated financial statements of Midlantic as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and the unaudited consolidated financial statements of Midlantic as of March 31, 1995 and 1994.

                A Current Report on Form 8-K dated as of July 20, 1995, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months and six months ended June 30, 1995.

                A Current Report on Form 8-K dated as of September 26,
                1995, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months and nine months ended September 30, 1995, the receipt of regulatory approvals in connection with the Merger and other Merger-related matters, and the appointment of an additional director to the Corporation's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PNC BANK CORP.
                                                 (Registrant)


Date:  November 8, 1995                   By /s/ Robert L. Haunschild
                                             ----------------------
                                                Robert L. Haunschild
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed herewith:

2 Amendment Agreement dated as of August 16, 1995 by and among Midlantic Corporation, PNC Bank Corp. and PNC Bancorp, Inc.

11       Calculation of Primary and Fully Diluted Earnings per Common Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

27       Financial Data Schedule.

99.1     1995 Third Quarter Corporate Financial Review.

99.2     Pro forma consolidated financial information (unaudited).