Form 10-Q/A
period 1995-09-30
PNC BANK CORP
filed 1995-11-13
CIK 713676

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

This Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 1995, of PNC Bank Corp. (the "Corporation") is being filed to incorporate by reference unaudited consolidated interim financial statements of Midlantic Corporation ("Midlantic") from its Form 10-Q for the quarterly period ended September 30, 1995.

Accordingly, "Item 5. Other Information" under "Part II - Other Information" is hereby amended in its entirety to read as follows:



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

           Unaudited consolidated interim financial statements of Midlantic as of September 30, 1995 and for the three months and nine months ended September 30, 1995 and 1994 are incorporated herein by reference to Midlantic's Form 10-Q for the quarterly period ended September 30, 1995 (File No. 0-15870).

           Pro forma consolidated financial information, which gives effect to the proposed Merger of Midlantic with and into a wholly-owned subsidiary of the Corporation, was previously filed as Exhibit 99.2 and is incorporated herein by reference.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PNC BANK CORP.
                                           (Registrant)


Date: November 13, 1995                  By /s/ Robert L. Haunschild
                                           -------------------------
                                            Robert L. Haunschild
                                            Senior Vice President and
                                            Chief Financial Officer