Form 10-K
period 1995-12-31
PNC BANK CORP
filed 1996-03-27
CIK 713676

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

                 For the fiscal year ended December 31, 1995
                                      OR
   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the transaction period
          from                        to
               ----------------------    ----------------------

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  25-1435979
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                                 ONE PNC PLAZA
                                249 FIFTH AVENUE
                      PITTSBURGH, PENNSYLVANIA  15222-2707
                    (Address of principal executive offices)
                                   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - (412) 762-1553

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

                            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                     $1.80 Cumulative Convertible Preferred Stock - Series A, par value $1.00
                     $1.80 Cumulative Convertible Preferred Stock - Series B, par value $1.00
                              8.25%  Convertible Subordinated Debentures Due 2008
                              8.1/4% Convertible Subordinated Debentures Due 2010
                                   9.875% Subordinated Capital Notes Due 1999

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AMOUNTED TO APPROXIMATELY $9.85 BILLION AT FEBRUARY 29, 1996.

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996:
341,535,524

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PNC BANK CORP.'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 ("ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE INTO PARTS I AND II AND PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF PNC BANK CORP. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 23, 1996 ("PROXY STATEMENT") ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN OF PORTIONS OF THE PROXY STATEMENT SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN ITEM 402(a)(8) OF REGULATION S-K.

                                    INDEX


PART I
                                                                           PAGE
Item 1 Business                                                              1
Item 2 Properties                                                           11
Item 3 Legal Proceedings                                                    11
Item 4 Submission of Matters to a Vote of Security Holders                  12


PART II

Item  5 Market for Registrant's Common Equity and Related Stockholder
         Matters                                                             13
Item  6 Selected Financial Data                                              13
Item  7 Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13
Item  8 Financial Statements and Supplementary Data                          13
Item  9 Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 *


PART III

Item 10 Directors and Executive Officers of the Registrant                   13
Item 11 Executive Compensation                                               14
Item 12 Security Ownership of Certain Beneficial Owners and Management       14
Item 13 Certain Relationships and Related Transactions                       14


PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K      14


SIGNATURES                                                                   15


EXHIBIT INDEX                                                                18

* Not Applicable.

                                     PART I

ITEM 1 - BUSINESS


     BUSINESS OVERVIEW

      Introduction

     PNC Bank Corp. ("PNC Bank" or "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). PNC Bank was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC Bank has diversified its geographical presence and product capabilities through strategic bank and nonbank acquisitions and the formation of various nonbanking subsidiaries. At December 31, 1995, the Corporation operated banking subsidiaries in Pennsylvania, Delaware, Florida, Indiana, Kentucky, Massachusetts, New Jersey and Ohio, and conducted nonbanking operations throughout the United States. The Corporation's major businesses include consumer banking, corporate banking, real estate banking, mortgage banking and asset management. At December 31, 1995, the Corporation's consolidated total assets, deposits and shareholders' equity were $73.4 billion, $46.9 billion and $5.8 billion, respectively. Based on total assets, PNC Bank was the 12th largest bank holding company in the United States at December 31, 1995. During 1995, the Corporation and subsidiaries employed approximately 25,400 persons on a full-time equivalent basis.

     Effective December 31, 1995, Midlantic Corporation ("Midlantic"), a regional bank holding company headquartered in Edison, New Jersey, merged with and into PNC Bancorp, Inc., a wholly-owned subsidiary of the Corporation. Approximately 112 million shares of the Corporation's common stock were issued in connection with the merger. At closing, Midlantic had consolidated total assets, deposits and shareholders' equity of $13.6 billion, $11.0 billion and $1.4 billion, respectively, and 308 branch offices in New Jersey and Pennsylvania. The transaction was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all periods presented. Midlantic Bank, N.A., Midlantic's principal subsidiary, will continue to operate under its present name until integration and consolidation plans are fully implemented in the third quarter of 1996. At that time, it is expected that Midlantic Bank, N.A. will be merged or otherwise combined with PNC Bank, National Association, a wholly-owned subsidiary of the Corporation.

     The in-market nature of the Midlantic transaction is expected to generate substantial economies by reducing costs associated with overlapping and duplicative operations and provide opportunities to enhance revenues through marketing of the Corporation's products and services to a new customer base. The extent and timing of cost savings and revenue enhancements are dependent on various factors, some of which are beyond the control of the Corporation. Such factors include conversion strategies, customer attrition and competitive responses. Therefore, no assurances can be given with respect to the ultimate level of cost savings and revenue enhancements to be realized, or that such amounts will be realized in the time frame initially anticipated.

     Certain other merger and acquisition activities of the Corporation are summarized under the section entitled "Mergers and Acquisitions" in the "Corporate Financial Review" and in "Note 2 - Mergers and Acquisitions" of the "Notes to Consolidated Financial Statements" included on pages 23 and 53, respectively, of the Annual Report to Shareholders, which discussion is incorporated herein by reference.

      LINES OF BUSINESS

     PNC Bank delivers a broad range of financial services and products to its customers through five lines of business: Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking and Asset Management. Additional information relating to the lines of business is set forth under the caption entitled "Line of Business Results" in the "Corporate Financial Review" included on pages 35 through 39 of the Annual Report to Shareholders, which is incorporated herein by reference.

     CONSUMER BANKING Consumer Banking provides lending, deposit, personal trust, brokerage, investment, payment system access and other financial services to individuals and small businesses. Consumer Banking serves more than 3.2 million households and 135,000 small businesses, with an average loan portfolio exceeding $15.4 billion and more than $34.2 billion in average deposits. The principal focus of Consumer Banking is on providing products and services sought by its customers in a cost-effective manner. In 1995, Consumer Banking reorganized its delivery channels around customer segments. The "Private Bank" serves affluent customers. The "Community Bank" serves traditional retail customers through its "Branch Bank", entrepreneurs, community businesses, institutions and nonprofit organizations through its "Business Bank" and customers who prefer alternative delivery systems through the "Direct Bank". Consumer Banking's services are provided through approximately 950 community banking offices located in the Corporation's primary markets. In addition, services are provided through alternative delivery systems, such as the Corporation's telebanking center and automated teller machines ("ATMs"), and regional banking centers which offer a wide array of products at each center. Alternative delivery systems, such as the telebanking center, are expected to allow the Corporation to provide products and services more efficiently than traditional banking delivery systems.

     The Corporation continues to invest in operating platforms and alternative retail delivery systems, such as The National Financial Services Center, its Pittsburgh-based telebanking center, and to consolidate its retail branches. The Corporation also continues to evaluate strategic alliances to leverage its delivery capabilities. During 1995, the Corporation entered into agreements with third parties to provide certain administrative, marketing, data processing, customer support and related services for the Corporation's credit card and merchant services businesses. In addition, an agreement with the American Automobile Association announced in February 1996 is designed to offer the Corporation's products and services nationally to the organization's more than 34 million members through the Corporation's alternative delivery capabilities.

     CORPORATE BANKING Corporate Banking provides traditional and asset-based financing, liquidity and treasury management, corporate and employee benefit trust, capital markets, direct investment, leasing and other financial services to businesses and governmental entities. Corporate Banking serves businesses with annual revenues of $5 million or more, including specialized industries such as communications, health care, natural resources, metals, public finance, financial services and automobile dealer finance. In addition to serving customers within its primary markets, Corporate Banking has offices in several major United States cities to reach the national market. Corporate Banking's focus is on developing and delivering specific products and services to build and enhance client relationships. This line of business has one of the largest market share positions of middle-market companies located in the Corporation's primary markets. In addition, Corporate Banking maintains banking relationships with many of the largest companies in the United States and is a major provider of treasury management products and services to large corporate customers.

     REAL ESTATE BANKING Real Estate Banking provides lending, deposit, treasury management, syndication, commercial mortgage-backed securitizations and other non-credit services to customers that manage and develop commercial and residential real estate properties and facilities. In 1995, Real Estate Banking focused on expanding its customer base and product line. Its customers include developers, builders, investors, mortgage bankers, property managers and institutions. In 1995, Real Estate Banking formed a joint venture with a leading commercial mortgage banker to provide its customers with better access to institutional debt and equity markets and introduced a commercial mortgage-backed securitization product as a real estate financing alternative. It also formed a team to serve the real estate needs of the Corporation's treasury management customers. In 1996, Real Estate Banking will further emphasize its securitization capabilities and expand private debt/equity placement opportunities.

     MORTGAGE BANKING Mortgage Banking activities include acquisition, origination, securitization and servicing of residential mortgages, as well as retention of selected loans in the portfolio. Mortgage loans are originated through PNC Bank's branch network and PNC Mortgage's network of 85 origination offices in 29 states and nationally by telephone through its National Mortgage Center. At December 31, 1995, PNC Mortgage was the nation's 13th largest retail mortgage originator and 17th largest mortgage servicer. At such date, PNC Mortgage's servicing portfolio totaled $37.3 billion, including $25.1 billion serviced for others. PNC Mortgage intends to continue to develop new ways, using technology and multiple distribution channels, to deliver mortgage loans and financial services to meet the needs of its customers in the intensely competitive environment in which it operates.

     ASSET MANAGEMENT Asset Management provides trust and mutual fund products and services including investment management, strategy, research and asset servicing. In 1995, the Corporation acquired BlackRock Financial Management, L.P. ("BlackRock") to expand its asset management service capabilities. At December 31, 1995, PNC Bank ranked as one of the top 20 investment managers in the United States. PNC Asset Management had discretionary authority over $96 billion in assets and over $282 billion in assets under administration. It is the second largest bank manager of mutual funds and one of the largest mutual fund service providers. It manages or acts as sub-advisor to 94 mutual funds with assets of $42 billion and provides custody services for mutual funds with $130 billion in assets. PNC Bank also provides accounting and administrative services for funds with over $100 billion in assets, transfer and shareholder services for approximately 3.5 million mutual fund shareholder accounts and investment research services to more than 250 financial institutions. In 1996, the Corporation consolidated the PNC Funds, Midlantic's Compass Funds and BlackRock's open-end mutual funds into one $10 billion fund family with a portfolio of 28 mutual funds to facilitate broader distribution capabilities and attract more customers. Most recently, the Corporation established CastleInternational Asset Management Inc., an international investment company in Edinburgh, Scotland, to expand international equity money management capabilities.

      SUBSIDIARY BANKS

     While the Corporation manages its businesses on a line-of-business basis, its corporate legal structure currently consists of 10 bank subsidiaries and over 150 active nonbank subsidiaries. Selected information as of December 31, 1995, for the Corporation's banks is set forth below.

---------------------------------------------------------------------------
Dollars in billions                                              PERCENTAGE
                                                       TOTAL       OF TOTAL
SUBSIDIARY BANK/HEADQUARTERS                          ASSETS         ASSETS
---------------------------------------------------------------------------
PNC Bank, National Association,
  Pittsburgh, PA                                       $41.9             57%

Midlantic Bank, National Association,
  Edison, NJ                                            13.6             18

PNC Bank, Kentucky, Inc., Louisville, KY                 5.0              7

PNC Bank, Ohio, National Association,
  Cincinnati, OH                                         4.0              5

PNC Mortgage Bank, National
  Association, Pittsburgh, PA                            3.2              4

PNC Bank, Delaware, Wilmington, DE                       2.5              3

PNC Bank, New England, Boston, MA                        1.3              2

PNC National Bank, Wilmington, DE                         .9              1

PNC Bank, Indiana, Inc., New Albany, IN                   .5              1

PNC Bank, FSB, Vero Beach, FL                             .1              -
---------------------------------------------------------------------------

     STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

     The "Statistical Information" contained on pages 73 through 81 of the Annual Report to Shareholders is incorporated herein by reference.

     RISK MANAGEMENT

     In the normal course of business, the Corporation is subject to various risks, the most significant of which are credit, liquidity and interest rate. Although it cannot eliminate these risks, the Corporation has risk management processes designed to provide for risk identification, measurement, monitoring and control.

     CREDIT RISK Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial derivative transactions. Risk associated with the extension of credit includes general risk, which is inherent in the lending business, and risk specific to individual borrowers. The Corporation seeks to manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Information relating to the distribution of the loan portfolio by type of loan, loan maturities and interest sensitivity is set forth under the section entitled "Loans" in the "Corporate Financial Review" and "Loans" in the "Statistical Information" included on pages 27 and 28 and page 77, respectively, of the Annual Report to Shareholders, which is incorporated herein by reference.

     Credit Administration, which includes credit policy, loan review and loan workout, is responsible for the overall management of credit risk and the development, application and enforcement of uniform policies and procedures across PNC Bank. One objective is diversification by industry concentration, geographic distribution and the type of borrower. Policies contain limits on amounts that may be committed for specified categories of loans and individual borrowers. These limits are specified for both consolidated and individual bank exposure levels. Specific underwriting policies have been adopted for many categories of exposure including commercial real estate, cable, cellular, broadcasting, health care and automobile dealers, as well as general policies covering standards of documentation, collateral coverage, guarantee provisions, environmental risk protection and approval processes.

     PNC Bank receives collateral to support credit extensions and commitments when deemed necessary, the amount of which is based on management's credit evaluation of the borrower. The most significant categories of collateral include real estate, commercial business assets, cash on deposit and marketable securities. In addition, for some loans made on the basis of the general creditworthiness of the borrower, additional security in the form of real and personal property may be obtained that may not be directly related to the purpose of the loan.

     In order to assess and monitor the degree of risk in the loan portfolio, a lender-initiated credit risk grading system is used. A risk grade is assigned to each loan at origination based on an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral. Industry and economic risks are also considered when assigning such grades. Risk grades are maintained by the loan officer whose responsibilities include monitoring the risk inherent in such individual credits. An independent corporate loan review function assesses the credit granting process and reviews risk grades for compliance with policies.

     Asset and liability ("A&L") management seeks to minimize the credit risk associated with its activities, including financial derivatives, primarily by entering into transactions with only a select number of high-quality institutions, establishing credit limits, requiring bilateral-netting agreements, and in certain instances, requiring segregated collateral. Additional information with respect to risk associated with the Corporation's financial derivatives is set forth under the section entitled "Financial Derivatives" in the "Corporate Financial Review" included on pages 31 through 34 of the Annual Report to Shareholders, which is incorporated herein by reference.

     LIQUIDITY RISK Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and invest in strategic initiatives. Liquidity risk represents the likelihood the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates for such purposes. Liquidity is managed through the coordination of the relative maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or securitization of assets, such as automobile and credit card loans.

     As described under "Liquidity" in the "Corporate Financial Review" on page 41 of the Annual Report to Shareholders, which is incorporated herein by reference, management believes that the Corporation has sufficient liquidity to meet its current commitments and obligations to customers, debtholders and others.

     INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's normal business activities of extending loans and taking deposits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Many factors, including economic and financial conditions, general movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Financial derivatives, primarily interest rate swaps, caps and floors, are used to alter the interest rate characteristics of assets and liabilities. For example, receive-fixed interest rate swaps effectively convert variable-rate assets to fixed-rate assets.

     In managing interest rate risk, the Corporation seeks to minimize reliance on a particular interest rate scenario as a source of earnings. Accordingly, wholesale activities including securities, funding, financial derivatives and capital market activities are used in managing core business exposures within specified guidelines. Interest rate risk is centrally managed by A&L management. As part of the overall interest rate risk management process, A&L management will initiate various actions to manage risks within the Corporation's guidelines. Such actions are dependent on costs, existing and expected economic conditions, the Corporation's business strategies and various other factors. A committee composed of members of senior management and a committee of the Corporation's Board of Directors oversees A&L management and periodically reviews interest rate risk exposures.

     The Corporation uses a number of measures to monitor and manage interest rate risk, including income simulation and interest sensitivity ("gap") analyses. In addition, the Corporation is in the process of developing measures of longer-term interest rate sensitivity, including duration of equity and equity at risk. Such models are designed to estimate the impact on the value of equity resulting from changes in interest rates and supplement the simulation model and gap analyses.

     An income simulation model is the primary tool used by management to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions employed in the model include interest rate movements, balance sheet growth, prepayment speeds on mortgage-related assets, cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and management's financial and capital plans. The assumptions are developed based on current business and A&L management strategies, historical experience, the current economic environment, forecasted economic conditions and other analyses. These assumptions are inherently uncertain and subject to change as time passes. Accordingly, under these scenarios the model is not an estimate of expected net interest income nor does it precisely predict the impact of higher or lower interest rates on net interest income.

     The Corporation's guidelines provide that net interest income should not decrease by more than 3 percent if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve month period. At December 31, 1995, based on results of the simulation model, the Corporation was within these guidelines. The impact of changes in interest rates on these measures will differ from simulated results due to various factors including timing, magnitude and frequency of interest rate changes, the relationship or spread between various interest rates, changes in market conditions, loan pricing and deposit sensitivity, customer preferences and competition. In addition, the actual results will be affected by the impact of mergers or acquisitions and business and A&L management strategies that differ from those assumed in the model.

     Additional interest rate scenarios are modeled to address a wider range of rate movement, yield curve, term structure and basis risk exposures. Depending on market conditions and other inherent risks, these scenarios may be modeled more or less frequently. Such analyses are used as supplemental measurements only and limits have not been established.

     The Corporation also employs interest sensitivity (gap) analyses. A gap analysis represents a point-in-time net position of assets, liabilities and off-balance-sheet instruments subject to repricing in specified time periods. A cumulative asset-sensitive gap position indicates the Corporation's assets are expected to reprice more quickly than its liabilities. Alternatively, a cumulative liability-sensitive gap position indicates the Corporation's liabilities are expected to reprice more quickly than its assets. The gap analysis does not accurately measure the magnitude of changes in net interest income since changes in interest rates over time do not impact all categories of assets, liabilities and off-balance-sheet instruments equally or simultaneously. The Corporation's limit for the cumulative one-year gap position is 10 percent.

     During January 1996, to reduce exposure to declining interest rates, the Corporation added receive-fixed interest rate swaps with a term of two years which converted designated assets from variable rates to fixed rates. As a result, the asset sensitivity of the Corporation's cumulative one-year gap position was reduced from 7.0 percent at December 31, 1995, to 3.8 percent.

     The "Interest Rate Sensitivity (Gap) Analysis" table set forth in the "Corporate Financial Review" on page 42 of the Annual Report to Shareholders is incorporated herein by reference.

     EFFECT OF GOVERNMENTAL MONETARY POLICIES

     The earnings and operations of bank holding companies and their subsidiaries are affected by the monetary and fiscal policies of the United States government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature or timing of future changes in monetary and fiscal policies or the effect that they may have on the Corporation's business and earnings.

     SUPERVISION AND REGULATION

      INTRODUCTION

     Bank holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Corporation and its subsidiaries, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     The Corporation is a legal entity separate and distinct from its subsidiary banks and its nonbank subsidiaries. Accordingly, the right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as creditor may be recognized. The principal source of the Corporation's revenue and cash flow is dividends from its subsidiary banks and nonbank subsidiaries. There are legal limitations on the extent to which its subsidiary banks can finance or otherwise supply funds to the Corporation and its nonbank subsidiaries.

      BANK HOLDING COMPANIES

     GENERAL As a registered holding company, the Corporation is regulated under the BHC Act and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The BHC Act requires, among other things, the prior approval of the Federal Reserve Board in any case where the Corporation proposes to
     (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, or (iii) merge or consolidate with any other bank holding company.

     ACQUISITIONS/PERMISSIBLE BUSINESS ACTIVITIES The BHC Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Effective June 1, 1997, the Corporation's subsidiary banks will have the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merger branches outside their home states. States may affirmatively opt-in to permit these transactions earlier, which Delaware and Pennsylvania, among other states, have done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     Under the BHC Act, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of any class of voting shares of any nonbanking corporation. Further, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of nonbanking corporations except those corporations engaged in businesses or furnishing services that the Federal Reserve Board deems to be closely related to banking.

     COMMUNITY REINVESTMENT Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, each subsidiary bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods, is generally annually assessed by that bank's primary regulatory authority. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. At December 31, 1995, the Corporation's subsidiary banks were rated "Outstanding" or "Satisfactory" with respect to CRA.

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

      SUBSIDIARY BANKS

     GENERAL The Corporation's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies, including, with respect to national banks, the Office of the Comptroller of the Currency ("OCC"). In addition, all of the subsidiary banks are insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation ("FDIC"). The Corporation's subsidiary banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the subsidiary banks.

     DIVIDEND RESTRICTIONS Dividends from the Corporation's subsidiary banks constitute the principal source of income to the parent company. The Corporation's subsidiary banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Corporation. Under such restrictions, the amount available for payment of dividends to the Corporation by all subsidiary banks totaled $650 million at December 31, 1995. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending upon the subsidiary's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The OCC and the Federal Reserve Board have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the subsidiary banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

     AFFILIATE TRANSACTION RESTRICTIONS The Corporation's subsidiary banks are subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits subsidiary banks from purchasing "low-quality" assets from affiliates.

     FDIC CROSS-GUARANTEE PROVISIONS The Corporation's subsidiary banks are subject to the "cross-guarantee" provisions under federal law that provide that if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a "commonly controlled" depository institution for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

     FDIC INSURANCE ASSESSMENTS Deposits of the Corporation's bank subsidiaries are insured by the FDIC and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the Bank Insurance Fund ("BIF"). Under the current regulations, the Corporation is not assessed a premium on BIF-insured deposits. The rates assessed for deposits insured by the Savings Association Insurance Fund ("SAIF") continue to range from 23 cents per $100 of eligible deposits to 31 cents per $100 of eligible deposits. Approximately $5.3 billion of the Corporation's deposits are insured by the SAIF and assessed 23 cents per $100 of eligible deposits. Congress and various governmental agencies are considering a number of proposals to recapitalize the SAIF, including a significant one-time assessment on all SAIF-insured deposits. Management currently cannot predict the outcome of these proposals or the effect, if any, on the Corporation or any of its subsidiary banks.

     ENFORCEMENT POWERS OF FEDERAL BANKING AGENCIES Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1995, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

     The agencies' prompt corrective action powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval.

     CAPITAL GUIDELINES Under the risk-based capital guidelines applicable to the Corporation and each of its subsidiary banks, the minimum guideline for the ratio of total capital to risk- weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8.00 percent. At least half of the total capital must be "Tier 1" capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed intangibles. "Tier 2" capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

     In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3 percent for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

     At December 31, 1995, all of the subsidiary banks' total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.

     Additional discussion of the Corporation's current capital levels is set forth under the caption entitled "Capital" in the "Corporate Financial Review" on pages 30 and 31 of the Annual Report to Shareholders, which is incorporated herein by reference.

     Effective in January 1995, the federal banking agencies revised the risk-based capital standards described above to include concentration of credit risk and the risks of nontraditional activities. The Federal Reserve Board, the FDIC and the OCC also subsequently amended their capital standards to include a bank's exposure to declines in economic value of its capital due to changes in interest rates. The Corporation understands that such agencies intend to continue reviewing the issue of interest rate risk as it may affect capital adequacy.

      NONBANK SUBSIDIARIES

     The nonbank subsidiaries of the Corporation are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal or state regulatory agencies.

     The Corporation's subsidiaries engaged in securities-related activities are regulated by the Securities and Exchange Commission ("SEC"). The activities of the Corporation's two subsidiaries which are registered broker dealers are also monitored by the OCC in one instance and the Federal Reserve Board in the other instance. Each such company is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions, and with respect to public finance activities the Municipal Securities Rulemaking Board.

     Several nonbank subsidiaries of the Corporation are registered investment advisers and are subject to the regulations of the SEC and may be subject to regulations of one or more state securities commissions. Additionally, these investment advisers, as subsidiaries of a national bank, are subject to supervision by the OCC. Investment companies (as defined in the Investment Company Act of 1940, as amended) advised by a subsidiary of the Corporation are registered with the SEC.

     Other nonbank subsidiaries of the Corporation are regulated under federal and/or state mortgage lending, insurance and consumer laws, among others.

      LEGISLATIVE PROPOSALS AND REFORMS

     Significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. In 1995, such proposals included legislation to revise the Glass-Steagall Act and the BHC Act to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will become law. Consequently, it is not possible to determine what effect, if any, they may have on the Corporation and its subsidiaries.

     COMPETITION

     Bank holding companies and their subsidiaries are subject to vigorous and intense competition from various financial institutions and other "nonbank" or non-regulated companies or firms that engage in similar activities. The Corporation's subsidiary banks compete for deposits with other commercial banks, savings banks, savings and loan associations, insurance companies and credit unions, as well as issuers of commercial paper and other securities, including shares in mutual funds. In making loans, the Corporation's subsidiary banks compete with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other nonbank lenders. In addition, various nonbank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing asset management services, the Corporation's subsidiaries compete with many large commercial banks, trust companies, brokerage houses, mutual fund managers, registered investment advisors and insurance companies.

     The Corporation and its subsidiaries compete not only with financial institutions based in the states in which the subsidiary banks are located, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial and nonbank institutions. Some of the financial and other institutions operating in the same markets are engaged in national and international operations and have more assets and personnel than the Corporation. Some of the Corporation's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Corporation and its subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning each executive officer of the Corporation as of March 1, 1996 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years, except as otherwise noted in the footnotes below.

                                                                                                 YEAR
      NAME                 AGE          POSITION WITH CORPORATION                             EMPLOYED(1)
---------------------------------------------------------------------------------------------------------
Thomas H. O'Brien          59    Chairman and Chief Executive Officer                            1962

James E. Rohr              47    President and Director                                          1972

Garry J. Scheuring (2)     56    Vice Chairman and Director                                      1990

Howard I. Atkins           45    Executive Vice President, Asset and Liability Management        1990

Susan B. Bohn              51    Executive Vice President, Corporate Development and             1986
                                   Communications

Richard C. Caldwell        51    Executive Vice President, Asset Management                      1990

Walter E. Gregg, Jr.       54    Executive Vice President, Finance and Administration            1974

Frederick J. Gronbacher    53    Executive Vice President, Division Head - Consumer Banking      1976

Robert L. Haunschild       46    Senior Vice President and Chief Financial Officer               1990

William J. Johns           49    Senior Vice President and Chief Accounting Officer              1974

Edward P. Junker III       59    Vice Chairman                                                   1964

Ralph S. Michael III       41    Executive Vice President, Corporate Banking                     1979

Thomas E. Paisley III      48    Senior Vice President and Chairman, Corporate Credit Policy     1972
                                   Committee

Helen P. Pudlin            46    Senior Vice President and General Counsel                       1989

Bruce E. Robbins           51    Executive Vice President, Real Estate Banking                   1973
---------------------------------------------------------------------------------------------------------

(1) Where applicable, refers to year first employed by predecessor company or acquired company.

(2) Mr. Scheuring became Vice Chairman of the Corporation in connection with the Midlantic merger effective December 31, 1995. Since 1992, Mr. Scheuring has been Chairman of the Board, President and Chief Executive Officer of Midlantic Bank, N.A. From April 1991 until the merger, he was Chairman of the Board, President and Chief Executive Officer of Midlantic. Prior thereto, he was Vice Chairman of Continental Bank Corporation. In connection with the Midlantic merger, the Corporation and Mr. Scheuring entered into an Employment Agreement which is attached hereto as Exhibit 10.7.

ITEM 2 - PROPERTIES

     The executive and administrative offices of the Corporation and PNC Bank, National Association ("PNC Bank, N.A."), are located at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N.A. The Corporation and PNC Bank, N.A. occupy substantially all of the building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, 620 Liberty Avenue, Pittsburgh, Pennsylvania, that houses additional office space. PNC Bank, N.A. also owns a data processing and telecommunications center located in a suburb of Pittsburgh, Pennsylvania.

     The Corporation's subsidiaries also own or lease numerous other premises for use in conducting banking and nonbanking activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the Corporation.

     Additional information pertaining to the Corporation's properties is set forth in "Note 8 - Premises, Equipment and Leasehold Improvements" of the Notes to Consolidated Financial Statements included on page 56 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

     A consolidated purported class action complaint was filed in March 1995 in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, on behalf of a purported class of persons who purchased the Corporation's securities between April 18, 1994 and November 15, 1994. The lawsuit was consolidated from four lawsuits filed in November and December 1994. The consolidated complaint alleges violations of federal securities laws and common law relating to disclosures regarding the Corporation's net interest income, interest rate risk, future prospects, and related matters, and seeks, among other things, unquantified damages. The magistrate judge has recommended that the district court deny the pending motion to dismiss as to all claims except a common law claim, and the recommendation has been appealed to the district court judge. Management believes there are meritorious defenses to this consolidated lawsuit and intends to defend it vigorously. Management believes that the final disposition will not be material to the Corporation's financial position.

     In January 1992, a purported class action lawsuit was filed against PNC National Bank ("PNCNB"), a national bank subsidiary of the Corporation located in Wilmington, Delaware, alleging that PNCNB violated Pennsylvania law in connection with credit card annual fees, late fees, over-credit limit fees, and returned check fees charged to Pennsylvania cardholders. The lawsuit is brought on behalf of a purported class of resident individuals of Pennsylvania who have contracted for, been charged, had reserved, or had paid these fees, and seeks, among other things, unquantified compensatory and triple damages and injunctive relief. The lawsuit was filed in the Court of Common Pleas of Allegheny County and was removed to the United States District Court for the Western District of Pennsylvania. The district court dismissed the lawsuit, holding that Pennsylvania law is preempted by federal banking laws. The Third Circuit Court of Appeals, after initially holding that there was no federal court jurisdiction and remanding the case to state court, has vacated its opinion and granted a rehearing.

     The case against PNCNB is one of several similar cases pending against other credit card issuers. In cases not involving PNCNB, the Supreme Courts of California and Colorado, and one federal appeals court, have upheld dismissal on the ground that state law restrictions on credit card late fees are preempted by federal law, but the Supreme Court of New Jersey has reached a contrary conclusion. The United States Supreme Court has agreed to review the California late fee case, the outcome of which will resolve the conflict and affect the case against PNCNB. In an appeal of Pennsylvania Superior Court decisions against other credit card issuers holding that federal law does not preempt Pennsylvania law purportedly restricting annual fees, late fees, over-credit limit fees, and returned check fees, the Pennsylvania Supreme Court has indicated it will defer further proceedings until after the United States Supreme Court renders its decision. The impact of the final disposition of the lawsuit brought against PNCNB cannot be assessed at this time.

     In March 1996, the Superior Court of New Jersey, Middlesex County, dismissed, pursuant to agreement of the parties, the previously reported purported class action lawsuit commenced in July 1995 against Midlantic, Midlantic's chief executive officer and its directors and the Corporation, relating to the merger with Midlantic. No compensation was paid by any defendant to plaintiff or plaintiff's attorneys.

     The Corporation, in the normal course of business, is subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material effect on the Corporation's financial position.

     At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Corporation was held on November 17, 1995, for the purpose of approving the reorganization agreement and related merger agreement with Midlantic. The Midlantic merger was approved and the votes cast for, against or abstained and the number of broker non-votes were as follows:

     Aggregate Votes For:        134,723,297
     Aggregate Votes Against:     31,698,946
     Number of Abstentions:        1,426,164
     Number of Broker Non-Votes:     800,649

     Holders of the Corporation's common stock and preferred stock voted together as a single class. The following table sets forth as of September 29, 1995 record date, the number of shares of each class of stock that was issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class:

                                                    NUMBER OF SHARES         AGGREGATE
TITLE OF CLASS                    VOTING RIGHTS     ENTITLED TO VOTE      VOTING POWER
--------------------------------------------------------------------------------------
Common Stock                      1 vote per share       228,598,590       228,598,590

$1.80 Cumulative Convertible
  Preferred Stock - Series A      8 votes per share           17,951           143,608

$1.80 Cumulative Convertible
  Preferred Stock - Series B      8 votes per share            6,336            50,688

$1.60 Cumulative Convertible
  Preferred Stock - Series C      4 votes per 2.4 shares     361,363           602,271

$1.80 Cumulative Convertible
  Preferred Stock - Series D      4 votes per 2.4 shares     479,383           798,971

TOTAL POSSIBLE VOTES                                                       230,194,128*
--------------------------------------------------------------------------------------

     * Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of preferred stock is entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock is convertible.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC". At the close of business on February 29, 1996, there were 65,572 common shareholders of record.

     Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors including applicable government regulations and policies (such as those relating to the ability of the subsidiary banks and nonbank subsidiaries to upstream dividends to the parent company). The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without prior regulatory approval. Further discussion concerning dividend restrictions is set forth under the caption "Supervision and Regulation" in Part I, Item 1 of this Form 10-K and in "Regulatory Matters" on page 65 of the Annual Report to Shareholders, which is incorporated herein by reference.

     Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on page 85 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     "Selected Consolidated Financial Data" on page 71 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis of the Corporation's financial position and its results of operations set forth under the section entitled "Corporate Financial Review" on pages 23 through 44 of the Annual Report to Shareholders are incorporated herein by reference. See also the additional discussion included under the captions "Business Overview" and "Risk Management" in Part I, Item 1-Business of this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 45, 46 through 70, and 72, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

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

     Information regarding executive officers of the Corporation is included in
     Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

     Information regarding the involvement of the Corporation's Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer in a certain legal proceeding set forth under the heading "Legal Proceedings" in the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     Information regarding compensation of directors and executive officers under the captions entitled "Election of Directors - Compensation of Directors", "Election of Directors - Common Stock Purchase Guideline" and "Compensation of Executive Officers", excluding the "Personnel and Compensation Committee Report on Executive Compensation", in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the beneficial ownership of the equity securities of the Corporation by all directors, each of the five highest compensated executive officers, all directors and executive officers of the Corporation as a group and certain other beneficial owners under the heading "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners-Security Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

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

                                                                                         PAGE OF
     FINANCIAL STATEMENTS                                                          ANNUAL REPORT
     -------------------------------------------------------------------------------------------
     Report of Ernst & Young LLP, Independent Auditors                                   45
     Consolidated Balance Sheet as of December 31, 1995 and 1994                         46
     Consolidated Statement of Income for the three years ended December 31, 1995        47
     Consolidated Statement of Changes in Shareholders' Equity for the
       three years ended December 31, 1995                                               48
     Consolidated Statement of Cash Flows for the three years ended December 31, 1995    49
     Notes to Consolidated Financial Statements                                        50-70
     Quarterly Selected Financial Data                                                   72

     FINANCIAL STATEMENT SCHEDULES
     -------------------------------------------------------------------------------------------

     Not applicable.

     REPORTS ON FORM 8-K
     -------------------------------------------------------------------------------------------


     The following reports on Form 8-K were filed during the quarter ended December 31, 1995, or thereafter:

     A Current Report on Form 8-K dated as of September 26, 1995, was filed pursuant to Item 5 to report the Corporation's consolidated financial results for the three months and nine months ended September 30, 1995, the receipt of regulatory approvals in connection with the Midlantic merger and other Midlantic merger-related matters, and the appointment of an additional director to the Corporation's Board of Directors.

     A Current Report on Form 8-K dated as of December 31, 1995, was filed pursuant to Item 2 to report the effectiveness of the merger with Midlantic and the appointment of 4 additional directors to the Corporation's Board of Directors. The Form 8-K also reported pursuant to
     Item 5 the completion of actions that accelerated the repositioning of the Corporation's balance sheet and provided an estimate of combined earnings for 1995 giving effect to the Midlantic transaction. The following financial statements were reported as having been previously filed: (a) audited consolidated financial statements of Midlantic as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, including the independent auditor's report thereon; (b) unaudited consolidated interim financial statements of Midlantic as of September 30, 1995 and 1994, and for the three months and nine months ended September 30, 1995 and 1994; (c) pro forma consolidated financial information (unaudited) as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994, giving effect to the Midlantic merger; and (d) pro forma consolidated financial information (unaudited) for each of the three years in the period ended December 31, 1994, giving effect to the Midlantic merger.

     A Current Report on Form 8-K dated January 24, 1996, was filed pursuant to
     Item 5 to report the Corporation's consolidated financial results for the three months and year ended December 31, 1995.

     EXHIBITS

     The exhibits listed on the Exhibit Index on pages 18 and 19 of this Form 10-K are filed herewith or are incorporated herein by reference.

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

                              Date:  March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PNC Bank Corp. and in the capacity and on the dates indicated.

         SIGNATURE                         TITLE                           DATE
  -----------------------      -------------------------           -----------------------

   /s/ THOMAS H. O'BRIEN
  --------------------------   Chairman, Chief Executive           March 27, 1996
    Thomas H. O'Brien          Officer and Director
                               (Principal Executive Officer)
   /s/ ROBERT L.HAUNSCHILD
  --------------------------   Senior Vice President and           March 27, 1996
    Robert L. Haunschild       Chief Financial Officer
                               (Principal Financial Officer)

   /s/ WILLIAM J. JOHNS
  --------------------------   Senior Vice President and           March 27, 1996
     William J. Johns          Chief Accounting Officer
                               (Principal Accounting Officer)

          *
  --------------------------   Director                            March 27, 1996
     Paul W. Chellgren


          *
  --------------------------   Director                            March 27, 1996
    Robert N. Clay

          *
  --------------------------   Director                            March 27, 1996
    William G. Copeland


          *
  --------------------------   Director                            March 27, 1996
    George A. Davidson

          *
  --------------------------   Director                            March 27, 1996
    David F. Girard-diCarlo

          *
  --------------------------   Director                            March 27, 1996
    Dianna L. Green

          *
  --------------------------   Director                            March 27, 1996
    C. G. Grefenstette

          *
  --------------------------   Director                            March 27, 1996
    Arthur J. Kania


              *
  --------------------------   Director                            March 27, 1996
     Bruce C. Lindsay


              *
  --------------------------   Director                            March 27, 1996
     Thomas Marshall


              *
  --------------------------   Director                            March 27, 1996
     W. Craig McClelland


              *
  --------------------------   Director                            March 27, 1996
     Donald I. Moritz


              *
  --------------------------   Director                            March 27, 1996
     Jackson H. Randolph


              *
  --------------------------   President and Director              March 27, 1996
     James E. Rohr


              *
  --------------------------   Director                            March 27, 1996
     Roderic H. Ross


              *
  --------------------------   Director                            March 27, 1996
     Vincent A. Sarni


              *
  --------------------------   Vice Chairman and Director          March 27, 1996
     Garry J. Scheuring

              *
  --------------------------   Director                            March 27, 1996
     Thomas J. Usher


              *
  --------------------------   Director                            March 27, 1996
     Milton A. Washington


              *
  --------------------------   Director                            March 27, 1996
     Helge H. Wehmeier


                               *                                   March 27, 1996
                            By  /s/ MELANIE S. CIBIK
                               --------------------------
                               Melanie S. Cibik
                               Attorney-in-fact, pursuant to
                                  Powers of Attorney filed
                                  herewith


                                 EXHIBIT INDEX

3.1 Articles of Incorporation of the Corporation, as amended, incorporated herein by reference to Exhibit 3.1 of the Annual
       Report on Form 10-K for the year ended December 31, 1993.

3.2 By-Laws of the Corporation, as amended, incorporated herein by reference to Exhibit 4.2 to the Corporation's Registration
       Statement on Form S-8 at File No. 33-62311.

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

10.3 1992 Long-Term Incentive Award Plan of the Corporation, incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8 at File No. 33-54960. *

10.4 1992 Director Share Incentive Plan, incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1992.*

10.5 PNC Bank Corp. 1994 Annual Incentive Award Plan, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").*

10.6 PNC Bank Corp. Directors Retirement Plan, incorporated by reference to Exhibit 10.7 of the 1994 Form 10-K.*

10.7   Employment Agreement dated as of December 29, 1995, between the
       Corporation and Garry J. Scheuring, filed herewith.*

10.8 PNC Bank Corp. 1996 Executive Incentive Award Plan, filed herewith. *

11 Calculation of Primary and Fully Diluted Earnings Per Share, filed herewith.

12.1 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2   Computation of Ratio of Earnings to Combined Fixed Charges and
       Preferred Dividends, filed herewith.

13     Excerpts of the Annual Report to Shareholders for the year ended
       December 31, 1995, filed herewith. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.

21 Schedule of Certain Subsidiaries of the Corporation, filed herewith.


23     Consent of Ernst & Young LLP, independent auditors for the
       Corporation, filed herewith.

24.1 Power of Attorney of certain directors and officers of the Corporation, filed herewith.

24.2   Power of Attorney of Robert N. Clay, filed herewith.

24.3   Power of Attorney of David F. Girard-diCarlo, filed herewith.

24.4   Power of Attorney of Thomas Marshall, filed herewith.

24.5   Power of Attorney of Donald I. Moritz, filed herewith.

24.6   Power of Attorney of Vincent A. Sarni, filed herewith.

24.7   Power of Attorney of Helge H. Wehmeier, filed herewith.

27.1   Financial Data Schedule, filed herewith.

27.2   Restated Financial Data Schedule, filed herewith.



*  Denotes management contract or compensatory plan.
