Form 10-Q
period 1996-03-31
PNC BANK CORP
filed 1996-05-15
CIK 713676

                              PNC BANK CORP.

                       Quarterly Report on Form 10-Q
                    For the quarter ended March 31, 1996


Page 1 represents a portion of the first quarter 1996 Corporate Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 26.

FINANCIAL HIGHLIGHTS
                                                            1996        1995
- --------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
THREE MONTHS ENDED MARCH 31
(Dollars in thousands, except per share data)

Net interest income (taxable-equivalent basis)             $616,108    $551,136
Net income                                                  238,320     179,547
Fully diluted earnings per common share                         .69         .52
Return on average total assets                                 1.34%        .97%
Return on average common shareholders' equity                 16.65       12.81
Net interest margin                                            3.73        3.16
After-tax profit margin                                       25.42       21.46
Efficiency ratio                                              60.32       66.14

AVERAGE BALANCES
THREE MONTHS ENDED MARCH 31
(In millions)
Assets                                                     $ 71,733    $ 74,841
Earning assets                                               65,705      69,486
Loans, net of unearned income                                48,625      43,710
Securities                                                   14,818      23,984
Deposits                                                     45,553      43,667
Shareholders' equity                                          5,764       5,710

PERIOD-END BALANCES
MARCH 31  (In millions)
Assets                                                     $ 72,668    $ 75,750
Earning assets                                               66,041      69,369
Loans, net of unearned income                                48,800      44,192
Securities                                                   14,692      23,487
Deposits                                                     45,621      43,598
Shareholders' equity                                          5,786       5,758
================================================================================

                                                       March 31   December 31    March 31
As of or for the three months ended                        1996          1995        1995
- ------------------------------------------------------------------------------------------
SELECTED RATIOS
Capital ratios
  Risk-based capital
    Tier I                                                 8.18%         8.00%       9.15%
    Total                                                 11.70         11.56       12.24
  Leverage                                                 6.90          6.37        6.88
  Common shareholders' equity to assets                    7.94          7.83        7.51
  Average common shareholders' equity to average assets    8.01          7.76        7.54

Asset quality
  Net charge-offs to average loans                          .28           .45         .33
  Nonperforming loans to loans                              .76           .74        1.12
  Nonperforming assets to loans and foreclosed assets      1.10          1.10        1.58
  Nonperforming assets to total assets                      .74           .73         .93
  Allowance for credit losses to loans                     2.51          2.59        2.98
  Allowance for credit losses to nonperforming loans     328.88        351.68      265.19

Book value per common share
  As reported                                            $16.88        $16.87      $16.90
  Excluding net unrealized securities gains/losses        17.16         16.79       17.10
==========================================================================================

                               TABLE OF CONTENTS
                               -----------------
 2 Corporate Financial Review              17 Consolidated Financial Statements
  24 Statistical Information                  26 Quarterly Report on Form 10-Q
                            27 Corporate Information

CORPORATE FINANCIAL REVIEW

The merger between PNC Bank Corp. and Midlantic Corporation ("Midlantic") was completed on December 31, 1995 and accounted for as a pooling of interests. Accordingly, all financial information has been restated as if the companies were combined for all periods presented.

The Corporate Financial Review should be read in conjunction with the unaudited Consolidated Financial Statements of PNC Bank Corp. and subsidiaries ("Corporation") included herein and the Corporate Financial Review and audited Consolidated Financial Statements included in the Corporation's 1995 Annual Report.

OVERVIEW

Net income for the first quarter of 1996 increased 32% to $238.3 million, or $.69 per fully diluted share, compared with $179.5 million, or $.52 per fully diluted share, for the first quarter of 1995. Returns on average assets and average common shareholders' equity were 1.34% and 16.65%, respectively, in the first quarter of 1996 compared with .97% and 12.81% a year ago. Net interest income increased as a result of the 1995 balance sheet realignment and higher loan volumes. Fee-based revenue increased primarily due to asset management and trust activities and operating expenses increased only modestly.

MERGERS AND ACQUISITIONS

Effective December 31, 1995, the Corporation acquired Midlantic, a bank holding company with assets and deposits of $13.6 billion and $11.0 billion, respectively. The transaction was accounted for as a pooling of interests.

On October 6, 1995, the Corporation acquired Chemical Bank's ("Chemical") franchise in southern and central New Jersey with total assets of $3.2 billion and retail core deposits of $2.7 billion. No nonperforming assets were acquired. The Corporation paid $492 million in cash and the transaction was accounted for under the purchase method.

On February 28, 1995, the Corporation acquired BlackRock Financial Management, L.P. ("BlackRock"), a New York-based, fixed-income investment management firm with approximately $25 billion in assets under management at closing. The Corporation paid $71 million in cash and issued $169 million of unsecured notes and accounted for the transaction under the purchase method.


INCOME STATEMENT REVIEW

INCOME STATEMENT HIGHLIGHTS
Three months ended March 31                                       Change
                                                              ----------------
Dollars in millions                        1996      1995     Amount   Percent
- ------------------------------------------------------------------------------
 Net interest income
   (taxable-equivalent basis)              $616      $551       $65      11.8%
 Provision for credit losses                            1        (1)       NM
 Noninterest income                         322       286        36      12.6
 Noninterest expense                        566       553        13       2.4
 Net income                                 238       180        58      32.2
=============================================================================

NM - not meaningful

NET INTEREST INCOME Taxable-equivalent net interest income was $616.1 million in the first quarter of 1996 compared with $551.1 million a year earlier. As a percent of total revenue, net interest income was 65.7% and 65.9% in the first quarter of 1996 and 1995, respectively. The net interest margin widened 57 basis points to 3.73% in the first quarter of 1996 compared with 3.16% in the first quarter of 1995. The net interest income and margin increases reflect the benefits of significantly lower securities and wholesale funding levels and the reduced impact of associated financial derivatives. These changes, combined with a $4.9 billion increase in average loans, benefited the margin as higher-yielding loans replaced lower-yielding securities and rates paid on interest-bearing liabilities declined.


NET INTEREST INCOME
Three months ended March 31
Taxable-equivalent basis                                           Change
                                                             -----------------
 Dollars in millions                       1996      1995    Amount   Percent
- ------------------------------------------------------------------------------
 Interest income/expense before
  financial derivatives
    Interest income                      $1,236   $1,279       $(43)     (3.4)%
    Loan fees                                25       19          6      31.6
    Taxable-equivalent adjustment             9       12         (3)    (25.0)
                                         --------------------------
    Total interest income                 1,270    1,310        (40)     (3.1)
    Interest expense                        647      717        (70)     (9.8)
                                         --------------------------
      Net interest income before
        financial derivatives               623      593         30       5.1
 Effect of financial derivatives on
    Interest income                          (6)     (37)        31      83.8
    Interest expense                          1        5         (4)    (80.0)
                                         --------------------------
      Total effect of financial
        derivatives                          (7)     (42)        35      83.3
                                         --------------------------
      Net interest income                  $616     $551        $65      11.8
=============================================================================


PNC BANK CORP.  2

NET INTEREST MARGIN
                                                                          Basis
Three months ended March 31                                               Point
Taxable-equivalent basis                  1996           1995            Change
- ---------------------------------------------------------------------------------
Rates earned/paid before financial
   derivatives
   Book-basis yield on earning assets     7.51%          7.34%            17 bp
   Effect of loan fees                     .15            .11              4
   Taxable-equivalent adjustment           .06            .07             (1)
                                         --------------------------------------
     Taxable-equivalent yield on
       earning assets                     7.72           7.52             20
   Rate on interest-bearing liabilities   4.74           4.86            (12)
                                         --------------------------------------
     Interest rate spread                 2.98           2.66             32
   Noninterest-bearing sources             .79            .74              5
                                         --------------------------------------
     Net interest margin before
       financial derivatives              3.77           3.40             37
Effect of financial derivatives on
   Interest income                        (.03)          (.21)            18
   Interest expense                        .01            .03             (2)
                                         --------------------------------------
   Total effect of financial
     derivatives                          (.04)          (.24)            20
                                         --------------------------------------
     Net interest margin                  3.73%          3.16%            57 bp
=================================================================================

PROVISION FOR CREDIT LOSSES The Corporation did not record a provision for credit losses in the first quarter of 1996. The provision for credit losses was $1.5 million in the first quarter of 1995. Favorable economic conditions, combined with management's ongoing attention to asset quality, resulted in a stable level of nonperforming assets and net charge-offs. Based on the loan portfolio's current risk profile, management does not expect to record a provision for credit losses during the remainder of 1996. Should the risk profile of the loan portfolio or the economy deteriorate, asset quality may be adversely impacted and a provision for credit losses may be required.

NONINTEREST INCOME Noninterest income totaled $322 million in the first quarter of 1996 and increased 12.6% compared with the prior-year period. Noninterest income represented 34.3% of total revenue in the first quarter of 1996 and 34.1% a year ago.

NONINTEREST INCOME
Three months ended March 31                                             Change
                                                               ---------------------
Dollars in millions                        1996      1995       Amount       Percent
- ------------------------------------------------------------------------------------
Asset management and trust
   Asset management services               $26       $12          $14          NM
   Trust                                    51        46            5          10.9%
   Mutual fund services                     44        32           12          37.5
                                          ---------------------------
     Total asset management and trust      121        90           31          34.4
Service fees
   Deposit                                  65        59            6          10.2
   Brokerage                                14         9            5          55.6
   Consumer                                 13        12            1           8.3
   Corporate finance                        13        13
   Credit card and merchant services         9        15           (6)        (40.0)
   Insurance                                 7         6            1          16.7
   Other                                     9         8            1          12.5
                                          ---------------------------
     Total service fees                    130       122            8           6.6
Mortgage banking
   Servicing                                29        31           (2)         (6.5)
   Sale of servicing                                  12          (12)         NM
   Marketing                                 7         2            5          NM
                                          ----------------------------
     Total mortgage banking                 36        45           (9)        (20.0)
Net securities gains                         3         1            2          NM
Other                                       32        28            4          14.3
                                          ---------------------------
   Total                                  $322      $286          $36          12.6
===================================================================================

NM - not meaningful

Asset management and trust revenue increased 34.4% to $121 million during the first quarter of 1996. The increase was attributable to the BlackRock acquisition, new business and an increase in the value of assets under management. At March 31, 1996, assets under administration totaled $304 billion, of which $103 billion were discretionary. The comparable amounts at March 31, 1995 were $224 billion and $85 billion, respectively. At March 31, 1996, the discretionary asset composition was 45% fixed income, 31% money market, 23% equity and 1% other assets.


Service fees increased 6.6% in the comparison to $130 million. Growth in deposit related fees, which increased 10.2%, was primarily attributable to acquisitions and fees charged in-lieu-of compensating balances on corporate accounts. Brokerage fees increased $5 million, or 55.6%, due to growth in commission-based transactions. The decline in credit card and merchant services fees reflects the impact of agreements with third parties to provide certain support services for the Corporation's credit card business.


                                                           PNC BANK CORP.  3

During the first quarter of 1996, mortgage banking revenue was positively impacted by higher mortgage origination volumes, but decreased $9 million to $36 million primarily due to lower gains from servicing sales. Other noninterest income increased $4 million primarily due to higher venture capital income.

NONINTEREST EXPENSE
Three months ended March 31                                              Change
                                                                   --------------------
Dollars in millions                       1996         1995         Amount      Percent
- ---------------------------------------------------------------------------------------
Compensation                              $228         $209           $19        9.1%
Employee benefits                           51           55            (4)      (7.3)
                                          -------------------------------
   Total staff expense                     279          264            15        5.7
Net occupancy                               51           46             5       10.9
Equipment                                   43           41             2        4.9
Intangible asset and MSR amortization       23           23
Taxes other than income                     15           13             2       15.4
Federal deposit insurance                    3           24           (21)     (87.5)
Other                                      152          142            10        7.0
                                          -------------------------------
   Total                                  $566         $553           $13        2.4
====================================================================================

Noninterest expense increased 2.4% in the first quarter of 1996 compared with a year ago. The modest increase reflects lower deposit insurance premiums, successful acquisition integration, and continued emphasis on developing alternative lower-cost delivery systems and rationalizing the traditional branch delivery system. Conversion of Midlantic's products and systems are expected to occur in the second and third quarters of 1996. Although the extent and timing of cost savings are dependent on several factors, many of which are outside of management's control, the Corporation continues to believe it will exceed its original estimate of cost savings from the consolidation or elimination of overlapping facilities and operations.

Excluding acquisitions and the benefit of lower deposit insurance premiums, noninterest expense was flat in the comparison. The efficiency ratio improved to 60.3% in the first quarter of 1996 compared with 66.1% in the first quarter of 1995 reflecting effective cost control and higher revenue.

Staff expense increased 5.7% in the comparison primarily due to acquisitions, incentive-based increases in asset management and brokerage, and expansion of services in telebanking. Net occupancy increased $5 million primarily due to acquisitions and costs associated with severe weather conditions. Equipment expense increased $2 million due to depreciation of equipment primarily related to the telebanking center.

The decline in Federal deposit insurance reflects a reduction in the Bank Insurance Fund premium. Other noninterest expense increased 7.0%, or $10 million, primarily due to acquisitions and an increase in outsourcing of certain services.

AVERAGE BALANCE SHEET REVIEW


AVERAGE BALANCE SHEET HIGHLIGHTS
Three months ended                                                         Change
                                        March 31        March 31       -----------------
Dollars in millions                         1996            1995       Amount    Percent
- ----------------------------------------------------------------------------------------
Assets                                   $71,733         $74,841      $(3,108)     (4.2)%
Earning assets                            65,705          69,486       (3,781)     (5.4)
Loans, net of unearned income             48,625          43,710        4,915      11.2
Securities                                14,818          23,984       (9,166)    (38.2)
Deposits                                  45,553          43,667        1,886       4.3
Borrowed funds                             7,823          13,902       (6,079)    (43.7)
Notes and debentures                      11,068          10,109          959       9.5
Shareholders' equity                       5,764           5,710           54        .9
=======================================================================================

Average assets and average earning assets totaled $71.7 billion and $65.7 billion, respectively, for the three months ended March 31, 1996 compared with $74.8 billion and $69.5 billion, respectively, in the year-earlier period. The declines reflect the balance sheet repositioning, which significantly reduced the securities portfolio, partially offset by loan growth.

AVERAGE LOANS
Three months ended March 31                1996            1995        Change
Dollars in millions
- ------------------------------------------------------------------------------
 Consumer                              $13,370         $11,520           16.1%
 Residential mortgage                   11,619          10,060           15.5
 Commercial                             16,806          15,139           11.0
 Commercial real estate                  4,885           5,034           (3.0)
 Other                                   1,945           1,957            (.6)
                                       -----------------------
   Total, net of unearned income       $48,625         $43,710           11.2
=============================================================================

Average loans increased $4.9 billion, or 11.2%, to $48.6 billion for the quarter ended March 31, 1996. Excluding acquisitions, average loans increased 6.2% in the comparison. Average loans were 74.0% of average earning assets during the first quarter of 1996 compared with 62.9% a year ago. Average securities declined $9.2 billion, or 38.2%, compared with the year-earlier period. Average securities represented 22.6% of average earning assets compared with 34.5% for the first quarter of 1995.

Average deposits increased $1.9 billion to $45.6 billion in the first quarter of 1996, or 4.3%, compared with a year ago. The Chemical acquisition, which was completed in October 1995, added $2.7 billion of retail core deposits. The ratio of average deposits to average sources of funds increased to 63.5% compared with 58.3% a year ago. During the first quarter of 1996, the ratio of average wholesale funding to average sources of funds decreased to 28.4%, compared with 35.3% a year ago.


PNC BANK CORP.  4

BALANCE SHEET REVIEW

Total assets were $72.7 billion at March 31, 1996 and $73.4 billion at year-end 1995. The decline was primarily due to a reduced securities portfolio.

LOANS Loans outstanding were $48.8 billion at March 31, 1996, substantially unchanged compared with December 31, 1995. In addition, the composition of the portfolio was consistent in the comparison.

LOANS
                                                   March 31             December 31
In millions                                            1996                    1995
- -----------------------------------------------------------------------------------
Consumer
   Home equity                                       $4,510                  $4,541
   Automobile                                         4,114                   4,236
   Student                                            1,642                   1,512
   Credit card                                          975                   1,004
   Other                                              2,325                   2,246
                                                    -------------------------------
     Total consumer                                  13,566                  13,539
Residential mortgage                                 11,620                  11,689
Commercial
   Manufacturing                                      3,464                   3,363
   Retail/Wholesale                                   3,112                   3,148
   Service providers                                  2,387                   2,402
   Communications                                     1,157                   1,083
   Financial services                                 1,010                   1,082
   Real estate related                                1,338                   1,291
   Health care                                        1,044                   1,028
   Public utilities                                     331                     335
   Other                                              3,107                   3,080
                                                    -------------------------------
     Total commercial                                16,950                  16,812
Commercial real estate
   Commercial mortgage                                2,737                   2,775
   Medium-term financings                             1,163                   1,250
   Construction and development                         974                     889
                                                    -------------------------------
     Total commercial real estate                     4,874                   4,914
Lease financing and other                             2,170                   2,102
Unearned income                                        (380)                   (403)
                                                    -------------------------------
   Total, net of unearned income                    $48,800                 $48,653
===================================================================================

Unfunded commitments, net of participations and syndications increased $2.0 billion, or 5.9%, since year-end 1995. In addition, the Corporation had letters of credit outstanding totaling $4.4 billion and $4.5 billion at March 31, 1996 and December 31, 1995, respectively, primarily consisting of standby letters of credit.


NET UNFUNDED COMMITMENTS TO EXTEND CREDIT
                                                    March 31          December 31
In millions                                             1996                 1995
- ----------------------------------------------------------------------------------
Consumer                                              $8,200               $7,335
Residential mortgage                                     955                  554
Commercial                                            25,121               24,282
Commercial real estate                                   729                  751
Other                                                    814                  892
                                                     -----------------------------
   Total                                             $35,819              $33,814
==================================================================================

SECURITIES The securities portfolio declined $1.1 billion from year-end 1995 to $14.7 billion at March 31, 1996. The expected weighted average life of the securities portfolio was 3 years and 3 months at March 31, 1996 compared with 2 years and 8 months at year-end 1995. The following table sets forth the amortized cost and fair value of securities available for sale.

                                                  March 31, 1996           December 31, 1995
                                             --------------------------------------------------
                                             Amortized         Fair      Amortized         Fair
In millions                                      Cost         Value           Cost        Value
- -----------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury                               $2,000        $2,030         $3,211       $3,280
   U.S. Government agencies and
    corporations
     Mortgage-related                           7,278         7,095          7,510        7,453
     Other                                      1,450         1,436          1,030        1,034
   Asset-backed private placement               1,597         1,602          1,597        1,604
   State and municipal                            330           351            343          367
   Other debt
     Mortgage-related                           1,031         1,018          1,121        1,113
     Other                                        684           684            525          525
Corporate stocks and other                        471           461            455          457
Associated derivatives                                           15                           6
                                              --------------------------------------------------
     Total                                    $14,841       $14,692        $15,792      $15,839
================================================================================================

At March 31, 1996 and December 31, 1995, $6.1 billion notional value of interest rate swaps and caps were associated with securities available for sale. Securities classified as available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses resulting from such sales would be reflected in the results of operations and would include the fair value of associated financial derivatives.


                                                             PNC BANK CORP.  5

At March 31, 1996, the securities portfolio included collateralized mortgage obligations and mortgage-backed securities with a fair value of $5.9 billion and $2.2 billion, respectively. The characteristics of these securities include principal guarantees, primarily by U.S. Government agencies, and marketability. Expected lives of such securities can vary as interest rates change. In a declining interest rate environment, prepayments on the underlying mortgage securities may accelerate and, therefore, shorten the expected lives. Conversely, expected lives would lengthen in a rising interest rate environment. The Corporation monitors the impact of this risk through the use of an income simulation model as part of the asset/liability management process.

Other U.S. Government agencies securities and asset-backed private placements represent AAA-rated, variable-rate instruments. The interest rates on these instruments float with various indices and are limited by periodic and maximum caps. These securities have an initial specified term. At the end of the initial term the maturity may be extended or the security may be called at the option of the issuer.

Other mortgage-related debt securities consist primarily of private label collateralized mortgage obligations.

FUNDING SOURCES
                                               March 31                 December 31
In millions                                        1996                        1995
- ------------------------------------------------------------------------------------
Deposits
   Demand, savings and money market              $26,195                    $27,145
   Time                                           18,829                     18,661
   Foreign                                           597                      1,093
                                                 -----------------------------------
     Total deposits                               45,621                     46,899
Borrowed funds
   Federal funds purchased                         3,434                      3,817
   Repurchase agreements                           2,754                      2,851
   Commercial paper                                  447                        753
   Treasury, tax and loan                            504                        567
   Other                                             865                        677
                                                 -----------------------------------
     Total borrowed funds                          8,004                      8,665
Notes and debentures
   Bank notes                                      7,894                      6,256
   Federal Home Loan Bank                          1,904                      2,393
   Other                                           1,650                      1,749
                                                 -----------------------------------
     Total notes and debentures                   11,448                     10,398
                                                 -----------------------------------
       Total                                     $65,073                    $65,962
====================================================================================

The composition of the Corporation's funding sources will vary depending on management's evaluation of the most cost-effective funding alternatives.

Total deposits decreased $1.3 billion, or 2.7%, to $45.6 billion at March 31, 1996 compared with $46.9 billion at year-end 1995. Demand, savings and money market deposits declined $950 million primarily due to a seasonal decline in corporate accounts.

Brokered deposits are included in time deposits and totaled $2.0 billion at March 31, 1996 compared with $2.3 billion at December 31, 1995. Retail brokered deposits, which are issued or participated-out by brokers in denominations of $100,000 or less, represented 75.1% of total brokered deposits at March 31, 1996 compared with 77.8% at year-end 1995.

Total borrowed funds and notes and debentures increased $389 million from year-end 1995 primarily due to issuances of bank notes partially offset by reductions in Federal funds purchased, commercial paper and Federal Home Loan borrowings. During the first quarter of 1996, the Corporation added $2.6 billion of variable-rate bank notes with maturities of up to twelve months.

CAPITAL Acquisition capability, funding alternatives, new business activities, deposit insurance costs, and the level and nature of expanded regulatory oversight depend, in large part, on a financial institution's capital strength. The Corporation manages its capital position primarily through the issuance of debt and equity instruments, treasury stock activities, dividend policies and retained earnings.


RISK-BASED CAPITAL
                                                      March 31            December 31
Dollars in millions                                      1996                    1995
- --------------------------------------------------------------------------------------
Capital components
   Shareholders' equity                                $5,786                  $5,768
   Goodwill and other intangibles                      (1,006)                   (980)
   Net unrealized securities (gains) losses                98                     (26)
                                                      --------------------------------
     Tier I risk-based capital                          4,878                   4,762
   Subordinated debt                                    1,350                   1,370
   Eligible allowance for credit losses                   751                     750
                                                      --------------------------------
     Total risk-based capital                          $6,979                  $6,882
                                                      ================================
Assets
   Risk-weighted assets and off-balance-sheet
     instruments                                      $59,653                 $59,539
   Average tangible assets                             70,730                  74,756
                                                      ================================
Capital ratios
   Tier I risk-based capital                             8.18%                   8.00%
   Total risk-based capital                             11.70                   11.56
   Leverage                                              6.90                    6.37
======================================================================================

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for total risk-based and 3.00% for leverage. However, regulators may require higher capital levels when a bank's particular circumstances warrant. To be classified as well capitalized, regulators require capital ratios of at least 6.00% for Tier I, 10.00% for total risk-based and 5.00% for leverage. At March 31, 1996, the Corporation and each of its bank affiliates were classified as well capitalized.


PNC BANK CORP.  6

FINANCIAL DERIVATIVES

The Corporation uses a variety of off-balance-sheet financial derivatives as part of its overall interest rate risk management process and to manage risk associated with mortgage banking activities.

Financial derivatives involve, to varying degrees, interest rate and credit risk in excess of the amount recognized in the balance sheet, but less than the notional amount of the contract. For interest rate swaps, caps and floors, only periodic cash payments and, with respect to caps and floors, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional value.

Interest rate swaps are agreements to exchange fixed and floating interest rate payments calculated on a notional principal amount. The floating rate is based on a money market index, primarily short-term LIBOR indices. The notional values of receive-fixed index amortizing swaps amortize on predetermined dates and in predetermined amounts based on market movements of the designated index. Basis swaps are agreements under which both the receive and pay portions of the contract are based on a variable index.

Interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield.

During the first quarter of 1996, the Corporation added $4.2 billion and $1.0 billion notional value of receive-fixed interest rate swaps and interest rate floors, respectively. These contracts are predominantly associated with variable rate loans and are designed to reduce exposure to declining interest rates.

During the first quarter of 1996, the Corporation terminated $2.1 billion notional value of receive-fixed index amortizing interest rate swaps as part of its overall interest rate risk management process. The terminations resulted in a loss of $5.3 million which was deferred and is being amortized as an adjustment to net interest income over a remaining period of 10 months.

The following table sets forth the changes in financial derivatives during the first three months of 1996.

FINANCIAL DERIVATIVES ACTIVITY

                                                    January 1                                                           March 31
In millions                                              1996         Additions      Maturities        Terminations         1996
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        C>
Interest rate risk management
   Interest rate swaps
     Receive fixed                                     $2,785            $4,237           $(405)                          $6,617
     Receive-fixed index amortizing                     3,211                              (511)          $(2,117)           583
     Pay fixed                                          2,629                38            (605)             (550)         1,512
     Basis swaps                                          765                              (640)                             125
   Interest rate caps                                   5,510                               (10)                           5,500
   Interest rate floors                                                   1,000                                            1,000
                                                      ---------------------------------------------------------------------------
     Total interest rate risk management               14,900             5,275          (2,171)           (2,667)        15,337
Mortgage banking activities
   Forward contracts - commitments to purchase loans      431             1,187          (1,146)                             472
   Forward contracts - commitments to sell loans          751             1,762          (1,574)                             939
   Interest rate floors - MSR                             500               700                              (500)           700
   Receive-fixed interest rate swaps - MSR                125                                                (125)
                                                      ---------------------------------------------------------------------------
     Total mortgage banking activities                  1,807             3,649          (2,720)             (625)         2,111
                                                      ---------------------------------------------------------------------------
       Total                                          $16,707            $8,924         $(4,891)          $(3,292)       $17,448
=================================================================================================================================


                                                            PNC BANK CORP.  7

The following table sets forth the maturity distribution and weighted average interest rates of financial derivatives used for interest rate risk management. The expected maturity distribution is based on contractual terms except with respect to receive-fixed index amortizing swaps which is based on implied forward rates. Implied forward rates are derived from the fair value of the underlying financial instrument. Weighted average interest rates represent implied forward rates and contractual rates in effect at March 31, 1996 based on the average outstanding notional amount.


MATURITY DISTRIBUTION AND WEIGHTED AVERAGE
INTERST RATES OF FINANCIAL DERIVATIVES
                                                                                           Weighted Average Rates
                                                                         --------------------------------------------------------
                                                                              Expected Based on
                                          Notional Value                       Implied Forward                At March 31, 1996
                                     --------------------------------------------------------------------------------------------
                                                       Average
Dollars in millions                  Maturing      Outstanding               Paid        Received             Paid      Received
- ---------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps (1)
   Receive fixed
     1996                              $1,455           $6,014               5.53%           5.56%            5.36%         5.56%
     1997                                 355            5,102               6.08            5.51             5.37          5.51
     1998                               4,607              772               6.37            5.93             5.35          5.93
     1999 and beyond                      200              167               7.46            6.79             5.34          6.79
                                       -------
       Total                           $6,617
                                       ------------------------------------------------------------------------------------------
   Receive-fixed index amortizing
     1996                                $583             $487               5.51%           5.19%            5.32%         5.19%
                                       ------------------------------------------------------------------------------------------
   Pay fixed
     1996                                $660           $1,120               5.67%           5.49%            5.67%         5.41%
     1997                                 689              573               5.91            6.02             5.91          5.43
     1998                                  50              141               8.32            6.44             8.32          5.42
     1999 and beyond                      113               82               8.44            6.94             8.44          5.42
                                       -------
       Total                           $1,512
                                       ------------------------------------------------------------------------------------------
   Basis swaps
     1996                                $125               $9               5.56%           5.44%            5.48%         5.52%
                                       ------------------------------------------------------------------------------------------
Interest rate caps (2)
     1996                                               $5,500                 NM              NM               NM           NM
     1997                              $5,500            4,507                 NM              NM               NM           NM
                                       ------------------------------------------------------------------------------------------
Interest rate floors (3)
     1996                                               $1,000                 NM              NM               NM           NM
     1997                                                1,000                 NM              NM               NM           NM
     1998                              $1,000              148                 NM              NM               NM           NM
=================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 85% were based on 3-month LIBOR, 6% on one-month LIBOR and the remainder on other short-term indices.

(2) Interest rate caps with a notional value of $5.5 billion require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over 6.50%. At March 31, 1996, 3-month LIBOR was 5.50%.

(3) Interest rate floors with a notional value of $1 billion require the counterparty to pay the Corporation the excess, if any, of 4.80% over 3-month LIBOR. At March 31, 1996, 3-month LIBOR was 5.50%.

NM - not meaningful


PNC BANK CORP.  8

The following table sets forth the notional value, weighted average interest rates, and estimated fair value of financial derivatives by designated assets and liabilities. Weighted average interest rates represent implied forward rates based on the average outstanding notional amount.


FINANCIAL DERIVATIVES
March 31, 1996                                                                            Weighted Average Rates
                                                                        Notional          ----------------------         Estimated
Dollars in millions                                                        Value            Paid        Received        Fair Value
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to
         Loans                                                            $4,955           5.84%            5.41%             $(35)
         Short-term investments                                              200           6.00             7.23                 5
       Receive-fixed index amortizing designated to loans                    500           5.52             5.19                (2)
       Pay fixed designated to
         Securities                                                          599           4.68             5.74                 5
         Loans                                                               328           7.81             5.85               (19)
       Basis swaps designated to loans                                       100           5.58             5.50
     Interest rate caps designated to securities (2)                       5,500             NM               NM                12
     Interest rate floors designated to loans (3)                          1,000             NM               NM                 1
                                                                         -------                                              ----
         Total asset rate conversion                                      13,182                                               (33)
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to
         Notes and debentures                                                657           5.40             5.74               18
         Interest-bearing deposits                                           580           5.98             6.22               12
         Borrowed funds                                                      225           5.44             6.51               13
       Receive-fixed index amortizing designated to interest-bearing          83           5.48             5.14               (2)
        deposits
       Pay fixed designated to
         Borrowed funds                                                      525           5.54             5.29               (6)
         Notes and debentures                                                 50           5.63             5.72               (1)
         Interest-bearing deposits                                            10           4.75             5.40
       Basis swaps designated to notes and debentures                         25           5.40             5.00                1
                                                                         -------                                             ----
         Total liability rate conversion                                   2,155                                               35
                                                                         -------                                             ----
           Total interest rate risk management                            15,337                                                2
Mortgage banking activities
   Forward contracts - commitments to purchase loans                         472             NM                NM              (2)
   Forward contracts - commitments to sell loans                             939             NM                NM               9
   Interest rate floors - MSR                                                700             NM                NM               7
                                                                          ------                                             ----
     Total mortgage banking activities                                     2,111                                               14
                                                                         -------                                             ----
       Total financial derivatives                                       $17,448                                              $16
=================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 85% were based on 3-month LIBOR, 6% on one-month LIBOR and the remainder on other short-term indices.

(2) Interest rate caps with a notional value of $5.5 billion require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over 6.50%. At March 31, 1996, 3-month LIBOR was 5.50%.

(3) Interest rate floors with a notional value of $1 billion require the counterparty to pay the Corporation the excess, if any, of 4.80% over 3 month LIBOR. At March 31, 1996, 3-month LIBOR was 5.50%.

NM - not meaningful


                                                            PNC BANK CORP.  9

LINE OF BUSINESS RESULTS

The management accounting process uses various methods of balance sheet and income statement allocations, transfers and assignments to evaluate the performance of various business units. Unlike financial accounting, there is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. The following information is based on management accounting practices which conform to and support the management structure of the Corporation and is not necessarily comparable with similar information for any other financial services institution. Designations, assignments and allocations may change from time to time as the management accounting system is enhanced and business or product lines change.

For management reporting purposes, the Corporation has designated five lines of business: Consumer Banking, Corporate Banking, Mortgage Banking, Real Estate Banking, and Asset Management. The financial results presented in this section reflect each line of business as if it operated on a stand-alone basis. Securities or borrowings, and related interest rate spread, have been assigned to each line of business based on its net asset or liability position. Consumer Banking was a net generator of funds and, accordingly, was assigned securities, while the other lines of business received an assignment of borrowings as net asset generators.

Asset/liability management activities reflect the residual of the assignment of wholesale assets and liabilities to the lines of business. These activities also include securities transactions and the impact of financial derivatives used for interest rate risk management.

Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies that provide similar products and services. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned may vary from consolidated shareholders' equity.

Total earnings contributed by the lines of business increased $37 million, or 18%, to $243 million in the first quarter of 1996 compared with $206 million in the prior-year period. The increase was primarily due to higher fee-based revenue and higher net interest income associated with loan and deposit growth. Line of business earnings differed from reported consolidated net income in both years due to asset/liability management activities, differences between specific reserve allocations to the lines of business and the consolidated provision for credit losses and certain unallocated revenues and expenses.


LINE OF BUSINESS HIGHLIGHTS
                                           Average                                                                    Return on
Three months ended March 31             Balance Sheet                 Revenue(1)                Earnings           Assigned Capital
                                  -------------------------------------------------------------------------------------------------
Dollars in millions                  1996          1995          1996          1995          1996         1995      1996       1995
- -----------------------------------------------------------------------------------------------------------------------------------
Consumer Banking
   Community Banking              $36,453       $34,047          $468          $418          $111          $93        23%        22%
   Private Banking                  2,609         2,201            83            70            16           12        26         22
                                  ----------------------------------------------------------------------------
     Total Consumer Banking        39,062        36,248           551           488           127          105        23         22
Corporate Banking
   Middle Market                   12,595        12,042           156           160            51           45        13         13
   Large Corporate                  4,248         3,734            35            34            12           11        10         10
   Equity Management                  207           186            11             4             6            2        43         16
                                  ----------------------------------------------------------------------------
     Total Corporate Banking       17,050        15,962           202           198            69           58        14         12

Mortgage Banking                   13,394        11,799            95            95            18           16        11         12
Real Estate Banking                 4,098         3,801            40            50            17           19        11         13
Asset Management                      429           198            59            38            12            8        41         47
                                  ----------------------------------------------------------------------------
   Total lines of business         74,033        68,008           947           869           243          206        17         16
Asset/liability management         (3,350)        6,461           (16)          (32)          (13)         (25)
   activities
Unallocated provision                                                                          22           19
Other unallocated items             1,050           372             7                         (14)         (21)
                                  ----------------------------------------------------------------------------
   Total                          $71,733       $74,841          $938          $837          $238         $179        17         13
===================================================================================================================================

(1) Revenue is fully-taxable equivalent net interest income and fee-based income

PNC BANK CORP.  10

CONSUMER BANKING Consumer Banking provides lending, deposit, personal trust, brokerage, investment, payment system access and other financial services to individuals and small businesses. Services are provided through a network of community banking offices, alternative delivery systems such as the National Financial Services Center and ATMs and regional banking centers offering a wide array of products at each location. Consumer Banking includes: Community Banking-- small business customers having annual sales of up to $5 million and all other consumers who use traditional branch and direct banking services, and Private Banking--affluent consumers and charitable organizations with specialized banking requirements.

In January 1996, an agreement was entered into with the American Automobile Association (AAA) to offer financial products and services to the organizations's 34 million members. The agreement provides for an initial term of ten years, with two five-year renewal options. A full range of consumer products and services will be offered including credit card, automobile, student, home equity and residential mortgage loans, as well as deposit accounts and money market mutual funds. Beginning in the second half of 1996, these products and services will be marketed in conjunction with AAA and will be delivered through the Corporation's direct banking channels.

In addition, in March 1996, the Corporation acquired $500 million of deposits located in New Jersey for a cash premium of $37 million.

The earnings contribution from Consumer Banking increased modestly to 52% of total line of business earnings in the first quarter of 1996 compared with 51% in the prior-year period. Community Banking earnings increased 19% in the first quarter of 1996 as a result of higher net interest income associated with loan and deposit growth primarily from the Chemical acquisition. This revenue growth more than offset an increase in the allocated provision for credit losses resulting primarily from credit card activities. Expenses increased less than 3% despite the impact of acquisitions and continued investment in direct banking. Earnings from Private Banking increased 33% in first quarter of 1996 as new trust business and higher brokerage revenue more than offset expense growth from sales and marketing activities.

CORPORATE BANKING Corporate Banking provides traditional and asset-based financing, liquidity and treasury management, corporate and employee benefit trust, capital markets, direct investment, leasing and other financial services to businesses and governmental entities. It serves customers within the Corporation's primary markets, as well as from a network of offices located in major U.S. cities. Corporate Banking includes: Middle Market -- customers with annual sales of $5 million to $250 million and those in certain specialized industries such as communications, health care, natural resources, metals, public finance, financial institutions and automobile dealer finance; Large Corporate -- customers having annual sales of more than $250 million; and Equity Management -- private equity investments.

Corporate Banking contributed 28% of line of business earnings in both periods. Middle Market and Large Corporate earnings increased 13% and 9%, respectively, in the comparison due to a decline in the allocated provision for credit losses, reflecting improved credit quality of the loan portfolio, and an increase in loan outstandings. The contribution from Equity Management increased in first quarter of 1996 as a result of higher venture capital income.

MORTGAGE BANKING Mortgage Banking activities include acquisition, origination, securitization and servicing of residential mortgages, as well as retention of selected loans in the portfolio.

Mortgage Banking contributed 8% of line of business earnings in both periods. Earnings increased 13% in the first quarter of 1996 due to the impact of increased originations and portfolio loans which more than offset lower gains from sales of servicing.


                                                            PNC BANK CORP.  11

MORTGAGE SERVICING PORTFOLIO
In millions                                     1996                     1995
- -----------------------------------------------------------------------------
January 1                                    $37,299                  $40,389
   Originations                                1,378                      934
   Acquisitions                                3,516                       92
   Repayments                                 (1,638)                    (829)
   Sales                                         (25)                  (1,128)
                                             --------------------------------
     March 31                                $40,530                  $39,458
=============================================================================

During the first quarter of 1996, the Corporation funded $1.4 billion of residential mortgages of which 54% represented new financing. The comparable amounts were $934 million and 89%, respectively, in the first quarter of 1995.

At March 31, 1996, the Corporation's mortgage servicing portfolio totaled $40.5 billion, had a weighted-average coupon rate of 7.97% and an estimated fair value of $463 million. The servicing portfolio included $28.1 billion serviced for others with a MSR carrying value of $316 million and fair value of $367 million. If interest rates decline and the rate of prepayment increases, the underlying servicing fee income stream and related MSR fair value would be reduced. The Corporation seeks to manage this risk by using certain off-balance-sheet financial derivatives and on-balance-sheet instruments whose values move in the opposite direction of MSR value changes. During the first quarter of 1996, hedging costs of $5 million, recorded in other noninterest income, from instruments used to hedge the economic value of MSR were offset by lower MSR impairment.

REAL ESTATE BANKING Real Estate Banking provides lending, deposit, treasury management, syndication, commercial mortgage-backed securitizations and other noncredit services to small, middle market and large customers. Real Estate Banking services are provided to customers seeking short- and intermediate-term credit for construction, acquisition and holding of commercial or residential real estate projects.

Real Estate Banking contributed 7% of line of business earnings in the first quarter of 1996 compared with 9% in the first quarter of 1995. Earnings declined in the comparison due to lower loan volume and nonrecurring gains in the first quarter of 1995 on Midlantic's sale of assets held for accelerated disposition.

ASSET MANAGEMENT Asset Management provides trust and mutual fund investment management, strategy, research and asset servicing on behalf of Consumer Banking and Corporate Banking customers and directly for institutional and family wealth customers. It serves customers through one unified money management organization.

Asset Management contributed 5% of line of business earnings in the first quarter of 1996 compared with 4% a year ago. Earnings increased 50% due to the impact of BlackRock, new business and an increase in the value of administered assets.

Revenues and earnings from asset management and mutual fund servicing are included in Asset Management. Revenue and earnings from marketing asset management products and trust services are included in the Corporate Banking and Consumer Banking lines of business. The following table sets forth line of business revenue and earnings related to these activities.

                                                   Revenue
                                  ----------------------------------------
Three months ended March 31         Fees and
Dollars in millions               Commissions          Other         Total          Earnings
- --------------------------------------------------------------------------------------------
1996
Asset Management                        $61            $(2)           $59               $12
Consumer Banking                         46              2             48                10
Corporate Banking                        14              2             16                 2
                                       ----------------------------------------------------
   Total                               $121             $2           $123               $24
===========================================================================================

1995
Asset Management                        $37            $ 1            $38                $8
Consumer Banking                         40              3             43                 8
Corporate Banking                        13              2             15                 2
                                       ----------------------------------------------------
   Total                                $90             $6            $96               $18
===========================================================================================


PNC BANK CORP.  12

During the first quarter of 1996, assets under administration increased by $80 billion to $304 billion compared with a year ago. Discretionary assets under management totaled $103 billion at March 31, 1996 compared with $85 billion a year ago. At March 31, 1996, the composition of discretionary assets under administration was 45% fixed income, 31% money market, 23% equity and 1% other assets.

ASSETS UNDER ADMINISTRATION
March 31
In billions                    Discretionary       Non-Discretionary           Total
- ------------------------------------------------------------------------------------
1996
Mutual funds                             $46                    $144            $190
Personal and charitable                   32                      16              48
Institutional                             25                      41              66
                                        --------------------------------------------
   Total                                $103                    $201            $304
====================================================================================

1995
Mutual funds                             $38                     $90            $128
Personal and charitable                   26                      12              38
Institutional                             21                      37              58
                                         -------------------------------------------
   Total                                 $85                    $139            $224
====================================================================================

RISK MANAGEMENT

The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity and interest rate risk. To manage these risks, the Corporation has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK MANAGEMENT Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through diversification, utilizing exposure limits to any single industry or customer, requiring collateral and selling participations to third parties.

NONPERFORMING ASSETS At March 31, 1996, nonperforming assets were $540 million compared with $536 million at year-end. The following tables set forth nonperforming assets by category at March 31, 1996 and December 31, 1995 and the changes in nonperforming assets during the first three months of 1996 and 1995.

NONPERFORMING ASSETS
                                             March 31              December 31
Dollars in millions                              1996                     1995
- ------------------------------------------------------------------------------
Nonaccrual loans
   Commercial                                    $141                     $118
   Commercial real estate
     Commercial mortgage                          116                      108
     Real estate project                           40                       45
   Consumer                                         7                       10
   Residential mortgage                            51                       54
                                                 -----------------------------
     Total nonaccrual loans                       355                      335
Restructured loans                                 17                       23
                                                 -----------------------------
     Total nonperforming loans                    372                      358
Foreclosed assets
   Commercial real estate                          98                      105
   Residential mortgage                            26                       24
   Other                                           44                       49
                                                 -----------------------------
     Total foreclosed assets                      168                      178
                                                 -----------------------------
     Total nonperforming assets                  $540                     $536
                                                 =============================
Nonperforming loans to loans                      .76%                     .74%
Nonperforming assets to loans and
   foreclosed assets                             1.10                     1.10
Nonperforming assets to assets                    .74                      .73
==============================================================================

CHANGE IN NONPERFORMING ASSETS
In millions                                     1996                     1995
- -----------------------------------------------------------------------------
January 1                                       $536                     $757
Transferred from accrual                         111                      117
Acquisitions                                                                1
Returned to performing                           (10)                     (37)
Principal reductions                             (59)                     (90)
Sales                                            (22)                     (17)
Charge-offs and valuation adjustments            (16)                     (29)
                                                -----------------------------
   March 31                                     $540                     $702
=============================================================================


                                                            PNC BANK CORP.  13

At March 31, 1996, $92 million of nonperforming loans were current as to principal and interest compared with $89 million at December 31, 1995. Office, retail and land projects accounted for 69.0% of total nonperforming real estate project assets at March 31, 1996. The Corporation's primary markets accounted for 61.0% of total nonperforming real estate project assets. The southeast region of the United States and metropolitan Washington D.C. area accounted for 18.4% and 6.4%, respectively.

ACCRUING LOANS CONTRACTUALLY
   PAST DUE 90 DAYS OR MORE
                                           Amount                   Percent of Loans
                               ---------------------------------------------------------
                               March 31      December 31       March 31      December 31
Dollars in millions                1996             1995           1996             1995
- ----------------------------------------------------------------------------------------
Consumer
   Guaranteed student loans       $39               $44           2.38%           2.90%
   Other                           53                51            .46             .44
                                 ----------------------
     Total consumer                92                95            .70             .72
Residential mortgage               61                63            .52             .54
Commercial                         40                22            .24             .13
Commercial real estate             16                45            .33             .92
                                 ----------------------
   Total                         $209              $225            .43             .46
======================================================================================

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation allocates reserves to specific problem loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and non-watchlist loans for various credit risk factors.

The allowance for credit losses totaled $1.2 billion at March 31, 1996 compared with $1.3 billion at December 31, 1995. The allowance as a percent of period-end loans and nonperforming loans was 2.51% and 328.9%, respectively, at March 31, 1996. The comparable year-end 1995 amounts were 2.59% and 351.7%, respectively.

CHARGE-OFFS AND RECOVERIES
                                                                   Net       Percent of
Three months ended March 31    Charge-                         Charge-          Average
Dollars in millions              offs        Recoveries           offs            Loans
- ---------------------------------------------------------------------------------------
1996
Consumer                          $39                $9              $30           .90%
Residential mortgage                2                 1                1           .03
Commercial                         10                 9                1           .02
Commercial real estate              4                 2                2           .16
                                  --------------------------------------
   Total                          $55               $21              $34           .28
======================================================================================

1995
Consumer                          $23               $10              $13           .46%
Residential mortgage                3                                  3           .12
Commercial                         30                13               17           .46
Commercial real estate              6                 3                3           .24
                                  --------------------------------------
   Total                          $62               $26              $36           .33
======================================================================================

Consumer net charge-offs increased $17 million in the comparison primarily due to an increase in credit card charge-offs and the Midlantic and Chemical acquisitions.


PNC BANK CORP. 14

LIQUIDITY Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and invest in other strategic initiatives. Liquidity risk represents the likelihood the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors and debtholders. Liquidity is managed through the coordination of the relative maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or securitization of assets such as automobile and credit card loans.

During the first quarter of 1996, cash and due from banks decreased $428 million to $3.3 billion compared with an increase of $78 million during the year-earlier period. Net cash provided by operating activities decreased $570 million in the comparison, primarily due to increases in loans held for sale associated with the Corporation's mortgage banking activities and trading account securities. Cash provided by investing activities declined to $1.3 billion compared with $2.2 billion provided a year ago reflecting higher cash receipts from securities sales in the previous period. Net cash used by financing activities totaled $1.5 billion in the first quarter of 1996 compared with $2.5 billion used a year earlier reflecting a lower level of wholesale liability activity.

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At March 31, 1996, such assets totaled $20.5 billion of which $7.5 billion was pledged as collateral. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank system. At March 31, 1996, approximately $5.7 billion of residential mortgages were available as collateral for borrowings from the Federal Home Loan Bank system.

The principal source of the parent company's revenues and cash flow is dividends from its subsidiary banks. PNC Bancorp, Inc. is a wholly owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of the bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for payment of dividends to PNC Bancorp, Inc. and in turn the parent company by all bank subsidiaries was $319 million at March 31, 1996. Dividends may also be impacted by capital needs, regulatory requirements and policies, and other factors.

Liquidity for the parent company and its affiliates is also generated through the issuance of securities in public or private markets and lines of credit. Under effective shelf registration statements at March 31, 1996, the Corporation had available $140 million of debt, $300 million of preferred stock and $350 million of securities that may be issued as either debt or preferred stock. In addition, the Corporation had a $500 million unused committed line of credit. Funds obtained from any of these sources can be used for both bank and nonbank activities.

Management believes the Corporation has sufficient liquidity to meet its current obligations to customers, debtholders and others. The impact of replacing maturing liabilities is reflected in the income simulation model used in the Corporation's overall asset/liability management process.



                                                            PNC BANK CORP.  15

INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's normal business activities of extending loans and taking deposits. Many factors, including economic and financial conditions, general movements in market interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Financial derivatives, primarily interest rate swaps, caps and floors, are used to alter the interest rate characteristics of assets and liabilities. For example, receive-fixed interest rate swaps effectively convert variable-rate assets to fixed-rate assets.

In managing interest rate risk, the Corporation seeks to minimize the reliance on a particular interest rate scenario as a source of earnings. Accordingly, wholesale activities including securities, funding, financial derivatives and capital markets activities are used in managing core business exposures within specified guidelines. Interest rate risk is centrally managed by asset and liability (A&L) management.

An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions employed in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and management's financial and capital plans. These assumptions are inherently uncertain and, as a result, the model can not precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.

The Corporation's guidelines provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve month period. At March 31, 1996, based on the results of the simulation model, the Corporation was within these guidelines. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The Corporation also employs interest sensitivity (gap) analyses to assess interest rate risk. A gap analysis represents a point-in-time net position of assets, liabilities and off-balance-sheet instruments subject to repricing in specified time periods. Gap analysis alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates over time do not impact all categories of assets, liabilities and off-balance-sheet instruments equally or simultaneously. The Corporation's limit for the cumulative one-year gap position is 10%. A cumulative asset-sensitive gap position indicates assets are expected to reprice more quickly than liabilities. Alternatively, a cumulative liability-sensitive gap position indicates liabilities are expected to reprice more quickly than assets. At March 31, 1996, the cumulative one-year gap position was neutral.


PNC BANK CORP.  16

CONSOLIDATED BALANCE SHEET


                                                                   March 31                  December 31
Dollars in millions, except share data                                 1996                         1995
- ---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $3,251                       $3,679
Short-term investments                                                1,170                        1,611
Loans held for sale                                                   1,369                          659
Securities available for sale                                        14,692                       15,839
Loans, net of unearned income of $380 and $403                       48,800                       48,653
   Allowance for credit losses                                       (1,225)                      (1,259)
                                                                    -------------------------------------
   Net loans                                                         47,575                       47,394
Goodwill and other intangibles                                        1,019                          997
Mortgage servicing rights                                               316                          268
Other                                                                 3,276                        2,957
                                                                    -------------------------------------
   Total assets                                                     $72,668                      $73,404
                                                                    =====================================

LIABILITIES
Deposits
   Noninterest-bearing                                               $9,899                      $10,707
   Interest-bearing                                                  35,722                       36,192
                                                                    -------------------------------------
     Total deposits                                                  45,621                       46,899
Borrowed funds
   Federal funds purchased                                            3,434                        3,817
   Repurchase agreements                                              2,754                        2,851
   Commercial paper                                                     447                          753
   Other                                                              1,369                        1,244
                                                                    -------------------------------------
     Total borrowed funds                                             8,004                        8,665
Notes and debentures                                                 11,448                       10,398
Other                                                                 1,809                        1,674
                                                                    -------------------------------------
   Total liabilities                                                 66,882                       67,636

SHAREHOLDERS' EQUITY
Preferred stock - $1 par value
   Authorized: 17,503,967 and 17,529,342 shares
   Issued and outstanding: 823,409 and 848,784 shares
   Aggregate liquidation value: $16,906 and $17,428                       1                            1
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 341,858,521 and 340,863,348 shares                         1,709                        1,704
Capital surplus                                                         563                          545
Retained earnings                                                     3,689                        3,571
Deferred benefit expense                                                (77)                         (79)
Net unrealized securities gains (losses)                                (98)                          26
Common stock held in treasury at cost: 15,291 shares                     (1)
                                                                    -------------------------------------
   Total shareholders' equity                                         5,786                        5,768
                                                                    -------------------------------------
   Total liabilities and shareholders' equity                       $72,668                      $73,404
=========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                            PNC BANK CORP.  17

CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31
In thousands, except per share data                                              1996                     1995
- ---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                      $980,836                 $887,421
Securities                                                                    237,442                  345,404
Other                                                                          37,060                   28,452
                                                                            -----------------------------------
  Total interest income                                                     1,255,338                1,261,277

INTEREST EXPENSE
Deposits                                                                      370,983                  357,721
Borrowed funds                                                                112,457                  211,129
Notes and debentures                                                          165,041                  153,147
                                                                            -----------------------------------
  Total interest expense                                                      648,481                  721,997
                                                                            -----------------------------------
  Net interest income                                                         606,857                  539,280
Provision for credit losses                                                                              1,500
                                                                            -----------------------------------
  Net interest income less provision for credit losses                        606,857                  537,780

NONINTEREST INCOME
Service fees                                                                  130,269                  121,472
Asset management and trust                                                    120,877                   90,368
Mortgage banking                                                               35,982                   44,723
Net securities gains                                                            2,943                    1,254
Other                                                                          31,491                   27,740
                                                                            -----------------------------------
  Total noninterest income                                                    321,562                  285,557

NONINTEREST EXPENSE
Staff expense                                                                 278,657                  263,401
Net occupancy and equipment                                                    93,283                   86,734
Intangible asset and MSR amortization                                          23,664                   23,335
Federal deposit insurance                                                       3,190                   24,320
Other                                                                         166,852                  155,561
                                                                            -----------------------------------
  Total noninterest expense                                                   565,646                  553,351
                                                                            -----------------------------------
  Income before income taxes                                                  362,773                  269,986
Applicable income taxes                                                       124,453                   90,439
                                                                            -----------------------------------
  Net income                                                                 $238,320                 $179,547
                                                                            ===================================

EARNINGS PER COMMON SHARE
Primary                                                                          $.69                     $.52
Fully diluted                                                                     .69                      .52

CASH DIVIDENDS DECLARED PER COMMON SHARE                                          .35                      .35

AVERAGE COMMON SHARES OUTSTANDING
Primary                                                                       342,872                  341,740
Fully diluted                                                                 347,367                  347,008
===============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

PNC BANK CORP.  18

CONSOLIDATED STATEMENT OF CASH FLOWS


Three months ended March 31
In millions                                                                                           1996               1995
- ------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $238               $180
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                                              1
   Depreciation, amortization and accretion                                                             61                 63
   Deferred income taxes                                                                                37                 47
   Net securities gains                                                                                 (3)                (1)
   Net gain on sales of assets                                                                         (14)               (14)
Changes in
   Loans held for sale                                                                                (316)                62
   Other                                                                                              (235)
                                                                                                    --------------------------
     Net cash provided (used) by operating activities                                                 (232)               338

INVESTING ACTIVITIES
Net change in loans                                                                                   (334)              (243)
Repayment
   Securities available for sale                                                                     1,081                263
   Investment securities                                                                                                  435
Sales
   Securities available for sale                                                                     1,496                614
   Loans                                                                                                 7                102
   Foreclosed assets                                                                                    24                 17
Purchases
   Securities available for sale                                                                    (1,601)              (878)
   Investment securities                                                                                                 (126)
   Loans                                                                                              (286)               (30)
Net cash received in acquisitions                                                                      460                 44
Other                                                                                                  438              2,017
                                                                                                    --------------------------
     Net cash provided by investing activities                                                       1,285              2,215

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                       (817)              (695)
   Interest-bearing deposits                                                                          (952)            (1,850)
   Federal funds purchased                                                                            (382)               767
Sale/issuance
   Repurchase agreements                                                                            17,601             28,250
   Commercial paper                                                                                    523              1,179
   Other borrowed funds                                                                             20,203             26,620
   Notes and debentures                                                                              4,082              1,354
   Common stock                                                                                         20                  9
Redemption/maturity
   Repurchase agreements                                                                           (17,699)           (24,571)
   Commercial paper                                                                                   (829)            (1,580)
   Other borrowed funds                                                                            (20,079)           (28,078)
   Notes and debentures                                                                             (3,027)            (3,682)
Acquisition of treasury stock                                                                           (5)              (104)
Cash dividends paid to shareholders                                                                   (120)               (94)
                                                                                                    --------------------------
     Net cash used by financing activities                                                          (1,481)            (2,475)
                                                                                                    --------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                        (428)                78
     Cash and due from banks at beginning of year                                                    3,679              3,412
                                                                                                    --------------------------
     Cash and due from banks at end of period                                                       $3,251             $3,490
==============================================================================================================================

CASH ITEMS
   Interest paid                                                                                      $690               $784
   Income taxes refunded                                                                                81                 55
NONCASH ITEMS
   Transfers from loans to foreclosed assets                                                            12                 29
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                            PNC BANK CORP.  19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTING POLICIES

BUSINESS PNC Bank Corp. provides a broad range of banking and related financial services through its subsidiaries to retail consumers, small businesses and corporate customers. PNC Bank is subject to intense competition from other financial services companies with respect to these services and customers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of PNC Bank Corp. and its subsidiaries ("Corporation"), substantially all of which are wholly owned. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The merger between PNC Bank Corp. and Midlantic Corporation ("Midlantic") was completed December 31, 1995 and accounted for as a pooling of interests. Accordingly, all financial information has been restated as if the companies were combined for all periods presented.

In preparing the unaudited consolidated interim financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results will differ from such estimates and such differences may be material to the financial statements.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in the Corporation's 1995 Annual Report.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses is maintained at a level believed by management to be sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance for credit losses on impaired loans pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan," is one component of the methodology for determining the allowance for credit losses. The remaining components of the allowance for credit losses provide for estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, uncertainties in estimating losses and inherent risks in the various credit portfolios.

EARNINGS PER COMMON SHARE Primary earnings per common share is calculated by dividing net income adjusted for preferred stock dividends declared by the sum of the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be issued assuming the exercise of stock options during each period. Fully diluted earnings per common share is based on net income adjusted for interest expense, net of tax, on outstanding convertible debentures and dividends declared on nonconvertible preferred stock. The weighted average number of shares of common stock outstanding is increased by the assumed conversion of outstanding convertible preferred stock and convertible debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock which would be issued assuming the exercise of stock options. Such adjustments to net income and the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.


PNC BANK CORP.  20

CHANGE IN ACCOUNTING PRINCIPLE In the first quarter of 1996, the Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This Standard requires that long-lived assets and certain identifiable intangible assets, such as goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured based on the present value of expected future cash flows from the asset and its eventual disposition. The adoption of SFAS No. 121 did not have a material effect on the Corporation's financial position or results of operation.

CASH FLOWS

For the statement of cash flows, the Corporation defines cash and cash equivalents as cash and due from banks.

The table below sets forth information pertaining to acquisitions and divestitures which affect cash flows.

Three months ended March 31
In millions                                      1996            1995
- ----------------------------------------------------------------------
Assets acquired                                  $538            $654
Liabilities assumed                               501             535
Cash paid                                          37             120
Cash and due from banks received                  497             164
======================================================================

MERGERS AND ACQUISITIONS

On December 31, 1995, Midlantic merged with the Corporation. Each share of Midlantic common stock outstanding on such date was converted into 2.05 shares of the Corporation's common stock. The Corporation issued approximately 112 million shares of common stock in connection with the merger. The transaction was accounted for as a pooling of interests and, accordingly, all financial data prior to the merger has been restated as if the entities were combined for all such periods.

                                                            PNC BANK CORP.  21

On October 6, 1995, the Corporation acquired Chemical New Jersey Holdings, Inc., and its wholly-owned subsidiary Chemical Bank New Jersey, N.A. ("Chemical") with total assets of $3.2 billion and retail core deposits of $2.7 billion. The Corporation paid $492 million in cash and the transaction was accounted for under the purchase method.

In February 1995, the Corporation acquired BlackRock Financial Management L.P., a fixed-income investment management firm with approximately $25 billion in assets under management at closing. The Corporation paid $71 million in cash and issued $169 million of unsecured notes.

SECURITIES

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which are available for sale and the fair value of financial derivatives designated to such instruments.

At March 31, 1996 and December 31, 1995, $6.1 billion notional value of interest rate swaps and caps were associated with securities available for sale.

SECURITIES AVAILABLE FOR SALE                      March 31, 1996                                    December 31, 1995
                                  ----------------------------------------------     ------------------------- ------------------
                                                     Unrealized                                        Unrealized
                                  Amortized      ------------------         Fair     Amortized      ------------------       Fair
In millions                            Cost      Gains       Losses        Value          Cost      Gains       Losses      Value
- ----------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury                     $2,000        $42          $12       $2,030        $3,211        $69                  $3,280
   U.S. Government agencies and
     corporations
       Mortgage-related               7,278         10          193        7,095         7,510         18          $75      7,453
       Other                          1,450          1           15        1,436         1,030          5            1      1,034
   Asset-backed private placement     1,597          5                     1,602         1,597          7                   1,604
   State and municipal                  330         21                       351           343         25            1        367
   Other debt
     Mortgage-related                 1,031          2           15        1,018         1,121          2           10      1,113
     Other                              684          4            4          684           525          3            3        525
Corporate stocks and other              471          2           12          461           455          4            2        457
Associated derivatives                              15                        15                        6                       6
                                    ----------------------------------------------------------------------------------------------
     Total securities available
       for sale                     $14,841       $102         $251      $14,692       $15,792       $139          $92    $15,839
==================================================================================================================================


PNC BANK CORP.  22

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual and restructured loans, and foreclosed assets. These assets were as follows:

                                             March 31          December 31
In millions                                      1996                 1995
- ---------------------------------------------------------------------------
Nonaccrual loans                                 $355                 $335
Restructured loans                                 17                   23
                                                 --------------------------
   Total nonperforming loans                      372                  358
Foreclosed assets                                 168                  178
                                                 --------------------------
   Total nonperforming assets                    $540                 $536
===========================================================================


ALLOWANCE FOR CREDIT LOSSES

The following table presents changes in the allowance for credit losses:

In millions                             1996                     1995
- ----------------------------------------------------------------------
January 1                             $1,259                   $1,352
Charge-offs                              (55)                     (62)
Recoveries                                21                       26
                                      --------------------------------
   Net charge-offs                       (34)                     (36)
Provision for credit losses                                         1
Acquisitions                                                        1
                                      --------------------------------
   March 31                           $1,225                   $1,318
======================================================================

FINANCIAL DERIVATIVES

The following table sets forth notional and fair values of financial derivatives.


                                                            Positive                             Negative              Total
                                      Notional                  Fair         Notional                Fair           Notional
In millions                              Value                 Value            Value               Value              Value
- -----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1996
Interest rate swaps                     $3,699                   $75           $5,138                $(86)            $8,837
Interest rate caps                       5,500                    12                                                   5,500
Interest rate floors                     1,000                     1                                                   1,000
Mortgage banking activities              1,639                    16              472                  (2)             2,111
                                       --------------------------------------------------------------------------------------
   Total                               $11,838                  $104           $5,610                $(88)           $17,448
=============================================================================================================================

DECEMBER 31, 1995
Interest rate swaps                     $4,249                   $77           $5,141                $(48)            $9,390
Interest rate caps                       5,510                     6                                                   5,510
Mortgage banking activities                769                    16            1,038                  (4)             1,807
                                       --------------------------------------------------------------------------------------
   Total                               $10,528                   $99           $6,179                $(52)           $16,707
=============================================================================================================================


                                                            PNC BANK CORP.  23

SPECIAL CHARGES

In connection with the Midlantic merger, the Corporation recorded special charges totaling $260 million. These charges represented estimated costs of integrating and consolidating branch networks, back office and administrative facilities, professional services and the cost to terminate an interest rate cap position. The following table sets forth changes in accrued special charges:

1996                         Balance at                               Balance at
In millions                   January 1            Incurred             March 31
- ---------------------------------------------------------------------------------
Staff related                       $42                  $6                  $36
Net occupancy                        72                   8                   64
Equipment                            17                   2                   15
Professional services                31                  18                   13
Other                                18                  10                    8
Interest rate cap termination        80                  80
                                   ----------------------------------------------
   Total                           $260                $124                 $136
=================================================================================

OTHER FINANCIAL INFORMATION

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP. INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                   March 31               December 31
In millions                                            1996                      1995
- --------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $3,257                    $3,678
Securities                                           14,531                    15,683
Loans, net of unearned income                        49,076                    48,583
  Allowance for credit losses                        (1,225)                   (1,259)
                                                    ----------------------------------
  Net loans                                          47,851                    47,324
Other assets                                          6,038                     6,053
                                                    ----------------------------------
  Total assets                                      $71,677                   $72,738
                                                    ==================================
LIABILITIES
Deposits                                            $45,743                   $47,024
Borrowed funds                                        7,512                     8,093
Notes and debentures                                 10,790                     9,726
Other liabilities                                     1,294                     1,167
                                                    ----------------------------------
  Total liabilities                                  65,339                    66,010
SHAREHOLDER'S EQUITY                                  6,338                     6,728
                                                    ----------------------------------
  Total liabilities and
    shareholder's equity                            $71,677                   $72,738
======================================================================================

In connection with the Midlantic merger, notes and debentures of Midlantic in the aggregate principal amount of $368 million have been jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc.

PNC BANCORP. INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31
In millions                                            1996                      1995
- --------------------------------------------------------------------------------------
Interest income                                      $1,248                    $1,252
Interest expense                                        633                       705
                                                     ---------------------------------
  Net interest income                                   615                       547
Provision for credit losses                                                         4
                                                     ---------------------------------
  Net interest income less provision for
     credit losses                                      615                       543
Noninterest income                                      296                       268
Noninterest expense                                     549                       534
                                                     ---------------------------------
  Income before income taxes                            362                       277
Applicable income taxes                                 126                        93
                                                     ---------------------------------
  Net income                                           $236                      $184
======================================================================================

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $319 million at March 31, 1996. Dividends may also be impacted by capital needs, regulatory requirements and policies, and other factors.


PNC BANK CORP.  24

STATISTICAL INFORMATION


AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS


                                                                 First Quarter 1996                      Fourth Quarter 1995
                                                       -----------------------------------------------------------------------------
Taxable-equivalent basis                                 Average                     Average     Average                     Average
Average balance in millions, interest in thousands      Balances      Interest  Yields/Rates    Balances     Interest   Yields/Rates
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Short-term investments                                 $1,102       $17,211         6.29%        $950      $15,557         6.49%
   Loans held for sale                                     1,150        19,728         6.86          965       17,318         7.18
   Securities
     U.S. Treasury                                         2,258        37,559         6.69        3,729       50,159         5.34
     U.S. Government agencies and corporations             8,564       131,844         6.16       11,582      162,719         5.62
     State and municipal                                     330         8,138         9.88          352        7,866         8.95
     Other debt                                            3,311        57,169         6.87        3,471       61,201         6.98
     Corporate stocks and other                              355         5,342         6.04          316        5,575         7.00
                                                         ----------------------                  ---------------------
       Total securities                                   14,818       240,052         6.48       19,450      287,520         5.89
   Loans, net of unearned income
     Consumer                                             13,370       293,624         8.83       13,188      293,742         8.84
     Residential mortgage                                 11,619       218,118         7.51       11,462      213,544         7.45
     Commercial                                           16,806       330,938         7.79       16,590      329,890         7.78
     Commercial real estate                                4,885       112,409         9.16        5,029      119,047         9.38
     Other                                                 1,945        32,325         6.66        2,035       34,240         6.70
                                                         ----------------------                  ---------------------
       Total loans, net of unearned income                48,625       987,414         8.10       48,304      990,463         8.11
   Other interest-earning assets                              10           184         7.37           12          221         7.55
                                                         ----------------------                  ---------------------
       Total interest-earning assets/
         interest income                                  65,705     1,264,589         7.69       69,681    1,311,079         7.46
Noninterest-earning assets
   Allowance for credit losses                            (1,253)                                 (1,304)
   Cash and due from banks                                 3,095                                   3,093
   Other assets                                            4,186                                   4,237
                                                         --------                               ---------
     Total assets                                        $71,733                                 $75,707
                                                         --------                               ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                             $12,625       $84,919         2.71      $12,789      $93,788         2.91
     Savings                                               3,579        19,125         2.15        3,626       21,374         2.34
     Other time                                           18,638       252,534         5.45       18,723      265,010         5.62
     Deposits in foreign offices                           1,030        14,405         5.53        1,439       20,790         5.65
                                                         ----------------------                  ---------------------
       Total interest-bearing deposits                    35,872       370,983         4.16       36,577      400,962         4.35
   Borrowed funds
     Federal funds purchased                               3,540        48,388         5.50        4,044       60,246         5.91
     Repurchase agreements                                 2,739        36,959         5.34        4,823       72,407         5.87
     Commercial paper                                        549         7,708         5.65          763       11,320         5.89
     Other                                                   995        19,402         7.79        1,881       33,430         7.00
                                                         ----------------------              ------------------------
       Total borrowed funds                                7,823       112,457         5.74       11,511      177,403         6.07
   Notes and debentures                                   11,068       165,041         5.94       10,637      168,889         6.26
                                                         ----------------------              ------------ ------------
       Total interest-bearing liabilities/interest
       expense                                            54,763       648,481         4.75       58,725      747,254         5.03
Noninterest-bearing liabilities and shareholders'
equity
   Demand and other noninterest-bearing deposits           9,681                                   9,639
   Accrued expenses and other liabilities                  1,525                                   1,450
   Shareholders' equity                                    5,764                                   5,893
                                                         --------                                --------
     Total liabilities and shareholders' equity          $71,733                                 $75,707
                                                         --------                ------------------------             ------------
Interest rate spread                                                                   2.94                                  2.43
     Impact of noninterest-bearing liabilities                                          .79                                   .79
                                                                      ----------------------                 ---------------------
     Net interest income/margin on earning assets                     $616,108         3.73%                 $563,825        3.22%
==================================================================================================================================

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities.

                                                            PNC BANK CORP.  25

                  Third Quarter 1995                    Second Quarter 1995                    First Quarter 1995
        -------------------------------------------------------------------------------------------------------------------
          Average                    Average     Average                    Average     Average                    Average
         Balances     Interest  Yields/Rates    Balances     Interest  Yields/Rates    Balances     Interest  Yields/Rates
        -------------------------------------------------------------------------------------------------------------------


             $815      $14,623         7.12%      $1,042      $19,147         7.37%      $1,333      $19,243         5.85%
              939       17,667         7.52          539       10,367         7.70          447        9,009         8.05

            4,276       54,689         5.07        4,412       57,478         5.23        4,310       53,997         5.08
           13,415      186,608         5.56       14,177      202,753         5.72       14,973      214,036         5.72
              361        8,978         9.94          370        9,436        10.21          369        9,316        10.11
            3,678       64,575         6.95        3,868       66,694         6.86        4,017       66,821         6.65
              315        5,454         6.87          310        5,345         6.92          315        5,272         6.79
          ---------------------                  ---------------------                  ---------------------
           22,045      320,304         5.79       23,137      341,706         5.91       23,984      349,442         5.84

           11,822      266,234         8.93       11,603      265,604         9.18       11,520      252,840         8.90
           11,066      211,464         7.64       10,629      195,079         7.34       10,060      187,761         7.47
           15,914      323,724         7.96       15,620      323,284         8.19       15,139      308,095         8.14
            5,096      120,759         9.39        5,016      118,732         9.42        5,034      113,885         9.05
            1,748       30,292         6.90        1,897       32,413         6.85        1,957       32,657         6.73
          ---------------------                  ---------------------                   --------------------
           45,646      952,473         8.25       44,765      935,112         8.33       43,710      895,238         8.23
               13          232         7.39           12          230         7.59           12          201         7.07
          ---------------------                   --------------------                   --------------------

           69,458    1,305,299         7.45       69,495    1,306,562         7.45       69,486    1,273,133         7.31

           (1,306)                                (1,317)                                (1,351)
            2,996                                  3,191                                  2,895
            4,118                                  3,974                                  3,811
          --------                               --------                               --------
          $75,266                                $75,343                                $74,841
          --------                               --------                               --------


          $11,899      $86,404         2.88      $11,819      $87,729         2.98      $12,509      $88,972         2.88
            3,635       21,484         2.35        3,759       23,126         2.47        3,912       23,464         2.43
           17,974      255,883         5.65       17,522      243,905         5.58       16,820      219,642         5.29
            2,437       38,608         6.20        2,307       35,994         6.17        1,713       25,643         5.99
          ---------------------                  ---------------------                  ---------------------
           35,945      402,379         4.44       35,407      390,754         4.42       34,954      357,721         4.14

            3,637       54,227         5.91        2,684       41,631         6.22        2,174       31,999         5.97
            6,426       99,360         6.05        7,477      116,282         6.15        7,367      109,954         5.97
              492        7,396         5.96          621        9,423         6.08        1,078       15,640         5.88
            3,461       59,022         6.71        3,358       58,943         6.98        3,283       53,374         6.55
         ----------------------                  ---------------------                  ---------------------
           14,016      220,005         6.18       14,140      226,279         6.36       13,902      210,967         6.10
            8,829      144,106         6.44        9,586      154,788         6.44       10,109      153,309         6.11
         ----------------------                  ---------------------                  ---------------------

           58,790      766,490         5.15       59,133      771,821         5.16       58,965      721,997         4.89


            9,132                                  8,958                                  8,713
            1,542                                  1,525                                  1,453
            5,802                                  5,727                                  5,710
          -------                                 -------                               --------
          $75,266                                $75,343                                $74,841
          --------                 ---------------------                 ----------------------             -------------
                                       2.30                                   2.29                                   2.42
                                        .79                                    .77                                    .74
                      ----------------------                 ----------------------                 ----------------------
                      $538,809         3.09%                 $534,741         3.06%                 $551,136         3.16%
==========================================================================================================================

PNC BANK CORP.  26

QUARTERLY REPORT ON FORM 10-Q


Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the State of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of April 30, 1996, PNC Bank Corp. had 342,049,106 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Corporate Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                             Page(s)
          ---------------------------------------------------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Balance Sheet as of March 31,
            1996 and December 31, 1995                    17
          Consolidated Statement of Income for the
            three months ended March 31, 1996 and
            1995                                          18
          Consolidated Statement of Cash Flows for
            the three months ended March 31, 1996
            and 1995                                      19
          Notes to Consolidated Financial
            Statements                                 20-23
          Average Consolidated Balance Sheet and
            Net Interest Analysis                      24-25
Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                  2-16
- -------------------------------------------------------------

PART II    OTHER INFORMATION
Item 6     Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to the Quarterly Report on Form 10-Q:

  11       Calculation of primary and fully diluted earnings per common share for the three months ended March 31, 1996 and 1995.
  12.1     Computation of Earnings to Fixed Charges for the three months ended
             March 31, 1996 and for each of the five years in the period ended December 31, 1995.
  12.2     Computation of Earnings to Combined Fixed Charges and Preferred
             Stock Dividends for the three months ended March 31, 1996, and for each of the five years in the period ended December 31, 1995.
  27       Financial Data Schedule

Copies of these Exhibits will be furnished without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or via e-mail to gdavies@usaor.net on the Internet.

Since December 31, 1995, the Corporation filed the following current reports on Form 8-K:

Form 8-K dated as of December 31, 1995 pursuant to Item 2 reporting the effectiveness of the merger with Midlantic and the appointment of 4 additional directors to the Corporation's Board of Directors. The Form 8-K also reported pursuant to Item 5 the completion of actions that accelerated the repositioning of the Corporation's balance sheet and provided an estimate of combined earnings for 1995 giving effect to the Midlantic transaction.

Form 8-K dated as of January 24, 1996, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1995, filed pursuant to Item 5.

Form 8-K dated as of April 17, 1996, reporting the Corporation's consolidated financial results for the three months ended March 31, 1996, filed pursuant to
Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 1996, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and Chief Financial Officer

                                                            PNC BANK CORP.  27

CORPORATE INFORMATION


CORPORATE HEADQUARTERS

PNC Bank Corp.
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2707

INQUIRIES

Inquiries or comments concerning PNC Bank Corp. are welcome.

Individual shareholders should contact:
Shareholder Relations at 800-843-2206
or the PNC Bank Hotline at 800-982-7652.

Analysts and institutional investors should contact:
William H. Callihan, Vice President,
Investor Relations, at 412-762-8257.

News media representatives and others seeking general information should contact:
Jonathan Williams, Vice President,
Media Relations, at 412-762-4550.

FINANCIAL INFORMATION

Copies of the Corporation's filings with the Securities and Exchange Commission, including Exhibits to the Quarterly Report on Form 10-Q, may be obtained without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or via e-mail to gdavies@usaor.net on the Internet.

STOCK LISTING

PNC Bank Corp. common stock is traded on the New York Stock Exchange (NYSE) under the symbol PNC.


COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the high, low and closing sale prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                                          Cash
                                                                     Dividends
1996 Quarter          High             Low            Close            Declared
- --------------------------------------------------------------------------------
First              $32.625         $28.375           $30.750               $.35
================================================================================
1995 Quarter
- --------------------------------------------------------------------------------
First              $25.750         $21.125           $24.375               $.35
Second              28.125          24.250            26.375                .35
Third               28.625          23.625            27.875                .35
Fourth              32.375          26.125            32.250                .35
                                                                          -----
   Total                                                                  $1.40
================================================================================

REGISTRAR AND TRANSFER AGENT

Chemical Bank
85 Challenger Road
Overpeck Center
Ridgefield Park, NJ 07660
800-982-7652

TO EXCHANGE MIDLANTIC STOCK CERTIFICATES

Midlantic Bank, N.A.
Metro Park Plaza
P.O. Box 600
Edison, NJ  08818
Attn:  Corporate Securities Services
908-205-4517

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Bank Corp. dividend reinvestment and stock purchase plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. A prospectus and enrollment card may be obtained by writing to Shareholder Relations at corporate headquarters.

PNC BANK CORP.  28