Form 10-K/A
period 1995-12-31
PNC BANK CORP
filed 1996-06-28
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

     (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from               to
                                  -------------    -------------

                         COMMISSION FILE NUMBER 1-9718

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                      25-1435979
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

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Bank Corp. Incentive Savings Plan, as amended ("PNC Plan") and the Midlantic Savings and Investment Plan, as amended ("Midlantic Plan").

In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1995 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following report of independent auditors of the Corporation and consolidated financial statements, included in the Annual Report to Shareholders at the page indicated, are incorporated herein by reference.

                                                                                            PAGE OF
FINANCIAL STATEMENTS                                                                     ANNUAL REPORT
- ---------------------------------------------------------------------------------------------------------
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


As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the PNC Plan and report of independent auditors of the PNC Plan and the financial statements of the Midlantic Plan and report of independent auditors of the Midlantic Plan are filed with Amendment No. 1 at the page indicated.

                                                       PAGE OF AMENDMENT NO. 1
                                                       -------------------------
FINANCIAL STATEMENTS                                   PNC PLAN   MIDLANTIC PLAN
- --------------------------------------------------------------------------------
Report of Independent Auditors                              5           32
Statements of Net Assets Available for Plan Benefits        6           33
Statements of Changes in Net Assets Available for
  Plan Benefits                                             7           34
Notes to Financial Statements                               8           35
Schedule of Assets Held for Investment                     17           43
Schedule of Reportable Transactions                        30           44


FINANCIAL STATEMENT SCHEDULES
- --------------------------------------------------------------------------------

Not applicable.


REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

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

EXHIBITS
- --------------------------------------------------------------------------------

The exhibits listed on the Exhibit Index on pages 47 and 48 of this Form 10-K/A are filed herewith or are incorporated herein by reference.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1995 and 1994


                                     CONTENTS

Report of Independent Auditors ................................................5

Audited Financial Statements

Statements of Net Assets Available for Plan Benefits ..........................6
Statements of Changes in Net Assets Available for Plan Benefits ...............7
Notes to Financial Statements .................................................8

Schedules

Schedule of Assets Held for Investment .......................................17
Schedule of Reportable Transactions...........................................30

                         REPORT OF INDEPENDENT AUDITORS

Administrative Committee
PNC Bank Corp.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for plan benefits of the PNC Bank Corp. Incentive Savings Plan (Plan) as of December 31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1995 and 1994, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1995, and reportable transactions for the year ended December 31, 1995, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


June 18, 1996
Pittsburgh, Pennsylvania

                                 PNC Bank Corp.
                             Incentive Savings Plan

              Statements of Net Assets Available for Plan Benefits

                                                                                         DECEMBER 31
                                                                                   1995                1994
                                                                            ---------------------------------------
ASSETS
Investments at fair value:
   Common stock:
     PNC Bank Corp. (1995 cost--$258,667,697;
       1994 cost--$235,167,672)                                                  $411,707,599        $261,982,282
   PNC Bank Corp. preferred stock (1995 cost--
     $8,247; 1994 cost--$8,247)                                                        42,224              29,638
   Short-term investment funds (1995 cost--$67,302,448;
     1994 cost--$76,553,303)                                                       67,302,448          76,553,303
   Registered investment companies (1995 cost--
     $147,451,321; 1994 cost--$118,138,611)                                       161,214,839         117,510,777
   Participant loans, at current outstanding principal
     balance                                                                       22,417,465          24,551,533
                                                                                 --------------------------------
Total investments                                                                 662,684,575         480,627,533

Cash                                                                                       --               1,132
Contribution receivable                                                             1,137,814           4,001,640
Accrued income                                                                        342,424           2,204,411
Other accruals                                                                      3,341,963                  --
                                                                                 --------------------------------
Total assets                                                                      667,506,776         486,834,716

LIABILITIES

ESOP note payable to PNC Bank Corp.                                                84,600,000          98,600,000
Accrued interest payable                                                            2,474,860                  --
                                                                                 --------------------------------
Net assets available for plan benefits                                           $580,431,916        $388,234,716
                                                                                 ================================


See accompanying notes.

                                 PNC Bank Corp.
                             Incentive Savings Plan

        Statements of Changes in Net Assets Available for Plan Benefits

                                                                YEAR ENDED DECEMBER 31
                                                                 1995             1994
                                                            ------------------------------
Additions:
   Investment income:
     Interest                                                 $6,521,484        $5,445,713
     Dividends:
       PNC Bank Corp.                                         18,717,784        16,455,147
       Other                                                   9,700,904         4,976,152
                                                            ------------------------------
                                                              34,940,172        26,877,012
   Contributions (employer):
     Cash                                                      9,461,406         8,683,382
     PNC Bank Corp. Common Stock                               5,081,098         4,100,738
   Contributions (employee)                                   26,821,384        24,783,410
                                                            ------------------------------
Total additions                                               76,304,060        64,444,542

Deductions:
   Payments to participants or beneficiaries                  51,796,135        33,282,068
   ESOP note interest expense                                  4,949,720         3,937,737
                                                            ------------------------------
Total deductions                                              56,745,855        37,219,805

Net realized and unrealized appreciation (depreciation)
   in fair value of investments                              160,333,717      (102,892,080)
Net assets received in connection with mergers                12,305,278        13,804,880
                                                            ------------------------------

Net increase (decrease)                                      192,197,200       (61,862,463)
Net assets available for plan benefits at beginning
   of year                                                   388,234,716       450,097,179
                                                            ------------------------------

Net assets available for plan benefits at end of year       $580,431,916      $388,234,716
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and such differences may be material to the financial statements.

2. DESCRIPTION OF THE PLAN

PNC Bank Corp. (PNC Bank) is the sponsor of the Incentive Savings Plan (Plan). The Plan covers substantially all eligible salaried employees of PNC Bank and certain subsidiaries.

The Plan allows participants to contribute from 1 to 15 percent of their biweekly base compensation on a pretax 401(k) basis. PNC Bank matches 100 percent of employee contributions up to 6 percent of base compensation, subject to Internal Revenue Service (IRS) limitations. Participants are fully vested in their balances, including the employer contributions. Plan income is allocated to participants based on an average participant investment balance on a quarterly basis.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants in the Plan may invest any voluntary contributions and balances rolled over from any prior plans in any of four investment options: Fund A (an equity fund), Fund B (an intermediate-term income fund), Fund C (a short-term fixed income fund), and/or Fund D (PNC Bank Corp. Common Stock fund). At December 31, total participants in each fund were as follows:

                      1995                  1994
                      ----------------------------
Fund A                10,433                 9,042
Fund B                 8,610                 7,739
Fund C                 9,654                 9,354
Fund D                15,597                14,353

Employer matching contributions for participants whose age is 55 years or under are made in PNC Bank Common Stock. Participants over age 55 can choose to have their matching contribution made in PNC Bank Corp. Common Stock or in cash to invest in the other three funds.

Benefits to participants for withdrawals requested but yet to be paid were $9,821,077 and $8,957,966 at December 31, 1995 and 1994, respectively.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected in the Loan Fund. At December 31, 1995, the Plan was committed to fund approximately $3.2 million in participant loans, of which approximately $1.4 million represents existing loan refinances. Under certain circumstances, the Plan permits withdrawals by participants.

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

PNC Bank is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC Bank Common Stock allocated to participants totaled 743,277 in 1995 and 567,884 in 1994.

The effective interest rate on the ESOP fixed rate notes was 5.02% in 1995. Principal payments are due on an annual basis and interest payments are due on a semiannual basis. The following is a schedule of debt maturities:

               1996               $16,900,000
               1997                20,100,000
               1998                23,900,000
               1999                23,700,000
                                  -----------
                                  $84,600,000
                                  ===========

At December 31, 1995, the ESOP held 3,825,106 unallocated shares of PNC Bank Common Stock with a market value of $123,359,669 and $678,245 in short-term investment funds. These assets will be used to match future participant contributions.

3. INVESTMENTS

The Plan is comprised of investment funds representing both the employer's and the participants' contributions. Records are maintained to account for the noncontributory and the voluntary portion of each fund.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

Net realized and unrealized appreciation (depreciation) in aggregate fair value of securities was as follows:

                                                     NET REALIZED AND UNREALIZED APPRECIATION
                                                   (DEPRECIATION) IN FAIR VALUE FOR YEAR ENDED

                                                                    DECEMBER 31
                                                     ---------------------------------------
                                                                   1995                 1994
                                                     ---------------------------------------
Common stock                                               $139,580,381         $(98,058,741)
Preferred stock                                                  12,586               (9,612)
Corporate obligations                                                --             (508,043)
U.S. Government and agency securities                                --           (1,770,357)
Collective funds--Mutual Funds                               20,740,750           (2,540,362)
Other                                                                --               (4,965)
                                                     ----------------------------------------
                                                           $160,333,717        $(102,892,080)
                                                     ========================================

The fair values of individual investments that represent 5 percent or more of the Plan's net assets are as follows:

                                                                    DECEMBER 31
                                                     ---------------------------------------
                                                                   1995                 1994
                                                     ---------------------------------------
PNC Bank Corp. Common Stock                                $411,707,599         $261,982,282
PNC Money Market Portfolio Fund                              67,302,448           76,553,303
PNC Index Equity Portfolio Fund                                      --           19,701,378
PNC Value Equity Portfolio Fund                                      --           23,877,171
PNC Managed Income Fund                                      31,003,125           23,252,746
PNC Core Equity Portfolio Fund                               29,285,309                   --

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for the Plan's investment funds were as follows:

December 31, 1995
                                       INTERMEDIATE-                                PNC         PNC
                                         TERM FIXED   SHORT-TERM     PNC BANK    BANK CORP.   BANK CORP.
                              EQUITY      INCOME--   FIXED INCOME  CORP. STOCK   ALLOCATED   UNALLOCATED     LOAN
                              FUND A       FUND B      --FUND C      --FUND D    ESOP FUND    ESOP FUND      FUND      TOTAL
                          --------------------------------------------------------------------------------------------------------
Investments at fair
 value:
 PNC Bank common stock    $         --  $        --   $        -- $194,709,309  $93,638,621  $123,359,669 $        -- $411,707,599
 PNC Bank preferred stock           --           --            --       42,224           --            --          --       42,224
 Short-term investment
  funds                      4,015,003    1,625,480    55,358,999           --    5,123,759       678,245     500,962   67,302,448
 Registered investment
  companies:
  PNC Fund--Small Cap
   Growth Equity Portfolio   7,672,930           --            --           --           --            --          --    7,672,930
  PNC Fund--International
   Equity Portfolio         22,319,064           --            --           --           --            --          --   22,319,064
  PNC Fund--Small Cap
   Value Equity Portfolio    6,810,828           --            --           --           --            --          --    6,810,828
  PNC Fund--International
   Emerging Portfolio        4,185,333           --            --           --           --            --          --    4,185,333
  PNC Fund--Growth Equity
   Portfolio                17,151,237           --            --           --           --            --          --   17,151,237
  PNC Fund--Intermediate
   Term Bond Portfolio              --   18,139,072            --           --           --            --          --   18,139,072
  PNC Fund--Managed
   Income Portfolio                 --   31,003,125            --           --           --            --          --   31,003,125
  PNC Fund--Core Equity
   Portfolio                29,285,309           --            --           --           --            --          --   29,285,309
  PNC Fund--Value Equity
   Portfolio                24,647,941           --            --           --           --            --          --   24,647,941
 Participant loans                  --           --            --           --           --            --  22,417,465   22,417,465
                          --------------------------------------------------------------------------------------------------------
Total investments          116,087,645   50,767,677    55,358,999  194,751,533   98,762,380   124,037,914  22,918,427  662,684,575

Contribution receivable             --           --            --    1,137,814           --            --          --    1,137,814
Accrued income                  15,671        6,081       261,423        9,757       20,207        26,671       2,614      342,424
Other accruals               1,622,887     (375,962)   (1,761,640)   3,856,678           --            --          --    3,341,963
Due to (from) fund              39,534      167,041     2,607,759   (3,322,960)  (1,663,861)    2,172,487          --           --
                          --------------------------------------------------------------------------------------------------------
Total assets               117,765,737   50,564,837    56,466,541  196,432,822   97,118,726   126,237,072  22,921,041  667,506,776

ESOP note payable                   --           --            --           --           --   (84,600,000)         --  (84,600,000)
Accrued interest payable            --           --            --           --           --    (2,474,860)         --   (2,474,860)
                          --------------------------------------------------------------------------------------------------------
Net assets available for
 plan benefits            $117,765,737  $50,564,837   $56,466,541 $196,432,822  $97,118,726   $39,162,212 $22,921,041 $580,431,916
                          ========================================================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for the Plan's investment funds were as follows:

December 31, 1994
                                        INTERMEDIATE-                                PNC         PNC
                                          TERM FIXED   SHORT-TERM     PNC BANK    BANK CORP.   BANK CORP.
                               EQUITY      INCOME--   FIXED INCOME  CORP. STOCK   ALLOCATED   UNALLOCATED     LOAN
                               FUND A       FUND B      --FUND C      --FUND D    ESOP FUND    ESOP FUND      FUND         TOTAL
                           --------------------------------------------------------------------------------------------------------
Investments at fair
 value:
 PNC Bank common stock     $        --  $        --   $        --  $110,059,372  $55,416,875  $96,506,035  $        -- $261,982,282
 PNC Bank preferred
  stock                             --           --            --        29,638           --           --           --       29,638
 Short-term investment
  funds                      7,717,236    3,868,123    54,366,600     8,405,457           --    1,793,661      402,226   76,553,303
 Registered investment
  companies:
  PNC Fund--Small Cap
   Growth Equity Portfolio   5,568,797           --            --            --           --           --           --    5,568,797
  PNC Fund--International
   Equity Portfolio         16,456,280           --            --            --           --           --           --   16,456,280
  PNC Fund--Small Cap
   Value Equity Portfolio    4,902,460           --            --            --           --           --           --    4,902,460
  PNC Fund--Index Equity
   Portfolio                19,701,378           --            --            --           --           --           --   19,701,378
  PNC Fund--Growth Equity
   Portfolio                 8,733,812           --            --            --           --           --           --    8,733,812
  PNC Fund--Intermediate
   Term Bond Portfolio              --   15,018,133            --            --           --           --           --   15,018,133
  PNC Fund--Managed Income
   Portfolio                        --   23,252,746            --            --           --           --           --   23,252,746
  PNC Fund--Value Equity
   Portfolio                23,877,171           --            --            --           --           --           --   23,877,171
 Participant loans                  --           --            --            --           --           --   24,551,533   24,551,533
                           --------------------------------------------------------------------------------------------------------
Total investments           86,957,134   42,139,002    54,366,600   118,494,467   55,416,875   98,299,696   24,953,759  480,627,533

Cash                                --           --         1,132            --           --           --           --        1,132
Contribution receivable         49,455       52,745        74,551     3,824,889           --           --           --    4,001,640
Accrued income                  32,715       16,413       251,370     1,875,645        7,367       19,137        1,764    2,204,411
Due to (from) fund          (2,194,620)    (966,637)    1,361,512     4,343,628    3,547,204   (6,107,506)      16,419           --
                           --------------------------------------------------------------------------------------------------------
Total assets                84,844,684   41,241,523    56,055,165   128,538,629   58,971,446   92,211,327   24,971,942  486,834,716

ESOP note payable                   --           --            --            --           --  (98,600,000)          --  (98,600,000)
                           --------------------------------------------------------------------------------------------------------
Net assets available for
 plan benefits             $84,844,684  $41,241,523   $56,055,165  $128,538,629  $58,971,446  $(6,388,673) $24,971,942 $388,234,716
                           ========================================================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

Year ended December 31, 1995
                                       INTERMEDIATE-                                PNC         PNC
                                         TERM FIXED   SHORT-TERM     PNC BANK    BANK CORP.   BANK CORP.
                              EQUITY      INCOME--   FIXED INCOME  CORP. STOCK   ALLOCATED   UNALLOCATED     LOAN
                              FUND A       FUND B      --FUND C      --FUND D    ESOP FUND    ESOP FUND      FUND      TOTAL
                          --------------------------------------------------------------------------------------------------------
Net assets available for
 plan benefits at
 January 1, 1995           $84,844,684  $41,241,523   $56,055,165 $128,538,629  $58,971,446  $(6,388,673) $24,971,942 $388,234,716
Additions:
   Interest and
    dividends                7,078,293    3,393,605     3,301,774    8,115,915    3,755,857    7,643,759    1,650,969   34,940,172
Contributions:
   Employer                    337,875      234,303       364,228    5,081,098           --    8,525,000           --   14,542,504
   Employee                 10,853,233    5,054,317     4,968,154    5,945,680           --           --           --   26,821,384
Deductions:
   Payments to
    participants or
    beneficiaries           (9,401,501)  (5,443,852)   (9,734,173) (16,950,926)  (6,547,113)          --   (3,718,570) (51,796,135)
   Net transfers             3,264,705      565,126    (1,889,202)  (1,724,997)  (1,533,238)   1,315,047        2,559           --
   ESOP activity:
     Interest expense               --           --            --           --           --   (4,949,720)          --   (4,949,720)
     Other ESOP
      activity                      --           --            --   (2,666,394)  10,336,081   (7,669,687)          --           --
Net realized and
 unrealized appreciation    17,252,318    3,488,432            --   66,770,788   32,135,693   40,686,486           --  160,333,717
Acquisitions                 3,536,130    2,031,383     3,400,595    3,323,029           --           --       14,141   12,305,278
                          --------------------------------------------------------------------------------------------------------
Net assets available for
 plan benefits at
 December 31, 1995        $117,765,737  $50,564,837   $56,466,541 $196,432,822  $97,118,726  $39,162,212  $22,921,041 $580,431,916
                          ========================================================================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

Year ended December 31, 1994
                                       INTERMEDIATE-                                PNC         PNC
                                         TERM FIXED   SHORT-TERM    PNC BANK     BANK CORP.   BANK CORP.
                              EQUITY      INCOME--   FIXED INCOME  CORP. STOCK   ALLOCATED   UNALLOCATED     LOAN
                              FUND A       FUND B      --FUND C     --FUND D     ESOP FUND    ESOP FUND      FUND        TOTAL
                          --------------------------------------------------------------------------------------------------------
Net assets available for
 plan benefits at
 January 1, 1994          $74,869,155   $40,210,371  $51,339,343  $160,372,423  $61,900,878  $39,475,136  $21,929,873 $450,097,179
Additions:
   Interest and
    dividends               3,735,759     2,746,838    2,165,379     7,149,082    2,917,633    6,702,346    1,459,975   26,877,012
Contributions:
   Employer                   379,285       273,114      415,983     4,100,738           --    7,615,000           --   12,784,120
   Employee                 8,523,507     4,297,217    4,604,632     5,504,924           --           --           --   22,930,280
   Rollover                   736,161       483,623      241,548       391,798           --           --           --    1,853,130
Deductions:
   Payments to
    participants or
    beneficiaries          (5,657,217)   (3,810,151)  (6,106,363)  (14,237,379)  (1,931,421)          --   (1,539,537) (33,282,068)
   Net transfers            1,551,666    (2,023,907)  (2,390,922)     (258,471)   1,599,616   (1,599,613)   3,121,631           --
   ESOP activity:
     Interest expense              --            --           --            --           --   (3,937,737)          --   (3,937,737)
     Other ESOP
      activity                     --            --           --     3,460,972   14,982,094  (18,443,066)          --           --
Net realized and
 unrealized depreciation   (1,663,564)   (3,639,287)          --   (40,891,136) (20,497,354) (36,200,739)          -- (102,892,080)
Acquisitions                2,369,932     2,703,705    5,785,565     2,945,678           --           --           --   13,804,880
                          --------------------------------------------------------------------------------------------------------
Net assets available for
 plan benefits at
 December 31, 1994        $84,844,684   $41,241,523  $56,055,165  $128,538,629  $58,971,446  $(6,388,673) $24,971,942 $388,234,716
                          ========================================================================================================

                                 PNC Bank Corp.

                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


4. TRANSACTIONS WITH PARTIES-IN-INTEREST

The asset management group of PNC Bank, N.A., a wholly-owned indirect subsidiary of PNC Bank, administers the plan assets, maintains discretionary investment power, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the Plan. The asset management group of PNC Bank, Ohio, N.A., a wholly-owned indirect subsidiary of PNC Bank, administers the ESOP assets of the Plan. The Plan also holds shares of registered investment companies which are sponsored and administered by wholly owned subsidiaries of PNC Bank Corp. or its subsidiaries.

5. INCOME TAX STATUS

The Internal Revenue Service ruled June 21, 1995 that the Plan qualifies under
Section 401(a) of the Internal Revenue Code (IRC) and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

6.    PLAN MERGERS

In 1995, defined contribution plans merged into the Plan included the BlackRock Financial Management L.P. Assets, the Gateway Federal Savings and Loan Association Retirement and Pre-tax Savings Plan and the PNC Mortgage Bank N.A. Capital Accumulation Plan with assets of $2.9 million, $.6 million and $8.8 million, respectively.

                                 Pnc Bank Corp.

                             Incentive Savings Plan

                     Schedule of Assets Held for Investment

                               December 31, 1995

      IDENTITY OF ISSUE, BORROWER,                DESCRIPTION OF
            OR SIMILAR ENTITY                       INVESTMENT                      COST              FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
EQUITY--FUND A

REGISTERED INVESTMENT COMPANIES

The PNC Fund--Small Cap
Growth Equity Portfolio
Fund 093 Institutional Class              475,104 units                            $4,611,121          $7,672,930

The PNC Fund--International
Equity Portfolio Fund 065
Institutional Class                       1,745,040 units                          22,376,005          22,319,064

The PNC Fund--Small Cap
Value Portfolio Fund 046
Institutional Class                       464,269 units                             6,326,076           6,810,828

The PNC Fund--International
Emerging Markets
Portfolio Fund 015
Institutional Class                       542,142 units                             4,501,341           4,185,333

The PNC Fund--Growth
Equity Portfolio Fund 029
Institutional Class                       1,324,420 units                          13,257,539          17,151,237

The PNC Fund--Core
Equity Portfolio Fund 095
Institutional Class                       2,412,299 units                          28,410,657          29,285,309

The PNC Fund--Value
Equity Portfolio Fund 089
Institutional Class                       1,784,789 units                          20,951,892          24,647,941

PNC Money Market
Institutional Class                       4,015,003 units                           4,015,003           4,015,003
                                                                         ------------------------------------------
Total Equity--Fund A                                                             $104,449,634        $116,087,645

      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                    COST             FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
INTERMEDIATE-TERM  FIXED INCOME--FUND B

REGISTERED INVESTMENT COMPANIES

The PNC Fund--Intermediate
Term Bond Portfolio
Fund 090 Institutional Class             1,895,410 units                         $17,443,714        $18,139,072

The PNC Fund--Managed
Income Portfolio Fund 013
Institutional Class                      2,938,685 units                          29,572,976         31,003,125

INTEREST-BEARING CASH

PNC Money Market
Institutional Class                      1,625,480 units                           1,625,480          1,625,480
                                                                            ---------------------------------------
Total Intermediate-Term Fixed Income--Fund B                                     $48,642,170        $50,767,677

      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                    COST            FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
SHORT-TERM FIXED INCOME--FUND C

INTEREST-BEARING CASH

PNC Money Market
Institutional Class                      55,358,999 units                        $55,358,999        $55,358,999

      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                    COST               FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
PNC BANK CORP. STOCK--FUND D

COMMON STOCK

PNC Bank Corp.                           6,037,498 shares                        $130,380,920        $194,709,309

PREFERRED STOCK

PNC Bank Corp.                           812 shares                                     8,247              42,224
                                                                            ----------------------------------------
Total PNC Bank Corp. Stock--Fund D                                               $130,389,167        $194,751,533

      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                    COST               FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
ESOP ACCOUNT

COMMON STOCK

PNC Bank Corp:
  Allocated Account                      2,903,523 shares                         $55,495,010         $93,638,621

  Unallocated Account                    3,825,106 shares                          72,791,767         123,359,669


INTEREST-BEARING CASH

PNC Money Market
Institutional Class                       10,631,172 units                          5,802,004           5,802,004
                                                                            ---------------------------------------
Total ESOP Account                                                               $134,088,781        $222,800,294

      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                      COST              FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
LOAN FUND

Participant Loans

INSTALLMENT LOANS

                 91-01                  418,100 par
                                        Effective January, 1991
                                        10.00%                                         $904                $904

                 91-02                  643,300 par
                                        Effective February, 1991
                                        9.50%                                           762                 762

                 91-03                  714,000 par
                                        Effective March, 1991
                                        9.00%                                         4,107               4,107

                 91-04                  572,900 par
                                        Effective April, 1991
                                        9.00%                                         3,087               3,087

                 91-05                  1,270,800 par
                                        Effective May, 1991
                                        9.00%                                         4,183               4,183

                 91-06                  955,200 par
                                        Effective June, 1991
                                        8.50%                                         4,156               4,156

                 91-07                  954,400 par
                                        Effective July, 1991
                                        8.50%                                         8,704               8,704

                 91-08                  1,507,100 par
                                        Effective August, 1991
                                        8.50%                                        13,375              13,375

                 91-09                  1,579,700 par
                                        Effective September, 1991
                                        8.50%                                        24,657              24,657


      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                      COST              FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
                 91-12                  2,235,000 par
                                        Effective December, 1991
                                        8.00%                                        24,016              24,016

              CCNB-92-01                74,547 par
                                        Effective January, 1992
                                        At various rates                              5,230               5,230

                 92-03                  3,968,900 par
                                        Effective March, 1992
                                        6.50%                                       178,922             178,922

                 92-06                  3,931,400 par
                                        Effective June, 1992
                                        6.50%                                       122,942             122,942

                 92-09                  4,333,500 par
                                        Effective September, 1992
                                        6.50%                                       249,095             249,095

                 92-12                  2,505,000 par
                                        Effective December, 1992
                                        6.00%                                       144,997             144,997

                 93-03                  3,459,000 par
                                        Effective March, 1993
                                        6.00%                                       323,970             323,970

                 93-06                  4,122,800 par
                                        Effective June, 1993
                                        6.00%                                       440,430             440,430

                 93-09                  4,677,500 par
                                        Effective September, 1993
                                        6.00%                                       683,976             683,976

                 93-12                  3,370,500 par
                                        Effective December, 1993
                                        6.00%                                       695,035             695,035


      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                    COST               FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
                 94-03                  4,255,100 par
                                        Effective March, 1994
                                        6.00%                                     1,248,753           1,248,753

                 94-06                  4,602,200 par
                                        Effective June, 1994
                                        6.25%                                     1,525,559           1,525,559

                 94-09                  4,999,100 par
                                        Effective September, 1994
                                        7.25%                                     1,902,154           1,902,154

                 94-12                  2,765,400 par
                                        Effective December, 1994
                                        7.75%                                     1,418,228           1,418,228

                 95-03                  3,333,300 par
                                        Effective March, 1995
                                        8.50%                                     2,639,136           2,639,136

                95-03BR                 14,141 par
                                        Effective March, 1995
                                        At various rates                             13,802              13,802

                95-03MC                 98,200 par
                                        Effective March, 1995
                                        8.50%                                        80,511              80,511

                 95-06                  4,195,800 par
                                        Effective June, 1995
                                        9.00%                                     3,687,691           3,687,691

                 95-09                  4,391,100 par
                                        Effective March, 1995
                                        9.00%                                     4,171,717           4,171,717
                                                                           ----------------------------------------
                                                                                $19,620,099         $19,620,099









      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                       COST             FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS

                89-01-M                  15,000 par
                                         Effective January, 1989
                                         10.50%                                       $7,220             $7,220

               89-03CFC-M                41,300 par
                                         Effective February, 1989
                                         10.50%                                        7,306              7,306

                CFC88-M                  349,104 par
                                         Effective February, 1989
                                         At various rates                              5,067              5,067

                89-03-M                  19,700 par
                                         Effective March, 1989
                                         11.50%                                        3,354              3,354

                89-06-M                  85,300 par
                                         Effective June, 1989
                                         11.50%                                        7,597              7,597

                89-09-M                  119,900 par
                                         Effective September, 1989
                                         10.50%                                       26,360             26,360

                90-02-M                  12,800 par
                                         Effective February, 1990
                                         10.00%                                        2,939              2,939

                90-03-M                  88,100 par
                                         Effective March, 1990
                                         10.00%                                       28,052             28,052

                90-04-M                  66,600 par
                                         Effective April, 1990
                                         10.00%                                       15,101             15,101


      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                       COST             FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
                90-05-M                  38,700 par
                                         Effective May, 1990
                                         10.00%                                        9,829              9,829

                90-06-M                  41,000 par
                                         Effective June, 1990
                                         10.00%                                       18,252             18,252

                90-07-M                  49,500 par
                                         Effective July, 1990
                                         10.00%                                        5,813              5,813

                90-08-M                  80,200 par
                                         Effective August, 1990
                                         10.00%                                       62,037             62,037

                90-12-M                  11,200 par
                                         Effective December, 1990
                                         10.00%                                        9,140              9,140

                91-02-M                  83,400 par
                                         Effective February, 1991
                                         9.50%                                        38,976             38,976

                91-03-M                  58,700 par
                                         Effective March, 1991
                                         9.00%                                        27,463             27,463

                91-04-M                  59,000 par
                                         Effective April, 1991
                                         9.00%                                        24,967             24,967

                91-05-M                  57,000 par
                                         Effective May, 1991
                                         9.00%                                        24,668             24,668

                91-07-M                  118,700 par
                                         Effective July, 1991
                                         8.50%                                        41,390             41,390


      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                       COST             FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
                91-08-M                  60,100 par
                                         Effective August, 1991
                                         8.50%                                        19,476             19,476

                91-09-M                  42,800 par
                                         Effective September, 1991
                                         8.50%                                        13,324             13,324

                91-12-M                  92,200 par
                                         Effective December, 1991
                                         8.00%                                        37,457             37,457

                92-03-M                  504,700 par
                                         Effective March, 1992
                                         6.50%                                       191,185            191,185

                92-06-M                  347,100 par
                                         Effective June, 1992
                                         At various rates                            202,492            202,492

                92-09-M                  287,300 par
                                         Effective September, 1992
                                         6.50%                                       118,750            118,750

                92-12-M                  148,700 par
                                         Effective December, 1992
                                         6.00%                                        79,318             79,318

                93-03-M                  203,200 par
                                         Effective March, 1993
                                         6.00%                                        98,206             98,206

                93-06-M                  309,100 par
                                         Effective June, 1993
                                         6.00%                                       141,508            141,508

                93-09-M                  379,300 par
                                         Effective June, 1993
                                         6.00%                                       320,851            320,851


      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                       COST             FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
                93-12-M                  185,600 par
                                         Effective December, 1993
                                         6.00%                                       123,873            123,873

                94-03-M                  296,900 par
                                         Effective March, 1994
                                         6.00%                                       210,702            210,702

                94-06-M                  252,100 par
                                         Effective June, 1994
                                         6.25%                                       197,138            197,138

                94-09-M                  70,800 par
                                         Effective September, 1994
                                         7.25%                                        64,943             64,943

                94-12-M                  91,700 par
                                         Effective December, 1994
                                         7.75%                                         48,010             48,010

                95-03-M                  178,100 par
                                         Effective March, 1995
                                         8.50%                                        165,436            165,436

               95-03-MCM                 4,100 par
                                         Effective March, 1995
                                         8.50%                                          3,988              3,988

                95-06-M                  199,900 par
                                         Effective June, 1995
                                         9.00%                                        197,244            197,244

                95-09-M                  199,500 par
                                         Effective September, 1995
                                         9.00%                                        197,934            197,934
                                                                            ---------------------------------------
                                                                                   $2,797,366         $2,797,366

      IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
            OR SIMILAR ENTITY                        INVESTMENT                       COST            FAIR VALUE
- -------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENT FUNDS

PNC Money Market Portfolio                          500,962 units                     500,962            500,962
                                                                            ---------------------------------------
Total Loan Fund                                                                   $22,918,427        $22,918,427
                                                                            ---------------------------------------
Total PNC Bank Corp. Incentive Savings Plan                                      $495,847,178       $662,684,575
                                                                            =======================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                      Schedule of Reportable Transactions

                          Year ended December 31, 1995

                                                                                     FAIR VALUE
                                                                      COST          OF ASSETS ON         NET
                                  PURCHASE          SELLING            OF            TRANSACTION         GAIN
    DESCRIPTION OF ASSETS           PRICE            PRICE           ASSETS             DATE            (LOSS)
- -------------------------------------------------------------------------------------------------------------------
CATEGORY (III)--SERIES OF SECURITIES TRANSACTIONS

    PNC MONEY MARKET PORTFOLIO #1--INSTITUTIONAL CLASS

    76,527,658 units               $76,527,658                      $76,527,658       $76,527,658    $
                                                                                                              -
    86,221,790 units                                $86,221,790     $86,221,790       $86,221,790    $
                                                                                                              -

    PNC BANK CORP. COMMON STOCK

    780,524 shares                 $19,358,607                      $19,358,607      $19,358,607     $
                                                                                                              -
    87,816 shares                                    $2,447,871      $1,703,139       $2,447,871       $744,732

    THE PNC FUND--CORE EQUITY PORTFOLIO FUND 095--INSTITUTIONAL CLASS

    2,412,299 units                $28,410,657                       $28,410,657     $28,410,657     $
                                                                                                              -

    THE PNC FUND--INDEX EQUITY PORTFOLIO FUND 045--INSTITUTIONAL CLASS

    141,142 units                   $1,573,450                        $1,573,450      $1,573,450     $
                                                                                                              -
    1,978,957 units                                 $26,471,536      $20,078,561     $26,471,536     $6,392,975


There were no category (i), (ii) or (iv) reportable transactions during 1995.

                             Midlantic Savings and
                                Investment Plan

                          Audited Financial Statements


                                    CONTENTS

Report of Independent Auditors .......................................  32

Audited Financial Statements

Statements of Net Assets Available for Plan Benefits
 as of December 31, 1995 and 1994 ....................................  33
Statements of Changes in Net Assets Available for Plan Benefits
 for the year ended December 31, 1995 ................................  34
Notes to Financial Statements  .......................................  35


Schedules

Schedule of Assets Held for Investment................................ 43
Schedule of Reportable Transactions................................... 44

                         Report of Independent Auditors

Benefit Plans Committee
Midlantic Savings and
Investment Plan

We have audited the accompanying statements of net assets available for benefits of the Midlantic Savings and Investment Plan (Plan) as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1995 and 1994, and the changes in its net assets available for benefits for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1995, and reportable transactions for the year ended December 31, 1995, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


June 14, 1996
Pittsburgh, Pennsylvania

                     Midlantic Savings and Investment Plan

              Statements of Net Assets Available for Plan Benefits


                                                                                  DECEMBER 31
                                                                               1995         1994
                                                                         ---------------------------
ASSETS
Investments at fair value:
   Compass Growth Fund (1995 cost--$8,052,737; 1994
     cost--$6,133,077)                                                     $9,443,510    $6,142,202
   Compass Fixed Income Fund (1995 cost--$5,722,767; 1994
     cost--$3,651,623)                                                      5,973,714     3,428,457
   Midlantic Corporation common stock (1994 cost--$20,099,976)                     --    21,705,143
   PNC Bank Corp. common stock (1995 cost--$20,937,356)                    53,231,585            --
   Compass Cash Reserve Fund                                                9,472,135     8,009,973
   Compass Equity Income Fund (1995 cost--$10,801,479; 1994
     cost--$5,930,627)                                                     11,808,394     5,392,959
   Compass Short/Intermediate Fund (1995 cost--$4,798,846; 1994
     cost--$3,553,719)                                                      4,855,079     3,430,660
   Compass Balanced Fund (1995 cost--$830,672)                                879,741            --
                                                                         ---------------------------
Total investments                                                          95,664,158    48,109,394

Due from broker for securities sold                                           656,342            --
Accrued income                                                                 10,431            --
                                                                         ---------------------------
Total assets                                                               96,330,931    48,109,394

LIABILITIES
Due to broker for securities purchased                                      1,719,905     1,005,931
                                                                         ---------------------------
Net assets available for plan benefits                                    $94,611,026   $47,103,463
                                                                         ===========================


See accompanying notes.

                     Midlantic Savings and Investment Plan

        Statements of Changes in Net Assets Available for Plan Benefits

                         Years ended December 31, 1995


Additions:
   Investment income:
     Interest                                                           $403,084
     Dividends:
       Midlantic Corporation                                           1,001,430
       Other                                                             717,339
                                                                   -------------
                                                                       2,121,853

   Contributions (employer)                                            5,186,082
   Contributions (employee and rollover)                               7,080,721
                                                                    -------------
Total additions                                                       14,388,656

Deductions:
   Payments to participants or beneficiaries (cash and
     Midlantic Corporation common stock)                               4,632,538
   Administrative expense                                                 35,654
                                                                    -------------
Total deductions                                                       4,668,192

Net miscellaneous disbursements                                             (203)
Net realized and unrealized appreciation in
  fair value of investments                                           37,787,302
                                                                    -------------
Net increase                                                          47,507,563

Net assets available for plan benefits at beginning of year           47,103,463
                                                                    -------------
Net assets available for plan benefits at end of year                $94,611,026
                                                                    =============


See accompanying notes.

                     Midlantic Savings and Investment Plan

                         Notes to Financial Statements

                               December 31, 1995


1. DESCRIPTION OF THE PLAN

Effective December 31, 1995, Midlantic Corporation was merged into a wholly owned subsidiary of PNC Bank Corp. and all outstanding common shares of Midlantic Corporation common stock were exchanged for 2.05 shares of PNC Bank Corp. common stock. The subsidiaries of the former Midlantic Corporation are now wholly owned indirect subsidiaries of PNC Bank Corp. Concurrent with the merger, PNC Bank Corp. became the sponsor of the Midlantic Savings and Investment Plan ("Plan"). Prior to the merger, the Plan sponsor was Midlantic Corporation.

The Plan covers substantially all eligible employees of the former Midlantic Corporation and subsidiaries. Employees are eligible on the first day of the month coinciding with, or immediately following, the date on which three continuous months of service was completed.

The Plan allows participants to contribute from 1 to 15 percent of their compensation on a pretax 401(k) basis. The Plan sponsor matches 100 percent of employee contributions up to 3 percent of compensation, subject to Internal Revenue Service (IRS) limitations. Additionally, The Plan sponsor may also make a discretionary matching contribution on the next 2 percent of compensation. For the year ended December 31, 1995, The Plan sponsor elected to contribute a discretionary match of 2 percent of compensation of eligible participants which totaled $1,489,616.

All participant contributions to the Plan are 100 percent vested
(nonforfeitable) at all times. For participants hired on or prior to April 1, 1993, any contributions made by the Plan sponsor under the Plan are 100 percent vested. Participants hired after April 1, 1993 become vested in the participating employer's matching contributions evenly over three years of employment.

Benefits to participants for distributions requested but yet to be paid were $1,011,342 and $155,494 at December 31, 1995 and 1994, respectively. Plan income is allocated to participants based on an average participant investment balance on a monthly basis. Under certain circumstances, the Plan permits withdrawals by participants.

                     Midlantic Savings and Investment Plan

1. DESCRIPTION OF THE PLAN (CONTINUED)

All participant and Plan sponsor contributions are held in a trust fund (Trust). In addition, all distributions which participants did not elect to receive in cash from the Midlantic Profit Sharing Plan, a predecessor plan, and balances rolled over from any prior plans are held in the Trust. The Trust Department of Midlantic Bank, N.A., a wholly owned indirect subsidiary of PNC Bank Corp., has been appointed to act as custodian and trustee for the principal and income of the Plan. The Trust is divided into seven funds for investment purposes: Fund A (Compass Growth Fund), Fund B ( Compass Fixed Income Fund), Fund C (PNC Bank Corp. common stock), Fund D (Compass Cash Reserve Fund), Fund E (Compass Equity Income Fund), Fund F (Compass Short/Intermediate Fund), and Fund G (Compass Balanced Fund). Each participant designates the funds into which his/her share of the contributions will be invested.

Benefits not yet paid to participants who have separated from service amounted to $6,287,283 as of December 31, 1995.

Midlantic Corporation has the right under the Plan to discontinue contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974.

2. SIGNIFICANT ACCOUNTING POLICIES

VALUATION

Marketable securities are stated at fair value. Securities are valued at the last public sale price of the securities listed on the New York Stock Exchange. If no sales were reported, the last bid price is used.

The fair value of the participation units in the Compass Funds are based on quoted redemption values on the last business day of the plan year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and such differences may be material to the financial statements.

                     Midlantic Savings and Investment Plan

3. INVESTMENTS

Net realized and unrealized appreciation (depreciation) in aggregate fair value of investments was as follows:

                                                NET REALIZED AND
                                             UNREALIZED APPRECIATION
                                             (DEPRECIATION) IN FAIR
                                              VALUE FOR YEAR ENDED
                                                   DECEMBER 31
                                             -----------------------
                                                       1995
                                             -----------------------
Compass Growth Fund                                 $1,713,803
Compass Fixed Income Fund                              474,191
PNC Bank Corp./Midlantic Corporation
 common stock                                       33,390,416
Compass Equity Income Fund                           1,970,201
Compass Short/Intermediate Fund                        175,744
Compass Balanced Fund                                   62,997
Other                                                      (50)
                                                  -------------
                                                   $37,787,302
                                                  =============

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)

The fair values of individual investments that represent 5 percent or more of the Plan's net assets are as follows:

                                                   DECEMBER 31
                                              1995             1994
                                          -----------------------------
Compass Growth Fund                        $9,443,510       $6,142,202
Compass Fixed Income Fund                   5,973,714        3,428,457
Midlantic Corporation common stock                 --       21,705,143
PNC Bank Corp. common stock                53,231,585               --
Compass Cash Reserve Fund                   9,472,135        8,009,973
Compass Equity Income Fund                 11,808,394        5,392,959
Compass Short/Intermediate Fund             4,855,079        3,430,660

Effective January 12, 1996, the Compass Funds were merged with the funds from PNC Bank Corp. The new funds are called Compass Capital Funds and equate to the current Midlantic Corporation funds as follows:

            Midlantic Corporation          PNC Bank Corp.
  Fund         Compass Funds            Compass Capital Funds
- ------------------------------------------------------------------------------
    A      Growth Fund                  Growth Equity Portfolio
    B      Fixed Income Fund            Core Bond Portfolio
    D      Cash Reserve Fund            Money Market Portfolio
    E      Equity Income Fund           Value Equity Portfolio
    F      Short/Intermediate Fund      Short-Term Government Bond Portfolio
    G      Balanced Fund                Balanced Portfolio

                     Midlantic Savings and Investment Plan

The net assets available for plan benefits for the Plan's investment funds were as follows:


                                     COMPASS          COMPASS          PNC BANK          COMPASS
                                      GROWTH           FIXED         CORP. COMMON          CASH
                                      FUND--       INCOME FUND--        STOCK--       RESERVE FUND--
                                      FUND A          FUND B            FUND C            FUND D
                                   ----------------------------------------------------------------
December 31, 1995
- ----------------------------
Investments at fair value:
   Compass Growth Fund              $9,443,510      $       --       $        --        $       --
   Compass Fixed Income Fund                --       5,973,714                --                --
   PNC Bank Corp. common stock              --              --        53,231,585                --
   Compass Cash Reserve Fund           283,224         268,543           421,659         7,727,571
   Compass Equity Income Fund               --              --                --                --
   Compass Short/Intermediate
     Fund                                   --              --                --                --
   Compass Balanced Fund                    --              --                --                --
                                   ----------------------------------------------------------------
Total investments                    9,726,734       6,242,257        53,653,244         7,727,571

Due from broker for
     securities sold                        --              --           656,342                --
Accrued income                             175             160               291             9,371
                                   ----------------------------------------------------------------
Total assets                         9,726,909       6,242,417        54,309,877         7,736,942

Due to broker for securities
   purchased                           324,924         376,843                --                --
                                   ----------------------------------------------------------------
Net assets available for plan
   benefits                         $9,401,985      $5,865,574       $54,309,877        $7,736,942
                                   ================================================================

                                       COMPASS        COMPASS SHORT/        COMPASS
                                       EQUITY          INTERMEDIATE         BALANCED
                                    INCOME FUND--         FUND--             FUND--
                                       FUND E             FUND F             FUND G              TOTAL
                                  -------------------------------------------------------------------------
December 31, 1995
- ----------------------------
Investments at fair value:
   Compass Growth Fund              $       --           $       --           $    --           $9,443,510
   Compass Fixed Income Fund                --                   --                --            5,973,714
   PNC Bank Corp. common stock              --                   --                --           53,231,585
   Compass Cash Reserve Fund           555,822              176,948            38,368            9,472,135
   Compass Equity Income Fund       11,808,394                   --                --           11,808,394
   Compass Short/Intermediate
     Fund                                   --            4,855,079                --            4,855,079
   Compass Balanced Fund                    --                   --           879,741              879,741
                                  -------------------------------------------------------------------------
Total investments                   12,364,216            5,032,027           918,109           95,664,158

Due from broker for
     securities sold                        --                   --                --              656,342
Accrued income                             301                  114                19               10,431
                                  -------------------------------------------------------------------------
Total assets                        12,364,517            5,032,141           918,128           96,330,931

Due to broker for securities
   purchased                           627,922              276,548           113,668            1,719,905
                                  -------------------------------------------------------------------------
Net assets available for plan
   benefits                        $11,736,595           $4,755,593          $804,460          $94,611,026
                                  =========================================================================

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)


                                         COMPASS           COMPASS         MIDLANTIC         COMPASS
                                          GROWTH            FIXED         CORPORATION         CASH
                                          FUND--        INCOME FUND--     COMMON STOCK--   RESERVE FUND--
                                          FUND A            FUND B           FUND C          FUND D
                                       ------------------------------------------------------------------
December 31, 1994
- ----------------------------
Investments at fair value:
   Compass Growth Fund                  $6,142,202         $      --         $       --        $      --
   Compass Fixed Income Fund                    --         3,428,457                 --               --
   Midlantic Corporation
     common stock                               --                --         21,705,143               --
   Compass Cash Reserve Fund               197,627           239,807            306,131        6,670,017
   Compass Equity Income Fund                   --                --                 --               --
   Compass Short/Intermediate
     Fund                                       --                --                 --               --
                                       ------------------------------------------------------------------
Total investments                        6,339,829         3,668,264         22,011,274        6,670,017
                                       ------------------------------------------------------------------

Total assets                             6,339,829         3,668,264         22,011,274        6,670,017

Due to broker for securities
   purchased                               208,610           185,991                 --               --
                                       ------------------------------------------------------------------
Net assets available for plan
   benefits                             $6,131,219        $3,482,273        $22,011,274       $6,670,017
                                       ==================================================================


                                             COMPASS        COMPASS SHORT/
                                             EQUITY          INTERMEDIATE
                                           INCOME FUND--        FUND-
                                              FUND E            FUND F         OTHER            TOTAL
                                          ----------------------------------------------------------------
December 31, 1994
- ----------------------------
Investments at fair value:
   Compass Growth Fund                       $     --        $       --        $   --          $6,142,202
   Compass Fixed Income Fund                       --                --            --           3,428,457
   Midlantic Corporation
     common stock                                  --                --            --          21,705,143
   Compass Cash Reserve Fund                  422,971           169,265         4,155           8,009,973
   Compass Equity Income Fund               5,392,959                --            --           5,392,959
   Compass Short/Intermediate
     Fund                                          --         3,430,660            --           3,430,660
                                          ----------------------------------------------------------------
Total investments                           5,815,930         3,599,925         4,155          48,109,394
                                          ----------------------------------------------------------------
Total assets                                5,815,930         3,599,925         4,155          48,109,394

Due to broker for securities
   purchased                                  459,107           152,223            --           1,005,931
                                          ----------------------------------------------------------------
Net assets available for plan
   benefits                                $5,356,823        $3,447,702        $4,155         $47,103,463
                                          ================================================================

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Plan's investment funds were as follows:

                                                                               MIDLANTIC
                                           COMPASS           COMPASS          CORPORATION/           COMPASS
                                           GROWTH             FIXED          PNC BANK CORP.            CASH
                                            FUND--         INCOME FUND--     COMMON STOCK--        RESERVE FUND--
                                           FUND A             FUND B             FUND C               FUND D
                                        --------------   ----------------- -------------------   ----------------
December 31, 1995
- ----------------------------
Net assets available for plan
   benefits January 1, 1995              $6,131,219         $3,482,273         $22,011,274            $6,670,017
Additions:
   Interest income                            3,075              2,346               7,572               383,390
   Dividends:
     Midlantic Corporation                                                       1,001,430
     Others                                  59,198            250,274                  --                    --
Contributions:
   Employer                                 765,557            755,814           1,086,967               447,460
   Employee                                 982,475            987,239           1,350,907               566,124
   Rollover                                  75,578             61,080              94,320                25,225
Deductions:
   Payments to
     participants(cash)                    (411,071)          (237,997)         (1,711,633)             (792,409)
   Payments to
     participants(stock)                                                          (751,443)
Administrative expenses                          --                 --             (34,279)                   --
Net miscellaneous receipts and
     (disbursements)                             (1)              (172)              1,698                 1,289
Net transfers                                82,152             90,526          (2,137,352)              435,846
Net realized and unrealized
   appreciation (depreciation)            1,713,803            474,191          33,390,416                    --
                                        -------------------------------------------------------------------------
Net assets available for plan
   benefits at December 31,
   1995                                  $9,401,985         $5,865,574         $54,309,877            $7,736,942
                                        =========================================================================


                                            COMPASS       COMPASS
                                            EQUITY         SHORT/         COMPASS
                                            INCOME      INTERMEDIATE     BALANCED
                                            FUND--          FUND--         FUND--
                                            FUND E         FUND F         FUND G         OTHER      TOTAL
                                         --------------------------------------------------------------------
December 31, 1995
- ----------------------------
Net assets available for plan
   benefits January 1, 1995                $5,356,823    $3,447,702    $     --         $4,155    $47,103,463
Additions:
   Interest income                              4,465         1,898         223            115        403,084
   Dividends:
     Midlantic Corporation                                                                          1,001,430
     Others                                   165,093       227,850      14,924             --        717,339
Contributions:
   Employer                                 1,506,509       536,047      87,728             --      5,186,082
   Employee                                 1,955,062       701,668     110,117             --      6,653,592
   Rollover                                   116,500         9,435      44,991             --        427,129
Deductions:
   Payments to
     participants(cash)                      (476,548)     (249,918)     (1,519)            --     (3,881,095)
   Payments to
     participants(stock)                                                                             (751,443)
Administrative expenses                            --            --          --         (1,375)       (35,654)
Net miscellaneous receipts and
     (disbursements)                             (172)           --          --         (2,845)          (203)
Net transfers                               1,138,662       (94,833)    484,999             --             --
Net realized and unrealized
   appreciation (depreciation)              1,970,201       175,744      62,997            (50)    37,787,302
                                         ---------------------------------------------------------------------
Net assets available for plan
   benefits at December 31,
   1995                                   $11,736,595    $4,755,593    $804,460     $       --    $94,611,026
                                         =====================================================================

                     Midlantic Savings and Investment Plan

4. SUBSEQUENT EVENTS

The Midlantic Savings and Investment Plan will be merged with PNC Bank Corp.'s Incentive Savings Plan by December 31, 1996. Effective January 2, 1996, the 401(k) Plan of the Bank of Old York Road (BOYR), a subsidiary of the former Midlantic Corporation, merged with the Midlantic Savings and Investment Plan.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Midlantic Bank, N.A. pays administrative costs incurred by the Plan. The Plan also holds units in the Compass Capital Fund for which Midlantic Bank, N.A. acts as investment advisor.

6. INCOME TAX STATUS

The Plan has received a favorable letter of determination from the IRS dated October 19, 1994 which states that the plan qualifies under Section 401(a) of the Internal Revenue Code. The Plan Administrator is not aware of any events or actions that have occurred in the operation of the Plan that would result in its disqualification.

                     Midlantic Savings and Investment Plan

                     Schedule of Assets Held for Investment

                               December 31, 1995



                                                                  UNITS/                                    FAIR
               DESCRIPTION OF INVESTMENT                          SHARES               COST                 VALUE
- --------------------------------------------------------------------------------------------------------------------
Mutual Funds:
   Compass Growth Fund (Fund A)                                  719,800             $8,052,737          $9,443,510
   Compass Fixed Income Fund (Fund B)                            547,043              5,722,767           5,973,714
   Compass Cash Reserve Fund (Fund D)                          9,472,135              9,472,135           9,472,135
   Compass Equity Income Fund (Fund E)                           838,069             10,801,479          11,808,394
   Compass Short/Intermediate Fund (Fund F)                      465,492              4,798,846           4,855,079
   Compass Balanced Fund (Fund G)                                 75,905                830,672             879,741
                                                                                   ---------------------------------
                                                                                     39,678,636          42,432,573

Common Stock:
   PNC Bank Corp. common stock (Fund C)                        1,650,592             20,937,356          53,231,585
                                                                                   ---------------------------------
   Total                                                                            $60,615,992         $95,664,158
                                                                                   =================================

                     Midlantic Savings and Investment Plan

                     Schedule of Reportable Transactions

                               December 31, 1995


                                                                                             FAIR VALUE OF
                                                                                            INVESTMENTS ON        NET
                                      UNITS/      PURCHASE      SELLING        COST OF        TRANSACTION        GAIN
    DESCRIPTION OF INVESTMENT         SHARES       PRICE         PRICE       INVESTMENTS         DATE           (LOSS)
- -------------------------------------------------------------------------------------------------------------------------
Category (i) - Individual
transactions in excess of
5% of plan assets

PNC Bank Corp. common
  stock  (Fund C):

     Midlantic Corporation common
       stock                          805,167   $        --  $20,937,356    $20,937,356       $52,839,066        $    --
     PNC Bank Corp. common
       stock                        1,650,592    20,937,356           --     20,937,356        53,231,585             --

This transaction represents the exchange of the former Midlantic Corporation common stock for 2.05 shares of
PNC Bank Corp. common stock on December 31, 1995.

Category (iii) - Series of
securities transactions in excess
of 5% of plan assets
Compass Growth Fund (Fund A):
  Compass Cash Reserve Fund         2,080,584     2,080,584           --      2,080,584         2,080,584             --
  Compass Cash Reserve Fund         1,994,986            --    1,994,986      1,994,986         1,994,986             --
  Compass Growth Fund                 160,388     2,021,083           --      2,021,083         2,021,083             --
  Compass Growth Fund                   9,324            --      115,302        101,353           115,302         13,949

Compass Fixed Income Fund (Fund B):
  Compass Cash Reserve Fund         2,260,540     2,260,540           --      2,260,540         2,260,540             --
  Compass Cash Reserve Fund         2,231,803            --    2,231,803      2,231,803         2,231,803             --
  Compass Fixed Income Fund           208,127     2,202,414           --      2,202,414         2,202,414             --
  Compass Fixed Income Fund            12,632            --      131,263        131,270           131,263             (7)

PNC Bank Corp. common
  stock  (Fund C):
     Compass Cash Reserve Fund      4,546,803     4,546,803           --      4,546,803         4,546,803             --
     Compass Cash Reserve Fund      4,431,275            --    4,431,275      4,431,275         4,431,275             --
     Midlantic Corporation common
       stock                           24,937     1,001,426           --      1,001,426         1,001,426             --
     Midlantic Corporation common
       stock                          893,142            --   25,490,442     23,176,798        57,392,152      2,313,644
     PNC Bank Corp. common
       stock                        1,650,592    20,937,356           --     20,937,356        53,231,585             --


                     Midlantic Savings and Investment Plan

                                                                                             FAIR VALUE OF
                                                                                            INVESTMENTS ON        NET
                                      UNITS/      PURCHASE      SELLING        COST OF        TRANSACTION        GAIN
    DESCRIPTION OF INVESTMENT         SHARES       PRICE         PRICE       INVESTMENTS         DATE           (LOSS)
- ---------------------------------------------------------------------------------------------------------------------------
Compass Cash Reserve Fund (Fund D):
  Compass Cash Reserve Fund         2,720,668     2,720,668           --      2,720,668         2,720,668             --
  Compass Cash Reserve Fund         1,660,458            --    1,660,458      1,660,458         1,660,458             --

Compass Equity Income Fund (Fund E):
  Compass Cash Reserve Fund         4,738,224     4,738,224           --      4,738,224         4,738,224             --
  Compass Cash Reserve Fund         4,605,373            --    4,605,373      4,605,373         4,605,373             --
  Compass Equity Income Fund          368,635     4,978,816           --      4,978,816         4,978,816             --
  Compass Equity Income Fund            8,654            --      118,200        107,964           118,200         10,236

Compass Short/Intermediate Fund
  (Fund F):
     Compass Cash Reserve Fund      1,812,085     1,812,085           --      1,812,085         1,812,085             --
     Compass Cash Reserve Fund      1,804,402            --    1,804,402      1,804,402         1,804,402             --
     Compass Short/Intermediate
       Fund                           156,449     1,608,868           --      1,608,868         1,608,868             --
     Compass Short/Intermediate
       Fund                            35,303            --      360,129        363,740           360,129         (3,611)

Compass Balanced Fund (Fund G):
  Compass Cash Reserve Fund           451,020       451,020           --        451,020           451,020             --
  Compass Cash Reserve Fund           412,652            --      412,652        412,652           412,652             --
  Compass Balanced Fund                83,167       907,428           --        907,428           907,428             --
  Compass Balanced Fund                 7,262            --       81,930         76,756            81,930          5,174

Note: The transactions identified in category in (i) are also included in category (iii).

There were no category (ii) or (iv) reportable transactions during 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PNC BANK CORP.
                                        (Registrant)

                                      By  /s/ ROBERT L. HAUNSCHILD
                                        --------------------------------
                                              Robert L. Haunschild
                                              Senior Vice President and
                                              Chief Financial Officer

                                              Date: June 28, 1996

                                 EXHIBIT INDEX

- --------------------------------------------------------------------------------

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

10.7 Employment Agreement dated as of December 29, 1995, between the Corporation and Garry J. Scheuring, filed as Exhibit 10.7 to the 1995 Form 10-K.*

10.8     PNC Bank Corp. 1996 Executive Incentive Award Plan, filed as Exhibit
         10.8 to the 1995 Form 10-K.*

11       Calculation of Primary and Fully Diluted Earnings Per Share, filed as
         Exhibit 11 to the 1995 Form 10-K.

12.1     Computation of Ratio of Earnings to Fixed Charges, filed as Exhibit
         12.1 to the 1995 Form 10-K.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends, filed as Exhibit 12.2 to the 1995 Form 10-K.

13 Excerpts of the Annual Report to Shareholders for the year ended December 31, 1995, filed as Exhibit 13 to the 1995 Form 10-K. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.

21 Schedule of Certain Subsidiaries of the Corporation, filed as Exhibit 21 to the 1995 Form 10-K.

23.1 Consent of Ernst & Young LLP, independent auditors for the Corporation, filed as Exhibit 23 to the 1995 Form 10-K.

23.2 Consent of Ernst & Young LLP, independent auditors for the PNC Plan and the Midlantic Plan, filed herewith.

24.1 Power of Attorney of certain directors and officers of the Corporation, filed as Exhibit 24.1 to the 1995 Form 10-K.

24.2 Power of Attorney of Robert N. Clay, filed as Exhibit 24.2 to the 1995 Form 10-K.

24.3 Power of Attorney of David F. Girard-diCarlo, filed as Exhibit 24.3 to the 1995 Form 10-K.

24.4 Power of Attorney of Thomas Marshall, filed as Exhibit 24.4 to the 1995 Form 10-K.

24.5 Power of Attorney of Donald I. Moritz, filed as Exhibit 24.5 to the 1995 Form 10-K.

24.6 Power of Attorney of Vincent A. Sarni, filed as Exhibit 24.6 to the 1995 Form 10-K.

24.7 Power of Attorney of Helge H. Wehmeier, filed as Exhibit 24.7 to the 1995 Form 10-K.

27.1     Financial Data Schedule, filed as Exhibit 27.1 to the 1995 Form 10-K.

27.2 Restated Financial Data Schedule, filed as Exhibit 27.2 to the 1995 Form 10-K.

* Denotes management contract or compensatory plan.