Form 10-Q
period 1996-06-30
PNC BANK CORP
filed 1996-08-14
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
                      For the quarterly period ended June 30, 1996

Page 1 represents a portion of the second quarter 1996 Corporate Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on pages 30-32.

financial highlights

                                                                                    Three months ended         Six months ended
                                                                                          June 30                   June 30
                                                                              ----------------------------------------------------
                                                                                     1996         1995         1996         1995
- ----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE (Dollars in thousands, except per share data)
   Net interest income (taxable-equivalent basis)                                $619,926     $534,741    $1,236,034   $1,085,877
   Net income                                                                     248,050      193,953       486,370      373,500
   Fully diluted earnings per common share                                            .72          .56          1.41         1.08
   Return on average total assets                                                    1.38%        1.03%         1.36%        1.00%
   Return on average common shareholders' equity                                    17.33        13.65         16.99        13.24
   Net interest margin                                                               3.72         3.06          3.72         3.12
   After-tax profit margin                                                          25.93        22.87         25.68        22.17
   Efficiency ratio                                                                 59.00        63.99         59.65        65.06

AVERAGE BALANCES (In millions)
   Assets                                                                         $72,440      $75,343       $72,087      $75,092
   Earning assets                                                                  66,356       69,495        66,030       69,490
   Loans, net of unearned income                                                   49,191       44,765        48,908       44,240
   Securities                                                                      14,740       23,137        14,779       23,558
   Deposits                                                                        45,379       44,365        45,465       44,018
   Shareholders' equity                                                             5,767        5,727         5,766        5,719
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                                  June 30     March 31   December 31      June 30
As of or for the three months ended                                                  1996         1996          1995         1995
- ----------------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES (In millions)
   Assets                                                                         $71,961      $72,668       $73,404      $76,519
   Earning assets                                                                  65,234       66,041        66,772       69,623
   Loans, net of unearned income                                                   49,223       48,800        48,653       45,491
   Securities                                                                      14,107       14,692        15,839       22,397
   Deposits                                                                        44,852       45,621        46,899       46,177
   Shareholders' equity                                                             5,832        5,786         5,768        5,793

SELECTED DATA
   Capital ratios
     Risk-based capital
       Tier I                                                                        8.45%        8.18%         8.00%        8.84%
       Total                                                                        11.99        11.70         11.56        12.46
     Leverage                                                                        6.96         6.90          6.37         6.79
     Common shareholders' equity to assets                                           8.08         7.94          7.83         7.55
     Average common shareholders' equity to average assets                           7.94         8.01          7.76         7.51
   Asset quality ratios
     Net charge-offs to average loans                                                 .29          .28           .45          .23
     Nonperforming loans to loans                                                     .77          .76           .74         1.05
     Nonperforming assets to loans and foreclosed assets                             1.03         1.10          1.10         1.47
     Nonperforming assets to total assets                                             .71          .74           .73          .88
     Allowance for credit losses to loans                                            2.42         2.51          2.59         2.86
     Allowance for credit losses to nonperforming loans                            312.19       328.88        351.68       272.54
   Book value per common share
     As reported                                                                   $17.07       $16.88        $16.87       $17.24
     Excluding net unrealized securities gains/losses                               17.49        17.16         16.79        17.35
- ----------------------------------------------------------------------------------------------------------------------------------


                                                              PNC BANK CORP.  1

The Corporate Financial Review should be read in conjunction with the unaudited Consolidated Financial Statements of PNC Bank Corp. and subsidiaries ("Corporation") included herein and the Corporate Financial Review and audited Consolidated Financial Statements included in the Corporation's 1995 Annual Report.

TABLE OF CONTENTS                                      Page
- ---------------------------------------------------------------
CORPORATE FINANCIAL REVIEW
   Overview                                              2
   Line of Business Results                              4
   Income Statement Review                               9
   Average Balance Sheet Review                         11
   Balance Sheet Review                                 12
   Risk Management                                      14
   Forward-Looking Statements                           16
   Financial Derivatives                                17
   Second Quarter 1996 vs. Second Quarter 1995          20

CONSOLIDATED FINANCIAL STATEMENTS                       21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              24

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST
   ANALYSIS                                             28

QUARTERLY REPORT ON FORM 10-Q                           30

CORPORATE INFORMATION                                   33
- ---------------------------------------------------------------

CORPORATE FINANCIAL REVIEW

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States. It operates five lines of business:
Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking, and Asset Management. Each line of business focuses on specific customer segments and offers financial products and services on a national level and in its primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

SUMMARY FINANCIAL RESULTS Earnings for the first six months of 1996 reflect improvements in the Corporation's major businesses including growth in fee-based revenues led by asset management, brokerage and corporate finance. The results also reflect the benefits of previous actions taken to reposition the balance sheet. Net income for the first six months of 1996 increased 30.3% to $486.4 million, or $1.41 per fully diluted share, compared with $373.5 million, or $1.08 per fully diluted share, for the first six months of 1995. Returns on average assets and average common shareholders' equity were 1.36% and 16.99%, respectively, in the first six months of 1996 compared with 1.00% and 13.24% a year ago.

Net interest income increased 13.8% to $1.2 billion and net interest margin widened 60 basis points to 3.72% compared with the first six months of 1995 primarily due to loan growth, the Chemical Bank, New Jersey ("Chemical") acquisition and a change in balance sheet composition. The Corporation expects net interest income and margin to continue to increase in the second half of 1996. The level of net interest income and margin will depend on a number of factors including the composition of earning assets, loan growth, loan yields, and deposit volumes and related costs.

At June 30, 1996, total assets were $72.0 billion. Average earning assets declined $3.5 billion in the period-to-period comparison to $66.0 billion primarily due to the reduction in securities and related wholesale funding partially offset by a 10.6% increase in loans. Excluding acquisitions, average loans increased 5.6%. Loan growth was tempered by competitive pricing pressures, declining demand and the Corporation's assessment of national asset quality trends in consumer lending. The Corporation substantially completed the repositioning of its balance sheet in the fourth quarter of 1995 by reducing wholesale investing activities and increasing the proportion of loans to earning assets. In addition, a greater proportion of the Corporation's funding is comprised of more stable and lower-cost retail consumer deposits.

Noninterest income increased 9.8% to $658.1 million reflecting success of initiatives to expand such sources of revenue. The growth in fee-based revenue was led by asset management, treasury management, brokerage and corporate finance. The Corporation expects these businesses to continue to expand during the second half of 1996. Continued growth will depend on, among other factors, financial market and general economic conditions.

Noninterest expense increased 3.1% to $1.1 billion and the efficiency ratio improved to 59.7% compared with 65.1% a year ago. Excluding the impact of acquisitions, noninterest expense declined 2.4% reflecting the impact of the Midlantic Corporation ("Midlantic") integration, cost control strategies and lower Federal deposit insurance premiums. The integration of Midlantic's operations is proceeding on schedule and will be substantially completed by the end of the third quarter of 1996. Management continues to expect cost savings from the integration to exceed its original estimate. The level of noninterest expense for the remainder of 1996 is expected to remain relatively stable. The integration of Midlantic and implementation of initiatives to support the previously announced agreement with the American Automobile Association ("AAA"), along with other factors, could impact the level of expenses.

PNC BANK CORP.  2
corporate financial review


The Corporation's asset quality and coverage ratios remained strong. Net charge-offs for the second quarter of 1996 were .29% of average loans compared with .28% in the first quarter of 1996. The allowance for credit losses as a percent of loans was 2.42% at June 30, 1996. Based on the loan portfolio's current risk profile, management does not expect to record a provision for credit losses during the remainder of 1996.

BUSINESS STRATEGIES The financial services industry is challenged by intense competition. Loan pricing and credit standards are under competitive pressure as lenders seek to leverage capital and capital markets are becoming more accessible to a broader range of borrowers. Traditional deposit activities are subject to pricing pressures and customer migration as the competition for consumer investment dollars intensifies among banks and other financial services companies. In this environment, the Corporation's strategic focus is on expanding its consumer banking franchise and fee-based businesses, leveraging national distribution capabilities and utilizing technology to enhance delivery capabilities and control costs.

In Consumer Banking, which contributes 51% of total line of business earnings, changes in consumer preferences and technological advancements are transforming the way the Corporation delivers products and services. Traditional delivery channels, such as retail branches, are being downsized and replaced with more technologically advanced, cost-efficient means such as telebanking, automated teller machines ("ATMs") and on-line banking through personal computers.

The retail branch network has been reduced from 955 branches at December 31, 1995 to 927 at June 30, 1996 and is expected to approximate 820 by year-end 1996. Since establishing the centralized telebanking facility, approximately 240 full-time equivalent ("FTE") employees were added to expand telebanking capabilities. The Corporation manages the fifth largest network of ATMs in the United States consisting of approximately 1,800 machines, 960 of which are located at non-branch sites. By year-end 1996, management expects to have approximately 2,100 machines, 1,250 of which will be located at non-branch sites.

The agreement with the AAA gives the Corporation the exclusive right to offer certain financial products and services to the organization's 34 million members. This agreement represents a significant opportunity for the Corporation to further expand the national distribution of a wide array of consumer products and services. Substantially all of these will be offered though alternative distribution channels thereby leveraging the infrastructure in place.

The Corporation continues to emphasize the growth of fee-based businesses, particularly asset management and corporate finance. The Corporation's asset management capabilities are among the largest in the country. Asset Management's initiatives focus on growing internally and through acquisitions. For example, the BlackRock Financial Management L.P. ("BlackRock") acquisition in the first quarter of 1995 added $25 billion of assets under management and the establishment of CastleInternational, in the first quarter of 1996, expanded international asset management capabilities. The Corporation is the second largest U.S. bank manager of mutual funds and one of the largest mutual fund service providers. During the first half of 1996, discretionary assets under management increased $8 billion to $104 billion and total assets under administration increased $23 billion to $305 billion. This growth reflects success in attracting new institutional and mutual fund servicing relationships and growth in the value of assets administered. Compass Capital Funds(SM), the Corporation's proprietary mutual funds family, consists of 28 fund portfolios with more than $10.8 billion of assets. These funds provide investors with a full range of equity, bond and money market investment options. In recognition of their risk-adjusted performance, the institutional class of 7 of 13 ranked portfolios received a four or five star rating from Morningstar.

Corporate Banking initiatives focus is on developing alternatives to traditional balance sheet leverage including delivering treasury management, employee benefit, capital markets, sophisticated risk management and other products and services sought by corporate customers. Total fee-based revenues in Corporate Banking increased 6.6% in the first six months of 1996 compared to the prior-year period reflecting these initiatives. Investments in syndication capabilities contributed to a 7% increase in agented transactions and a doubling of fee revenue and volumes underwritten.

In the Mortgage Banking line of business, the focus is on consolidating operations and utilizing technology to enhance the efficiency of the operating platform. Mortgage Banking also continues to expand its origination capabilities leveraging the Corporation's branch distribution network and private banking capabilities and by pursuing strategic third party alliances. For example, nine regional production processing centers have been consolidated into four sites and duplicative and overlapping functions at the Corporation's two mortgage servicing centers have been centralized.

The focus in Real Estate Banking is on expanding fee-based revenue through distribution of debt to private and institutional investors through syndication, private placements and securitization activities. Real Estate Banking is among the largest real estate syndicators in the country and recently participated in its first commercial mortgage-backed securitization issuance.

The Corporation believes the successful execution of its business strategies will create a higher quality, more stable earnings stream resulting in increased shareholder value. Such success depends on many factors including customers' acceptance of the Corporation's alternative delivery systems and products and services, responses of competitors, including their technological advancements, continued successful integration of the Midlantic acquisition, and future economic conditions.


                                                             PNC BANK CORP.  3

LINE OF BUSINESS RESULTS

For purposes of reporting line of business results, the Corporation has designated the following five lines of business:

o CONSUMER BANKING provides a wide range of financial products and services to individuals and small businesses through a network of community banking offices, alternative delivery systems such as the Direct Bank and ATMs and regional banking centers.

o CORPORATE BANKING provides financial services to businesses and government entities within the Corporation's primary markets, as well as from a network of offices located in major U.S. cities.

o MORTGAGE BANKING activities include acquisition, origination, securitization and servicing of residential mortgages, as well as retention of selected loans in the portfolio.

o REAL ESTATE BANKING provides services to small, middle market and large customers seeking short- and intermediate-term credit for construction, acquisition and holding of commercial or residential real estate projects.

o ASSET MANAGEMENT, through one unified money management organization, provides liquidity, fixed-income, equity management and servicing for institutions and mutual funds and customers of Consumer Banking and Corporate Banking.

The Corporation evaluates the performance of lines of business through a management accounting process which uses various methods of balance sheet and income statement allocations, transfers and assignments. Line of business results presented herein reflect each line of business as if it operated on a stand-alone basis. These results are not necessarily comparable to similar results for other financial services institutions and differ from financial statements prepared in accordance with generally accepted accounting principles.

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

LINE OF BUSINESS
                                                                                                                     Return on
                                            Average Assets            Revenue (1)              Earnings           Assigned Capital
Six months ended June 30                --------------------------------------------------------------------------------------------
Dollars in millions                         1996       1995        1996        1995        1996        1995       1996       1995
- ------------------------------------------------------------------------------------------------------------------------------------
Consumer Banking                         $39,326    $36,346      $1,117        $987        $255        $206         23%        21%
Corporate Banking                         17,307     16,106         426         399         148         118         14         13
Mortgage Banking                          13,462     11,799         193         189          32          25         10          9
Real Estate Banking                        3,830      3,820          89         100          43          42         14         14
Asset Management                             423        276         116          84          24          17         43         44
                                        ---------------------------------------------------------------------
   Total lines of business                74,348     68,347       1,941       1,759         502         408         18         16
Asset/liability management activities     (3,555)     5,936         (28)        (69)        (23)        (56)
Unallocated provision                                                                        41          35
Other unallocated items                    1,294        809         (19)         (5)        (34)        (14)
                                        ---------------------------------------------------------------------
   Total                                 $72,087    $75,092      $1,894      $1,685        $486        $373         17          13
- ------------------------------------------------------------------------------------------------------------------------------------

     (1) Revenue is fully-taxable equivalent net interest income and fee-based income


PNC BANK CORP.  4
corporate financial review

CONSUMER BANKING                               Community Banking            Private Banking                  Total
Six months ended June 30                   --------------------------------------------------------------------------------
Dollars in millions                            1996         1995          1996          1995           1996          1995
- ---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $779         $695           $45           $39           $824          $734
Noninterest income                              165          146           128           107            293           253
                                           --------------------------------------------------------------------------------
    Total revenue                               944          841           173           146          1,117           987
Provision                                        51           29                                         51            29
Noninterest expense                             545          538           120           105            665           643
                                           --------------------------------------------------------------------------------
    Pretax earnings                             348          274            53            41            401           315
Income taxes                                    126           94            20            15            146           109
                                           --------------------------------------------------------------------------------
    Earnings                                   $222         $180           $33           $26           $255          $206
                                           --------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                       $15,001      $12,911        $2,251        $1,817        $17,252       $14,728
Assigned assets                              20,805       20,681                                     20,805        20,681
Other assets                                    850          513           419           424          1,269           937
                                           --------------------------------------------------------------------------------
    Total assets                            $36,656      $34,105        $2,670        $2,241        $39,326       $36,346
                                           --------------------------------------------------------------------------------

Net deposits                                $34,494      $32,025        $1,609        $1,411        $36,103       $33,436
Assigned funds                                                             176           106            176           106
Other funds                                     221          328           623           493            844           821
Assigned equity                               1,941        1,752           262           231          2,203         1,983
                                           --------------------------------------------------------------------------------
    Total funds                             $36,656      $34,105        $2,670        $2,241        $39,326       $36,346
                                           --------------------------------------------------------------------------------

PERFORMANCE RATIOS

After-tax profit margin                          24%          21%           19%           18%            23%           21%
Efficiency                                       58           64            69            72             60            65
Return on assigned equity                        23           21            26            23             23            21
- ---------------------------------------------------------------------------------------------------------------------------

Consumer Banking includes: Community Banking which serves small business customers and all other consumers who use traditional branch and direct banking services; and Private Banking which provides affluent customers with personal and charitable trust, brokerage and specialized retail banking financial services.

Consumer Banking earnings accounted for approximately 51% of line of business earnings in the first half of 1996 and 1995. Earnings increased 24% in the period-to-period comparison due to the Chemical acquisition, higher net interest income and consumer service fees while operating expenses remained relatively stable.

Average loans in the Consumer Bank increased 17% in the comparison, or 5% excluding the Chemical acquisition. Net charge-offs were $51 million in the first half of 1996 compared with $29 million in the prior-year period. The increase was primarily due to higher credit card charge-offs and acquisitions. Consumer net charge-offs and delinquencies improved in the second quarter of 1996 compared with the first quarter of 1996 and the fourth quarter of 1995.

Earnings for Community Banking, which includes the Direct Bank's alternative delivery channels, increased 23% to $222 million as revenues grew 12%. Growth in net interest income was primarily attributable to an increase in earning assets from the Chemical acquisition. Excluding the impact of credit card and merchant services alliances, Community Banking noninterest income increased $34 million or 27% in the period-to-period comparison. Fee-based revenue growth was attributable to a broad base of products and services including deposit accounts, ATM transactions and insurance. Expenses in this segment were essentially unchanged as the effect of costs associated with the Chemical acquisition were offset by lower Federal deposit insurance premiums.

Earnings from Private Banking increased 27% in the first six months of 1996 as new trust business and higher brokerage revenue more than offset expense growth from sales and marketing activities.

The Corporation continues to undertake initiatives to offer Consumer Banking products and services nationally by leveraging its alternative delivery systems. Through the Direct Bank, products and services are offered via the telebanking center, ATMs and personal computers. Cost savings from the rationalization of the traditional branch delivery network are being reinvested in these initiatives.

In January 1996, an agreement was reached with AAA to exclusively offer financial products and services to the organization's 34 million members. The agreement provides for an initial term of ten years, with two five-year renewal


                                                             PNC BANK CORP.  5
options. A full range of consumer products and services will be offered including credit card, automobile, student, home equity and residential mortgage loans, as well as deposit account and money market mutual funds. Beginning in the second half of 1996, these products and services will be marketed in conjunction with AAA as AAA member clubs enroll and will be delivered primarily through the Corporation's direct banking channels.

In connection with AAA initiatives, the Corporation canceled an agreement under which a third party provided administrative and marketing services for the Corporation's credit card business. Under the agreement, the third party received fee income and incurred costs related to providing these services. As a result of canceling this agreement such amounts will be reflected in the Corporation's results of operations in subsequent periods. Management does not expect the financial impact to be material.


CORPORATE BANKING                  Middle Market           Large Corporate      Equity Management             Total
Six months ended June 30     -----------------------------------------------------------------------------------------------
Dollars in millions              1996        1995         1996        1995       1996       1995         1996        1995
- ----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income              $225        $235          $51         $45        $(2)       $(2)        $274        $278
Noninterest income                 87          85           26          21         39         15          152         121
                             -----------------------------------------------------------------------------------------------
   Total revenue                  312         320           77          66         37         13          426         399
Provision                          (2)         19            2           1                                             20
Noninterest expense               156         156           40          31          5          2          201         189
                             -----------------------------------------------------------------------------------------------
   Pretax earnings                158         145           35          34         32         11          225         190
Income taxes                       57          57            9          11         11          4           77          72
                             -----------------------------------------------------------------------------------------------
   Earnings                      $101         $88          $26         $23        $21         $7         $148        $118
                             -----------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                         $12,228     $11,765       $4,029      $3,662        $42        $32      $16,299     $15,459
Other assets                      505         396          328          98        175        153        1,008         647
                             -----------------------------------------------------------------------------------------------
   Total assets               $12,733     $12,161       $4,357      $3,760       $217       $185      $17,307     $16,106
                             -----------------------------------------------------------------------------------------------
Net deposits                   $1,781      $1,756         $416        $326                             $2,197      $2,082
Assigned funds                  8,781       8,506        3,471       2,994       $130       $115       12,382      11,615
Other funds                       589         463            5          23         23         14          617         500
Assigned equity                 1,582       1,436          465         417         64         56        2,111       1,909
                             -----------------------------------------------------------------------------------------------
   Total funds                $12,733     $12,161       $4,357      $3,760       $217       $185      $17,307     $16,106
                             -----------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin            32%         28%          34%         34%        57%        56%          35%         30%
Efficiency                         50          49           51          47         12         15           47          47
Return on assigned equity          13          12           11          11         66         27           14          13
- ----------------------------------------------------------------------------------------------------------------------------

Corporate Banking includes: Middle Market customers with annual sales of $5 million to $250 million and those in certain specialized industries; Large Corporate customers having annual sales of more than $250 million; and Equity Management which includes private equity investments.

Corporate Banking's earnings contributed 29% of total line of business earnings in the first six months of 1996 and 1995. Corporate Banking earnings increased $30 million, or 25%, primarily due to higher venture capital gains and a lower provision allocation. Net interest income was relatively flat in the comparison as narrower spreads offset earnings from a $840 million increase in average loans. Excluding venture capital gains, Corporate Banking fee-based revenue increased 6.6% due to expanded treasury management, corporate finance, and retirement and investment service activities.

Corporate Banking's traditional spread-based lending business is under intense competition from banks and nonbanks seeking opportunities to extend credit in a market with declining demand and narrowing spreads.

Corporate Banking is characterized by higher levels of assigned capital due to the amount of balance sheet leverage. The Corporation expects revenue in this line of business to be generated increasingly from fee-based sources to reduce the amount of assigned capital and improve returns from activities such as treasury management, capital markets and employee benefit plan services for its Large Corporate and Middle Market customers. Corporate Banking's capital markets capabilities continue to be expanded to meet the changing needs of its client base. The Corporation has also significantly expanded product capabilities in the merger and acquisitions advisory, private placement, interest rate risk management and leasing product areas and is currently evaluating long-term opportunities in expanded corporate underwriting activities. Investments in the Corporation's syndications capabilities contributed to a 7% increase in agented transactions and a doubling of fee revenue and volume underwritten over the same period last year.


PNC BANK CORP.  6
corporate financial review

MORTGAGE BANKING
Six months ended  June 30
Dollars in millions                        1996         1995
- ---------------------------------------------------------------
INCOME STATEMENT
Net interest income                        $109          $76
Noninterest income                           84          113
                                      -------------------------
    Total revenue                           193          189
Provision                                     3            2
Noninterest expense                         140          147
                                      -------------------------
    Pretax earnings                          50           40
Income taxes                                 18           15
                                      -------------------------
    Earnings                                $32          $25
                                      -------------------------

AVERAGE BALANCE SHEET
Loans                                   $11,262      $10,094
Other assets                              2,200        1,705
                                      -------------------------
    Total assets                        $13,462      $11,799
                                      -------------------------

Net deposits                             $2,374       $2,616
Assigned funds                            8,519        7,768
Other funds                               1,908          868
Assigned equity                             661          547
                                      -------------------------
    Total funds                         $13,462      $11,799
                                      -------------------------

PERFORMANCE RATIOS
After-tax profit margin                      16%          13%
Efficiency                                   73           78
Return on assigned equity                    10            9
- ---------------------------------------------------------------

Mortgage Banking contributed 6% of line of business earnings in 1996 and 1995. Earnings increased 28% to $32 million for the first six months of 1996 compared with the year-earlier period, primarily due to higher net interest income from a $1.2 billion increase in portfolio loans. Noninterest income from the Corporation's mortgage origination and servicing activities declined $29 million primarily as a result of lower sales of servicing rights. Losses on instruments used to hedge the economic value of mortgage servicing rights ("MSR"). Were offset by lower MSR amortization. Mortgage Banking results reflect the impact of significant noncash items. Excluding the effect of these items, cash returns currently exceed the Corporation's required return for this line of business.

MORTGAGE SERVICING PORTFOLIO
In millions                                    1996       1995
- ---------------------------------------------------------------
January 1                                   $37,299    $40,389
   Originations                               2,984      2,334
   Acquisitions                               3,737        120
   Repayments                                (3,324)    (1,962)
   Sales                                        (75)    (2,726)
                                           --------------------
     June 30                                $40,621    $38,155
- ---------------------------------------------------------------

During the first six months of 1996, the Corporation funded $3.0 billion of residential mortgages of which 63% represented new financing. The comparable amounts were $2.3 billion and 90%, respectively, in the first six months of 1995.

At June 30, 1996, the Corporation's mortgage servicing portfolio totaled $40.6 billion, had a weighted-average coupon rate of 7.93% and an estimated fair value of $486 million. The servicing portfolio included $28.1 billion of loans serviced for others with a fair value of $411 million. Capitalized MSR totaled $323 million at June 30, 1996.

The value of MSR is affected, in part, by changes in interest rates. If interest rates decline and the rate of prepayment increases, the underlying servicing fee income stream and related MSR fair value would be reduced. In a period of rising interest rates, a converse relationship would exist. The Corporation seeks to manage this risk by using financial instruments whose values move in the opposite direction of MSR value changes.

The mortgage banking business continues to be affected by intense competition and, as a result of higher interest rates, lower demand for mortgage originations. In this environment, the Corporation continues to pursue several strategic objectives including the use of advanced, cost-effective technologies, leveraging processing, underwriting and servicing capabilities and entering into alliances with third parties to expand the reach of its distribution network.

                                                            PNC BANK CORP.  7

REAL ESTATE BANKING
Six months ended June 30
Dollars in millions                           1996       1995
- ---------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $82        $89
Noninterest income                               7         11
                                          ---------------------
   Total revenue                                89        100
Provision                                        7          5
Noninterest expense                             19         27
                                          ---------------------
   Pretax earnings                              63         68
Income taxes                                    20         26
                                          ---------------------
   Earnings                                    $43        $42
                                          ---------------------

AVERAGE BALANCE SHEET
Loans                                       $3,895     $3,914
Other assets                                   (65)       (94)
                                          ---------------------
   Total assets                             $3,830     $3,820
                                          ---------------------

Net deposits                                  $134       $141
Assigned funds                               3,098      3,086
Other funds                                     (6)       (11)
Assigned equity                                604        604
                                          ---------------------
   Total funds                              $3,830     $3,820
                                          ---------------------

PERFORMANCE RATIOS
After-tax profit margin                         48%        42%
Efficiency                                      22         27
Return on assigned equity                       14         14
- ---------------------------------------------------------------

Real Estate Banking contributed 9% of line of business earnings in the first six months of 1996 compared with 10% in the first six months of 1995. Merger-related efficiencies as well as the decline in workout expenses due to lower levels of nonperforming assets more than offset lower revenues. Revenues in 1995 include a nonrecurring gain on Midlantic's sale of assets held for accelerated disposition.

Real Estate Banking has been driven by balance sheet leverage and required significant levels of assigned capital. A significant initiative in this line of business is to alter the business mix to reduce assigned capital and improve returns. Such initiatives include expanding fee-based revenue through distribution of debt to institutional investors through loan syndications, private placements and securitization. It is one of the five largest real estate syndicators in the U.S. having a leading role in over $800 million of syndication volume in the first half of 1996. In addition, Real Estate Banking participated in its first commercial mortgage-backed securitization issuance in June 1996.

ASSET MANAGEMENT
Six months ended June 30
Dollars in millions                             1996     1995
- ---------------------------------------------------------------
INCOME STATEMENT
Net interest income                              $(3)     $(2)
Noninterest income                               119       86
                                              -----------------
    Total revenue                                116       84
Noninterest expense                               77       56
                                              -----------------
    Pretax earnings                               39       28
Income taxes                                      15       11
                                              -----------------
    Earnings                                     $24      $17
                                              -----------------

AVERAGE BALANCE SHEET
Loans                                            $86      $51
Other assets                                     337      225
                                              -----------------
    Total assets                                $423     $276
                                              -----------------

Net deposits                                    $163     $101
Assigned funds                                   110       64
Other funds                                       31       32
Assigned equity                                  119       79
                                              -----------------
    Total funds                                 $423     $276
                                              -----------------

PERFORMANCE RATIOS
After-tax profit margin                           21%      20%
Efficiency                                        66       67
Return on assigned equity                         43       44
- ---------------------------------------------------------------

Asset Management contributed 5% of line of business earnings in the first six months of 1996 compared with 4% a year ago. Noninterest income increased 38% due to growth in mutual fund and personal trust services, an increase in the value of administered assets and the acquisition of BlackRock. Noninterest expense increased primarily due to BlackRock and an increase in compensation.


PNC BANK CORP.  8
corporate financial review


Assets under administration increased $62 billion to $305 billion compared with a year ago. Discretionary assets under management totaled $104 billion at June 30, 1996 compared with $89 billion a year ago. At June 30, 1996, the composition of discretionary assets under administration was 46% fixed income, 28% money market, 25% equity and 1% other assets.

ASSETS UNDER ADMINISTRATION

June 30                                                 Non-
In billions                  Discretionary     Discretionary     Total
- -----------------------------------------------------------------------
1996
Mutual funds                           $43              $143      $186
Personal and charitable                 31                17        48
Institutional                           30                41        71
                                   ------------------------------------
   Total                              $104              $201      $305
- -----------------------------------------------------------------------

1995
Mutual funds                           $42              $102      $144
Personal and charitable                 28                13        41
Institutional                           19                39        58
                                   ------------------------------------
 Total                                 $89              $154      $243
- -----------------------------------------------------------------------

New business resulted, in part, from the strong performance of investment products relative to respective benchmarks. During the first half of 1996, BlackRock's marketing of its institutional management capabilities resulted in the addition of over $7 billion in new business. In addition, CastleInternational, the Corporation's newly created international equity manager in Edinburgh, Scotland now manages over $1 billion of assets.

The mutual fund servicing business unit continues to attract new business in a consolidating market, benefiting from its long-standing association with innovative and growing fund families. Revenues in the mutual fund servicing unit increased 28% in the comparison.

Revenue and earnings from asset management and mutual fund servicing are included in Asset Management. Revenue and earnings from marketing asset management products, trust and employee benefit services to Corporate Banking and Consumer Banking customers are included in those lines of business.

The following table reconciles total asset management revenue and earnings with consolidated asset management and trust amounts.

                                      Revenue
                             -----------------------------
Six months ended June 30        Fees and
In millions                  Commissions    Other    Total    Earnings
- ------------------------------------------------------------------------
1996

Asset Management                    $118      $(2)    $116         $24
Consumer Banking                      97        4      101          24
Corporate Banking                     30        6       36           4
                                   -------------------------------------
   Total                            $245       $8     $253         $52
- ------------------------------------------------------------------------

1995

Asset Management                     $82       $2      $84         $17
Consumer Banking                      89        5       94          18
Corporate Banking                     28        4       32           6
                                   -------------------------------------
   Total                            $199      $11     $210         $41
- ------------------------------------------------------------------------

These sources of revenue are primarily affected by the volume of new business and the value of assets managed or serviced, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or financial markets may adversely affect revenue.

CONSOLIDATED INCOME STATEMENT REVIEW

INCOME STATEMENT HIGHLIGHTS

                                                     Change
 Six months ended June 30                      ---------------------
 Dollars in millions           1996     1995    Amount     Percent
- --------------------------------------------------------------------
 Net interest income
   (taxable-equivalent
   basis)                    $1,236   $1,086      $150        13.8%
 Provision for credit
   losses                                  3        (3)     (100.0)
 Noninterest income             658      599        59         9.8
 Noninterest expense          1,130    1,096        34         3.1
 Income taxes                   259      188        71        37.8
 Net income                     486      373       113        30.3
- -------------------------------------------------------------------

Consolidated net income increased 30.3% to $486.4 million for the first six months of 1996 reflecting strong revenue growth and expense control. Total revenue increased 12.4% or $209.5 million to $1.9 billion for the first six months of 1996 due to a wider net interest margin and growth in fee-based businesses.

Taxable-equivalent net interest income increased $150.2 million or 13.8% and, as a percent of total revenue, was 65.3% and 64.5% in the first six months of 1996 and 1995, respectively. The net interest margin widened 60 basis points to 3.72% in the first six months of 1996 compared with 3.12% in the prior-year period.


                                                            PNC BANK CORP.  9

NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                       Average Balances            Interest Income/Expense         Average Yields/Rates
Six months ended June 30                 -------------------------------------------------------------------------------------------
Dollars in millions                         1996      1995    Change       1996     1995   Change        1996     1995    Change
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets

   Short-term investments                 $1,128    $1,187      $(59)       $33      $38      $(5)       5.84%    6.42%      (58) bp
   Loans held for sale                     1,205       493       712         41       19       22        6.88     7.86       (98)
   Securities                             14,779    23,558    (8,779)       473      743     (270)       6.40     6.32         8
   Loans, net of unearned income          48,908    44,240     4,668      1,977    1,857      120        8.06     8.40       (34)
   Other interest-earning assets              10        12        (2)         1        1                 8.04     7.34        70
                                         ----------------------------    --------------------------
     Total interest income/interest-
       earning assets                     66,030    69,490    (3,460)     2,525    2,658     (133)       7.64     7.65        (1)
Noninterest-earning assets                 6,057     5,602       455
                                       ------------------------------
     Total assets                        $72,087   $75,092   $(3,005)
                                       ------------------------------
Interest-bearing liabilities

   Interest-bearing deposits             $35,627   $35,182      $445        721      736      (15)       4.07     4.21       (14)
   Borrowed funds                          7,819    14,018    (6,199)       221      437     (216)       5.63     6.22       (59)
   Notes and debentures                   11,487     9,848     1,639        338      307       31        5.86     6.24       (38)
                                        -----------------------------   ---------------------------
     Total interest expense/interest-
        bearing liabilities               54,933    59,048    (4,115)     1,280    1,480     (200)       4.67     5.03       (36)
                                                                        ---------------------------    ----------------------------
Noninterest-bearing liabilities
   and shareholders' equity               17,154    16,044     1,110
                                        ------------------------------
     Total liabilities and
       shareholders' equity              $72,087   $75,092   $(3,005)
                                        ------------------------------
Interest rate spread                                                      1,245    1,178       67        2.97     2.62        35
Impact of noninterest-bearing
  sources                                                                                                 .78      .76         2
                                                                                                       ----------------------------
   Net interest margin before
     financial derivatives                                                                               3.75     3.38        37
Effect of financial derivatives on
     Interest income                                                         (8)     (78)      70        (.03)    (.22)       19
     Interest expense                                                         1       14      (13)                 .04        (4)
                                                                         --------------------------    ----------------------------
     Total effect of financial
       derivatives                                                           (9)     (92)      83        (.03)    (.26)       23
                                                                        ---------------------------    ----------------------------
     Net interest income                                                 $1,236   $1,086     $150        3.72%    3.12%       60 bp
- ------------------------------------------------------------------------------------------------------------------------------------


The net interest income and margin increases reflect the benefits of the Chemical acquisition and the balance sheet repositioning. These changes, combined with loan growth, benefited the margin as higher-yielding loans replaced lower-yielding securities and rates paid on interest-bearing liabilities declined.

Total interest income declined $132.8 million primarily due to the decline in average securities. Higher earnings from growth in consumer and commercial loans partially offset the impact of the lower securities portfolio. The cost of interest-bearing liabilities declined $200.0 million due to a reduction in higher-cost wholesale funds and an increase in the proportion of retail deposits to total sources of funds. The cost of financial derivatives also declined in the comparison.

The yield on earning assets was relatively flat in the comparison as the benefits of the change in composition of earning assets offset the adverse effect of declining yields on loans. The average rate paid on liabilities declined 36 basis points largely due to the reduction in wholesale funds and an increase in the proportion of retail deposits supporting earning assets.

Net interest income and margin depend on a number of factors including the volume and composition of earning assets and related yields along with the cost of funding such assets. In the first half of 1996 loans comprised 74.1% of the Corporation's earning assets. Accordingly, loan growth and the related yields earned have a significant impact on net interest income. During the first six months of 1996, loan growth and yields earned were tempered by competitive pricing pressures, the Corporation's underwriting standards, return on capital expectations and declining demand. The Corporation expects these conditions to continue. The cost of funding is affected by the composition of and rate paid on sources of funding. Average deposits comprise 63.1% of the Corporation's total sources of funding and the remainder is comprised of wholesale funding obtained at prevailing market rates. The ability to attract and retain deposits will continue to be affected by competition and customer preferences for higher yielding products, such as mutual funds.


PNC BANK CORP.  10
corporate financial review


NONINTEREST INCOME                                Change
Six months ended June 30                    -------------------
Dollars in millions           1996   1995    Amount    Percent
- ---------------------------------------------------------------
Asset management and trust
   Asset management
     services                  $50    $33       $17       51.5%
   Mutual fund services         89     71        18       25.4
   Trust                       106     95        11       11.6
                             ------------------------
     Total asset management
       and trust               245    199        46       23.1

Service fees
   Deposit                     138    117        21       17.9
   Brokerage                    29     20         9       45.0
   Consumer                     28     24         4       16.7
   Corporate finance            29     25         4       16.0
   Credit card and
     merchant services           9     26       (17)     (65.4)
   Insurance                    14     12         2       16.7
   Other                        17     17
                             ------------------------
     Total service fees        264    241        23        9.5
Mortgage banking
   Servicing                    60     61        (1)      (1.6)
   Marketing                    11     13        (2)     (15.4)
   Sale of servicing             1     22       (21)     (95.5)
                             ------------------------
     Total mortgage banking     72     96       (24)     (25.0)
Net securities gains             7      9        (2)     (22.2)
Other                           70     54        16       29.6
                             ------------------------
   Total                      $658   $599       $59        9.8
- ---------------------------------------------------------------

Noninterest income totaled $658.1 million in the first six months of 1996 and increased 9.8% compared with the prior-year period. The growth in noninterest income reflects the Corporation's continuing emphasis on expanding fee-based businesses. Noninterest income accounted for 34.7% of total revenue in the first six months of 1996 and 35.5% a year ago.

The decline in credit card and merchant services reflects the impact of alliances with third parties to provide certain administrative, marketing, data processing and customer support services for these businesses. Generally, the third parties receive fee-based revenues and incur operating costs associated with offering such services. Excluding the impact of these alliances noninterest income increased 13.3%.


NONINTEREST EXPENSE                                  Change
Six months ended June 30                       ------------------
Dollars in millions            1996      1995   Amount   Percent
- -----------------------------------------------------------------
Compensation                   $463      $423      $40       9.5%
Employee benefits               100       106       (6)     (5.7)
                             ---------------------------
   Total staff expense          563       529       34       6.4
Net occupancy                   100        92        8       8.7
Equipment                        86        80        6       7.5
Intangible asset and
   MSR amortization              52        47        5      10.6
Taxes other than income          28        26        2       7.7
Federal deposit insurance         6        48      (42)    (87.5)
Other                           295       274       21       7.7
                             ---------------------------
   Total                     $1,130    $1,096      $34       3.1
- -----------------------------------------------------------------

Noninterest expense increased modestly to $1.1 billion for the first six months of 1996. The increase was substantially due to acquisitions partially offset by lower Federal deposit insurance premiums. Excluding acquisitions, noninterest expense declined 2.4% in the comparison. The efficiency ratio improved to 59.7% in the first six months of 1996 compared with 65.1% in the year-earlier period reflecting effective cost control and higher revenue.

Compensation expenses increased primarily due to acquisitions and incentive compensation in fee-based businesses including asset management and brokerage. Excluding the addition of 300 FTEs in telebanking and asset management, average FTEs for the first six months of 1996 declined 700 to 25,170 due to the integration of Chemical and Midlantic.

Conversion of Midlantic's products and systems are expected to be substantially completed by the end of the third quarter of 1996. Although the extent and timing of cost savings from the integration of Midlantic are dependent on several factors, many of which are outside of management's control, the Corporation continues to believe it will exceed its original estimate of cost savings from the consolidation or elimination of overlapping facilities and operations.

AVERAGE BALANCE SHEET REVIEW

AVERAGE BALANCE SHEET HIGHLIGHTS                     Change
Six months ended June 30                        ------------------
Dollars in millions          1996       1995    Amount   Percent
- ------------------------------------------------------------------
Assets                    $72,087    $75,092   $(3,005)    (4.00)%
Earning assets             66,030     69,490    (3,460)    (4.98)
Loans, net of
  unearned income          48,908     44,240     4,668     10.55
Securities                 14,779     23,558    (8,779)   (37.27)
Deposits                   45,465     44,018     1,447      3.29
Borrowed funds              7,819     14,018    (6,199)   (44.22)
Notes and debentures       11,487      9,848     1,639     16.64
Shareholders' equity        5,766      5,719        47       .82
- ------------------------------------------------------------------


                                                           PNC BANK CORP.  11

Average assets and earning assets totaled $72.1 billion and $66.0 billion, respectively, for the six months ended June 30, 1996 compared with $75.1 billion and $69.5 billion, respectively, in the year-earlier period. The decline was due to the balance sheet repositioning partially offset by loan growth.

AVERAGE LOANS
Six months ended June 30
Dollars in millions                 1996       1995    Change
- ---------------------------------------------------------------
Consumer                         $13,307    $11,562     15.09%
Residential mortgage              11,751     10,347     13.57
Commercial                        16,998     15,380     10.52
Commercial real estate             4,858      5,024     (3.30)
Other                              1,994      1,927      3.48
                                --------------------
  Total, net of unearned
    income                       $48,908    $44,240     10.55
- ---------------------------------------------------------------

Loans increased $4.7 billion, or 10.6%, to $48.9 billion for the six months ended June 30, 1996. Excluding acquisitions, loans increased 5.6% in the comparison. Loans were 74.1% of earning assets in the first six months of 1996 compared with 63.7% a year ago. Securities declined $8.8 billion, or 37.3%, compared with the year-earlier period. Securities represented 22.4% of earning assets compared with 33.9% for the first six months of 1995.

Deposits increased $1.4 billion, or 3.3%, to $45.5 billion in the first six months of 1996 compared with a year ago. The Chemical acquisition, which was completed in October 1995, added $2.7 billion of retail core deposits. The ratio of deposits to sources of funds increased to 63.1% compared with 58.6% a year ago. During the first six months of 1996, the ratio of wholesale funding to sources of funds decreased to 28.5%, compared with 35.1% a year ago.

BALANCE SHEET REVIEW

BALANCE SHEET HIGHLIGHTS                                Change
                         June 30   December 31    --------------------
Dollars in millions         1996          1995      Amount   Percent
- ----------------------------------------------------------------------
Assets                   $71,961       $73,404     $(1,443)    (1.97)%
Loans, net of
  unearned income         49,223        48,653         570      1.17
Securities                14,107        15,839      (1,732)   (10.94)
Deposits                  44,852        46,899      (2,047)    (4.36)
Borrowed funds             7,082         8,665      (1,583)   (18.27)
Notes and debentures      12,243        10,398       1,845     17.74
Shareholders' equity       5,832         5,768          64      1.11
- ----------------------------------------------------------------------

Total assets were $72.0 billion at June 30, 1996 compared with $73.4 billion at year-end 1995. The decline was primarily due to a reduced securities portfolio.

LOANS
                                           June 30   December 31
In millions                                   1996          1995
- -----------------------------------------------------------------
Consumer
   Home equity                              $4,543        $4,541
   Automobile                                3,938         4,236
   Student                                   1,633         1,512
   Credit card                                 987         1,004
   Other                                     2,077         2,246
                                          -----------------------
     Total consumer                         13,178        13,539
Residential mortgage                        12,139        11,689
Commercial
   Manufacturing                             3,474         3,363
   Retail/Wholesale                          3,043         3,148
   Service providers                         2,393         2,402
   Communications                            1,092         1,083
   Financial services                          954         1,082
   Real estate related                       1,385         1,291
   Health care                                 967         1,028
   Other                                     3,988         3,415
                                          -----------------------
     Total commercial                       17,296        16,812
Commercial real estate
   Commercial mortgage                       2,644         2,775
   Medium-term financings                    1,164         1,250
   Construction and development              1,029           889
                                          -----------------------
     Total commercial real estate            4,837         4,914
Lease financing and other                    2,131         2,102
Unearned income                               (358)         (403)
                                          -----------------------
   Total, net of unearned income           $49,223      $48,653
- -----------------------------------------------------------------

Loans outstanding increased $570 million from year-end 1995 to $49.2 billion at June 30, 1996. The composition of the loan portfolio remained relatively consistent in the comparison and continues to be geographically diversified among numerous industries and types of business. Unfunded commitments, net of participations and syndications, increased $4.0 billion, or 11.8%, since year-end 1995. In addition, the Corporation had letters of credit outstanding totaling $4.5 billion at June 30, 1996 and December 31, 1995, primarily consisting of standby letters of credit.

NET UNFUNDED COMMITMENTS
   TO EXTEND CREDIT

                                           June 30    December 31
In millions                                   1996           1995
- ------------------------------------------------------------------
Consumer                                    $8,603         $7,335
Residential mortgage                           827            554
Commercial                                  26,806         24,282
Commercial real estate                         713            751
Other                                          871            892
                                          ------------------------
   Total                                   $37,820        $33,814
- ------------------------------------------------------------------


PNC BANK CORP.  12
corporate financial review

SECURITIES

                               June 30, 1996      December 31, 1995
                          --------------------------------------------
                           Amortized      Fair   Amortized      Fair
In millions                     Cost     Value        Cost     Value
- ----------------------------------------------------------------------
Debt securities
   U.S. Treasury              $3,037    $3,052      $3,211    $3,280
   U.S. Government
    agencies and
    corporations
     Mortgage-related          6,784     6,573       7,510     7,453
     Other                     1,431     1,417       1,030     1,034
   Asset-backed
    private placement            620       620       1,597     1,604
   State and municipal           231       240         343       367
   Other debt
     Mortgage-related            904       891       1,121     1,113
     Other                       932       930         525       525
Corporate stocks and other       380       380         455       457
Associated derivatives                       4                     6
                          --------------------------------------------
     Total                   $14,319   $14,107     $15,792   $15,839
- ----------------------------------------------------------------------

The securities portfolio declined $1.7 billion from year-end 1995 to $14.1 billion at June 30, 1996. The expected weighted average life of the securities portfolio was 3 years and 1 month at June 30, 1996 compared with 2 years and 8 months at year-end 1995.

At June 30, 1996 and December 31, 1995, $5.5 billion and $6.1 billion, respectively, notional value of interest rate swaps and caps were associated with securities available for sale. Securities classified as available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses resulting from such sales would be reflected in the results of operations and would include the fair value of associated financial derivatives.

The securities portfolio included collateralized mortgage obligations and mortgage-backed securities with a fair value of $5.5 billion and $2.0 billion, respectively at June 30, 1996. The characteristics of these securities include principal guarantees, primarily by U.S. Government agencies, and marketability. Expected lives of such securities can vary as interest rates change. In a declining interest rate environment, prepayments on the underlying mortgage securities may accelerate and, therefore, shorten the expected lives. Conversely, expected lives would lengthen in a rising interest rate environment. The Corporation monitors the impact of this risk through the use of an income simulation model as part of the asset/liability management process.

Other U.S. Government agencies and Corporation's securities and asset-backed private placements primarily represent triple A-rated, variable-rate instruments. The interest rates on these instruments float with various indices and are limited by periodic and maximum caps. These securities have an initial specified term. At the end of the initial term, and on a quarterly basis thereafter, the maturity may be extended to a contractual maturity date or the security may be called at the option of the issuer.

Other mortgage-related debt securities consist primarily of private label collateralized mortgage obligations.

FUNDING SOURCES


                                           June 30    December 31
In millions                                   1996           1995
- ------------------------------------------------------------------
Deposits
   Demand, savings and money market        $26,156        $27,145
   Time                                     18,164         18,661
   Foreign                                     532          1,093
                                          ------------------------
     Total deposits                         44,852         46,899
Borrowed funds
   Federal funds purchased                   1,362          3,817
   Repurchase agreements                     2,188          2,851
   Commercial paper                            462            753
   Treasury, tax and loan                    2,550            567
   Other                                       520            677
                                          ------------------------
     Total borrowed funds                    7,082          8,665
Notes and debentures
   Bank notes                                8,697          6,256
   Federal Home Loan Bank                    1,897          2,393
   Other                                     1,649          1,749
                                          ------------------------
     Total notes and debentures             12,243         10,398
                                          ------------------------
       Total                               $64,177        $65,962
- ------------------------------------------------------------------

Total deposits decreased 4.4% to $44.9 billion at June 30, 1996 compared with $46.9 billion at year-end 1995. Demand, savings and money market deposits declined $989 million as consumers sought more attractive yields and due to a seasonal decline in corporate accounts.

Total borrowed funds and notes and debentures was relatively flat in the comparison and the change in composition of these categories reflects actions to utilize the most cost-effective alternatives. The composition of these sources will vary depending on management's evaluation of the most cost-effective funding alternatives.

CAPITAL The access to and cost of funding, new business initiatives including acquisitions, deposit insurance costs, and the level and nature of expanded regulatory oversight depend, in large part, on a financial institution's capital strength. The Corporation manages its capital position primarily through the issuance of debt and equity instruments, treasury stock activities, dividend policies and retained earnings.

The Corporation had a 24 million common share repurchase plan authorized by the board of directors in January 1995. The Corporation discontinued all purchases under that plan with the initiation of the Midlantic merger in July 1995 and during the second quarter of 1996, formally rescinded that plan.


                                                           PNC BANK CORP.  13

During the second quarter, approximately 1.6 million common shares were acquired as part of a systematic program for employee benefit and dividend reinvestment plans.

Management is currently evaluating the Corporation's capital position. Factors being considered include capital adequacy, level of future earnings, balance sheet growth, alternative capital reinvestment opportunities, and composition of capital. Future share repurchases and other capital actions, if any, are dependent on the results of that analysis and board authorization.

RISK-BASED CAPITAL
                                         June 30    December 31
Dollars in millions                         1996           1995
- -----------------------------------------------------------------
Capital components
   Shareholders' equity                   $5,832         $5,768
   Goodwill and other intangibles           (989)          (980)
   Net unrealized securities
    (gains) losses                           141            (26)
                                        ------------------------
     Tier I risk-based capital             4,984          4,762
   Subordinated debt                       1,346          1,370
   Eligible allowance for
    credit losses                            743            750
                                        ------------------------
     Total risk-based capital             $7,073         $6,882
                                        ------------------------
Assets
   Risk-weighted assets and
     off-balance-sheet instruments       $58,990        $59,539
   Average tangible assets                71,571         74,756
                                        ------------------------
Capital ratios
   Tier I risk-based                        8.45%          8.00%
   Total risk-based                        11.99          11.56
   Leverage                                 6.96           6.37
- ----------------------------------------------------------------

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for total risk-based and 3.00% for leverage. However, regulators may require higher capital levels when a bank's particular circumstances warrant. To be classified as well capitalized, regulators require capital ratios of at least 6.00% for Tier I, 10.0% for total risk-based and 5.00% for leverage. At June 30, 1996, the Corporation and each of its bank affiliates were classified as well capitalized.

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

NONPERFORMING ASSETS Nonperforming assets declined $27 million to $509 million at June 30, 1996 compared with $536 million at year-end. The following tables set forth nonperforming assets by category at June 30, 1996 and December 31, 1995 and the changes in nonperforming assets during the first six months of 1996 and 1995.

NONPERFORMING ASSETS
                                          June 30   December 31
Dollars in millions                          1996          1995
- -----------------------------------------------------------------
Nonaccrual loans
   Commercial                                $169          $118
   Commercial real estate
     Commercial mortgage                      127           108
     Real estate project                       30            45
   Consumer                                     6            10
   Residential mortgage                        46            54
                                            ---------------------
     Total nonaccrual loans                   378           335
Restructured loans                              3            23
                                            ---------------------
     Total nonperforming loans                381           358
Foreclosed assets
   Commercial real estate                      85           105
   Residential mortgage                        21            24
   Other                                       22            49
                                            ---------------------
     Total foreclosed assets                  128           178
                                            ---------------------
     Total nonperforming assets              $509          $536
                                            ---------------------
Nonperforming loans to loans                  .77%          .74%
Nonperforming assets to loans and
   foreclosed assets                         1.03          1.10
Nonperforming assets to assets                .71           .73
- -----------------------------------------------------------------

CHANGE IN NONPERFORMING ASSETS
In millions                                  1996        1995
- ---------------------------------------------------------------
January 1                                    $536        $757
Transferred from accrual                      240         203
Acquisitions                                               14
Returned to performing                        (30)        (46)
Principal reductions                         (118)       (162)
Sales                                         (83)        (41)
Charge-offs and valuation adjustments         (36)        (52)
                                            -------------------
   June 30                                   $509        $673
- ---------------------------------------------------------------

At June 30, 1996, $78 million of nonperforming loans were current as to principal and interest compared with $89 million at December 31, 1995.


PNC BANK CORP.  14
corporate financial review


ACCRUING LOANS CONTRACTUALLY
   PAST DUE 90 DAYS OR MORE

                                Amount             Percent of Loans
                       ------------------------------------------------
                       June 30   December 31     June 30   December 31
Dollars in millions       1996          1995        1996          1995
- -----------------------------------------------------------------------
Consumer
   Guaranteed
     student loans         $29           $44        1.78%         2.90%
   Other                    49            51         .44           .44
                         --------------------
     Total consumer         78            95         .61           .72
Residential mortgage        59            63         .49           .54
Commercial                  27            22         .16           .13
Commercial real estate      27            45         .55           .92
                         --------------------
   Total                  $191          $225         .39           .46
- -----------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation allocates reserves to specific problem loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and non-watchlist loans for various credit risk factors.

ALLOWANCE FOR CREDIT LOSSES
In millions                                   1996        1995
- ----------------------------------------------------------------
January 1                                   $1,259      $1,352
Charge-offs                                   (113)       (115)
Recoveries                                      43          53
                                           ---------------------
   Net charge-offs                             (70)        (62)
Provision for credit losses                                  3
Acquisitions                                                 7
                                           ---------------------
   June 30                                  $1,189      $1,300
- ----------------------------------------------------------------

The allowance as a percent of period-end loans and nonperforming loans was 2.42% and 312%, respectively, at June 30, 1996. The comparable year-end 1995 amounts were 2.59% and 352%, respectively.

PROVISION FOR CREDIT LOSSES Favorable economic conditions, combined with management's ongoing attention to asset quality, resulted in a stable level of nonperforming assets and net charge-offs. Based on the loan portfolio's current risk profile, management does not expect to record a provision for credit losses during the remainder of 1996. Should the risk profile of the loan portfolio or the economy deteriorate, asset quality may be adversely impacted and a provision for credit losses may be required.

CHARGE-OFFS AND RECOVERIES
                                                                Percent
                                                          Net        of
Six months ended June 30     Charge-                  Charge-   Average
Dollars in millions            offs    Recoveries        offs     Loans
- ------------------------------------------------------------------------
1996
Consumer
   Credit card                  $27            $3         $24      4.91%
   Other                         50            18          32       .52
                              --------------------------------
     Total consumer              77            21          56       .85
Residential mortgage              4             1           3       .05
Commercial                       27            15          12       .14
Commercial real estate            5             6          (1)     (.04)
                              --------------------------------
   Total                       $113           $43         $70       .29
- ------------------------------------------------------------------------

1995
Consumer
   Credit card                  $16            $3         $13      3.21%
   Other                         34            19          15       .28
                              --------------------------------
     Total consumer              50            22          28       .49
Residential mortgage              6             1           5       .10
Commercial                       44            27          17       .22
Commercial real estate           15             3          12       .48
                              --------------------------------
   Total                       $115           $53         $62       .28
- ------------------------------------------------------------------------

Consumer net charge-offs increased $28 million in the comparison primarily due to acquisitions and an increase in credit card charge-offs.

LIQUIDITY Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and invest in other strategic initiatives. Liquidity risk represents the likelihood the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors and debtholders. Liquidity is managed through the coordination of the relative maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or securitization of assets such as automobile and credit card loans. The ability to raise funds in the capital markets depends on market conditions, capital considerations, credit ratings and investor demand, among other factors.

During the first six months of 1996, cash and due from banks decreased $447 million to $3.2 billion compared with an increase of $34 million during the year-earlier period. Net cash provided by operating activities decreased $193 million in the comparison, primarily due to increases in loans held for sale associated with the Corporation's mortgage banking activities and trading account securities. Cash provided by investing activities decreased to $2.1 billion compared with $2.2 billion provided a year ago. Net cash used by financing activities totaled $2.6 billion in the first six months of 1996 compared with $2.5 billion used a year earlier.


                                                           PNC BANK CORP.  15

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At June 30, 1996, such assets totaled $19.2 billion, of which $8.5 billion was pledged as collateral. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At June 30, 1996, approximately $6.1 billion of residential mortgages were available as collateral for borrowings from the FHLB.

The principal source of the parent company's revenues and cash flow is dividends from its subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of the bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for payment of dividends to PNC Bancorp, Inc. by all bank subsidiaries was $408 million at June 30, 1996. Dividends may also be impacted by capital needs, regulatory requirements and policies, and other factors.

Liquidity for the parent company and its affiliates is also generated through the issuance of securities in public or private markets and lines of credit. Under effective shelf registration statements at June 30, 1996, the Corporation had available $140 million of debt, $300 million of preferred stock and $350 million of securities that may be issued as either debt or preferred stock. In addition, the Corporation had a $500 million unused committed line of credit. Funds obtained from any of these sources can be used for both bank and nonbank activities.

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

An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions employed in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and management's financial and capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.

The Corporation's guidelines provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve month period. At June 30, 1996, based on the results of the simulation model, the Corporation was within these guidelines. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The Corporation also employs interest sensitivity (gap) analyses to assess interest rate risk. A gap analysis represents a point-in-time net position of assets, liabilities and off-balance-sheet instruments subject to repricing in specified time periods. Gap analysis alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates over time do not impact all categories of assets, liabilities and off-balance-sheet instruments equally or simultaneously. The Corporation's limit for the cumulative one-year gap position is 10%. A cumulative asset-sensitive gap position indicates assets are expected to reprice more quickly than liabilities. Alternatively, a cumulative liability-sensitive gap position indicates liabilities are expected to reprice more quickly than assets. At June 30, 1996, the cumulative liability sensitivity of the one-year gap position was 3.8%.

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, various forward-looking statements with respect to earnings per share, costs savings related to the Midlantic acquisition, credit quality and other financial and business matters for 1996 and, in certain instances, subsequent periods. The Corporation cautions that these forward-looking statements


PNC BANK CORP.  16
corporate financial review


are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1996 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Corporation and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer disintermediation; customers' acceptance of the Corporation's products and services; and the extent and timing of legislative and regulatory actions and reforms.

The Corporation's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL DERIVATIVES

The Corporation uses a variety of off-balance-sheet financial derivatives as part of its overall interest rate risk management process to manage the interest rate risk inherent in the Corporation's line of business activity. Financial derivatives involve, to varying degrees, interest rate and credit risk in excess of the amount recognized in the balance sheet, but less than the notional amount of the contract. For interest rate swaps, caps and floors, only periodic cash payments and, with respect to caps and floors, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional value.

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

During the first six months of 1996, the Corporation added $4.3 billion and $2.5 billion notional value of receive-fixed interest rate swaps and interest rate floors, respectively. These contracts are predominantly associated with variable rate loans and are designed to reduce exposure to declining interest rates.

In addition, the Corporation terminated $2.1 billion notional value of receive-fixed index amortizing interest rate swaps and $1.1 billion notional value of pay-fixed interest rate swaps as part of its overall interest rate risk management process. The terminations resulted in a $5.3 million loss and $9.2 million gain respectively, which were deferred and are being amortized as an adjustment to net interest income over remaining periods of 7 months and 12 months, respectively. The following table sets forth the changes in off-balance-sheet financial derivatives during the first six months of 1996.

FINANCIAL DERIVATIVES ACTIVITY
                                                      January 1                                                   June 30
In millions                                                1996    Additions    Maturities    Terminations           1996
- ---------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                       $2,785       $4,302         $(766)                        $6,321
     Receive-fixed index amortizing                       3,211                       (720)        $(2,117)           374
     Pay fixed                                            2,629          278          (694)         (1,148)         1,065
     Basis swaps                                            765           30          (765)                            30
   Interest rate caps                                     5,510           30           (10)                         5,530
   Interest rate floors                                                2,500                                        2,500
                                                       --------------------------------------------------------------------
     Total interest rate risk management                 14,900        7,140        (2,955)         (3,265)        15,820
Mortgage banking activities
   Forward contracts - commitments to purchase loans        431        2,108        (2,194)                           345
   Forward contracts - commitments to sell loans            751        3,114        (3,218)                           647
   Interest rate floors - MSR                               500        1,100                          (800)           800
   Receive-fixed interest rate swaps - MSR                  125                                       (125)
                                                       --------------------------------------------------------------------
     Total mortgage banking activities                    1,807        6,322        (5,412)           (925)         1,792
                                                       --------------------------------------------------------------------
       Total                                            $16,707      $13,462       $(8,367)        $(4,190)       $17,612
- ---------------------------------------------------------------------------------------------------------------------------

                                                            PNC BANK CORP.  17

The following table sets forth the maturity distribution and weighted average interest rates of financial derivatives used for interest rate risk management. The expected maturity distribution is based on contractual terms, except with respect to receive-fixed index amortizing swaps, which are based on implied forward rates. Implied forward rates are derived from the fair value of the underlying financial instrument. Weighted average interest rates represent implied forward rates and contractual rates in effect at June 30, 1996 based on the average outstanding notional amount.

MATURITY DISTRIBUTION AND WEIGHTED AVERAGE
   INTEREST RATES OF FINANCIAL DERIVATIVES
                                                                             Weighted Average Rates
                                                              ------------------------------------------------
                                                                     Expected Based on
                                           Notional Value             Implied Forward        At June 30, 1996
                                        -----------------------------------------------------------------------
                                                      Average
Dollars in millions                    Maturing   Outstanding        Paid    Received        Paid    Received
- ---------------------------------------------------------------------------------------------------------------
Interest rate swaps (1)
   Receive fixed
     1996                                $1,100        $5,871        5.76%       5.56%       5.50%       5.56%
     1997                                   415         5,138        6.31        5.52        5.50        5.52
     1998                                 4,606           772        6.66        5.93        5.51        5.93
     1999 and beyond                        200           167        7.34        6.79        5.51        6.79
                                        ---------
       Total                             $6,321
                                        -----------------------------------------------------------------------
   Receive-fixed index amortizing
     1996                                  $301          $158        5.69%       5.15%       5.52%       5.15%
     1997                                    23            56        6.28        4.99        5.53        4.99
     1998                                    50            36        6.70        4.94        5.54        4.94
                                        ---------
       Total                               $374
                                        ----------------------------------------------------------------------
   Pay fixed
     1996                                  $560          $603        7.01%       5.71%       7.01%       5.49%
     1997                                    90           470        7.15        6.30        7.15        5.52
     1998                                    80           377        7.21        6.73        7.21        5.53
     1999 and beyond                        335           253        7.17        7.06        7.17        5.53
                                        ---------
       Total                             $1,065
                                        ----------------------------------------------------------------------
   Basis swaps
     1996                                                 $30        5.69%       5.78%       5.45%       5.46%
     1997                                                  30        6.20        6.32        5.45        5.46
     1998                                   $30            13        6.56        6.67        5.45        5.46
                                        ---------
       Total                                $30
                                        ----------------------------------------------------------------------
Interest rate caps (2)
     1996                                              $5,530          NM          NM          NM          NM
     1997                                $5,500         4,537          NM          NM          NM          NM
     1998                                                  30          NM          NM          NM          NM
     1999 and beyond                         30             1          NM          NM          NM          NM
                                        ---------
       Total                             $5,530
                                        ----------------------------------------------------------------------
Interest rate floors (3)
     1996                                              $2,500          NM          NM          NM          NM
     1997                                               2,500          NM          NM          NM          NM
     1998                                $1,000         1,648          NM          NM          NM          NM
     1999 and beyond                      1,500           559          NM          NM          NM          NM
                                        ---------
       Total                             $2,500
- --------------------------------------------------------------------------------------------------------------

     (1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 83% were based on 3-month LIBOR, 9% on 1-month LIBOR and the remainder on other short-term indices.
     (2) Interest rate caps with notional values of $5.5 billion and $30 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over 6.50% and 1-month LIBOR over 6.75% , respectively. At June 30, 1996, 3-month LIBOR was 5.58% and the 1-month LIBOR was 5.50%.
     (3) Interest rate floors with notional values of $1 billion and $1.5 billion require the counterparty to pay the Corporation the excess, if any, of 4.80% and 5.00%, respectively, over 3-month LIBOR. At June 30, 1996, 3-month LIBOR was 5.58%.
         NM - not meaningful


PNC BANK CORP.  18
corporate financial review

The following table sets forth by designated assets and liabilities, the notional value, weighted average interest rates exchanged, and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted average interest rates on the variable portion of the contracts are based on implied forward rates.

FINANCIAL DERIVATIVES
June 30, 1996                                                                             Weighted Average Rates
                                                                           Notional       ----------------------       Estimated
Dollars in millions                                                           Value        Paid         Received      Fair Value
- -----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to
         Loans                                                               $5,020        6.13%            5.42%           $(10)
         Short-term investments                                                 200        6.30             7.23               7
       Receive-fixed index amortizing designated to loans                       301        5.63             5.19              (2)
       Pay fixed designated to loans                                            540        7.30             6.36             (19)
     Interest rate caps designated to (2)
       Securities                                                             5,500          NM               NM               8
       Loans                                                                     30          NM               NM
     Interest rate floors designated to loans (3)                             2,500          NM               NM               3
                                                                          ---------                                        ------
         Total asset rate conversion                                         14,091                                          (13)
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to
         Borrowed funds and notes and debentures                                626        5.57             5.73              22
         Interest-bearing deposits                                              475        6.39             6.22              (3)
       Receive-fixed index amortizing designated to interest-bearing
         deposits                                                                73        6.16             5.10              (1)
       Pay fixed designated to borrowed funds and notes and debentures          525        5.46             5.40              (3)
       Basis swaps designated to notes and debentures                            30        6.16             6.27
                                                                          ---------                                        ------
         Total liability rate conversion                                      1,729                                           15
                                                                          ---------                                        ------
           Total interest rate risk management                               15,820                                            2
Mortgage banking activities
   Forward contracts - commitments to purchase loans                            345          NM               NM
   Forward contracts - commitments to sell loans                                647          NM               NM               2
   Interest rate floors - MSR                                                   800          NM               NM               5
                                                                          ---------                                        ------
     Total mortgage banking activities                                        1,792                                            7
                                                                          ---------                                        ------
       Total financial derivatives                                          $17,612                                           $9
- ---------------------------------------------------------------------------------------------------------------------------------

      (1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 83% were based on 3-month LIBOR, 9% on 1-month LIBOR and the remainder on other short-term indices.
      (2) Interest rate caps with notional values of $5.5 billion and $30 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over 6.50% and 1-month LIBOR over 6.75% , respectively. At June 30, 1996, 3-month LIBOR was 5.58% and the 1-month LIBOR was 5.50%.
      (3) Interest rate floors with notional values of $1 billion and $1.5 billion require the counterparty to pay the Corporation the excess, if any, of 4.80% and 5.00%, respectively, over 3-month LIBOR. At June 30, 1996, 3-month LIBOR was 5.58%.
          NM - not meaningful

                                                            PNC BANK CORP.  19

SECOND QUARTER 1996 VS. SECOND QUARTER 1995

Net income for the second quarter of 1996 totaled $248.1 million or $.72 per fully diluted share, compared with $194.0 million or $.56 per fully diluted share a year ago. Return on average assets and average common shareholders' equity improved to 1.38% and 17.33%, respectively, in the second quarter of 1996.

Taxable-equivalent net interest income for the second quarter of 1996 increased $85.2 million to $619.9 million and net interest margin widened to 3.72% compared with $534.7 million and 3.06%, respectively, in the year-earlier period. The increase in net interest income was due to loan growth, the Chemical acquisition and the balance sheet repositioning. The improvement in net interest margin is primarily due to a higher proportion of loans to earning assets and an increase in lower-cost consumer deposits relative to total sources of funds.

Noninterest income increased $23.3 million, or 7.4%, to $336.6 million for the second quarter of 1996 compared with the year-earlier period. Excluding the impact of alliances in credit card and merchant services, noninterest income before securities gains increased 13.1%. Asset management and trust revenue increased $15.4 million or 14.1%, to $124.5 million due to growth in mutual fund and personal trust services and an increase in the value of assets under administration. Discretionary assets totaled $104.5 billion at June 30, 1996 compared with $89.3 billion a year ago.

Service fees increased 12.2% to $133.6 million in the second quarter of 1996. Deposit fees increased $14.1 million primarily due to growth in treasury management revenue and acquisitions. Brokerage and corporate finance fees increased 48.8% and 23.7%, respectively. Credit card and merchant services declined $11.0 million in the quarter-to-quarter comparison as a result of alliances with third parties for these businesses. Excluding this impact service fees increased 23.7%.

Mortgage banking revenue declined in the comparison primarily due to lower servicing sales and the impact of an increasingly competitive market for mortgage originations. Other noninterest income increased $12.6 million to $38.8 million, primarily due to higher venture capital income.

Noninterest expense increased 4.0% compared with the second quarter of 1995, due to acquisitions, investments in alternative delivery capabilities and incentive compensation related to higher levels of fee-based revenue. The increases were partially offset by lower Federal deposit insurance premiums. Excluding acquisitions, noninterest expense declined slightly in the comparison. The efficiency ratio improved to 59.0% for the second quarter of 1996 compared with 64.0% a year ago.

Average earning assets declined $3.1 billion to $66.4 billion compared to the second quarter of 1995 due to initiatives to downsize the securities portfolio and reduce associated wholesale funding. Average securities declined $8.4 billion to $14.7 billion which represents 22.2% of average earning assets compared with 33.3% a year ago. Average loans increased $4.4 billion to $49.2 billion, representing 74.1% of average earning assets compared with 64.4% a year ago. Excluding acquisitions, average loans increased 5.0% in the comparison. Consumer loan growth was tempered by competitive pricing pressures and the Corporation's assessment of national asset quality trends in consumer lending.

Average deposits increased $1.0 billion to $45.4 billion for the second quarter of 1996. Higher levels of retail deposits from acquisitions were partially offset by lower wholesale liabilities. Excluding acquisitions and wholesale deposits, average deposits increased 1.3% in the comparison. Average deposits represented 62.6% of total sources of funds in the second quarter of 1996 compared with 58.9% a year ago.


PNC BANK CORP.  20

CONSOLIDATED STATEMENT OF INCOME


                                                                              Three months ended             Six months ended
                                                                                    June 30                       June 30
                                                                         -------------------------------------------------------
In thousands, except per share data                                           1996           1995          1996          1995
- --------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans and fees on loans                                                   $971,829       $927,370    $1,952,665    $1,814,791
Securities                                                                 232,251        337,595       469,693       682,999
Other                                                                       39,062         29,678        76,122        58,130
                                                                         ------------------------------------------------------
  Total interest income                                                  1,243,142      1,294,643     2,498,480     2,555,920

INTEREST EXPENSE

Deposits                                                                   351,891        390,754       722,874       748,475
Borrowed funds                                                             107,702        226,279       220,159       437,246
Notes and debentures                                                       172,769        154,788       337,810       308,097
                                                                         -------------------------------------------------------
  Total interest expense                                                   632,362        771,821     1,280,843     1,493,818
                                                                         -------------------------------------------------------
  Net interest income                                                      610,780        522,822     1,217,637     1,062,102
Provision for credit losses                                                                 1,500                       3,000
                                                                         -------------------------------------------------------
  Net interest income less provision for credit losses                     610,780        521,322     1,217,637     1,059,102

NONINTEREST INCOME

Asset management and trust                                                 124,515        109,151       245,392       199,519
Service fees                                                               133,598        119,091       263,867       240,563
Mortgage banking                                                            35,758         50,858        71,740        95,581
Net securities gains                                                         3,904          7,966         6,847         9,220
Other                                                                       38,810         26,184        70,301        53,924
                                                                         -------------------------------------------------------
  Total noninterest income                                                 336,585        313,250       658,147       598,807

NONINTEREST EXPENSE

Staff expense                                                              284,281        265,415       562,938       528,816
Net occupancy and equipment                                                 92,182         84,537       185,465       171,271
Intangible asset and MSR amortization                                       28,062         23,855        51,726        47,190
Federal deposit insurance                                                    3,435         24,217         6,625        48,537
Other                                                                      156,362        144,639       323,214       300,200
                                                                         -------------------------------------------------------
  Total noninterest expense                                                564,322        542,663     1,129,968     1,096,014
                                                                         -------------------------------------------------------
  Income before income taxes                                               383,043        291,909       745,816       561,895
Applicable income taxes                                                    134,993         97,956       259,446       188,395
                                                                         -------------------------------------------------------
  Net income                                                              $248,050       $193,953      $486,370      $373,500
                                                                         -------------------------------------------------------

EARNINGS PER COMMON SHARE

Primary                                                                       $.72           $.57         $1.42         $1.09
Fully diluted                                                                  .72            .56          1.41          1.08

CASH DIVIDENDS DECLARED PER COMMON SHARE                                       .35            .35           .70           .70

AVERAGE COMMON SHARES OUTSTANDING

Primary                                                                    343,022        337,458       342,949       339,608
Fully diluted                                                              347,343        342,479       347,306       345,057
- -------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                                                            PNC BANK CORP.  21

CONSOLIDATED BALANCE SHEET


                                                                                                      June 30  December 31
Dollars in millions, except par values                                                                   1996         1995
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                                $3,232       $3,679
Short-term investments                                                                                    841        1,611
Loans held for sale                                                                                     1,053          659
Securities available for sale                                                                          14,107       15,839
Loans, net of unearned income of $358 and $403                                                         49,223       48,653
   Allowance for credit losses                                                                         (1,189)      (1,259)
                                                                                                     ----------------------
   Net loans                                                                                           48,034       47,394
Goodwill and other intangibles                                                                          1,004          997
Mortgage servicing rights                                                                                 323          268
Other                                                                                                   3,367        2,957
                                                                                                     ----------------------
   Total assets                                                                                       $71,961      $73,404
                                                                                                     ======================

LIABILITIES

Deposits
   Noninterest-bearing                                                                                $10,245      $10,707
   Interest-bearing                                                                                    34,607       36,192
                                                                                                     ----------------------
     Total deposits                                                                                    44,852       46,899
Borrowed funds
   Federal funds purchased                                                                              1,362        3,817
   Repurchase agreements                                                                                2,188        2,851
   Commercial paper                                                                                       462          753
   Other                                                                                                3,070        1,244
                                                                                                     ----------------------
     Total borrowed funds                                                                               7,082        8,665
Notes and debentures                                                                                   12,243       10,398
Other                                                                                                   1,952        1,674
                                                                                                     ----------------------
   Total liabilities                                                                                   66,129       67,636

SHAREHOLDERS' EQUITY
Preferred stock - $1 par value
   Authorized: 17,492,925 and 17,529,342 shares
   Issued and outstanding: 812,367 and 848,784 shares
   Aggregate liquidation value: $17 and $17                                                                 1            1
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 342,265,027 and 340,863,348 shares                                                           1,711        1,704
Capital surplus                                                                                           571          545
Retained earnings                                                                                       3,817        3,571
Deferred benefit expense                                                                                  (77          (79)
Net unrealized securities gains (losses)                                                                 (141           26
Common stock held in treasury at cost: 1,630,612 shares                                                   (50
                                                                                                     ----------------------
   Total shareholders' equity                                                                           5,832        5,768
                                                                                                     ----------------------
   Total liabilities and shareholders' equity                                                         $71,961      $73,404
- ---------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP.  22

CONSOLIDATED STATEMENT OF CASH FLOWS


Six months ended June 30
In millions                                                                                               1996        1995
- ----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                                $486        $374
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                                           3
   Depreciation, amortization and accretion                                                                134         113
   Deferred income taxes                                                                                    64          75
   Net securities gains                                                                                     (7)         (9)
   Net gain on sales of assets                                                                             (45)        (32)
   Valuation adjustments                                                                                    (9)         (1)
Net change in
   Loans held for sale                                                                                    (388)       (286)
   Other                                                                                                  (164)         27
                                                                                                       ---------------------
     Net cash provided by operating activities                                                              71         264

INVESTING ACTIVITIES
Net change in loans                                                                                       (428)     (1,192)
Repayment
   Securities available for sale                                                                         1,814         573
   Investment securities                                                                                               884
Sales
   Securities available for sale                                                                         3,242         960
   Loans                                                                                                   170         153
   Foreclosed assets                                                                                        86          46
Purchases
   Securities available for sale                                                                        (3,584)     (1,179)
   Investment securities                                                                                              (133)
   Loans                                                                                                  (479)       (247)
Bulk sales of loans and OREO                                                                                             6
Net cash received in acquisitions                                                                          460          59
Other                                                                                                      806       2,292
                                                                                                       ---------------------
     Net cash provided by investing activities                                                           2,087       2,222

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                           (471)       (456)
   Interest-bearing deposits                                                                            (2,061)        295
   Federal funds purchased                                                                              (2,455)         (1)
Sale/issuance
   Repurchase agreements                                                                                38,696      43,041
   Commercial paper                                                                                      1,073       2,683
   Other borrowed funds                                                                                 43,686      54,876
   Notes and debentures                                                                                  7,157       4,833
   Common stock                                                                                             33          29
Redemption/maturity
   Repurchase agreements                                                                               (39,360)    (40,765)
   Commercial paper                                                                                     (1,364)     (3,333)
   Other borrowed funds                                                                                (41,943)    (55,435)
   Notes and debentures                                                                                 (5,306)     (7,761)
   Preferred stock                                                                                                     (50)
Acquisition of treasury stock                                                                              (50)       (215)
Cash dividends paid to shareholders                                                                       (240)       (193)
                                                                                                       ---------------------
     Net cash used by financing activities                                                              (2,605)     (2,452)
                                                                                                       ---------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                            (447)         34
     Cash and due from banks at beginning of year                                                        3,679       3,412
                                                                                                       ---------------------
     Cash and due from banks at end of period                                                           $3,232      $3,446
- ----------------------------------------------------------------------------------------------------------------------------

CASH ITEMS
   Interest paid                                                                                        $1,382      $1,538
   Income taxes paid                                                                                        90          33
NONCASH ITEMS
   Transfers from loans to foreclosed assets                                                                37          43
- ----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                                                            PNC BANK CORP.  23
notes to consolidated financial statements


ACCOUNTING POLICIES

BUSINESS PNC Bank Corp. provides a broad range of banking and financial services through its subsidiaries to retail consumers, small businesses and corporate customers. PNC Bank Corp. is subject to intense competition from other financial services companies with respect to these services and customers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

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

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses is maintained at a level believed by management to be sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance for credit losses on impaired loans is one component of the methodology for determining the allowance for credit losses.

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


PNC BANK CORP.  24

CHANGE IN ACCOUNTING PRINCIPLES In the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Standard requires that long-lived assets and certain identifiable intangible assets, such as goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured based on the present value of expected future cash flows from the asset and its eventual disposition. The adoption of SFAS No. 121 did not have a material effect on the Corporation's financial position or results of operations.

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued, effective for transactions entered into after December 31, 1996. SFAS No. 125 establishes rules distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management is in the process of evaluating the impact this standard will have on the Corporation's financial position and results of operations.

CASH FLOWS

For the statement of cash flows, the Corporation defines cash and cash equivalents as cash and due from banks. The table below sets forth information pertaining to acquisitions and divestitures which affect cash flows.

Six months ended June 30
In millions                                      1996    1995
- ---------------------------------------------------------------
Assets acquired                                  $538    $912
Liabilities assumed                               501     751
Cash paid                                          37     120
Cash and due from banks received                  497     179
- ---------------------------------------------------------------

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


                                                            PNC BANK CORP.  25
notes to consolidated financial statements


SECURITIES

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which are available for sale, and the fair value of financial derivatives designated to such instruments.

At June 30, 1996 and December 31, 1995, $5.5 billion and $6.1 billion, respectively, notional value of interest rate swaps and caps were associated with securities available for sale.

SECURITIES AVAILABLE FOR SALE                          June 30, 1996                                  December 31, 1995
                                          ------------------------------------------------------------------------------------------
                                                           Unrealized                                   Unrealized
                                         Amortized   --------------------        Fair   Amortized    --------------------      Fair
In millions                                   Cost    Gains       Losses        Value        Cost    Gains       Losses       Value
- ------------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury                            $3,037      $33          $18       $3,052      $3,211      $69                   $3,280
   U.S. Government agencies and
     corporations
       Mortgage-related                      6,784        7          218        6,573       7,510       18          $75       7,453
       Other                                 1,431        1           15        1,417       1,030        5            1       1,034
   Asset-backed private placement              620                                620       1,597        7                    1,604
   State and municipal                         231       10            1          240         343       25            1         367
   Other debt
     Mortgage-related                          904        2           15          891       1,121        2           10       1,113
     Other                                     932        4            6          930         525        3            3         525
Corporate stocks and other                     380        2            2          380         455        4            2         457
Associated derivatives                                    4                         4                    6                        6
                                          ------------------------------------------------------------------------------------------
     Total securities available for sale   $14,319      $63         $275      $14,107     $15,792     $139          $92     $15,839
- ------------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                        June 30    December 31
In millions                                1996           1995
- ---------------------------------------------------------------
Nonaccrual loans                           $378           $335
Restructured loans                            3             23
                                          ---------------------
   Total nonperforming loans                381            358
Foreclosed assets                           128            178
                                          ---------------------
   Total nonperforming assets              $509           $536
- ---------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES

The following table presents changes in the allowance for credit losses:

In millions                                   1996        1995
- ----------------------------------------------------------------
January 1                                   $1,259      $1,352
Charge-offs                                   (113)       (115)
Recoveries                                      43          53
                                           ---------------------
   Net charge-offs                             (70)        (62)
Provision for credit losses                                  3
Acquisitions                                                 7
                                           ---------------------
   June 30                                  $1,189      $1,300
- ----------------------------------------------------------------

FINANCIAL DERIVATIVES

The following table sets forth notional and fair values of financial derivatives.

                               Positive                Negative
                     Notional      Fair     Notional       Fair
In millions             Value     Value        Value      Value
- ----------------------------------------------------------------
JUNE 30, 1996

Interest rate swaps    $2,004       $39       $5,786       $(48)
Interest rate caps      5,530         8
Interest rate           2,500         3
 floors
Mortgage banking
   activities           1,447         7          345
                     -------------------------------------------
    Total             $11,481       $57       $6,131       $(48)
- ----------------------------------------------------------------

DECEMBER 31, 1995

Interest rate swaps    $4,249       $77       $5,141       $(48)
Interest rate caps      5,510         6
Mortgage banking
   activities             769        16        1,038         (4)
                     -------------------------------------------
    Total             $10,528       $99       $6,179       $(52)
- ----------------------------------------------------------------


PNC BANK CORP.  26

SPECIAL CHARGES

In connection with the Midlantic merger, the Corporation recorded special charges totaling $260 million. These charges represented estimated costs of integrating and consolidating branch networks, back office and administrative facilities, professional services and the cost to terminate an interest rate cap position. The following table sets forth changes in accrued special charges:

1996                          Balance at             Balance at
In millions                    January 1   Incurred     June 30
- -----------------------------------------------------------------
Staff related                        $42        $13         $29
Net occupancy                         72         20          52
Equipment                             17          6          11
Professional services                 31         21          10
Other                                 18         11           7
Interest rate cap termination         80         80
                                 --------------------------------
   Total                            $260       $151        $109
- -----------------------------------------------------------------

LITIGATION

A purported class action was filed in 1992 against PNC National Bank ("PNCNB"), regarding certain credit card fees charged to Pennsylvania cardholders. On June 3, 1996, the United States Supreme Court decided a similar case involving another credit card issuer in favor of the issuer. Based on this decision, the plaintiff in the lawsuit against PNCNB moved to dismiss her appeal from the district court's dismissal of the lawsuit, and on June 17, 1996, the Third Circuit Court of Appeals dismissed the appeal, making final the dismissal of the lawsuit.

OTHER FINANCIAL INFORMATION

In connection with the Midlantic merger, notes and debentures of Midlantic with a remaining aggregate principal amount of $364 million have been jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc. Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP. INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                          June 30   December 31
In millions                                  1996          1995
- -----------------------------------------------------------------
ASSETS

Cash and due from banks                    $3,237        $3,678
Securities                                 13,950        15,683
Loans, net of unearned income              49,237        48,583
  Allowance for credit losses              (1,189)       (1,259)
                                         ------------------------
  Net loans                                48,048        47,324
Other assets                                5,592         6,053
                                         ------------------------
  Total assets                            $70,827       $72,738
                                         ------------------------
LIABILITIES

Deposits                                  $44,999       $47,024
Borrowed funds                              6,718         8,093
Notes and debentures                       11,585         9,726
Other liabilities                           1,154         1,167
                                         ------------------------
  Total liabilities                        64,456        66,010
SHAREHOLDER'S EQUITY                        6,371         6,728
                                         ------------------------
  Total liabilities and shareholder's
    equity                                $70,827       $72,738
- -----------------------------------------------------------------

PNC BANCORP. INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Six months ended June 30
In millions                                   1996       1995
- ---------------------------------------------------------------
Interest income                             $2,481     $2,538
Interest expense                             1,242      1,460
                                           --------------------
  Net interest income                        1,239      1,078
Provision for credit losses                                 9
                                           --------------------
  Net interest income less provision

     for credit losses                       1,239      1,069
Noninterest income                             590        556
Noninterest expense                          1,085      1,062
                                           --------------------
  Income before income taxes                   744        563
Applicable income taxes                        263        189
                                           --------------------
  Net income                                  $481       $374
- ---------------------------------------------------------------

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $408 million at June 30, 1996. Dividends may also be impacted by capital needs, regulatory requirements and policies, and other factors.


                                                            PNC BANK CORP.  27
statistical information


AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                   Six months ended June 30
                                                         ---------------------------------------------------------------------------
                                                                          1996                                 1995
                                                         ---------------------------------------------------------------------------
Taxable-equivalent basis                                   Average                    Average     Average                   Average
Average balance in millions, interest in thousands        Balances    Interest   Yields/Rates    Balances    Interest  Yields/Rates
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Short-term investments                                   $1,128     $34,407           6.13%     $1,187     $38,390          6.52%
   Loans held for sale                                       1,205      41,453           6.88         493      19,376          7.86
   Securities

     U.S. Treasury                                           2,539      84,130           6.66       4,361     111,475          5.15
     U.S. Government agencies and corporations               8,474     258,158           6.09      14,573     416,789          5.72
     State and municipal                                       307      15,399          10.03         369      18,752         10.16
     Other debt                                              3,110     106,129           6.79       3,942     133,515          6.76
     Corporate stocks and other                                349      10,854           6.25         313      10,617          6.85
                                                         -----------------------                -----------------------
       Total securities                                     14,779     474,670           6.42      23,558     691,148          5.87
   Loans, net of unearned income
     Consumer                                               13,307     582,696           8.81      11,562     518,444          9.04
     Residential mortgage                                   11,751     437,513           7.45      10,347     382,840          7.40
     Commercial                                             16,998     662,706           7.71      15,380     631,379          8.17
     Commercial real estate                                  4,858     216,991           8.89       5,024     232,617          9.24
     Other                                                   1,994      66,036           6.64       1,927      65,070          6.79
                                                         -----------------------                -----------------------
       Total loans, net of unearned income                  48,908   1,965,942           8.02      44,240   1,830,350          8.28
   Other interest-earning assets                                10         405           8.04          12         431          7.34
                                                         -----------------------                -----------------------
       Total interest-earning assets/interest income        66,030   2,516,877           7.61      69,490   2,579,695          7.43
Noninterest-earning assets
   Allowance for credit losses                              (1,234)                                (1,334)
   Cash and due from banks                                   3,146                                  3,044
   Other assets                                              4,145                                  3,892
                                                         -----------                            -----------
     Total assets                                          $72,087                                $75,092
                                                         -----------                            -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                               $12,630     165,341           2.63     $12,162     176,701          2.93
     Savings                                                 3,580      36,921           2.07       3,835      46,590          2.45
     Other time                                             18,523     496,088           5.38      17,173     463,547          5.44
     Deposits in foreign offices                               894      24,524           5.42       2,012      61,637          6.09
                                                         -----------------------                -------------------------
       Total interest-bearing deposits                      35,627     722,874           4.08      35,182     748,475          4.28
   Borrowed funds
     Federal funds purchased                                 3,216      85,974           5.38       2,431      73,630          6.11
     Repurchase agreements                                   2,901      77,424           5.28       7,418     226,236          6.07
     Commercial paper                                          490      13,394           5.50         848      25,063          5.96
     Other                                                   1,212      43,367           7.15       3,321     112,317          6.77
                                                         -----------------------               --------------------------
       Total borrowed funds                                  7,819     220,159           5.62      14,018     437,246          6.23
   Notes and debentures                                     11,487     337,810           5.86       9,848     308,097          6.27
                                                         -----------------------               --------------------------
       Total interest-bearing liabilities/interest
         expense                                            54,933   1,280,843           4.67      59,048   1,493,818          5.07
Noninterest-bearing liabilities and shareholders'
  equity
   Demand and other noninterest-bearing deposits             9,838                                  8,836
   Accrued expenses and other liabilities                    1,550                                  1,489
   Shareholders' equity                                      5,766                                  5,719
                                                         -----------                           ------------
     Total liabilities and shareholders' equity            $72,087                                $75,092
                                                         -----------              ---------------------------               -------
Interest rate spread                                                                     2.94                                  2.36
     Impact of noninterest-bearing liabilities                                            .78                                   .76
                                                                  ----------------------------            --------------------------
     Net interest income/margin on earning assets                   $1,236,034           3.72%             $1,085,877          3.12%
- ------------------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities.


PNC BANK CORP.  28

                                            1996                                                         1995
        ------------------------------------------------------------------------------------------------------------------------
                   Second Quarter                           First Quarter                            Second Quarter
        ------------------------------------------------------------------------------------------------------------------------
          Average                    Average       Average                     Average      Average                      Average
         Balances     Interest  Yields/Rates      Balances     Interest   Yields/Rates     Balances     Interest    Yields/Rates
        ------------------------------------------------------------------------------------------------------------------------
           $1,155      $17,196          5.99%       $1,102      $17,211          6.29%       $1,042      $19,147           7.37%
            1,260       21,725          6.90         1,150       19,728          6.86           539       10,367           7.70

            2,821       46,571          6.64         2,258       37,559          6.69         4,412       57,478           5.23
            8,385      126,314          6.03         8,564      131,844          6.16        14,177      202,753           5.72
              285        7,261         10.21           330        8,138          9.88           370        9,436          10.21
            2,906       48,960          6.71         3,311       57,169          6.87         3,868       66,694           6.86
              343        5,512          6.46           355        5,342          6.04           310        5,345           6.92
        -------------------------                -------------------------              --------------------------
           14,740      234,618          6.37        14,818      240,052          6.48        23,137      341,706           5.91

           13,243      289,072          8.78        13,370      293,624          8.83        11,603      265,604           9.18
           11,883      219,395          7.40        11,619      218,118          7.51        10,629      195,079           7.34
           17,190      331,768          7.64        16,806      330,938          7.79        15,620      323,284           8.19
            4,831      104,582          8.62         4,885      112,409          9.16         5,016      118,732           9.42
            2,044       33,711          6.48         1,945       32,325          6.66         1,897       32,413           6.85
        -------------------------                -------------------------              --------------------------
           49,191      978,528          7.94        48,625      987,414          8.10        44,765      935,112           8.33
               10          221          8.69            10          184          7.37            12          230           7.59
        -------------------------                -------------------------               -------------------------
           66,356    1,252,288          7.53        65,705    1,264,589          7.69        69,495    1,306,562           7.45

           (1,216)                                  (1,253)                                  (1,317)
            3,196                                    3,095                                    3,191
            4,104                                    4,186                                    3,974
        ------------                             ------------                           ------------
          $72,440                                  $71,733                                  $75,343
        ------------                             ------------                           ------------


          $12,635       80,422          2.56       $12,625       84,919          2.71       $11,819       87,729          2.98
            3,582       17,796          2.00         3,579       19,125          2.15         3,759       23,126          2.47
           18,407      243,554          5.32        18,638      252,534          5.45        17,522      243,905          5.58
              759       10,119          5.27         1,030       14,405          5.53         2,307       35,994          6.17
        -------------------------                -------------------------              --------------------------
           35,383      351,891          4.00        35,872      370,983          4.16        35,407      390,754          4.42

            2,892       37,586          5.23         3,540       48,388          5.50         2,684       41,631          6.22
            3,063       40,465          5.23         2,739       36,959          5.34         7,477      116,282          6.15
              431        5,686          5.31           549        7,708          5.65           621        9,423          6.08
            1,430       23,965          6.71           995       19,402          7.79         3,358       58,943          6.98
        -------------------------                -------------------------              --------------------------
            7,816      107,702          5.50         7,823      112,457          5.74        14,140      226,279          6.36
           11,904      172,769          5.78        11,068      165,041          5.94         9,586      154,788          6.44
        -------------------------                -------------------------              --------------------------
           55,103      632,362          4.59        54,763      648,481          4.75        59,133      771,821          5.16

            9,996                                    9,681                                    8,958
            1,574                                    1,525                                    1,525
            5,767                                    5,764                                    5,727
        ------------                             ------------                           ------------
          $72,440                                  $71,733                                  $75,343
        ------------              ---------------------------              ------------ ------------                ------------
                                        2.94                                     2.94                                     2.29
                                         .78                                      .79                                      .77
                     -------------------------                -------------------------              ---------------------------
                      $619,926          3.72%                  $616,108          3.73%                  $534,741          3.06%
        ------------------------------------------------------------------------------------------------------------------------


                                                            PNC BANK CORP.  29
quarterly report on form 10-Q


Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of July 31, 1996, PNC Bank Corp. had 340,201,381 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Corporate Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                              Page(s)
          ----------------------------------------------------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Statement of Income for the
            three months and six months ended June
            30, 1996 and 1995                               21
          Consolidated Balance Sheet as of June
            30, 1996 and December 31, 1995                  22
          Consolidated Statement of Cash Flows for
            the six months ended June 30, 1996 and
            1995                                            23
          Notes to Consolidated Financial
            Statements                                   24-27
          Average Consolidated Balance Sheet and
            Net Interest Analysis                        28-29

Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    2-20

- ---------------------------------------------------------------


PART II    OTHER INFORMATION
Item 1     Legal Proceedings

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K") includes a description of a purported class action filed against PNC National Bank ("PNCNB"), regarding certain credit card fees charged to Pennsylvania cardholders. On June 3, 1996, the United States Supreme Court decided a similar case involving another credit card issuer in favor of the issuer. Based on this decision, the plaintiff in the lawsuit against PNCNB moved to dismiss her appeal from the district court's dismissal of the lawsuit, and on June 17, 1996, the Third Circuit Court of Appeals dismissed the appeal, making final the dismissal of the lawsuit.

The 1995 Form 10-K also includes a description of a purported class action lawsuit filed against the Corporation and two of its executive officers alleging violations of federal securities laws and common law relating to certain disclosures. On August 7, 1996, the United States District Court for the Western District of Pennsylvania adopted the magistrate judge's recommendation and denied defendants' motion to dismiss as to all claims except the negligent misrepresentation claim, which was dismissed. On the same date, the district court certified the case as a class action consisting of persons who purchased the Corporation's common stock from April 18, 1994 through November 15, 1994.


PNC BANK CORP.  30

Item 4     Submission of Matters for a Vote of Security Holders

An annual meeting of shareholders of the Corporation was held on April 23, 1996, for the purpose of (a) electing 21 directors, (b) approving the PNC Bank Corp. 1996 Executive Incentive Award Plan, and (c) acting upon a shareholder proposal concerning non-employee director retirement benefits.

All 21 nominees were elected and the votes cast for and against/withheld were as follows:

                                         Aggregate Votes
                                 --------------------------------
Nominee                                  For  Against/Withheld
- -----------------------------------------------------------------
Paul W. Chellgren                292,911,832         4,529,714
Robert N. Clay                   292,733,354         4,708,189
George A. Davidson, Jr.          292,924,307         4,517,238
David F. Girard-diCarlo          288,254,187         9,187,357
Dianna L. Green                  292,624,643         4,816,902
Carl G. Grefenstette             292,812,808         4,628,737
Arthur J. Kania                  289,241,520         8,200,024
Bruce C. Lindsay                 292,808,895         4,632,651
W. Craig McClelland              292,834,382         4,607,161
Thomas Marshall                  292,809,117         4,632,425
Donald I. Moritz                 292,686,163         4,755,379
Thomas H. O'Brien                292,596,218         4,845,325
Jackson H. Randolph              292,880,145         4,561,399
James E. Rohr                    292,808,779         4,632,766
Roderic H. Ross                  292,850,889         4,590,655
Vincent A. Sarni                 292,639,182         4,802,363
Garry J. Scheuring               292,873,291         4,568,253
Richard P. Simmons               292,848,649         4,592,895
Thomas J. Usher                  292,864,520         4,577,024
Milton A. Washington             292,852,944         4,588,598
Helge H. Wehmeier                292,868,096         4,573,448
- ---------------------------------------------------------------

The PNC Bank Corp. 1996 Executive Incentive Award Plan was approved, and the votes cast for, against or abstained and the number of broker non-votes were as follows:

- ---------------------------------------------------------------
Aggregate votes for:                               260,838,365
Aggregate votes against:                            32,190,067
Number of abstentions:                               4,375,307
Number of broker non-votes:                             37,807
- --------------------------------------------------------------

The shareholder proposal was not approved, and the votes cast for, against or abstained and the number of broker non-votes were as follows:

- --------------------------------------------------------------
Aggregate votes for:                                76,021,364
Aggregate votes against:                           169,139,322
Number of abstentions:                               7,374,685
Number of broker non-votes:                         44,906,175
- --------------------------------------------------------------

With respect to the above matters, holders of the Corporation's common stock and preferred stock voted together as a single class. The following table sets forth as of the March 4, 1996 record date the number of shares of each class of stock that was issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class:

                                                            Number of
                               Voting Rights          Shares Entitled               Aggregate
Title of Class                 Per Share                      to Vote            Voting Power
- ---------------------------------------------------------------------------------------------
Common Stock                           1                  341,586,811             341,586,811
$1.80 Cumulative
   Convertible
   Preferred Stock
   - Series A                          8                      17,818                 142,544
$1.80 Cumulative
   Convertible
   Preferred Stock
   - Series B                          8                       4,728                  37,824
$1.60 Cumulative
   Convertible
   Preferred Stock
   - Series C                          4/2.4                343,273                 572,121*
$1.80 Cumulative
   Convertible
   Preferred Stock
   - Series D                          4/2.4                466,271                 777,118*
                                                                               -------------
   Total possible votes                                                         343,116,418*

- -----------------------------------------------------------------------------------------

* Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock is entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock is convertible.

                                                            PNC BANK CORP.  31
quarterly report on Form 10-Q

Item 6     Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to the Quarterly Report on Form
10-Q:

  11     Calculation of primary and fully diluted earnings per
           common share for the three months and six months ended June 30, 1996 and 1995.

  12.1 Computation of Earnings to Fixed Charges for the six months ended June 30, 1996 and for each of the five years in the period ended December 31, 1995.

  12.2   Computation of Earnings to Combined Fixed Charges and Preferred
           Stock Dividends for the six months ended June 30, 1996, and for each of the five years in the period ended December 31, 1995.

  27     Financial Data Schedule.

Copies of these Exhibits will be furnished without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net on the Internet.

Since March 31, 1996, the Corporation filed the following current reports on Form 8-K:

Form 8-K dated as of April 17, 1996, reporting the Corporation's consolidated financial results for the three months ended March 31, 1996, filed pursuant to
Item 5.

Form 8-K dated as of July 15, 1996, reporting the Corporation's consolidated financial results for the three months and six months ended June 30, 1996, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 1996, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and Chief Financial Officer


PNC BANK CORP.  32
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

FINANCIAL INFORMATION

Copies of the Corporation's filings with the Securities and Exchange Commission, including Exhibits to the Quarterly Report on Form 10-Q, may be obtained without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net on the Internet.

STOCK LISTING

PNC Bank Corp. common stock is traded on the New York Stock Exchange under the symbol PNC.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the high, low and quarter-end closing sale prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                           Cash
                                                      Dividends
1996 Quarter          High         Low      Close      Declared
- ---------------------------------------------------------------
First          $32.625     $28.375     $30.750            $.35
Second          31.500      28.375      29.750             .35
                                                       -------
   Total                                                  $.70

- --------------------------------------------------------------

1995 Quarter
- --------------------------------------------------------------
First          $25.750     $21.125     $24.375            $.35
Second          28.125      24.250      26.375             .35
Third           28.625      23.625      27.875             .35
Fourth          32.375      26.125      32.250             .35
                                                       -------
   Total                                                 $1.40
- --------------------------------------------------------------

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


                                                           PNC BANK CORP.  33

                                 EXHIBIT INDEX

  11     Calculation of primary and fully diluted earnings per
           common share for the three months and six months ended June 30, 1996 and 1995.

  12.1 Computation of Earnings to Fixed Charges for the six months ended June 30, 1996 and for each of the five years in the period ended December 31, 1995.

  12.2   Computation of Earnings to Combined Fixed Charges and Preferred
           Stock Dividends for the six months ended June 30, 1996, and for each of the five years in the period ended December 31, 1995.

  27     Financial Data Schedule.