Form 10-Q
period 1996-09-30
PNC BANK CORP
filed 1996-11-14
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended September 30, 1996

Page 1 represents a portion of the third quarter 1996 Corporate Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 32.

FINANCIAL HIGHLIGHTS

                                                                                 Three months ended         Nine months ended
                                                                                    September 30               September 30
                                                                              ----------------------------------------------------
                                                                                     1996         1995         1996         1995
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE (Dollars in thousands, except per share data)
   Net interest income (taxable-equivalent basis)                                $616,938     $538,809    $1,852,972   $1,624,686
   Net income                                                                     233,953      210,737       720,323      584,237
   Fully diluted earnings per common share                                            .68          .62          2.08         1.70
   Return on average total assets                                                    1.34%        1.11%         1.35%        1.04%
   Return on average common shareholders' equity                                    16.16        14.43         16.71        13.64
   Net interest margin                                                               3.85         3.09          3.77         3.11
   After-tax profit margin                                                          24.24        24.03         25.19        22.81
   Efficiency ratio                                                                 61.68        62.41         60.34        64.15

AVERAGE BALANCES (In millions)
   Assets                                                                         $69,546      $75,266       $71,234      $75,149
   Earning assets                                                                  63,545       69,458        65,196       69,479
   Loans, net of unearned income                                                   48,713       45,646        48,825       44,713
   Securities                                                                      13,097       22,045        14,214       23,048
   Deposits                                                                        44,716       45,077        45,214       44,374
   Shareholders' equity                                                             5,766        5,802         5,766        5,747
----------------------------------------------------------------------------------------------------------------------------------


                                                                 September 30     June 30     March 31   December 31  September 30
As of or for the three months ended                                      1996        1996         1996          1995          1995
----------------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES (In millions)
   Assets                                                            $69,662      $71,961      $72,668       $73,404      $75,100
   Earning assets                                                     62,533       65,234       66,041        66,772       69,281
   Loans, net of unearned income                                      49,443       49,223       48,800        48,653       45,900
   Securities                                                         11,243       14,107       14,692        15,839       21,514
   Deposits                                                           45,430       44,852       45,621        46,899       43,870
   Shareholders' equity                                                5,798        5,832        5,786         5,768        5,913

SELECTED DATA
   Capital ratios
     Risk-based capital
       Tier I                                                           8.29%        8.45%        8.18%         8.00%        9.11%
       Total                                                           11.79        11.99        11.70         11.56        12.74
     Leverage                                                           7.18         6.96         6.90          6.37         6.98
     Common shareholders' equity to assets                              8.30         8.08         7.94          7.83         7.85
     Average common shareholders' equity to average assets              8.27         7.94         8.01          7.76         7.69
   Asset quality ratios
     Net charge-offs to average loans                                    .30          .29          .28           .45          .15
     Nonperforming loans to loans                                        .76          .77          .76           .74          .96
     Nonperforming assets to loans and foreclosed assets                1.01         1.03         1.10          1.10         1.37
     Nonperforming assets to total assets                                .72          .71          .74           .73          .84
     Allowance for credit losses to loans                               2.33         2.42         2.51          2.59         2.80
     Allowance for credit losses to nonperforming loans               306.11       312.19       328.88        351.68       291.16
   Book value per common share
     As reported                                                      $17.23       $17.07       $16.88        $16.87       $17.55
     Excluding net unrealized securities gains/losses                  17.58        17.49        17.16         16.79        17.67
----------------------------------------------------------------------------------------------------------------------------------

                                                                PNC BANK CORP. 1

CORPORATE FINANCIAL REVIEW

This Corporate Financial Review should be read in conjunction with the unaudited Consolidated Financial Statements of PNC Bank Corp. and subsidiaries ("Corporation" or "PNCBank") included herein and the Corporate Financial Review and audited Consolidated Financial Statements included in the Corporation's 1995 Annual Report.

TABLE OF CONTENTS                                      Page
-----------------------------------------------------------
CORPORATE FINANCIAL REVIEW
   Overview                                              2
   Line of Business Results                              5
   Consolidated Income Statement Review                 10
   Average Balance Sheet Review                         13
   Balance Sheet Review                                 13
   Risk Management                                      15
   Forward-Looking Statements                           18
   Financial Derivatives                                18
   Third Quarter 1996 vs. Third Quarter 1995            22

CONSOLIDATED FINANCIAL STATEMENTS                       23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              26

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST
   ANALYSIS                                             30

QUARTERLY REPORT ON FORM 10-Q                           32

CORPORATE INFORMATION                                   33
----------------------------------------------------------

CORPORATE FINANCIAL REVIEW

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States. It operates five lines of business:
Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking, and Asset Management. Each line of business focuses on specific customer segments and offers financial products and services on a national level and in PNCBank's primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

SUMMARY FINANCIAL RESULTS Earnings for the first nine months of 1996 were $720.3 million or $2.08 per fully diluted share reflecting progress on strategies designed to increase shareholder value. Changes in balance sheet composition benefited net interest income and growth businesses such as asset management, corporate finance, treasury management and brokerage produced strong results. Earnings were adversely affected by a $35.1 million pre-tax charge recorded during the third quarter of 1996 for a special one-time deposit insurance assessment mandated by Congress to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding the assessment, earnings for the first nine months of 1996 were $742.7 million, or $2.15 per fully diluted share, an increase of 27.1% compared with the prior-year period. The following table sets forth a summary of financial results for the first nine months of 1996 and 1995.

Nine months ended September 30                1996        1995
---------------------------------------------------------------
AS REPORTED
Net income (in thousands)                 $720,323    $584,237
Fully diluted earnings per common share       2.08        1.70
Return on
   Average total assets                       1.35%       1.04%
   Average common shareholders' equity       16.71       13.64

EXCLUDING ONE-TIME SAIF ASSESSMENT
Earnings (in thousands)                   $742,718    $584,237
Fully diluted earnings per common share       2.15        1.70
Return on
   Average total assets                       1.39%       1.04%
   Average common shareholders' equity       17.23       13.64
---------------------------------------------------------------

Net interest income increased 14.1% to $1.9 billion and net interest margin widened 66 basis points to 3.77% compared with the first nine months of 1995. These increases were primarily due to loan growth, the Chemical Bank, New Jersey ("Chemical") acquisition and changes in balance sheet composition. The Corporation expects net interest income and margin to increase reflecting the impact of continuing changes in balance sheet composition including credit card portfolio purchases in connection with the American Automobile Association ("AAA") initiative. However, the level of net interest income and margin depends on numerous factors including the overall level of interest rates, composition of earning assets, demand for loan and deposit products and related yields and costs.

At September 30, 1996, total assets were $69.7 billion. Average earning assets declined $4.3 billion in the period-to-period comparison to $65.2 billion. This decline was primarily due to the reduction in securities and related wholesale funding partially offset by a 9.2% increase in loans. Excluding acquisitions, average loans increased 3.9%.


PNC BANK CORP.  2

Noninterest income increased 7.5% to $1.0 billion for the first nine months of 1996. Fee-based revenue growth reflects success of initiatives to expand noninterest revenue sources and was led by asset management, treasury management, brokerage and corporate finance. Management expects to continue initiatives to expand these businesses, however, future growth will depend on many factors including competitive pressures, as well as financial market and general economic conditions.

Noninterest expense increased 5.0% to $1.7 billion, substantially due to the Chemical acquisition and one-time SAIF assessment. Excluding these factors, noninterest expense declined 2.5%. The efficiency ratio improved to 59.1%, excluding the SAIF charge, reflecting the cost savings associated with the Midlantic Corporation ("Midlantic") integration, cost control strategies and lower Bank Insurance Fund premiums. The conversion of Midlantic's products and systems was completed on schedule during the third quarter of 1996, with cost savings ahead of expectations. The level of noninterest expense is expected to increase modestly for the remainder of 1996 reflecting costs to acquire and service AAA-affinity credit card portfolios and other AAA-related initiatives.

The Corporation's asset quality and coverage ratios remained strong. Annualized net charge-offs for the third quarter of 1996 were .30% of average loans compared with .29% for the second quarter of 1996. The allowance for credit losses as a percent of nonperforming loans and total loans was 306% and 2.33%, respectively, at September 30, 1996. Based on the loan portfolio's current risk profile, management does not expect to record a provision for credit losses during the remainder of 1996.

BUSINESS STRATEGIES The financial services industry is challenged by intense competition. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and access to capital markets is available to a broader range of borrowers. Traditional deposit activities are subject to pricing pressures and customer migration as the competition for consumer investment dollars intensifies among banks and other financial services companies. In this environment, PNCBank is focused on building businesses capable of competing independently and producing appropriate returns on invested capital. The Corporation may exit certain businesses where appropriate returns cannot be achieved.


Consumer Banking contributes 51% of total line of business earnings. Changes in consumer preferences and technological advancements are transforming the way the Corporation delivers consumer products and services. Traditional delivery channels, such as retail branches, are being downsized and replaced with more technologically advanced, cost-efficient means such as telebanking, automated teller machines ("ATM") and on-line banking through personal computers. Since year-end 1995, the Corporation has reduced its retail branch network by 12% and anticipates further reductions in its primary geographic markets as telebanking services and the ATM network are expanded.

The agreement with AAA gives PNCBank the exclusive right to offer a wide range of financial products and services to the organization's 35 million members. This agreement represents a unique opportunity for the Corporation to further expand the national distribution of financial products and services. Substantially all of these will be offered through alternative delivery channels thereby leveraging the existing infrastructure. On November 1, 1996 the Corporation purchased a $771 million AAA-affinity credit card portfolio for a premium of 15.16% and continues to evaluate opportunities to acquire the remaining AAA-affinity credit card portfolios totaling approximately $1.5 billion. Management believes these acquisitions will positively impact net interest income and margin and result in higher consumer charge-offs.

The Corporation's asset management business is among the largest in the country. Asset Management's initiatives focus on growing internally by expanding product marketing and distribution channels and through acquisitions. Compass Capital FundsSM, PNCBank's proprietary mutual fund family, are offered throughout the Corporation's retail branch network and marketed nationally through agreements with over 80 brokerage firms. Compass Capital FundsSM consist of 28 fund portfolios with approximately $11 billion in assets. These funds provide investors with a full range of equity, bond and money market investment options.

                                                               PNC BANK CORP. 3

CORPORATE FINANCIAL REVIEW


The BlackRock Financial Management, L.P. ("BlackRock") acquisition in the first quarter of 1995 added $25 billion to assets under management and the establishment of CastleInternational in the first quarter of 1996, expanded international asset management capabilities. The Corporation is the second largest U.S. bank manager of mutual funds and one of the largest mutual fund service providers. During the first nine months of 1996, discretionary assets under management increased $9 billion to $105 billion and total assets under administration increased $29 billion to $311 billion. This growth reflects success in attracting new institutional and mutual fund servicing relationships as well as growth in the value of assets administered.

Corporate Banking strategies are focused on developing fee-based products and services as alternatives to traditional balance sheet leverage. These include syndication, treasury management, employee benefits, private placement, interest rate risk management and capital markets. Fee-based products and services are targeted to industry-based segments such as healthcare, communications, energy, metals and mining and financial institutions. Total fee-based revenues in Corporate Banking increased 25.4% in the first nine months of 1996 compared to the prior-year period reflecting these initiatives.

PNCBank is recognized as an industry leader in treasury management providing collection, disbursement, information management and investment management services. Treasury management emphasizes the use of technology to facilitate electronic commerce and improve productivity and customer service.

In the Mortgage Banking line of business, the focus is on consolidating operations and utilizing technology to enhance origination and operating platform efficiencies. For example, nine regional production processing centers have been consolidated into four sites and duplicative and overlapping functions at the Corporation's two mortgage servicing centers have been centralized. Mortgage Banking also continues to expand origination capabilities by leveraging the Corporation's distribution network and private banking capabilities and by pursuing strategic third party alliances.

The focus in Real Estate Banking is on expanding fee-based revenue by distributing debt to private and institutional investors through syndication, private placement and securitization activities. Real Estate Banking is among the largest real estate syndicators in the country.

As part of the capital management initiatives, the Corporation repurchased
6.2 million shares of common stock in the third quarter of 1996 and, in October 1996, increased the common stock dividend by 5.7%. The Corporation also issued $300 million of preferred stock, the proceeds of which will be used to purchase additional common shares.


PNC BANK CORP. 4

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

Asset/liability management activities reflect the residual of the assignment of wholesale assets and liabilities to the lines of business. These activities also include securities transactions and the impact of financial derivatives used for interest rate risk management. Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies that provide similar products and services. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned will vary from consolidated shareholders' equity.

LINE OF BUSINESS

                                                                                                                      Return on
Nine months ended September 30             Average Assets              Revenue*               Earnings           Assigned Capital
                                        ------------------------------------------------------------------------------------------
Dollars in millions                         1996       1995        1996        1995        1996        1995       1996       1995
----------------------------------------------------------------------------------------------------------------------------------
Consumer Banking                         $39,221    $36,551      $1,655      $1,506        $368        $332         23%        22%
Corporate Banking                         16,959     16,131         633         598         215         180         14         13
Real Estate Banking                        3,825      3,866         135         146          69          54         15         12
Mortgage Banking                          13,596     12,096         284         295          38          39          8          9
Asset Management                             422        321         174         133          36          25         41         40
                                        --------------------------------------------------------------------
   Total lines of business                74,023     68,965       2,881       2,678         726         630         17         16
Asset/liability management activities     (3,906)     5,222         (10)       (126)        (13)        (99)
Unallocated provision                                                                        65          49
SAIF assessment                                                                             (22)
Other unallocated items                    1,117        962         (12)         10         (36)          4
                                        --------------------------------------------------------------------
   Total                                 $71,234    $75,149      $2,859      $2,562        $720        $584         17         14
----------------------------------------------------------------------------------------------------------------------------------

* Revenue is the sum of fully-taxable equivalent net interest income and fee-based income


                                                               PNC BANK CORP. 5

CORPORATE FINANCIAL REVIEW

CONSUMER BANKING
Nine months ended September 30         Community Banking           Private Banking                  Total
                                    ---------------------------------------------------------------------------------
Dollars in millions                     1996         1995          1996           1995          1996          1995
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                   $1,143       $1,040           $67           $57         $1,210        $1,097
Noninterest income                       254          245           191           164            445           409
                                    ---------------------------------------------------------------------------------
   Total revenue                       1,397        1,285           258           221          1,655         1,506
Provision                                 81           41                                         81            41
Noninterest expense                      824          798           177           158          1,001           956
                                    ---------------------------------------------------------------------------------
   Pretax earnings                       492          446            81            63            573           509
Income taxes                             175          154            30            23            205           177
                                    ---------------------------------------------------------------------------------
   Earnings                             $317         $292           $51           $40           $368          $332
                                    ---------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                $15,011      $12,996        $2,294        $1,856        $17,305       $14,852
Assigned assets                       20,632       20,753                                     20,632        20,753
Other assets                             872          523           412           423          1,284           946
                                    ---------------------------------------------------------------------------------
   Total assets                      $36,515      $34,272        $2,706        $2,279        $39,221       $36,551
                                    ---------------------------------------------------------------------------------
Net deposits                         $34,368      $32,173        $1,609        $1,441        $35,977       $33,614
Assigned funds                                                      184           126            184           126
Other funds                              222          330           650           478            872           808
Assigned equity                        1,925        1,769           263           234          2,188         2,003
                                    ---------------------------------------------------------------------------------
   Total funds                       $36,515      $34,272        $2,706        $2,279        $39,221       $36,551
                                    ---------------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                   23%          23%           20%           18%            22%           22%
Efficiency                                59           62            68            71             60            63
Return on assigned equity                 22           22            26            23             23            22
---------------------------------------------------------------------------------------------------------------------


Consumer Banking includes: Community Banking which serves small business customers and all other consumers who use traditional branch and direct banking services; and Private Banking which provides affluent customers with personal and charitable trust, brokerage and specialized retail banking financial services.

In January 1996, an agreement was reached with AAA to exclusively offer financial products and services to the organization's 35 million members. The agreement provides for an initial term of ten years, with two five-year renewal options. A full range of consumer products and services will be offered including credit card, automobile, student, home equity and residential mortgage loans, as well as deposit accounts and money market mutual funds. These products and services will be marketed in conjunction with AAA as member clubs enroll and will be delivered primarily through the Corporation's direct banking channels.

Consumer Banking earnings accounted for 51% of line of business earnings in the first nine months of 1996 compared with 53% in the year-earlier period. Average loans increased 17% in the comparison, or 3% excluding the Chemical acquisition. Consumer loan growth primarily consisted of higher education lending, credit cards and mortgages in the Private Bank. Net charge-offs were $81 million in the first nine months of 1996 compared with $41 million in the prior-year period. The increase was primarily due to higher credit card charge-offs and the impact of the Chemical acquisition. Consumer net charge-offs and delinquencies were relatively stable in the third quarter of 1996 compared with the prior two quarters.

Community Banking earnings, which includes the Direct Bank's alternative delivery channels, increased 9% to $317 million as revenues grew 9%. Growth in net interest income was primarily attributable to an increase in earning assets from loan growth and the Chemical acquisition. Noninterest income increased $9 million or 4% in the comparison primarily due to growth in a broad base of products and services including deposit accounts, ATM transactions and consumer insurance products partially offset by the impact of the credit card and merchant services alliances. Expenses in this segment increased 3% as costs associated with the Chemical acquisition and AAA were partially offset by the benefits of the Midlantic integration and lower Federal deposit insurance premiums.


PNC BANK CORP. 6

Earnings from Private Banking increased 28% in the first nine months of 1996 as new trust business and higher brokerage revenue more than offset expense growth from sales and marketing activities. Return on assigned equity increased to 26% compared with 23% a year ago.

CORPORATE BANKING
Nine months ended September 30     Middle Market          Large Corporate        Equity Management             Total
                               -----------------------------------------------------------------------------------------------
Dollars in millions                1996        1995         1996        1995       1996       1995         1996        1995
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                $320        $337          $83         $79        $(2)       $(3)        $401        $413
Noninterest income                  126         121           46          40         60         24          232         185
                               -----------------------------------------------------------------------------------------------
   Total revenue                    446         458          129         119         58         21          633         598
Provision                            (1)         25            4           1                                  3          26
Noninterest expense                 225         225           71          55          7          4          303         284
                               -----------------------------------------------------------------------------------------------
   Pretax earnings                  222         208           54          63         51         17          327         288
Income taxes                         80          81           14          21         18          6          112         108
                               -----------------------------------------------------------------------------------------------
   Earnings                        $142        $127          $40         $42        $33        $11         $215        $180
                               -----------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                           $11,577     $11,447       $4,402      $4,028        $46        $31      $16,025     $15,506
Other assets                        553         376          203          94        178        155          934         625
                               -----------------------------------------------------------------------------------------------
   Total assets                 $12,130     $11,823       $4,605      $4,122       $224       $186      $16,959     $16,131
                               -----------------------------------------------------------------------------------------------

Net deposits                     $1,725      $1,636         $481        $444                             $2,206      $2,080
Assigned funds                    8,331       8,332        3,605       3,203       $134       $115       12,070      11,650
Other funds                         583         446            1          21         24         15          608         482
Assigned equity                   1,491       1,409          518         454         66         56        2,075       1,919
                               -----------------------------------------------------------------------------------------------
   Total funds                  $12,130     $11,823       $4,605      $4,122       $224       $186      $16,959     $16,131
                               -----------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin              32%         28%          31%         35%        58%        56%          34%         30%
Efficiency                           50          49           55          46         11         14           48          47
Return on assigned equity            13          12           10          12         68         28           14          13
------------------------------------------------------------------------------------------------------------------------------


Corporate Banking includes: Middle Market customers with annual sales of $5 million to $250 million and those in certain specialized industries; Large Corporate customers having annual sales of more than $250 million; and Equity Management which makes private equity investments.

Corporate Banking's earnings contributed 30% and 29% of total line of business earnings in the first nine months of 1996 and 1995, respectively. Earnings increased $35 million, or 19%, primarily due to higher venture capital gains and a lower provision allocation. Net interest income declined in the comparison as narrower lending spreads offset a $519 million increase in average loans. Excluding venture capital gains, Corporate Banking fee-based revenue increased nearly 7% due to expanded treasury management, corporate finance, and retirement and investment service activities.

Corporate Banking's traditional spread-based lending business is under intense competition from banks and nonbanks seeking opportunities to extend credit in a market with declining demand and narrowing spreads.

Corporate Banking is characterized by higher levels of assigned capital related to the amount of balance sheet leverage. The Corporation expects revenue in this line of business to be generated increasingly from fee-based sources such as treasury management, capital markets and employee benefit plan services. Corporate Banking's capital markets capabilities continue to be expanded to meet the changing needs of its client base. The Corporation has also expanded product capabilities in the merger and acquisitions advisory, private placement, interest rate risk management and leasing product areas. Investments in the Corporation's syndication capabilities contributed to a 14% increase in agented transactions and a doubling of fee revenue and volume underwritten over the same period last year. The Corporation is currently evaluating long-term opportunities in expanded corporate underwriting activities in order to complement existing fee based product line and to provide PNCBank's clients with greater access to the capital markets.



                                                               PNC BANK CORP. 7

CORPORATE FINANCIAL REVIEW

Treasury management continues to produce revenue growth exceeding national averages. On a year-to-date basis production revenues, which include net interest and fee-based revenues, increased 17% over the same period last year.

REAL ESTATE BANKING
Nine months ended September 30
Dollars in millions                           1996       1995
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $126       $132
Noninterest income                               9         14
                                          ---------------------
   Total revenue                               135        146
Provision                                        2          7
Noninterest expense                             31         51
                                          ---------------------
   Pretax earnings                             102         88
Income taxes                                    33         34
                                          ---------------------
   Earnings                                    $69        $54
                                          ---------------------

AVERAGE BALANCE SHEET
Loans                                       $3,901     $3,943
Other assets                                   (76)       (77)
                                          ---------------------
   Total assets                             $3,825     $3,866
                                          ---------------------

Net deposits                                  $199       $153
Assigned funds                               3,035      3,113
Other funds                                    (15)        (9)
Assigned equity                                606        609
                                          ---------------------
   Total funds                              $3,825     $3,866
                                          ---------------------

PERFORMANCE RATIOS
After-tax profit margin                         51%        37%
Efficiency                                      23         35
Return on assigned equity                       15         12
---------------------------------------------------------------

Real Estate Banking contributed 9% of line of business earnings in the first nine months of 1996 compared with 8% for the first nine months of 1995. Earnings increased $15 million or 28% primarily due to a decline in workout expenses related to lower levels of nonperforming assets and gains from disposition of foreclosed assets.

Real Estate Banking has been driven by balance sheet leverage and required significant levels of assigned capital. A key initiative in this line of business is to alter the business mix to reduce balance sheet leverage and improve returns by expanding fee-based services such as treasury management, interest rate risk management and debt placement activities. PNCBank is one of the five largest real estate loan syndicators in the U.S., having a leading role in over $2 billion of syndication volume in the first nine months of 1996.

MORTGAGE BANKING
Nine months ended September 30
Dollars in millions                        1996         1995
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                        $154         $121
Noninterest income                          130          174
                                      -------------------------
   Total revenue                            284          295
Provision                                    12            4
Noninterest expense                         211          228
                                      -------------------------
   Pretax earnings                           61           63
Income taxes                                 23           24
                                      -------------------------
   Earnings                                 $38          $39
                                      -------------------------

AVERAGE BALANCE SHEET
Loans                                   $11,410      $10,365
Other assets                              2,186        1,731
                                      -------------------------
   Total assets                         $13,596      $12,096
                                      -------------------------

Net deposits                             $2,324       $2,665
Assigned funds                            8,679        7,929
Other funds                               1,927          935
Assigned equity                             666          567
                                      -------------------------
   Total funds                          $13,596      $12,096
                                      -------------------------

PERFORMANCE RATIOS
After-tax profit margin                      14%          13%
Efficiency                                   74           77
Return on assigned equity                     8            9
---------------------------------------------------------------

Mortgage Banking contributed 5% of line of business earnings in 1996 compared with 6% in the first nine months of 1995. Net interest income increased 27% to $154 million for the first nine months of 1996 compared with the year-earlier period, primarily due a $1.0 billion increase in portfolio loans. Noninterest income from the Corporation's mortgage origination and servicing activities declined $44 million, primarily due to lower sales of servicing rights. Mortgage Banking results reflect the impact of significant noncash expense items such as amortization of MSR. Excluding the effect of these items, cash returns currently exceed the Corporation's required return for this line of business.

MORTGAGE SERVICING PORTFOLIO
In millions                                    1996       1995
---------------------------------------------------------------
January 1                                   $37,299    $40,389
   Originations                               4,245      4,174
   Acquisitions                               3,737        148
   Repayments                                (4,717)    (3,402)
   Sales                                       (133)    (4,067)
                                           --------------------
     September 30                           $40,431    $37,242
---------------------------------------------------------------


PNC BANK CORP. 8

During the first nine months of 1996, the Corporation funded $4.2 billion of residential mortgages with 69% representing new financings. The comparable amounts were $4.2 billion and 83%, respectively, in the first nine months of 1995.

At September 30, 1996, the Corporation's mortgage servicing portfolio totaled $40.4 billion, had a weighted-average coupon of 7.93% and an estimated fair value of $481 million. The servicing portfolio included $27.8 billion of loans serviced for others. Capitalized MSR totaled $322 million at September 30, 1996.

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

The mortgage banking business continues to be affected by intense competition and lower demand for mortgage originations. In this environment, PNCBank continues to pursue several strategic objectives including the use of advanced, cost-effective technologies, leveraging processing, underwriting and servicing capabilities and entering into alliances with third parties to expand the reach of the distribution network.

ASSET MANAGEMENT
Nine months ended September 30
Dollars in millions                             1996     1995
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                              $(5)     $(3)
Noninterest income                               179      136
                                              -----------------
   Total revenue                                 174      133
Noninterest expense                              116       92
                                              -----------------
   Pretax earnings                                58       41
Income taxes                                      22       16
                                              -----------------
   Earnings                                      $36      $25
                                              -----------------

AVERAGE BALANCE SHEET
Loans                                            $78      $66
Other assets                                     344      255
                                              -----------------
   Total assets                                 $422     $321
                                              -----------------

Net deposits                                    $157     $126
Assigned funds                                   114       80
Other funds                                       34       31
Assigned equity                                  117       84
                                              -----------------
   Total funds                                  $422     $321
                                              -----------------

PERFORMANCE RATIOS
After-tax profit margin                           21%      19%
Efficiency                                        67       69
Return on assigned equity                         41       40
---------------------------------------------------------------

Asset Management contributed 5% of line of business earnings in the first nine months of 1996 compared with 4% in the year-earlier period. Noninterest income increased 32% due to an increase in assets under administration driven by strong new business generation and appreciation in value, in addition to the effect of the BlackRock acquisition. Noninterest expense increased primarily due to the BlackRock acquisition and incremental costs associated with servicing new business.

Assets under administration increased $43 billion in the comparison to $311 billion at September 30, 1996. Discretionary assets under management totaled $105 billion at September 30, 1996 compared with $91 billion a year ago. At September 30, 1996, the composition of discretionary assets under administration was 46% fixed income, 28% money market, 25% equity and 1% other assets.


                                                               PNC BANK CORP.  9

CORPORATE FINANCIAL REVIEW

ASSETS UNDER ADMINISTRATION
September 30                                   Non-
In billions             Discretionary Discretionary    Total
---------------------------------------------------------------
1996
Mutual funds                      $44        $149       $193
Personal and charitable            31          16         47
Institutional                      30          41         71
                               ------- ----------- ------------
   Total                         $105        $206       $311
------------------------------ ------- ----------- ------------

1995
Mutual funds                      $41        $123       $164
Personal and charitable            28          14         42
Institutional                      22          40         62
                               --------------------------------
   Total                          $91        $177       $268
---------------------------------------------------------------

New business resulted, in part, from the strong performance of investment products relative to respective benchmarks. During the first nine months of 1996, BlackRock's marketing of institutional management capabilities resulted in the addition of over $7 billion in new business. In addition, CastleInternational, the Corporation's recently created international equity manager in Edinburgh, Scotland, manages over $1.5 billion of assets.

The mutual fund servicing business continues to attract new customers in a consolidating market, benefiting from a long-standing association with innovative and growing fund families. Mutual fund servicing revenue increased 30% in the comparison.

Revenue from asset management and mutual fund servicing is included in Asset Management. Revenue from marketing asset management products, trust and employee benefit services to Consumer Banking and Corporate Banking customers is included in those lines of business. The following table sets forth total asset management and trust revenue and earnings included in each line of business.

ASSET MANAGEMENT AND TRUST REVENUE
  AND EARNINGS

                                   Revenue
Nine months ended       ---------------------------
September 30                Fees and
In millions              Commissions  Other    Total  Earnings
--------------------------------------------------------------
1996
Asset Management                $178    $(4)    $174       $36
Consumer Banking                 145      7      152        32
Corporate Banking                 45      8       53         7
                               --------------------------------
   Total                        $368    $11     $379       $75
---------------------------------------------------------------

1995
Asset Management                $138    $(5)    $133       $25
Consumer Banking                 131     11      142        28
Corporate Banking                 40      6       46         8
                               --------------------------------
   Total                        $309    $12     $321       $61
---------------------------------------------------------------

The level of asset management and trust revenue is primarily affected by the volume of new business and the value of assets managed or serviced, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may adversely affect revenue.

CONSOLIDATED INCOME STATEMENT REVIEW

INCOME STATEMENT HIGHLIGHTS
Nine months ended                                 Change
September 30                                 ------------------
Dollars in millions           1996     1995  Amount  Percent
---------------------------------------------------------------
 Net interest income
   (taxable-equivalent       $1,853   $1,625    $228     14.1%
   basis)
 Provision for credit                      5      (5)  (100.0)
   losses
 Noninterest income           1,007      937      70      7.5
 Noninterest expense          1,725    1,643      82      5.0
 Income taxes                   387      294      93     31.6
 Net income                     720      584     136     23.3
---------------------------------------------------------------

Consolidated net income increased 23.3% to $720.3 million for the first nine months of 1996 reflecting the benefits of improved balance sheet composition, revenue growth and expense control. Total revenue increased 11.6% or $297.7 million to $2.9 billion for the first nine months of 1996 due to a wider net interest margin and growth in fee-based businesses.

Taxable-equivalent net interest income increased $228.3 million or 14.1%. The net interest margin widened 66 basis points to 3.77% in the first nine months of 1996 compared with 3.11% in the prior-year period. The net interest income and margin increases reflect the benefits of the Chemical acquisition, changes in balance sheet composition and a lower cost of financial derivatives used for interest rate risk management.

Total interest income declined $254.2 million primarily due to the decline in securities and lower yields on loans. The cost of interest-bearing liabilities declined $352.2 million due to a reduction in higher-cost wholesale funds and an increase in the proportion of retail deposits to total sources of funds. The cost of financial derivatives used in interest rate risk management declined $130.3 million in the comparison.

PNC BANK CORP.  10

NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis
Nine months ended September 30                 Average Balances          Interest Income/Expense         Average Yields/Rates
                                         ----------------------------------------------------------------------------------------
Dollars in millions                       1996      1995    Change       1996     1995    Change      1996     1995     Change
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Securities                          $14,214   $23,048   $(8,834)      $680   $1,095    $(415)     6.38%    6.33%       5 bp
   Loans, net of unearned income        48,825    44,713     4,112      2,966    2,820      146      8.06     8.38      (32)
   Other interest-earning assets         2,157     1,718       439        105       90       15      6.45     6.96      (51)
                                      -----------------------------    ------------------------
     Total interest-earning assets/
       interest income                  65,196    69,479    (4,283)     3,751    4,005     (254)     7.64     7.66       (2)
Noninterest-earning assets               6,038     5,670       368
                                      -----------------------------
     Total assets                      $71,234   $75,149   $(3,915)
                                      -----------------------------
Interest-bearing liabilities
   Interest-bearing deposits           $35,348   $35,439      $(91)     1,072    1,133      (61)     4.05     4.27      (22)
   Borrowed funds                        7,044    14,017    (6,973)       300      656     (356)     5.66     6.21      (55)
   Notes and debentures                 11,675     9,504     2,171        515      450       65      5.84     6.29      (45)
                                      -----------------------------    ------------------------
     Total interest-bearing
       liabilities/ interest expense    54,067    58,960    (4,893)     1,887    2,239     (352)     4.64     5.06      (42)
                                                                       --------------------------------------------------------
Noninterest-bearing liabilities and
   shareholders' equity                 17,167    16,189       978
                                      -----------------------------
     Total liabilities and
       shareholders' equity            $71,234   $75,149   $(3,915)
                                      -----------------------------
Interest rate spread                                                    1,864    1,766       98      3.00     2.60       40
Impact of noninterest-bearing sources                                                                 .79      .77        2
                                                                                                  ----------------------------
   Net interest margin before
     financial derivatives                                                                           3.79     3.37       42
Effect of financial derivatives on
   Interest income                                                        (10)    (120)     110      (.02)    (.22)      20
   Interest expense                                                         1       21      (20)               .04       (4)
                                                                        -----------------------   ----------------------------
     Total effect of financial derivatives                                (11)    (141)     130      (.02)    (.26)      24
                                                                        -----------------------   ----------------------------
     Net interest income                                               $1,853   $1,625     $228      3.77%    3.11%      66 bp
------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin depend on a number of factors including the volume and composition of earning assets and related yields along with the cost of funding such assets. In the first nine months of 1996, loans comprised 74.9% of the Corporation's earning assets. Accordingly, loan growth and the related yields earned have a significant impact on net interest income. During the first nine months of 1996, loan growth and yields earned were tempered by competitive pricing pressures, the Corporation's underwriting standards, return on capital expectations and declining demand. The Corporation expects these conditions to continue. The cost of funding is affected by the composition of and rates paid on the various sources of funding. Average deposits comprised 63.5% of the Corporation's total sources of funding and the remainder is comprised of wholesale funding obtained at prevailing market rates. The ability to attract and retain deposits will continue to be affected by competition and customer preferences for higher yielding products, such as mutual funds.

Noninterest income totaled $1.0 billion in the first nine months of 1996, an increase of 7.5% compared with the prior-year period. The growth reflects the Corporation's continuing emphasis on expanding fee-based businesses led by significant increases in asset management, deposit, corporate finance and brokerage.

                                                              PNC BANK CORP.  11

CORPORATE FINANCIAL REVIEW


NONINTEREST INCOME
Nine months ended                               Change
Septmber 30                                -------------------
Dollars in millions           1996   1995   Amount    Percent
---------------------------------------------------------------
Asset management and trust
   Asset management            $76    $54      $22       40.7%
   Mutual fund                 133    112       21       18.8
   Trust                       159    143       16       11.2
                             -----------------------
     Total asset management
       and trust               368    309       59       19.1
Service fees
   Deposit                     212    177       35       19.8
   Corporate finance            49     39       10       25.6
   Consumer                     45     39        6       15.4
   Brokerage                    41     30       11       36.7
   Credit card and
     merchant services          15     36      (21)     (58.3)
   Insurance                    21     18        3       16.7
   Other                        25     25
                             -----------------------
     Total service fees        408    364       44       12.1
Mortgage banking
   Servicing                    89     91       (2)      (2.2)
   Marketing                    15     23       (8)     (34.8)
   Sale of servicing             2     33      (31)     (93.9)
                             -----------------------
     Total mortgage banking    106    147      (41)     (27.9)
Net securities gains            15      9        6       66.7
Other                          110    108        2        1.9
                             -----------------------
   Total                    $1,007   $937      $70        7.5
---------------------------------------------------------------

The decline in credit card and merchant services reflects the impact of alliances with third parties to provide certain administrative, marketing, data processing and customer support services for these businesses. Generally, the third parties receive fee-based revenues and incur operating costs associated with offering such services. In July 1996, the Corporation canceled one such agreement and paid a termination fee of $4 million. The costs and fee income associated with the services provided under that agreement are reflected in the Corporation's results of operations after the termination date.

NONINTEREST EXPENSE
Nine months ended                                   Change
September 30                                   ----------------
Dollars in millions           1996      1995   Amount  Percent
---------------------------------------------------------------
Compensation                  $695      $641      $54     8.4%
Employee benefits              146       157      (11)   (7.0)
                            --------------------------
   Total staff expense         841       798       43     5.4
Net occupancy                  147       138        9     6.5
Equipment                      128       120        8     6.7
Intangible asset and MSR
   amortization                 81        73        8    11.0
Taxes other than income         41        39        2     5.1
Federal deposit insurance       10        50      (40)  (80.0)
SAIF assessment                 35                 35   100.0
Other                          442       425       17     4.0
                            --------------------------
   Total                    $1,725    $1,643      $82     5.0
---------------------------------------------------------------

Noninterest expense excluding the SAIF assessment increased 2.9% to $1.7 billion for the first nine months of 1996, substantially due to acquisitions partially offset by lower Federal deposit insurance premiums. On this basis, the efficiency ratio improved to 59.1% in the first nine months of 1996 compared with 64.2% in the year-earlier period.

Compensation expense increased primarily due to acquisitions and incentive compensation in fee-based businesses including asset management and brokerage. Average FTEs totaled 25,200 in the first nine months of 1996 compared with 25,460 in the year-earlier period. Lower staff levels from the integration of Midlantic and Chemical, and in the Mortgage Banking line of business were partially offset by additions to support initiatives in telebanking and Asset Management.

Conversion of Midlantic's products and systems were completed during the third quarter of 1996 with cost savings ahead of expectations. Remaining integration efforts will be focused on completing staff reductions and disposal of duplicative facilities. The Corporation continues to believe it will exceed its original estimate of $150 million in annual cost savings beginning in 1997 from the consolidation or elimination of overlapping facilities and operations. However, the extent and timing of cost savings from the integration of Midlantic are dependent on several factors, many of which are outside of management's control.

The Corporation recorded a third quarter charge of $35.1 million for a special one-time assessment mandated by Congress to recapitalize the SAIF. The legislation also included provisions that will result in a modest reduction in future annual deposit insurance costs.


PNC BANK CORP.  12

AVERAGE BALANCE SHEET REVIEW

AVERAGE BALANCE SHEET HIGHLIGHTS

Nine months ended                                 Change
September 30                                 -----------------
Dollars in millions       1996       1995    Amount    Percent
---------------------------------------------------------------
Assets                 $71,234    $75,149   $(3,915)    (5.2)%
Earning assets          65,196     69,479    (4,283)    (6.2)
Loans, net of
   unearned income      48,825     44,713     4,112      9.2
Securities              14,214     23,048    (8,834)   (38.3)
Deposits                45,214     44,374       840      1.9
Borrowed funds           7,044     14,017    (6,973)   (49.7)
Notes and debentures    11,675      9,504     2,171     22.8
Shareholders' equity     5,766      5,747        19       .3
---------------------------------------------------------------

Average assets and earning assets totaled $71.2 billion and $65.2 billion, respectively, for the nine months ended September 30, 1996 compared with $75.1 billion and $69.5 billion, respectively, in the year-earlier period. The decline was due to reduction in the securities portfolio partially offset by loan growth and the Chemical acquisition.

AVERAGE LOANS

Nine months ended September 30
Dollars in millions                  1996       1995   Change
---------------------------------------------------------------
 Consumer                         $13,222    $11,649    13.5%
 Residential mortgage              11,944     10,590    12.8
 Commercial                        16,997     15,559     9.2
 Commercial real estate             4,809      5,048    (4.7)
 Other                              1,853      1,867     (.7)
                                 --------------------
   Total, net of unearned         $48,825    $44,713     9.2
   income
---------------------------------------------------------------

Average loans increased $4.1 billion, or 9.2%, to $48.8 billion for the nine months ended September 30, 1996. Excluding acquisitions, loans increased 3.9% in the comparison. Loans were 74.9% of earning assets in the first nine months of 1996 compared with 64.4% a year ago. Securities declined $8.8 billion compared with the year-earlier period. Securities represented 21.8% of earning assets compared with 33.2% for the first nine months of 1995.

Average deposits increased $840 million, or 1.9%, to $45.2 billion in the first nine months of 1996 compared with a year ago. The Chemical acquisition, which was completed in October 1995, added $2.7 billion of retail core deposits. The ratio of deposits to sources of funds increased to 63.5% compared with 59.0% a year ago. During the first nine months of 1996, the ratio of wholesale funding to total sources of funds decreased to 27.8% compared with 34.8% a year ago.

BALANCE SHEET REVIEW

BALANCE SHEET HIGHLIGHTS

                                                         Change
                     September 30  December 31     -------------------
Dollars in millions          1996         1995      Amount    Percent
----------------------------------------------------------------------
Assets                    $69,662      $73,404     $(3,742)    (5.1)%
Loans, net of
   unearned income         49,443       48,653         790      1.6
Securities                 11,243       15,839      (4,596)   (29.0)
Deposits                   45,430       46,899      (1,469)    (3.1)
Borrowed funds              5,337        8,665      (3,328)   (38.4)
Notes and debentures       11,313       10,398         915      8.8
Shareholders' equity        5,798        5,768          30       .5
----------------------------------------------------------------------

Total assets were $69.7 billion at September 30, 1996 compared with $73.4 billion at year-end 1995. The decline was primarily due to a reduced securities portfolio.

LOANS

                                      September 30   December 31
In millions                                   1996          1995
------------------------------------------------------------------
Consumer

   Home equity                              $4,574        $4,541
   Automobile                                3,884         4,236
   Student                                   1,760         1,512
   Credit card                               1,077         1,004
   Other                                     2,046         2,246
                                          ------------------------
     Total consumer                         13,341        13,539
Residential mortgage                        12,642        11,689
Commercial
   Manufacturing                             3,780         3,363
   Retail/Wholesale                          3,036         3,148
   Service providers                         2,271         2,402
   Communications                            1,221         1,083
   Financial services                          934         1,082
   Real estate related                       1,370         1,291
   Health care                               1,100         1,028
   Other                                     3,772         3,415
                                          ------------------------
     Total commercial                       17,484        16,812
Commercial real estate
   Commercial mortgage                       2,544         2,775
   Medium-term financings                    1,068         1,250
   Construction and development              1,022           889
                                          ------------------------
     Total commercial real estate            4,634         4,914
Lease financing and other                    1,689         2,102
Unearned income                               (347)         (403)
                                          ------------------------
   Total, net of unearned income           $49,443       $48,653
------------------------------------------------------------------



                                                              PNC BANK CORP.  13

CORPORATE FINANCIAL REVIEW

Loans outstanding increased $790 million from year-end 1995 to $49.4 billion at September 30, 1996. The composition of the loan portfolio remained relatively consistent in the comparison and continues to be geographically diversified among numerous industries and types of business. Unfunded commitments, net of participations and syndications, increased $3.6 billion, or 10.8%, since year-end 1995. In addition, the Corporation had net outstanding letters of credit totaling $3.8 billion at September 30, 1996 and $4.0 billion at


December 31, 1995, primarily consisting of standby letters of credit.

NET UNFUNDED COMMITMENTS
   TO EXTEND CREDIT

                                      September 30   December 31
In millions                                   1996          1995
-----------------------------------------------------------------
Consumer                                    $9,149        $7,335
Residential mortgage                           861           554
Commercial                                  25,766        24,282
Commercial real estate                         769           751
Other                                          915           892
                                          -----------------------
   Total                                   $37,460       $33,814
-----------------------------------------------------------------

SECURITIES

                        September 30, 1996  December 31, 1995
                       ---------------------------------------
                        Amortized     Fair  Amortized      Fair
In millions                  Cost    Value       Cost     Value
---------------------------------------------------------------
Debt securities
   U.S. Treasury          $2,460    $2,460    $3,211    $3,280
   U.S. Government
    agencies and
    corporations
     Mortgage-related      5,725     5,556     7,510     7,453
     Other                   421       409     1,030     1,034
   Asset-backed
     Private placement       250       250     1,597     1,604
     Other                 1,105     1,106       426       428
   State and municipal       223       233       343       367
   Other debt
     Mortgage-related        776       765     1,121     1,113
     Other                   101       106        99        97
Corporate stocks and other   356       358       455       457
Associated derivatives                                       6
                        ---------------------------------------
     Total               $11,417   $11,243   $15,792   $15,839
---------------------------------------------------------------

The securities portfolio declined $4.6 billion from year-end 1995 to $11.2 billion at September 30, 1996, reflecting the impact of management's actions to reduce investment assets and related wholesale funding. The expected weighted average life of the securities portfolio was 3 years and 4 months at September 30, 1996 compared with 2 years and 8 months at year-end 1995.

Securities classified as available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses resulting from such sales would be reflected in the results of operations and would include gains or losses on associated financial derivatives. As part of the overall asset/liability management process, PNCBank sold $5.3 billion of securities, primarily U.S. Treasury and asset-backed private placements, during the first nine months of 1996. The transactions, including the effect of associated financial derivatives, resulted in a net gain of $14.6 million. In the same period a year ago, $1.8 billion of securities were sold at a net gain of $9.3 million.

The securities portfolio included collateralized mortgage obligations and mortgage-backed securities with a fair value of $5.2 billion and $1.1 billion, respectively at September 30, 1996. The characteristics of these securities include principal guarantees, primarily by U.S. Government agencies, and marketability. Expected lives of such securities can vary as interest rates change. In a declining interest rate environment, prepayments on the underlying mortgage securities may accelerate and, therefore, shorten the expected lives. Conversely, expected lives would lengthen in a rising interest rate environment. The Corporation monitors the impact of this risk through the use of an income simulation model as part of the asset/liability management process.

At September 30, 1996 and December 31, 1995, $5.5 billion and $6.1 billion, respectively, notional value of financial derivatives were associated with securities available for sale.

FUNDING SOURCES

                                     September 30   December 31
In millions                                  1996          1995
----------------------------------------------------------------
Deposits
   Demand, savings and money market        $26,664      $27,145
   Time                                     18,091       18,661
   Foreign                                     675        1,093
                                          ----------------------
     Total deposits                         45,430       46,899
Borrowed funds
   Federal funds purchased                   1,523        3,817
   Repurchase agreements                       909        2,851
   Commercial paper                            400          753
   Treasury, tax and loan                    2,079          567
   Other                                       426          677
                                          ----------------------
     Total borrowed funds                    5,337        8,665
Notes and debentures
   Bank notes                                7,715        6,256
   Federal Home Loan Bank                    1,939        2,393
   Other                                     1,659        1,749
                                          ----------------------
     Total notes and debentures             11,313       10,398
                                          ----------------------
       Total                               $62,080      $65,962
----------------------------------------------------------------


PNC BANK CORP.  14

Total deposits decreased 3.1% to $45.4 billion at September 30, 1996 compared with $46.9 billion at year-end 1995. Demand, savings and money market deposits declined $481 million as consumers sought more attractive yields.

Total borrowed funds and notes and debentures declined $2.4 billion in the comparison due to initiatives to reposition the balance sheet. The change in composition of these categories reflects actions to utilize the most cost-effective alternatives.

CAPITAL The access to and cost of funding new business initiatives including acquisitions, deposit insurance costs, and the level and nature of expanded regulatory oversight depend, in large part, on a financial institution's capital strength. The Corporation manages its capital position through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retained earnings.

The board of directors authorized a 24 million common share repurchase plan in January 1995. All purchases under that plan were discontinued with the initiation of the Midlantic merger in July 1995 and during the second quarter of 1996, the board of directors formally rescinded the plan. In August 1996, the board of directors authorized the purchase of up to 10 million common shares before the end of 1996 in addition to purchases for employee benefit and dividend reinvestment plans. During the third quarter, the Corporation purchased
4.4 million shares under the 10 million share program. In October 1996, the Corporation issued $300 million of nonconvertible preferred stock, the proceeds of which are to be used to purchase additional common shares.

RISK-BASED CAPITAL

                                    September 30  December 31
Dollars in millions                         1996         1995
---------------------------------------------------------------
Capital components
   Shareholders' equity                   $5,798       $5,768
   Goodwill and other intangibles           (976)        (980)
   Net unrealized securities (gains)         115          (26)
     losses
                                         ----------------------
     Tier I risk-based capital             4,937        4,762
   Subordinated debt                       1,335        1,370
   Eligible allowance for credit losses      750          750
                                         ----------------------
     Total risk-based capital             $7,022       $6,882
                                         ----------------------
Assets

   Risk-weighted assets and
     off-balance-sheet instruments       $59,560      $59,539
   Average tangible assets                68,724       74,756
                                         ----------------------
Capital ratios

   Tier I risk-based                        8.29%        8.00%
   Total risk-based                        11.79        11.56
   Leverage                                 7.18         6.37
---------------------------------------------------------------

The minimum regulatory capital ratios are 4% for Tier I, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when a bank's particular circumstances warrant. To be classified as well capitalized, regulators require capital ratios of at least 6% for Tier I, 10% for total risk-based and 5% for leverage. At September 30, 1996, the Corporation and each of its bank affiliates were classified as well capitalized.

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

NONPERFORMING ASSETS

                                     September 30  December 31
Dollars in millions                          1996         1995
---------------------------------------------------------------
Nonaccrual loans
   Commercial                                $176         $118
   Commercial real estate
     Commercial mortgage                      118          108
     Real estate project                       21           45
   Consumer                                     5           10
   Residential mortgage                        54           54
                                            -------------------
     Total nonaccrual loans                   374          335
Restructured loans                              3           23
                                            -------------------
     Total nonperforming loans                377          358
Foreclosed assets
   Commercial real estate                      79          105
   Residential mortgage                        22           24
   Other                                       23           49
                                            -------------------
     Total foreclosed assets                  124          178
                                            -------------------
     Total nonperforming assets              $501         $536
                                            -------------------
Nonperforming loans to loans                  .76%         .74%
Nonperforming assets to loans and
   foreclosed assets                         1.01         1.10
Nonperforming assets to assets                .72          .73
---------------------------------------------------------------


                                                              PNC BANK CORP.  15

CORPORATE FINANCIAL REVIEW

Nonperforming assets declined $35 million since year-end 1995 to $501 million at September 30, 1996. Lower foreclosed assets and restructured loans were partially offset by higher nonaccrual loans. Nonperforming assets and nonperforming loans are expected to decline in the fourth quarter of 1996.

At September 30, 1996, $94 million of nonperforming loans were current as to principal and interest compared with $89 million at December 31, 1995.

CHANGE IN NONPERFORMING ASSETS

In millions                                  1996        1995
---------------------------------------------------------------
January 1                                    $536        $757
Transferred from accrual                      346         273
Acquisitions                                               14
Returned to performing                        (36)        (56)
Principal reductions                         (192)       (210)
Sales                                        (101)        (74)
Charge-offs and valuation adjustments         (52)        (73)
                                            -------------------
   September 30                              $501        $631
---------------------------------------------------------------

ACCRUING LOANS CONTRACTUALLY
   PAST DUE 90 DAYS OR MORE

                        Amount                Percent of Loans
              --------------------------------------------------------
Dollars in    September 30   December 31    September 30  December 31
millions              1996          1995            1996         1995
----------------------------------------------------------------------
Consumer
   Guaranteed
     student loans     $52           $44            2.95%        2.90%
   Other                54            51             .48          .44
                      --------------------
     Total consumer    106            95             .82          .72
Residential mortgage    58            63             .45          .54
Commercial              32            22             .18          .13
Commercial real         35            45             .75          .92
   estate

                      --------------------
   Total              $231          $225             .47          .46
----------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation allocates reserves to specific problem loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and non-watchlist loans for various credit risk factors.

ALLOWANCE FOR CREDIT LOSSES

In millions                                   1996        1995
---------------------------------------------------------------
January 1                                   $1,259      $1,352
Charge-offs                                   (168)       (163)
Recoveries                                      61          84
                                           --------------------
   Net charge-offs                            (107)        (79)
Provision for credit losses                                  5
Acquisitions                                                 7
                                           --------------------
   September 30                             $1,152      $1,285
---------------------------------------------------------------

The allowance as a percent of nonperforming loans and period-end loans was 306% and 2.33%, respectively, at September 30, 1996. The comparable year-end 1995 amounts were 352% and 2.59%, respectively.

PROVISION FOR CREDIT LOSSES Favorable economic conditions, combined with management's ongoing attention to asset quality, resulted in a stable level of nonperforming assets and net charge-offs. Based on the loan portfolio's current risk profile, management does not expect to record a provision for credit losses during the remainder of 1996. Should the risk profile of the loan portfolio or the economy deteriorate, asset quality may be adversely impacted and a provision for credit losses may be required. Credit card growth and portfolio acquisitions are expected to increase consumer charge-offs and may effect the level of provision for credit losses.

CHARGE-OFFS AND RECOVERIES

                                                      Percent
Nine months ended                               Net        of
September 30             Charge-            Charge-   Average
Dollars in millions         offs Recoveries    offs     Loans
---------------------------------------------------------------
1996
Consumer
   Credit card               $43       $5       $38      5.12%
   Other                      73       26        47       .52
                           -------------------------
     Total consumer          116       31        85       .86
Residential mortgage           7        1         6       .07
Commercial                    36       22        14       .11
Commercial real estate         9        7         2       .06
                           -------------------------
   Total                    $168      $61      $107       .29
---------------------------------------------------------------

1995
Consumer
   Credit card               $21       $4       $17      2.70%
   Other                      52       28        24       .30
                           -------------------------
     Total consumer           73       32        41       .47
Residential mortgage           7        1         6       .08
Commercial                    55       41        14       .12
Commercial real estate        28       10        18       .48
                           -------------------------
   Total                    $163      $84       $79       .24
---------------------------------------------------------------

Consumer net charge-offs increased $44 million in the comparison primarily due to acquisitions and an increase in credit card charge-offs.

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



PNC BANK CORP.  16

During the first nine months of 1996, cash and due from banks decreased $68 million to $3.6 billion compared with a decrease of $456 million during the year-earlier period. Net cash provided by operating activities decreased $114 million in the comparison, primarily due to increases in loans held for sale associated with the Corporation's mortgage banking activities and trading account securities. Cash provided by investing activities increased to $4.7 billion compared with $2.8 billion provided a year ago. Net cash used by financing activities totaled $4.9 billion in the first nine months of 1996 compared with $3.5 billion used a year earlier.

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At September 30, 1996, such assets totaled $16.7 billion, of which $7.4 billion was pledged as collateral. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At September 30, 1996, approximately $6.8 billion of residential mortgages were available as collateral for borrowings from the FHLB.

The principal source of the parent company's revenues and cash flow is dividends from its subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of the bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for payment of dividends to PNC Bancorp, Inc. by all bank subsidiaries was $522 million at September 30, 1996. Dividends may also be impacted by capital needs, regulatory requirements and policies, and other factors.

Liquidity for the parent company and its affiliates is also generated through the issuance of securities in public or private markets and lines of credit. Under effective shelf registration statements at September 30, 1996, the Corporation had available $140 million of debt, $300 million of preferred stock and $350 million of securities that may be issued as either debt or preferred stock. In addition, the Corporation had a $500 million unused committed line of credit. Funds obtained from any of these sources can be used for both bank and nonbank activities.

In October 1996, PNCBank issued $300 million of preferred stock under the existing preferred stock shelf registration statement. The proceeds will be used to purchase shares of PNCBank common stock.

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

In managing interest rate risk, the Corporation seeks to minimize the reliance on a particular interest rate scenario as a source of earnings. Accordingly, wholesale activities including securities, funding, financial derivatives and capital markets activities are used in managing core business exposures within specified guidelines. Interest rate risk is centrally managed by asset and liability management.

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

The Corporation's guidelines provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve month period. At September 30, 1996, based on the results of the simulation model, the Corporation was within these guidelines. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.


                                                              PNC BANK CORP.  17

CORPORATE FINANCIAL REVIEW


The Corporation also employs interest sensitivity (gap) analyses to assess interest rate risk. A gap analysis represents a point-in-time net position of assets, liabilities and off-balance-sheet instruments subject to repricing in specified time periods. Gap analysis alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates over time do not impact all categories of assets, liabilities and off-balance-sheet instruments equally or simultaneously. The Corporation's limit for the cumulative one-year gap position is 10%. A cumulative asset-sensitive gap position indicates assets are expected to reprice more quickly than liabilities. Alternatively, a cumulative liability-sensitive gap position indicates liabilities are expected to reprice more quickly than assets. At September 30, 1996, the cumulative liability sensitivity of the one-year gap position was 4.0%.

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, various forward-looking statements with respect to earnings per share, costs savings related to the Midlantic acquisition, the AAA agreement, credit quality and other financial and business matters. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1996 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to factors previously disclosed by the Corporation and factors identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products; success and timing of business strategies; extent and timing of capital management actions, competition; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer disintermediation; customers' acceptance of the Corporation's products and services; and the extent and timing of legislative and regulatory actions and reforms.

The Corporation's forward-looking statements are effective only on the date such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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


PNC BANK CORP.  18

At September 30, 1996, $20.0 million of deferred losses are being amortized as an adjustment to net interest income over remaining periods of up to 41 months. During the third quarter of 1996, gains of $6.6 million were recognized in connection with the sale of securities. The following table sets forth the changes in off-balance-sheet financial derivatives during the first nine months of 1996.


FINANCIAL DERIVATIVES ACTIVITY

                                                            January 1                                              September 30
In millions                                                      1996     Additions    Maturities    Terminations          1996
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                             $2,785       $7,202       $(1,276)        $(1,250)        $7,461
     Receive-fixed index amortizing                             3,211                     (1,039)         (2,117)            55
     Pay fixed                                                  2,629          409        (1,264)         (1,148)           626
     Basis swaps                                                  765          310          (765)                           310
   Interest rate caps                                           5,510          175           (10)                         5,675
   Interest rate floors                                                      2,500                                        2,500
                                                             -------------------------------------------------------------------
     Total interest rate risk management                       14,900       10,596        (4,354)         (4,515)        16,627
Mortgage banking activities
   Forward contracts - commitments to purchase loans              431        2,982        (2,920)                           493
   Forward contracts - commitments to sell loans                  751        4,351        (4,442)                           660
   Interest rate floors - MSR                                     500        1,350                          (800)         1,050
   Receive-fixed interest rate swaps - MSR                        125                                       (125)
                                                             -------------------------------------------------------------------
     Total mortgage banking activities                          1,807        8,683        (7,362)           (925)         2,203
                                                             -------------------------------------------------------------------
       Total                                                  $16,707      $19,279      $(11,716)        $(5,440)       $18,830
--------------------------------------------------------------------------------------------------------------------------------


                                                              PNC BANK CORP.  19

CORPORATE FINANCIAL REVIEW


The following table sets forth the maturity distribution and weighted average interest rates of financial derivatives used for interest rate risk management. The expected maturity distribution is based on contractual terms, except with respect to receive-fixed index amortizing swaps, which are based on implied forward rates. Implied forward rates are derived from the fair value of the underlying financial instrument. Weighted average interest rates represent implied forward rates and contractual rates in effect at September 30, 1996 based on the average outstanding notional amount.


MATURITY DISTRIBUTION AND WEIGHTED AVERAGE
   INTEREST RATES OF FINANCIAL DERIVATIVES

                                                                                               Weighted Average Rates
                                                                                  ----------------------------------------------
                                                                                    Expected Based on
                                                             Notional Value          Implied Forward     At September 30, 1996
                                                        ------------------------------------------------------------------------
                                                                        Average
Dollars in millions                                      Maturing   Outstanding     Paid     Received      Paid      Received
--------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps (1)
   Receive fixed
     1996                                                   $600      $7,127        5.67%       5.90%      5.53%       5.90%
     1997                                                  1,061       6,726        6.12        5.90       5.53        5.90
     1998                                                  4,600       2,349        6.53        6.37       5.50        6.37
     1999 and beyond                                       1,200         884        6.86        6.71       5.50        6.71
                                                         ---------
       Total                                              $7,461
                                                         ----------------------------------------------------------------------
   Receive-fixed index amortizing
     1996                                                                $56        5.69%       5.05%      5.62%       5.05%
     1997                                                    $43          30        6.00        5.15       5.59        5.15
     1998                                                     12           9        6.52        5.45       5.50        5.45
                                                         ---------
       Total                                                 $55
                                                         ---------------------------------------------------------------------
   Pay fixed
     1996                                                               $626        7.19%       5.71%      7.19%       5.58%
     1997                                                    $90         591        7.08        6.15       7.08        5.58
     1998                                                     80         498        7.12        6.62       7.12        5.61
     1999 and beyond                                         456         337        7.08        6.91       7.08        5.61
                                                         ---------
       Total                                                $626
                                                         --------------------------------------------------------------------
   Basis swaps
     1996                                                               $310        5.60%       5.60%      5.44%       5.51%
     1997                                                   $280         240        6.03        6.01       5.45        5.51
     1998                                                     30          13        6.48        6.49       5.49        5.59
                                                         ---------
       Total                                                $310
                                                         --------------------------------------------------------------------
Interest rate caps (2)
     1996                                                             $5,675          NM          NM         NM         NM
     1997                                                 $5,500       4,681          NM          NM         NM         NM
     1998                                                     93         133          NM          NM         NM         NM
     1999 and beyond                                          82          40          NM          NM         NM         NM
                                                         ---------
       Total                                              $5,675
                                                         --------------------------------------------------------------------
Interest rate floors (3)
     1996                                                             $2,500          NM          NM         NM         NM
     1997                                                              2,500          NM          NM         NM         NM
     1998                                                 $1,000       1,648          NM          NM         NM         NM
     1999 and beyond                                       1,500         559          NM          NM         NM         NM
                                                         ---------
       Total                                              $2,500
-----------------------------------------------------------------------------------------------------------------------------

          (1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 61% were based on 3-month LIBOR, 35% on 1-month LIBOR and the remainder on other short-term indices.

          (2) Interest rate caps with notional values of $5.645 billion and $30 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted average strike of 6.50% and 1-month LIBOR over 6.75%, respectively. At
              September 30, 1996, 3-month LIBOR was 5.63% and 1-month LIBOR was 5.44%.

          (3) Interest rate floors with notional values of $1 billion and $1.5 billion require the counterparty to pay the Corporation the excess, if any, of 4.80% and 5.00%, respectively, over 3-month LIBOR. At September 30, 1996, 3-month LIBOR was 5.63%.

          NM - not meaningful


PNC BANK CORP.  20

The following table sets forth by designated assets and liabilities, the notional value, weighted average interest rates exchanged, and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted average interest rates on the variable portion of the contracts are based on implied forward rates.


FINANCIAL DERIVATIVES

September 30, 1996                                                                          Weighted Average Rates    Estimated
                                                                          Notional        --------------------------       Fair
Dollars in millions                                                          Value           Paid         Received        Value
--------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                                    $6,570            6.10%            5.86%       $(8)
       Pay fixed designated to loans                                           576            7.33             6.44        (12)
     Interest rate caps designated to (2)
       Securities                                                            5,500              NM               NM          3
       Loans                                                                   175              NM               NM          1
     Interest rate floors designated to loans (3)                            2,500              NM               NM          3
                                                                          ---------                                       ------
         Total asset rate conversion                                        15,321                                         (13)
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to
         Notes and debentures and borrowed funds                               116            5.93             5.82          2
         Interest-bearing deposits                                             775            6.15             6.23          4
       Receive-fixed index amortizing designated to interest-bearing            55            5.93             5.05         (1)
         deposits
       Pay fixed designated to notes and debentures                             50            5.63             5.93
       Basis swaps designated to notes and debentures                          310            5.92             5.91
                                                                          ---------                                       ------
         Total liability rate conversion                                     1,306                                           5
                                                                          ---------                                       ------
           Total interest rate risk management                              16,627                                          (8)
Mortgage banking activities
   Forward contracts - commitments to purchase loans                           493              NM               NM
   Forward contracts - commitments to sell loans                               660              NM               NM         (1)
   Interest rate floors - MSR                                                1,050              NM               NM          8
                                                                          ---------                                       ------
     Total mortgage banking activities                                       2,203                                           7
                                                                          ---------                                       ------
       Total financial derivatives                                         $18,830                                        $ (1)
--------------------------------------------------------------------------------------------------------------------------------

          (1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 61% were based on 3-month LIBOR, 35% on 1-month LIBOR and the remainder on other short-term indices.

          (2) Interest rate caps with notional values of $5.645 billion and $30 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted average strike of 6.50% and 1-month LIBOR over 6.75% , respectively. At September 30, 1996, 3-month LIBOR was 5.63% and 1-month LIBOR was 5.44%.

          (3) Interest rate floors with notional values of $2.5 billion and $1.1 billion require the counterparty to pay the Corporation the excess, if any, weighted average strike of 4.92% over 3-month LIBOR and weighted average strike of 5.88% over 10-year CMT. At September 30, 1996, 3-month LIBOR was 5.63% and 10-year CMT was 6.65%.

          NM - not meaningful


                                                              PNC BANK CORP.  21

CORPORATE FINANCIAL REVIEW


THIRD QUARTER 1996 VS. THIRD QUARTER 1995

Earnings for the third quarter of 1996 excluding the SAIF assessment totaled $256.3 million or $.75 per fully diluted share, compared with $210.7 million or $.62 per fully diluted share a year ago. On this basis, returns on average assets and average common shareholders' equity were 1.47% and 17.71%, respectively, in the third quarter of 1996 compared with 1.11% and 14.43% in the third quarter of 1995. The Corporation recorded a third quarter pre-tax charge of $35.1 million for the special one-time SAIF assessment. Including the SAIF assessment, net income totaled $234.0 million or $.68 per fully diluted share. Returns on average assets and average common shareholders' equity improved to 1.34% and 16.16%, respectively.

Taxable-equivalent net interest income for the third quarter of 1996 increased $78.1 million to $616.9 million and net interest margin widened to 3.85% compared with $538.8 million and 3.09%, respectively, in the year-earlier period. The increase in net interest income was due to loan growth, the Chemical acquisition and the balance sheet repositioning. The improvement in net interest margin is primarily due to a higher proportion of loans to earning assets and an increase in lower-cost consumer deposits relative to total sources of funds.

Noninterest income totaled $348.4 million in the third quarter of 1996 compared with $338.3 million in the prior-year period. Noninterest income increased $38.2 million or 12.3%, excluding gains from the sale of 12 branches in Dayton, Ohio in the prior year. Asset management and trust revenue increased $13.2 million or 12.1%, to $122.3 million due to growth in mutual fund and personal trust services and an increase in the value of assets under administration. Discretionary assets totaled $104.5 billion at September 30, 1996 compared with $91.3 billion a year ago.

Service fees increased 17.2% to $144.4 million in the third quarter of 1996. Deposit fees increased $13.4 million primarily due to growth in treasury management revenue and acquisitions. Brokerage and corporate finance fees increased 22.9% and 49.6%, respectively. Credit card and merchant services declined $4.0 million in the quarter-to-quarter comparison as a result of alliances with third parties for these businesses. Excluding this impact service fees increased 22.1%.

Mortgage banking revenue declined in the comparison primarily due to lower servicing sales and the impact of an increasingly competitive market for mortgage originations. Other noninterest income decreased $14.8 million to $39.5 million, as higher venture capital income partially offset the impact of gains from branch sales in 1995.

Noninterest expense totaled $595.4 million in the third quarter of 1996 compared with $547.4 million in the same period of 1995. Excluding the SAIF assessment and the Chemical acquisition, noninterest expense declined 2.5% in the comparison. The efficiency ratio improved to 58.1% for the third quarter of 1996 compared with 62.4% a year ago, excluding the impact of the SAIF assessment in the current period.

Average earning assets declined $5.9 billion to $63.5 billion compared to the third quarter of 1995 due to initiatives to downsize the securities portfolio and reduce associated wholesale funding. Average securities declined $8.9 billion to $13.1 billion which represents 20.6% of average earning assets compared with 31.7% a year ago. Average loans increased $3.1 billion to $48.7 billion, representing 76.7% of average earning assets compared with 65.7% a year ago. Excluding acquisitions, average loans increased 0.7% in the comparison reflecting declining demand and the Corporation's continued commitment to generating loans with acceptable yield and risk characteristics.

Average deposits declined $361 million to $44.7 billion for the third quarter of 1996. Higher levels of retail deposits from acquisitions were partially offset by lower wholesale liabilities. Excluding acquisitions and wholesale deposits, average deposits decreased 2.0% in the comparison. Average deposits represented 64.3% of total sources of funds in the third quarter of 1996 compared with 59.9% a year ago.


PNC BANK CORP.  22

CONSOLIDATED STATEMENT OF INCOME


                                                                            Three months ended           Nine months ended
                                                                               September 30                September 30
                                                                         -------------------------------------------------------
In thousands, except per share data                                           1996           1995          1996          1995
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                   $979,050       $944,819    $2,931,715    $2,759,610
Securities                                                                 207,729        316,227       677,422       999,226
Other                                                                       29,851         32,463       105,973        90,593
                                                                         -------------------------------------------------------
  Total interest income                                                  1,216,630      1,293,509     3,715,110     3,849,429

INTEREST EXPENSE
Deposits                                                                   350,912        402,379     1,073,786     1,150,854
Borrowed funds                                                              80,133        220,005       300,292       657,251
Notes and debentures                                                       176,655        144,106       514,465       452,203
                                                                         -------------------------------------------------------
  Total interest expense                                                   607,700        766,490     1,888,543     2,260,308
                                                                         -------------------------------------------------------
  Net interest income                                                      608,930        527,019     1,826,567     1,589,121
Provision for credit losses                                                                 1,500                       4,500
                                                                         -------------------------------------------------------
  Net interest income less provision for credit losses                     608,930        525,519     1,826,567     1,584,621

NONINTEREST INCOME
Asset management and trust                                                 122,299        109,117       367,691       308,636
Service fees                                                               144,446        123,283       408,313       363,846
Mortgage banking                                                            34,400         51,609       106,140       147,190
Net securities gains                                                         7,722             44        14,569         9,264
Other                                                                       39,507         54,273       109,808       108,197
                                                                         -------------------------------------------------------
  Total noninterest income                                                 348,374        338,326     1,006,521       937,133

NONINTEREST EXPENSE
Staff expense                                                              277,761        269,279       840,699       798,095
Net occupancy and equipment                                                 90,229         86,730       275,694       258,001
Intangible asset and MSR amortization                                       29,012         26,094        80,738        73,284
Federal deposit insurance                                                   38,324          1,470        44,949        50,007
Other                                                                      160,066        163,862       483,280       464,062
                                                                         -------------------------------------------------------
  Total noninterest expense                                                595,392        547,435     1,725,360     1,643,449
                                                                         -------------------------------------------------------
  Income before income taxes                                               361,912        316,410     1,107,728       878,305
Applicable income taxes                                                    127,959        105,673       387,405       294,068
                                                                         -------------------------------------------------------
  Net income                                                              $233,953       $210,737      $720,323      $584,237
                                                                         -------------------------------------------------------

EARNINGS PER COMMON SHARE
Primary                                                                       $.69           $.62         $2.10         $1.71
Fully diluted                                                                  .68            .62          2.08          1.70

CASH DIVIDENDS DECLARED PER COMMON SHARE                                       .35            .35          1.05          1.05

AVERAGE COMMON SHARES OUTSTANDING
Primary                                                                    340,535        338,983       342,143       339,220
Fully diluted                                                              345,173        344,145       346,958       345,165
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                                                              PNC BANK CORP.  23

CONSOLIDATED BALANCE SHEET


                                                                           September 30            December 31
Dollars in millions, except par values                                             1996                   1995
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $3,611                 $3,679
Short-term investments                                                              920                  1,611
Loans held for sale                                                                 915                    659
Securities available for sale                                                    11,243                 15,839
Loans, net of unearned income of $347 and $403                                   49,443                 48,653
   Allowance for credit losses                                                   (1,152)                (1,259)
                                                                             ---------------------------------
   Net loans                                                                     48,291                 47,394
Goodwill and other intangibles                                                      999                    997
Mortgage servicing rights                                                           322                    268
Other                                                                             3,361                  2,957
                                                                             ---------------------------------
   Total assets                                                                 $69,662                $73,404
                                                                             ---------------------------------

LIABILITIES
Deposits
   Noninterest-bearing                                                          $10,900                $10,707
   Interest-bearing                                                              34,530                 36,192
                                                                             ---------------------------------
     Total deposits                                                              45,430                 46,899
Borrowed funds
   Federal funds purchased                                                        1,523                  3,817
   Repurchase agreements                                                            909                  2,851
   Commercial paper                                                                 400                    753
   Other                                                                          2,505                  1,244
                                                                             ---------------------------------
     Total borrowed funds                                                         5,337                  8,665
Notes and debentures                                                             11,313                 10,398
Other                                                                             1,784                  1,674
                                                                             ---------------------------------
   Total liabilities                                                             63,864                 67,636

SHAREHOLDERS' EQUITY
Preferred stock - $1 par value
   Authorized: 17,471,629 and 17,529,342 shares
   Issued and outstanding: 808,829 and 848,784 shares
   Aggregate liquidation value: $17 and $17                                           1                      1
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 343,316,174 and 340,863,348 shares                                     1,717                  1,704
Capital surplus                                                                     590                    545
Retained earnings                                                                 3,931                  3,571
Deferred benefit expense                                                            (77)                   (79)
Net unrealized securities gains (losses)                                           (115)                    26
Common stock held in treasury at cost: 7,831,321 shares                            (249)
                                                                             ---------------------------------
   Total shareholders' equity                                                     5,798                  5,768
                                                                             ---------------------------------
   Total liabilities and shareholders' equity                                   $69,662                $73,404
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP.  24

CONSOLIDATED STATEMENT OF CASH FLOWS


Nine months ended September 30
In millions                                                                                               1996        1995
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                                $720        $584
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                                           5
   Depreciation, amortization and accretion                                                                211         187
   Deferred income taxes                                                                                    92         122
   Net securities gains                                                                                    (15)         (9)
   Net gain on sales of assets                                                                             (71)        (74)
   Valuation adjustments                                                                                   (12)         (1)
Net change in
   Loans held for sale                                                                                    (256)       (414)
   Other                                                                                                  (450)        (67)
                                                                                                       --------------------
     Net cash provided by operating activities                                                             219         333

INVESTING ACTIVITIES
Net change in loans                                                                                       (526)     (1,574)
Repayment
   Securities available for sale                                                                         3,676         864
   Investment securities                                                                                             1,554
Sales
   Securities available for sale                                                                         5,326       1,763
   Loans                                                                                                   218         153
   Foreclosed assets                                                                                       116          81
Purchases
   Securities available for sale                                                                        (4,630)     (1,646)
   Investment securities                                                                                              (149)
   Loans                                                                                                  (722)       (520)
Net cash received in acquisitions                                                                          460           8
Other                                                                                                      744       2,219
                                                                                                       --------------------
     Net cash provided by investing activities                                                           4,662       2,753

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                            184        (664)
   Interest-bearing deposits                                                                            (2,133)     (1,532)
   Federal funds purchased                                                                              (2,294)      1,239
Sale/issuance
   Repurchase agreements                                                                                54,438      60,734
   Commercial paper                                                                                      1,872       3,234
   Other borrowed funds                                                                                 64,085      80,973
   Notes and debentures                                                                                  9,567       8,506
   Common stock                                                                                             58          48
Redemption/maturity
   Repurchase agreements                                                                               (56,380)    (58,686)
   Commercial paper                                                                                     (2,225)     (3,969)
   Other borrowed funds                                                                                (62,874)    (82,030)
   Notes and debentures                                                                                 (8,638)    (10,829)
   Preferred stock                                                                                                     (50)
Acquisition of treasury stock                                                                             (249)       (225)
Cash dividends paid to shareholders                                                                       (360)       (291)
                                                                                                       --------------------
     Net cash used by financing activities                                                              (4,949)     (3,542)
                                                                                                       --------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                             (68)       (456)
     Cash and due from banks at beginning of year                                                        3,679       3,412
                                                                                                       --------------------
     Cash and due from banks at end of period                                                           $3,611      $2,956
---------------------------------------------------------------------------------------------------------------------------

CASH ITEMS

   Interest paid                                                                                        $2,009      $2,266
   Income taxes paid                                                                                       147          93

NONCASH ITEMS
   Transfers from loans to foreclosed assets                                                                54          72
----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                                                              PNC BANK CORP.  25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTING POLICIES

BUSINESS PNC Bank Corp. provides a broad range of banking and financial services through its subsidiaries. PNC Bank Corp. is subject to intense competition from other financial services companies with respect to these services and customers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

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


PNC BANK CORP.  26

RECENT ACCOUNTING PRONOUNCEMENT In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") was issued, effective for transactions entered into after December 31, 1996. SFAS No. 125 establishes rules distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management does not expect this standard to have a material impact on the Corporation's financial position or results of operations.

CASH FLOWS

For the statement of cash flows, the Corporation defines cash and cash equivalents as cash and due from banks. The table below sets forth information pertaining to acquisitions and divestitures which affect cash flows.


Nine months ended September 30
In millions                                      1996    1995
-------------------------------------------------------------
Assets acquired                                  $538    $694
Liabilities assumed                               501     485
Cash paid                                          37     168
Cash and due from banks received                  497     176
--------------------------------------------------------------


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


                                                              PNC BANK CORP.  27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SECURITIES

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which are available for sale, and the fair value of financial derivatives designated to such instruments.

At September 30, 1996 and December 31, 1995, $5.5 billion and $6.1 billion, respectively, notional value of financial derivatives were associated with securities available for sale.


SECURITIES AVAILABLE FOR SALE                       September 30, 1996                                  December 31, 1995
                                          ---------------------------------------------------------------------------------------
                                          Amortized      Unrealized             Fair      Amortized        Unrealized
                                                    ----------------------                            ---------------------- Fair
In millions                                   Cost    Gains      Losses        Value           Cost     Gains       Losses   Value
----------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury                            $2,460      $16         $16       $2,460         $3,211       $69               $3,280
   U.S. Government agencies and
     corporations
       Mortgage-related                      5,725        5         174        5,556          7,510        18       $75      7,453
       Other                                   421                   12          409          1,030         5         1      1,034
   Asset-backed
     Private placement                         250                               250          1,597         7                1,604
     Other                                   1,105        2           1        1,106            426         2                  428
   State and municipal                         223       10                      233            343        25         1        367
   Other debt
     Mortgage-related                          776        2          13          765          1,121         2        10      1,113
     Other                                     101        7           2          106             99         1         3         97
Corporate stocks and other                     356        2                      358            455         4         2        457
Associated derivatives                                                                                      6                    6
                                          -----------------------------------------------------------------------------------------
     Total securities available for sale   $11,417      $44        $218      $11,243        $15,792      $139       $92    $15,839
-----------------------------------------------------------------------------------------------------------------------------------


NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                     September 30  December 30
In millions                                  1996         1995
---------------------------------------------------------------
Nonaccrual loans                             $374         $335
Restructured loans                              3           23
                                            -------------------
   Total nonperforming loans                  377          358
Foreclosed assets                             124          178
                                            -------------------
   Total nonperforming assets                $501         $536
---------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES

The following table presents changes in the allowance for credit losses:

In millions                                  1996         1995
---------------------------------------------------------------
January 1                                   $1,259      $1,352
Charge-offs                                   (168)       (163)
Recoveries                                      61          84
                                           --------------------
   Net charge-offs                            (107)        (79)
Provision for credit losses                                  5
Acquisitions                                                 7
                                           --------------------
   September 30                             $1,152      $1,285
---------------------------------------------------------------


SHAREHOLDERS' EQUITY

On October 9, 1996, the Corporation issued 6 million shares of nonconvertible Series F preferred stock totaling $300 million. Noncumulative dividends are payable quarterly commencing December 31, 1996, at 6.05%, to September 30, 2001. Thereafter, the dividend rate will be .35% plus the highest of the three-month Treasury Bill rate, 10-year Constant Maturity rate or the 30-year Constant Maturity rate. However, the dividend rate after September 30, 2001 will not be less than 6.55% or greater than 12.55%. The Series F preferred stock is redeemable in whole between October 9, 1996 and September 29, 2001 in the event of certain amendments to the Internal Revenue Code relating to the dividend received deduction at a declining redemption price from $52.50 to $50.50 per share. After September 29, 2001 the Series F preferred stock may be redeemed, in whole or in part, at $50 per share.


PNC BANK CORP.  28

FINANCIAL DERIVATIVES

The following table sets forth notional and fair values of financial derivatives.

                                             Positive               Negative
                                    Notional     Fair     Notional      Fair
In millions                            Value    Value        Value     Value
-----------------------------------------------------------------------------
SEPTEMBER 30, 1996
Interest rate swaps                   $4,871      $41       $3,581      $(56)
Interest rate caps                     5,675        4
Interest rate floors                   2,500        3
Mortgage banking
   activities                          1,543        8          660        (1)
                                    ------------------------------------------
    Total                            $14,589      $56       $4,241      $(57)
-----------------------------------------------------------------------------

DECEMBER 31, 1995
Interest rate swaps                   $4,249      $77       $5,141      $(48)
Interest rate caps                     5,510        6
Mortgage banking
   activities                            769       16        1,038        (4)
                                    ------------------------------------------
Total                                $10,528      $99       $6,179      $(52)
------------------------------------------------------------------------------

SPECIAL CHARGES

In connection with the Midlantic merger, the Corporation recorded special charges totaling $260 million in 1995. These charges represented estimated costs of integrating and consolidating branch networks, back office and administrative facilities, professional services and the cost to terminate an interest rate cap position. The following table sets forth changes in accrued special charges:

1996                         Balance at             Balance at
In millions                   January 1  Incurred September 30
--------------------------------------------------------------
Staff related                       $42       $20         $22
Net occupancy                        72        35          37
Equipment                            17        10           7
Professional services                31        29           2
Other                                18        15           3
Interest rate cap termination        80        80
                                 -----------------------------
   Total                           $260      $189         $71
--------------------------------------------------------------


OTHER FINANCIAL INFORMATION

In connection with the Midlantic merger, notes and debentures of Midlantic with a remaining aggregate principal amount of $363 million have been jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc. Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:


PNC BANCORP. INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                     September 30          December 30
In millions                                  1996                 1995
----------------------------------------------------------------------
ASSETS
Cash and due from banks                    $3,616               $3,678
Securities                                 11,059               15,683
Loans, net of unearned income              49,397               48,583
  Allowance for credit losses              (1,152)              (1,259)
                                       -------------------------------
  Net loans                                48,245               47,324
Other assets                                5,737                6,053
                                       -------------------------------
  Total assets                            $68,657              $72,738
                                       -------------------------------
LIABILITIES
Deposits                                  $45,525              $47,024
Borrowed funds                              4,970                8,093
Notes and debentures                       10,644                9,726
Other liabilities                           1,182                1,167
                                       -------------------------------
  Total liabilities                        62,321               66,010
SHAREHOLDER'S EQUITY                        6,336                6,728
                                       -------------------------------
  Total liabilities and
    shareholder's equity                  $68,657              $72,738
----------------------------------------------------------------------

PNC BANCORP. INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Nine months ended September 30

In millions                                  1996                 1995
-----------------------------------------------------------------------
Interest income                            $3,688               $3,825
Interest expense                            1,827                2,212
                                          ----------------------------
  Net interest income                       1,861                1,613
Provision for credit losses                                         19
                                          ----------------------------
  Net interest income less provision
     for credit losses                      1,861                1,594
Noninterest income                            895                  873
Noninterest expense                         1,657                1,592
                                          ----------------------------
  Income before income taxes                1,099                  875
Applicable income taxes                       390                  293
                                          ----------------------------
  Net income                                 $709                 $582
----------------------------------------------------------------------

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $522 million at September 30, 1996. Dividends may also be impacted by capital needs, regulatory requirements and policies, and other factors.

                                                              PNC BANK CORP.  29

STATISTICAL INFORMATION


AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                Nine months ended September 30
                                                         --------------------------------------------------------------------------
                                                                          1996                                   1995
                                                         --------------------------------------------------------------------------
                                                                                                                            Average
Taxable-equivalent basis                                   Average                       Average   Average                  Yields/
Average balance in millions, interest in thousands        Balances       Interest   Yields/Rates  Balances      Interest      Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Short-term investments                                   $1,020        $46,648         6.11%     $1,062       $53,013      6.68%
   Loans held for sale                                       1,127         58,895         6.97         644        37,043      7.68
   Securities
     U.S. Treasury                                           2,652        131,196         6.61       4,333       166,164      5.13
     U.S. Government agencies and corporations               8,123        372,169         6.11      14,183       603,397      5.67
     State and municipal                                       276         20,796        10.03         366        27,730     10.09
     Other debt                                              2,820        143,810         6.76       3,853       198,090      6.82
     Corporate stocks and other                                343         16,225         6.32         313        16,071      6.86
                                                         --------------------------              -------------------------
       Total securities                                     14,214        684,196         6.41      23,048     1,011,452      5.85
   Loans, net of unearned income
     Consumer                                               13,222        873,152         8.82      11,649       784,678      9.01
     Residential mortgage                                   11,944        668,784         7.47      10,590       594,304      7.48
     Commercial                                             16,997        994,873         7.69      15,559       955,103      8.09
     Commercial real estate                                  4,809        322,329         8.88       5,048       353,376      9.29
     Other                                                   1,853         92,039         6.63       1,867        95,362      6.82
                                                         --------------------------              -------------------------
       Total loans, net of unearned income                  48,825      2,951,177         8.02      44,713     2,782,823      8.27
   Other interest-earning assets                                10            599         7.76          12           663      7.18
                                                         --------------------------              -------------------------
       Total interest-earning assets/interest income        65,196      3,741,515         7.62      69,479     3,884,994      7.44
Noninterest-earning assets
   Allowance for credit losses                              (1,216)                                 (1,325)
   Cash and due from banks                                   3,169                                   3,028
   Other assets                                              4,085                                   3,967
                                                         -------------                           ------------
     Total assets                                          $71,234                                 $75,149
                                                         -------------                           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                               $12,588        246,662         2.62     $12,073       263,105      2.91
     Savings                                                 3,522         53,852         2.04       3,768        68,074      2.42
     Other time                                             18,410        739,428         5.36      17,443       719,430      5.51
     Deposits in foreign offices                               828         33,844         5.37       2,155       100,245      6.13
                                                         --------------------------              -------------------------
       Total interest-bearing deposits                      35,348      1,073,786         4.06      35,439     1,150,854      4.34
   Borrowed funds
     Federal funds purchased                                 2,784        112,015         5.37       2,838       127,857      6.02
     Repurchase agreements                                   2,448         98,885         5.31       7,083       325,596      6.06
     Commercial paper                                          467         19,272         5.51         728        32,459      5.96
     Other                                                   1,345         70,120         6.95       3,368       171,339      6.75
                                                         --------------------------              -------------------------
       Total borrowed funds                                  7,044        300,292         5.66      14,017       657,251      6.21
   Notes and debentures                                     11,675        514,465         5.83       9,504       452,203      6.32
                                                         --------------------------              -------------------------
       Total interest-bearing liabilities/interest
       expense                                              54,067      1,888,543         4.64      58,960     2,260,308      5.10

Noninterest-bearing liabilities and shareholders'
equity
   Demand and other noninterest-bearing deposits             9,866                                   8,935
   Accrued expenses and other liabilities                    1,535                                   1,507
   Shareholders' equity                                      5,766                                   5,747
                                                         -------------                           ------------
     Total liabilities and shareholders' equity            $71,234                                 $75,149
                                                         -------------              ------------ ------------              ---------
Interest rate spread                                                                      2.98                                2.34
     Impact of noninterest-bearing liabilities                                             .79                                 .77
                                                                       -------------------------              ----------------------
     Net interest income/margin on earning assets                       $1,852,972        3.77%                $1,624,686     3.11%
------------------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities.


PNC BANK CORP.  30

                                            1996                                                      1995
        --------------------------------------------------------------------------------------------------------------------
                    Third Quarter                         Second Quarter                          Third Quarter
        --------------------------------------------------------------------------------------------------------------------

          Average                      Average   Average                      Average   Average                      Average
         Balances     Interest    Yields/Rates  Balances     Interest    Yields/Rates  Balances     Interest    Yields/Rates
        --------------------------------------------------------------------------------------------------------------------
             $807      $12,241          6.04%     $1,155      $17,196          5.99%       $815      $14,623          7.12%
              918       17,442          7.60       1,260       21,725          6.90         939       17,667          7.52

            2,875       47,066          6.51       2,821       46,571          6.64       4,276       54,689          5.07
            7,427      114,011          6.14       8,385      126,314          6.03      13,415      186,608          5.56
              216        5,397         10.01         285        7,261         10.21         361        8,978          9.94
            2,249       37,681          6.67       2,906       48,960          6.71       3,678       64,575          6.95
              330        5,371          6.47         343        5,512          6.46         315        5,454          6.87
        -------------------------              -------------------------              -------------------------
           13,097      209,526          6.39      14,740      234,618          6.37      22,045      320,304          5.79

           13,054      290,456          8.85      13,243      289,072          8.78      11,822      266,234          8.93
           12,325      231,271          7.51      11,883      219,395          7.40      11,066      211,464          7.64
           17,049      332,167          7.62      17,190      331,768          7.64      15,914      323,724          7.96
            4,712      105,338          8.85       4,831      104,582          8.62       5,096      120,759          9.39
            1,573       26,003          6.60       2,044       33,711          6.48       1,748       30,292          6.90
        -------------------------              -------------------------              -------------------------
           48,713      985,235          8.01      49,191      978,528          7.94      45,646      952,473          8.25
               10          194          7.24          10          221          8.69          13          232          7.39
        -------------------------              -------------------------              -------------------------
           63,545    1,224,638          7.64      66,356    1,252,288          7.53      69,458    1,305,299          7.45

           (1,179)                                (1,216)                                (1,306)
            3,216                                  3,196                                  2,996
            3,964                                  4,104                                  4,118
        ------------                           ------------                           ------------
          $69,546                                $72,440                                $75,266
        ------------                           ------------                           ------------


          $12,520       81,321          2.58     $12,635       80,422          2.56     $11,899       86,404          2.88
            3,407       16,931          1.98       3,582       17,796          2.00       3,635       21,484          2.35
           18,172      243,340          5.33      18,407      243,554          5.32      17,974      255,883          5.65
              695        9,320          5.25         759       10,119          5.27       2,437       38,608          6.20
        -------------------------              -------------------------              -------------------------
           34,794      350,912          4.01      35,383      351,891          4.00      35,945      402,379          4.44

            1,930       26,041          5.37       2,892       37,586          5.23       3,637       54,227          5.91
            1,551       21,461          5.41       3,063       40,465          5.23       6,426       99,360          6.05
              423        5,878          5.53         431        5,686          5.31         492        7,396          5.96
            1,606       26,753          6.62       1,430       23,965          6.71       3,461       59,022          6.71
        -------------------------              -------------------------              -------------------------
            5,510       80,133          5.76       7,816      107,702          5.50      14,016      220,005          6.18
           12,048      176,655          5.77      11,904      172,769          5.78       8,829      144,106          6.44
        ------------ ------------              ------------ ------------              ------------ ------------

           52,352      607,700          4.60      55,103      632,362          4.59      58,790      766,490          5.15

            9,922                                  9,996                                  9,132
            1,506                                  1,574                                  1,542
            5,766                                  5,767                                  5,802
        ------------                           ------------                           ------------
          $69,546                                $72,440                                $75,266
        ------------              -------------------------              -------------------------              ------------
                                        3.04                                   2.94                                   2.30
                                         .81                                    .78                                    .79
                     -------------------------              -------------------------              -------------------------
                      $616,938          3.85%                $619,926          3.72%                $538,809          3.09%
        --------------------------------------------------------------------------------------------------------------------


                                                              PNC BANK CORP.  31

QUARTERLY REPORT ON FORM 10-Q


Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of October 31, 1996, PNC Bank Corp. had 334,024,799 shares of common stock ($5 par value) outstanding.

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

          Cross-Reference                              Page(s)

          ----------------------------------------------------
PART I    FINANCIAL INFORMATION

Item 1    Consolidated Statement of Income for the
            three months and nine months ended
            September 30, 1996 and 1995                     23
          Consolidated Balance Sheet as of
            September 30, 1996 and December 31,             24
            1995
          Consolidated Statement of Cash Flows for
            the nine months ended September 30,
            1996 and 1995                                   25
          Notes to Consolidated Financial
            Statements                                   26-29
          Average Consolidated Balance Sheet and
            Net Interest Analysis                        30-31
Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    2-22

---------------------------------------------------------------

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to the Quarterly Report on Form
10-Q:

  10.1   Directors Deferred Compensation Plan.*
  10.2   1996 Executive Incentive Award Plan.*
  11     Calculation of primary and fully diluted  earnings per
           common share.
  12.1   Computation of Earnings to Fixed Charges.
  12.2   Computation  of Earnings to Combined Fixed Charges and
           Preferred Stock Dividends.
  27     Financial Data Schedule.
-------- -------------------------------------------------------

   *     Denotes management contract or compensatory plan.

Copies of these Exhibits will be furnished without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net on the Internet.

Since June 30, 1996, the Corporation filed the following current reports on Form 8-K:

Form 8-K dated as of July 15, 1996, reporting the Corporation's consolidated financial results for the three months and six months ended June 30, 1996, filed pursuant to Item 5.

Form 8-K dated as of October 7, 1996, reporting a public offering of 6,000,000 shares by the Corporation of a newly authorized series of Preferred Stock, filed pursuant to Item 5.

Form 8-K dated as of October 10, 1996, reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1996, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 1996, on its behalf by the undersigned thereunto duly authorized.

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

FINANCIAL INFORMATION

Copies of the Corporation's filings with the Securities and Exchange Commission, including Exhibits thereto, may be obtained without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net on the Internet.

STOCK LISTING

PNC Bank Corp. common stock is traded on the New York Stock Exchange under the symbol PNC.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the high, low and quarter-end closing sale prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                          Cash
                                                     Dividends
1996 Quarter          High         Low      Close     Declared
---------------------------------------------------------------
First              $32.625     $28.375     $30.750        $.35
Second              31.500      28.375      29.750         .35
Third               33.875      27.500      33.375         .35
                                                        -------
   Total                                                 $1.05
---------------------------------------------------------------

1995 Quarter
---------------------------------------------------------------
First              $25.750     $21.125     $24.375        $.35
Second              28.125      24.250      26.375         .35
Third               28.625      23.625      27.875         .35
Fourth              32.375      26.125      32.250         .35
                                                        -------
   Total                                                 $1.40
---------------------------------------------------------------

On October 3, 1996, the board of directors of PNC Bank Corp. approved an increase in the quarterly cash dividend on common stock to a new rate of $.37 per common share. This increased dividend was paid on October 24, 1996 to shareholders of record at the close of business on October 15, 1996.

REGISTRAR AND TRANSFER AGENT

The Chase Manhattan Bank
P.O. Box 590
Ridgefield Park, NJ  07660
800-982-7652

TO EXCHANGE MIDLANTIC STOCK CERTIFICATES

The Chase Manhattan Bank
P.O. Box 396
Bowling Green Station
New York, NY  10274
Attn:  Reorganization Department

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

                                 EXHIBIT INDEX

10.1     Directors Deferred Compensation Plan.*

10.2     1996 Executive Incentive Award Plan.*

11 Calculation of primary and fully diluted earnings per common share for the three months and nine months ended September 30, 1996 and 1995.

12.1     Computation of Earnings to Fixed Charges for the nine months ended
         September 30, 1996 and for each of the five years in the period ended
         December 31, 1995.

12.2     Computation of Earnings to Combined Fixed Charges and Preferred Stock
         Dividends for the nine months ended September 30, 1996, and for each of the five years in the period ended December 31, 1995.

27       Financial Data Schedule.

*        Denotes management contract or compensatory plan.