Form 10-K
period 1996-12-31
PNC BANK CORP
filed 1997-03-21
CIK 713676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

        (Mark One)
           [X] Annual report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996
                                       OR
           [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

      Registrant's telephone number, including area code - (412) 762-1553
          Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of Each Exchange
                           Title of Each Class                                        on Which Registered
                           -------------------                                        -------------------
COMMON STOCK, PAR VALUE $5.00                                                       New York Stock Exchange
$1.60 CUMULATIVE CONVERTIBLE PREFERRED STOCK-SERIES C, PAR VALUE $1.00              New York Stock Exchange
$1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK-SERIES D, PAR VALUE $1.00              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
    $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES A, PAR VALUE $1.00 $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES B, PAR VALUE $1.00

               8.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2008
              8 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2010
                   9.875% SUBORDINATED CAPITAL NOTES DUE 1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to approximately $12.9 billion at February 28, 1997.

Number of shares of Registrant's common stock outstanding at February 28, 1997:
321,728,962

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of PNC Bank Corp.'s Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of PNC Bank Corp. for the annual meeting of shareholders to be held on April 22, 1997 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

TABLE OF CONTENTS

PART I                                                       Page
                                                            -------
Item 1      Business                                            2
Item 2      Properties                                          5
Item 3      Legal Proceedings                                   5
Item 4      Submission of Matters to a Vote of Security
            Holders                                             *

PART II

Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters                      6
Item 6      Selected Financial Data                            6
Item 7      Management's Discussion and Analysis of
              Financial Condition and Results of               6
              Operations
Item 8      Financial Statements and Supplementary Data        6
Item 9      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure           *

PART III

Item 10     Directors and Executive Officers of the            6
            Registrant
Item 11     Executive Compensation                             7
Item 12     Security Ownership of Certain Beneficial
            Owners and Management                              7
Item 13     Certain Relationships and Related                  7
            Transactions

PART IV

Item 14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                7

SIGNATURES                                                     8

EXHIBIT INDEX                                                E-1

* Not applicable

PART I

ITEM 1 - BUSINESS

BUSINESS OVERVIEW PNC Bank Corp. ("PNC Bank" or "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). PNC Bank was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC Bank has diversified its geographical presence and product capabilities through strategic bank and nonbank acquisitions and the formation of various nonbanking subsidiaries.

The Corporation is one of the largest diversified financial services companies in the United States and operates five lines of business: Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking and Asset Management. Each line of business focuses on specific customer segments and offers financial products and services in PNC Bank's primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky and nationally through retail distribution networks and alternative delivery channels. At December 31, 1996, the Corporation's consolidated total assets, deposits and shareholders' equity were $73.3 billion, $45.7 billion and $5.9 billion, respectively.

LINES OF BUSINESS Information relating to Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking and Asset Management is set forth under the captions "Business Strategies" and "Line of Business Results" in the "Corporate Financial Review" included on pages 27 through 28 and 29 through 34, respectively, of the Annual Report to Shareholders, which is incorporated herein by reference.

SUBSIDIARY BANKS While the Corporation manages five lines of business, the corporate legal structure currently consists of 10 subsidiary banks and over 140 active nonbank subsidiaries. PNC Bank, National Association, headquartered in Pittsburgh, Pennsylvania is the Corporation's only bank subsidiary which is a significant subsidiary within the meaning of Rule 1-02(v) of Regulation S-X. At December 31, 1996, PNC Bank, N. A. had total assets of $58 billion, representing 79% of the Corporation's consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K which is incorporated herein by reference.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                        Page of
                                                         Annual
                                                         Report
---------------------------------------------------------------
Analysis of Year-to-Year Changes in Net Interest
   Income                                                    71
Average Consolidated Balance Sheet and Net Interest
   Analysis                                                  72
Book Values of Securities                             45 and 55
Maturities and Weighted-Average Yield of Securities          55
Loan Types                                                   56
Loan Maturities and Interest Sensitivity                     74
Nonaccrual, Past Due and Restructured Loans                  57
Potential Problem Loans                                      40
Summary of Loan Loss Experience                              74
Allocation of Allowance for Credit Losses                    75
Average Amount and Average Rate Paid on Deposits             72
Time Deposits of $100,000 or More                            75
Selected Consolidated Financial Data                         69
Borrowed Funds                                               75
---------------------------------------------------------------

RISK MANAGEMENT The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity and interest rate risk. Although it cannot eliminate these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control. Information relating to credit, liquidity and interest rate risk and the Corporation's risk management processes is set forth under the section "Risk Management" in the "Corporate Financial Review" included on pages 39 through 42 of the Annual Report to Shareholders, which is incorporated herein by reference.

EFFECT OF GOVERNMENTAL MONETARY POLICIES The earnings and operations of bank holding companies and their subsidiaries are affected by the monetary and fiscal policies of the United States government and its agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature or timing of future changes in monetary and fiscal policies or the effect that they may have on the Corporation's business and earnings.

SUPERVISION AND REGULATION The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 19 - Regulatory Matters" of the "Notes to Consolidated Financial Statements" included on page 64 of the Annual Report to Shareholders ("Note 19
- Regulatory Matters"), which is incorporated herein by reference. The coverage of the regulations range from activity, investment and dividend limitations on the bank holding company and its subsidiaries to consumer-related protections for loan, deposit, brokerage and mutual fund customers.

As a bank holding company registered under the BHC Act, the Corporation is subject to the supervision and regular inspection by the Federal Reserve Board. Under the BHC Act, the Federal Reserve Board's prior approval is required in any case the Corporation proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking corporation. Under the BHC Act, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of nonbanking corporations, unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 1996, the Corporation's subsidiary banks were rated "Outstanding" or "Satisfactory" with respect to CRA.

The Corporation's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies, including such federal agencies as the Office of the Comptroller of the Currency ("OCC") with respect to its national banks, the Federal Reserve Board with respect to PNC Bank, Kentucky, Inc., the Federal Deposit Insurance Corporation ("FDIC") with respect to PNC Bank, Delaware and PNC Bank, New England, and the Office of Thrift Supervision with respect to PNC Bank, FSB. The Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to the Corporation, which constitutes the principal source of income to the parent company as discussed under the caption "Liquidity" in the "Corporate Financial Review" on page 41 of the Annual Report to Shareholders, which is incorporated herein by reference. The Corporation's subsidiary banks are also subject to federal laws limiting extension of credit to their parent holding company and nonbank affiliates as discussed in "Note 19 - Regulatory Matters."

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval. At December 31, 1996, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized."

Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Corporate Financial Review" on page 39 of the Annual Report to Shareholders, which is incorporated herein by reference.

All of the subsidiary banks are insured by the FDIC and subject to premium assessments. The amount of FDIC assessments is based on the institution's relative risk as measured by regulatory capital ratios and certain other factors. Under current regulations, the Corporation's subsidiary banks are not assessed a premium on deposits insured by either the Bank Insurance Fund or the Savings Association Insurance Fund. However, insured depository institutions will continue to pay premiums based on deposit levels to service debt on Financing Corporation bonds.

The Corporation's subsidiary banks are subject to "cross-guarantee" provisions under federal law that provide if one FDIC-insured depository institution of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a "commonly controlled" depository institution for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with the "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

The Corporation's nonbank subsidiaries are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal and state agencies as well. The Corporation's four registered broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and monitored by the OCC in three instances and the Federal Reserve Board in the other instance. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., among others. Several nonbank subsidiaries which are registered investment advisers are subject to the regulations of the SEC and other agencies. Investment advisers which are national bank subsidiaries are also subject to OCC supervision.

Over the past few years, the regulatory framework applicable to the Corporation and its subsidiaries has been subject to extensive Congressional and agency review, which has resulted in some liberalization and may result in further reforms. Current proposals range from easing restrictions on a bank's insurance and investment banking activities to easing bank ownership requirements. Management currently cannot predict the outcome of these proposals or the effect, if any, on the Corporation.

Since 1995, the BHC Act has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions. Effective June 1, 1997, the Corporation's subsidiary banks will have the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merger branches outside their home state. Some states, including Delaware, Kentucky, New Jersey, Ohio and Pennsylvania, have affirmatively opted to permit such transactions earlier. Pursuant to these provisions, the Corporation merged certain subsidiary banks during 1996 and may do so in the future. Competition may increase further as banks branch across state lines and enter new markets.

COMPETITION The Corporation and subsidiaries are subject to vigorous and intense competition from various financial institutions and increasingly from "nonbank" entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other nonbank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as the competition for consumer investment dollars intensifies among banks and other financial services companies. The Corporation's subsidiary banks compete for deposits not only with other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies, issuers of commercial paper and other securities, including mutual funds. Various non-bank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing asset management services, the Corporation's subsidiaries compete with many large banks, trust companies, brokerage houses, mutual fund managers, other registered investment advisers and insurance companies.

The Corporation and its subsidiaries compete not only with financial institutions headquartered in states in which the subsidiary banks are located, but also a number of large out-of-state and foreign banks, bank holding companies and other financial and nonbank institutions. Some of the financial and other institutions operating in the same markets are engaged in national and international operations and have more assets and personnel than the Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning each executive officer of the Corporation as of March 1, 1997 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years.

                             Position with                Year
Name                   Age   Corporation            Employed(1)
---------------------------------------------------------------
Thomas H. O'Brien (2)   60   Chairman and Chief          1962
                               Executive Officer

James E. Rohr (2)       48   President and Director      1972

Walter E. Gregg, Jr.    55   Senior Executive Vice       1974
(2)                            President

Susan B. Bohn           52   Executive Vice President,   1986
                               Corporate Development
                               and Communications

Richard C. Caldwell     52   Executive Vice President,   1990
                               Asset Management

Frederick J.            54   Executive Vice President,   1976
  Gronbacher                   Consumer Banking

Robert L. Haunschild    47   Senior Vice President and   1990
                               Chief Financial Officer

William J. Johns        49   Senior Vice President and   1974
                               Chief Accounting Officer

Ralph S. Michael III    42   Executive Vice President,   1979
                               Corporate Banking

Thomas E. Paisley III   49   Senior Vice President and   1972
                               Chairman, Corporate
                               Credit Policy Committee

Helen P. Pudlin         47   Senior Vice President and   1989
                               General Counsel

Bruce E. Robbins        52   Executive Vice President,   1973
                               Real Estate Banking
---------------------------------------------------------------

(1) Where applicable, refers to year first employed by predecessor company or acquired company.

(2) Office of the Chairman member.

ITEM 2 - PROPERTIES

The executive and administrative offices of the Corporation and PNC Bank, National Association ("PNC Bank, N.A."), are located at One PNC Plaza, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N.A. The Corporation and PNC Bank, N.A. occupy substantially all of the building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, 620 Liberty Avenue, Pittsburgh, Pennsylvania, that houses additional office space. PNC Bank, N.A. also owns a data processing and telecommunications center located in a suburb of Pittsburgh, Pennsylvania.

The Corporation's subsidiaries also own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate.

Additional information pertaining to the Corporation's properties is set forth in "Note 8 - Premises, Equipment and Leasehold Improvements" of the "Notes to Consolidated Financial Statements" included on pages 57 and 58 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

A consolidated class action complaint was filed in March 1995 in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer. The lawsuit was consolidated from four lawsuits filed in November and December 1994. The consolidated complaint alleges violations of federal securities laws and common law relating to disclosures regarding the Corporation's net interest income, interest rate risk, future prospects, and related matters, and seeks, among other things, unquantified damages. On August 7, 1996, the district court denied defendants' motion to dismiss as to all claims except the negligent misrepresentation claim, which was dismissed. On the same date, the district court certified the case as a class action consisting of all persons who purchased the Corporation's common stock from April 18, 1994 through November 15, 1994. Management believes there are meritorious defenses to this consolidated lawsuit and intends to defend it vigorously. Management believes that the final disposition will not be material to the Corporation's financial position.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC". At the close of business on February 28, 1997, there were 65,642 common shareholders of record.

Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors including applicable government regulations and policies (such as those relating to the ability of the subsidiary banks and nonbank subsidiaries to upstream dividends to the parent company). The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without prior regulatory approval. Further discussion concerning dividend restrictions is set forth under the caption "Supervision and Regulation" in Part I, Item 1 of this Form 10-K and in "Note 19 - Regulatory Matters," which sections are incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on page 76 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

"Selected Consolidated Financial Data" on page 69 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Corporation's financial position and results of operations set forth under the section "Corporate Financial Review" on pages 26 through 46 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 47, 48 through 51, and 70, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies, and respective terms of office, except for Donald L. Moritz and Arthur J. Kania who are not standing for reelection, is set forth under the heading "Election of Directors - Information Concerning Nominees" in the Proxy Statement and is incorporated herein by reference. Mr. Moritz, age 69, has been a director of the Corporation since 1985. He is a director and chairman of the Executive Committee of Equitable Resources, Inc., an energy, gas and utility company. Mr. Kania, age 65, is a principal with Trikan Associates, a real estate management investment firm, and became a director of the Corporation in connection with the Midlantic Corporation merger effective December 31, 1995. Mr. Kania is also a partner with Kania, Lindner, Lasak & Feeney, a law firm.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers under the captions "Election of Directors - Compensation of Directors," "Election of Directors Common Stock Purchase Guideline" and "Compensation of Executive Officers," excluding the "Personnel and Compensation Committee Report on Executive Compensation," in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of the equity securities of the Corporation by all directors, each of the five highest compensated executive officers, all directors and executive officers of the Corporation as a group and certain other beneficial owners under the heading "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial statements of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.

                                                      Page of
                                                       Annual
Financial Statements                                   Report
-------------------------------------------------------------
Report of Ernst & Young LLP, Independent Auditors         47
Consolidated Statement of Income for the three
    years ended December 31, 1996                         48
Consolidated Balance Sheet as of December 31, 1996
    and 1995                                              49
Consolidated Statement of Changes in
    Shareholders' Equity for the three years              50
    ended December 31, 1996
Consolidated Statement of Cash Flows for the
    three years ended December 31, 1996                   51
Notes to Consolidated Financial Statements              52-68
Quarterly Selected Financial Data                         70
-------------------------------------------------------------

No financial statement schedules are being filed.

REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the quarter ended December 31, 1996, or thereafter:

Form 8-K dated as of October 7, 1996, reporting a public offering of 6,000,000 shares by the Corporation of a newly authorized series of Preferred Stock, filed pursuant to Item 5.

Form 8-K dated as of October 10, 1996, reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1996, filed pursuant to Item 5.

Form 8-K dated as of January 15, 1997, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1996, filed pursuant to Item 5.

EXHIBITS The exhibits listed on the Exhibit Index on pages E-1 and E-2 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PNC Bank Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNC BANK CORP.
(Registrant)

By: /s/ ROBERT L. HAUNSCHILD
   ---------------------------------------------
    Robert L. Haunschild, Senior Vice President
      and Chief Financial Officer
    March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PNC Bank Corp. and in the capacity indicated on March 21, 1997.

/s/ THOMAS H. O'BRIEN
------------------------------------------------
Thomas H. O'Brien, Chairman, Chief Executive
   Officer and Director

/s/ ROBERT L. HAUNSCHILD
------------------------------------------------
Robert L. Haunschild, Senior Vice President and
   Chief Financial Officer

/s/ WILLIAM J. JOHNS
------------------------------------------------
William J. Johns, Senior Vice President and
   Chief Accounting Officer

                        *
------------------------------------------------
Paul W. Chellgren, Director

                        *
------------------------------------------------
Robert N. Clay, Director

                        *
------------------------------------------------
George A. Davidson, Director

                        *
------------------------------------------------
David F. Girard-diCarlo, Director

                        *
------------------------------------------------
Dianna L. Green, Director

                        *
------------------------------------------------
C. G. Grefenstette, Director

                        *
------------------------------------------------
Arthur J. Kania, Director

                        *
------------------------------------------------
Bruce C. Lindsay, Director

                        *
------------------------------------------------
Thomas Marshall, Director

                        *
------------------------------------------------
W. Craig McClelland, Director

                        *
------------------------------------------------
Donald I. Moritz, Director

                        *
------------------------------------------------
Jackson H. Randolph, Director

                        *
------------------------------------------------
James E. Rohr, President and Director

                        *
------------------------------------------------
Roderic H. Ross, Director

                        *
------------------------------------------------
Vincent A. Sarni, Director

                        *
------------------------------------------------
Garry J. Scheuring, Director

                        *
------------------------------------------------
Richard P. Simmons, Director

                        *
------------------------------------------------
Thomas J. Usher, Director

                        *
------------------------------------------------
Milton A. Washington, Director

                        *
------------------------------------------------
Helge H. Wehmeier, Director

*By: /s/ MELANIE S. CIBIK
    --------------------------------------------
     Melanie S. Cibik, Attorney-in-fact,
      pursuant to Powers of Attorney
      filed herewith

                                 EXHIBIT INDEX

3.1 Articles of Incorporation of the Corporation, as amended, incorporated herein by reference to Exhibit 99.1 and 99.2 of the Current Report on Form 8-K dated October 7, 1996.

3.2 By-Laws of the Corporation, as amended, incorporated herein by reference to Exhibit 4.2 of the Corporation's Registration Statement on Form S-8 at File No. 33-62311.

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

4.2 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series A, incorporated herein as part of Exhibit 3.1.

4.3 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series B, incorporated herein as part of Exhibit 3.1.

4.4 Designation of Series: $1.60 Cumulative Convertible Preferred Stock -- Series C, incorporated herein as part of Exhibit 3.1.

4.5 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series D, incorporated herein as part of Exhibit 3.1.

4.6 Designation of Series: Fixed/Adjustable Rate Noncumulative Preferred Stock - Series F, incorporated herein as part of Exhibit 3.1.

10.1 Supplemental Executive Retirement Income and Disability Plan of the Corporation, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").*

10.2 Amendments to Supplemental Executive Retirement Income and Disability Plan, filed herewith.*

10.3 Supplemental Executive Life Insurance and Spouse's Benefit Plan of the Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K.*

10.4 November 21, 1996 Amendment to Supplemental Executive Life Insurance and Spouse's Benefit Plan, filed herewith.*

10.5 1992 Long-Term Incentive Award Plan of the Corporation ("1992 Award Plan"), incorporated herein by reference to Exhibit 4.3 of the Corporation's Registration Statement on Form S-8 at File No. 33-54960.*

10.6 Form of Nonstatutory Stock Option Agreement under 1992 Award Plan, filed herewith.*

10.7 Form of Incentive Share Agreement under 1992 Award Plan (June 1995), as amended November 21, 1996, filed herewith.*

10.8 PNC Bank Corp. 1994 Annual Incentive Award Plan, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").*

10.9 PNC Bank Corp. 1996 Executive Incentive Award Plan, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 ("3Q 1996 Form 10-Q").*

10.10 PNC Bank Corp. and Affiliates Deferred Compensation Plan, incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form S-8 at File No. 333-18069.*

10.11 PNC Bank Corp. Supplemental Incentive Savings Plan, as amended, incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 at File No. 333-18069.*

10.12    PNC Bank Corp. Supplemental Pension Plan, as amended, filed herewith.*

10.13 1992 Director Share Incentive Plan, incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1992.*

10.14    PNC Bank Corp. Directors Retirement Plan, incorporated by reference to
         Exhibit 10.7 of the 1994 Form 10-K.*

10.15 PNC Bank Corp. Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the 3Q 1996 Form 10-Q.*

10.16 Employment Agreement dated as of December 29, 1995, between the Corporation and Garry J. Scheuring, incorporated by reference to
         Exhibit 10.7 of the 1995 Form 10-K.*

10.17    Form of Change in Control Severance Agreement, filed herewith.*

10.18 Amended and Restated Trust Agreement between the Corporation, as Settlor, and NationsBank, N.A., as Trustee, filed herewith.*

11 Calculation of Primary and Fully Diluted Earnings Per Share, filed herewith.

12.1     Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends, filed herewith.

13 Excerpts from the Annual Report to Shareholders for the year ended December 31, 1996, filed herewith. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.

21       Schedule of Certain Subsidiaries of the Corporation, filed herewith.

23 Consent of Ernst & Young LLP, independent auditors for the Corporation, filed herewith.

24.1 Power of Attorney of certain directors and officers of the Corporation, filed herewith.

24.2     Power of Attorney of Robert N. Clay, filed herewith.

24.3     Power of Attorney of Jackson H. Randolph, filed herewith.

24.4     Power of Attorney of Vincent A. Sarni, filed herewith.

27       Financial Data Schedule, filed herewith.

--------------------------------------------------------------------
* Denotes management contract or compensatory plan.