Form 10-Q
period 1997-03-31
PNC BANK CORP
filed 1997-05-15
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
                 For the quarterly period ended March 31, 1997

Page 1 represents a portion of the first quarter 1997 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 28.

Financial

         HIGHLIGHTS

As of or for the three months ended March 31                                                                  1997            1996
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE (dollars in thousands, except per share data)
Revenue
   Net interest income (taxable-equivalent basis)                                                         $637,283        $616,108
   Noninterest income                                                                                      425,116         321,562
   Total revenue                                                                                         1,062,399         937,670
Net income                                                                                                 266,309         238,320

Per common share
   Fully diluted earnings                                                                                      .80             .69
   Book value                                                                                                16.45           16.88
   Cash dividends declared                                                                                     .37             .35

SELECTED RATIOS
Performance
   Return on
     Average common shareholders' equity                                                                     19.48%          16.65%
     Average assets                                                                                           1.54            1.34
   Net interest margin                                                                                        3.98            3.73
   After-tax profit margin                                                                                   25.07           25.42
   Efficiency ratio                                                                                          59.88           60.32

Capital
   Leverage                                                                                                   7.17            6.90
   Risk-based
     Tier I                                                                                                   7.66            8.18
     Total                                                                                                   10.95           11.70
   Common shareholders' equity to assets                                                                      7.25            7.94

Asset quality
   Net charge-offs to average loans                                                                            .47             .28
   Nonperforming assets to loans and foreclosed assets                                                         .82            1.10
   Allowance for credit losses to loans                                                                       2.13            2.51
   Allowance for credit losses to nonperforming loans                                                       346.11          328.88

AVERAGE BALANCES (in millions)
Assets                                                                                                     $70,301         $71,733
Earning assets                                                                                              63,825          65,705
Loans, net of unearned income                                                                               51,922          48,625
Securities                                                                                                  10,089          14,818
Deposits                                                                                                    44,133          45,553
Borrowed funds                                                                                              18,594          18,891
Shareholders' equity                                                                                         5,758           5,764
Common shareholders' equity                                                                                  5,442           5,747

PERIOD-END BALANCES (in millions)
Assets                                                                                                      71,166          72,668
Earning assets                                                                                              64,255          66,041
Loans, net of unearned income                                                                               52,575          48,800
Securities                                                                                                   9,593          14,692
Deposits                                                                                                    44,902          45,621
Borrowed funds                                                                                              18,547          19,452
Shareholders' equity                                                                                         5,478           5,786
Common shareholders' equity                                                                                  5,162           5,769
------------------------------------------------------------------------------------------------------------------------------------


                                                            PNC BANK CORP.  1

Financial

         REVIEW

This Financial Review should be read in conjunction with the PNC Bank Corp. and subsidiaries ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements included herein and the Corporate Financial Review and audited Consolidated Financial Statements included in the Corporation's 1996 Annual Report.

TABLE OF CONTENTS                                      Page
---------------------------------------------------------------
FINANCIAL REVIEW
   Overview                                                2
   Line of Business Review                                 5
   Consolidated Income Statement Review                   10
   Balance Sheet Review                                   12
   Risk Management                                        15
   Financial Derivatives                                  18

CONSOLIDATED FINANCIAL STATEMENTS                         20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                23

AVERAGE CONSOLIDATED BALANCE SHEET AND
   NET INTEREST ANALYSIS                                  26

QUARTERLY REPORT ON FORM 10-Q                             28

CORPORATE INFORMATION                                     29

---------------------------------------------------------------

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

PNC Bank also has the exclusive right to offer financial products and services to the American Automobile Association's ("AAA") 34 million members. Through AAA Financial Services, the Corporation markets these products and services to AAA members throughout the United States utilizing alternative distribution channels.

SUMMARY FINANCIAL RESULTS Net income for the first three months of 1997 was $266 million or $0.80 per fully diluted share compared with $238 million and $0.69 per fully diluted share, respectively, a year ago. Returns on average common shareholders' equity and average assets were 19.48% and 1.54%, respectively, compared with 16.65% and 1.34% a year ago.

Total revenue for the first quarter of 1997 increased 13.3% compared with the first quarter of 1996. Taxable-equivalent net interest income increased 3.4% to $637 million as the net interest margin widened 25 basis points in the comparison to 3.98%. These increases primarily result from a higher-yielding earning asset mix and a lower cost of funds. Noninterest income increased 32% in the quarter-to-quarter comparison to $425 million for the first three months of 1997. The increase was broad-based, led by strong growth in asset management, mutual fund servicing, treasury management and capital markets fees. The quarter also benefited from securitization income, securities gains and higher venture capital income.

Operating expenses increased $70 million in the first three months of 1997 compared with the same period of 1996. The increase was primarily due to marketing and servicing costs associated with AAA-related businesses. The efficiency ratio improved to 59.9% for the first three months of 1997 compared with 60.3% a year ago.

At March 31, 1997, total assets were $71.2 billion. Compared with the first quarter of 1996, average earning assets declined $1.9 billion to $63.8 billion. The decline was primarily due to reductions in the securities portfolio partially offset by loan growth and the purchase of AAA credit card portfolios. Average loans increased $3.3 billion to $51.9 billion, representing 81.4% of average earning assets compared with 74.0% a year ago. Excluding the credit card portfolio purchases, average loans grew at an annual rate of 3.8%.


PNC BANK CORP.  2

Asset quality and coverage ratios remained strong. The ratio of nonperforming assets to loans and foreclosed assets was .82% at the end of the first quarter of 1997 compared with 1.10% a year ago. As a percent of nonperforming loans and total loans, the allowance for credit losses was 346% and 2.13%, respectively, at March 31, 1997. Annualized net charge-offs for the first quarter of 1997 were .47% of average loans compared with .28% for the first quarter of 1996.

During the first quarter of 1997, PNC Bank continued to aggressively pursue capital management initiatives. The Corporation repurchased 12.4 million shares of common stock and, in April, the board of directors authorized the repurchase of up to 15 million additional common shares through March 31, 1998.

Management believes the Corporation is well positioned to achieve continued increases in earnings per share in 1997. Revenue growth is anticipated from consumer initiatives, primarily AAA-related, and continued expansion of fee-based businesses. Expenses are expected to increase primarily due to additional investments associated with the nationwide rollout of products and services to AAA members. Management expects modest loan loss provisions throughout 1997 and anticipates earnings per share will continue to benefit from common share repurchases.

BUSINESS STRATEGIES Financial services providers are challenged by intense competition, pricing pressures and deregulation. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as banks and other financial services companies compete for consumer investment dollars.

PNC Bank's strategies are focused on altering the traditional business mix by investing in businesses with more attractive growth characteristics. Traditional businesses, such as branch banking and corporate lending have moderate revenue growth expectations, higher distribution costs and require significant amounts of capital to support balance sheet leverage. Conversely, businesses such as Asset Management, Mutual Fund Servicing, Private Banking, Treasury Management and Capital Markets, have more attractive growth characteristics, are less capital intensive and generate revenues that are primarily fee based.

In CONSUMER BANKING, which contributed 50% of total line of business earnings in the first quarter of 1997, changes in consumer preferences and technological advancements are transforming the way consumer products and services are delivered. Traditional delivery channels, such as retail branches, are being reduced and replaced with more technologically-advanced, cost-efficient means such as telebanking, automated teller machines ("ATM") and on-line banking through personal computers. Investments in alternative delivery channels allow PNC Bank to reduce costs and expand the geographic scope of the Corporation's markets.

AAA Financial Services offers financial products and services to AAA's 34 million members nationwide. This initiative represents a unique opportunity to market consumer products and services to a significant customer base with attractive demographic characteristics.

CORPORATE BANKING, which accounted for 30% of total line of business earnings in the first quarter, traditionally relied on balance sheet leverage. Traditional spread-based lending requires high capital levels and is under intense competition from banks and nonbanks seeking opportunities to extend credit in a market with narrowing net interest spreads. In this environment, PNC Bank aggressively manages capital to generate more appropriate returns employing various techniques such as measuring risk-adjusted customer profitability and using off-balance-sheet financing alternatives.

Corporate Banking is also focused on expanding fee-based revenue by developing products and services as alternatives to spread-based business. These include syndication, treasury management, interest rate risk management and capital markets. Corporate Banking also provides a full range of leasing and commercial finance products as alternatives to traditional financings.


                                                            PNC BANK CORP.  3

Financial

         REVIEW

The ASSET MANAGEMENT business, with $115 billion in managed assets, is among the largest in the country. It is the second largest U.S. bank manager of mutual funds and one of the largest mutual fund service providers. Asset Management's initiatives focus on expanding product marketing and distribution channels for investment products and leveraging mutual fund servicing capabilities. PFPC Inc., the mutual fund servicing business, specializes in providing institutional customers with custom designed products and custody, transfer agent, accounting and administrative services.

Compass Capital Funds(SM) ("Compass"), PNC Bank's proprietary mutual fund family, with approximately $12 billion in assets, provides institutional and individual investors with a full range of equity, bond and money market investment options. The funds are offered throughout the Corporation's retail branch network and marketed nationally through agreements with over 70 brokerage firms. Barron's/Lipper Analytical Services ranked Compass sixth best for its overall performance in 1996 among the 63 mutual fund families ranked.

REAL ESTATE BANKING has consistently been a leading provider of credit services to the real estate industry. This line of business is challenged by competitive lending pressures and disintermediation as nonbank competitors increasingly enter the market. In this environment, Real Estate Banking is focused on enhancing financial performance through business cycles by reducing reliance on balance sheet leverage, expanding fee-based revenue and enhancing distribution capabilities. Targeted growth areas include treasury management, loan syndication, commercial mortgage-backed securitizations and private debt placements.

MORTGAGE BANKING remains a highly-fragmented, commodity-based business requiring an efficient infrastructure and increasingly higher volumes. To remain competitive and produce appropriate returns, the Mortgage Banking line of business is focused on reducing costs by consolidating back office operations and utilizing technology to enhance origination and operating platform efficiencies. Mortgage Banking continues to expand origination capabilities by leveraging the Corporation's distribution network and private banking capabilities and by expanding the retail distribution network.

FORWARD-LOOKING STATEMENTS PNC Bank has made, and may continue to make, various forward-looking statements with respect to earnings per share, AAA Financial Services, credit quality, corporate objectives and other financial and business matters. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time. Actual results could differ materially from forward-looking statements.

In addition to factors previously disclosed by the Corporation and factors identified elsewhere in this Financial Review, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products; success and timing of AAA and other business strategies; extent and timing of capital management actions; competition; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.


PNC BANK CORP.  4

LINE OF BUSINESS REVIEW

                                                                                                                  Return on
                                             Average Assets            Revenue                 Earnings        Assigned Capital
Three months ended March 31 -           ----------------------------------------------------------------------------------------
dollars in millions                         1997       1996        1997        1996        1997        1996   1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Consumer Banking                         $38,686    $39,586        $652        $562        $136        $130     24%         23%
Corporate Banking                         17,334     17,122         207         183          81          62     15          12
Real Estate Banking                        4,072      4,188          43          39          20          16     14          11
Mortgage Banking                          14,219     13,305          93          91          17          15     11          10
Asset Management                             653        581          95          81          18          14     36          32
                                        --------------------------------------------------------------------
   Total line of business                 74,964     74,782       1,090         956         272         237     19          17
Asset/liability management activities     (8,015)    (6,266)        (12)        (10)        (15)        (10)
Unallocated
   Provision for credit losses                                                               24          15
   Other                                   3,352      3,217         (16)         (8)        (15)         (4)
                                        --------------------------------------------------------------------
   Total consolidated                    $70,301    $71,733      $1,062        $938        $266        $238     19%         17%
================================================================================================================================

The Corporation operates five lines of business: Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking and Asset Management. Financial results for these lines of business are derived from the Corporation's management accounting system.

The management accounting process uses various methods of balance sheet and income statement allocations and transfers to evaluate the performance of various business units. Unlike financial accounting, there is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Line of business information is based on management accounting practices which conform to and support PNC Bank's management structure and is not necessarily comparable with similar information for any other financial services institution. Allocations and transfers may change from time to time as the management accounting system is enhanced and business or product lines change.

The financial results presented herein reflect each line of business as if it operated on a stand-alone basis. Securities or borrowings, and related interest rate spread, have been assigned to each line of business based on the net asset or liability position. Consumer Banking was a net generator of funds and, accordingly, was assigned securities, while the other lines of business received an assignment of borrowings as net asset generators.

Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies that provide similar products and services. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned will vary from consolidated shareholders' equity.

Total line of business financial results differ from consolidated financial results primarily due to asset/liability management activities, unallocated provision for credit losses and certain other unallocated items.

Asset/liability management activities reflect the residual of the assignment of wholesale assets and liabilities to the lines of business. This category also includes securities transactions and the impact of financial derivatives used for interest rate risk management. The line of business provisions for credit losses are a charge or credit to earnings to reflect current loss experience. The difference between these provisions and the consolidated provision is unallocated.


                                                           PNC BANK CORP.  5

Financial

         REVIEW

CONSUMER BANKING
                                                         Community Banking           Private Banking                  Total
Three months ended March 31 -                       -------------------------------------------------------------------------------
dollars in millions                                     1997         1996          1997           1996          1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                     $414         $388           $27           $21           $441          $409
Noninterest income                                       142           90            69            63            211           153
                                                    -------------------------------------------------------------------------------
   Total revenue                                         556          478            96            84            652           562
Provision for credit losses                               57           23             2                           59            23
Noninterest expense                                      314          270            60            59            374           329
                                                    -------------------------------------------------------------------------------
   Pretax earnings                                       185          185            34            25            219           210
Income taxes                                              70           70            13            10             83            80
                                                    -------------------------------------------------------------------------------
   Earnings                                             $115         $115           $21           $15           $136          $130
                                                    -------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                                $17,065      $15,014        $2,397        $2,185        $19,462       $17,199
Assigned assets and other                             19,161       22,331            63            56         19,224        22,387
                                                    -------------------------------------------------------------------------------
   Total assets                                      $36,226      $37,345        $2,460        $2,241        $38,686       $39,586
                                                    -------------------------------------------------------------------------------

Net deposits                                         $33,915      $35,108        $1,610        $1,445        $35,525       $36,553
Assigned funds and other                                 266          226           578           540            844           766
Assigned capital                                       2,045        2,011           272           256          2,317         2,267
                                                    -------------------------------------------------------------------------------
   Total funds                                       $36,226      $37,345        $2,460        $2,241        $38,686       $39,586
                                                    -------------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                   21%          24%           22%           18%            21%           23%
Efficiency                                                56           56            63            71             57            59
Return on assigned capital                                23           23            32            24             24            23
===================================================================================================================================

The Consumer Banking line of business includes: Community Banking which serves small business customers and all other consumers who use traditional branch and direct banking services; and Private Banking which provides affluent customers with personal and charitable trust, brokerage and specialized retail financial services.

Consumer Banking earnings accounted for 50% of total line of business earnings in the first quarter of 1997 compared with 55% in the year-earlier period. Earnings for the first quarter of 1997 increased $6 million or 5% due to improved results in Private Banking. An increase in loans, higher brokerage revenue and new trust business contributed to the increase in Private Banking earnings to $21 million for the quarter.

Community Banking's earnings were flat in the comparison as increased marketing, servicing and other costs associated with investments in AAA-related initiatives offset the benefit of higher consumer service fees and securitization income.

Throughout 1997, the Corporation expects to continue aggressively marketing products and services to AAA members, primarily credit card related. Due to these upfront costs and incentives offered to new customers, management expects costs associated with these initiatives will exceed related revenues in 1997 by approximately $30 million to $40 million.


PNC BANK CORP.  6


CORPORATE BANKING                   Commercial Banking       Large Corporate        Equity Management             Total
Three months ended March 31 -     ---------------------------------------------------------------------------------------------
dollars in millions                  1997        1996         1997        1996       1997       1996         1997        1996
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                  $108        $106          $27         $27        $(1)       $(1)        $134        $132
Noninterest income                     45          27           13          12         15         12           73          51
                                 ----------------------------------------------------------------------------------------------
   Total revenue                      153         133           40          39         14         11          207         183
Provision for credit losses           (14)         (2)           3           2                                (11)
Noninterest expense                    64          63           22          20          2          1           88          84
                                 ----------------------------------------------------------------------------------------------
   Pretax earnings                    103          72           15          17         12         10          130          99
Income taxes                           39          27            6           6          4          4           49          37
                                 ----------------------------------------------------------------------------------------------
   Earnings                           $64         $45           $9         $11         $8         $6          $81         $62
                                 ----------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                             $12,276     $11,607       $4,047      $4,784        $64        $34      $16,387     $16,425
Other assets                          676         416           58         108        213        173          947         697
                                 ----------------------------------------------------------------------------------------------
   Total assets                   $12,952     $12,023       $4,105      $4,892       $277       $207      $17,334     $17,122
                                 ----------------------------------------------------------------------------------------------

Net deposits                       $1,548      $1,589         $590        $436                             $2,138      $2,025
Assigned funds and other            9,816       8,989        3,029       3,926       $194       $146       13,039      13,061
Assigned capital                    1,588       1,445          486         530         83         61        2,157       2,036
                                 ----------------------------------------------------------------------------------------------
   Total funds                    $12,952     $12,023       $4,105      $4,892       $277       $207      $17,334     $17,122
                                 ----------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                42%         34%          24%         27%        55%        58%          39%         34%
Efficiency                             42          47           55          53         11          7           42          46
Return on assigned capital             16          12            8           8         40         41           15          12
===============================================================================================================================

The Corporate Banking line of business includes: Commercial Banking which serves commercial and middle market customers with annual sales of $5 million to $250 million and customers in certain specialized industries regardless of size; Large Corporate which serves customers with annual sales of more than $250 million; and Equity Management which makes venture capital investments.

The results for the first quarter of 1997 reflect the transfer of certain specialized industry loans and deposits from Large Corporate to Commercial Banking. Information for 1996 has not been restated for this transfer.

Corporate Banking contributed 30% of total line of business earnings in the first quarter of 1997 compared with 26% in the same period of 1996. Earnings increased $19 million or 31% primarily due to higher revenue from treasury management, capital markets and corporate finance activities. Earnings also benefited from a credit to the allocated provision for credit losses as problem loans declined.

Commercial Banking earnings increased 42% in the comparison primarily due to growth in treasury management fees and a higher credit to the allocated provision for credit losses. Large Corporate earnings declined partially due to the transfer of certain specialized industry loans and deposits and an increase in operating expenses associated with treasury management and capital markets initiatives.

Management expects revenue in this line of business to be generated increasingly from fee-based sources such as treasury management, capital markets and corporate finance. Corporate Banking's capital markets capabilities continue to be expanded to meet the changing needs of customers. The Corporation has also expanded product capabilities in the merger and acquisition advisory, private placement, interest rate risk management and leasing product areas.


                                                           PNC BANK CORP.  7

Financial

         REVIEW

REAL ESTATE BANKING
Three months ended March 31 - dollars in millions         1997      1996
-------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                        $38       $36
Noninterest income                                           5         3
                                                      -------------------
   Total revenue                                            43        39
Provision for credit losses                                 (1)        1
Noninterest expense                                         12        12
                                                      -------------------
 Pretax earnings                                            32        26
Income taxes                                                12        10
                                                      -------------------
   Earnings                                                $20       $16
                                                      -------------------

AVERAGE BALANCE SHEET
Loans                                                   $3,962    $3,899
Other assets                                               110       289
                                                      -------------------
   Total assets                                         $4,072    $4,188
                                                      -------------------

Net deposits                                              $179      $133
Assigned funds and other                                 3,301     3,469
Assigned capital                                           592       586
                                                      -------------------
   Total funds                                          $4,072    $4,188
                                                      -------------------

PERFORMANCE RATIOS
After-tax profit margin                                     46%       41%
Efficiency                                                  28        32
Return on assigned capital                                  14        11
=========================================================================

Real Estate Banking serves national, regional and local real estate developers, owners, property managers and mortgage bankers by providing credit and non-credit services, commercial mortgage securitization, private debt placements and treasury management services.

Real Estate Banking contributed 7% of total line of business earnings in the first three months of 1997 and 1996. Earnings increased $4 million or 25% in the comparison due to a 10% increase in revenue, driven by higher commercial mortgage securitization and debt placement fees, and a lower provision for credit losses.

Real Estate Banking has traditionally been driven by balance sheet leverage and required significant levels of assigned capital. A key initiative in this line of business is to alter the business mix to reduce leverage and improve returns by expanding fee-based services such as treasury management, interest rate risk management and debt placement activities.

MORTGAGE BANKING
Three months ended March 31 - dollars in millions        1997      1996
------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                       $58       $51
Noninterest income                                         35        40
                                                     -------------------
   Total revenue                                           93        91
Provision for credit losses                                 1         1
Noninterest expense                                        64        66
                                                     -------------------
   Pretax earnings                                         28        24
Income taxes                                               11         9
                                                     -------------------
   Earnings                                               $17       $15
                                                     -------------------

AVERAGE BALANCE SHEET
Loans                                                 $12,012   $11,186
Other assets                                            2,207     2,119
                                                     -------------------
   Total assets                                       $14,219   $13,305
                                                     -------------------

Net deposits                                           $2,032    $2,423
Assigned funds and other                               11,554    10,305
Assigned capital                                          633       577
                                                     -------------------
   Total funds                                        $14,219   $13,305
                                                     -------------------

PERFORMANCE RATIOS
After-tax profit margin                                    19%       17%
Efficiency                                                 68        72
Return on assigned capital                                 11        10
========================================================================

Mortgage Banking activities include acquisition, origination, securitization and servicing of residential mortgages, as well as retention of selected loans in the portfolio.

Mortgage Banking contributed 6% of total line of business earnings in the first three months of 1997 and 1996. A reduction in expenses more than offset the decline in fee income associated with lower origination volumes. During the first three months of 1997, the Corporation funded $1.1 billion of residential mortgages with 68% representing new financings. The comparable amounts were $1.4 billion and 54%, respectively, in the first three months of 1996. The decline in noninterest expenses reflects the benefits of technology-related efficiencies in the loan origination and servicing functions and lower amortization of mortgage servicing rights ("MSR"). Mortgage Banking results reflect the impact of significant noncash expense items such as MSR amortization. Excluding the effect of these items, cash returns currently exceed the Corporation's required return for this line of business.


PNC BANK CORP.  8

MORTGAGE SERVICING PORTFOLIO
In millions                                    1997       1996
---------------------------------------------------------------
January 1                                   $39,543    $37,299
   Originations                               1,090      1,378
   Purchases                                  1,312      3,516
   Repayments                                (1,212)    (1,638)
   Sales                                        (39)       (25)
                                           --------------------
     March 31                               $40,694    $40,530
===============================================================

At March 31, 1997, PNC Bank's mortgage servicing portfolio totaled $40.7 billion, had a weighted-average coupon of 7.91% and an estimated fair value of $517 million. The servicing portfolio included $30.4 billion of loans serviced for others. Capitalized MSR totaled $344 million at March 31, 1997.

The value of MSR is affected, in part, by changes in interest rates. If interest rates decline and the rate of prepayment increases, the underlying servicing fees and related MSR value would also decline. In a period of rising interest rates, a converse relationship would exist. The Corporation seeks to manage this risk by using financial instruments whose values move in the opposite direction of MSR value changes.



ASSET MANAGEMENT                                    Investment Management    Mutual Fund Servicing           Total
Three months ended March 31 -                      ----------------------------------------------------------------------
dollars in millions                                     1997      1996           1997      1996          1997       1996
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT

Advisory, processing and other fee income                $60       $52            $33       $28           $93        $80
Net interest income                                        1                        1         1             2          1
                                                      -------------------------------------------------------------------
   Total revenue                                          61        52             34        29            95         81
Operating expenses                                        44        40             22        19            66         59
                                                      -------------------------------------------------------------------
   Pretax earnings                                        17        12             12        10            29         22
Income taxes                                               6         4              5         4            11          8
                                                      -------------------------------------------------------------------
   Earnings                                              $11        $8             $7        $6           $18        $14
                                                      -------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                   17%       14%            22%       22%           19%        17%
Efficiency                                                72        77             65        65            69         73
Return on assigned capital                                31        27             45        42            36         32
=========================================================================================================================

The Asset Management line of business includes: Investment Management and Mutual Fund Servicing. Investment Management provides liquidity, fixed income, and equity advisory services to institutional, family wealth and retail clients. Mutual Fund Servicing provides accounting, administration, transfer and custody services to financial institutions and integrated banking services to the brokerage community.

Asset Management contributed 7% of total line of business earnings in the first three months of 1997 compared with 6% in the year-earlier period. Earnings increased $4 million or 29% in the comparison. Fee income increased 16% due to an increase in assets under administration driven by new business and market appreciation. Noninterest expense increased primarily due to incremental costs associated with servicing new business.

Assets under administration increased $42 billion in the quarter-to-quarter comparison to $346 billion at March 31, 1997. Managed assets totaled $115 billion at March 31, 1997 compared with $103 billion a year ago. At March 31, 1997, the composition of managed assets was 46% fixed income, 29% liquidity management and 25% equity.



                                                           PNC BANK CORP.  9

Financial

         REVIEW

PFPC Inc., the Corporation's mutual fund servicing operation, specializes in providing institutional customers with custom designed products and custody, transfer agent, accounting and administrative services. Information with respect to assets and accounts serviced follows.

March 31                                        1997      1996
---------------------------------------------------------------
Assets (billions)
   Custody                                      $203      $179
   Accounting/administration                     138       116

Accounts (millions)
   Shareholder                                   4.5       4.0
   Checking and credit/debit card                1.7       1.5
===============================================================

Revenue from investment management and mutual fund servicing is included in Asset Management. Revenue from marketing asset management products and services to consumers is included in the Consumer Banking line of business. The following table sets forth revenue and earnings included in each line of business.

ASSET MANAGEMENT REVENUE AND EARNINGS

Three months ended March 31 - in millions    Revenue   Earnings
----------------------------------------------------------------
1997
Asset Management                                 $95       $18
Consumer Banking                                  54        13
                                             -------------------
   Total                                        $149       $31
----------------------------------------------------------------
1996
Asset Management                                 $81       $14
Consumer Banking                                  50        10
                                             -------------------
   Total                                        $131       $24
================================================================

Asset Management revenue is primarily affected by the volume of new business, the value of assets managed and serviced, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.

CONSOLIDATED INCOME STATEMENT REVIEW

Highlights of the consolidated results of operations for the first quarter of 1997 and 1996 were as follows:

INCOME STATEMENT HIGHLIGHTS

 Three months ended March 31 - in millions          1997    1996   Change
--------------------------------------------------------------------------
 Net interest income                                $637    $616      $21
   (taxable-equivalent basis)
 Provision for credit losses                          10               10
 Noninterest income before
   net securities gains                              409     319       90
 Net securities gains                                 16       3       13
 Noninterest expense                                 636     566       70
 Income taxes                                        143     125       18
 Net income                                          266     238       28
==========================================================================

Taxable-equivalent net interest income increased $21 million or 3.4% for the first three months of 1997 and the net interest margin widened 25 basis points to 3.98% compared with 3.73% in the prior-year period. Net interest income increased due to a $2.1 billion increase in average credit card loans and lower funding costs attributable to a decline in interest rates. These benefits were partially offset by a reduction in the securities portfolio. The net interest margin improvement reflects a higher-yielding earning asset mix combined with lower rates paid.


PNC BANK CORP.  10

NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                       Average Balances         Interest Income/Expense    Average Yields/Rates
Three months ended March 31 - dollars     ------------------------------------------------------------------------------------
in millions                                  1997      1996    Change    1997     1996    Change   1997      1996    Change
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Securities                             $10,089   $14,818   $(4,729)   $158     $240     $(82)    6.27%    6.48%     (21) bp
   Loans, net of unearned income           51,922    48,625     3,297   1,061      987       74     8.20     8.10       10
   Other interest-earning assets            1,814     2,262      (448)     30       37       (7)    6.68     6.58       10
                                         --------------------------------------------------------
     Total interest-earning assets/
       interest income                     63,825    65,705    (1,880)  1,249    1,264      (15)    7.86     7.69       17
Noninterest-earning assets                  6,476     6,028       448
                                         -----------------------------
     Total assets                         $70,301   $71,733   $(1,432)
                                         =============================
Interest-bearing liabilities
   Deposits                               $34,533   $35,872   $(1,339)    346      371      (25)    4.06     4.16      (10)
   Borrowed funds                          18,594    18,891      (297)    266      277      (11)    5.76     5.88      (12)
                                         --------------------------------------------------------
     Total interest-bearing
       liabilities/interest expense        53,127    54,763    (1,636)    612      648      (36)    4.66     4.75       (9)
                                                                       -------------------------------------------------------
Noninterest-bearing liabilities,
   capital securities and
   shareholders' equity                    17,174    16,970       204
                                         -----------------------------
     Total liabilities and
       shareholders' equity               $70,301   $71,733   $(1,432)
                                         =============================
Interest rate spread                                                                                3.20     2.94       26
Impact of noninterest-bearing sources                                                                .78      .79       (1)
                                                                                                 -----------------------------
     Net interest income                                                 $637     $616      $21     3.98%    3.73%      25 bp
==============================================================================================================================


Net interest income and margin depend on a number of factors including the volume and composition of earning assets and related yields as well as associated funding costs. In the first three months of 1997, loans comprised 81.4% of average earning assets. Accordingly, loan growth and the related yields earned have a significant impact on net interest income. During the first quarter of 1997, overall loan growth was modest and pricing pressure within the Corporation's traditional banking activities continued. Funding cost is affected by the composition of and rates paid on various funding sources. Average deposits comprised 62.8% of PNC Bank's total sources of funding with the remainder comprised of wholesale funding obtained at prevailing market rates. The ability to attract and retain deposits will continue to be affected by competition and customer preferences for higher yielding products, such as mutual funds.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $10 million in the first quarter of 1997 compared with no provision a year ago. Asset quality remained strong. However, PNC Bank's loan portfolio is comprised of an increasingly larger proportion of consumer loans, primarily credit cards, which have inherently higher charge-offs. Accordingly, the Corporation anticipates it will continue to record provisions for credit losses throughout 1997.


                                                           PNC BANK CORP.  11

Financial

         REVIEW

NONINTEREST INCOME                                       Change
Three months ended March 31 -                     --------------------
dollars in millions                  1997   1996   Amount    Percent
----------------------------------------------------------------------
Asset management
   Asset management and
     trust                           $107    $93      $14       15.1%
   Mutual fund servicing               33     28        5       17.9
                                    -----------------------
     Total asset
       management                     140    121       19       15.7
Service fees
   Deposit                             81     65       16       24.6
   Credit card and
     merchant services                 19      9       10      111.1
   Corporate finance and
     capital markets                   17     13        4       30.8
   Consumer services                   17     13        4       30.8
   Brokerage                           13     14       (1)      (7.1)
   Insurance                            9      7        2       28.6
   Other                               11      9        2       22.2
                                    -----------------------
     Total service fees               167    130       37       28.5
Mortgage banking
   Servicing                           28     29       (1)      (3.4)
   Marketing                            3      7       (4)     (57.1)
   Sale of servicing                    1               1         NM
                                    -----------------------
     Total mortgage banking            32     36       (4)     (11.1)
Other                                  70     32       38      118.8
                                    -----------------------
Total noninterest income
   before net securities              409    319       90       28.2
   gains

Net securities gains                   16      3       13         NM
                                    -----------------------
   Total                             $425   $322     $103       32.0%
======================================================================

NM - not meaningful

Noninterest income before net securities transactions totaled $409 million in the first three months of 1997, an increase of 28.2% compared with the prior year.

The increases in asset management and service fees reflect continuing emphasis on expanding fee-based revenue. Asset management benefited from new business and market appreciation. Service fees exhibited strong growth in nearly all categories. Deposit fees increased $16 million due to a revised fee structure and higher treasury management revenue. The $10 million increase in credit card and merchant services fees reflects increases in the credit card portfolio and the July 1996 termination of a third party alliance.

Mortgage banking revenue declined primarily due to lower origination volumes as mortgage originations declined from $1.4 billion in the first quarter of 1996 to $1.1 billion in the first quarter of 1997.

Other noninterest income increased in the comparison primarily due to $23 million of asset securitization income.


NONINTEREST EXPENSE                                      Change
Three months ended March 31 -                     --------------------
dollars in millions                 1997    1996   Amount    Percent
----------------------------------------------------------------------
Staff expense
   Compensation                     $245    $228      $17        7.5%
   Employee benefits                  58      51        7       13.7
                                  -------------------------
     Total staff expense             303     279       24        8.6
Net occupancy                         47      51       (4)      (7.8)
Equipment                             42      43       (1)      (2.3)
Goodwill amortization                 13      12        1        8.3
Other amortization                    17      11        6       54.5
Taxes other than income               15      15
Distributions on
   mandatorily redeemable
   capital securities of
   subsidiary trust                    7                7         NM
Other                                192     155       37       23.9
                                  -------------------------
   Total                            $636    $566      $70       12.4%
======================================================================

NM - not meaningful

Noninterest expense increased $70 million to $636 million in the first quarter of 1997 primarily due to $45 million of marketing, servicing and other costs associated with AAA-related businesses. The remaining increase was due to higher incentive compensation commensurate with revenue growth, a special employee appreciation award and the cost of capital securities issued in the fourth quarter of 1996. Average full-time equivalent employees were 24,545 for the first three months of 1997, a decline of 625 in the comparison primarily reflecting the integration of Midlantic. The efficiency ratio was 59.9% for the first quarter of 1997.

BALANCE SHEET REVIEW




AVERAGE BALANCE SHEET HIGHLIGHTS                            Change
Three months ended March 31 -                        --------------------
dollars in millions                  1997       1996    Amount   Percent
-------------------------------------------------------------------------
Assets                            $70,301    $71,733   $(1,432)    (2.0)%
Earning assets                     63,825     65,705    (1,880)    (2.9)
Loans, net of
   unearned income                 51,922     48,625     3,297      6.8
Securities                         10,089     14,818    (4,729)   (31.9)
Deposits                           44,133     45,553    (1,420)    (3.1)
Borrowed funds                     18,594     18,891      (297)    (1.6)
Shareholders' equity                5,758      5,764        (6)     (.1)
=========================================================================

Average assets and earning assets were $70.3 billion and $63.8 billion, respectively, for the three months ended March 31, 1997 compared with $71.7 billion and $65.7 billion, respectively, in the year-earlier period. The declines reflect continued reduction of the securities portfolio partially offset by loan growth. Securities to earning assets declined to 15.8% from 22.6% in the prior year.

PNC BANK CORP.  12

AVERAGE LOANS
Three months ended March 31 -
dollars in millions                        1997      1996    Change
---------------------------------------------------------------------
Consumer
   Credit card                           $3,043      $986    $2,057
   Other consumer                        11,827    12,384      (557)
                                      -------------------------------
     Total consumer                      14,870    13,370     1,500
Residential mortgage                     12,781    11,619     1,162
 Commercial                              17,916    16,806     1,110
 Commercial real estate                   4,591     4,885      (294)
 Other                                    1,764     1,945      (181)
                                      -------------------------------
   Total, net of unearned income        $51,922   $48,625    $3,297
=====================================================================

Average loans increased $3.3 billion or 6.8% to $51.9 billion for the three months ended March 31, 1997 and represented 81.4% of earning assets compared with 74.0% in the year-earlier period. Average credit card loans increased $2.1 billion reflecting the purchase of AAA-affinity portfolios and expanded marketing. Other consumer loans declined $557 million or 4.5% primarily due to reduced indirect lending exposure. Excluding purchased credit card portfolios, loans grew at an annual rate of 3.8%.

Average deposits declined $1.4 billion to $44.1 billion in the first three months of 1997 compared with a year ago. The decline primarily reflects the migration of consumer deposits as customers sought higher-yielding investment alternatives. The ratio of deposits to total sources of funds was 62.8% for the first quarter of 1997 compared with 63.5% a year ago. Wholesale funding represented 27.9% of total sources of funds compared with 28.4% a year ago.


PERIOD-END BALANCE SHEET HIGHLIGHTS
                                March 31    December 31
Dollars in millions                 1997           1996   Change
------------------------------------------------------------------
Assets                           $71,166       $73,260   $(2,094)
Loans, net of unearned income     52,575        51,798       777
Securities                         9,593        11,917    (2,324)
Deposits                          44,902        45,676      (774)
Borrowed funds                    18,547        19,604    (1,057)
Shareholders' equity               5,478         5,869      (391)
==================================================================

The decline in total assets and securities reflects the continued reduction in the securities portfolio and related wholesale funding. Shareholders' equity declined $391 million primarily reflecting the impact of share repurchases.

LOANS Loans outstanding increased $777 million from year-end 1996 to $52.6 billion at March 31, 1997. Loan portfolio composition remained relatively consistent in the comparison and continues to be geographically diversified among numerous industries and types of businesses. The credit card portfolio increased 20% primarily reflecting marketing initiatives in the Corporation's geographic footprint and to AAA customers. The decline in student loans primarily reflects the securitization of $537 million of those loans.

LOANS

                                          March 31  December 31
In millions                                   1997         1996
----------------------------------------------------------------
Consumer
   Home equity                              $4,601       $4,569
   Automobile                                3,566        3,731
   Credit card                               3,345        2,776
   Student                                   1,303        1,725
   Other                                     1,886        2,067
                                          ----------------------
     Total consumer                         14,701       14,868
Residential mortgage                        13,056       12,703
Commercial
   Manufacturing                             3,903        3,718
   Retail/Wholesale                          3,397        3,243
   Service providers                         2,441        2,359
   Real estate related                       1,529        1,452
   Communications                            1,210        1,239
   Financial services                          598          708
   Health care                               1,251        1,207
   Other                                     4,188        4,136
                                          ----------------------
     Total commercial                       18,517       18,062
Commercial real estate
   Mortgage                                  2,397        2,467
   Medium-term financing                     1,288        1,312
   Construction and development                849          845
                                          ----------------------
     Total commercial real estate            4,534        4,624
Lease financing and other                    2,154        1,926
Unearned income                               (387)        (385)
                                          ----------------------
   Total, net of unearned income           $52,575      $51,798
================================================================

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $4.5 billion and $4.4 billion at March 31, 1997 and December 31, 1996, respectively.

Net outstanding letters of credit totaled $4.7 billion and $4.5 billion at March 31, 1997 and December 31, 1996, respectively, and consist primarily of standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur.

NET UNFUNDED COMMITMENTS
                                          March 31  December 31
In millions                                   1997         1996
----------------------------------------------------------------
Consumer                                   $23,203      $22,045
Residential mortgage                           784          511
Commercial                                  28,272       27,087
Commercial real estate                         847          764
Other                                          775          849
                                          ----------------------
   Total                                   $53,881      $51,256
================================================================

                                                           PNC BANK CORP.  13

Financial

         REVIEW

SECURITIES

                           March 31, 1997    December 31, 1996
                        ---------------------------------------
                        Amortized     Fair  Amortized     Fair
In millions                  Cost    Value       Cost    Value
---------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government agencies    $1,518    $1,497    $3,238    $3,237
   Mortgage backed          5,975     5,778     6,301     6,176
   Asset backed             1,594     1,589     1,609     1,615
   State and municipal        206       213       218       227
   Other debt                  31        30       100       105
Corporate stocks and other    480       486       554       557
                            -----------------------------------
   Total                   $9,804    $9,593   $12,020   $11,917
===============================================================

The securities portfolio declined $2.3 billion from year-end 1996 to $9.6 billion at March 31, 1997. The expected weighted-average life of the securities portfolio was 3 years and 2 months at March 31, 1997 compared with 2 years and 11 months at year-end 1996.

Securities classified as available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses resulting from such sales would be reflected in the results of operations and would include gains or losses on associated financial derivatives. During the first quarter of 1997, $3.7 billion of securities were sold at a $16 million net gain.

At March 31, 1997 and December 31, 1996, $5.2 billion and $5.5 billion, respectively, notional value of financial derivatives were designated to securities available for sale. The net fair values of such financial derivatives, which are reflected in the Securities table, were less than $1 million in both periods.

FUNDING SOURCES

                                          March 31  December 31
In millions                                   1997         1996
---------------------------------------------------------------
Deposits
   Demand, savings and money market        $26,187      $27,027
   Time                                     17,591       17,803
   Foreign                                   1,124          846
                                          ---------------------
     Total deposits                         44,902       45,676
Borrowed funds
   Bank notes and senior debt                8,813        8,093
   Federal funds purchased                   2,937        3,933
   Repurchase agreements                       531          645
   Other borrowed funds                      4,915        5,576
   Subordinated debt                         1,351        1,357
                                          ---------------------
     Total borrowed funds                   18,547       19,604
                                          ---------------------
       Total                               $63,449      $65,280
===============================================================

Deposits decreased 1.7% to $44.9 billion at March 31, 1997 compared with $45.7 billion at year-end 1996. Borrowed funds declined $1.1 billion in the comparison reflecting reduced use of wholesale funding related to the downsized securities portfolio. The change in composition of borrowed funds reflects actions to utilize the most cost-effective alternatives.


CAPITAL Tier I and total risk-based capital components and ratios were as follows:

                                        March 31  December 31
Dollars in millions                         1997         1996
---------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                               $5,162       $5,553
     Preferred                               316          316
   Trust preferred securities                350          350
   Goodwill and other                       (988)      (1,003)
   Net unrealized securities losses          137           67
                                         ----------------------
     Tier I risk-based capital             4,977        5,283
   Subordinated debt                       1,319        1,343
   Eligible allowance for credit losses      815          801
                                         ----------------------
     Total risk-based capital             $7,111       $7,427
                                         ======================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments       $64,946      $63,761
   Average tangible assets                69,397       68,597
                                         ======================
Capital ratios
   Tier I risk-based                        7.66%        8.29%
   Total risk-based                        10.95        11.65
   Leverage                                 7.17         7.70
===============================================================

The access to and cost of funding new business initiatives including acquisitions, deposit insurance costs, and the level and nature of expanded regulatory oversight depend, in large part, on a financial institution's capital strength. The minimum regulatory capital ratios are 4% for Tier I, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when a bank's particular circumstances warrant. To be classified as well capitalized, regulators require capital ratios of at least 6% for Tier I, 10% for total risk-based and 5% for leverage. At March 31, 1997, the Corporation and each bank subsidiary were classified as well capitalized.

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During the first quarter of 1997, PNC Bank repurchased 12.4 million shares of common stock. Subsequent to quarter end, the Corporation's board of directors authorized the repurchase of up to 15 million additional shares of common stock through March 31, 1998. The repurchases may be made in open-market or privately-negotiated transactions.


PNC BANK CORP.  14

RISK MANAGEMENT

The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity and interest rate risk. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through diversification, limiting exposure to any single industry or customer and, requiring collateral or selling participations to third parties.

NONPERFORMING ASSETS

                                          March 31  December 31
Dollars in millions                           1997         1996
---------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $135         $156
   Commercial real estate
     Mortgage                                  113          109
     Project                                    24           25
   Consumer                                      5            6
   Residential mortgage                         45           51
                                            --------------------
     Total nonaccrual loans                    322          347
Restructured loans                               1            2
                                            --------------------
     Total nonperforming loans                 323          349
Foreclosed assets
   Commercial real estate                       66           71
   Residential mortgage                         24           22
   Other                                        16           17
                                            --------------------
     Total foreclosed assets                   106          110
                                            --------------------
     Total nonperforming assets               $429         $459
                                            --------------------
Nonperforming loans to loans                   .61%         .67%
Nonperforming assets to loans and
   foreclosed assets                           .82          .88
Nonperforming assets to assets                 .60          .63
================================================================

Nonperforming assets declined $30 million since year-end 1996 primarily due to a $21 million decline in commercial nonaccrual loans. At March 31, 1997, $72 million of nonperforming loans were current as to principal and interest compared with $80 million at December 31, 1996.

CHANGE IN NONPERFORMING ASSETS
In millions                                  1997         1996
---------------------------------------------------------------
January 1                                    $459         $536
Transferred from accrual                       70          111
Returned to performing                        (14)         (10)
Principal reductions                          (56)         (59)
Sales                                         (16)         (22)
Charge-offs and valuation adjustments         (14)         (16)
                                          ---------------------
   March 31                                  $429         $540
===============================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                               Amount             Percent of Loans
                          ------------------    ---------------------
                        March 31 December 31    March 31   December 31
Dollars in millions         1997        1996        1997          1996
-----------------------------------------------------------------------
Consumer
   Guaranteed
     student                 $54         $51        4.13%         2.95%
   Credit cards               48          43        1.43          1.56
   Other                      37          46         .38           .45
                            -----------------
     Total consumer          139         140         .97           .96
Residential mortgage          62          58         .48           .46
Commercial                    32          34         .17           .19
Commercial real estate        18          12         .39           .26
                            -----------------
   Total                    $251        $244         .48           .47
=======================================================================

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes allocations to specific problem loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by risk rating and industry classifications and based on management's judgment concerning historical loss trends and other relevant factors. These factors may include, among others, local, regional and national economic conditions, portfolio concentrations, industry competition and consolidation, and the impact of government regulation. Consumer and residential mortgage loan allocations are based on historical loss experience adjusted for portfolio activity and current economic conditions.

ALLOWANCE FOR CREDIT LOSSES

In millions                                  1997         1996
---------------------------------------------------------------
January 1                                  $1,166       $1,259
Charge-offs                                   (89)         (55)
Recoveries                                     29           21
                                          ---------------------
   Net charge-offs                            (60)         (34)
Provision for credit losses                    10
Acquisitions                                    3
                                          ---------------------
   March 31                                $1,119       $1,225
===============================================================


The allowance as a percent of nonperforming loans and period-end loans was 346% and 2.13%, respectively, at March 31, 1997. The comparable year-end 1996 amounts were 334% and 2.25%, respectively.


                                                           PNC BANK CORP.  15

Financial

         REVIEW


CHARGE-OFFS AND RECOVERIES                                    Net  Percent of
Three months ended                Charge-                 Charge-     Average
March 31 - dollars in millions       offs   Recoveries       offs       Loans
------------------------------------------------------------------------------
1997
Consumer
   Credit card                        $46         $7          $39      5.20%
   Other                               30          9           21       .72
                                    -------------------------------
     Total consumer                    76         16           60      1.64
Residential mortgage                    2          1            1       .03
Commercial                             10          9            1       .02
Commercial real estate                  1          3           (2)     (.18)
                                    -------------------------------
   Total                              $89        $29          $60       .47
------------------------------------------------------------------------------
1996
Consumer
   Credit card                        $13         $1          $12      4.90%
   Other                               26          8           18       .58
                                    -------------------------------
     Total consumer                    39          9           30       .90
Residential mortgage                    2          1            1       .03
Commercial                             10          9            1       .02
Commercial real estate                  4          2            2       .16
                                    -------------------------------
   Total                              $55        $21          $34       .28
==============================================================================

Consumer net charge-offs increased $30 million in the comparison primarily due to charge-offs associated with purchased credit card portfolios.

LIQUIDITY Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, demands of depositors and debtholders, and invest in strategic initiatives. Liquidity risk represents the likelihood the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates to satisfy such obligations. Liquidity risk is managed through the coordination of the relative maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or securitization of assets such as mortgage, automobile and credit card loans. The ability to raise funds in the capital markets depends, among other factors, on market conditions, capital considerations, credit ratings and investor demand.

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At March 31, 1997, such assets totaled $14.8 billion, with $5.6 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At March 31, 1997, approximately $5.0 billion of residential mortgages were available as collateral for borrowings from the FHLB.

During the first three months of 1997, cash and due from banks decreased $920 million to $3.1 billion compared with a decrease of $428 million during the year-earlier period. Net cash provided by operating activities increased $305 million in the comparison. Cash provided by investing activities increased to $1.4 billion primarily due to sales of securities. Net cash used by financing activities totaled $2.4 billion in the first three months of 1997 compared with $1.5 billion used a year earlier.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $146 million at March 31, 1997. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At March 31, 1997 unused capacity under effective shelf registration statements consisted of $140 million of debt and $350 million that may be issued as either debt or preferred stock. In addition, the Corporation had a $500 million unused committed line of credit. Funds obtained from any of these sources can be used for both bank and nonbank activities.


PNC BANK CORP.  16

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debtholders and others. The impact of replacing maturing liabilities is reflected in the income simulation model results used in the Corporation's overall asset/liability management process.

INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's normal business activities of extending loans and taking deposits. Many factors, including economic and financial conditions, general movements in market interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Financial derivatives, primarily interest rate swaps and purchased interest rate caps and floors, are used to alter the interest rate characteristics of assets and liabilities. For example, receive-fixed interest rate swaps effectively convert variable-rate assets to fixed-rate assets.

In managing interest rate risk, the Corporation seeks to minimize the reliance on a particular interest rate scenario as a source of earnings. Accordingly, wholesale activities including securities, funding, financial derivatives and capital markets activities are used in managing core business exposures within specified guidelines. Interest rate risk is centrally managed by asset and liability ("A&L") management. Senior management and Board of Directors' committees oversee A&L management and periodically review interest rate risk exposures.

A number of measures are used to monitor and manage interest rate risk, including income simulation and interest sensitivity (gap) analyses. In addition, the Corporation supplements these models with longer-term measures of interest rate sensitivity including duration of equity and equity at risk. Such models are designed to estimate the impact on the value of equity resulting from changes in interest rates and supplement the simulation model and gap analyses.

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

The Corporation's guidelines provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model, the Corporation was within these guidelines at March 31, 1997.

Additional interest rate scenarios are modeled to address a wider range of rate movement, yield curve, term structure and basis risk exposures. Depending on market conditions and other inherent risks, these scenarios may be modeled more or less frequently. Such analyses are used as supplemental measurements only and limits have not been established.

A gap analysis represents a point-in-time net position of assets, liabilities and off-balance-sheet financial derivatives used for interest rate risk management subject to repricing in specified time periods. Gap analysis does not accurately measure the magnitude of changes in net interest income since changes in interest rates over time do not impact all categories of assets, liabilities and off-balance-sheet instruments equally or simultaneously. A cumulative asset-sensitive gap position indicates assets are expected to reprice more quickly than liabilities. Alternatively, a cumulative liability-sensitive gap position indicates liabilities are expected to reprice more quickly than assets. The Corporation's limit for the cumulative one-year gap position is 10%. At March 31, 1997, the cumulative liability sensitivity of the one-year gap position was 3.0%.


                                                           PNC BANK CORP.  17

Financial

         REVIEW

FINANCIAL DERIVATIVES

A variety of off-balance-sheet financial derivatives are used as part of the overall interest rate risk management process to manage interest rate risk inherent in the Corporation's line of business activities. Interest rate swaps and purchased interest rate caps and floors are the primary instruments used for these purposes. Interest rate swaps are agreements to exchange fixed and floating interest rate payments calculated on a notional principal amount. The floating rate is based on a money market index, primarily short-term LIBOR indices. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Such contracts are used to manage risk positions associated with certain mortgage banking activities.

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

The following table sets forth changes in off-balance-sheet financial derivatives used for interest rate risk management and mortgage banking activities during the first three months of 1997. Weighted-average maturity is based on contractual terms.

FINANCIAL DERIVATIVES ACTIVITY                                                                                 Weighted-
                                                                                                                 Average
1997 - dollars in millions                   January 1    Additions    Maturities  Terminations    March 31     Maturity
---------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                             $6,947          $980          $(15)                   $7,912    1 yr. 4 mo.
     Receive-fixed index amortizing                56                         (20)                       36    1 yr. 7 mo.
     Pay fixed                                    602                         (17)                      585    2 yr. 9 mo.
     Basis swaps                                  335           130                                     465    1 yr. 7 mo.
   Interest rate caps                           5,813           175          (326)                    5,662         10 mo.
   Interest rate floors                         2,500            39                                   2,539    1 yr. 9 mo.
                                             ---------------------------------------------------------------
     Total interest rate risk management       16,253         1,324          (378)                   17,199
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                395         1,279        (1,017)                      657          2 mo.
     Commitments to sell loans                    894         1,079        (1,146)                      827          2 mo.
   Interest rate floors - MSR                   1,050           350                      $(250)       1,150    4 yr. 9 mo.
                                             ---------------------------------------------------------------
   Total mortgage banking activities            2,339         2,708        (2,163)        (250)       2,634
                                             ---------------------------------------------------------------
     Total                                    $18,592        $4,032       $(2,541)       $(250)     $19,833
===========================================================================================================================

During the first quarter of 1997, the financial derivatives used in interest rate risk management increased net interest income by $3 million compared with a decrease of $7 million in the year-earlier period. At March 31, 1997, $14 million of net deferred losses on terminated derivative contracts are being amortized over a weighted-average remaining period of 13 months.


PNC BANK CORP.  18

The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve.

FINANCIAL DERIVATIVES                                                              Forward Yield Curve
                                                         Notional  Estimated      ---------------------
March 31, 1997 - dollars in millions                        Value Fair Value       Paid      Received
-------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                     $6,295      $(2)       6.42%         5.93%
       Pay fixed designated to loans                            535       (3)       7.07          6.78
     Interest rate caps designated to (2)
       Securities                                             5,200                   NM            NM
       Loans                                                    462        6          NM            NM
     Interest rate floors designated to loans (3)             2,539        1          NM            NM
                                                          --------------------
         Total asset rate conversion                         15,031        2
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to interest-bearing
       liabilities                                            1,653        9        6.20           6.05
       Pay fixed designated to borrowed funds                    50       (1)       5.63           6.08
       Basis swaps designated to borrowed funds                 465        3        6.29           6.24
                                                          --------------------
         Total liability rate conversion                      2,168       11
                                                          --------------------
           Total interest rate risk management               17,199       13
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                              657       (1)         NM            NM
     Commitments to sell loans                                  827        5          NM            NM
   Interest rate floors - MSR (3)                             1,150        6          NM            NM
                                                          --------------------
     Total mortgage banking activities                        2,634       10
                                                          --------------------
       Total financial derivatives                          $19,833      $23
=======================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 46% were based on 3-month LIBOR, 50% on 1-month LIBOR and the remainder on other short-term indices.

(2) Interest rate caps with notional values of $5.6 billion and $68 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.49% and 1-month LIBOR over 6.31%, respectively. At March 31, 1997, 3-month LIBOR was 5.77% and 1-month LIBOR was 5.69%.

(3) Interest rate floors with notional values of $2.5 billion and $1.2 billion require the counterparty to pay the Corporation the excess, if any, weighted-average strike of 4.92% over 3-month LIBOR and weighted-average strike of 5.96% over 10-year CMT. At March 31, 1997, 3-month LIBOR was 5.77% and 10-year CMT was 6.92%.

NM - not meaningful


CUSTOMER-RELATED DERIVATIVES PNC Bank also enters into financial derivative transactions to facilitate customer needs primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. The Corporation manages the risk exposure from customer positions through transactions with other dealers. These positions with third parties are recorded at their estimated fair values and adjustments to such amounts are included in the results of operations. The following schedule sets forth information relating to positions associated with customer derivatives.

                                                     Positive Negative
                                Notional   Net Asset     Fair     Fair
March 31, 1997 - in millions       Value (Liability)    Value    Value
-----------------------------------------------------------------------
Interest rate
   Swaps                          $2,946        $2        $17     $(15)
   Caps/floors
     Sold                          1,137        (6)                 (6)
     Purchased                     1,085         5          5
Foreign exchange                   1,134                   13      (13)
Other                                354
                                 --------------------------------------
Total                             $6,656        $1        $35     $(34)
=======================================================================


                                                           PNC BANK CORP.  19

Consolidated
                   STATEMENT OF INCOME

Three months ended March 31 - in thousands, except per share data                            1997       1996
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                                $1,055,908    $980,836
Securities                                                                                156,205     237,442
Other                                                                                      30,043      37,060
                                                                                       ----------------------
  Total interest income                                                                 1,242,156   1,255,338

INTEREST EXPENSE
Deposits                                                                                  346,155     370,983
Borrowed funds                                                                            266,076     277,498
                                                                                       ----------------------
  Total interest expense                                                                  612,231     648,481
                                                                                       ----------------------
  Net interest income                                                                     629,925     606,857
Provision for credit losses                                                                10,000
                                                                                       ----------------------
  Net interest income less provision for credit losses                                    619,925     606,857

NONINTEREST INCOME
Asset management                                                                          139,572     120,877
Service fees                                                                              167,421     130,269
Mortgage banking                                                                           32,045      35,982
Net securities gains                                                                       16,426       2,943
Other                                                                                      69,652      31,491
                                                                                       ----------------------
  Total noninterest income                                                                425,116     321,562

NONINTEREST EXPENSE
Staff expense                                                                             302,701     278,657
Net occupancy and equipment                                                                89,284      93,283
Amortization                                                                               29,831      23,664
Other                                                                                     207,432     170,042
Distributions on mandatorily redeemable
  capital securities of subsidiary trust                                                    6,956
                                                                                       ----------------------
  Total noninterest expense                                                               636,204     565,646
                                                                                       ----------------------
  Income before income taxes                                                              408,837     362,773
Applicable income taxes                                                                   142,528     124,453
                                                                                       ----------------------
  Net income                                                                             $266,309    $238,320
                                                                                       ----------------------
EARNINGS PER COMMON SHARE
Primary                                                                                      $.81       $.69
Fully diluted                                                                                 .80        .69

CASH DIVIDENDS DECLARED PER COMMON SHARE                                                      .37        .35

AVERAGE COMMON SHARES OUTSTANDING
Primary                                                                                   323,972    342,872
Fully diluted                                                                             327,917    347,367
=============================================================================================================

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP.  20

Consolidated
                   BALANCE SHEET

                                                                                    March 31   December 31
Dollars in millions, except share data                                                  1997          1996
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $3,096       $4,016
Short-term investments                                                                   702          774
Loans held for sale                                                                    1,375          941
Securities available for sale                                                          9,593       11,917
Loans, net of unearned income of $387 and $385                                        52,575       51,798
   Allowance for credit losses                                                        (1,119)      (1,166)
                                                                                    ----------------------
   Net loans                                                                          51,456       50,632
Other                                                                                  4,944        4,980
                                                                                    ----------------------
   Total assets                                                                      $71,166      $73,260
                                                                                    ----------------------
LIABILITIES
Deposits
   Noninterest-bearing                                                                $9,971      $10,937
   Interest-bearing                                                                   34,931       34,739
                                                                                    ----------------------
     Total deposits                                                                   44,902       45,676
Borrowed funds
   Bank notes and senior debt                                                          8,813        8,093
   Federal funds purchased                                                             2,937        3,933
   Repurchase agreements                                                                 531          645
   Other borrowed funds                                                                4,915        5,576
   Subordinated debt                                                                   1,351        1,357
                                                                                    ----------------------
     Total borrowed funds                                                             18,547       19,604
Other                                                                                  1,889        1,761
                                                                                    ----------------------
   Total liabilities                                                                  65,338       67,041

Mandatorily redeemable capital securities of subsidiary trust                            350          350

SHAREHOLDERS' EQUITY
Preferred stock                                                                            7            7
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 347,037,481 and 345,154,238 shares                                          1,735        1,726
Capital surplus                                                                          984          939
Retained earnings                                                                      4,218        4,075
Deferred benefit expense                                                                 (60)         (60)
Net unrealized securities losses                                                        (137)         (67)
Common stock held in treasury at cost: 33,162,947 and 21,036,195 shares               (1,269)        (751)
                                                                                    ----------------------
   Total shareholders' equity                                                          5,478        5,869
                                                                                    ----------------------
   Total liabilities and shareholders' equity                                        $71,166      $73,260
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                           PNC BANK CORP.  21

Consolidated

         STATEMENT OF CASH FLOWS

Three months ended March 31 - in millions                                                        1997       1996
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                      $266        $238
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                                    10
   Depreciation, amortization and accretion                                                       73          61
   Deferred income taxes                                                                          52          37
   Net securities gains                                                                          (16)         (3)
   Net gain on sales of assets                                                                   (48)        (14)
   Valuation adjustments                                                                          (3)         (1)
Changes in
   Loans held for sale                                                                          (434)       (316)
   Other                                                                                         173        (234)
                                                                                             ---------------------
     Net cash provided (used) by operating activities                                             73        (232)

INVESTING ACTIVITIES
Net change in loans                                                                           (1,450)       (334)
Repayment of securities available for sale                                                       650       1,081
Sales
   Securities available for sale                                                               3,691       1,496
   Loans                                                                                         692           7
   Foreclosed assets                                                                              21          24
Purchases
   Securities available for sale                                                              (2,112)     (1,601)
   Loans                                                                                        (105)       (286)
Net cash received in acquisitions                                                                            460
Other                                                                                             28         438
                                                                                             ---------------------
     Net cash provided by investing activities                                                 1,415       1,285

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                 (966)       (817)
   Interest-bearing deposits                                                                     197        (952)
   Federal funds purchased                                                                      (996)       (255)
Sale/issuance
   Repurchase agreements                                                                      17,541      17,601
   Bank notes and senior debt                                                                  2,480       2,607
   Other borrowed funds                                                                       24,823      20,878
   Common stock                                                                                   52          20
Repayment/maturity
   Repurchase agreements                                                                     (17,655)    (17,699)
   Bank notes and senior debt                                                                 (1,760)       (982)
   Other borrowed funds                                                                      (25,483)    (21,757)
Acquisition of treasury stock                                                                   (516)         (5)
Cash dividends paid                                                                             (125)       (120)
                                                                                             ---------------------
     Net cash used by financing activities                                                    (2,408)     (1,481)
                                                                                             ---------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                  (920)       (428)
     Cash and due from banks at beginning of year                                              4,016       3,679
                                                                                             ---------------------
     Cash and due from banks at end of period                                                 $3,096      $3,251
==================================================================================================================

CASH ITEMS
   Interest paid                                                                                $629        $690
   Income taxes paid (refunded)                                                                    2         (81)
NONCASH ITEMS
   Transfers from loans to foreclosed assets                                                      17          12
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP.  22

Notes to
            CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS PNC Bank Corp. is one of the largest financial services organizations in the United States with banking subsidiaries in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky, Indiana, Massachusetts and Florida. The Corporation's major businesses include consumer banking, corporate banking, mortgage banking, real estate banking and asset management. PNC Bank Corp. is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of PNC Bank Corp. and its subsidiaries ("Corporation" or "PNC Bank"), substantially all of which are wholly owned. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to reporting classifications utilized for the current reporting period. These reclassifications did not impact the Corporation's financial condition or results of operations.

In preparing the unaudited consolidated interim financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results will differ from such estimates and such differences may be material to the financial statements.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC Bank's 1996 Annual Report.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses is a reserve for estimated credit losses established through provisions charged against income. Loans deemed to be uncollectible are charged against the allowance account.

The allowance is maintained at a level believed by management to be sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

FINANCIAL DERIVATIVES The Corporation uses off-balance-sheet financial derivatives as part of the overall asset/liability management process and in mortgage banking activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Financial derivatives primarily consist of interest rate swaps, purchased interest rate caps and floors, and forward contracts.

PNC Bank also enters into financial derivative transactions to facilitate customer needs primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. The Corporation manages the risk exposure from customer positions through transactions with other dealers. These positions with third parties are recorded at their estimated fair values and adjustments to such amounts are included in the results of operations.

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


                                                           PNC BANK CORP.  23

Notes to

         CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENT In February 1997, SFAS No. 128, "Earnings per Share," was issued, effective for periods ending after December 15, 1997, with retroactive restatement required for all periods presented. SFAS No. 128 specifies revised computation, presentation and disclosure requirements for earnings per share. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted amounts. This standard would not have impacted reported earnings per share amounts for the first quarter of 1997 and management does not expect it to have a material impact on the Corporation's historical earnings per share amounts.

CASH FLOWS

For the statement of cash flows, PNC Bank defines cash and cash equivalents as cash and due from banks. During the first quarter of 1996, acquisition activity which affected cash flows consisted of $538 million in assets, $501 million in liabilities, cash payments totaling $37 million and receipt of $497 million in cash and due from banks. The Corporation did not have any acquisition activity in the first quarter of 1997.


SECURITIES

                                                   March 31, 1997                                    December 31, 1996
                                       -----------------------------------------------------------------------------------------
                                                      Unrealized                                     Unrealized
                                       Amortized   ---------------        Fair      Amortized      ----------------      Fair
In millions                                Cost    Gains    Losses        Value           Cost     Gains     Losses      Value
--------------------------------------------------------------------------------------------------------------------------------
Securities available for sale
 Debt securities
   U.S. Treasury, government agencies
     and corporations                     $1,518       $4       $25       $1,497         $3,238       $20        $21     $3,237
   Mortgage backed                         5,975       11       208        5,778          6,301        13        138      6,176
   Asset backed                            1,594        2         7        1,589          1,609         7          1      1,615
   State and municipal                       206        7                    213            218         9                   227
   Other debt                                 31                  1           30            100         7          2        105
                                        ----------------------------------------------------------------------------------------
 Total debt securities                     9,324       24       241        9,107         11,466        56        162     11,360
 Corporate stocks and other                  480        6                    486            554         3                   557
                                        ----------------------------------------------------------------------------------------
   Total securities available for sale    $9,804      $30      $241       $9,593        $12,020       $59       $162    $11,917
================================================================================================================================

The preceding table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which is available for sale. At March 31, 1997 and December 31, 1996, $5.2 billion and $5.5 billion, respectively, notional value of financial derivatives were associated with securities available for sale.

The carrying value of securities pledged to secure public and trust deposits, repurchase agreements and for other purposes at March 31, 1997 was $5.6 billion.

LOANS

At March 31, 1997, $2.4 billion of loans were pledged to secure borrowings and for other purposes.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                         March 31   December 31
In millions                                  1997          1996
---------------------------------------------------------------
Nonaccrual loans                             $322         $347
Restructured loans                              1            2
                                            -------------------
   Total nonperforming loans                  323          349
Foreclosed assets                             106          110
                                            -------------------
   Total nonperforming assets                $429         $459
===============================================================


PNC BANK CORP.  24

ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                  1997         1996
---------------------------------------------------------------
January 1                                   $1,166      $1,259
Charge-offs                                    (89)        (55)
Recoveries                                      29          21
                                           --------------------
   Net charge-offs                             (60)        (34)
Provision for credit losses                     10
Acquisitions                                     3
                                           --------------------
   March 31                                 $1,119      $1,225
===============================================================

FINANCIAL DERIVATIVES

The notional and fair values of financial derivatives used for interest rate risk management and for mortgage banking activities were as follows:

                               Positive              Negative
                     Notional     Fair     Notional      Fair
In millions             Value    Value        Value     Value
---------------------------------------------------------------
MARCH 31, 1997
Interest rate swaps    $4,738      $45       $4,260      $(39)
Interest rate caps      5,662        6
Interest rate floors    2,500        1           39
Mortgage banking
   activities           1,977       11          657        (1)
                     ------------------------------------------
    Total             $14,877      $63       $4,956      $(40)
===============================================================

DECEMBER 31, 1996
Interest rate swaps    $7,290     $112         $650      $(15)
Interest rate caps      5,813        2
Interest rate floors    2,500        3
Mortgage banking
   activities           1,853       10          486        (1)
                     ------------------------------------------
    Total             $17,456     $127       $1,136      $(16)
===============================================================

The notional and fair values of customer-related derivatives were as follows:

                                              Positive  Negative
March 31, 1997 -        Notional   Net Asset      Fair      Fair
in millions                Value  (Liability)    Value     Value
-----------------------------------------------------------------
Interest rate
   Swaps                  $2,946         $2       $17       $(15)
   Caps/floors             2,222         (1)        5         (6)
Foreign exchange           1,134                   13        (13)
Other                        354
                         ----------------------------------------
Total                     $6,656         $1       $35       $(34)
=================================================================

OTHER FINANCIAL INFORMATION

In connection with the Midlantic merger, subordinated notes and senior debt of Midlantic with a remaining aggregate principal amount of $356 million have been jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc. Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                         March 31  December 31
In millions                                  1997         1996
---------------------------------------------------------------
ASSETS
Cash and due from banks                    $3,100      $4,022
Securities                                  9,207      11,210
Loans, net of unearned income              52,559      51,736
  Allowance for credit losses              (1,119)     (1,166)
                                       ------------------------
  Net loans                                51,440      50,570
Other assets                                6,207       5,988
                                       ------------------------
  Total assets                            $69,954     $71,790
                                       ------------------------
LIABILITIES
Deposits                                  $45,079     $46,290
Borrowed funds                             17,476      18,077
Other liabilities                           1,073       1,014
                                       ------------------------
  Total liabilities                        63,628      65,381
Mandatorily redeemable capital
  securities of subsidiary trust              350         350
SHAREHOLDER'S EQUITY                        5,976       6,059
                                       ------------------------
  Total liabilities and
    shareholder's equity                  $69,954     $71,790
===============================================================

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31 - in millions    1997        1996
---------------------------------------------------------------
Interest income                            $1,233      $1,248
Interest expense                              592         625
                                          ---------------------
  Net interest income                         641         623
Provision for credit losses                    10
                                          ---------------------
  Net interest income less provision
     for credit losses                        631         623
Noninterest income                            392         296
Noninterest expense                           614         549
                                          ---------------------
  Income before income taxes                  409         370
Applicable income taxes                       145         129
                                          ---------------------
  Net income                                 $264        $241
===============================================================

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $146 million at March 31, 1997. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.


                                                           PNC BANK CORP.  25

Statistical

         INFORMATION

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                            -------------------------------------------------------------------------------
                                                      First Quarter 1997                     Fourth Quarter 1996
Average balance in millions,                -------------------------------------------------------------------------------
interest in thousands                         Average                    Average      Average                   Average
Taxable-equivalent basis                     Balances     Interest  Yields/Rates     Balances     Interest Yields/Rates
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                         $1,019      $17,970           7.05%     $1,011      $18,750          7.42%
   Securities
     U.S. Treasury, government agencies
       and corporations                         6,982      105,363           6.05       8,585      131,471          6.12
     Other debt                                 2,530       41,841           6.62       2,419       40,660          6.71
     Other                                        577       10,666           7.45         565       10,882          7.68
                                            --------------------------              -------------------------
     Total securities                          10,089      157,870           6.27      11,569      183,013          6.32
   Loans, net of unearned income
     Consumer
       Credit card                              3,043      100,593          13.22       1,683       60,086         14.28
       Other consumer                          11,827      245,169           8.41      12,084      257,481          8.48
                                            --------------------------              -------------------------
         Total consumer                        14,870      345,762           9.39      13,767      317,567          9.19
     Residential mortgage                      12,781      238,072           7.45      12,361      229,300          7.42
     Commercial                                17,916      349,666           7.81      17,584      343,609          7.65
     Commercial real estate                     4,591       98,671           8.60       4,630      100,485          8.59
     Other                                      1,764       29,364           6.67       1,631       27,021          6.62
                                            --------------------------              -------------------------
     Total loans, net of unearned income       51,922    1,061,535           8.20      49,973    1,017,982          8.07
     Other interest-earning assets                795       12,139           6.20         769       11,783          6.09
                                            --------------------------              -------------------------
     Total interest-earning
       assets/interest income                  63,825    1,249,514           7.86      63,322    1,231,528          7.71
Noninterest-earning assets
   Allowance for credit losses                 (1,148)                                 (1,141)
   Cash and due from banks                      2,935                                   3,145
   Other assets                                 4,689                                   4,210
                                            ------------                            ------------
     Total assets                             $70,301                                 $69,536
                                            ------------                            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                  $12,962       87,409           2.74     $12,716       85,324          2.67
     Savings                                    3,063       14,804           1.96       3,214       15,803          1.96
     Other time                                17,721      233,547           5.34      17,998      241,714          5.35
     Deposits in foreign offices                  787       10,395           5.28         901       12,144          5.27
                                            --------------------------              -------------------------
     Total interest-bearing deposits           34,533      346,155           4.06      34,829      354,985          4.05
                                            --------------------------
   Borrowed funds
     Bank notes and senior debt                 8,566      117,172           5.47       8,020      110,996          5.54
     Federal funds purchased                    3,068       40,908           5.38       2,614       35,978          5.48
     Repurchase agreements                        735        9,756           5.31         786       10,917          5.44
     Other borrowed funds                       4,874       71,272           5.86       4,334       65,926          6.05
     Subordinated debt                          1,351       26,968           7.98       1,356       27,089          7.99
                                            --------------------------              -------------------------
     Total borrowed funds                      18,594      266,076           5.76      17,110      250,906          5.79
                                            --------------------------              -------------------------
   Total interest-bearing
     liabilities/interest expense              53,127      612,231           4.66      51,939      605,891          4.62
                                            --------------------------              -------------------------
Noninterest-bearing liabilities,
   capital securities and
   shareholders' equity

   Demand and other
     noninterest-bearing deposits               9,600                                  10,003
   Accrued expenses and
     other liabilities                          1,466                                   1,501
   Mandatorily redeemable
     capital securities of
     subsidiary trust                             350                                      76
   Shareholders' equity                         5,758                                   6,017
                                            ------------                            ------------
     Total liabilities and
       shareholders' equity                   $70,301                                 $69,536
                                            -------------------------------------------------------------------------------
Interest rate spread                                                         3.20                                   3.09
   Impact of noninterest-bearing
     liabilities                                                              .78                                    .83
                                                         --------------------------              --------------------------
     Net interest income/margin                           $637,283           3.98%                $625,637          3.92%
===========================================================================================================================

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


PNC BANK CORP.  26

--------------------------------------------------------------------------------------------------------------------------
          Third Quarter 1996                       Second Quarter 1996                     First Quarter 1996
--------------------------------------------------------------------------------------------------------------------------
  Average                     Average       Average                    Average      Average                    Average
 Balances      Interest  Yields/Rates      Balances     Interest  YIelds/Rates     Balances     Interest  Yields/Rates
--------------------------------------------------------------------------------------------------------------------------
     $918       $17,442          7.60%       $1,260      $21,725          6.90%      $1,150      $19,728          6.86%

   10,302       161,077          6.24        11,206      172,885          6.18       10,822      169,403          6.27
    2,249        37,681          6.67         2,906       48,960          6.71        3,311       57,169          6.87
      546        10,768          7.87           628       12,773          8.15          685       13,480          7.89
--------------------------                --------------------------              ---------------------------
   13,097       209,526          6.39        14,740      234,618          6.37       14,818      240,052          6.48


    1,007        35,408         14.06           979       33,845         13.83          986       33,049         13.41
   12,047       255,048          8.42        12,264      255,227          8.37       12,384      260,575          8.46
--------------------------                --------------------------              ---------------------------
   13,054       290,456          8.85        13,243      289,072          8.78       13,370      293,624          8.83
   12,325       231,271          7.51        11,883      219,395          7.40       11,619      218,118          7.51
   17,049       332,167          7.62        17,190      331,768          7.64       16,806      330,938          7.79
    4,712       105,338          8.85         4,831      104,582          8.62        4,885      112,409          9.16
    1,573        26,003          6.60         2,044       33,711          6.48        1,945       32,325          6.66
--------------------------                --------------------------              ---------------------------
   48,713       985,235          8.01        49,191      978,528          7.94       48,625      987,414          8.10
      817        12,435          6.06         1,165       17,417          6.01        1,112       17,395          6.29
--------------------------                --------------------------              ---------------------------
   63,545     1,224,638          7.64        66,356    1,252,288          7.53       65,705    1,264,589          7.69

   (1,179)                                   (1,216)                                 (1,253)
    3,216                                     3,196                                   3,095
    3,964                                     4,104                                   4,186
-------------                             ------------                            ------------
  $69,546                                   $72,440                                 $71,733
-------------                             ------------                            ------------


  $12,520        81,321          2.58       $12,635       80,422          2.56      $12,625      $84,919          2.71
    3,407        16,931          1.98         3,582       17,796          2.00        3,579       19,125          2.15
   18,172       243,340          5.33        18,407      243,554          5.32       18,638      252,534          5.45
      695         9,320          5.25           759       10,119          5.27        1,030       14,405          5.53
--------------------------                --------------------------              ---------------------------
   34,794       350,912          4.01        35,383      351,891          4.00       35,872      370,983          4.16

    8,829       123,006          5.57         8,298      114,483          5.52        7,198      105,269          5.85
    2,239        30,325          5.39         3,550       46,423          5.26        4,242       58,006          5.50
    1,551        21,461          5.41         3,063       40,465          5.23        2,739       36,959          5.34
    3,582        54,895          6.10         3,451       51,980          6.06        3,352       50,153          6.02
    1,357        27,101          7.99         1,358       27,120          7.99        1,360       27,111          7.99
--------------------------                --------------------------              ---------------------------
   17,558       256,788          5.83        19,720      280,471          5.69       18,891      277,498          5.88
--------------------------                --------------------------              ---------------------------
   52,352       607,700          4.60        55,103      632,362          4.59       54,763      648,481          4.75
--------------------------                --------------------------              ---------------------------


    9,922                                     9,996                                   9,681
    1,506                                     1,574                                   1,525


    5,766                                     5,767                                   5,764
-------------                             ------------                            ------------
  $69,546                                   $72,440                                 $71,733
--------------------------------------------------------------------------------------------------------------------------
                                 3.04                                     2.94                                    2.94
                                  .81                                      .78                                     .79
              ---------------------------              --------------------------              ---------------------------
               $616,938          3.85%                  $619,926          3.72%                 $616,108          3.73%
--------------------------------------------------------------------------------------------------------------------------


                                                           PNC BANK CORP.  27

Quarterly Report on

         FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

Commission File Number 1-9718

PNC BANK CORP.

Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of April 30, 1997, PNC Bank Corp. had 314,026,018 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                              Page(s)
          -----------------------------------------------------
PART I    FINANCIAL INFORMATION

Item 1    Consolidated Statement of Income for the
            three months ended March 31, 1997 and 1996      20

          Consolidated Balance Sheet as of March
            31, 1997 and December 31, 1996                  21

          Consolidated Statement of Cash Flows for
            the three months ended March 31, 1997
            and 1996                                        22

          Notes to Consolidated Financial
            Statements                                   23-25

          Average Consolidated Balance Sheet and
            Net Interest Analysis                        26-27

Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    2-19
---------------------------------------------------------------

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly
Report on Form 10-Q:

  10     PNC Bank Corp. 1997 Long-Term Incentive Award Plan
           incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to Registration
           Statement on Form S-8 (No. 33-54960) *

  11     Calculation of Primary and Fully Diluted  Earnings Per
           Common Share

  12.1   Computation of Ratio of Earnings to Fixed Charges
  12.2   Computation  of Ratio of Earnings  to  Combined  Fixed
           Charges and Preferred Stock Dividends
  27     Financial Data Schedule
--------------------------------------------------------
* Denotes management contract or compensatory plan.

Copies of these Exhibits will be furnished without charge upon written request to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net on the Internet.

Since December 31, 1996, the Corporation filed the following current reports on Form 8-K:

Form 8-K dated as of January 15, 1997, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1996, filed pursuant to Item 5.

Form 8-K dated as of April 15, 1997, reporting the Corporation's consolidated financial results for the three months ended March 31, 1997, filed pursuant to
Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 1997, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and Chief Financial Officer


PNC BANK CORP.  28

Corporate
              INFORMATION

CORPORATE HEADQUARTERS

PNC Bank Corp.
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2707

WORLD WIDE WEB SITE

www.pncbank.com

STOCK LISTING

PNC Bank Corp. common stock is traded on the New York Stock Exchange ("NYSE") under the symbol PNC.

FINANCIAL INFORMATION

Copies of the Corporation's filings with the Securities and Exchange Commission, including Exhibits thereto, may be obtained without charge by writing to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net on the Internet.

INQUIRIES

Individual shareholders should contact: Shareholder Relations at 800-843-2206.

Analysts and institutional investors should contact: William H. Callihan, Vice President, Investor Relations, at 412-762-8257 or invrela@pncmail.com on the Internet.

News media representatives and others seeking general information should contact: Jonathan Williams, Vice President, Media Relations, at 412-762-4550 or pubrela@pncmail.com on the Internet.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high, low and quarter-end closing sale prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                        Cash
                                                   Dividends
1997 Quarter         High          Low      Close   Declared
--------------------------------------------------------------
First              $45.000     $36.5000    $40.000       $.37
==============================================================

                                                        Cash
                                                   Dividends
1996 Quarter         High         Low       Close   Declared
--------------------------------------------------------------
First              $32.625     $28.375     $30.750       $.35
Second              31.500      28.375      29.750        .35
Third               33.875      27.500      33.375        .35
Fourth              39.750      33.125      37.625        .37
                                                       -------
   Total                                                $1.42
==============================================================

REGISTRAR AND TRANSFER AGENT

The Chase Manhattan Bank
P.O. Box 590
Ridgefield Park, New Jersey 07660
800-982-7652

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Bank Corp. dividend reinvestment and stock purchase plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. A prospectus and enrollment card may be obtained by writing to Shareholder Relations at corporate headquarters.


                                                           PNC BANK CORP.  29