Form 10-K/A
period 1996-12-31
PNC BANK CORP
filed 1997-06-30
CIK 713676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

 (Mark One)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

          For the transition period from _____________ to ___________

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

         By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Bank Corp. Incentive Savings Plan, as amended ("PNC Plan") and the Midlantic Savings and Investment Plan, as amended ("Midlantic Plan"). Effective January 1, 1997 the Midlantic Plan merged with and into the PNC Plan.

         In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1996 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following report of independent auditors of the Corporation and consolidated financial statements, included in the Annual Report to Shareholders at the page indicated, are incorporated herein by reference.

                                                                                                              PAGE OF
         FINANCIAL STATEMENTS                                                                              ANNUAL REPORT
         ---------------------------------------------------------------------------------------------------------------
         Report of Ernst & Young LLP, Independent Auditors                                                       47
         Consolidated Statement of Income for the three years ended December 31, 1996                            48
         Consolidated Balance Sheet as of December 31, 1996 and 1995                                             49
         Consolidated Statement of Changes in Shareholders' Equity for the three years ended
             December 31, 1996                                                                                   50
         Consolidated Statement of Cash Flows for the three years ended December 31, 1996                        51
         Notes to Consolidated Financial Statements                                                             52-68
         Quarterly Selected Financial Data                                                                       70

         As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the PNC Plan and Midlantic Plan and reports of independent auditors thereon are filed with Amendment No. 1 at the page indicated.

                                                                                             PAGE OF AMENDMENT NO. 1
                                                                                        --------------------------------
         FINANCIAL STATEMENTS                                                           PNC PLAN          MIDLANTIC PLAN
         ---------------------------------------------------------------------------------------------------------------
         Report of Independent Auditors                                                     5                    26
         Statements of Net Assets Available for Plan Benefits                               6                    27
         Statements of Changes in Net Assets Available for Plan Benefits                    7                    28
         Notes to Financial Statements                                                      8                    29
         Schedule of Assets Held for Investment                                            18                    38
         Schedule of Reportable Transactions                                               24                    39


         FINANCIAL STATEMENT SCHEDULES
         ----------------------------------------------------------------------
         Not applicable.


         REPORTS ON FORM 8-K
         ----------------------------------------------------------------------
         The following reports on Form 8-K were filed during the quarter ended December 31, 1996, or thereafter:

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

         EXHIBITS
         -------------------------------------------------------------------
         The exhibits listed on the Exhibit Index on pages 41 and 42 of this Form 10-K/A are filed herewith or are incorporated herein by reference.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1996 and 1995

                                    CONTENTS

Report of Independent Auditors ......................................      5


Audited Financial Statements

Statements of Net Assets Available for Plan Benefits.................      6
Statements of Changes in Net Assets Available for Plan ..............      7
Notes to Financial Statements .......................................      8


Schedules

Schedule of Assets Held for Investment ..............................     18
Schedule of Reportable Transactions .................................     24

                         REPORT OF INDEPENDENT AUDITORS

Administrative Committee
PNC Bank Corp.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for plan benefits of the PNC Bank Corp. Incentive Savings Plan (Plan) as of December 31, 1996 and 1995, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1996 and 1995, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1996, and reportable transactions for the year ended December 31, 1996, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

June 25, 1997

                                 PNC Bank Corp.
                             Incentive Savings Plan

              Statements of Net Assets Available for Plan Benefits

                                                                                        DECEMBER 31
                                                                                 1996                  1995
                                                                           -------------------------------------
ASSETS
Investments at fair value:
    PNC Bank Corp. common stock (1996
      cost--$248,214,481; 1995 cost--$258,667,697)                            $462,310,868          $411,707,599

    PNC Bank Corp. preferred stock (1996 cost--$7,080;
      1995 cost--$8,247)                                                            42,607                42,224

    Short-term investment funds (1996 cost--$65,444,777;
      1995 cost--$67,302,448)                                                   65,444,777            67,302,448

    Registered investment companies (1996 cost--
      $185,152,570; 1995 cost--$147,451,321)                                   201,377,398           161,214,839

    Participant loans, at current outstanding principal
      balance                                                                   27,423,234            22,417,465

    Other (1996 cost--$355,177)                                                    329,144                     -
                                                                           -------------------------------------
Total investments                                                              756,928,028           662,684,575

Contribution receivable                                                          1,669,984             1,137,814
Accrued income                                                                     321,061               342,424
Other accruals                                                                   1,023,084             3,341,963
                                                                           -------------------------------------
Total assets                                                                   759,942,157           667,506,776

LIABILITIES

ESOP note payable to PNC Bank Corp.                                             67,700,000            84,600,000
Accrued interest payable                                                         2,139,443             2,474,860
                                                                           -------------------------------------
Net assets available for plan benefits                                        $690,102,714          $580,431,916
                                                                           =====================================


See accompanying notes.

                                 PNC Bank Corp.
                             Incentive Savings Plan

         Statements of Changes in Net Assets Available for Plan Benefits

                                                                                YEAR ENDED DECEMBER 31

Additions:                                                                     1996                    1995
                                                                         ----------------------------------------
  Investment income:
     Interest                                                             $   5,177,885           $    6,521,484
     Dividends:
        PNC Bank Corp.                                                       17,926,106               18,717,784
        Other                                                                17,173,609                9,700,904
                                                                         ----------------------------------------
                                                                             40,277,600               34,940,172

  Contributions (employer):
      Cash                                                                   12,298,198                9,461,406
      PNC Bank Corp. Common Stock                                                     -                5,081,098
Contributions (employee)                                                     28,243,234               26,821,384
                                                                         ----------------------------------------
Total additions                                                              80,819,032               76,304,060


Deductions:
  Payments to participants or beneficiaries                                  50,052,313               51,796,135
  ESOP note interest expense                                                  4,309,434                4,949,720
                                                                         ----------------------------------------
Total deductions                                                             54,361,747               56,745,855

Net realized and unrealized appreciation
  in fair value of investments                                               75,699,053              160,333,717
Net assets received in mergers/divestitures                                   7,514,460               12,305,278
                                                                         ----------------------------------------

Net increase                                                                109,670,798              192,197,200
Net assets available for plan benefits at beginning
  of year                                                                   580,431,916              388,234,716
                                                                         ----------------------------------------
Net assets available for plan benefits at end of year                      $690,102,714             $580,431,916
                                                                         ========================================


See accompanying notes.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                         Notes to Financial Statements

                               December 31, 1996

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

The Plan's assets are concentrated in the stock and bond markets. Realization of the respective values shown on the Statements of Net Assets Available for Plan Benefits is subject to the results of these markets.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and such differences may be material to the financial statements.

2. DESCRIPTION OF THE PLAN

PNC Bank Corp. (PNC Bank) is the sponsor of the Incentive Savings Plan ("PNC Plan"). The Plan covers substantially all eligible salaried employees of PNC Bank and certain subsidiaries.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)

2. DESCRIPTION OF THE PLAN (CONTINUED)

The PNC Plan allows participants to contribute from 1 to 15 percent of their biweekly base compensation on a pretax 401(k) basis. PNC Bank matches 100 percent of employee contributions up to 6 percent of base compensation, subject to Internal Revenue Service (IRS) limitations. Participants are fully vested in their balances, including the employer contributions. PNC Plan income is allocated to participants based on an average participant investment balance on a quarterly basis.

Participants in the PNC Plan may invest any voluntary contributions and balances rolled over from any prior plans in any of four investment options: Fund A (an equity fund), Fund B (an intermediate-term income fund), Fund C (a short-term fixed income fund), and Fund D (PNC Bank Corp. common stock fund). At December 31, total participants in each fund were as follows:

                                       1996             1995
                                      -----------------------
Fund A                                10,118           10,433
Fund B                                 7,668            8,610
Fund C                                 8,483            9,654
Fund D                                14,279           15,597

Employer matching contributions for participants whose age is 55 years or under are made in PNC Bank Common Stock. Participants over age 55 can choose to have their matching contribution made in PNC Bank Corp. Common Stock or in cash to invest in the other three funds.

Benefits to participants for withdrawals requested but yet to be paid were $17,096,542 and $9,821,077 at December 31, 1996 and 1995, respectively.

The PNC Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected in the Loan Fund. At December 31, 1996, the PNC Plan was committed to fund approximately $3.7 million in participant loans, of which approximately $1.5 million represents existing loan refinances. Under certain circumstances, the PNC Plan permits withdrawals by participants.

Although it has not expressed an interest to do so, PNC Bank has the right under the PNC Plan to discontinue contributions at any time and to terminate the PNC Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The PNC Plan includes a leveraged employee stock ownership plan (ESOP). In September 1989, the ESOP borrowed $140 million from PNC Bank and purchased approximately 7,350,000 shares of PNC Bank Common Stock through open market purchases. The unallocated shares of PNC Bank Common Stock are pledged as security on the ESOP note. The ESOP shares are used to match a portion of PNC Bank's matching contributions to the PNC Plan.

PNC Bank is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC Bank Common Stock allocated to participants totaled 640,782 in 1996 and 743,277 in 1995.

The effective interest rate on the ESOP fixed rate notes was 5.13% in 1996. Principal payments are due on an annual basis and interest payments are due on a semiannual basis. The following is a schedule of debt maturities:

         1997                                               $20,100,000
         1998                                                23,900,000
         1999                                                23,700,000
                                                            -----------
                                                            $67,700,000
                                                            ===========

At December 31, 1996, the ESOP held 3,184,324 unallocated shares of PNC Bank Common Stock with a market value of $119,810,191 and $2,160,954 in short-term investment funds. These assets will be used to match future participant contributions.

3. INVESTMENTS

The PNC Plan is comprised of investment funds representing both the employer's and the participants' contributions. Records are maintained to account for the noncontributory and the voluntary portion of each fund.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

Net realized and unrealized appreciation in aggregate fair value of securities was as follows:

                                        NET REALIZED AND UNREALIZED
                                            APPRECIATION IN FAIR
                                               VALUE FOR THE
                                           YEAR ENDED DECEMBER 31
                                      1996                      1995
                                   -------------------------------------
PNC Bank Corp. common stock        $66,279,669              $139,580,381
PNC Bank Corp. preferred stock           8,729                    12,586
Registered investment companies      9,410,655                20,740,750
                                  ------------              ------------
                                   $75,699,053              $160,333,717
                                  ============              ============

The fair values of individual investments that represent 5 percent or more of the PNC Plan's net assets are as follows:

                                                DECEMBER 31
                                        1996                  1995
                                  --------------------------------------
PNC Bank Corp. common stock       $462,310,868              $411,707,599
PNC Money Market Portfolio          65,444,777                67,302,448
PNC Managed Income Fund                      -                31,003,125
PNC Core Equity Portfolio Fund               -                29,285,309

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for PNC Plan's investment funds were as follows:

                                                          INTERMEDIATE-
                                                            TERM FIXED      SHORT-TERM       PNC BANK
                                              EQUITY         INCOME--      FIXED INCOME     CORP. STOCK
                                              FUND A          FUND B         --FUND C        --FUND D
                                          ---------------------------------------------------------------
December 31, 1996
-----------------

Investments at fair value:
   PNC Bank common stock                  $           -  $             -  $             -    $214,097,952
   PNC Bank preferred stock                           -                -                -          42,607
   Short-term investments Compass
    Capital Funds:
    Money Market Portfolio                    3,608,542        1,269,510       55,791,123       1,270,280
   Registered investment companies PNC
    Funds:
    Small Cap Growth Equity Portfolio         5,915,193                -                -               -
    International Equity Portfolio           30,722,695                -                -               -
    Small Cap Value Equity Portfolio          5,851,453                -                -               -
    International Emerging Markets
     Portfolio                                7,252,467                -                -               -
    Growth Equity Portfolio                  28,051,743                -                -               -
    Mid Cap Growth Equity Portfolio           8,734,800                -                -               -
    Mid Cap Value Equity Portfolio            8,700,000                -                -               -
    Intermediate Term Bond Portfolio                  -       20,412,876                -               -
    Managed Income Portfolio                          -       32,755,855                -               -
    Core Equity Portfolio                    28,136,804                -                -               -
    Value Equity Portfolio                   24,843,512                -                -               -
   Participant loans                                  -                -                -               -
   Other                                              -          329,144                -               -
                                          ---------------------------------------------------------------
Total investments                           151,817,209       54,767,385       55,791,123     215,410,839

Contribution receivable                               -                -                -               -
Accrued income                                   14,716            9,334          246,281           4,858
Due to (from) fund/other assets
(liabilities)                                 4,264,879          640,824        4,432,342       2,939,006
                                          ---------------------------------------------------------------

Total assets                                156,096,804       55,417,543       60,469,746     218,354,703

ESOP note payable                                     -                -                -               -
Accrued interest payable                              -                -                -               -
                                          ---------------------------------------------------------------
Net assets available for plan benefits     $156,096,804      $55,417,543      $60,469,746    $218,354,703
                                          ===============================================================

                                               PNC              PNC
                                            BANK CORP.       BANK CORP.
                                            ALLOCATED       UNALLOCATED          LOAN
                                            ESOP FUND        ESOP FUND           FUND           TOTAL
                                          ---------------------------------------------------------------
December 31, 1996
-----------------

Investments at fair value:
   PNC Bank common stock                   $128,402,725      $119,810,191   $            -   $462,310,868
   PNC Bank preferred stock                           -                 -                -         42,607
   Short-term investments Compass
    Capital Funds:
    Money Market Portfolio                    1,082,118         2,160,954          262,250     65,444,777
   Registered investment companies PNC
    Funds:
    Small Cap Growth Equity Portfolio                 -                 -                -      5,915,193
    International Equity Portfolio                    -                 -                -     30,722,695
    Small Cap Value Equity Portfolio                  -                 -                -      5,851,453
    International Emerging Markets
     Portfolio                                        -                 -                -      7,252,467
    Growth Equity Portfolio                           -                 -                -     28,051,743
    Mid Cap Growth Equity Portfolio                   -                 -                -      8,734,800
    Mid Cap Value Equity Portfolio                    -                 -                -      8,700,000
    Intermediate Term Bond Portfolio                  -                 -                -     20,412,876
    Managed Income Portfolio                          -                 -                -     32,755,855
    Core Equity Portfolio                             -                 -                -     28,136,804
    Value Equity Portfolio                            -                 -                -     24,843,512
   Participant loans                                  -                 -       27,423,234     27,423,234
   Other                                              -                 -                -        329,144
                                           ---------------------------------------------------------------
Total investments                           129,484,843       121,971,145       27,685,484    756,928,028

Contribution receivable                       1,669,984                 -                -      1,669,984
Accrued income                                   28,843            15,812            1,217        321,061
Due to (from) fund/other assets
(liabilities)                                   435,601        (7,710,115)      (3,979,453)     1,023,084
                                           ---------------------------------------------------------------
Total assets                                131,619,271       114,276,842       23,707,248    759,942,157

ESOP note payable                                     -       (67,700,000)               -    (67,700,000)
Accrued interest payable                              -        (2,139,443)               -     (2,139,443)
                                           ---------------------------------------------------------------
Net assets available for plan benefits     $131,619,271   $    44,437,399      $23,707,248   $690,102,714
                                           ===============================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for PNC Plan's investment funds were as follows:

                                                          INTERMEDIATE-
                                                            TERM FIXED      SHORT-TERM       PNC BANK
                                              EQUITY         INCOME--      FIXED INCOME     CORP. STOCK
                                              FUND A          FUND B         --FUND C        --FUND D
                                          ---------------------------------------------------------------
December 31, 1995
-----------------

Investments at fair value:
   PNC Bank common stock                  $           -  $             -  $             -    $194,709,309
   PNC Bank preferred stock                           -                -                -          42,224
   Short-term investments PNC Funds:
    Money Market Portfolio                    4,015,003        1,625,480       55,358,999               -
   Registered investment companies PNC
    Funds:
    Small Cap Growth Equity Portfolio         7,672,930                -                -               -
    International Equity Portfolio           22,319,064                -                -               -
    Small Cap Value Equity Portfolio          6,810,828                -                -               -
    International Emerging Markets
     Portfolio                                4,185,333                -                -               -
    Growth Equity Portfolio                  17,151,237                -                -               -
    Intermediate Term Bond Portfolio                  -       18,139,072                -               -
    Managed Income Portfolio                          -       31,003,125                -               -
    Core Equity Portfolio                    29,285,309                -                -               -
    Value Equity Portfolio                   24,647,941                -                -               -
   Participant loans                                  -                -                -               -
                                          ---------------------------------------------------------------
Total investments                           116,087,645       50,767,677       55,358,999     194,751,533

Contribution receivable                               -                -                -       1,137,814
Accrued income                                   15,671            6,081          261,423           9,757
Due to (from) fund/other assets
(liabilities)                                 1,662,421         (208,921)         846,119         533,718
                                          ---------------------------------------------------------------

Total assets                                117,765,737       50,564,837       56,466,541     196,432,822

ESOP note payable                                     -                -                -               -
Accrued interest payable                              -                -                -               -
                                          ---------------------------------------------------------------
Net assets available for plan benefits     $117,765,737      $50,564,837      $56,466,541    $196,432,822
                                          ===============================================================


                                               PNC              PNC
                                            BANK CORP.       BANK CORP.
                                            ALLOCATED       UNALLOCATED          LOAN
                                            ESOP FUND        ESOP FUND           FUND           TOTAL
                                            --------------------------------------------------------------
December 31, 1995
-----------------

Investments at fair value:
   PNC Bank common stock                    $93,638,621      $123,359,669   $                $411,707,599
   PNC Bank preferred stock                           -                 -                -         42,224
   Short-term investments PNC Funds:
    Money Market Portfolio                    5,123,759           678,245          500,962     67,302,448
   Registered investment companies PNC
    Funds:
    Small Cap Growth Equity Portfolio                 -                 -                -      7,672,930
    International Equity Portfolio                    -                 -                -     22,319,064
    Small Cap Value Equity Portfolio                  -                 -                -      6,810,828
    International Emerging Markets
     Portfolio                                        -                 -                -      4,185,333
    Growth Equity Portfolio                           -                 -                -     17,151,237
    Intermediate Term Bond Portfolio                  -                 -                -     18,139,072
    Managed Income Portfolio                          -                 -                -     31,003,125
    Core Equity Portfolio                             -                 -                -     29,285,309
    Value Equity Portfolio                            -                 -                -     24,647,941
   Participant loans                                  -                 -       22,417,465     22,417,465
                                           ---------------------------------------------------------------
Total investments                            98,762,380       124,037,914       22,918,427    662,684,575

Contribution receivable                               -                 -                -      1,137,814
Accrued income                                   20,207            26,671            2,614        342,424
Due to (from) fund/other assets
(liabilities)                                (1,663,861)        2,172,487                -      3,341,963
                                          ---------------------------------------------------------------

Total assets                                 97,118,726       126,237,072       22,921,041    667,506,776

ESOP note payable                                     -       (84,600,000)               -    (84,600,000)
Accrued interest payable                              -        (2,474,860)               -     (2,474,860)
                                            --------------------------------------------------------------
Net assets available for plan benefits      $97,118,726   $    39,162,212      $22,921,041   $580,431,916
                                            ==============================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for PNC Plan's investment funds were as follows:

                                                      INTERMEDIATE-
                                                        TERM FIXED        SHORT-TERM        PNC BANK
                                        EQUITY           INCOME--        FIXED INCOME      CORP. STOCK
                                        FUND A            FUND B           --FUND C         --FUND D
                                     -------------------------------------------------------------------
Year ended December 31, 1996
----------------------------

Net assets available for plan
   benefits at January 1, 1996        $117,765,737      $50,564,837        $56,466,541     $196,432,822
Additions:
   Interest and dividends               14,223,180        3,117,454          2,986,829        8,485,432
Contributions:
   Employer                                388,627          210,492            334,080                -
   Employee                             12,168,014        4,732,087          4,339,927        5,962,823
   Rollover                                621,723          174,936            117,984          125,740
Deductions:
   Payments to participants or
     beneficiaries                     (10,373,636)      (4,327,773)        (7,096,642)     (18,739,547)
   Net transfers                         9,393,905          363,674          1,066,451       (8,850,524)
   ESOP activity:
     Interest expense                            -                -                  -                -
     Other ESOP activity                         -                -                  -          274,593
Net realized and unrealized
   appreciation (depreciation)          10,559,150       (1,148,495)                 -       31,567,066
Net assets received in mergers
   (divestitures)                        1,350,104        1,730,331          2,254,577        3,096,298
                                     -------------------------------------------------------------------

Net assets available for plan
   benefits at December 31, 1996      $156,096,804      $55,417,543        $60,469,746     $218,354,703
                                     ===================================================================


                                         PNC              PNC
                                      BANK CORP.       BANK CORP.
                                      ALLOCATED       UNALLOCATED         LOAN
                                      ESOP FUND        ESOP FUND          FUND            TOTAL
                                      --------------------------------------------------------------   -
Year ended December 31, 1996
----------------------------

Net assets available for plan
   benefits at January 1, 1996        $ 97,118,726      $39,162,212      $22,921,041   $580,431,916
Additions:
   Interest and dividends                4,468,745        5,111,344        1,884,616     40,277,600
Contributions:
   Employer                                      -       11,365,000                -     12,298,198
   Employee                                      -                -                -     27,202,851
   Rollover                                      -                -                -      1,040,383
Deductions:
   Payments to participants or
     beneficiaries                      (9,177,493)               -         (337,222)   (50,052,313)
   Net transfers                        (1,013,995)               -         (959,511)             -
   ESOP activity:
     Interest expense                            -       (4,309,434)               -     (4,309,434)
     Other ESOP activity                22,536,507      (22,811,100)               -              -
Net realized and unrealized
   appreciation (depreciation)          18,801,955       15,919,377                -     75,699,053
Net assets received in mergers
   (divestitures)                       (1,115,174)               -          198,324      7,514,460
                                      --------------------------------------------------------------

Net assets available for plan
   benefits at December 31, 1996      $131,619,271      $44,437,399      $23,707,248   $690,102,714
                                      ==============================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for PNC Plan's investment funds were as follows:


                                                      INTERMEDIATE-
                                                        TERM FIXED        SHORT-TERM        PNC BANK
                                        EQUITY           INCOME--        FIXED INCOME      CORP. STOCK
                                        FUND A            FUND B           --FUND C         --FUND D
                                      ------------------------------------------------------------------
Year ended December 31, 1995
----------------------------

Net assets available for plan
   benefits at January 1, 1995         $84,844,684      $41,241,523        $56,055,165     $128,538,629
Additions:
   Interest and dividends                7,078,293        3,393,605          3,301,774        8,115,915
Contributions:
   Employer                                337,875          234,303            364,228        5,081,098
   Employee                             10,853,233        5,054,317          4,968,154        5,945,680
Deductions:
   Payments to participants or
     beneficiaries                      (9,401,501)      (5,443,852)        (9,734,173)     (16,950,926)
   Net transfers                         3,264,705          565,126         (1,889,202)      (1,724,997)
   ESOP activity:
     Interest expense                            -                -                  -                -
     Other ESOP activity                         -                -                  -       (2,666,394)
Net realized and unrealized
   appreciation                         17,252,318        3,488,432                  -       66,770,788
Net assets received in mergers           3,536,130        2,031,383          3,400,595        3,323,029
                                      ------------------------------------------------------------------
Net assets available for plan
   benefits at December 31, 1995      $117,765,737      $50,564,837        $56,466,541     $196,432,822
                                      ==================================================================


                                         PNC              PNC
                                      BANK CORP.       BANK CORP.
                                      ALLOCATED       UNALLOCATED         LOAN
                                      ESOP FUND        ESOP FUND          FUND            TOTAL
                                      --------------------------------------------------------------
Year ended December 31, 1995
----------------------------

Net assets available for plan
   benefits at January 1, 1995         $58,971,446    $  (6,388,673)     $24,971,942   $388,234,716
Additions:
   Interest and dividends                3,755,857        7,643,759        1,650,969     34,940,172
Contributions:
   Employer                                      -        8,525,000                -     14,542,504
   Employee                                      -                -                -     26,821,384
Deductions:
   Payments to participants or
     beneficiaries                      (6,547,113)               -       (3,718,570)   (51,796,135)
   Net transfers                        (1,533,238)       1,315,047            2,559              -
   ESOP activity:
     Interest expense                            -       (4,949,720)               -     (4,949,720)
     Other ESOP activity                10,336,081       (7,669,687)               -              -
Net realized and unrealized
   appreciation                         32,135,693       40,686,486                -    160,333,717
Net assets received in mergers                   -                -           14,141     12,305,278
                                      --------------------------------------------------------------
Net assets available for plan
   benefits at December 31, 1995       $97,118,726      $39,162,212      $22,921,041   $580,431,916
                                      ==============================================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


4. TRANSACTIONS WITH PARTIES-IN-INTEREST

The asset management group of PNC Bank, N.A., a wholly owned indirect subsidiary of PNC Bank, administers the plan assets, maintains discretionary investment power, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the PNC Plan. The asset management group of PNC Bank, Ohio, N.A., a wholly owned indirect subsidiary of PNC Bank, administers the ESOP assets of the PNC Plan. The PNC Plan also holds shares of registered investment companies (Compass Capital Funds, formerly PNC Funds) which are sponsored and administered by wholly owned subsidiaries of PNC Bank or its subsidiaries.

5. INCOME TAX STATUS

The Internal Revenue Service ruled June 21, 1995 that the PNC Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the PNC Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan Administrator is not aware of any course of action or series of events that have occurred that might adversely affect PNC Plan's qualified status.

6. PLAN MERGERS AND DIVESTITURES

In 1996, defined contribution plans for Chemical Bank NJ, N.A. and Project Management Systems were merged into the Plan, with assets of $14,000,000 and $225,000, respectively.

As of July 1, 1996, a new defined contribution plan, known as the PNC Retirement Savings Plan, was developed for employees of PNC Mortgage Corp. of America, a wholly owned indirect subsidiary of PNC Bank, and its related affiliates. These employees were previously eligible to participate in the Incentive Savings Plan. Assets previously invested through the Incentive Savings Plan were transferred to the PNC Retirement Savings Plan for all applicable employees who did not meet the grandfathering requirements set forth by the plan and those grandfathered employees who elected to participate in the PNC Retirement Savings Plan. As participants are not permitted to contribute to both plans, all contributions subsequent to June 30, 1996, are included in the PNC Retirement Savings Plan assets. Approximately $7.1 million in assets held for 2,246 participants were transferred from the PNC Plan to the PNC Retirement Savings Plan effective July 1, 1997.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                   Notes to Financial Statements (continued)


7. SUBSEQUENT EVENT

On January 1, 1997, The Midlantic Savings and Investment Plan, a defined contribution plan, was merged into the PNC Plan, adding approximately 3,500 new participants and assets totaling $85 million.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                     Schedule of Assets Held for Investment

                               December 31, 1996

IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
     OR SIMILAR ENTITY                     INVESTMENT                  COST                FAIR VALUE
-----------------------------------------------------------------------------------------------------
EQUITY--FUND A

Registered Investment Companies
-------------------------------
Compass Capital Funds--Small Cap
Growth Equity Portfolio
Fund 093 Institutional Class               299,655 shares      $    3,664,613         $    5,915,193

Compass Capital Funds--International
Equity Portfolio Fund 065
Institutional Class                      2,331,009 shares          30,113,880             30,722,695

Compass Capital Funds--Small Cap
Value Equity Portfolio Fund 046
Institutional Class                        386,490 shares           5,392,195              5,851,453

Compass Capital Funds--International
   Emerging Markets
Portfolio Fund 015
Institutional Class                        838,436 shares           7,056,755              7,252,467

Compass Capital Funds--Growth
Equity Portfolio Fund 029
Institutional Class                      1,899,238 shares          22,329,085             28,051,743

Compass Capital Funds--Core
Equity Portfolio Fund 095
Institutional Class                      1,832,117 shares          22,110,735             24,843,512

IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
     OR SIMILAR ENTITY                     INVESTMENT                  COST                FAIR VALUE
-----------------------------------------------------------------------------------------------------
Compass Capital Funds--Value
Equity Portfolio Fund 089
Institutional Class                      1,984,260 shares       $  24,839,414          $  28,136,804

Compass Capital Funds--Mid Cap
Growth Equity Portfolio Fund 044
Institutional Class                        870,000 shares           8,700,000              8,734,800

Compass Capital Funds--Mid Cap
Equity Portfolio Fund 035
Institutional Class                        870,000 shares           8,700,000              8,700,000

Interest-Bearing Cash
---------------------
Compass Capital Money Market
Institutional Class                      3,608,542 shares           3,608,542              3,608,542
                                                                 ------------------------------------
Total Equity--Fund A                                             $136,515,219           $151,817,209

IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
     OR SIMILAR ENTITY                     INVESTMENT                  COST              FAIR VALUE
-----------------------------------------------------------------------------------------------------
INTERMEDIATE-TERM FIXED
   INCOME--FUND B

Registered Investment Companies
-------------------------------
Compass Capital Funds--Intermediate
Term Bond Portfolio
Fund 090 Institutional Class             2,171,583 shares       $  20,054,901          $  20,412,876

Compass Capital Funds--Managed
Income Portfolio Fund 013
Institutional Class                      3,192,579 shares          32,190,992             32,755,855

Interest-Bearing Cash
---------------------
PNC Money Market
Institutional Class                      1,269,510 shares           1,269,510              1,269,510

Other                                      234,303 shares             355,177                329,144
-----                                                           ------------------------------------
Total Intermediate-Term Fixed
   Income--Fund B                                               $  53,870,580          $  54,767,385

IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
      OR SIMILAR ENTITY                    INVESTMENT                   COST              FAIR VALUE
------------------------------------------------------------------------------------------------------
SHORT-TERM FIXED INCOME--FUND C

Interest-Bearing Cash
---------------------
PNC Money Market
Institutional Class                     55,791,123 shares         $  55,791,123         $  55,791,123

PNC BANK CORP. STOCK--FUND D

Common Stock
------------
PNC Bank Corp.                           5,690,311 shares           121,997,222           214,097,952

Preferred Stock
---------------
PNC Bank Corp.                                 679 shares                 7,080                42,607

Interest-Bearing Cash
---------------------
PNC Money Market
Institutional Class                      1,270,280 shares             1,270,280             1,270,280
                                                                  -----------------------------------
Total PNC Bank Corp. Stock--
   Fund D                                                         $ 123,274,582         $ 215,410,839

IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
      OR SIMILAR ENTITY                    INVESTMENT                   COST                FAIR VALUE
------------------------------------------------------------------------------------------------------
ESOP ACCOUNT

Common Stock
------------
PNC Bank Corp:
  Allocated Account                      3,412,697 shares        $  65,938,401            $128,402,725

  Unallocated Account                    3,184,324 shares           60,278,858             119,810,191

Interest-Bearing Cash
---------------------
PNC Money Market
Institutional Class                      3,243,072 shares            3,243,072               3,243,072
                                                                 -------------------------------------
Total ESOP Account                                               $ 129,460,331            $251,455,988


IDENTITY OF ISSUE, BORROWER,             DESCRIPTION OF
      OR SIMILAR ENTITY                    INVESTMENT                   COST                FAIR VALUE
------------------------------------------------------------------------------------------------------
LOAN FUND

Installment Loans
-----------------
                       March 1992 through December 1996; rates
                       ranging from 6.00% to 10.00%; maturing
                       January 1, 1997 through January 17,
                       2002

                                                                  $ 24,299,686            $ 24,299,686
Mortgage Loans

                       January 1989 through December 1996;
                       rates ranging from 6.00% to 11.50%;
                       maturing January 1, 1997 through
                       January 19, 2012

                                                                     3,123,548              3,123,548
                                                                -------------------------------------
                                                                    27,423,234             27,423,234

PNC Money Market
Institutional Class                       378,090 shares               262,250                262,250
                                                                -------------------------------------
Total Loan Fund                                                     27,685,484             27,685,484
                                                                -------------------------------------
Total PNC Bank Corp.
   Incentive Savings Plan                                         $526,597,319           $756,928,028
                                                                =====================================

                                 PNC Bank Corp.
                             Incentive Savings Plan

                      Schedule of Reportable Transactions

                          Year ended December 31, 1996

                                                                                      FAIR VALUE
                                                                       COST          OF ASSETS ON        NET
                                  PURCHASE          SELLING             OF           TRANSACTION         GAIN
    DESCRIPTION OF ASSETS           PRICE            PRICE            ASSETS             DATE           (LOSS)
----------------------------------------------------------------------------------------------------------------
Category (iii)--Series of securities transactions
-------------------------------------------------
    PNC Money Market Portfolio #1 Institutional Class
    -------------------------------------------------
    122,982,289 shares           $122,982,289   $            --      $122,982,289    $122,982,289   $          --
    125,838,253 shares                     --       125,838,253       125,838,253     125,838,253              --

    PNC Bank Corp. Common Stock
    ---------------------------
    922,708 shares                 28,742,051                --        28,742,051      28,742,051              --
    629,352 shares                         --        19,815,752        13,094,578      19,815,752       6,721,174


There were no category (i), (ii) or (iv) reportable transactions during 1996.

                     Midlantic Savings and Investment Plan

                          Audited Financial Statements

                                    CONTENTS

Report of Independent Auditors ..........................................26

Audited Financial Statements

Statements of Net Assets Available for Plan Benefits as of
  December 31, 1996 and 1995.............................................27
Statements of Changes in Net Assets Available for Plan Benefits
  for the years ended December 31, 1995..................................28
Notes to Financial Statements............................................29

Schedules

Schedule of Assets Held for Investment ..................................38
Schedule of Reportable Transactions .....................................39

                         Report of Independent Auditors

Administrative Committee
Midlantic Savings and Investment Plan

We have audited the accompanying statements of net assets available for plan benefits of the Midlantic Savings and Investment Plan (Plan) as of December 31, 1996 and 1995, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1996 and 1995, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1996, and reportable transactions for the year ended December 31, 1996, are presented for purposes of complying with the Department of Labor s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


June 23, 1997
Pittsburgh, Pennsylvania

                     Midlantic Savings and Investment Plan

              Statements of Net Assets Available for Plan Benefits


                                                                                DECEMBER 31
                                                                          1996                  1995
                                                                    -----------------------------------
ASSETS
Investments at fair value:
  PNC Bank Corp. common stock (1996 cost--$17,744,532; 1995
    cost--$20,937,356)                                               $  49,354,479          $53,231,585

Registered investment companies:
  Compass Capital Funds
    Growth Equity Portfolio (1996 cost--$8,614,756; 1995
      cost--$8,052,737)                                                 10,582,043            9,443,510
    Core Bond Portfolio (1996 cost--$5,496,448; 1995
      cost--$5,722,767)                                                  5,529,284            5,973,714
    Money Market Portfolio (1996 cost--$11,983,158; 1995
      cost--$9,472,135)                                                 11,983,158            9,472,135
    Value Equity Portfolio (1996 cost--$15,201,346; 1995
      cost--$10,801,479)                                                15,103,894           11,808,394
    Short Government Bond Portfolio (1996 cost--$4,376,242;
      1995 cost--$4,798,846)                                             4,389,764            4,855,079
    Balanced Portfolio (1996 cost--$1,257,948; 1995
      cost--$830,672)                                                    1,339,985              879,741
                                                                    -----------------------------------
Total investments                                                       98,282,607           95,664,158

Dividends receivable                                                       906,741                    -
Employer contribution receivable                                         1,195,571                    -
Due from broker for securities sold                                      1,114,035              656,342
Accrued income                                                              53,211               10,431
                                                                    -----------------------------------
Total assets                                                           101,552,165           96,330,931

LIABILITIES
Due to broker for securities purchased                                           -            1,719,905
                                                                    -----------------------------------
Net assets available for plan benefits                                $101,552,165          $94,611,026
                                                                    ===================================


See accompanying notes.

                     Midlantic Savings and Investment Plan

        Statements of Changes in Net Assets Available for Plan Benefits


                                                                              YEAR ENDED DECEMBER 31
                                                                               1996                1995
                                                                      ------------------------------------
Additions:
  Investment income:
    Interest                                                          $       659,848        $     403,084
    Dividends:
      PNC Bank Corp.                                                        2,170,902            1,001,430
      Other                                                                   927,099              717,339
                                                                      ------------------------------------
                                                                            3,757,849            2,121,853

  Contributions (employer)                                                  4,181,232            5,186,082
  Contributions (employee and rollover)                                     6,312,902            7,080,721
  Net transfers from other plans                                              719,471                    -
                                                                      ------------------------------------
Total additions                                                            14,971,454           14,388,656

Deductions:
  Payments to participants or beneficiaries                                19,585,288            4,632,538
  Administrative expense                                                            -               35,654
                                                                      ------------------------------------
Total deductions                                                           19,585,288            4,668,192

Net miscellaneous disbursements                                                     -                 (203)
Net realized and unrealized appreciation in fair value of
  investments                                                              11,554,973           37,787,302
                                                                      ------------------------------------
Net increase                                                                6,941,139           47,507,563

Net assets available for plan benefits at beginning of year                94,611,026           47,103,463
                                                                      ------------------------------------
Net assets available for plan benefits at end of year                    $101,552,165          $94,611,026
                                                                      ====================================


See accompanying notes.

                     Midlantic Savings and Investment Plan

                         Notes to Financial Statements

                               December 31, 1996


1. DESCRIPTION OF THE PLAN

Effective December 31, 1995, Midlantic Corporation was merged into a wholly owned subsidiary of PNC Bank Corp. and all outstanding common shares of Midlantic Corporation common stock were exchanged for 2.05 shares of PNC Bank Corp. common stock. The subsidiaries of the former Midlantic Corporation are now wholly owned indirect subsidiaries of PNC Bank Corp. Concurrent with the merger, PNC Bank Corp. became the sponsor of the Midlantic Savings and Investment Plan ("Midlantic Plan"). Prior to the merger, the Midlantic Plan sponsor was Midlantic Corporation.

The Midlantic Plan covers substantially all eligible employees of the former Midlantic Corporation and subsidiaries. Employees are eligible on the first day of the month coinciding with, or immediately following, the date on which three continuous months of service are completed.

The Midlantic Plan allows participants to contribute from 1 to 15 percent of their compensation on a pretax 401(k) basis. The Midlantic Plan sponsor matches 100 percent of employee contributions up to 3 percent of compensation, subject to Internal Revenue Service (IRS) limitations. Additionally, the Midlantic Plan sponsor may also make a discretionary matching contribution on the next 2 percent of compensation. For the year ended December 31, 1996, the Midlantic Plan sponsor elected to contribute a discretionary match of 2 percent of compensation of eligible participants which totaled $1,195,571.

All participant contributions to the Midlantic Plan are 100 percent vested (nonforfeitable) at all times. For participants hired on or prior to April 1, 1993, any contributions made by the Midlantic Plan sponsor under the Midlantic Plan are 100 percent vested. Participants hired after April 1, 1993 become vested in the participating employer's matching contributions evenly over three years of employment. Forfeitures are used to offset the employer discretionary match in future periods.

Midlantic Plan income is allocated to participants based on an average participant investment balance on a monthly basis. Under certain circumstances, the Midlantic Plan permits withdrawals by participants.

All participant and Midlantic Plan sponsor contributions are held in a trust fund (Trust). In addition, all distributions which participants did not elect to receive in cash from the Midlantic Profit Sharing Plan, a predecessor plan, and balances rolled over from any prior plans are held in the Trust. The

                     Midlantic Savings and Investment Plan

1. DESCRIPTION OF THE PLAN (CONTINUED)

Trust Department of PNC Bank, N.A., a wholly owned indirect subsidiary of PNC Bank Corp., has been appointed to act as custodian and trustee of the Midlantic Plan. The Trust is divided into seven funds for investment purposes: Fund A (Compass Capital Growth Equity Portfolio), Fund B (Compass Capital Core Bond Portfolio), Fund C (PNC Bank Corp. common stock), Fund D (Compass Capital Money Market Portfolio), Fund E (Compass Capital Value Equity Portfolio), Fund F (Compass Capital Short Government Bond Portfolio), and Fund G (Compass Capital Balanced Portfolio). Each participant designates the funds into which his/her share of the contributions will be invested.

Benefits to participants for distributions requested but yet to be paid amounted to $16,330,805 and $7,298,625 as of December 31, 1996 and 1995,
respectively.

Although it has not expressed an interest to do so, PNC Bank has the right under the Midlantic Plan to discontinue contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The summary plan description and plan agreement should be referred to for a complete description of the Plan.

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

The fair value of the shares in registered investment companies are based on quoted redemption values on the last business day of the plan year.

The Midlantic Plan's assets are concentrated in the stock and bond markets. Realization of the respective values shown on the statements of net assets available for plan benefits is subject to the results of these markets.

                     Midlantic Savings and Investment Plan

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VALUATION (CONTINUED)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and such differences may be material to the financial statements.

3. INVESTMENTS

The Midlantic Plan is comprised of investment funds representing both the employer's and the participants' contributions. Records are maintained to account for the noncontributory and the voluntary portion of each fund.

Net realized and unrealized appreciation (depreciation) in aggregate fair value of investments was as follows:

                                                                          NET REALIZED AND UNREALIZED
                                                                      APPRECIATION (DEPRECIATION) IN FAIR
                                                                              VALUE FOR YEAR ENDED
                                                                      ------------------------------------
                                                                                  DECEMBER 31
                                                                           1996                  1995
                                                                      ------------------------------------
Compass Capital Growth Equity Portfolio                                 $  1,848,500         $  1,713,803
Compass Capital Core Bond Portfolio                                         (186,601)             474,191
PNC Bank Corp. common stock                                                7,083,683           33,390,416
Compass Capital Value Equity Portfolio                                     2,714,185            1,970,201
Compass Capital Short Government Bond Portfolio                              (46,266)             175,744
Compass Capital Balanced Portfolio                                           141,472               62,997
Other                                                                              -                  (50)
                                                                      ------------------------------------
                                                                         $11,554,973          $37,787,302
                                                                      ====================================

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)

The fair values of individual investments that represent 5 percent or more of the Midlantic Plan's net assets are as follows:

                                                                                  DECEMBER 31
                                                                          1996                    1995
                                                                      ------------------------------------
Compass Capital Growth Equity Portfolio                                $10,582,043           $  9,443,510
Compass Capital Core Bond Portfolio                                      5,529,284              5,973,714
PNC Bank Corp. common stock                                             49,354,479             53,231,585
Compass Capital Money Market Portfolio                                  11,983,158              9,472,135
Compass Capital Value Equity Portfolio                                  15,103,894             11,808,394
Compass Capital Short/Intermediate Fund                                          -              4,855,079

Effective January 12, 1996, the Compass Funds were merged with the funds from PNC Bank Corp. Such funds are administered and managed by wholly owned subsidiaries of PNC Bank Corp. and its subsidiaries. The new funds are called Compass Capital Funds and equate to the current Midlantic Corporation funds as follows:

                                    FORMER
                             MIDLANTIC CORPORATION                    PNC BANK CORP.
FUND                             COMPASS FUNDS                    COMPASS CAPITAL FUNDS
----------------------------------------------------------------------------------------------
 A                       Growth Fund                           Growth Equity Portfolio
 B                       Fixed Income Fund                     Core Bond Portfolio
 D                       Cash Reserve Fund                     Money Market Portfolio
 E                       Equity Income Fund                    Value Equity Portfolio
 F                       Short/Intermediate Fund               Short Government Bond Portfolio
 G                       Balanced Fund                         Balanced Portfolio

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)

The net assets available for plan benefits for the Midlantic Plan's investment funds were either in Compass Capital mutual funds or PNC Bank Corp. common stock as follows:

                                                                   PNC BANK           MONEY
                                 GROWTH EQUITY     CORE BOND     CORP. COMMON         MARKET
                                  PORTFOLIO--      PORTFOLIO        STOCK--         PORTFOLIO
                                    FUND A          FUND B          FUND C            FUND D
                                 --------------------------------------------------------------
December 31, 1996
-----------------

Investments at fair value:
  PNC Bank Corp. common stock    $          -     $        -      $49,354,479    $         -
Registered investment
  companies
  Compass Capital funds:
    Growth Equity Portfolio        10,582,043              -                -              -
    Core Bond Portfolio                     -      5,529,284                -              -
    Money Market Portfolio            333,109        315,482        1,605,864      8,976,284
    Value Equity Portfolio                  -              -                -              -
    Short Government Bond
      Portfolio                             -              -                -              -
    Balanced Portfolio                      -              -                -              -
                                 -----------------------------------------------------------
Total investments                  10,915,152      5,844,766       50,960,343      8,976,284

Dividends receivable                        -              -          906,741              -
Employer contribution
  receivable                          214,610        136,851          252,263         84,970


Due from broker for
  securities sold                     378,090        178,718                -              -
Accrued income                          1,558          1,442            6,258         40,133
                                 -----------------------------------------------------------
Net assets available for plan
  benefits                        $11,509,410    $6,161,777       $52,125,605     $9,101,387
                                 ===========================================================



                                                             SHORT
                                         VALUE EQUITY      GOVERNMENT       BALANCED
                                          PORTFOLIO      BOND PORTFOLIO     PORTFOLIO
                                            FUND E           FUND F          FUND G          TOTAL
                                       ------------------------------------------------------------
December 31, 1996
-----------------

Investments at fair value:
  PNC Bank Corp. common stock          $           -       $         -   $        -    $ 49,354,479
Registered investment
  companies
  Compass Capital funds:
    Growth Equity Portfolio                        -                 -            -      10,582,043
    Core Bond Portfolio                            -                 -            -       5,529,284
    Money Market Portfolio                   454,655           223,018       74,746      11,983,158
    Value Equity Portfolio                15,103,894                 -            -      15,103,894
    Short Government Bond
      Portfolio                                    -         4,389,764            -       4,389,764
    Balanced Portfolio                             -                 -    1,339,985       1,339,985
                                       ------------------------------------------------------------
Total investments                         15,558,549         4,612,782    1,414,731      98,282,607

Dividends receivable                               -                 -            -         906,741
Employer contribution
  receivable                                 372,752            98,254       35,871       1,195,571
Due from broker for
  securities sold                            385,945           171,282            -       1,114,035
Accrued income                                 2,224             1,308          288          53,211
                                       ------------------------------------------------------------
Net assets available for plan
  benefits                               $16,319,470        $4,883,626   $1,450,890    $101,552,165
                                       ============================================================

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)

                                                                   PNC BANK
                                   GROWTH           FIXED        CORP. COMMON          CASH
                                   FUND--       INCOME FUND--       STOCK--       RESERVE FUND--
                                   FUND A          FUND B           FUND C            FUND D
                                 -----------------------------------------------------------------
December 31, 1995
-----------------

Investments at fair value:
  PNC Bank Corp. common stock    $        -      $         -     $ 53,231,585     $        -
Registered investment
  companies
  Compass Capital funds:
    Growth Fund                   9,443,510                -                -              -
    Fixed Income Fund                     -        5,973,714                -              -
    Cash Reserve Fund               283,224          268,543          421,659      7,727,571
    Equity Income Fund                    -                -                -              -
    Short/Intermediate Fund               -                -                -              -
    Balanced Fund                         -                -                -              -
                                 -----------------------------------------------------------------
Total investments                 9,726,734        6,242,257      53,653,244       7,727,571

Due from broker for
  securities sold                         -                -         656,342               -
Accrued income                          175              160             291           9,371
                                 -----------------------------------------------------------------
Total assets                      9,726,909        6,242,417      54,309,877       7,736,942

Due to broker for securities
  purchased                         324,924          376,843               -               -
                                 -----------------------------------------------------------------
Net assets available for plan
  benefits                       $9,401,985       $5,865,574     $54,309,877      $7,736,942
                                 =================================================================


                                                            SHORT/
                                           EQUITY        INTERMEDIATE      BALANCED
                                       INCOME FUND--        FUND--          FUND--
                                           FUND E           FUND F          FUND G         TOTAL
                                 -----------------------------------------------------------------
December 31, 1995
-----------------

Investments at fair value:
  PNC Bank Corp. common stock         $          -         $        -    $       -     $53,231,585
Registered investment
  companies
  Compass Capital funds:
    Growth Fund                                   -                 -            -       9,443,510
    Fixed Income Fund                             -                 -            -       5,973,714
    Cash Reserve Fund                       555,822           176,948       38,368       9,472,135
    Equity Income Fund                   11,808,394                 -            -      11,808,394
    Short/Intermediate Fund                       -         4,855,079            -       4,855,079
    Balanced Fund                                 -                 -      879,741         879,741
                                 -----------------------------------------------------------------
Total investments                        12,364,216         5,032,027      918,109      95,664,158

Due from broker for
  securities sold                                 -                 -            -         656,342
Accrued income                                  301               114           19          10,431
                                 -----------------------------------------------------------------
Total assets                             12,364,517         5,032,141      918,128      96,330,931

Due to broker for securities
  purchased                                 627,922           276,548      113,668       1,719,905
                                 -----------------------------------------------------------------
Net assets available for plan
  benefits                            $  11,736,595        $4,755,593     $804,460     $94,611,026
                                 =================================================================

                     Midlantic Savings and Investment Plan

3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Midlantic Plan's investment funds were as follows:


                                                                  PNC BANK           MONEY
                               GROWTH EQUITY     CORE BOND      CORP. COMMON        MARKET
                                PORTFOLIO--      PORTFOLIO         STOCK--         PORTFOLIO
                                  FUND A          FUND B           FUND C           FUND D
                              -----------------------------------------------------------------
Year ended December 31, 1996
----------------------------

Net assets available for plan
  benefits January 1, 1996    $  9,401,985     $5,865,574      $54,309,877       $7,736,942
Additions:
  Interest income                   15,376         44,669           14,194          456,547
  Dividends:
    PNC Bank Corp                        -              -        2,170,902                -
    Others                          43,999        323,205                -                -
Contributions:
  Employer                         673,300        530,620          891,652          324,570
  Employee                         975,454        778,953        1,249,116          493,048
  Rollover                           9,486          6,317          309,604            4,823
Deductions:
  Payments to participants
    (cash)                      (2,082,442)    (1,292,124)      (5,575,427)      (3,702,700)
  Payments to participants
    (stock)                              -              -       (2,909,158)               -
Net transfers                      623,752         82,867       (5,418,838)       3,468,354
Transfers from other plans               -          8,297                -          319,803
Net realized and unrealized
  appreciation (depreciation)    1,848,500       (186,601)       7,083,683                -
                              -----------------------------------------------------------------
Net assets available for
  plan benefits at December
  31, 1996                     $11,509,410     $6,161,777      $52,125,605       $9,101,387
                              =================================================================


                                                     SHORT
                                VALUE EQUITY      GOVERNMENT      BALANCED
                                  PORTFOLIO     BOND PORTFOLIO   PORTFOLIO
                                   FUND E           FUND F        FUND G         TOTAL
                              -----------------------------------------------------------------
Year ended December 31, 1996
----------------------------

Net assets available for plan
  benefits January 1, 1996       $11,736,595       $4,755,593   $  804,460   $ 94,611,026
Additions:
  Interest income                     80,723           34,614       13,725        659,848
  Dividends:
    PNC Bank Corp                          -                -            -      2,170,902
    Others                           306,849          225,858       27,188        927,099
Contributions:
  Employer                         1,250,007          397,017      114,066      4,181,232
  Employee                         1,749,728          524,167      153,728      5,924,194
  Rollover                            51,834                -        6,644        388,708
Deductions:
  Payments to participants
    (cash)                        (2,542,723)      (1,201,359)    (279,355)   (16,676,130)
  Payments to participants
    (stock)                                -                -            -     (2,909,158)
Net transfers                        742,298          181,891      319,676              -
Transfers from other plans           229,974           12,111      149,286        719,471
Net realized and unrealized
  appreciation (depreciation)      2,714,185          (46,266)     141,472     11,554,973
                              -----------------------------------------------------------------
Net assets available for
  plan benefits at December
  31, 1996                       $16,319,470       $4,883,626   $1,450,890   $101,552,165
                              =================================================================

                     MIDLANTIC SAVINGS AND INVESTMENT PLAN

3. INVESTMENTS (CONTINUED)

The changes in net assets available for plan benefits for the Midlantic Plan's investment funds were as follows:


                                                                  MIDLANTIC
                                                   FIXED        CORPORATION/         CASH
                                  GROWTH          INCOME       PNC BANK CORP.       RESERVE
                                  FUND--          FUND--       COMMON STOCK--       FUND--
                                  FUND A          FUND B           FUND C           FUND D
                              -----------------------------------------------------------------
Year ended December 31, 1995
----------------------------
Net assets available for plan
  benefits January 1, 1995      $6,131,219     $3,482,273      $22,011,274       $6,670,017
Additions:
  Interest income                    3,075          2,346            7,572          383,390
  Dividends:
    Midlantic Corporation                -              -        1,001,430                -
    Others                          59,198        250,274                -                -
Contributions:
  Employer                         765,557        755,814        1,086,967          447,460
  Employee                         982,475        987,239        1,350,907          566,124
  Rollover                          75,578         61,080           94,320           25,225
Deductions:
  Payments to participants
    (cash)                        (411,071)      (237,997)      (1,711,633)        (792,409)
  Payments to participants
    (stock)                              -              -         (751,443)               -
Administrative expenses                  -              -          (34,279)               -
Net miscellaneous receipts
  and (disbursements)                   (1)          (172)           1,698            1,289
Net transfers                       82,152         90,526       (2,137,352)         435,846
Net realized and unrealized
  appreciation (depreciation)    1,713,803        474,191       33,390,416                -
                              -----------------------------------------------------------------
Net assets available for
  plan benefits at December
  31, 1995                      $9,401,985     $5,865,574      $54,309,877       $7,736,942
                              =================================================================



                                    EQUITY           SHORT/
                                    INCOME        INTERMEDIATE     BALANCED
                                    FUND--           FUND--         FUND--
                                    FUND E           FUND F         FUND G        OTHER          TOTAL
                              ---------------------------------------------------------------------------
Year ended December 31, 1995
----------------------------
Net assets available for plan
  benefits January 1, 1995       $  5,356,823       $3,447,702     $      -       $4,155      $47,103,463
Additions:
  Interest income                       4,465            1,898          223          115          403,084
  Dividends:
    Midlantic Corporation                   -                -            -            -        1,001,430
    Others                            165,093          227,850       14,924            -          717,339
Contributions:
  Employer                          1,506,509          536,047       87,728            -        5,186,082
  Employee                          1,955,062          701,668      110,117            -        6,653,592
  Rollover                            116,500            9,435       44,991            -          427,129
Deductions:
  Payments to participants
    (cash)                           (476,548)        (249,918)      (1,519)           -       (3,881,095)
  Payments to participants
    (stock)                                 -                -            -            -         (751,443)
Administrative expenses                     -                -            -       (1,375)         (35,654)
Net miscellaneous receipts
  and (disbursements)                    (172)               -            -       (2,845)            (203)
Net transfers                       1,138,662          (94,833)     484,999            -                -
Net realized and unrealized
  appreciation (depreciation)       1,970,201          175,744       62,997          (50)      37,787,302
                              ---------------------------------------------------------------------------
Net assets available for
  plan benefits at December
  31, 1995                       $ 11,736,595       $4,755,593     $804,460       $    -      $94,611,026
                              ===========================================================================

                     Midlantic Savings and Investment Plan

4. SUBSEQUENT EVENTS

On January 1, 1997, the Midlantic Savings and Investment Plan was merged with PNC Bank Corp.'s Incentive Savings Plan.

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

The asset management group of PNC Bank, N.A., a wholly owned indirect subsidiary of PNC Bank, administers the plan assets, maintains discretionary investment power, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the Midlantic Plan. The Midlantic Plan also holds shares of registered investment companies (Compass Capital Funds, formerly PNC Funds) which are sponsored and administered by wholly owned subsidiaries of PNC Bank or its subsidiaries.

6. INCOME TAX STATUS

The Midlantic Plan has received a favorable letter of determination from the IRS dated June 2, 1995 which states that the Plan qualifies under Section 401(a) of the Internal Revenue Code. The Plan Administrator is not aware of any events or actions that have occurred in the operation of the Midlantic Plan that would result in its disqualification.

                     Midlantic Savings and Investment Plan

                     Schedule of Assets Held for Investment

                               December 31, 1996


                                                            UNITS/                                   FAIR
             DESCRIPTION OF INVESTMENT                      SHARES              COST                VALUE
-------------------------------------------------------------------------------------------------------------
Compass Capital Funds:
  Growth Equity Portfolio (Fund A)                           716,455          $  8,614,575        $10,582,043
  Core Bond Portfolio (Fund B)                               571,798             5,496,448          5,529,284
  Money Market Portfolio (Fund D)                         11,983,158            11,983,158         11,983,158
  Value Equity Portfolio (Fund E)                          1,065,155            15,201,346         15,103,894
  Short Government Bond Portfolio (Fund F)                   445,209             4,376,241          4,389,764
  Balanced Portfolio (Fund G)                                 86,618             1,257,948          1,339,985
                                                                            ---------------------------------
                                                                                46,929,716         48,928,128

Common Stock:
  PNC Bank Corp. common stock (Fund C)                     1,301,315            17,744,532         49,354,479
                                                                            ---------------------------------
  Total                                                                        $64,674,248        $98,282,607
                                                                            =================================

                     Midlantic Savings and Investment Plan

                      Schedule of Reportable Transactions

                               December 31, 1996


                                                                                            FAIR VALUE OF
                                                                                           INVESTMENTS ON       NET
                                    UNITS/        PURCHASE      SELLING        COST OF       TRANSACTION        GAIN
   DESCRIPTION OF INVESTMENT        SHARES         PRICE         PRICE       INVESTMENTS        DATE           (LOSS)
----------------------------------------------------------------------------------------------------------------------
Category (iii)--Series of securities transactions in excess of 5% of plan assets
--------------------------------------------------------------------------------

Compass Capital Money Market
  Portfolio                      41,869,954    $41,869,954    $         -     $41,869,954    $41,869,954         $-

Compass Capital Money Market
  Portfolio                      40,621,241              -     40,621,241      40,621,241     40,621,241         -


There were no category (i), (ii), or (iv) reportable transactions during 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PNC BANK CORP.

                                    (Registrant)

                                 By /s/ ROBERT L. HAUNSCHILD
                                    --------------------------
                                    Robert L. Haunschild
                                    Senior Vice President and
                                    Chief Financial Officer

                                    Date: June 30, 1997

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

4.3 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series B, incorporated herein as part of Exhibit 3.1.

4.4 Designation of Series: $1.60 Cumulative Convertible Preferred Stock -- Series C, incorporated herein as part of Exhibit 3.1.

4.5 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series D, incorporated herein as part of Exhibit 3.1.

4.6 Designation of Series: Fixed/Adjustable Rate Noncumulative Preferred Stock - Series F, incorporated herein as part of Exhibit 3.1.

10.1 Supplemental Executive Retirement Income and Disability Plan of the Corporation, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").*

10.2 Amendments to Supplemental Executive Retirement Income and Disability Plan, filed as Exhibit 10.2 to the 1996 Form 10-K.*

10.3 Supplemental Executive Life Insurance and Spouse's Benefit Plan of the Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K.*

10.4 November 21, 1996 Amendment to Supplemental Executive Life Insurance and Spouse's Benefit Plan, filed as Exhibit 10.4 to the 1996 Form 10-K.*

10.5 1992 Long-Term Incentive Award Plan of the Corporation ("1992 Award Plan"), incorporated herein by reference to Exhibit 4.3 of the Corporation's Registration Statement on Form S-8 at File No. 33-54960.*

10.6 Form of Nonstatutory Stock Option Agreement under 1992 Award Plan, filed as Exhibit 10.6 to the 1996 Form 10-K.*

10.7 Form of Incentive Share Agreement under 1992 Award Plan (June 1995), as amended November 21, 1996, filed as Exhibit 10.7 to the 1996 Form 10-K.*

10.8 PNC Bank Corp. 1994 Annual Incentive Award Plan, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").*

10.9 PNC Bank Corp. 1996 Executive Incentive Award Plan, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 ("3Q 1996 Form 10-Q").*

10.10 PNC Bank Corp. and Affiliates Deferred Compensation Plan, incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form S-8 at File No. 333-18069.*

10.11 PNC Bank Corp. Supplemental Incentive Savings Plan, as amended, incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 at File No. 333-18069.*

10.12    PNC Bank Corp. Supplemental Pension Plan, as amended, filed as Exhibit
         10.12 to the 1996 Form 10-K.*

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

10.17 Form of Change in Control Severance Agreement, filed as Exhibit 10.17 to the 1996 Form 10-K.*

10.18 Amended and Restated Trust Agreement between the Corporation, as Settlor, and NationsBank, N.A., as Trustee, filed as Exhibit 10.18 to the 1996 Form 10-K.*

11       Calculation of Primary and Fully Diluted Earnings Per Share, filed as
         Exhibit 11 to the 1996 Form 10-K.

12.1     Computation of Ratio of Earnings to Fixed Charges, filed as Exhibit
         12.1 to the 1996 Form 10-K.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends, filed as Exhibit 12.2 to the 1996 Form 10-K.

13 Excerpts from the Annual Report to Shareholders for the year ended December 31, 1996, filed as Exhibit 13 to the 1996 Form 10-K. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.

21 Schedule of Certain Subsidiaries of the Corporation, filed as Exhibit 21 to the 1996 Form 10-K.

23.1 Consent of Ernst & Young LLP, independent auditors for the Corporation, filed as Exhibit 23 to the 1996 Form 10-K.

23.2 Consent of Ernst & Young LLP, independent auditors for the PNC Plan and the Midlantic Plan, filed herewith.

24.1 Power of Attorney of certain directors and officers of the Corporation, filed as Exhibit 24.1 to the 1996 Form 10-K.

24.2 Power of Attorney of Robert N. Clay, filed as Exhibit 24.2 to the 1996 Form 10-K.

24.3 Power of Attorney of Jackson H. Randolph, filed as Exhibit 24.3 to the 1996 Form 10-K.

24.4 Power of Attorney of Vincent A. Sarni, filed as Exhibit 24.4 to the 1996 Form 10-K.

27       Financial Data Schedule, filed as Exhibit 27 to the 1996 Form 10-K.

____________________________________________
* Denotes management contract or compensatory plan.