Form 10-Q
period 1997-06-30
PNC BANK CORP
filed 1997-08-14
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended June 30, 1997


Page 1 represents a portion of the second quarter 1997 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 30.

FINANCIAL HIGHLIGHTS

                                                     Three months ended June 30     Six months ended June 30
                                                     ----------------------------------------------------------
                                                         1997          1996          1997            1996
---------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE (in thousands, except per share data)
Revenue
   Net interest income (taxable-equivalent basis)       $620,581      $619,926    $1,257,864      $1,236,034
   Noninterest income                                    433,407       336,585       858,523         658,147
   Total revenue                                       1,053,988       956,511     2,116,387       1,894,181
Net income                                               259,075       248,050       525,384         486,370

Per common share
   Fully diluted earnings                                    .81           .72          1.61            1.41
   Cash dividends declared                                   .37           .35           .74             .70

SELECTED RATIOS
Return on
   Average common shareholders' equity                     20.21%        17.33%        19.84%          16.99%
   Average assets                                           1.47          1.38          1.50            1.36
Net interest margin                                         3.84          3.72          3.92            3.72
After-tax profit margin                                    24.58         25.93         24.82           25.68
Efficiency ratio                                           60.61         59.00         60.25           59.65
Net charge-offs to average loans                             .44           .29           .46             .29


                                                         June 30      March 31   December 31         June 30
                                                            1997          1997          1996            1996
---------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (in millions)
Assets                                                   $71,973       $71,166       $73,260         $71,961
Earning assets                                            64,297        64,255        65,439          65,234
Loans, net of unearned income                             53,497        52,575        51,798          49,223
Securities                                                 8,396         9,593        11,917          14,107
Deposits                                                  45,216        44,902        45,676          44,852
Borrowed funds                                            19,066        18,547        19,604          19,325
Shareholders' equity                                       5,384         5,478         5,869           5,832
Common shareholders' equity                                5,068         5,162         5,553           5,815

CAPITAL RATIOS
Leverage                                                    7.35%         7.17%         7.70%           6.96%
Risk-based
   Tier I                                                   7.74          7.66          8.29            8.45
   Total                                                   10.98         10.95         11.65           11.99
Common shareholders' equity to assets                       7.04          7.25          7.58            8.08

ASSET QUALITY RATIOS
Nonperforming assets to loans and foreclosed assets          .83           .82           .88            1.03
Allowance for credit losses to loans                        2.01          2.13          2.25            2.42
Allowance for credit losses to nonperforming loans        310.34        346.11        334.40          312.19

Book value per common share                               $16.51        $16.45        $17.13          $17.07
===============================================================================================================


                                                             PNC BANK CORP.  1

FINANCIAL REVIEW

This Financial Review should be read in conjunction with PNC Bank Corp. and subsidiaries' ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements included herein and the Corporate Financial Review and audited Consolidated Financial Statements included in the Corporation's 1996 Annual Report.

TABLE OF CONTENTS                                       Page
--------------------------------------------------------------
FINANCIAL REVIEW
   Overview                                               2
   Forward-Looking Statements                             4
   Line of Business Review                                5
   Consolidated Income Statement Review                  10
   Balance Sheet Review                                  13
   Risk Management                                       15
   Financial Derivatives                                 18
   Second Quarter 1997 vs. Second Quarter 1996           20

CONSOLIDATED FINANCIAL STATEMENTS                        21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               24

AVERAGE CONSOLIDATED BALANCE SHEET AND
   NET INTEREST ANALYSIS                                 28

QUARTERLY REPORT ON FORM 10-Q                            30

CORPORATE INFORMATION                                    32
==============================================================

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States and operates five lines of business:
Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking and Asset Management. Each line of business focuses on specific customer segments and offers financial products and services in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky and nationally through retail distribution networks and alternative delivery channels.

SUMMARY FINANCIAL RESULTS Net income for the first six months of 1997 was $525 million or $1.61 per fully diluted share compared with $486 million and $1.41 per fully diluted share, respectively, a year ago. Returns on average common shareholders' equity and average assets were 19.84% and 1.50%, respectively, compared with 16.99% and 1.36% a year ago.

Total revenue for the first six months of 1997 increased 11.7% compared with the same period in 1996 primarily due to growth in fee-based revenue. Noninterest income increased to $859 million for the first six months of 1997 representing a 30.5% increase over the same period in 1996. The increase was broad-based led by strong growth in asset management, mutual fund servicing, credit card services, treasury management and capital markets fees. Noninterest income represented 41% of total revenue compared with 35% in the first half of 1996. Taxable-equivalent net interest income increased $22 million to $1.3 billion and net interest margin widened 20 basis points in the comparison to 3.92%. These increases resulted primarily from a higher-yielding earning asset mix.

Operating expenses increased $145 million to $1.3 billion largely due to $94 million of incremental costs associated with AAA Financial Services and credit card-related initiatives. The efficiency ratio was 60.3% for the first six months of 1997 compared with 59.7% a year ago.

Total assets were $72.0 billion at June 30, 1997. Average earning assets declined $2.0 billion to $64.0 billion, reflecting continued securities portfolio reduction partially offset by loan growth. Average securities declined $5.2 billion to $9.6 billion and represented 14.9% of average earning assets compared with 22.4% a year ago. Average loans increased $3.5 billion to $52.4 billion primarily due to significant growth in credit cards partially offset by reduced indirect automobile lending and loan securitizations. Excluding purchased credit card portfolios and loan securitizations, loans grew 5.0% and represented 81.8% of average earning assets compared with 74.1% a year ago.


PNC BANK CORP.  2

Asset quality and coverage ratios remained strong. The ratio of nonperforming assets to loans and foreclosed assets was .83% at June 30, 1997 compared with
 .88% at December 31, 1996 and 1.03% a year ago. The allowance for credit losses was 310% of nonperforming loans and 2.01% of total loans at June 30, 1997. Annualized net charge-offs for the first six months of 1997 were .46% of average loans compared with .29% for the first six months of 1996. The increase was in line with expectations and was primarily due to charge-offs associated with purchased credit card portfolios.

Shareholders' equity totaled $5.4 billion at June 30, 1997. The leverage ratio was 7.35% and Tier I and total risk-based capital ratios were 7.74% and 10.98%, respectively. During the first six months of 1997, capital management initiatives continued, including the repurchase of 20.5 million shares of common stock.

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

PNC Bank's strategies are focused on enhancing shareholder value. The Corporation continues to transition to a more valuable franchise by reducing reliance on investment activities and related wholesale funding and increasing the earnings contribution from the core banking franchise. This transition is accomplished, in part, by altering the traditional business mix through investments in businesses with more attractive growth characteristics. Traditional businesses, such as branch banking and corporate lending have moderate revenue growth expectations, higher distribution costs and require significant amounts of capital to support balance sheet leverage. Conversely, businesses such as Asset Management, Mutual Fund Servicing, Private Banking, Treasury Management and Capital Markets, have more attractive growth characteristics, are less capital intensive and generate revenues that are primarily fee based.

CONSUMER BANKING contributed 49% of total line of business earnings in the first six months of 1997. Changes in consumer preferences and technological advancements are transforming the way consumer products and services are delivered. Retail branches are being managed in conjunction with more technologically-advanced, cost-efficient distribution channels such as telebanking, automated teller machines ("ATM") and on-line banking through personal computers. Development of alternative delivery channels allows PNC Bank to expand the geographic scope of the Corporation's markets without incurring the infrastructure costs associated with traditional branch banking.

Through AAA Financial Services, the Corporation offers financial products and services to AAA's 34 million members nationwide. This initiative represents a unique opportunity to market and deliver consumer products and services largely through more efficient alternative distribution channels.

CORPORATE BANKING contributed 28% of total line of business earnings in the first six months of 1997. Traditional spread-based lending requires high capital levels and is under intense competition from banks and nonbanks seeking opportunities to extend credit in a market with narrowing net interest spreads. In this environment, PNC Bank aggressively manages capital to generate more appropriate returns.


                                                             PNC BANK CORP.  3

FINANCIAL REVIEW

Corporate Banking is focused on expanding fee-based revenue by developing products and services as alternatives to spread-based businesses. These include syndication, treasury management, interest rate risk management and capital markets. Corporate Banking also provides a full range of leasing and commercial finance products as alternatives to traditional financings.

REAL ESTATE BANKING has consistently been a leading provider of credit services to the real estate industry. This line of business is challenged by competitive lending pressures and disintermediation as nonbank competitors increasingly enter the market. In this environment, Real Estate Banking is focused on improving financial returns through business cycles by reducing reliance on balance sheet leverage, expanding fee-based revenue and enhancing distribution capabilities. Targeted growth areas include treasury management, loan syndication, commercial mortgage-backed securitizations, private debt placements and interest rate risk management services.

MORTGAGE BANKING remains a highly-fragmented, commodity-based business requiring an efficient infrastructure and increasingly higher origination and servicing volumes. To remain competitive and produce appropriate returns, the Mortgage Banking line of business is focused on reducing costs by leveraging technology to enhance efficiency and service. Mortgage Banking continues to increase origination capacity by expanding the retail distribution network.

ASSET MANAGEMENT, with $122 billion in managed assets, is among the largest asset managers in the country. It is the second largest U.S. bank manager of mutual funds and the third largest mutual fund service provider. Asset Management's initiatives focus on expanding marketing and delivery channels for investment products and leveraging mutual fund servicing capabilities. PFPC Inc., the Corporation's mutual fund servicing business, specializes in providing institutional clients with custom designed products and custody, transfer agent, accounting and administrative services. Compass Capital Funds(SM) ("Compass"), PNC Bank's proprietary mutual fund family, with approximately $13 billion in assets, provides institutional and individual investors with a full range of equity, bond and money market investment options. The funds are offered to PNC Bank's retail customers and marketed nationally through agreements with over 75 brokerage firms. Barron's/Lipper Analytical Services ranked Compass sixth best among 63 mutual fund families based on overall performance in 1996.

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

In addition to factors previously disclosed by the Corporation and those identified elsewhere in this Financial Review, the following factors, among others, could cause actual results to differ materially from forward-looking statements: continued pricing pressures on loan and deposit products; success and timing of AAA and other business strategies; the extent and timing of capital management actions; competition; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.


PNC BANK CORP.  4

LINE OF BUSINESS REVIEW

                                                                                                        Return on
                                          Average Assets          Revenue             Earnings       Assigned Capital
Six months ended June 30 -             --------------------------------------------------------------------------------
dollars in millions                        1997      1996      1997      1996      1997       1996     1997    1996
-----------------------------------------------------------------------------------------------------------------------
Consumer Banking                        $38,469   $39,183    $1,288    $1,127      $257       $269       23%      24%
Corporate Banking                        17,566    17,361       406       375       146        130       14       13
Real Estate Banking                       4,031     4,095        87        79        44         36       15       12
Mortgage Banking                         14,680    13,458       203       185        37         25       11        9
Asset Management                            653       566       193       161        37         31       36       36
                                       -------------------------------------------------------------
   Total line of business                75,399    74,663     2,177     1,927       521        491       18       18
Asset/liability management activities    (8,536)   (5,952)      (27)      (28)      (32)       (24)

Unallocated provision for credit losses                                              49         26
Other                                     3,699     3,376       (34)       (5)      (13)        (7)
                                       -------------------------------------------------------------
   Total consolidated                   $70,562   $72,087    $2,116    $1,894      $525       $486       19       17
=======================================================================================================================

The Corporation operates five lines of business: Consumer Banking, Corporate Banking, Real Estate Banking, Mortgage Banking and Asset Management. Financial results for these lines of business are derived from the Corporation's management accounting system.

The management accounting process uses various methods of balance sheet and income statement allocations and transfers to evaluate business unit performance. Unlike financial accounting, there is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Line of business information is based on management accounting practices which conform to and support PNC Bank's management structure and is not necessarily comparable with similar information for any other financial services institution. Allocations and transfers may change from time to time as the management accounting system is enhanced and business or product lines change.

The financial results presented herein reflect each line of business as if it operated on a stand-alone basis. Securities or borrowings, and related interest rate spreads, have been assigned to each line of business based on the net asset or liability position. Consumer Banking was a net generator of funds and, accordingly, was assigned securities, while the other lines of business received an assignment of borrowings as net asset generators.


Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies that provide similar products and services. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned will differ from consolidated shareholders' equity.

Total line of business financial results differ from consolidated financial results primarily due to asset/liability management activities, unallocated provision for credit losses and certain other unallocated items.

Asset/liability management activities reflect the residual of the assignment of wholesale assets and liabilities to the lines of business. These activities also include securities transactions and the impact of financial derivatives used for interest rate risk management. Provisions for credit losses are reflected as charges or credits to earnings to maintain line of business reserves at required levels. The difference between these provisions and the consolidated provision is unallocated.


                                                             PNC BANK CORP.  5

FINANCIAL REVIEW


CONSUMER BANKING                                     Community Banking      Private Banking             Total
Six months ended June 30 -                         -------------------------------------------------------------------
dollars in millions                                   1997       1996       1997       1996        1997        1996
----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                   $813       $796        $54       $37         $867        $833
Noninterest income                                     281        166        140       128          421         294
                                                   -------------------------------------------------------------------
   Total revenue                                     1,094        962        194       165        1,288       1,127
Provision for credit losses                            122         44          2                    124          44
Noninterest expense                                    628        532        122       118          750         650
                                                   -------------------------------------------------------------------
   Pretax earnings                                     344        386         70        47          414         433
Income taxes                                           131        146         26        18          157         164
                                                   -------------------------------------------------------------------
   Earnings                                           $213       $240        $44       $29         $257        $269
                                                   -------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                              $17,048    $15,001     $2,401    $2,269      $19,449     $17,270
Assigned assets and other                           18,959     21,857         61        56       19,020      21,913
                                                   -------------------------------------------------------------------
   Total assets                                    $36,007    $36,858     $2,462    $2,325      $38,469     $39,183
                                                   -------------------------------------------------------------------

Net deposits                                       $33,727    $34,666     $1,629    $1,494      $35,356     $36,160
Assigned funds and other                               261        221        576       571          837         792
Assigned capital                                     2,019      1,971        257       260        2,276       2,231
                                                   -------------------------------------------------------------------
   Total funds                                     $36,007    $36,858     $2,462    $2,325      $38,469     $39,183
                                                   -------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                 19%        25%        22%       18%          20%         24%
Efficiency                                              57         55         63        71           58          58
Return on assigned capital                              21         24         34        23           23          24
======================================================================================================================

The Consumer Banking line of business includes: Community Banking which serves small business customers and consumers who use traditional branch and direct banking services; and Private Banking which provides affluent customers with personal and charitable trust, brokerage and specialized retail financial services.

Consumer Banking line of business management is focused on enhancing longer-term returns on assigned capital. To accomplish this objective, management expects to continue to expand more efficient alternative delivery systems and aggressively pursue the AAA initiative.

Consumer Banking earnings contributed 49% of total line of business earnings in the first six months of 1997 compared with 55% a year ago. Earnings for the first half of 1997 decreased $12 million or 4%. These results reflect lower Community Banking earnings, which declined $27 million or 11% to $213 million, partially offset by a 52% increase in Private Banking earnings to $44 million for the first half of 1997 due to an increase in loans and higher annuity and trust income.

Virtually all of the variances in Community Banking results were due to the effect of the AAA alliance. The start-up phase of this alliance requires significant investments to market products and services and acquire portfolios. In addition, credit card growth is accomplished, in part, by offering product incentives such as "teaser-rates" which initially adversely impact net interest income and margin until the teaser-rate period expires and yields earned reset to market rates. The AAA alliance resulted in a net loss of $28 million for the first six months of 1997.

With respect to the AAA initiative, provisions for credit losses in connection with credit card growth as well as increased marketing and operating expenses are expected to exceed revenue growth during the start-up period. Overall, the AAA alliance is expected to result in a net loss in 1997 of between $50 million and $60 million.

PNC BANK CORP.  6

CORPORATE BANKING                       Commercial Banking       Equity Management               Total
Six months ended June 30 -          -----------------------------------------------------------------------------
dollars in millions                     1997         1996        1997        1996           1997        1996
-----------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                     $275         $255                     $(1)          $275        $254
Noninterest income                       109           83         $22          38            131         121
                                    -----------------------------------------------------------------------------
   Total revenue                         384          338          22          37            406         375
Provision for credit losses              (15)          (8)                                   (15)         (8)
Noninterest expense                      181          169           5           4            186         173
                                    -----------------------------------------------------------------------------
   Pretax earnings                       218          177          17          33            235         210
Income taxes                              83           67           6          13             89          80
                                    -----------------------------------------------------------------------------
   Earnings                             $135         $110         $11         $20           $146        $130
                                    -----------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                $16,539      $16,231         $66         $42        $16,605     $16,273
Other assets                             745          913         216         175            961       1,088
                                    -----------------------------------------------------------------------------
   Total assets                      $17,284      $17,144        $282        $217        $17,566     $17,361
                                    -----------------------------------------------------------------------------

Net deposits                          $2,149       $1,898                                 $2,149      $1,898
Assigned funds and other              13,038       13,257        $197        $152         13,235      13,409
Assigned capital                       2,097        1,989          85          65          2,182       2,054
                                    -----------------------------------------------------------------------------
   Total funds                       $17,284      $17,144        $282        $217        $17,566     $17,361
                                    -----------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                   35%          32%         48%         54%            36%         35%
Efficiency                                47           50          23          12             46          46
Return on assigned capital                13           11          26          62             14          13
=================================================================================================================

The Corporate Banking line of business includes: Commercial Banking, which serves large and middle market commercial customers with specific focus on customers in certain specialized industries, and Equity Management, which makes venture capital investments.

Corporate Banking contributed 28% of total line of business earnings in the first six months of 1997 compared with 27% in the same period of 1996. Earnings for the first six months of 1997 increased $16 million or 12%.

Commercial Banking earnings increased 23% in the comparison primarily due to higher fee-based revenue driven by growth initiatives in treasury management and capital markets. Lower venture capital income caused the decline in Equity Management earnings.

Corporate Banking traditionally relies on balance sheet leverage to generate returns. Traditional spread-based lending requires high capital levels and is under intense competition from banks and nonbanks. In this environment, PNC Bank aggressively manages capital to generate more appropriate returns. This line of business is also focused on expanding fee-based revenue by developing products and services as alternatives to spread-based lending.

Management expects Commercial Banking revenue to be generated increasingly from fee-based sources such as treasury management, capital markets and corporate finance. Capital markets capabilities continue to be expanded to meet the changing needs of customers, including merger and acquisition advisory, private placement, interest rate risk management and leasing products and services. Through the first six months of 1997, 28% of total revenue was derived from fee-based sources compared with 25% last year. In addition, deposit balances, maintained as compensation for non-credit services, increased by 13% in the comparison. The benefit of these balances is reflected in the 8% increase in net interest income.


                                                            PNC BANK CORP.  7

FINANCIAL REVIEW

REAL ESTATE BANKING
Six months ended June 30-
dollars in millions                         1997     1996
----------------------------------------------------------
INCOME STATEMENT
Net interest income                          $75      $72
Noninterest income                            12        7
                                        ------------------
   Total revenue                              87       79
Provision for credit losses                   (8)       3
Noninterest expense                           24       18
                                        ------------------
   Pretax earnings                            71       58
Income taxes                                  27       22
                                        ------------------
   Earnings                                  $44      $36
                                        ------------------

AVERAGE BALANCE SHEET
Loans                                     $3,935   $3,919
Other assets                                  96      176
                                        ------------------
   Total assets                           $4,031   $4,095
                                        ------------------

Net deposits                                $183     $170
Assigned funds and other                   3,262    3,337
Assigned capital                             586      588
                                        ------------------
   Total funds                            $4,031   $4,095
                                        ------------------

PERFORMANCE RATIOS
After-tax profit margin                       50%      45%
Efficiency                                    28       23
Return on assigned capital                    15       12
==========================================================

Real Estate Banking serves national, regional and local real estate developers, owners, property managers and mortgage bankers by providing credit and noncredit services, commercial mortgage securitization, private debt placements and treasury management services.

Real Estate Banking contributed 9% of total line of business earnings in the first six months of 1997 compared with 7% in the year-earlier period. Earnings increased $8 million or 22% in the comparison as a result of improved credit quality and a 10% increase in revenue driven primarily by commercial mortgage securitization fees.

Real Estate Banking has traditionally relied on balance sheet leverage and required significant levels of assigned capital. Key strategies in this line of business focus on improving returns by altering the business mix and expanding fee-based services such as treasury management, loan syndication, commercial mortgage-backed securitizations, private debt placements and interest rate risk management.


MORTGAGE BANKING
Six months ended June 30 -
dollars in millions                         1997     1996
----------------------------------------------------------
INCOME STATEMENT
Net interest income                         $116     $101
Noninterest income                            87       84
                                        ------------------
   Total revenue                             203      185
Provision for credit losses                    3        3
Noninterest expense                          141      142
                                        ------------------
   Pretax earnings                            59       40
Income taxes                                  22       15
                                        ------------------
   Earnings                                  $37      $25
                                        ------------------

AVERAGE BALANCE SHEET
Loans                                    $12,258  $11,263
Other assets                               2,422    2,195
                                        ------------------
   Total assets                          $14,680  $13,458
                                        ------------------

Net deposits                              $2,022   $2,377
Assigned funds and other                  11,996   10,492
Assigned capital                             662      589
                                        ------------------
   Total funds                           $14,680  $13,458
                                        ------------------

PERFORMANCE RATIOS
After-tax profit margin                       18%      14%
Efficiency                                    69       77
Return on assigned capital                    11        9
==========================================================

Mortgage Banking activities include acquisition, origination, securitization and servicing of residential mortgages, as well as retention of selected loans in the portfolio.

Mortgage Banking contributed 7% of total line of business earnings in the first six months of 1997 compared with 5% a year ago. Earnings increased $12 million or 48% primarily due to increased net interest income from growth in the residential mortgage portfolio.

The slight decline in noninterest expense reflects lower origination volumes, benefits of technology-related efficiencies in the loan origination and servicing functions and lower amortization of mortgage servicing rights ("MSR"). Mortgage Banking results reflect the impact of significant noncash expense items such as MSR amortization. Excluding the effect of these items, cash returns currently exceed the Corporation's required return for this line of business.


PNC BANK CORP.  8

MORTGAGE SERVICING PORTFOLIO
In millions                           1997       1996
-------------------------------------------------------
January 1                            $39,543   $37,299
   Originations                        2,398     2,984
   Purchases                           1,312     3,737
   Repayments                         (2,750)   (3,324)
   Sales                                 (81)      (75)
                                    -------------------
     June 30                         $40,422   $40,621
=======================================================

During the first six months of 1997, the Corporation funded $2.4 billion of residential mortgages with 73% representing new financings. The comparable amounts were $3.0 billion and 63%, respectively, in the first six months of 1996. At June 30, 1997, the mortgage servicing portfolio totaled $40.4 billion, including $30.0 billion of loans serviced for others, had a weighted-average coupon of 7.91% and an estimated fair value of $467 million. Capitalized MSR totaled $339 million at June 30, 1997.

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


ASSET MANAGEMENT
                                                        Investment         Mutual Fund
                                                        Management          Servicing        Total
Six months ended June 30 -                         -------------------------------------------------------
dollars in millions                                  1997      1996      1997     1996    1997     1996
----------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Advisory, processing and other fee income            $121      $100       $68      $58    $189     $158
Net interest income                                              (1)        4        4       4        3
                                                   -------------------------------------------------------
   Total revenue                                      121        99        72       62     193      161
Operating expenses                                     88        73        46       38     134      111
                                                   -------------------------------------------------------
   Pretax earnings                                     33        26        26       24      59       50
Income taxes                                           12        10        10        9      22       19
                                                   -------------------------------------------------------
   Earnings                                           $21       $16       $16      $15     $37      $31
                                                   -------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                17%       16%       22%      24%     19%      19%
Efficiency                                             72        74        64       61      69       69
Return on assigned capital                             30        29        46       50      36       36
==========================================================================================================

The Asset Management line of business includes: Investment Management which provides liquidity, fixed income, and equity advisory services to institutional, family wealth and retail clients; and Mutual Fund Servicing which provides accounting, administration, transfer and custody services to financial institutions and integrated banking services to the brokerage community.

Asset Management contributed 7% of total line of business earnings in the first six months of 1997 compared with 6% in the year-earlier period. Earnings increased $6 million or 19% in the comparison. Fee income increased 20% due to an increase in assets under administration driven by new business and market appreciation. Noninterest expense increased primarily due to incremental costs associated with servicing new business.

Revenue from investment management and mutual fund servicing is included in Asset Management. Revenue from marketing asset management products and services to consumers is included in the Consumer Banking line of business, primarily Private Banking. The following table sets forth revenue and earnings included in each line of business.

ASSET MANAGEMENT REVENUE AND EARNINGS
Six months ended June 30 -
in millions                             Revenue   Earnings
----------------------------------------------------------
1997
Asset Management                           $193      $37
Consumer Banking                            110       27
                                        ------------------
   Total                                   $303      $64
----------------------------------------------------------
1996
Asset Management                           $161      $31
Consumer Banking                             99       23
                                        ------------------
   Total                                   $260      $54
==========================================================


                                                           PNC BANK CORP.  9

FINANCIAL REVIEW

Asset Management revenue is primarily affected by the volume of new business, the value of assets managed and serviced, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.

Assets under administration increased $66 billion in the year-to-year comparison to $371 billion at June 30, 1997. Managed assets totaled $122 billion at June 30, 1997 compared with $104 billion a year ago.

COMPOSITION OF MANAGED ASSETS
June 30                                      1997     1996
-------------------------------------------------------------
Fixed income                                   45%      46%
Equity                                         28       26
Liquidity management                           27       28
=============================================================

PFPC Inc., the Corporation's mutual fund servicing operation, specializes in providing institutional customers with custom designed products and custody, transfer agent, accounting and administrative services. Information with respect to assets and accounts serviced follows.

June 30                                        1997     1996
-------------------------------------------------------------
Assets (billions)
   Custody                                     $208     $181
   Accounting/administration                    148      117
------------------------------------------------------------
Accounts (millions)
   Shareholder                                  4.0      4.2
   Checking and credit/debit card               1.9      1.5
=============================================================

CONSOLIDATED INCOME STATEMENT REVIEW
Highlights of consolidated results of operations for the first six months of 1997 and 1996 were as follows:

INCOME STATEMENT HIGHLIGHTS
Six months ended June 30 -
in millions                             1997     1996    Change
------------------------------------------------------------------
 Net interest income
   (taxable-equivalent basis)          $1,258   $1,236      $22
 Provision for credit losses               25                25
 Noninterest income before
   net securities gains                   829      651      178
 Net securities gains                      30        7       23
 Noninterest expense                    1,275    1,130      145
 Income taxes                             276      259       17
 Net income                               525      486       39
===================================================================

Taxable-equivalent net interest income increased $22 million for the first six months of 1997 and the net interest margin widened 20 basis points to 3.92% compared with 3.72% in the prior-year period. Net interest income increased as the impact of a $2.0 billion decline in average earning assets, attributable to continued securities portfolio reduction, was offset by a $2.3 billion increase in higher-yielding credit card loans and growth in residential and commercial loans. The net interest margin improvement primarily reflects a higher-yielding earning asset mix.


PNC BANK CORP.  10

Net Interest Income Analysis
Taxable-equivalent basis                       Average Balances       Interest Income/Expense     Average Yields/Rates
Six months ended June 30 -              ----------------------------------------------------------------------------------
dollars in millions                         1997     1996   Change     1997    1996   Change      1997     1996   Change
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Securities                             $9,569  $14,779  $(5,210)    $298    $475   $(177)      6.25%   6.42%    (17) bp
   Loans, net of unearned income
     Consumer
       Credit card                         3,274      983    2,291      207      67     140      12.75   13.62     (87)
       Other consumer                     11,531   12,324     (793)     483     516     (33)      8.45    8.42       3
                                        ---------------------------  ------------------------
         Total consumer                   14,805   13,307    1,498      690     583     107       9.40    8.81      59
     Residential mortgage                 12,974   11,751    1,223      483     437      46       7.45    7.45
     Commercial                           18,204   16,998    1,206      713     663      50       7.79    7.71       8
     Commercial real estate                4,562    4,858     (296)     197     217     (20)      8.62    8.89     (27)
     Other                                 1,825    1,994     (169)      63      66      (3)      6.88    6.64      24
                                        ---------------------------  ------------------------

     Total loans, net of unearned
       income                             52,370   48,908    3,462    2,146   1,966     180       8.20    8.02      18
   Other interest-earning assets           2,075    2,343     (268)      70      76      (6)      6.72    6.52      20
                                        ---------------------------  ------------------------
     Total interest-earning assets/
       interest income                    64,014   66,030   (2,016)   2,514   2,517      (3)      7.86    7.61      25
Noninterest-earning assets                 6,548    6,057      491
                                        ---------------------------
     Total assets                        $70,562  $72,087  $(1,525)
                                        ===========================
Interest-bearing liabilities
   Deposits
     Demand and money market             $13,116  $12,630     $486      182     165      17       2.80    2.63      17
     Savings                               2,993    3,580     (587)      29      37      (8)      1.97    2.07     (10)
     Other time                           17,689   18,523     (834)     472     496     (24)      5.38    5.38
     Deposits in foreign offices           1,127      894      233       31      25       6       5.42    5.42
                                        ---------------------------  ------------------------
     Total interest-bearing deposits      34,925   35,627     (702)     714     723      (9)      4.12    4.08       4
   Borrowed funds                         18,635   19,306     (671)     542     558     (16)      5.82    5.78       4
                                        ---------------------------  ------------------------
     Total interest-bearing
       liabilities/ interest expense      53,560   54,933   (1,373)   1,256   1,281     (25)      4.71    4.67       4
                                                                     ------------------------  ---------------------------
Noninterest-bearing liabilities,
   capital securities and                 17,002   17,154     (152)
   shareholders' equity                 ---------------------------
     Total liabilities and
       shareholders' equity              $70,562  $72,087  $(1,525)
                                        ===========================
Interest rate spread                                                                              3.15    2.94      21
Impact of noninterest-bearing sources                                                              .77     .78      (1)
                                                                                               ---------------------------
     Net interest income/margin                                       $1,258  $1,236    $22       3.92%   3.72%     20 bp
==========================================================================================================================

Net interest income and margin depend on a number of factors including the volume and composition of earning assets, related yields and associated funding costs. In the first six months of 1997, loans comprised 81.8% of average earning assets. Accordingly, loan portfolio size, composition and related yields earned have a significant impact on net interest income and margin. Funding cost is affected by the composition of and rates paid on various funding sources. Average deposits comprised 63.0% of PNC Bank's total sources of funding with the remainder comprised of wholesale funding obtained at prevailing market rates.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $25 million in the first six months of 1997 compared with no provision a year ago. PNC Bank's loan portfolio is comprised of an increasingly larger proportion of consumer loans, primarily credit cards, which have inherently higher charge-offs. Accordingly, the Corporation anticipates it will continue to record higher provisions for credit losses throughout 1997.


                                                          PNC BANK CORP.  11

FINANCIAL REVIEW

NONINTEREST INCOME
                                                 Change
Six months ended June 30 -                  -------------------
dollars in millions           1997   1996   Amount    Percent
---------------------------------------------------------------
Asset management
   Asset management and
     trust                    $218   $188       $30      16.0%
   Mutual fund servicing        68     57        11      19.3
                            ------------------------
     Total asset
       management              286    245        41      16.7
Service fees
   Deposit                     161    138        23      16.7
   Credit card and
     merchant services          41      9        32     355.6
   Corporate finance and
     capital markets            38     29         9      31.0
   Consumer services            35     28         7      25.0
   Brokerage                    26     29        (3)    (10.3)
   Insurance                    19     14         5      35.7
   Other                        25     17         8      47.1
                            ------------------------
     Total service fees        345    264        81      30.7
Mortgage banking
   Servicing                    55     60        (5)     (8.3)
   Marketing                     7     11        (4)    (36.4)
   Sale of servicing             2      1         1     100.0
                            ------------------------
     Total mortgage banking     64     72        (8)    (11.1)
Other                          134     70        64      91.4
                            ------------------------
Total noninterest income
   before net
   securities gains            829    651       178      27.3
Net securities gains            30      7        23     328.6
                             -----------------------
   Total                      $859   $658      $201      30.5%
===============================================================

Noninterest income before net securities gains totaled $829 million in the first six months of 1997, a 27.3% increase compared with the same period a year ago.

Asset management and service fees increased, reflecting a continuing emphasis on expanding fee-based revenue. Asset management benefited from new business and market appreciation. Service fees exhibited strong growth in nearly all categories. Deposit fees increased $23 million due to a revised fee structure and higher treasury management revenue. Credit card and merchant services fees increased $32 million, reflecting credit card portfolio growth and the July 1996 termination of a third party alliance.

Mortgage banking revenue declined primarily due to lower origination volumes. Mortgage originations declined to $2.4 billion in the first half of 1997 from $3.0 billion in the first half of 1996 reflecting higher refinance activity in the prior-period.

Other noninterest income increased in the comparison primarily due to asset securitization income of $45 million and other income, partially offset by lower venture capital income.

NONINTEREST EXPENSE
                                                  Change
Six months ended June 30 -                   -------------------
dollars in millions           1997     1996  Amount    Percent
----------------------------------------------------------------
Staff expense
   Compensation               $488     $463      $25       5.4%
   Employee benefits           109      100        9       9.0
                            -------------------------
     Total staff expense       597      563       34       6.0
Net occupancy                   93      100       (7)     (7.0)
Equipment                       88       86        2       2.3
Goodwill amortization           26       26
Other amortization              43       26       17      65.4
Taxes other than income         29       28        1       3.6
Distributions on
   capital securities           17                17     100.0
Other                          382      301       81      26.9
                            -------------------------
   Total                    $1,275   $1,130     $145      12.8%
================================================================

Noninterest expense increased $145 million to $1.3 billion in the first six months of 1997 primarily due to $94 million of incremental costs associated with AAA and credit card-related initiatives. The remaining increase was due to higher incentive compensation commensurate with revenue growth and the cost of trust preferred capital securities. Average full-time equivalent employees totaled 24,570 in the first half of 1997. The efficiency ratio was 60.3% compared with 59.7% a year ago.


PNC BANK CORP.  12

BALANCE SHEET REVIEW

AVERAGE BALANCE SHEET HIGHLIGHTS
                                                           Change
Six months ended June 30 -                           --------------------
dollars in millions                  1997        1996   Amount   Percent
-------------------------------------------------------------------------
Assets                             $70,562    $72,087  $(1,525)    (2.1)%
Earning assets                      64,014     66,030   (2,016)    (3.1)
Loans, net of
   unearned income                  52,370     48,908    3,462      7.1
Securities                           9,569     14,779   (5,210)   (35.3)
Deposits                            44,475     45,465     (990)    (2.2)
Borrowed funds                      18,635     19,306     (671)    (3.5)
Shareholders' equity                 5,558      5,766     (208)    (3.6)
=========================================================================

Average assets and earning assets were $70.6 billion and $64.0 billion, respectively, for the six months ended June 30, 1997 compared with $72.1 billion and $66.0 billion, respectively, in the year-earlier period. The declines reflect continued securities portfolio reduction partially offset by loan growth. Securities to earning assets declined to 14.9% from 22.4% in the prior year.


PERIOD-END BALANCE SHEET HIGHLIGHTS
                                June 30   December 31
In millions                        1997          1996       Change
--------------------------------------------------------------------
Assets                          $71,973       $73,260      $(1,287)
Loans, net of
   unearned income               53,497        51,798        1,699
Securities                        8,396        11,917       (3,521)
Deposits                         45,216        45,676         (460)
Borrowed funds                   19,066        19,604         (538)
Shareholders' equity              5,384         5,869         (485)
====================================================================

Total assets declined $1.3 billion since year-end 1996 primarily due to continued securities portfolio reduction. Shareholders' equity declined $485 million reflecting the impact of common share repurchases.


LOANS
                                           June 30  December 31
In millions                                   1997         1996
----------------------------------------------------------------
Consumer
   Home equity                              $4,729       $4,569
   Automobile                                3,485        3,731
   Credit card                               3,693        2,776
   Student                                     879        1,725
   Other                                     1,890        2,067
                                          ----------------------
     Total consumer                         14,676       14,868
Residential mortgage                        13,494       12,703
Commercial
   Manufacturing                             3,969        3,718
   Retail/Wholesale                          3,378        3,243
   Service providers                         2,526        2,359
   Real estate related                       1,591        1,452
   Communications                            1,151        1,239
   Health care                               1,216        1,207
   Financial services                          735          708
   Other                                     4,223        4,136
                                          ----------------------
     Total commercial                       18,789       18,062
Commercial real estate
   Mortgage                                  2,357        2,467
   Medium-term financing                     1,232        1,312
   Construction and development                891          845
                                          ----------------------
     Total commercial real estate            4,480        4,624
Lease financing and other                    2,450        1,926
Unearned income                               (392)        (385)
                                          ----------------------
   Total, net of unearned income           $53,497      $51,798
================================================================

Loans outstanding increased $1.7 billion from year-end 1996 to $53.5 billion at June 30, 1997. Loan portfolio composition remained relatively consistent in the comparison and continues to be geographically diversified among numerous industries and types of businesses. The credit card portfolio increased 33.0% due to AAA and other marketing initiatives. The decline in student loans reflects a $1.0 billion securitization.

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commitments are reported net of participations, assignments and syndications, primarily to financial institutions.

NET UNFUNDED COMMITMENTS
                                          June 30  December 31
In millions                                  1997         1996
---------------------------------------------------------------
Consumer                                  $18,682      $17,246
Residential mortgage                        1,268          511
Commercial                                 27,750       27,087
Commercial real estate                        955          764
Other                                         585          849
                                         ----------------------
   Total                                  $49,240      $46,457
===============================================================


                                                           PNC BANK CORP.  13

FINANCIAL REVIEW


SECURITIES AVAILABLE FOR SALE
                                   June 30, 1997       December 31, 1996
                               -------------------------------------------
                              Amortized      Fair     Amortized      Fair
In millions                        Cost     Value          Cost     Value
--------------------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government
    agencies                     $1,316    $1,307        $3,238    $3,237
   Mortgage backed                5,358     5,229         6,301     6,176
   Asset backed                   1,031     1,032         1,609     1,615
   State and municipal              199       206           218       227
   Other debt                        31        30           100       105
Corporate stocks and other          589       592           554       557
                               -------------------------------------------
   Total                         $8,524    $8,396       $12,020   $11,917
==========================================================================

The securities portfolio declined $3.5 billion from year-end 1996 to $8.4 billion at June 30, 1997. The expected weighted-average life of the securities portfolio was 3 years at June 30, 1997 compared with 2 years and 11 months at year-end 1996.

Securities available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses are reflected in the results of operations and include gains or losses on associated financial derivatives. During the first six months of 1997, $5.4 billion of securities were sold at a $30 million net gain.

At June 30, 1997 and December 31, 1996, $4.1 billion and $5.5 billion, respectively, notional value of financial derivatives were designated to securities available for sale. The net fair values of such financial derivatives, which are reflected in the table above, were less than $1 million in both periods.

FUNDING SOURCES
                                          June 30  December 31
In millions                                  1997         1996
---------------------------------------------------------------
Deposits
   Demand, savings and money market       $26,831      $27,027
   Time                                    17,843       17,803
   Foreign                                    542          846
                                         ----------------------
     Total deposits                        45,216       45,676
Borrowed funds
   Bank notes and senior debt               9,192        8,093
   Federal funds purchased                  2,516        3,933
   Repurchase agreements                      757          645
   Other borrowed funds                     5,250        5,576
   Subordinated debt                        1,351        1,357
                                         ----------------------
     Total borrowed funds                  19,066       19,604
                                         ----------------------
       Total                              $64,282      $65,280
===============================================================

Deposits decreased 1.0% to $45.2 billion at June 30, 1997 compared with $45.7 billion at year-end 1996. Borrowed funds declined $538 million in the comparison reflecting reduced wholesale funding related to the downsized securities portfolio.

CAPITAL The access to and cost of funding new business initiatives including acquisitions, deposit insurance costs, and the level and nature of expanded regulatory oversight depend, in large part, on a financial institution's capital strength. The minimum regulatory capital ratios are 4% for Tier I risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when a bank's particular circumstances warrant. To be classified as well capitalized, regulators require capital ratios of at least 6% for Tier I risk-based, 10% for total risk-based and 5% for leverage.

At June 30, 1997, the Corporation and each bank subsidiary were classified as well capitalized.

                                         June 30    December 31
Dollars in millions                         1997           1996
---------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                               $5,068         $5,553
     Preferred                               316            316
   Trust preferred capital securities        650            350
   Goodwill and other                       (978)        (1,003)
   Net unrealized securities losses           83             67
                                         ------------------------
     Tier I risk-based capital             5,139          5,283
   Subordinated debt                       1,319          1,343
   Eligible allowance for credit losses      832            801
                                         ------------------------
     Total risk-based capital             $7,290         $7,427
                                         ------------------------
Assets
   Risk-weighted assets and
     off-balance-sheet instruments       $66,371        $63,761
   Average tangible assets                69,957         68,597
                                         ------------------------
Capital ratios
   Tier I risk-based                        7.74%           8.29%
   Total risk-based                        10.98           11.65
   Leverage                                 7.35            7.70
=================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In May 1997, the Corporation issued $300 million of 8.315% mandatorily redeemable capital securities which qualify as Tier I capital. Subsequent to quarter end, the Corporation issued $350 million of 6-7/8% subordinated notes that qualify as Tier II capital.


PNC BANK CORP.  14

During the first six months of 1997, PNC Bank repurchased 20.5 million shares of common stock. The Corporation's board of directors authorized in April 1997 the repurchase of up to 15 million additional shares of common stock through March 31, 1998 and has approximately 9.1 million shares remaining under this authorization.

RISK MANAGEMENT

The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity and interest rate risk. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through diversification, limiting exposure to any single industry or customer, and requiring collateral or selling participations to third parties.

NONPERFORMING ASSETS                       June 30  December 31
Dollars in millions                           1997         1996
----------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $155         $156
   Commercial real estate
     Mortgage                                  106          109
     Project                                    33           25
   Consumer                                      5            6
   Residential mortgage                         46           51
                                            --------------------
     Total nonaccrual loans                    345          347
Restructured loans                               1            2
                                            --------------------
     Total nonperforming loans                 346          349
Foreclosed assets
   Commercial real estate                       55           71
   Residential mortgage                         23           22
   Other                                        18           17
                                            --------------------
     Total foreclosed assets                    96          110
                                            --------------------
     Total nonperforming assets               $442         $459
                                            ====================
Nonperforming loans to loans                   .65%         .67%
Nonperforming assets to loans and
   foreclosed assets                           .83          .88
Nonperforming assets to assets                 .61          .63
================================================================


Nonperforming assets declined $17 million since year-end 1996 primarily due to lower foreclosed assets. At June 30, 1997, $95 million of nonperforming loans were current as to principal and interest compared with $80 million at December 31, 1996.

CHANGE IN NONPERFORMING ASSETS
In millions                                  1997         1996
---------------------------------------------------------------
January 1                                    $459         $536
Transferred from accrual                      169          240
Returned to performing                        (19)         (30)
Principal reductions                          (94)        (118)
Sales                                         (41)         (83)
Charge-offs and valuation adjustments         (32)         (36)
                                          ---------------------
   June 30                                   $442         $509
===============================================================

ACCRUING LOANS
 PAST DUE 90 DAYS OR MORE
                                Amount             Percent of Loans
                          --------------------------------------------
Dollars in               June 30 December 31     June 30   December 31
millions                    1997        1996        1997          1996
----------------------------------------------------------------------
Consumer
   Guaranteed
     student                $46        $51          5.25%       2.95%
   Credit cards              51         43          1.37        1.56
   Other                     30         46           .31         .45
                           -----------------
     Total consumer         127        140           .89         .96

Residential mortgage         58         58           .43         .46

Commercial                   33         34           .18         .19
Commercial real
   estate                    12         12           .27         .26
                           -----------------
   Total                   $230       $244           .43         .47
======================================================================

During the first six months of 1997, $1.0 billion of student loans were securitized. As a result, past due guaranteed student loans increased as a percent of total student loans.

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


                                                           PNC BANK CORP.  15

FINANCIAL REVIEW

ALLOWANCE FOR CREDIT LOSSES
In millions                                  1997         1996
---------------------------------------------------------------
January 1                                  $1,166       $1,259
Charge-offs                                  (185)        (113)
Recoveries                                     66           43
                                          ---------------------
   Net charge-offs                           (119)         (70)
Provision for credit losses                    25
Acquisitions                                    3
                                          ---------------------
   June 30                                 $1,075       $1,189
===============================================================

The allowance as a percent of nonperforming loans and period-end loans was 310% and 2.01%, respectively, at June 30, 1997. The comparable year-end 1996 amounts were 334% and 2.25%, respectively.

CHARGE-OFFS AND RECOVERIES
                                                      Net    Percent of
Six months ended - June 30   Charge-              Charge-      Average
dollars in millions             offs  Recoveries     offs        Loans
----------------------------------------------------------------------
1997
Consumer
   Credit card                  $101       $16        $85       5.24%
   Other                          55        18         37        .65
                             -----------------------------
     Total consumer              156        34        122       1.66
Residential mortgage               5         1          4        .06
Commercial                        20        27         (7)      (.08)
Commercial real estate             4         4
                             -----------------------------
   Total                        $185       $66       $119        .46
----------------------------------------------------------------------

1996
Consumer
   Credit card                   $27        $3        $24       4.91%
   Other                          50        18         32        .52
                               ----------------------------
     Total consumer               77        21         56        .85
Residential mortgage               4         1          3        .05
Commercial                        27        15         12        .14
Commercial real estate             5         6         (1)      (.04)
                               ----------------------------
   Total                        $113       $43        $70        .29
======================================================================

Consumer net charge-offs increased $66 million in the comparison primarily due to higher outstandings associated with purchased credit card portfolios.

LIQUIDITY Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and to invest in strategic initiatives. Liquidity risk represents the likelihood the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates to satisfy such obligations or investments in strategic initiatives. Liquidity risk is managed through the coordination of the relative maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or securitization of assets. The ability to raise funds in the capital markets depends, among other factors, on market conditions, capital considerations, credit ratings and investor demand.

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At June 30, 1997, such assets totaled $14.5 billion, with $5.4 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At June 30, 1997, approximately $5.1 billion of residential mortgages were available as collateral for borrowings from the FHLB.

During the first six months of 1997, cash and due from banks decreased $340 million to $3.7 billion compared with a decrease of $447 million during the year-earlier period. Net cash provided by operating activities increased $315 million in the comparison. Net cash provided by investing activities decreased $850 million to $1.2 billion primarily due to funding loan originations. Net cash used by financing activities totaled $1.9 billion in the first six months of 1997 compared with $2.6 billion used a year earlier.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $261 million at June 30, 1997. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.


PNC BANK CORP.  16

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. In July 1997, PNC Bank issued $350 million of subordinated notes. Subsequent to the issuance of the subordinated notes, the Corporation had unused capacity under an effective shelf registration statement of $140 million of debt. In addition, the Corporation had a $500 million unused line of credit.

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

The Corporation's guidelines provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model, the Corporation was within these guidelines at June 30, 1997.

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


                                                           PNC BANK CORP.  17

FINANCIAL REVIEW


A cumulative asset-sensitive gap position indicates assets are expected to reprice more quickly than liabilities. Alternatively, a cumulative liability-sensitive gap position indicates liabilities are expected to reprice more quickly than assets. The Corporation's limit for the cumulative one-year gap position is 10%. At June 30, 1997, the cumulative liability sensitivity of the one-year gap position was 2.9%.

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

Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Such contracts are primarily used to manage risk positions associated with certain mortgage banking activities.

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

The following table sets forth changes in off-balance-sheet financial derivatives used for interest rate risk management and mortgage banking activities during the first six months of 1997.


FINANCIAL DERIVATIVES ACTIVITY
                                                                                                              Weighted
                                                                                                               Average
1997 - dollars in millions                 January 1    Additions    Maturities  Terminations     June 30     Maturity
-------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                           $7,003        $1,230          $(87)     $(2,450)      $5,696   1 yr.  3 mo.
     Pay fixed                                  602                         (51)                      551   2 yr.  6 mo.
     Basis swaps                                335           466                                     801   3 yr. 11 mo.
   Interest rate caps                         5,813           246        (1,486)                    4,573          8 mo.
   Interest rate floors                       2,500         1,049            (1)                    3,548   1 yr. 10 mo.
                                           ---------------------------------------------------------------
     Total interest rate risk management     16,253         2,991        (1,625)      (2,450)      15,169   1 yr.  5 mo.
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans              395         3,086        (2,849)                      632          2 mo.
     Commitments to sell loans                  894         3,255        (3,037)                    1,112          2 mo.
   Interest rate floors - MSR                 1,050           350                       (250)       1,150   4 yr.  6 mo.
                                           ---------------------------------------------------------------
   Total mortgage banking activities          2,339         6,691        (5,886)        (250)       2,894
                                           ---------------------------------------------------------------
     Total                                  $18,592        $9,682       $(7,511)     $(2,700)     $18,063
=========================================================================================================================

During the first six months of 1997, financial derivatives used in interest rate risk management reduced net interest income by $2 million compared with $9 million in the year-earlier period.

At June 30, 1997, $26 million of net deferred losses on terminated derivative contracts are being amortized over a remaining period of approximately 9 months.


PNC BANK CORP.  18

The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve.

FINANCIAL DERIVATIVES
                                                                                           Forward Yield Curve
                                                       Notional        Estimated        --------------------------
June 30, 1997 - dollars in millions                       Value        Fair Value           Paid     Received
------------------------------------------------------------------------------------------------------------------

Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                 $3,835             $79              6.13%        6.44%
       Pay fixed designated to loans                        501              (5)             7.15         6.39
       Basis swaps designated to other earning assets       336                              6.75         6.64
     Interest rate caps designated to (2)
       Securities                                         4,100                             NM            NM
       Loans                                                473               4             NM            NM
     Interest rate floors designated to loans (3)         3,548               4             NM            NM
                                                      ---------------------------------
         Total asset rate conversion                     12,793              82
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to interest-bearing
         liabilities                                      1,861              22              5.94          6.07
       Pay fixed designated to borrowed funds                50                              5.63          5.84
       Basis swaps designated to borrowed funds             465               1              6.02          6.01
                                                      ---------------------------------
         Total liability rate conversion                  2,376              23
                                                      ---------------------------------
           Total interest rate risk management           15,169             105
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                          632                             NM            NM
     Commitments to sell loans                            1,112              (6)            NM            NM
   Interest rate floors - MSR (3)                         1,150               8             NM            NM
                                                      ---------------------------------
     Total mortgage banking activities                    2,894               2
                                                      ---------------------------------
       Total financial derivatives                      $18,063            $107
===================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 71% were based on 1-month LIBOR, 21% on 3-month LIBOR and the remainder on other short-term indices.

(2) Substantially all interest rate caps require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.48%. At June 30, 1997, 3-month LIBOR was 5.78%.

(3) Interest rate floors with notional values of $3.5 billion and $1.2 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 5.16% over 3-month LIBOR and the weighted-average strike of 5.96% over 10-year CMT, respectively. At June 30, 1997, 3-month LIBOR was 5.78% and 10-year CMT was 6.51%.

NM - not meaningful


CUSTOMER-RELATED DERIVATIVES To accommodate customer needs, PNC Bank enters into financial derivatives transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers. These positions are recorded at estimated fair value and changes in value are included in the results of operations. The following schedule sets forth information relating to positions associated with customer derivatives.


                                             Positive Negative
June 30, 1997 -          Notional   Net Asset    Fair     Fair
in millions                 Value  (Liability)  Value    Value
---------------------------------------------------------------
Interest rate
   Swaps                   $3,107        $1      $11     $(10)
   Caps/floors
     Sold                   1,329        (4)               (4)
     Purchased              1,276         3        3
Foreign exchange            1,283                 15      (15)
Other                         952                  1       (1)
                          -------------------------------------
Total                      $7,947                $30     $(30)
===============================================================


                                                           PNC BANK CORP.  19

FINANCIAL REVIEW

SECOND QUARTER 1997 VS.
  SECOND QUARTER 1996

Net income for the second quarter of 1997 totaled $259 million or $.81 per fully diluted share compared with $248 million or $.72 per fully diluted share a year ago. Returns on average common shareholders' equity and average assets improved to 20.21% and 1.47%, respectively, in the second quarter of 1997 compared with 17.33% and 1.38% in the prior-year quarter.

Taxable-equivalent net interest income for the second quarter of 1997 was $621 million, substantially consistent with the prior-year quarter and the net interest margin widened 12 basis points to 3.84%. The impact of a $2.2 billion decline in average earning assets resulting from continued securities portfolio reduction was offset by loan growth and the benefit of a higher-yielding earning asset mix.

Noninterest income increased $96 million to $433 million in the second quarter of 1997 compared with $337 million in the year-earlier period. Asset management fees increased $22 million or 17% primarily due to higher investment advisory, private banking and mutual fund servicing revenue. Managed assets totaled $122 billion at June 30, 1997 compared with $104 billion a year ago. Service fees increased $43 million or 33% primarily from growth in credit card, deposit and treasury management services and capital markets fee income.

Mortgage banking revenue declined $4 million due to lower origination volumes and servicing sales. Mortgage originations totaled $1.3 billion in the second quarter of 1997 compared with $1.6 billion in the year-earlier period. Other noninterest income increased $26 million in the comparison primarily due to asset securitization and other income, partially offset by lower venture capital income.

Noninterest expense increased $75 million to $639 million in the second quarter of 1997 largely due to $49 million of incremental costs associated with AAA and credit card-related initiatives. The remaining increase was attributable to higher incentive compensation commensurate with revenue growth and the cost of trust preferred capital securities. The efficiency ratio was 60.6% for the second quarter of 1997 compared with 59.0% a year ago.

Average earning assets declined $2.2 billion to $64.2 billion reflecting continued securities portfolio reduction partially offset by loan growth. Average securities declined $5.7 billion to $9.1 billion and represented 14.1% of average earning assets compared with 22.2% a year ago. Average loans increased $3.6 billion to $52.8 billion primarily due to significant growth in credit cards partially offset by reduced indirect lending and loan securitizations. Excluding purchased credit card portfolios and loan securitizations, loans grew at an annual rate of 6.0%. Loans represented 82.3% of average earning assets compared with 74.1% a year ago.

Average interest-bearing funding sources declined $1.1 billion to $54.0 billion in the second quarter of 1997 primarily due to lower borrowed funds associated with the securities portfolio reduction. Deposits represented 63.3% of total sources of funds for the second quarter of 1997 compared with 62.6% a year ago.


PNC BANK CORP.  20

CONSOLIDATED STATEMENT OF INCOME

                                                               Three months ended       Six months ended
                                                                     June 30                 June 30
                                                          -------------------------------------------------
In thousands, except per share data                             1997        1996        1997         1996
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                   $1,078,776    $971,829  $2,134,685   $1,952,665
Securities                                                   139,036     232,251     295,240      469,693
Other                                                         39,348      39,062      69,391       76,122
                                                          -------------------------------------------------
  Total interest income                                    1,257,160   1,243,142   2,499,316    2,498,480

INTEREST EXPENSE
Deposits                                                     368,000     351,891     714,155      722,874
Borrowed funds                                               275,985     280,471     542,061      557,969
                                                          -------------------------------------------------
  Total interest expense                                     643,985     632,362   1,256,216    1,280,843
                                                          -------------------------------------------------
  Net interest income                                        613,175     610,780   1,243,100    1,217,637
Provision for credit losses                                   15,000                  25,000
                                                          -------------------------------------------------
  Net interest income less provision for credit losses       598,175     610,780   1,218,100    1,217,637

NONINTEREST INCOME
Asset management                                             146,018     124,515     285,590      245,392
Service fees                                                 177,097     133,598     344,518      263,867
Mortgage banking                                              32,149      35,758      64,194       71,740
Net securities gains                                          13,370       3,904      29,796        6,847
Other                                                         64,773      38,810     134,425       70,301
                                                          -------------------------------------------------
  Total noninterest income                                   433,407     336,585     858,523      658,147

NONINTEREST EXPENSE
Staff expense                                                294,161     284,281     596,862      562,938
Net occupancy and equipment                                   91,781      92,182     181,065      185,465
Amortization                                                  39,527      28,062      69,358       51,726
Other                                                        203,496     159,797     410,928      329,839
Distributions on capital securities                            9,867                  16,823
                                                          -------------------------------------------------
  Total noninterest expense                                  638,832     564,322   1,275,036    1,129,968
                                                          -------------------------------------------------
  Income before income taxes                                 392,750     383,043     801,587      745,816
Applicable income taxes                                      133,675     134,993     276,203      259,446
                                                          -------------------------------------------------
  Net income                                                $259,075    $248,050    $525,384     $486,370
                                                          =================================================

EARNINGS PER COMMON SHARE
Primary                                                         $.81        $.72       $1.62        $1.42
Fully diluted                                                    .81         .72        1.61         1.41

CASH DIVIDENDS DECLARED PER COMMON SHARE                         .37         .35         .74          .70

AVERAGE COMMON SHARES OUTSTANDING
Primary                                                      311,968     343,022     317,938      342,949
Fully diluted                                                315,877     347,343     321,891      347,306
===========================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                           PNC BANK CORP.  21

CONSOLIDATED BALANCE SHEET

                                                                                 June 30  December 31
Dollars in millions, except share data                                              1997         1996
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $3,676       $4,016
Short-term investments                                                             1,159          774
Loans held for sale                                                                1,235          941
Securities available for sale                                                      8,396       11,917
Loans, net of unearned income of $392 and $385                                    53,497       51,798
   Allowance for credit losses                                                    (1,075)      (1,166)
                                                                                -----------------------
   Net loans                                                                      52,422       50,632
Other                                                                              5,085        4,980
                                                                                -----------------------
   Total assets                                                                  $71,973      $73,260
                                                                                -----------------------

LIABILITIES
Deposits
   Noninterest-bearing                                                           $10,662      $10,937
   Interest-bearing                                                               34,554       34,739
                                                                                -----------------------
     Total deposits                                                               45,216       45,676
Borrowed funds
   Bank notes and senior debt                                                      9,192        8,093
   Federal funds purchased                                                         2,516        3,933
   Repurchase agreements                                                             757          645
   Other borrowed funds                                                            5,250        5,576
   Subordinated debt                                                               1,351        1,357
                                                                                -----------------------
     Total borrowed funds                                                         19,066       19,604
Other                                                                              1,657        1,761
                                                                                -----------------------
   Total liabilities                                                              65,939       67,041

Mandatorily redeemable capital securities of subsidiary trusts                       650          350

SHAREHOLDERS' EQUITY
Preferred stock                                                                        7            7
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 347,384,145 and 345,154,238 shares                                      1,737        1,726
Capital surplus                                                                    1,004          939
Retained earnings                                                                  4,356        4,075
Deferred benefit expense                                                             (62)         (60)
Net unrealized securities losses                                                     (83)         (67)
Common stock held in treasury at cost: 40,407,600 and 21,036,195 shares           (1,575)        (751)
                                                                                -----------------------
   Total shareholders' equity                                                      5,384        5,869
                                                                                -----------------------
   Total liabilities, capital securities and shareholders' equity                $71,973      $73,260
=======================================================================================================

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP.  22

CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30 - in millions                         1997        1996
---------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $525        $486
Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for credit losses                                   25
   Depreciation, amortization and accretion                     160         134
   Deferred income taxes                                         76          64
   Net securities gains                                         (30)         (7)
   Net gain on sales of assets                                  (81)        (45)
   Valuation adjustments                                         (2)         (9)
Changes in
   Loans held for sale                                         (294)       (388)
   Other                                                          7        (164)
                                                            ---------------------
     Net cash provided by operating activities                  386          71

INVESTING ACTIVITIES
Net change in loans                                          (2,924)       (428)
Repayment of securities available for sale                      894       1,814
Sales
   Securities available for sale                              5,385       3,242
   Loans                                                      1,190         170
   Foreclosed assets                                             49          86
Purchases
   Securities available for sale                             (2,761)     (3,584)
   Loans                                                       (150)       (479)
Net cash received in acquisitions                                           460
Other                                                          (484)        806
                                                            ---------------------
     Net cash provided by investing activities                1,199       2,087

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                (275)       (471)
   Interest-bearing deposits                                   (177)     (2,061)
   Federal funds purchased                                   (1,417)     (2,708)
Sale/issuance
   Repurchase agreements                                     38,112      38,696
   Bank notes and senior debt                                 4,710       4,537
   Other borrowed funds                                      51,455      43,304
   Capital securities                                           300
   Common stock                                                  88          33
Repayment/maturity
   Repurchase agreements                                    (38,000)    (39,360)
   Bank notes and senior debt                                (3,610)     (2,109)
   Other borrowed funds                                     (51,778)    (42,176)
Acquisition of treasury stock                                (1,087)        (50)
Cash dividends paid                                            (246)       (240)
                                                            ---------------------
     Net cash used by financing activities                   (1,925)     (2,605)
                                                            ---------------------
DECREASE IN CASH AND DUE FROM BANKS                            (340)       (447)
     Cash and due from banks at beginning of year             4,016       3,679
                                                            ---------------------
     Cash and due from banks at end of period                $3,676      $3,232
=================================================================================

CASH ITEMS
   Interest paid                                             $1,292      $1,382
   Income taxes paid                                            206          90
NONCASH ITEMS
   Transfers from loans to foreclosed assets                     38          37
================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                           PNC BANK CORP.  23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS PNC Bank Corp. is one of the largest financial services organizations in the United States operating banking subsidiaries in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky, Indiana, Massachusetts and Florida. The Corporation's major businesses include Consumer Banking, Corporate Banking, Mortgage Banking, Real Estate Banking and Asset Management. PNC Bank Corp. is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

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

To accommodate customer needs, PNC Bank also enters into financial derivatives transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Interest rate risk exposure from customer positions is managed through transactions with other dealers. These positions are recorded at estimated fair value and changes in value are included in the results of operations.


PNC BANK CORP.  24

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

RECENT ACCOUNTING PRONOUNCEMENTS During the first six months of 1997, the Financial Accounting Standards Board issued several Statements of Financial Accounting Standards ("SFAS").

     SFAS No. 128, "Earnings per Share," is effective for periods ending after December 15, 1997 with retroactive restatement required for all periods presented. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share amounts.


     SFAS No. 129, "Disclosure of Information About Capital Structure," is effective for financial statements for periods ending after December 15, 1997. This Statement requires disclosure of rights and privileges of various securities outstanding.

     SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions to owners.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This Statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements.

None of these standards when implemented are expected to materially impact the reported financial position or results of operations of the Corporation.

CASH FLOWS

For the statement of cash flows, cash and cash equivalents are defined as cash and due from banks. During the first six months of 1996, acquisition activity which affected cash flows consisted of $538 million in assets, $501 million in liabilities, cash payments totaling $37 million and receipt of $497 million in cash and due from banks. The Corporation did not have any acquisition activity in the first six months of 1997.


                                                           PNC BANK CORP.  25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SECURITIES AVAILABLE FOR SALE

                                                     June 30, 1997                            December 31, 1996
                                          --------------------------------------------------------------------------------
                                                         Unrealized                               Unrealized
                                         Amortized   ------------------   Fair    Amortized   ------------------    Fair
In millions                                   Cost    Gains    Losses     Value         Cost    Gains    Losses     Value
--------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury, government agencies
     and corporations                       $1,316       $4       $13    $1,307       $3,238      $20       $21    $3,237
   Mortgage backed                           5,358        5       134     5,229        6,301       13       138     6,176
   Asset backed                              1,031        2         1     1,032        1,609        7         1     1,615
   State and municipal                         199        7                 206          218        9                 227
   Other debt                                   31                  1        30          100        7         2       105
                                         ---------------------------------------------------------------------------------
Total debt securities                        7,935       18       149     7,804       11,466       56       162    11,360
Corporate stocks and other                     589        3                 592          554        3                 557
                                         ---------------------------------------------------------------------------------
   Total securities available for sale      $8,524      $21      $149    $8,396      $12,020      $59      $162   $11,917
==========================================================================================================================

The preceding table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which is available for sale. At June 30, 1997 and December 31, 1996, $4.1 billion and $5.5 billion, respectively, notional value of financial derivatives were designated to securities available for sale.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                          June 30  December 31
In millions                                  1997        1996
---------------------------------------------------------------
Nonaccrual loans                            $345         $347
Restructured loans                             1            2
                                           --------------------
   Total nonperforming loans                 346          349
Foreclosed assets                             96          110
                                           --------------------
   Total nonperforming assets               $442         $459
===============================================================


ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                  1997         1996
---------------------------------------------------------------
Allowance at January 1                      $1,166      $1,259
Charge-offs
   Consumer
     Credit card                               101          27
     Other                                      55          50
   Residential mortgage                          5           4
   Commercial                                   20          27
   Commercial real estate                        4           5
                                           --------------------
     Total charge-offs                         185         113
Recoveries
   Consumer
     Credit card                                16           3
     Other                                      18          18
   Residential mortgage                          1           1
   Commercial                                   27          15
   Commercial real estate                        4           6
                                           --------------------
     Total recoveries                           66          43
                                           --------------------
   Net charge-offs                             119          70
Provision for credit losses                     25
Acquisitions                                     3
                                           --------------------
   Allowance at June 30                     $1,075      $1,189
===============================================================


PNC BANK CORP.  26

FINANCIAL DERIVATIVES

The notional and fair values of financial derivatives used for interest rate risk management and for mortgage banking activities were as follows:

                              Positive               Negative
                     Notional     Fair      Notional     Fair
In millions             Value    Value         Value    Value
---------------------------------------------------------------
JUNE 30, 1997
Interest rate swaps     $5,813    $108       $1,235      $(11)
Interest rate caps       4,573       4
Interest rate floors     3,500       4           48
Mortgage banking
   activities            1,782       8        1,112        (6)
                     ------------------------------------------
    Total              $15,668    $124       $2,395      $(17)
===============================================================

DECEMBER 31, 1996
Interest rate swaps     $7,290    $112         $650      $(15)
Interest rate caps       5,813       2
Interest rate floors     2,500       3
Mortgage banking
   activities            1,853      10          486        (1)
                     ------------------------------------------
    Total              $17,456    $127       $1,136      $(16)
===============================================================

Customer-related derivatives were as follows:

                                            Positive  Negative
June 30, 1997 -        Notional  Net Asset     Fair      Fair
in millions              Value   (Liability)  Value     Value
---------------------------------------------------------------
Interest rate
   Swaps                $3,107        $1        $11      $(10)
   Caps/floors           2,605        (1)         3        (4)
Foreign exchange         1,283                   15       (15)
Other                      952                    1        (1)
                       ----------------------------------------
Total                   $7,947                  $30      $(30)
===============================================================

CAPITAL SECURITIES

Mandatorily Redeemable Capital Securities of Subsidiary Trust ("Capital Securities") represent preferred beneficial interests in the assets of PNC Institutional Capital Trust B ("Trust"). The Trust holds $300 million, par value of certain 8.315% junior subordinated debentures due May 15, 2027 issued by the Corporation. Distributions on the Capital Securities will be payable at an annual rate of 8.315% of the stated liquidation amount of $1,000 per Capital Security, payable semiannually. Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after May 15, 2007, at a declining redemption price ranging from 104.1575% to 100% of par on or after May 15, 2017.

OTHER FINANCIAL INFORMATION

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                          June 30  December 31
In millions                                  1997        1996
---------------------------------------------------------------
ASSETS
Cash and due from banks                    $3,679      $4,022
Securities                                  8,206      11,210
Loans, net of unearned income              53,380      51,736
  Allowance for credit losses              (1,075)     (1,166)
                                       ------------------------
  Net loans                                52,305      50,570
Other assets                                6,551       5,988
                                       ------------------------
  Total assets                            $70,741     $71,790
                                       ========================
LIABILITIES
Deposits                                  $45,646     $46,290
Borrowed funds                             17,661      18,077
Other liabilities                             981       1,014
                                       ------------------------
  Total liabilities                        64,288      65,381
Mandatorily redeemable capital
  securities of subsidiary trust              350         350
SHAREHOLDER'S EQUITY                        6,103       6,059
                                       ------------------------
  Total liabilities, capital
    securities and shareholder's
    equity                                $70,741     $71,790
===============================================================

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Six months ended June 30 - in millions       1997        1996
---------------------------------------------------------------
Interest income                            $2,476      $2,481
Interest expense                            1,212       1,242
                                          ---------------------
  Net interest income                       1,264       1,239
Provision for credit losses                    25
                                          ---------------------
  Net interest income less provision
     for credit losses                      1,239       1,239
Noninterest income                            785         590
Noninterest expense                         1,235       1,085
                                          ---------------------
  Income before income taxes                  789         744
Applicable income taxes                       276         263
                                          ---------------------
  Net income                                 $513        $481
===============================================================

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $261 million at June 30, 1997. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.


                                                           PNC BANK CORP.  27

STATISTICAL INFORMATION


AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                            Six months ended June 30
                                                 -------------------------------------------------------------------------------
                                                                 1997                                    1996
Average balances in millions,                    -------------------------------------------------------------------------------
  interest in thousands                            Average                    Average      Average                   Average
Taxable-equivalent basis                          Balances     Interest     Yields/Rates  Balances     Interest    Yields/Rates
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                               $1,215     $43,864           7.22%     $1,205      $41,453          6.88%
   Securities
     U.S. Treasury, government
       agencies and corporations                      6,677     201,197           6.04      11,013      342,288          6.22
     Other debt                                       2,305      75,892           6.58       3,110      106,129          6.79
     Other                                              587      21,399           7.32         656       26,253          8.02
                                                    -----------------------              -------------------------
     Total securities                                 9,569     298,488           6.25      14,779      474,670          6.42
   Loans, net of unearned income
     Consumer
       Credit card                                    3,274     206,941          12.75         983       66,894         13.62
       Other consumer                                11,531     482,953           8.45      12,324      515,802          8.42
                                                    -----------------------              -------------------------
         Total consumer                              14,805     689,894           9.40      13,307      582,696          8.81
     Residential mortgage                            12,974     483,199           7.45      11,751      437,513          7.45
     Commercial                                      18,204     713,054           7.79      16,998      662,706          7.71
     Commercial real estate                           4,562     197,229           8.62       4,858      216,991          8.89
     Other                                            1,825      62,691           6.88       1,994       66,036          6.64
                                                    -----------------------              -------------------------
     Total loans, net of unearned income             52,370   2,146,067           8.20      48,908    1,965,942          8.02
     Other interest-earning assets                      860      25,661           6.02       1,138       34,812          6.15
                                                    -----------------------              -------------------------
     Total interest-earning assets/interest income   64,014   2,514,080           7.86      66,030    2,516,877          7.61
Noninterest-earning assets
   Allowance for credit losses                       (1,121)                                (1,234)
   Cash and due from banks                            2,906                                  3,146
   Other assets                                       4,763                                  4,145
                                                    ---------                            ------------
     Total assets                                   $70,562                                $72,087
                                                    ---------                            ------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                        $13,116     181,803           2.80     $12,630      165,341          2.63
     Savings                                          2,993      29,181           1.97       3,580       36,921          2.07
     Other time                                      17,689     472,475           5.38      18,523      496,088          5.38
     Deposits in foreign offices                      1,127      30,696           5.42         894       24,524          5.42
                                                    -----------------------              -------------------------
     Total interest-bearing deposits                 34,925     714,155           4.12      35,627      722,874          4.08
   Borrowed funds
     Bank notes and senior debt                       8,425     236,122           5.57       7,851      219,752          5.60
     Federal funds purchased                          3,272      89,601           5.52       3,896      104,429          5.39
     Repurchase agreements                              760      20,529           5.37       2,901       77,424          5.28
     Other borrowed funds                             4,827     141,887           5.88       3,299      102,133          6.23
     Subordinated debt                                1,351      53,922           7.98       1,359       54,231          7.99
                                                    -----------------------              -------------------------
     Total borrowed funds                            18,635     542,061           5.82      19,306      557,969          5.78
                                                    -----------------------              -------------------------
   Total interest-bearing
     liabilities/interest expense                    53,560   1,256,216           4.71      54,933    1,280,843          4.67
                                                    -----------------------              -------------------------
Noninterest-bearing liabilities, capital
   securities and shareholders' equity
   Demand and other noninterest-bearing deposits      9,550                                  9,838
   Accrued expenses and other liabilities             1,473                                  1,550
   Mandatorily redeemable capital
     securities of subsidiary trust                     421
   Shareholders' equity                               5,558                                  5,766
                                                    ---------                            ------------
     Total liabilities, capital securities and
       shareholders' equity                         $70,562                                $72,087
                                                    ----------------------------------------------------------------------------
Interest rate spread                                                              3.15                                   2.94
   Impact of noninterest-bearing liabilities                                       .77                                    .78
                                                              --------------------------              --------------------------
     Net interest income/margin                               $1,257,864          3.92%               $1,236,034         3.72%
================================================================================================================================

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


PNC BANK CORP.  28

-------------------------------------------------------------------------------------------------------------------------
           Second Quarter 1997                        First Quarter 1997                      Second Quarter 1996
-------------------------------------------------------------------------------------------------------------------------
  Average                     Average        Average                    Average       Average                  Average
 Balances        Interest   Yields/Rates    Balances       Interest   Yields/Rates   Balances     Interest   Yields/Rates
-------------------------------------------------------------------------------------------------------------------------
   $1,408         $25,894         7.36%       $1,019        $17,970         7.05%      $1,260      $21,725         6.90%

    6,375          95,834         6.02         6,982        105,363         6.05       11,206      172,885         6.18
    2,083          34,051         6.54         2,530         41,841         6.62        2,906       48,960         6.71
      597          10,733         7.20           577         10,666         7.45          628       12,773         8.15
----------------------------               --------------------------               ------------------------
    9,055         140,618         6.21        10,089        157,870         6.27       14,740      234,618         6.37


    3,502         106,348        12.18         3,043        100,593        13.22          979       33,845        13.83
   11,239         237,784         8.49        11,827        245,169         8.41       12,264      255,227         8.37
----------------------------               --------------------------               ------------------------
   14,741         344,132         9.36        14,870        345,762         9.39       13,243      289,072         8.78
   13,164         245,127         7.45        12,781        238,072         7.45       11,883      219,395         7.40
   18,494         363,388         7.77        17,916        349,666         7.81       17,190      331,768         7.64
    4,530          98,558         8.66         4,591         98,671         8.60        4,831      104,582         8.62
    1,884          33,327         7.08         1,764         29,364         6.67        2,044       33,711         6.48
----------------------------               --------------------------               ------------------------
   52,813       1,084,532         8.19        51,922      1,061,535         8.20       49,191      978,528         7.94
      925          13,522         5.86           795         12,139         6.20        1,165       17,417         6.01
----------------------------               --------------------------               ------------------------
   64,201       1,264,566         7.85        63,825      1,249,514         7.86       66,356    1,252,288         7.53

   (1,094)                                    (1,148)                                  (1,216)
    2,877                                      2,935                                    3,196
    4,837                                      4,689                                    4,104
---------------                            --------------                           ------------
  $70,821                                    $70,301                                  $72,440
---------------                            --------------                           ------------


  $13,270          94,394         2.85       $12,962         87,409         2.74      $12,635       80,422         2.56
    2,924          14,377         1.97         3,063         14,804         1.96        3,582       17,796         2.00
   17,656         238,928         5.43        17,721        233,547         5.34       18,407      243,554         5.32
    1,463          20,301         5.49           787         10,395         5.28          759       10,119         5.27
----------------------------               --------------------------               ------------------------
   35,313         368,000         4.18        34,533        346,155         4.06       35,383      351,891         4.00

    8,284         118,950         5.68         8,566        117,172         5.47        8,298      114,483         5.52
    3,474          48,693         5.62         3,068         40,908         5.38        3,550       46,423         5.26
      786          10,773         5.43           735          9,756         5.31        3,063       40,465         5.23
    4,780          70,615         5.91         4,874         71,272         5.86        3,451       51,980         6.06
    1,351          26,954         7.98         1,351         26,968         7.98        1,358       27,120         7.99
----------------------------               --------------------------               ------------------------
   18,675         275,985         5.88        18,594        266,076         5.76       19,720      280,471         5.69
----------------------------               --------------------------               ------------------------
   53,988         643,985         4.77        53,127        612,231         4.66       55,103      632,362         4.59
----------------------------               --------------------------               ------------------------

    9,501                                      9,600                                    9,996
    1,480                                      1,466                                    1,574


      492                                        350
    5,360                                      5,758                                    5,767
---------------                            --------------                           ------------
  $70,821                                    $70,301                                  $72,440
-------------------------------------------------------------------------------------------------------------------------
                                  3.08                                      3.20                                   2.94
                                   .76                                       .78                                    .78
                --------------------------                -------------------------              ------------------------
                 $620,581         3.84%                    $637,283         3.98%                 $619,926         3.72%
=========================================================================================================================


                                                           PNC BANK CORP.  29

QUARTERLY REPORT ON FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of July 31, 1997, PNC Bank Corp. had 307,029,630 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                              Page(s)
          -----------------------------------------------------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Statement of Income for the
            three months and six months ended June
            30, 1997 and 1996                               21
          Consolidated Balance Sheet as of June
            30, 1997 and December 31, 1996                  22
          Consolidated Statement of Cash Flows for
            the six months ended June 30, 1997
            and 1996                                        23
          Notes to Consolidated Financial
            Statements                                   24-27
          Average Consolidated Balance Sheet and
            Net Interest Analysis                        28-29
Item 2    Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                 2-20
---------------------------------------------------------------

PART II    OTHER INFORMATION

Item 4     Submission of Matters for a Vote of Security
             Holders

An annual meeting of shareholders of the Corporation was held on April 22, 1997, for the purpose of (a) electing 19 directors, (b) approving the PNC Bank Corp. 1997 Long-Term Incentive Award Plan, and (c) approving an amendment to the PNC Bank Corp. Employee Stock Purchase Plan.

All 19 nominees were elected and the votes cast for and against/withheld were as follows:

                                        Aggregate Votes
                                -------------------------------
Nominee                             For       Against/Withheld
---------------------------------------------------------------

Paul W. Chellgren                276,402,363        4,169,891
Robert N. Clay                   276,330,770        4,241,484
George A. Davidson, Jr.          276,357,739        4,214,515
David F. Girard-diCarlo          274,163,908        6,408,346
Dianna L. Green                  276,260,048        4,312,206
Carl G. Grefenstette             276,218,066        4,354,188
Bruce C. Lindsay                 276,316,654        4,255,600
W. Craig McClelland              276,282,556        4,289,698
Thomas Marshall                  276,199,969        4,372,285
Thomas H. O'Brien                276,185,331        4,386,923
Jackson H. Randolph              276,311,304        4,260,950
James E. Rohr                    276,339,306        4,232,948
Roderic H. Ross                  276,234,958        4,337,296
Vincent A. Sarni                 276,145,342        4,426,912
Garry J. Scheuring               276,184,059        4,388,195
Richard P. Simmons               276,265,639        4,306,615
Thomas J. Usher                  276,383,586        4,188,668
Milton A. Washington             276,321,909        4,250,345
Helge H. Wehmeier                276,342,817        4,229,437
===============================================================

The PNC Bank Corp. 1997 Long-Term Incentive Award Plan was approved, and the votes cast for, against or abstained and the number of broker non-votes were as follows:

---------------------------------------------------------------
Aggregate votes for:                               194,306,952
Aggregate votes against:                            51,532,000
Number of abstentions:                               3,872,126
Number of broker non-votes:                         30,861,176
===============================================================


PNC BANK CORP.  30

The amendment to the PNC Bank Corp. Employee Stock Purchase Plan was approved, and the votes cast for, against or abstained and the number of broker non-votes were as follows:

---------------------------------------------------------------
Aggregate votes for:                               236,980,029
Aggregate votes against:                             9,092,069
Number of abstentions:                               3,638,980
Number of broker non-votes:                         30,861,176
===============================================================

With respect to the above matters, holders of the Corporation's common and preferred stock voted together as a single class. The following table sets forth as of the February 24, 1997 record date the number of shares of each class of stock that was issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class:

                                     Number of
                          Voting        Shares
                          Rights      Entitled      Aggregate
Title of Class         Per Share       to Vote   Voting Power
---------------------------------------------------------------
Common Stock               1       322,038,350    322,038,350
$1.80 Cumulative
   Convertible
   Preferred Stock
   - Series A              8            16,258        130,064
$1.80 Cumulative
   Convertible
   Preferred Stock
   - Series B              8             4,452         35,616
$1.60 Cumulative
   Convertible
   Preferred Stock
   - Series C              4/2.4       325,610        542,683*
$1.80 Cumulative
   Convertible
   Preferred Stock
   - Series D              4/2.4       439,896        733,160*
                                                  -------------
   Total possible votes                           323,479,873*
===============================================================

* Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock is entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock is convertible.

Holders of the Corporation's 6,000,000 issued and outstanding shares of Fixed/Adjustable Rate Noncumulative Preferred Stock-Series F were not entitled to vote with respect to the matters presented at the meeting.


Item 6     Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form 10-Q:

  11     Calculation of Primary and Fully Diluted  Earnings Per
           Common Share
  12.1   Computation of Ratio of Earnings to Fixed Charges
  12.2   Computation  of Ratio of Earnings  to  Combined  Fixed
           Charges and Preferred Stock Dividends
  27     Financial Data Schedule
----------------------------------------------------------------

Copies of these Exhibits may be accessed electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to gdavies@usaor.net.

Since March 31, 1997, the Corporation filed the following current reports on Form 8-K:

Form 8-K dated as of April 15, 1997, reporting the Corporation's consolidated financial results for the three months ended March 31, 1997, filed pursuant to
Item 5.

Form 8-K dated as of July 9, 1997, reporting the public offering of $350 million of 67/8% subordinated notes due 2007, filed pursuant to Item 5.

Form 8-K dated as of July 16, 1997, reporting the Corporation's consolidated financial results for the three months and six months ended June 30, 1997, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 1997, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer


                                                           PNC BANK CORP.  31

CORPORATE INFORMATION

CORPORATE HEADQUARTERS

PNC Bank Corp.
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2707

INTERNET INFORMATION

World Wide Web at www.pncbank.com.

STOCK LISTING

PNC Bank Corp. common stock is traded on the New York Stock Exchange ("NYSE") under the symbol PNC.

FINANCIAL INFORMATION

Copies of the Corporation's filings with the Securities and Exchange Commission ("SEC"), including Exhibits thereto, may be obtained:

     Electronically at the SEC's home page at www.sec.gov.

     By writing to Glenn Davies, Vice President, Financial Reporting, at corporate headquarters.

     By calling (412) 762-1553 or via e-mail to gdavies@usaor.net.

INQUIRIES

Individual shareholders should contact: Shareholder Relations at 800-843-2206.

Analysts and institutional investors should contact:
William H. Callihan, Vice President, Investor Relations, at 412-762-8257 or invrela@pncmail.com.

News media representatives and others seeking general information should contact: Jonathan Williams, Vice President, Media Relations, at 412-762-4550 or pubrela@pncmail.com.


COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high, low and quarter-end closing sale prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                         Cash
                                                    Dividends
1997 Quarter         High           Low     Close    Declared
----------------------------------------------------------------
First              $45.000     $36.500     $40.000       $.37
Second              44.750      37.375      41.750        .37
                                                       ---------
   Total                                                 $.74
================================================================

                                                         Cash
                                                    Dividends
1996 Quarter         High         Low       Close    Declared
----------------------------------------------------------------
First              $32.625     $28.375     $30.750       $.35
Second              31.500      28.375      29.750        .35
Third               33.875      27.500      33.375        .35
Fourth              39.750      33.125      37.625        .37
                                                       ---------
   Total                                                $1.42
================================================================

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


PNC BANK CORP.  32