Form 10-Q
period 1997-09-30
PNC BANK CORP
filed 1997-11-14
CIK 713676

                                    PNC BANK CORP.

                         Quarterly Report on Form 10-Q
               For the quarterly period ended September 30, 1997

Page 1 represents a portion of the third quarter 1997 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 32.

Financial
     HIGHLIGHTS




                                                                           Three months ended             Nine months ended
                                                                              September 30                   September 30
                                                                       -------------------------------------------------------------
                                                                              1997           1996           1997             1996
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE (in thousands, except per share data)
Revenue
   Net interest income (taxable-equivalent basis)                         $627,431       $616,938     $1,885,295       $1,852,972
   Noninterest income                                                      445,650        348,374      1,304,173        1,006,521
   Total revenue                                                         1,073,081        965,312      3,189,468        2,859,493
Net income                                                                 261,595        233,953        786,979          720,323

Per common share
   Fully diluted earnings                                                      .83            .68           2.43             2.08
   Cash dividends declared                                                     .37            .35           1.11             1.05

SELECTED RATIOS
Return on
   Average common shareholders' equity                                       20.11%         16.16%         19.93%           16.71%
   Average assets                                                             1.47           1.34           1.49             1.35
Net interest margin                                                           3.89           3.85           3.91             3.77
After-tax profit margin                                                      24.38          24.24          24.67            25.19
Efficiency ratio                                                             59.51          61.68          60.00            60.34
Net charge-offs to average loans                                               .54            .30            .49              .29




                                                                       September 30       June 30    December 31     September 30
                                                                              1997           1997           1996             1996
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (in millions)

Assets                                                                     $71,828        $71,973        $73,260          $69,662
Earning assets                                                              64,208         64,297         65,439           62,533
Loans, net of unearned income                                               53,651         53,497         51,798           49,443
Securities                                                                   8,000          8,396         11,917           11,243
Deposits                                                                    44,788         45,216         45,676           45,430
Borrowed funds                                                              19,052         19,066         19,604           16,650
Shareholders' equity                                                         5,476          5,384          5,869            5,798
Common shareholders' equity                                                  5,161          5,068          5,553            5,781

CAPITAL RATIOS
Leverage                                                                      7.43%          7.35%          7.70%            7.18%
Risk-based
   Tier I                                                                     7.72           7.74           8.29             8.29
   Total                                                                     11.46          10.98          11.65            11.79
Common shareholders' equity to assets                                         7.18           7.04           7.58             8.30

ASSET QUALITY RATIOS
Nonperforming assets to loans and foreclosed assets                            .73            .83            .88             1.01
Allowance for credit losses to loans                                          1.91           2.01           2.25             2.33
Allowance for credit losses to nonperforming loans                          324.25         310.34         334.40           306.11

Book value per common share                                                 $16.92         $16.51         $17.13           $17.23
====================================================================================================================================




                                                              PNC BANK CORP. | 1

Financial
     REVIEW



This Financial Review should be read in conjunction with PNC Bank Corp. and subsidiaries' ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements included herein and the Corporate Financial Review and audited Consolidated Financial Statements included in the Corporation's 1996 Annual Report.

TABLE OF CONTENTS                                      Page
--------------------------------------------------------------
FINANCIAL REVIEW
   Overview                                              2
   Forward-Looking Statements                            4
   Line of Business Review                               5
   Consolidated Income Statement Review                 10
   Balance Sheet Review                                 13
   Risk Management                                      15
   Financial Derivatives                                19
   Third Quarter 1997 vs. Third Quarter 1996            21

CONSOLIDATED FINANCIAL STATEMENTS                       22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              25

AVERAGE CONSOLIDATED BALANCE SHEET AND
   NET INTEREST ANALYSIS                                30

QUARTERLY REPORT ON FORM 10-Q                           32

CORPORATE INFORMATION                                   33

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

SUMMARY FINANCIAL RESULTS Net income for the first nine months of 1997 was $787 million or $2.43 per fully diluted share compared with $720 million and $2.08, respectively, a year ago. Returns on average common shareholders' equity and average assets were 19.93% and 1.49% compared with 16.71% and 1.35%, respectively, a year ago.

Results for 1996 include a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding the SAIF assessment, earnings totaled $743 million or $2.15 per fully diluted share for the first nine months of 1996. On this basis, returns on average common shareholders' equity and average assets were 17.23% and 1.39%, respectively.

Total revenue for the first nine months of 1997 increased 11.5% compared with the same period in 1996 primarily due to noninterest income growth. Noninterest income increased to $1.3 billion for the first nine months of 1997, a 29.6% increase over the same period in 1996. The increase reflects growth in credit card, asset management, mutual fund servicing, corporate and consumer service fees and securitization income. Noninterest income represented 41% of total revenue compared with 35% in the first nine months of 1996. Taxable-equivalent net interest income increased $32 million for the first nine months of 1997 and the net interest margin widened 14 basis points to 3.91% compared with 3.77% in the prior-year period. These increases resulted from a higher-yielding earning asset mix which offset the impact of spread compression and lower deposit levels.

The provision for credit losses was $45 million for the first nine months of 1997. No provision was recorded in the prior-year period.

Operating expenses increased $189 million to $1.9 billion largely due to $123 million of incremental costs associated with AAA Financial Services and credit card-related initiatives. The efficiency ratio was 60.0% for the first nine months of 1997 compared with 60.3% a year ago.

Total assets were $71.8 billion at September 30, 1997. Average earning assets declined $1.2 billion in the period-to-period comparison to $64.0 billion, reflecting securities portfolio reduction partially offset by loan growth. Average securities declined $5.1 billion to $9.1 billion and represented 14.2% of average earning assets compared with 21.8% a year ago. Average loans increased $3.8 billion to $52.7 billion primarily due to higher credit card, residential mortgage and commercial loan outstandings. Loans represented 82.3% of average earning assets compared with 74.9% a year ago.



PNC BANK CORP. | 2

Asset quality and coverage ratios remained strong. The ratio of nonperforming assets to loans and foreclosed assets was .73% at September 30, 1997 compared with .88% at December 31, 1996 and 1.01% a year ago. The allowance for credit losses was 324% of nonperforming loans and 1.91% of total loans at September
30, 1997. Annualized net charge-offs for the first nine months of 1997 were
 .49% of average loans compared with .29% for the first nine months of 1996. The increase was primarily associated with higher credit card outstandings.

Shareholders' equity totaled $5.5 billion at September 30, 1997. The leverage ratio was 7.43% and Tier I and total risk-based capital ratios were 7.72% and 11.46%, respectively. As part of the Corporation's capital management initiatives, 23.8 million shares of common stock were repurchased during the first nine months of 1997.

BUSINESS STRATEGIES PNC Bank's strategies are focused on creating a more valuable earnings stream by reducing the reliance on wholesale investment activities and increasing earnings from banking activities with national distribution capability and more attractive growth characteristics.

Financial services providers today are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. Traditional loan and deposit activities face particularly challenging competitive pressures as both banks and nonbanks compete for customers with access to a broad array of banking, investment and capital markets products. Many of these traditional businesses have moderate growth expectations and require significant capital to support balance sheet leverage, which entails credit and interest rate risk.

PNC Bank is responding to these challenges by altering the business mix and investing in non-traditional businesses including Asset Management, Mutual Fund Servicing, Private Banking, Treasury Management and Capital Markets. These businesses are largely fee-based, less capital intensive and have superior growth outlooks on a national scale. More meaningful contributions from these businesses, coupled with disciplined management of traditional banking activities, have allowed PNC Bank to significantly alter the nature of the earnings stream.

CONSUMER BANKING contributed 47% of total line of business earnings in the first nine months of 1997. Consumer Banking is focused on expanding product distribution through cost efficient non-traditional delivery channels. Narrowing spreads on traditional products dictate employing cost efficient alternatives to deliver products to customers. Consumer preferences are changing as technological advances are transforming the delivery of products. Deposit activities are subject to pricing pressures and customer migration as banks and other financial services companies compete for consumer investment dollars. Through this transition, traditional retail branches are managed in conjunction with more automated distribution channels such as telebanking, automated teller machines and on-line banking through personal computers.

Through AAA Financial Services, the Corporation offers financial products and services to AAA's 34 million members nationwide. This initiative represents a unique opportunity to market and deliver consumer products and services largely through more efficient alternative distribution channels.

CORPORATE BANKING contributed 29% of total line of business earnings in the first nine months of 1997. Traditional spread-based lending requires high capital levels and is under intense competition from banks and nonbanks seeking opportunities to extend credit in a market with narrowing net interest spreads. In this environment, the focus is on aggressively managing capital to generate more appropriate returns and on expanding fee-based revenue by developing products and services as alternatives to spread-based businesses. These alternatives include syndication, treasury management, interest rate risk management and capital markets. Corporate Banking also offers a full range of leasing and commercial finance products.



                                                              PNC BANK CORP. | 3

Financial
     REVIEW




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

MORTGAGE BANKING remains a key national consumer business, with commodity-based pricing requiring an efficient infrastructure and increasingly higher origination and servicing volumes. A substantial portion of PNC Bank's origination activity is generated through the retail distribution network. Ongoing servicing and customer contact provide the opportunity to cross-sell other consumer products. The Mortgage Banking line of business is focused on geographically expanding the origination network and reducing costs by leveraging technology to enhance efficiency and service.

ASSET MANAGEMENT, with $127 billion in managed assets, is among the largest asset managers in the country. It is the second largest U.S. bank manager of mutual funds and the third largest mutual fund service provider. Asset Management's initiatives focus on expanding marketing and delivery channels for investment products and leveraging mutual fund servicing capabilities. PFPC Inc., the Corporation's mutual fund servicing business, specializes in providing institutional clients with custom designed products and custody, transfer agent, accounting and administrative services. Compass Capital Funds(SM) ("Compass"), PNC Bank's proprietary mutual fund family, with approximately $14 billion in assets, provides institutional and individual investors with a full range of equity, bond and money market investment options. The funds are offered to PNC Bank's retail customers and marketed nationally through agreements with over 75 brokerage firms.

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



PNC BANK CORP. | 4

LINE OF BUSINESS REVIEW

                                                                                                                      Return on
                                            Average Assets               Revenue               Earnings           Assigned Capital
Nine months ended September 30 -        -------------------------------------------------------------------------------------------
dollars in millions                         1997       1996        1997        1996        1997        1996       1997       1996
-----------------------------------------------------------------------------------------------------------------------------------
Consumer Banking                         $38,437    $39,108      $1,904      $1,727        $361        $403         21%         24%
Corporate Banking                         17,502     17,041         630         563         222         193         14          13
Real Estate Banking                        4,032      4,074         127         119          71          59         16          13
Mortgage Banking                          15,057     13,596         340         277          65          35         13           8
Asset Management                             687        568         299         242          56          45         37          36
                                        --------------------------------------------------------------------
   Total lines of business                75,715     74,387       3,300       2,928         775         735         18          18
Asset/liability management
     activities                           (8,581)    (6,468)        (52)        (37)        (59)        (32)
Provision for credit losses                                                                  83          40
SAIF assessment                                                                                         (22)
Other                                      3,434      3,315         (59)        (32)        (12)         (1)
                                        --------------------------------------------------------------------
   Total consolidated                    $70,568    $71,234      $3,189      $2,859        $787        $720         19%         17%
===================================================================================================================================


Financial results for PNC Bank's lines of business are derived from the Corporation's management accounting system.

The management accounting process uses various balance sheet and income statement allocations and transfers to evaluate business unit performance. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Line of business information is based on management accounting practices which conform to and support PNC Bank's management structure and is not necessarily comparable with similar information for any other financial services institution. Allocations and transfers change from time to time as the management accounting system is enhanced and business or product lines change.

The financial results presented herein reflect each line of business as if operated on a stand-alone basis. Securities or borrowings, and related interest rate spreads, have been assigned to each line of business based on the net asset or liability position. Consumer Banking was a net generator of funds and, accordingly, was assigned securities, while the other lines of business received an assignment of borrowings as net asset generators.

Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. Capital assignments are not equivalent to regulatory capital guidelines and the total capital assigned will differ from consolidated shareholders' equity.

Total line of business financial results differ from consolidated financial results primarily due to asset/liability management activities, different provision for credit loss methodologies and certain other unallocated items.

Asset/liability management activities reflect the residual of the assignment of wholesale assets and liabilities to the lines of business. These activities also include gains and losses on securities transactions and the impact of financial derivatives used for interest rate risk management. Provisions for credit losses are reflected as charges or credits to earnings to maintain line of business reserves.



                                                              PNC BANK CORP. | 5

Financial
     REVIEW



CONSUMER BANKING

                                                       Community Banking           Private Banking                  Total
Nine months ended September 30 -                    -------------------------------------------------------------------------------
dollars in millions                                     1997         1996          1997           1996          1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                   $1,213       $1,226           $81           $57         $1,294        $1,283
Noninterest income                                       398          254           212           190            610           444
                                                    -------------------------------------------------------------------------------
   Total revenue                                       1,611        1,480           293           247          1,904         1,727
Provision for credit losses                              188           70             3                          191            70
Noninterest expense                                      945          826           184           175          1,129         1,001
                                                    -------------------------------------------------------------------------------
   Pretax earnings                                       478          584           106            72            584           656
Income taxes                                             182          222            41            31            223           253
                                                    -------------------------------------------------------------------------------
   Earnings                                             $296         $362           $65           $41           $361          $403
                                                    -------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                                $17,111      $15,011        $2,437        $2,305        $19,548       $17,316
Assigned assets and other                             18,831       21,736            58            56         18,889        21,792
                                                    -------------------------------------------------------------------------------
   Total assets                                      $35,942      $36,747        $2,495        $2,361        $38,437       $39,108
                                                    -------------------------------------------------------------------------------

Net deposits                                         $33,655      $34,557        $1,646        $1,495        $35,301       $36,052
Assigned funds and other                                 257          221           593           608            850           829
Assigned capital                                       2,030        1,969           256           258          2,286         2,227
                                                    -------------------------------------------------------------------------------
   Total funds                                       $35,942      $36,747        $2,495        $2,361        $38,437       $39,108
                                                    -------------------------------------------------------------------------------

PERFORMANCE RATIOS

After-tax profit margin                                   18%          24%           22%           17%            19%           23%
Efficiency                                                59           56            63            71             59            58
Return on assigned capital                                20           25            34            21             21            24
===================================================================================================================================


The Consumer Banking line of business includes Community Banking which serves small business customers and consumers who use traditional branch and direct banking services, and Private Banking which provides affluent customers with competitive investment products as well as traditional trust, brokerage and retail financial services.

Consumer Banking management is focused on enhancing longer-term returns on assigned capital by employing more efficient alternative delivery systems across a broader geographic marketplace. These efforts are reflected in the aggressive pursuit of the AAA initiative.

Consumer Banking earnings contributed 47% of total line of business earnings in the first nine months of 1997 compared with 55% a year ago. Earnings for the first nine months of 1997 decreased $42 million or 10% due to lower Community Banking earnings, which declined $66 million or 18% to $296 million. The decline in Community Banking earnings was primarily due to costs associated with the AAA and credit card initiatives and lower deposit levels. Private Banking earnings increased 59% to $65 million for the first nine months of 1997 due to higher annuity and trust income and an increase in loans.

The initial phase of the AAA alliance requires significant investments to market products and services and acquire portfolios. In addition, credit card growth is accomplished, in part, by offering product incentives such as lower introductory interest rates. Net interest income and margin are adversely affected until the introductory period expires and the yields earned are reset to market rates. The AAA alliance resulted in a net loss of $44 million for the first nine months of 1997.

With respect to the AAA initiative, provisions for credit losses in connection with credit card growth as well as increased marketing and operating expenses are expected to exceed revenue growth during the start-up period. Overall, the AAA alliance is expected to result in a net loss in 1997 between $50 million and $60 million and current projections indicate the initiative will become profitable in the fourth quarter of 1998.

PNC BANK CORP. | 6

CORPORATE BANKING

                                                      Commercial Banking           Equity Management                 Total
Nine months ended September 30 -                   --------------------------------------------------------------------------------
dollars in millions                                    1997          1996         1997         1996            1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                    $414          $378                       $(2)           $414         $376
Noninterest income                                      158           127          $58           60             216          187
                                                   --------------------------------------------------------------------------------
   Total revenue                                        572           505           58           58             630          563
Provision for credit losses                               2           (11)                                        2          (11)
Noninterest expense                                     272           256            6            6             278          262
                                                   --------------------------------------------------------------------------------
   Pretax earnings                                      298           260           52           52             350          312
Income taxes                                            109            99           19           20             128          119
                                                   --------------------------------------------------------------------------------
   Earnings                                            $189          $161          $33          $32            $222         $193
                                                   --------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                               $16,511       $16,154          $65          $46         $16,576      $16,200
Other assets                                            707           663          219          178             926          841
                                                   --------------------------------------------------------------------------------
   Total assets                                     $17,218       $16,817         $284         $224         $17,502      $17,041
                                                   --------------------------------------------------------------------------------

Net deposits                                         $2,155        $1,908                                    $2,155       $1,908
Assigned funds and other                             12,976        12,938         $199         $157          13,175       13,095
Assigned capital                                      2,087         1,971           85           67           2,172        2,038
                                                   --------------------------------------------------------------------------------
   Total funds                                      $17,218       $16,817         $284         $224         $17,502      $17,041
                                                   --------------------------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                  33%           32%          56%          56%             35%          34%
Efficiency                                               48            51           10           10              44           47
Return on assigned capital                               12            11           52           64              14           13
===================================================================================================================================


The Corporate Banking line of business includes Commercial Banking, which serves large and middle market commercial customers with a specific focus on customers in certain specialized industries, and Equity Management, which makes venture capital investments.

Corporate Banking contributed 29% of total line of business earnings in the first nine months of 1997 compared with 26% in the same period of 1996. Earnings for the first nine months of 1997 increased $29 million or 15%.

The challenge in Corporate Banking is to improve returns on investment capital. This business traditionally relies on balance sheet leverage to generate returns. Traditional spread-based lending requires high capital levels and is under intense competition from banks and nonbanks. In this environment, PNC Bank is focused on generating appropriate returns for the level of balance sheet leverage employed and expanding fee-based revenue by developing products and services as alternatives to spread-based lending.

Commercial Banking earnings increased in the comparison primarily due to higher fee-based revenue driven by growth initiatives in treasury management and capital markets. Through the first nine months of 1997, 28% of total revenue was derived from fee-based sources compared with 25% last year. In addition, deposit balances, maintained as compensation for non-credit services, increased by 13% in the comparison. The benefit of these balances coupled with higher yielding loan growth contributed to the 10% increase in net interest income.

Management expects Commercial Banking revenue to be generated increasingly from fee-based sources such as treasury management, capital markets and corporate finance. Capital markets capabilities continue to be expanded to meet the changing needs of customers, including merger and acquisition advisory, private placement, interest rate risk management and leasing products and services. To enhance its product capability PNC Bank entered into a strategic alliance with Friedman, Billings, Ramsey Group, Inc., an institutional investment banking firm.


                                                              PNC BANK CORP. | 7

Financial
     REVIEW


REAL ESTATE BANKING

Nine months ended September 30 - dollars in millions         1997      1996
----------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                          $112      $110
Noninterest income                                             15         9
                                                         -------------------
   Total revenue                                              127       119
Provision for credit losses                                   (23)       (5)
Noninterest expense                                            35        29
                                                         -------------------
   Pretax earnings                                            115        95
Income taxes                                                   44        36
                                                         -------------------
   Earnings                                                   $71       $59
                                                         -------------------

AVERAGE BALANCE SHEET
Loans                                                      $3,941    $3,906
Other assets                                                   91       168
                                                         -------------------
   Total assets                                            $4,032    $4,074
                                                         -------------------

Net deposits                                                 $182      $167
Assigned funds and other                                    3,264     3,321
Assigned capital                                              586       586
                                                         -------------------
   Total funds                                             $4,032    $4,074
                                                         -------------------

PERFORMANCE RATIOS
After-tax profit margin                                        56%       49%
Efficiency                                                     27        25
Return on assigned capital                                     16        13
============================================================================

Real Estate Banking serves national, regional and local real estate developers, owners, property managers and mortgage bankers by providing credit products, capital markets financing and treasury management and other operational services.

Real Estate Banking contributed 9% of total line of business earnings in the first nine months of 1997 compared with 8% in the year-earlier period. Earnings increased $12 million or 20% in the comparison as a result of improved credit quality and a 7% increase in revenue driven primarily by commercial mortgage securitization fees.

Real Estate Banking traditionally relies on balance sheet leverage and requires significant levels of assigned capital. Key strategies in this line of business focus on expanding fee-based services such as treasury management, loan syndication, commercial mortgage-backed securitizations, private debt placements and interest rate risk management.

MORTGAGE BANKING

Nine months ended September 30 - dollars in millions        1997      1996
---------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                         $174      $147
Noninterest income                                           166       130
                                                        -------------------
   Total revenue                                             340       277
Provision for credit losses                                    8        11
Noninterest expense                                          226       210
                                                        -------------------
   Pretax earnings                                           106        56
Income taxes                                                  41        21
                                                        -------------------
   Earnings                                                  $65       $35
                                                        -------------------

AVERAGE BALANCE SHEET
Loans                                                    $12,497   $11,411
Other assets                                               2,560     2,185
                                                        -------------------
   Total assets                                          $15,057   $13,596
                                                        -------------------

Net deposits                                              $2,080    $2,327
Assigned funds and other                                  12,294    10,670
Assigned capital                                             683       599
                                                        -------------------
   Total funds                                           $15,057   $13,596
                                                        -------------------

PERFORMANCE RATIOS

After-tax profit margin                                       19%       13%
Efficiency                                                    67        76
Return on assigned capital                                    13         8
===========================================================================

Mortgage Banking activities include acquisition, origination, securitization and servicing of residential mortgages, as well as retention of selected loans in the portfolio.

Mortgage Banking contributed 8% of total line of business earnings in the first nine months of 1997 compared with 5% a year ago. Earnings increased $30 million or 86% primarily due to higher income from securitization activities and increased net interest income from growth in the residential mortgage portfolio.

The increase in noninterest expense reflects higher mortgage servicing rights ("MSR") amortization partially offset by benefits of technology-related efficiencies in the loan origination and servicing functions. Excluding the effect of significant noncash expense items, particularly MSR amortization, cash returns currently exceed the Corporation's required return for this line of business.

PNC BANK CORP. | 8

MORTGAGE SERVICING PORTFOLIO

In millions                                    1997       1996
---------------------------------------------------------------
January 1                                   $39,543    $37,299
   Originations                               4,068      4,245
   Purchases                                  1,917      3,737
   Repayments                                (4,437)    (4,717)
   Sales                                       (122)      (133)
                                           --------------------
     September 30                           $40,969    $40,431
===============================================================

During the first nine months of 1997, the Corporation funded $4.1 billion of residential mortgages with 69% representing new financings. The comparable amounts were $4.2 billion and 69%, respectively, in the first nine months of 1996. At September 30, 1997, the mortgage servicing portfolio totaled $41.0 billion, including $31.3 billion of loans serviced for others, had a weighted-average coupon of 7.96% and an estimated fair value of $455 million. Capitalized MSR totaled $359 million at September 30, 1997 compared with $322 million a year ago.

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


ASSET MANAGEMENT

                                                            Investment          Mutual Fund
                                                            Management           Servicing            Total
Nine months ended September 30 -                       ------------------------------------------------------------
dollars in millions                                      1997       1996       1997      1996     1997      1996
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Advisory, processing and other fee income                $187       $150       $104       $88     $291      $238
Net interest income                                         3         (2)         5         6        8         4
                                                       ------------------------------------------------------------
   Total revenue                                          190        148        109        94      299       242
Operating expenses                                        136        111         70        58      206       169
                                                       ------------------------------------------------------------
   Pretax earnings                                         54         37         39        36       93        73
Income taxes                                               22         14         15        14       37        28
                                                       ------------------------------------------------------------
   Earnings                                               $32        $23        $24       $22      $56       $45
                                                       ------------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                    17%        16%        22%       24%      19%       19%
Efficiency                                                 71         75         64        61       69        69
Return on assigned capital                                 32         28         47        54       37        36
===================================================================================================================

The Asset Management line of business includes Investment Management, which provides liquidity, fixed income, and equity advisory services to institutional, family wealth and retail clients, and Mutual Fund Servicing, which provides accounting, administration, transfer and custody services to financial institutions and integrated banking services to the brokerage community.

Asset Management contributed 7% of total line of business earnings in the first nine months of 1997 compared with 6% in the year-earlier period. Earnings increased $11 million or 24% in the comparison. Fee income increased 22% due to an increase in assets under administration driven by new business and market appreciation. Operating expenses increased primarily due to incremental costs associated with servicing new business and higher compensation commensurate with revenue growth.

Revenue from Investment Management and Mutual Fund Servicing is included in Asset Management. Revenue from marketing asset management products and services to consumers is included in the Consumer Banking line of business, primarily Private Banking. The following table sets forth revenue and earnings included in each line of business.

ASSET MANAGEMENT REVENUE AND EARNINGS

Nine months ended September 30 -
in millions                                  Revenue   Earnings
---------------------------------------------------------------
1997
Asset Management                                $299       $56
Consumer Banking                                 166        41
                                            -------------------
   Total                                        $465       $97
---------------------------------------------------------------

1996
Asset Management                                $242       $45
Consumer Banking                                 149        37
                                            -------------------
   Total                                        $391       $82
===============================================================


                                                              PNC BANK CORP. | 9

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

Assets under administration increased $75 billion in the year-to-year comparison to $386 billion at September 30, 1997. Managed assets totaled $127 billion at September 30, 1997 compared with $105 billion a year ago.

COMPOSITION OF MANAGED ASSETS

September 30                                  1997      1996
---------------------------------------------------------------
Fixed income                                    44%       46%
Equity                                          29        26
Liquidity management                            27        28
===============================================================

PFPC Inc., the Corporation's mutual fund servicing operation, specializes in providing institutional customers with custom designed products and custody, transfer agent, accounting and administrative services. Information with respect to assets and accounts serviced follows.

September 30                                    1997      1996
---------------------------------------------------------------
Assets (billions)
   Custody                                      $212      $187
   Accounting/administration                     175       121
---------------------------------------------------------------
Accounts (millions)
   Shareholder                                   4.2       4.2
   Checking and credit/debit card                2.0       1.6
===============================================================



CONSOLIDATED INCOME STATEMENT REVIEW

Highlights of the consolidated results of operations for the first nine months of 1997 and 1996 were as follows:

INCOME STATEMENT HIGHLIGHTS

 Nine months ended September 30 - in millions         1997      1996   Change
------------------------------------------------------------------------------
 Net interest income
   (taxable-equivalent basis)                       $1,885    $1,853      $32
 Provision for credit losses                            45                 45
 Noninterest income before
   net securities gains                              1,277       992      285
 Net securities gains                                   27        15       12
 Noninterest expense                                 1,914     1,725      189
 Income taxes                                          422       387       35
 Net income                                            787       720       67
==============================================================================

Taxable-equivalent net interest income increased $32 million for the first nine months of 1997 and the net interest margin widened 14 basis points to 3.91% compared with 3.77% in the prior-year period. These increases resulted from a higher-yielding earning asset mix which offset the impact of spread compression and lower deposit levels. Average securities declined $5.1 billion to $9.1 billion for the first nine months of 1997 while average loans increased $3.8 billion to $52.7 billion.


PNC BANK CORP. | 10

NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                       Average Balances            Interest Income/Expense          Average Yields/Rates
Nine months ended September 30 -         ------------------------------------------------------------------------------------------
dollars in millions                          1997      1996    Change       1997     1996    Change       1997      1996    Change
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Securities                              $9,113   $14,214   $(5,101)      $426     $684    $(258)        6.23%    6.41%   (18) bp
   Loans, net of unearned income
     Consumer
       Credit card                          3,475       991     2,484        329      102      227        12.68    13.79   (111)
       Other consumer                      11,352    12,231      (879)       719      771      (52)        8.47     8.42      5
                                         -----------------------------    --------------------------
         Total consumer                    14,827    13,222     1,605      1,048      873      175         9.45     8.82     63
     Residential mortgage                  13,152    11,944     1,208        735      669       66         7.45     7.47     (2)
     Commercial                            18,268    16,997     1,271      1,077      995       82         7.77     7.69      8
     Commercial real estate                 4,536     4,809      (273)       297      322      (25)        8.63     8.88    (25)
     Other                                  1,868     1,853        15         96       92        4         6.90     6.63     27
                                         -----------------------------    --------------------------
     Total loans, net of unearned
       income                              52,651    48,825     3,826      3,253    2,951      302         8.21     8.02     19
   Other interest-earning assets            2,229     2,157        72        113      106        7         6.75     6.54     21
                                         -----------------------------    --------------------------
     Total interest-earning assets/
       interest income                     63,993    65,196    (1,203)     3,792    3,741       51         7.87     7.62     25
Noninterest-earning assets                  6,575     6,038       537
                                         -----------------------------
     Total assets                         $70,568   $71,234     $(666)
                                         =============================
Interest-bearing liabilities
   Deposits
     Demand and money market              $13,318   $12,588      $730        286      247       39         2.87     2.62     25
     Savings                                2,919     3,522      (603)        43       54      (11)        1.97     2.04     (7)
     Other time                            17,570    18,410      (840)       711      739      (28)        5.41     5.36      5
     Deposits in foreign offices            1,127       828       299         47       34       13         5.49     5.37     12
                                         -----------------------------    --------------------------
     Total interest-bearing deposits       34,934    35,348      (414)     1,087    1,074       13         4.16     4.06     10
   Borrowed funds                          18,584    18,719      (135)       820      814        6         5.84     5.74     10
                                         -----------------------------    --------------------------
     Total interest-bearing
       liabilities/ interest expense       53,518    54,067      (549)     1,907    1,888       19         4.74     4.64     10
                                                                          --------------------------    ---------------------------
Noninterest-bearing liabilities,
   capital securities and                  17,050    17,167      (117)
   shareholders' equity                  -----------------------------
     Total liabilities and
       shareholders' equity               $70,568   $71,234     $(666)
                                         =============================
Interest rate spread                                                                                       3.13     2.98     15
Impact of noninterest-bearing sources                                                                       .78      .79     (1)
                                                                                                        ---------------------------
     Net interest income/margin                                            $1,885   $1,853     $32         3.91%    3.77%    14 bp
===================================================================================================================================


Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Portfolio size, composition and related yields earned have a significant impact on net interest income and margin. In the first nine months of 1997, average loans comprised 82.3% of average earning assets compared to 74.9% for the same period last year. A higher percentage of loans in the earning asset base coupled with growth in higher yielding asset categories, predominantly credit card, positively impacted net interest income and margin. These positive impacts were partially offset by declining spreads primarily attributable to competitive pressures on certain loan and deposit products. Funding cost is affected by the composition of and rates paid on various funding sources. Average deposits comprised 63.1% and 63.5% of PNC Bank's total sources of funding for the nine months ended September 30, 1997 and 1996, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $45 million in the first nine months of 1997. No provision was recorded in the prior-year period. PNC Bank's loan portfolio is comprised of an increasingly larger proportion of consumer loans, primarily credit cards, which have inherently higher charge-offs. Accordingly, the Corporation anticipates it will continue to record higher provisions for credit losses.


                                                             PNC BANK CORP. | 11

Financial
     REVIEW


NONINTEREST INCOME

                                                  Change
Nine months ended September 30 -           -------------------
dollars in millions           1997   1996   Amount    Percent
--------------------------------------------------------------
Asset management
   Asset management and
     trust                    $332   $280       $52      18.6%
   Mutual fund servicing       104     88        16      18.2
                            ------------------------
     Total asset
       management              436    368        68      18.5
Service fees
   Deposit                     239    212        27      12.7
   Credit card and
     merchant services          65     15        50        NM
   Corporate finance and
     capital markets            56     49         7      14.3
   Consumer services            55     45        10      22.2
   Brokerage                    40     41        (1)     (2.4)
   Insurance                    29     21         8      38.1
   Other                        36     25        11      44.0
                            ------------------------
     Total service fees        520    408       112      27.5
Mortgage banking
   Servicing                    86     89        (3)     (3.4)
   Marketing                    23     15         8      53.3
   Sale of servicing             2      2
                            ------------------------
     Total mortgage banking    111    106         5       4.7
Other                          210    110       100      90.9
                            ------------------------
Total noninterest income
   before net
   securities gains          1,277    992       285      28.7
Net securities gains            27     15        12      80.0
                             -----------------------
   Total                    $1,304 $1,007      $297      29.5%
==============================================================

Noninterest income before net securities gains totaled $1.3 billion in the first nine months of 1997, a 28.7% increase compared with the same period a year ago.

Strong asset management and service fee growth reflects the strategic emphasis on expanding fee-based revenue. Asset management benefited from new business and market appreciation. Service fees exhibited strong growth in nearly all categories. Deposit fees increased $27 million due to a revised fee structure and higher treasury management revenue. Credit card and merchant services fees increased $50 million, reflecting credit card portfolio growth and the July 1996 termination of a third party alliance.

Mortgage banking revenue grew primarily due to higher income from securitization activities. Mortgage originations were $4.1 billion in the first nine months of 1997 compared with $4.2 billion in the same period of 1996.

Other noninterest income increased in the comparison primarily due to asset securitization income of $55 million.

NONINTEREST EXPENSE

                                                   Change
Nine months ended September 30 -             -------------------
dollars in millions           1997     1996  Amount    Percent
----------------------------------------------------------------
Staff expense
   Compensation               $739     $695      $44       6.3%
   Employee benefits           157      146       11       7.5
                            -------------------------
     Total staff expense       896      841       55       6.5
Net occupancy                  140      147       (7)     (4.8)
Equipment                      132      128        4       3.1
Goodwill amortization           40       39        1       2.6
Other amortization              78       42       36      85.7
Taxes other than income         43       41        2       4.9
Distributions on
   capital securities           30                30     100.0
Other                          555      487       68      14.0
                            -------------------------
   Total                    $1,914   $1,725     $189      11.0%
================================================================

Noninterest expense increased $189 million to $1.9 billion in the first nine months of 1997 primarily due to $123 million of incremental costs associated with AAA and credit card-related initiatives. Higher incentive compensation commensurate with revenue growth and the cost of trust preferred capital securities also contributed to the increase. Average full-time equivalent employees totaled 24,640 in the first nine months of 1997 compared with 25,200 in the year-earlier period. The efficiency ratio was 60.0% compared with 60.3% a year ago.

The Corporation has been working to ensure its computer systems will function properly in the year 2000. Given the Corporation's common technology infrastructure, the total cost expected from 1997 through 1999 to become year 2000 compliant is approximately $30 million.

PNC BANK CORP. | 12

BALANCE SHEET REVIEW

AVERAGE BALANCE SHEET Average assets and average earning assets were $70.6 billion and $64.0 billion, respectively, for the nine months ended September 30, 1997 compared with $71.2 billion and $65.2 billion, respectively, in the year-earlier period. Average securities declined to 14.2% of average earning assets from 21.8% in the prior-year period. Average loans increased to 82.3% of average earning assets from 74.9% in the year-earlier period. Average deposits declined 1.5% reflecting continued customer migration to higher-yielding investment products. The decline in shareholders' equity is due to common share repurchases.

AVERAGE BALANCE SHEET HIGHLIGHTS

                                                  Change
Nine months ended September 30 -           --------------------
dollars in millions      1997        1996    Amount    Percent
---------------------------------------------------------------
Assets                 $70,568    $71,234     $(666)     (0.9)%
Earning assets          63,993     65,196    (1,203)     (1.8)
Loans, net of
   unearned income      52,651     48,825     3,826       7.8
Securities               9,113     14,214    (5,101)    (35.9)
Deposits                44,519     45,214      (695)     (1.5)
Borrowed funds          18,584     18,719      (135)     (0.7)
Shareholders' equity     5,498      5,766      (268)     (4.6)
===============================================================

PERIOD-END BALANCE SHEET Total assets declined $1.4 billion since year-end 1996 primarily due to securities portfolio reduction that was partially offset by loan growth.

PERIOD-END BALANCE SHEET HIGHLIGHTS

                            September 30   December 31
In millions                         1997          1996    Change
-----------------------------------------------------------------
Assets                           $71,828       $73,260   $(1,432)
Loans, net of
   unearned income                53,651        51,798     1,853
Securities                         8,000        11,917    (3,917)
Deposits                          44,788        45,676      (888)
Borrowed funds                    19,052        19,604      (552)
Shareholders' equity               5,476         5,869      (393)
=================================================================


LOANS Loans outstanding increased $1.9 billion from year-end 1996 to $53.7 billion at September 30, 1997. Loan portfolio composition continues to be geographically diversified among numerous industries and types of businesses. The credit card portfolio increased 39.1% due to AAA and other marketing initiatives. Growth in residential mortgages and commercial loans were partially offset by reductions in indirect automobile lending and $1.0 billion of student loan securitizations.

LOANS

                                       September 30     December 31
In millions                                    1997            1996
--------------------------------------------------------------------
Consumer
   Home equity                               $4,805          $4,569
   Automobile                                 3,400           3,731
   Credit card                                3,861           2,776
   Student                                    1,088           1,725
   Other                                      1,913           2,067
                                          --------------------------
     Total consumer                          15,067          14,868
Residential mortgage                         13,064          12,703
Commercial
   Manufacturing                              4,228           3,718
   Retail/Wholesale                           3,290           3,243
   Service providers                          2,417           2,359
   Real estate related                        1,614           1,452
   Communications                             1,156           1,239
   Health care                                1,385           1,207
   Financial services                           904             708
   Other                                      4,094           4,136
                                          --------------------------
     Total commercial                        19,088          18,062
Commercial real estate
   Mortgage                                   2,374           2,467
   Medium-term financing                      1,027           1,312
   Construction and development               1,132             845
                                          --------------------------
     Total commercial real estate             4,533           4,624
Lease financing and other                     2,281           1,926
Unearned income                                (382)           (385)
                                          --------------------------
   Total, net of unearned income            $53,651         $51,798
====================================================================

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $4.2 billion and $4.4 billion at September 30, 1997 and December 31, 1996, respectively.

                                                             PNC BANK CORP. | 13

Financial
     REVIEW


NET UNFUNDED COMMITMENTS

                                     September 30 December 31
In millions                                  1997        1996
-------------------------------------------------------------
Credit card                               $15,793     $13,505
Other consumer                              3,330       3,741
Residential mortgage                        1,774         511
Commercial                                 29,448      27,087
Commercial real estate                      1,098         764
Other                                         722         849
                                         ----------------------
   Total                                  $52,165     $46,457
===============================================================

Net outstanding letters of credit totaled $4.9 billion and $4.5 billion at September 30, 1997 and December 31, 1996, respectively, and consist primarily of standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES The securities portfolio declined $3.9 billion from year-end 1996 to $8.0 billion at September 30, 1997. The expected weighted-average life of the securities portfolio was 2 years and 9 months at September 30, 1997 compared with 2 years and 11 months at year-end 1996.

SECURITIES AVAILABLE FOR SALE

                        September 30, 1997  December 31, 1996
                      -----------------------------------------
                       Amortized      Fair  Amortized      Fair
In millions                 Cost     Value       Cost     Value
---------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government
    agencies              $1,658    $1,662     $3,238    $3,237
   Mortgage backed         4,744     4,673      6,301     6,176
   Asset backed            1,002     1,006      1,609     1,615
   State and municipal       180       187        218       227
   Other debt                 32        32        100       105
Corporate stocks and
   other                     436       440        554       557
                          -------------------------------------
   Total                  $8,052    $8,000    $12,020   $11,917
===============================================================

Securities available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses are reflected in the results of operations and include gains or losses on associated financial derivatives. During the first nine months of 1997, $7.3 billion of securities were sold at a $27 million net gain.

The notional values of financial derivatives designated to securities available for sale were $2.4 billion and $5.5 billion at September 30, 1997 and December 31, 1996, respectively. The net fair values of such financial derivatives, which are reflected in the preceding table, were less than $1 million in both periods.

FUNDING SOURCES Deposits decreased 1.9% to $44.8 billion at September 30, 1997 compared with $45.7 billion at year-end 1996. Borrowed funds declined $552 million in the comparison reflecting reduced wholesale funding related to the downsized securities portfolio. During the third quarter of 1997, the Corporation diversified its funding base by initiating a $2.5 billion Euro medium-term bank note program. The Corporation issued approximately $514 million of bank notes under this program subsequent to quarter end.

FUNDING SOURCES

                                      September 30    December 31
In millions                                   1997           1996
------------------------------------------------------------------
Deposits
   Demand, savings and money market        $26,321        $27,027
   Time                                     17,098         17,803
   Foreign                                   1,369            846
                                         -------------------------
     Total deposits                         44,788         45,676
Borrowed funds
   Bank notes and senior debt               10,469          8,093
   Federal funds purchased                   1,739          3,933
   Repurchase agreements                       889            645
   Other borrowed funds                      4,257          5,576
   Subordinated debt                         1,698          1,357
                                         -------------------------
     Total borrowed funds                   19,052         19,604
                                         -------------------------
       Total                               $63,840        $65,280
==================================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. The minimum regulatory capital ratios are 4% for Tier I risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as well capitalized, regulators require banks to maintain capital ratios of at least 6% for Tier I risk-based, 10% for total risk-based and 5% for leverage.


PNC BANK CORP. | 14

At September 30, 1997, the capital ratios of the Corporation and each bank subsidiary met the well capitalized capital ratio requirements.

RISK-BASED CAPITAL

                                       September 30   December 31
Dollars in millions                            1997          1996
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                  $5,161        $5,553
     Preferred                                  315           316
   Trust preferred capital securities           650           350
   Goodwill and other                          (984)       (1,003)
   Net unrealized securities losses              35            67
                                         -------------------------
     Tier I risk-based capital                5,177         5,283
   Subordinated debt                          1,668         1,343
   Eligible allowance for credit losses         840           801
                                         -------------------------
     Total risk-based capital                $7,685        $7,427
                                         =========================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments          $67,087       $63,761
   Average tangible assets                   69,656        68,597
                                         =========================
Capital ratios
   Tier I risk-based                           7.72%         8.29%
   Total risk-based                           11.46         11.65
   Leverage                                    7.43          7.70
==================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In May 1997, the Corporation issued $300 million of 8.315% mandatorily redeemable capital securities which qualify as Tier I capital. During the third quarter of 1997, the Corporation issued $350 million of 6 7/8% subordinated notes that qualify as Tier II capital.

During the first nine months of 1997, PNC Bank repurchased 23.8 million shares of common stock. In April 1997, the Corporation's board of directors authorized the repurchase of up to 15 million shares of common stock through March 31, 1998. Approximately 7.5 million shares remain under this authorization.

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, liquidity and interest rate risk. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

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

NONPERFORMING ASSETS

                                       September 30   December 31
Dollars in millions                            1997          1996
------------------------------------------------------------------
Nonaccrual loans
   Commercial                                  $142          $156
   Commercial real estate
     Mortgage                                    94           109
     Project                                     28            25
   Consumer                                       6             6
   Residential mortgage                          45            51
                                            ----------------------
     Total nonaccrual loans                     315           347
Restructured loans                                2             2
                                            ----------------------
     Total nonperforming loans                  317           349
Foreclosed assets
   Commercial real estate                        37            71
   Residential mortgage                          23            22
   Other                                         17            17
                                            ----------------------
     Total foreclosed assets                     77           110
                                            ----------------------
     Total nonperforming assets                $394          $459
                                            ======================
Nonperforming loans to loans                    .59%          .67%
Nonperforming assets to loans and
   foreclosed assets                            .73           .88
Nonperforming assets to assets                  .55           .63
==================================================================

At September 30, 1997, $78 million of nonperforming loans were current as to principal and interest compared with $80 million at December 31, 1996.


                                                             PNC BANK CORP. | 15

Financial
     REVIEW

CHANGE IN NONPERFORMING ASSETS
In millions                                  1997         1996
---------------------------------------------------------------
January 1                                    $459         $536
Transferred from accrual                      232          346
Returned to performing                        (20)         (36)
Principal reductions                         (154)        (192)
Sales                                         (73)        (101)
Charge-offs and valuation adjustments         (50)         (52)
                                          ---------------------
   September 30                              $394         $501
===============================================================

ACCRUING LOANS
   PAST DUE 90 DAYS OR MORE

                                    Amount             Percent of Loans
                              ----------------------------------------------
                        September 30 December 31  September 30   December 31
Dollars in millions             1997        1996          1997          1996
----------------------------------------------------------------------------
Consumer
   Guaranteed
     student                     $30         $51          2.73%       2.95%
   Credit cards                   57          43          1.46        1.56
   Other                          33          46           .34         .45
                                -----------------
     Total consumer              120         140           .81         .96
Residential mortgage              62          58           .47         .46
Commercial                        69          34           .36         .19
Commercial real
   estate                         38          12           .85         .26
                                -----------------
   Total                        $289        $244           .54         .47
============================================================================

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

ALLOWANCE FOR CREDIT LOSSES

In millions                                  1997         1996
---------------------------------------------------------------
January 1                                  $1,166       $1,259
Charge-offs                                  (280)        (168)
Recoveries                                     88           61
                                          ---------------------
   Net charge-offs                           (192)        (107)
Provision for credit losses                    45
Acquisitions                                    8
                                          ---------------------
   September 30                            $1,027       $1,152
===============================================================

The allowance as a percent of nonperforming loans and period-end loans was 324% and 1.91%, respectively, at September 30, 1997. The comparable year-end 1996 amounts were 334% and 2.25%, respectively.

CHARGE-OFFS AND RECOVERIES

Nine months ended                               Net  Percent of
September 30 -            Charge-           Charge-    Average
dollars in millions         offs Recoveries    offs      Loans
---------------------------------------------------------------
1997

Consumer
   Credit card              $154      $20      $134      5.16%
   Other                      80       27        53       .62
                           --------------------------
     Total consumer          234       47       187      1.69
Residential mortgage           8        1         7       .07
Commercial                    31       34        (3)     (.02)
Commercial real estate         7        6         1       .03
                           --------------------------
   Total                    $280      $88      $192       .49
---------------------------------------------------------------

1996

Consumer
   Credit card               $43       $5       $38      5.12%
   Other                      73       26        47       .52
                           --------------------------
     Total consumer          116       31        85       .86
Residential mortgage           7        1         6       .07
Commercial                    36       22        14       .11
Commercial real estate         9        7         2       .06
                           --------------------------
   Total                    $168      $61      $107       .29
===============================================================

Consumer net charge-offs increased $102 million in the comparison primarily due to higher outstandings associated with purchased credit card portfolios.

LIQUIDITY RISK Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and to invest in strategic initiatives. Liquidity risk represents the possibility the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates to satisfy such obligations or investments in strategic initiatives.


PNC BANK CORP. | 16

Liquidity risk is managed through the coordination of the expected maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or asset securitizations. The ability to raise funds in the capital markets depends, among other factors, on credit ratings, market conditions, capital considerations, and investor demand.

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At September 30, 1997, such assets totaled $13.9 billion, with $5.2 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At September 30, 1997, approximately $5.4 billion of residential mortgages were available as collateral for borrowings from the FHLB.

During the first nine months of 1997, cash and due from banks decreased $556 million to $3.5 billion compared with a decrease of $68 million during the year-earlier period. Net cash provided by operating activities increased $419 million in the comparison. Net cash provided by investing activities decreased $3.2 billion to $1.5 billion primarily due to funding loan originations. Net cash used by financing activities totaled $2.7 billion in the first nine months of 1997 compared with $4.9 billion used a year earlier.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $268 million at September 30, 1997. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. In July 1997, PNC Bank issued $350 million of subordinated notes. The Corporation also has unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities. In addition, the Corporation had a $500 million unused line of credit.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debtholders and others. The impact of replacing maturing liabilities is reflected in the income simulation model results used in the Corporation's overall asset/liability management process.

INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's normal business activities of extending loans and taking deposits. Many factors, including interest rate movements, economic and financial conditions, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Financial derivatives, primarily interest rate swaps and purchased interest rate caps and floors, are used to alter the interest rate characteristics of assets and liabilities. For example, receive-fixed interest rate swaps effectively convert variable-rate assets to fixed-rate assets.



                                                             PNC BANK CORP. | 17

Financial
     REVIEW



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

The Corporation's guidelines provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model, the Corporation was within these guidelines at September 30, 1997.

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

A cumulative asset-sensitive gap position indicates assets are expected to reprice more quickly than liabilities. Alternatively, a cumulative liability-sensitive gap position indicates liabilities are expected to reprice more quickly than assets. The Corporation's limit for the cumulative one-year gap position is 10% of earning assets. At September 30, 1997, the cumulative liability sensitivity of the one-year gap position was 1.0%.



PNC BANK CORP. | 18

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

The following table sets forth changes in off-balance-sheet financial derivatives used for interest rate risk management and mortgage banking activities during the first nine months of 1997.


FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                   Weighted
                                                                                                                    Average
1997 - dollars in millions                    January 1    Additions    Maturities Terminations  September 30      Maturity
----------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                              $7,003        $1,578         $(373)     $(3,630)      $4,578    1 yr. 9 mo.
     Pay fixed                                     602                         (79)                      523    2 yr. 3 mo.
     Basis swaps                                   335           466                                     801    3 yr. 8 mo.
   Interest rate caps                            5,813           299        (3,221)                    2,891          8 mo.
   Interest rate floors                          2,500         1,084            (1)                    3,583    1 yr. 8 mo.
                                              ---------------------------------------------------------------
     Total interest rate risk management        16,253         3,427        (3,674)      (3,630)      12,376    1 yr. 8 mo.
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                 395         6,657        (5,237)                    1,815          2 mo.
     Commitments to sell loans                     894         6,775        (5,874)                    1,795          2 mo.
   Interest rate floors - MSR                    1,050           670                       (250)       1,470    4 yr. 5 mo.
                                              ---------------------------------------------------------------
   Total mortgage banking activities             2,339        14,102       (11,111)        (250)       5,080
                                              ---------------------------------------------------------------
     Total                                     $18,592       $17,529      $(14,785)     $(3,880)     $17,456
============================================================================================================================


During the first nine months of 1997, financial derivatives used in interest rate risk management reduced net interest income by $8 million compared with $11 million in the year-earlier period.

At September 30, 1997, $12 million of net deferred losses on terminated derivative contracts are being amortized over a remaining period of approximately 7 months.


                                                             PNC BANK CORP. | 19

Financial
     REVIEW



The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve.

FINANCIAL DERIVATIVES

                                                                                                     Forward Yield Curve
                                                                Notional        Estimated        ---------------------------
September 30, 1997 - dollars in millions                           Value        Fair Value           Paid     Received
----------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                          $2,720              $38             5.76%         6.52%
       Pay fixed designated to loans                                 473               (4)            7.15          5.93
       Basis swaps designated to other earning assets                336                3             5.87          6.10
     Interest rate caps designated to (2)
       Securities                                                  2,400                                NM            NM
       Loans                                                         491                4               NM            NM
     Interest rate floors designated to loans (3)                  3,583                4               NM            NM
                                                               ---------------------------------
         Total asset rate conversion                              10,003               45
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to interest-bearing
       liabilities                                                 1,858               25             5.80          6.23
       Pay fixed designated to borrowed funds                         50               (1)            5.63          5.65
       Basis swaps designated to borrowed funds                      465                1             5.75          5.83
                                                               ---------------------------------
         Total liability rate conversion                           2,373               25
                                                               ---------------------------------
           Total interest rate risk management                    12,376               70
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                                 1,815                                NM            NM
     Commitments to sell loans                                     1,795               (7)              NM            NM
   Interest rate floors - MSR (3)                                  1,470               16               NM            NM
                                                               ---------------------------------
     Total mortgage banking activities                             5,080                9
                                                               ---------------------------------
       Total financial derivatives                               $17,456              $79
============================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 66% were based on 1-month LIBOR, 24% on 3-month LIBOR and the remainder on other short-term indices.

(2) Substantially all interest rate caps require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.48%. At September 30, 1997, 3-month LIBOR was 5.77%.

(3) Interest rate floors with notional values of $3.5 billion and $1.5 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 5.16% over 3-month LIBOR and the weighted-average strike of 5.91% over 10-year CMT, respectively. At September 30, 1997, 3-month LIBOR was 5.77% and 10-year CMT was 6.10%.

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

                                                Positive    Negative
                                   Notional         Fair        Fair     Net Asset
September 30, 1997 - in millions      Value        Value       Value    (Liability)
-----------------------------------------------------------------------------------
Interest rate
   Swaps                             $3,102          $10         $(9)          $1
   Caps/floors
     Sold                             1,615                       (4)          (4)
     Purchased                        1,404            3                        3
Foreign exchange                      1,634           18         (18)
Other                                 1,517            8          (8)
                                   ------------------------------------------------
Total                                $9,272          $39        $(39)
===================================================================================



PNC BANK CORP. | 20

THIRD QUARTER 1997 VS.
     THIRD QUARTER 1996

Net income for the third quarter of 1997 totaled $262 million or $.83 per fully diluted share compared with $234 million or $.68 per fully diluted share a year ago. Returns on average common shareholders' equity and average assets improved to 20.11% and 1.47%, respectively, in the third quarter of 1997 compared with 16.16% and 1.34% in the prior-year quarter. Excluding the one-time SAIF assessment, earnings totaled $256 million or $.75 per fully diluted share for the third quarter of 1996.

Taxable-equivalent net interest income increased $10 million to $627 million for the third quarter of 1997 and the net interest margin widened to 3.89% compared with 3.85% in the year-earlier period. These increases primarily resulted from a higher-yielding earning asset mix that more than offset the cost of common share repurchases.

The provision for credit losses was $20 million for the third quarter of 1997. No provision was recorded in the prior-year quarter.

Noninterest income increased $97 million to $446 million in the third quarter of 1997 compared with $348 million in the year-earlier period. Growth in investment advisory, private banking and mutual fund servicing contributed to a $29 million or 23% increase in asset management fees. Managed assets totaled $127 billion at September 30, 1997 compared with $105 billion a year ago. Service fees increased $31 million or 21% primarily from growth in credit card, treasury management and consumer services.

Mortgage banking revenue grew $12 million primarily due to higher income from securitization activities. Mortgage originations totaled $1.7 billion in the third quarter of 1997 compared with $1.3 billion in the year-earlier period. Other noninterest income increased $36 million in the comparison primarily due to higher venture capital and asset securitization income.

Noninterest expense increased $43 million to $639 million in the third quarter of 1997 largely due to $28 million of incremental costs associated with AAA and credit card-related initiatives. The remaining increase was attributable to higher incentive compensation commensurate with revenue growth and the cost of trust preferred capital securities. The efficiency ratio improved to 59.5% for the third quarter of 1997 compared with 61.7% a year ago.

Average earning assets were substantially unchanged at $64.0 billion as loan growth was offset by securities portfolio reduction. Average securities declined $4.9 billion to $8.2 billion and represented 12.8% of average earning assets compared with 20.6% a year ago. Average loans grew to $53.2 billion, a $4.5 billion increase from the prior-year quarter. Growth in credit cards, residential mortgages and commercial loans were partially offset by reductions in indirect lending and the impact of loan securitizations. Loans represented 83.2% of average earning assets compared with 76.7% a year ago.

Average interest-bearing funding increased $1.1 billion to $53.4 billion in the third quarter of 1997. Deposits represented 63.2% of total sources of funds for the third quarter of 1997 compared with 64.3% a year ago.


                                                             PNC BANK CORP. | 21

Consolidated
     STATEMENT OF INCOME

                                                                 Three months ended       Nine months ended
                                                                    September 30             September 30
                                                               -------------------------------------------------
In thousands, except per share data                                  1997        1996        1997         1996
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                        $1,101,508    $979,050  $3,236,193    $2,931,715
Securities                                                        125,347     207,729     420,587       677,422
Other                                                              43,489      29,851     112,880       105,973
                                                               -------------------------------------------------
  Total interest income                                         1,270,344   1,216,630   3,769,660     3,715,110

INTEREST EXPENSE
Deposits                                                          372,860     350,912   1,087,015     1,073,786
Borrowed funds                                                    277,567     256,788     819,628       814,757
                                                               -------------------------------------------------
  Total interest expense                                          650,427     607,700   1,906,643     1,888,543
                                                               -------------------------------------------------
  Net interest income                                             619,917     608,930   1,863,017     1,826,567
Provision for credit losses                                        20,000                  45,000
                                                               -------------------------------------------------
  Net interest income less provision for credit losses            599,917     608,930   1,818,017     1,826,567

NONINTEREST INCOME
Asset management                                                  150,805     122,299     436,395       367,691
Service fees                                                      175,146     144,446     519,664       408,313
Mortgage banking                                                   46,551      34,400     110,745       106,140
Net securities gains (losses)                                      (2,657)      7,722      27,139        14,569
Other                                                              75,805      39,507     210,230       109,808
                                                               -------------------------------------------------
  Total noninterest income                                        445,650     348,374   1,304,173     1,006,521

NONINTEREST EXPENSE
Staff expense                                                     298,974     277,761     895,836       840,699
Net occupancy and equipment                                        90,704      90,229     271,769       275,694
Amortization                                                       48,459      29,012     117,817        80,738
Other                                                             187,229     198,390     598,157       528,229
Distributions on capital securities                                13,192                  30,015
                                                               -------------------------------------------------
  Total noninterest expense                                       638,558     595,392   1,913,594     1,725,360
                                                               -------------------------------------------------
  Income before income taxes                                      407,009     361,912   1,208,596     1,107,728
Applicable income taxes                                           145,414     127,959     421,617       387,405
                                                               -------------------------------------------------
  Net income                                                     $261,595    $233,953    $786,979      $720,323
                                                               =================================================

EARNINGS PER COMMON SHARE
Primary                                                              $.83        $.69       $2.46         $2.10
Fully diluted                                                         .83         .68        2.43          2.08

CASH DIVIDENDS DECLARED PER COMMON SHARE                              .37         .35        1.11          1.05

AVERAGE COMMON SHARES OUTSTANDING
Primary                                                           308,049     340,535     314,603       342,143
Fully diluted                                                     312,253     345,173     319,040       346,958
================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP. | 22

Consolidated
     BALANCE SHEET


                                                                           September 30  December 31
Dollars in millions, except share data                                             1997         1996
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $3,460       $4,016
Short-term investments                                                            1,084          774
Loans held for sale                                                               1,398          941
Securities available for sale                                                     8,000       11,917
Loans, net of unearned income of $382 and $385                                   53,651       51,798
   Allowance for credit losses                                                   (1,027)      (1,166)
                                                                              -----------------------
   Net loans                                                                     52,624       50,632
Other                                                                             5,262        4,980
                                                                              -----------------------
   Total assets                                                                 $71,828      $73,260
                                                                              =======================

LIABILITIES
Deposits
   Noninterest-bearing                                                           $9,914      $10,937
   Interest-bearing                                                              34,874       34,739
                                                                              -----------------------
     Total deposits                                                              44,788       45,676
Borrowed funds
   Bank notes and senior debt                                                    10,469        8,093
   Federal funds purchased                                                        1,739        3,933
   Repurchase agreements                                                            889          645
   Other borrowed funds                                                           4,257        5,576
   Subordinated debt                                                              1,698        1,357
                                                                              -----------------------
     Total borrowed funds                                                        19,052       19,604
Other                                                                             1,862        1,761
                                                                              -----------------------
   Total liabilities                                                             65,702       67,041

Mandatorily redeemable capital securities of subsidiary trusts                      650          350

SHAREHOLDERS' EQUITY
Preferred stock                                                                       7            7
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 347,914,081 and 345,154,238 shares                                     1,740        1,726
Capital surplus                                                                   1,024          939
Retained earnings                                                                 4,499        4,075
Deferred benefit expense                                                            (61)         (60)
Net unrealized securities losses                                                    (35)         (67)
Common stock held in treasury at cost: 42,887,837 and 21,036,195 shares          (1,698)        (751)
                                                                              -----------------------
   Total shareholders' equity                                                     5,476        5,869
                                                                              -----------------------
   Total liabilities, capital securities and shareholders' equity               $71,828      $73,260
=====================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                             PNC BANK CORP. | 23

Consolidated
     STATEMENT OF CASH FLOWS

Nine months ended September 30 - in millions                                                 1997        1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                   $787        $720
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                 45
   Depreciation, amortization and accretion                                                   256         211
   Deferred income taxes                                                                       93          92
   Net securities gains                                                                       (27)        (15)
   Net gain on sales of assets                                                               (136)        (71)
   Valuation adjustments                                                                       (5)        (12)
Changes in
   Loans held for sale                                                                       (457)       (256)
   Other                                                                                       82        (450)
                                                                                          ---------------------
     Net cash provided by operating activities                                                638         219

INVESTING ACTIVITIES
Net change in loans                                                                        (3,862)       (526)
Repayment of securities available for sale                                                  1,344       3,676
Sales
   Securities available for sale                                                            7,307       5,326
   Loans                                                                                    2,144         218
   Foreclosed assets                                                                           85         116
Purchases
   Securities available for sale                                                           (4,698)     (4,630)
   Loans                                                                                     (421)       (722)
Net cash received in acquisitions                                                                         460
Other                                                                                        (408)        744
                                                                                          ---------------------
     Net cash provided by investing activities                                              1,491       4,662

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                            (1,023)        184
   Interest-bearing deposits                                                                  147      (2,133)
   Federal funds purchased                                                                 (2,194)     (2,681)
Sale/issuance
   Repurchase agreements                                                                   60,301      54,438
   Bank notes and senior debt                                                               7,288       6,317
   Other borrowed funds                                                                    74,026      64,510
   Capital securities                                                                         300
   Subordinated debt                                                                          350
   Common stock                                                                               131          58
Repayment/maturity
   Repurchase agreements                                                                  (60,057)    (56,380)
   Bank notes and senior debt                                                              (4,910)     (4,871)
   Other borrowed funds                                                                   (75,451)    (63,782)
Acquisition of treasury stock                                                              (1,228)       (249)
Cash dividends paid                                                                          (365)       (360)
                                                                                          ---------------------
     Net cash used by financing activities                                                 (2,685)     (4,949)
                                                                                          ---------------------
DECREASE IN CASH AND DUE FROM BANKS                                                          (556)        (68)
     Cash and due from banks at beginning of year                                           4,016       3,679
                                                                                          ---------------------
     Cash and due from banks at end of period                                              $3,460      $3,611
===============================================================================================================

CASH ITEMS
   Interest paid                                                                           $1,929      $2,009
   Income taxes paid                                                                          303         147
NONCASH ITEMS
   Transfers from loans to foreclosed assets                                                   57          54
===============================================================================================================

See accompanying Notes to Consolidated Financial Statements.


PNC BANK CORP. | 24

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

                                                             PNC BANK CORP. | 25

Notes to
     CONSOLIDATED FINANCIAL STATEMENTS



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

RECENT ACCOUNTING PRONOUNCEMENTS During the first nine months of 1997, the Financial Accounting Standards Board issued several Statements of Financial Accounting Standards ("SFAS").

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

CASH FLOWS

For the statement of cash flows, cash and cash equivalents are defined as cash and due from banks. During the first nine months of 1996, acquisition activity which affected cash flows consisted of $538 million in assets, $501 million in liabilities, cash payments totaling $37 million and receipt of $497 million in cash and due from banks. The Corporation did not have any acquisition activity which affected cash flows in the first nine months of 1997.


PNC BANK CORP. | 26

SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which is available for sale. The notional values of financial derivatives designated to securities available for sale were $2.4 billion and $5.5 billion at September 30, 1997 and December 31, 1996, respectively.


                                                         September 30, 1997                         December 31, 1996
                                              ----------------------------------------------------------------------------------
                                             Amortized     Unrealized          Fair      Amortized     Unrealized          Fair
                                                        ------------------                          ------------------
In millions                                       Cost    Gains    Losses     Value           Cost    Gains    Losses     Value
--------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury, government agencies
     and corporations                           $1,658       $9        $5    $1,662         $3,238      $20       $21    $3,237
   Mortgage backed                               4,744        5        76     4,673          6,301       13       138     6,176
   Asset backed                                  1,002        4               1,006          1,609        7         1     1,615
   State and municipal                             180        7                 187            218        9                 227
   Other debt                                       32                           32            100        7         2       105
                                             -----------------------------------------------------------------------------------
Total debt securities                            7,616       25        81     7,560         11,466       56       162    11,360
Corporate stocks and other                         436        4                 440            554        3                 557
                                             -----------------------------------------------------------------------------------
   Total securities available for sale          $8,052      $29       $81    $8,000        $12,020      $59      $162   $11,917
================================================================================================================================

LOANS

At September 30, 1997, $2.1 billion of loans were pledged to secure borrowings and for other purposes.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                     September 30  December 31
In millions                                  1997         1996
---------------------------------------------------------------
Nonaccrual loans                             $315         $347
Restructured loans                              2            2
                                          ---------------------
   Total nonperforming loans                  317          349
Foreclosed assets                              77          110
                                          ---------------------
   Total nonperforming assets                $394         $459
===============================================================


ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                  1997         1996
---------------------------------------------------------------
Allowance at January 1                      $1,166      $1,259
Charge-offs
   Consumer
     Credit card                              (154)        (43)
     Other                                     (80)        (73)
   Residential mortgage                         (8)         (7)
   Commercial                                  (31)        (36)
   Commercial real estate                       (7)         (9)
                                           --------------------
     Total charge-offs                        (280)       (168)
Recoveries
   Consumer
     Credit card                                20           5
     Other                                      27          26
   Residential mortgage                          1           1
   Commercial                                   34          22
   Commercial real estate                        6           7
                                           --------------------
     Total recoveries                           88          61
                                           --------------------
   Net charge-offs                            (192)       (107)
Provision for credit losses                     45
Acquisitions                                     8
                                           --------------------
   Allowance at September 30                $1,027      $1,152
===============================================================


                                                             PNC BANK CORP. | 27

Notes to
     CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL DERIVATIVES

The notional and fair values of financial derivatives used for interest rate risk management and for mortgage banking activities were as follows:

                               Positive               Negative
                     Notional      Fair     Notional      Fair
In millions             Value     Value        Value     Value
---------------------------------------------------------------
SEPTEMBER 30, 1997
Interest rate swaps     $5,381      $72         $521      $(11)
Interest rate caps       2,891        4
Interest rate floors     3,500        5           83        (1)
Mortgage banking
   activities            1,470       16        3,610        (8)
                     ------------------------------------------
    Total              $13,242      $97       $4,214      $(20)
===============================================================

DECEMBER 31, 1996
Interest rate swaps     $7,290     $112         $650      $(15)
Interest rate caps       5,813        2
Interest rate floors     2,500        3
Mortgage banking
   activities            1,853       10          486        (1)
                     ------------------------------------------
    Total              $17,456     $127       $1,136      $(16)
===============================================================

Customer-related derivatives were as follows:

                                 Positive  Negative
September 30, 1997 -   Notional      Fair      Fair  Net Asset
in millions               Value     Value     Value  (Liability)
---------------------------------------------------------------
Interest rate
   Swaps                 $3,102       $10       $(9)       $1
   Caps/floors
     Sold                 1,615                  (4)       (4)
     Purchased            1,404         3                   3
Foreign exchange          1,634        18       (18)
Other                     1,517         8        (8)
                       ----------------------------------------
Total                    $9,272       $39      $(39)
===============================================================


CAPITAL SECURITIES

Mandatorily Redeemable Capital Securities of Subsidiary Trust ("Capital Securities") include preferred beneficial interests in the assets of PNC Institutional Capital Trust B ("Trust B"), which was formed in May, 1997. Trust B holds $300 million aggregate principal amount of certain 8.315% junior subordinated debentures due May 15, 2027 issued by the Corporation. Distributions on the Capital Securities will be payable at an annual rate of 8.315% of the stated liquidation amount of $1,000 per Capital Security, payable semiannually. Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by Trust B. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after May 15, 2007, at a declining redemption price ranging from 104.1575% to 100% of par on or after May 15, 2017.


PNC BANK CORP. | 28

OTHER FINANCIAL INFORMATION

PNC Bancorp, Inc. has assumed joint and several liability with the parent company for certain long-term debt instruments. Accordingly, the following provides summary financial information for PNC Bancorp, Inc.

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                     September 30  December 31
In millions                                  1997         1996
---------------------------------------------------------------
ASSETS
Cash and due from banks                    $3,466      $4,022
Securities                                  7,585      11,210
Loans, net of unearned income              53,510      51,736
  Allowance for credit losses              (1,027)     (1,166)
                                       ------------------------
  Net loans                                52,483      50,570
Other assets                                6,660       5,988
                                       ------------------------
  Total assets                            $70,194     $71,790
                                       ========================
LIABILITIES
Deposits                                  $45,039     $46,290
Borrowed funds                             17,669      18,077
Other liabilities                             975       1,014
                                       ------------------------
  Total liabilities                        63,683      65,381
Mandatorily redeemable capital
  securities of subsidiary trust              350         350
SHAREHOLDER'S EQUITY                        6,161       6,059
                                       ------------------------
  Total liabilities, capital
    securities and shareholder's
    equity                                $70,194     $71,790
===============================================================


PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Nine months ended September 30 - in millions         1997        1996
----------------------------------------------------------------------
Interest income                                    $3,735      $3,688
Interest expense                                    1,840       1,827
                                                  ---------------------
  Net interest income                               1,895       1,861
Provision for credit losses                            45
                                                  ---------------------
  Net interest income less provision
     for credit losses                              1,850       1,861
Noninterest income                                  1,174         895
Noninterest expense                                 1,851       1,657
                                                  ---------------------
  Income before income taxes                        1,173       1,099
Applicable income taxes                               416         390
                                                  ---------------------
  Net income                                         $757        $709
=======================================================================

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $268 million at September 30, 1997. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

                                                             PNC BANK CORP. | 29

Statistical
     INFORMATION



AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                Nine months ended September 30
                                                        ---------------------------------------------------------------------------
                                                                         1997                                 1996
                                                        ---------------------------------------------------------------------------
Average balances in millions, interest in thousands        Average                 Average      Average                   Average
Taxable-equivalent basis                                  Balances    Interest  Yields/Rates  Balances     Interest    Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                      $1,329     $72,910        7.32%     $1,127      $58,895          6.97%
   Securities
     U.S. Treasury, government agencies and corporations     6,389     286,726        5.99      10,775      503,365          6.23
     Other debt                                              2,143     106,048        6.60       2,820      143,810          6.76
     Other                                                     581      32,767        7.53         619       37,021          7.98
                                                           ---------------------             -------------------------
     Total securities                                        9,113     425,541        6.23      14,214      684,196          6.41
   Loans, net of unearned income
     Consumer
       Credit card                                           3,475     329,478       12.68         991      102,302         13.79
       Other consumer                                       11,352     718,838        8.47      12,231      770,850          8.42
                                                           ---------------------             -------------------------
         Total consumer                                     14,827   1,048,316        9.45      13,222      873,152          8.82
     Residential mortgage                                   13,152     734,829        7.45      11,944      668,784          7.47
     Commercial                                             18,268   1,076,867        7.77      16,997      994,873          7.69
     Commercial real estate                                  4,536     296,730        8.63       4,809      322,329          8.88
     Other                                                   1,868      96,575        6.90       1,853       92,039          6.63
                                                           ---------------------             -------------------------
     Total loans, net of unearned income                    52,651   3,253,317        8.21      48,825    2,951,177          8.02
     Other interest-earning assets                             900      40,170        5.92       1,030       47,247          6.06
                                                           ---------------------             -------------------------
     Total interest-earning assets/interest income          63,993   3,791,938        7.87      65,196    3,741,515          7.62
Noninterest-earning assets
   Allowance for credit losses                              (1,100)                             (1,216)
   Cash and due from banks                                   2,896                               3,169
   Other assets                                              4,779                               4,085
                                                           ---------                         ------------
     Total assets                                          $70,568                             $71,234
                                                           ---------                         ------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                               $13,318     285,676        2.87     $12,588      246,662          2.62
     Savings                                                 2,919      43,030        1.97       3,522       53,852          2.04
     Other time                                             17,570     711,423        5.41      18,410      739,428          5.36
     Deposits in foreign offices                             1,127      46,886        5.49         828       33,844          5.37
                                                           ---------------------             -------------------------
     Total interest-bearing deposits                        34,934   1,087,015        4.16      35,348    1,073,786          4.06
   Borrowed funds
     Bank notes and senior debt                              8,732     372,032        5.62       8,179      342,757          5.51
     Federal funds purchased                                 2,959     122,821        5.47       3,340      134,755          5.30
     Repurchase agreements                                     819      33,129        5.33       2,448       98,885          5.31
     Other borrowed funds                                    4,622     205,573        5.93       3,394      157,028          6.17
     Subordinated debt                                       1,452      86,073        7.91       1,358       81,332          7.99
                                                           ---------------------             -------------------------
     Total borrowed funds                                   18,584     819,628        5.84      18,719      814,757          5.74
                                                           ---------------------             -------------------------
   Total interest-bearing liabilities/interest expense      53,518   1,906,643        4.74      54,067    1,888,543          4.64
                                                           ---------------------             -------------------------
Noninterest-bearing liabilities, capital securities and
   shareholders' equity
   Demand and other noninterest-bearing deposits             9,585                               9,866
   Accrued expenses and other liabilities                    1,469                               1,535
   Mandatorily redeemable capital
     securities of subsidiary trusts                           498
   Shareholders' equity                                      5,498                               5,766
                                                           ---------                         ------------
     Total liabilities, capital securities and
       shareholders' equity                                $70,568                             $71,234
                                                           ------------------------------------------------------------------------
Interest rate spread                                                                  3.13                                   2.98
   Impact of noninterest-bearing liabilities                                           .78                                    .79
                                                                    -----------------------              --------------------------
     Net interest income/margin                                     $1,885,295        3.91%              $1,852,972          3.77%
------------------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


PNC BANK CORP. | 30

-----------------------------------------------------------------------------------------------------------------------------------
             Third Quarter 1997                          Second Quarter 1997                           Third Quarter 1996
-----------------------------------------------------------------------------------------------------------------------------------
  Average                        Average        Average                       Average       Average                      Average
 Balances        Interest      Yields/Rates    Balances       Interest      Yields/Rates   Balances        Interest    Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------
   $1,555         $29,046            7.47%       $1,408        $25,894            7.36%        $918         $17,442            7.60%

    5,823          85,530            5.86         6,375         95,834            6.02       10,302         161,077            6.24
    1,824          30,155            6.61         2,083         34,051            6.54        2,249          37,681            6.67
      569          11,368            7.95           597         10,733            7.20          546          10,768            7.87
------------------------------                -----------------------------               ------------------------------
    8,216         127,053            6.17         9,055        140,618            6.21       13,097         209,526            6.39


    3,871         122,537           12.56         3,502        106,348           12.18        1,007          35,408           14.06
   10,996         235,885            8.51        11,239        237,784            8.49       12,047         255,048            8.42
------------------------------                -----------------------------               ------------------------------
   14,867         358,422            9.56        14,741        344,132            9.36       13,054         290,456            8.85
   13,503         252,315            7.47        13,164        245,127            7.45       12,325         231,271            7.51
   18,394         363,812            7.74        18,494        363,388            7.77       17,049         332,167            7.62
    4,486          98,817            8.62         4,530         98,558            8.66        4,712         105,338            8.85
    1,952          33,884            6.94         1,884         33,327            7.08        1,573          26,003            6.60
------------------------------                -----------------------------               ------------------------------
   53,202       1,107,250            8.23        52,813      1,084,532            8.19       48,713         985,235            8.01
      981          14,509            5.82           925         13,522            5.86          817          12,435            6.06
------------------------------                -----------------------------               ------------------------------
   63,954       1,277,858            7.92        64,201      1,264,566            7.85       63,545       1,224,638            7.64

   (1,059)                                       (1,094)                                     (1,179)
    2,878                                         2,877                                       3,216
    4,808                                         4,837                                       3,964
---------------                               --------------                              ---------------
  $70,581                                       $70,821                                     $69,546
---------------                               --------------                              ---------------



  $13,715         103,872            3.00       $13,270         94,394            2.85      $12,520          81,321            2.58
    2,773          13,850            1.98         2,924         14,377            1.97        3,407          16,931            1.98
   17,336         238,948            5.47        17,656        238,928            5.43       18,172         243,340            5.33
    1,128          16,190            5.62         1,463         20,301            5.49          695           9,320            5.25
------------------------------                -----------------------------               ------------------------------
   34,952         372,860            4.23        35,313        368,000            4.18       34,794         350,912            4.01

    9,337         135,910            5.70         8,284        118,950            5.68        8,829         123,006            5.57
    2,342          33,220            5.55         3,474         48,693            5.62        2,239          30,325            5.39
      935          12,600            5.27           786         10,773            5.43        1,551          21,461            5.41
    4,221          63,686            6.03         4,780         70,615            5.91        3,582          54,895            6.10
    1,649          32,151            7.80         1,351         26,954            7.98        1,357          27,101            7.99
------------------------------                -----------------------------               ------------------------------
   18,484         277,567            5.92        18,675        275,985            5.88       17,558         256,788            5.83
------------------------------                -----------------------------               ------------------------------
   53,436         650,427            4.82        53,988        643,985            4.77       52,352         607,700            4.60
------------------------------                -----------------------------               ------------------------------

    9,654                                         9,501                                       9,922
    1,460                                         1,480                                       1,506


      650                                           492
    5,381                                         5,360                                       5,766
---------------                               --------------                              ---------------
  $70,581                                       $70,821                                     $69,546
-----------------------------------------------------------------------------------------------------------------------------------
                                     3.10                                         3.08                                         3.04
                                      .79                                          .76                                          .81
                -----------------------------                ----------------------------                 -------------------------
                 $627,431            3.89%                    $620,581            3.84%                    $616,938            3.85%
-----------------------------------------------------------------------------------------------------------------------------------


                                                             PNC BANK CORP. | 31

Quarterly Report on
     FORM 10-Q



Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of October 31, 1997, PNC Bank Corp. had 304,691,310 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                              Page(s)
       --------------------------------------------------------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Statement of Income for
            the three months and nine months
            ended September 30, 1997 and 1996            22
          Consolidated Balance Sheet as of
           September 30, 1997 and December 31,
            1996                                         23
          Consolidated Statement of Cash Flows
            for the nine months ended
            September 30, 1997 and 1996                  24
          Notes to Consolidated Financial
            Statements                                 25-29
          Average Consolidated Balance Sheet and
            Net Interest Analysis                      30-31
Item 2    Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                       2-21
--------------------------------------------------------------

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form
10-Q:
  11     Calculation of Primary and Fully Diluted Earnings Per Common Share
  12.1   Computation of Ratio of Earnings to Fixed Charges
  12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
  27     Financial Data Schedule
----------------------------------------------------------------------------
Copies of these Exhibits may be accessed electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Michelle Sentner, Assistant Vice President, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to financial.reporting@pncbank.com.

Since June 30, 1997, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K dated as of July 9, 1997, reporting the public offering of $350 million of 6 7/8% subordinated notes due 2007, filed pursuant to Item 5.

Form 8-K dated as of July 16, 1997, reporting the Corporation's consolidated financial results for the three months and six months ended June 30, 1997, filed pursuant to Item 5.

Form 8-K dated as of October 15, 1997, reporting the Corporation's consolidated financial results for the three months and nine months ended September 30, 1997, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 1997, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer



PNC BANK CORP. | 32