Form 10-K/A
period 1996-12-31
PNC BANK CORP
filed 1997-12-12
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT 0F 1934

                 FOR THE YEAR ENDED DECEMBER 31, 1996

                                  OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT 0F 1934

    For the transition period from                    to
                                   ------------------    --------------------

                          COMMISSION FILE NUMBER 1-9718

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                   25-1435979
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

          By filing this amendment ("Amendment No. 2"), the undersigned registrant hereby further amends its Annual Report on Form 10-K for the year ended December 31, 1996, ("1996 Form 10-K"), as amended by Form 10-K/A (Amendment No. 1) ("Amendment No. 1") to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Retirement Savings Plan ("Retirement Plan").

          Effective November 30, 1997, PNC Mortgage Bank, N.A., one of the Retirement Plan's participating subsidiaries, merged with and into PNC Bank, National Association. Employees of PNC Bank, National Association do not participate in the Retirement Plan.

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

                                                                                                               PAGE OF
           FINANCIAL STATEMENTS                                                                             ANNUAL REPORT
           ------------------------------------------------------------------------------------------------------------------
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

          The following financial statements of the PNC Bank Corp. Incentive Savings Plan, as amended ("PNC Plan") and the Midlantic Savings and Investment Plan, as amended ("Midlantic Plan") and reports of independent auditors thereon are filed with Amendment No. 1 at the page indicated and are incorporated herein by reference.

                                                                                            PAGE OF AMENDMENT NO. 1
                                                                                   -------------------------------------------
           FINANCIAL STATEMENTS                                                          PNC PLAN           MIDLANTIC PLAN
           -------------------------------------------------------------------------------------------------------------------
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

          As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the Retirement Plan and reports of independent auditors thereon are filed with Amendment No. 2 at the page indicated.

                                                                                                               PAGE OF
           FINANCIAL STATEMENTS                                                                            AMENDMENT NO. 2
           ----------------------------------------------------------------------- -------------------------------------------
           Report of Independent Auditors                                                                           5
           Statements of Net Assets Available for Plan Benefits with Fund Information                               6
           Statements of Changes in Net Assets Available for Plan Benefits with Fund Information                    8
           Notes to Financial Statements                                                                            9
           Schedule of Assets Held for Investment Purposes                                                         12
           Schedule of Reportable Transactions                                                                     15

           FINANCIAL STATEMENT SCHEDULES
           ----------------------------------------------------------------------- --------------------- ---------------------

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

         EXHIBITS
         ----------------------------------------------------------------------

         The exhibits listed on the Exhibit Index on pages 18 and 19 of this Amendment No. 2 are filed herewith or are incorporated herein by reference.

                           PNC Retirement Savings Plan

                          Audited Financial Statements

                            Year ended June 30, 1997




                                    CONTENTS

Report of Independent Auditors ......................................................................5

Audited Financial Statements

Statement of Net Assets Available for Plan Benefits with Fund Information ...........................6
Statement of Changes in Net Assets Available for Plan Benefits with Fund Information ................8
Notes to Financial Statements .......................................................................9


Schedules

Line 27a-Schedule of Assets Held for Investment Purposes ...........................................12
Line 27d-Schedule of Reportable Transactions .......................................................15

                         Report of Independent Auditors

Administrative Committee
PNC Bank Corp.
Retirement Savings Plan

We have audited the accompanying statement of net assets available for plan benefits of the PNC Retirement Savings Plan (Plan) as of June 30, 1997, and the related statement of changes in net assets available for plan benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at June 30, 1997, and the changes in its net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure Under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ERNST AND YOUNG

November 7, 1997

                           PNC Retirement Savings Plan

    Statement of Net Assets Available for Plan Benefits with Fund Information

                                  June 30, 1997

                                                       INTERMEDIATE-TERM   SHORT-TERM      PNC BANK CORP.
                                                         FIXED INCOME--      FIXED         COMMON STOCK--
                                        EQUITY--FUND A      FUND B        INCOME--FUND C       FUND D       LOAN FUND      TOTAL
                                        ------------------------------------------------------------------------------------------
Investments at fair value:
  PNC Bank Corp. common stock                 $     --      $    --        $     --          $5,154,713     $    --     $5,154,713
  Short-term investment funds                  158,416       43,403         888,086             182,922      31,955      1,304,782
  Compass Capital Funds (Registered
    Investment Companies):
      Small Cap Growth Equity Portfolio        167,113           --              --                  --          --        167,113
      International Equity Portfolio           796,241           --              --                  --          --        796,241
      International Emerging
        Markets Portfolio                      202,529           --              --                  --          --        202,529
      Small Cap Value Equity Portfolio         162,320           --              --                  --          --        162,320
      Large Cap Growth Equity Portfolio        669,449           --              --                  --          --        669,449
      Large Cap Value Equity Portfolio         664,719           --              --                  --          --        664,719
      Mid Cap Growth Equity Portfolio          201,454           --              --                  --          --        201,454
      Mid Cap Value Equity Portfolio           198,581           --              --                  --          --        198,581

               Statement of Net Assets Available for Plan Benefits
                       with Fund Information (continued)


                                                       INTERMEDIATE-TERM   SHORT-TERM    PNC BANK CORP.
                                                          FIXED INCOME--     FIXED       COMMON STOCK--
                                       EQUITY--FUND A        FUND B       INCOME--FUND C     FUND D      LOAN FUND      TOTAL
                                      -------------------------------------------------------------------------------------------
       Intermediate Bond Portfolio              --           507,884             --                --           --       507,884
       Managed Income Portfolio                 --           800,598             --                --           --       800,598
       Core Bond Portfolio                 237,098                --             --                --           --       237,098
       Select Equity Portfolio             589,105                --             --                --           --       589,105
  Participants loans                            --                --             --                --      526,108       526,108
                                        ----------        ----------     ----------        ----------     --------   -----------
Total investments                        4,047,025         1,351,885        888,086         5,337,635      558,063    12,182,694

Receivables:
   Accrued income                              415               132          3,807             2,366          125         6,845
   Employer matching contribution          268,985           111,754        217,043         2,137,495           --     2,735,277
   Other                                    57,143            59,583         18,138            95,548           --       230,412
                                        ----------        ----------     ----------        ----------     --------   -----------
Total assets                             4,373,568         1,523,354      1,127,074         7,573,044      558,188    15,155,228

Payable:
   Refund of excess
     participants contributions            216,568            48,626         24,877            78,467           --       368,538
                                        ----------        ----------     ----------        ----------     --------   -----------
Net assets available for plan benefits  $4,157,000        $1,474,728     $1,102,197        $7,494,577     $558,188   $14,786,690
                                        ==========        ==========     ==========        ==========     ========   ===========

See accompanying notes.

                           PNC Retirement Savings Plan

                Statement of Changes in Net Assets Available for
                      Plan Benefits with Fund Information

                            Year ended June 30, 1997

                                                     INTERMEDIATE-TERM   SHORT-TERM     PNC BANK CORP.
                                                       FIXED INCOME--       FIXED       COMMON STOCK--
                                     EQUITY--FUND A        FUND B      INCOME--FUND C      FUND D         LOAN FUND      TOTAL
                                     ---------------------------------------------------------------------------------------------
Additions:
   Interest and dividends              $   247,529    $    65,871      $    38,836      $   189,756    $       356    $    542,348
   Contributions:
     Employer                              268,986        112,189          217,044        2,156,527             --       2,754,746
     Employee                            1,296,812        512,403          381,735          528,220             --       2,719,170
     Rollover                               87,499         38,600           30,894           32,232             --         189,225
   Net transfers                           204,665        (20,151)         (64,187)         122,731       (243,058)             --
   Net realized and
     unrealized appreciation               405,946         15,820               --        1,448,031             --       1,869,797
   Initial transfer from
     PNC Incentive Savings Plan          2,004,935        915,990          612,636        3,549,111        380,977       7,463,649
                                       -----------    -----------      -----------      -----------    -----------    ------------
Total additions                          4,516,372      1,640,722        1,216,958        8,026,608        138,275      15,538,935

Deductions:
   Payments to participants
     or beneficiaries                     (359,372)      (165,994)        (114,761)        (532,031)       419,913        (752,245)
                                       -----------    -----------      -----------      -----------    -----------    ------------
Net assets available for plan
  benefits at June 30, 1997            $ 4,157,000    $ 1,474,728      $ 1,102,197      $ 7,494,577    $   558,188    $ 14,786,690
                                       ===========    ===========      ===========      ===========    ===========    ============

See accompanying notes.

                           PNC Retirement Savings Plan

                          Notes to Financial Statements

                                  June 30, 1997


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

The Plan's assets are concentrated in the stock and bond markets. Realization of the respective values shown on the statement of net assets available for plan benefits is subject to the results of these markets.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. DESCRIPTION OF THE PLAN

The following description of the PNC Retirement Savings Plan (the Plan) provides only general information. Participants should refer to the plan agreement for a more complete description of the Plan's provisions.

PNC Bank Corp. (PNC Bank) is the sponsor of the Plan. The Plan, which was established on July 1, 1996, covers substantially all eligible employees of the following PNC Bank subsidiaries: PNC Mortgage Bank, N.A., PNC Mortgage Corp. of America, PNC Mortgage Securities Corp. and Spectra Services Corporation.

                           PNC Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Account balances of eligible employees who formerly participated in PNC Bank Corp. Incentive Savings Plan ("ISP") sponsored by PNC Bank were automatically transferred to this Plan. Certain eligible employees who were deemed grandfathered as defined in the ISP and PNC Bank Corp. Pension Plan ("Pension Plan") had the option to remain in the ISP and Pension Plan or transfer their accumulated balance to this Plan.

The Plan allows participants to contribute from 1 to 12 percent of their biweekly compensation as defined in the Plan on a pretax 401(k) basis subject to Internal Revenue Service limitations. PNC Bank will match 100% of employee contributions up to 6% of compensation as defined in the Plan and will contribute 2% of base compensation (as defined in the Plan) if certain criteria as specified in the Plan are met. In addition, PNC Bank may make discretionary contributions to the Plan. No discretionary contributions were made for the year ended June 30, 1997. Participants are fully vested in their balances, including employer contributions. Plan income is allocated to participants based on an average participant investment balance on a quarterly basis.

Participants in the Plan may invest any voluntary contributions, employer basic contributions and balances rolled over from any prior plans in any of four investment options: Fund A (an equity fund), Fund B (an intermediate-term fixed income fund), Fund C (a short-term fixed income fund), and Fund D (PNC Bank Corp. common stock fund). At June 30, 1997, total participants in each fund were as follows:

         Fund A                             1,029
         Fund B                               739
         Fund C                             1,032
         Fund D                             1,286

Employer matching contributions for participants whose age is 55 years or under are made in PNC Bank common stock. Participants over age 55 can choose to have their matching contribution made in PNC Bank common stock or in cash to invest in the other three funds.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected in the Loan Fund. Under certain circumstances, the Plan permits hardship withdrawals by participants.

Although it has not expressed an interest to do so, PNC Bank has the right under the Plan to discontinue contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

                           PNC Retirement Savings Plan

3. TRANSACTIONS WITH PARTIES-IN-INTEREST

     PNC Bank, N.A., a wholly owned indirect subsidiary of PNC Bank, serves as trustee of the plan assets, maintains discretionary investment power, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the Plan. The Plan also holds shares of registered investment companies (Compass Capital Funds(SM) which are sponsored and administered by wholly owned subsidiaries of PNC Bank or its subsidiaries.

4. INCOME TAX STATUS

The Plan Administrator filed a request for a determination letter on September 15, 1997. The Plan Administrator believes that the Plan as currently designed and operated is in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the plan administrator believes that the Plan is qualified and the related trust is exempt as of June 30, 1997.

5. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for plan benefits at June 30, 1997 per the financial statements to the Form 5500:

         Net assets available for plan benefits per the financial statements              $14,786,690
         Amounts allocated to withdrawn participants                                         (181,290)
                                                                                          -----------
         Net assets available for plan benefits per the Form 5500                         $14,605,400
                                                                                          ===========

The following is a reconciliation of benefits paid to participants per the financial statements for the year ended June 30, 1997 to the Form 5500:

         Benefits paid to participants per the financial statements                         $752,245
         Add amounts allocated on Form 5500 to withdrawn
           participants at June 30, 1997                                                     181,290
                                                                                            --------
         Benefits paid to participants per the Form 5500                                    $933,535
                                                                                            ========

Amounts allocated to withdrawn participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to June 30 but not yet paid.

                           PNC Retirement Savings Plan

            Line 27a--Schedule of Assets Held for Investment Purposes

                                  June 30, 1997

          IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
               OR SIMILAR ENTITY                         INVESTMENT               COST            FAIR VALUE
--------------------------------------------------------------------------------------------------------------
EQUITY--FUND A

Registered Investment Companies
-------------------------------
*Compass Capital Funds--Select Equity Portfolio
     Fund 095 Institutional Class                        36,253 shares           $459,166           $589,105

*Compass Capital Funds--International Equity
     Portfolio Fund 065 Institutional Class              54,875 shares            716,233            796,241

*Compass Capital Funds--Small Cap Value Equity
     Portfolio Fund 046 Institutional Class               9,175 shares            133,805            162,320

*Compass Capital Funds--Large Cap Growth Equity
     Portfolio Fund 029 Institutional Class              38,452 shares            499,130            669,449

*Compass Capital Funds--Large Cap Value Equity
     Portfolio Fund 089 Institutional Class              40,931 shares            547,706            664,719

*Compass Capital Funds--Mid Cap Growth Equity
     Portfolio Fund 044 Institutional Class              19,059 shares            188,188            201,454

*Compass Capital Funds--Mid Cap Value Equity
     Portfolio Fund 035 Institutional Class              17,558 shares            177,039            198,581

*Compass Capital Funds--Core Bond Portfolio Fund
     07 Institutional Class                              24,544 shares            235,032            237,098

                           PNC Retirement Savings Plan

          IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
               OR SIMILAR ENTITY                         INVESTMENT               COST            FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
EQUITY--FUND A (CONTINUED)

Registered Investment Companies (continued)
-------------------------------------------
*Compass Capital Funds--International Emerging
     Markets Portfolio Fund 015 Institutional
     Class                                               19,234 shares               167,533            202,529

*Compass Capital Funds--Small Cap Growth Equity
     Portfolio Fund 093 Institutional Class               8,632 shares               135,967            167,113

Interest-Bearing Cash
----------------------
*Compass Capital Money Market Institutional
     Class                                              158,416 shares               158,416            158,416
                                                                            ---------------------------------------
Total Equity--Fund A                                                               3,418,215          4,047,025

INTERMEDIATE-TERM FIXED INCOME--FUND B

Registered Investment Companies
-------------------------------
*Compass Capital Funds--Intermediate Bond
     Portfolio Fund 090 Institutional Class              54,145 shares               502,980            507,884

*Compass Capital Funds--Managed Income Portfolio
     Fund 013 Institutional Class                        78,107 shares               791,240            800,598

Interest-Bearing Cash

*Compass Capital Money Market Institutional
     Class                                               43,402 shares                43,403             43,403
                                                                            ---------------------------------------
Total Intermediate-Term Fixed Income--Fund B                                       1,337,623          1,351,885

                           PNC Retirement Savings Plan

          IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
               OR SIMILAR ENTITY                         INVESTMENT               COST            FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM FIXED INCOME--FUND C

Interest-Bearing Cash
---------------------

*Compass Capital Money Market Institutional
     Class                                              888,086 shares               888,086            888,086

PNC BANK CORP. COMMON STOCK--FUND D

Common Stock
-------------

*PNC Bank Corp.                                         123,466 shares             3,076,766          5,154,713

Interest-Bearing Cash
---------------------

*Compass Capital Money Market Institutional
     Class                                              182,922 shares               182,922            182,922
                                                                            ---------------------------------------
Total PNC Bank Corp. Common Stock--Fund D                                          3,259,688          5,337,635

LOAN FUND

Installment Loans                                         6-1/4--9%                  526,108            526,108
-----------------

*PNC Money Market Institutional Class                  31,955 shares                  31,955             31,955
                                                                            ---------------------------------------
Total Loan Fund                                                                      558,063            558,063
                                                                            ---------------------------------------
Total PNC Retirement Savings Plan                                                 $9,461,675        $12,182,694
                                                                            =======================================


*Party-in-interest

                           PNC Retirement Savings Plan

                  Line 27d--Schedule of Reportable Transactions

                            Year ended June 30, 1997

                                                          PURCHASE    SELLING PRICE    COST OF                  NET GAIN
       DESCRIPTION OF INVESTMENT          UNITS/SHARES      PRICE                    INVESTMENT    FAIR VALUE     (LOSS)
---------------------------------------------------------------------------------------------------------------------------
Category (iii)--Series of securities
------------------------------------
   transactions
   ------------
Compass Capital Funds
   Select Equity Fund 095                     17,062     $   235,726                  $   235,726  $   235,726
                                              16,951                    $   229,000       204,482      229,000   $  24,518

Compass Capital Funds
   International Equity Fund 065              28,219         373,610                      373,610      373,610
                                               1,446                         19,200        18,732       19,200         468

Compass Capital Funds
   Small Cap Value Fund 046                    6,146          92,228                       92,228       92,228
                                               3,783                         56,800        51,917       56,800       4,883

Compass Capital Funds
   Large Cap Growth Equity Fund 029           28,290         404,931                      404,931      404,931
                                              10,846                        165,200       126,488      165,200      38,712

Compass Capital Funds
   Large Cap Value Equity Fund 089            24,407         355,117                      355,117      355,117
                                              11,705                        172,300       147,124      172,300      25,176

Compass Capital Funds
   Mid Cap Growth Equity Fund 044             22,631         223,400                      223,400      223,400
                                               3,572                         33,000        35,212       33,000      (2,212)

Compass Capital Funds
   Mid Cap Value Equity Fund 035              20,460         206,152                      206,152      206,152
                                               2,902                         30,000        29,113       30,000         887

Compass Capital Funds
   Core Bond Fund 07                          24,544         235,032                      235,032      235,032

Compass Capital Funds
   International Emerging Markets Fund
   015                                         9,157          83,182                       83,182       83,182
                                                 211                          1,800         1,769        1,800          31

Compass Capital Funds
   Small Cap Growth Equity Fund 093            6,306         114,515                      114,515      114,515
                                               2,946                         56,100        31,012       56,100      25,088

                           PNC Retirement Savings Plan

                                                          PURCHASE         SELLING      COST OF                  NET GAIN
       DESCRIPTION OF INVESTMENT          UNITS/SHARES      PRICE           PRICE      INVESTMENT    FAIR VALUE    (LOSS)
---------------------------------------------------------------------------------------------------------------------------
Compass Capital Funds
   Intermediate Bond Fund 090                  25,543        239,241                     239,241       239,241
                                               16,990                       159,600      156,773       159,600       2,827

Compass Capital Funds
   Managed Income Fund 013                     37,192        379,212                     379,212       379,212
                                               25,525                       261,200      257,195       261,200       4,005

PNC Bank Corp.
   Common Stock                                33,175      1,243,912                   1,243,912     1,243,912
                                               22,573                       867,464      511,460       867,464     356,004

Compass Capital Funds
   Money Market Fund 01                     2,433,161      2,433,161                   2,433,161     2,433,161
                                            1,128,378                     1,128,378    1,128,378     1,128,378



There were no category (i), (ii) or (iv) reportable transactions during the year ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PNC BANK CORP.
                                            (Registrant)


                                            By /s/ Robert L. Haunschild
                                              ---------------------------------
                                               Robert L. Haunschild
                                               Senior Vice President and
                                                Chief Financial Officer

                                               Date: December 12, 1997

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

10.2     Amendments to Supplemental Executive Retirement Income and Disability Plan, filed as exhibit 10.2 to the 1996 Form
         10-K. *

10.3     Supplemental Executive Life Insurance and Spouse's Benefit Plan of the Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K. *

10.4     November 21, 1996 Amendment to Supplemental Executive Life Insurance and Spouse's Benefit Plan, filed as
         Exhibit 10.4 to the 1996 Form 10-K. *

10.5     1992 Long-Term Incentive Award Plan of the Corporation ("1992 Award Plan"), incorporated herein by reference to
         Exhibit 4.3 of the Corporation's Registration Statement on Form S-8 at File No. 33-54960. *

10.6     Form of Nonstatutory Stock Option Agreement under 1992 Award Plan, filed as Exhibit 10.6 to the 1996 Form
         10-K. *

10.7     Form of Incentive Share Agreement under 1992 Award Plan (June 1995), as amended November 21, 1996, filed as
         Exhibit 10.7 to the 1996 Form 10-K. *

10.8     PNC Bank Corp. 1994 Annual Incentive Award Plan, incorporated by reference to Exhibit 10.6 of the Annual Report on
         Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"). *

10.9     PNC Bank Corp. 1996 Executive Incentive Award Plan, incorporated by reference to Exhibit 10.2 of the Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1996 ("3Q 1996 Form 10-Q"). *

10.10    PNC Bank Corp. and Affiliates Deferred Compensation Plan, incorporated by reference to Exhibit 4.2 to the
         Corporation's Registration Statement on Form S-8 at File No. 333-18069. *

10.11    PNC Bank Corp. Supplemental Incentive Savings Plan, as amended, incorporated by reference to Exhibit 4.1 to the
         Corporation's Registration Statement on Form S-8 at File No. 333-18069. *

10.12    PNC Bank Corp. Supplemental Pension Plan, as amended, filed as Exhibit 10.12 to the 1996 Form 10-K. *

10.13    1992 Director Share Incentive Plan, incorporated herein by reference to Exhibit 10.6 of the Annual Report on
         Form 10-K for the year ended December 31, 1992. *

10.14    PNC Bank Corp. Directors Retirement Plan, incorporated by reference to Exhibit 10.7 of the 1994 Form 10-K. *

10.15    PNC Bank Corp. Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the 3Q 1996
         Form 10-Q. *

10.16    Employment Agreement dated as of December 29, 1995, between the Corporation and Garry J. Scheuring, incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K. *

10.17    Form of Change in Control Severance Agreement, filed as Exhibit 10.17 to the 1996 Form 10-K. *

10.18    Amended and Restated Trust Agreement between the Corporation, as Settlor, and NationsBank, N.A., as Trustee,
         filed as Exhibit 10.18 to the 1996 Form 10-K. *

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

21       Schedule of Certain Subsidiaries of the Corporation, filed as Exhibit 21 to the 1996 Form 10-K.

23.1     Consent of Ernst & Young LLP, independent auditors for the Corporation, filed as Exhibit 23 to the 1996
         Form 10-K.

23.2     Consent of Ernst & Young LLP, independent auditors for the PNC Plan and the Midlantic Plan, filed as Exhibit 23.2 to the 1996 Form 10-K/A (Amendment No. 1).

23.3     Consent of Ernst & Young LLP, independent auditors for the Retirement Plan, filed herewith.

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

---------
* Denotes management contract or compensatory plan.