Form 10-K405
period 1997-12-31
PNC BANK CORP
filed 1998-03-23
CIK 713676

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

                   For the fiscal year ended December 31, 1997
                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                        For the transition period from ________ to ________

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                    25-1435979
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. _X_

The aggregate market value of the voting common equity held by non-affiliates of the Registrant amounted to approximately $14.7 billion at January 30, 1998. There is no non-voting common equity of the Registrant outstanding.

Number of shares of Registrant's common stock outstanding at February 28, 1998:
300,777,025

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of PNC Bank Corp.'s Annual Report to Shareholders for the year ended December 31, 1997 ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of PNC Bank Corp. for the annual meeting of shareholders to be held on April 28, 1998 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

TABLE OF CONTENTS

PART I                                                       Page
                                                            -------
Item 1      Business                                            2
Item 2      Properties                                          5
Item 3      Legal Proceedings                                   6
Item 4      Submission of Matters to a Vote of Security
              Holders                                           *

PART II
Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters                       6
Item 6      Selected Financial Data                             6
Item 7      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        6
Item 7A     Quantitative and Qualitative Disclosures
              About Market Risk                                 6
Item 8      Financial Statements and Supplementary Data         6
Item 9      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure            *

PART III
Item 10     Directors and Executive Officers of the
              Registrant                                        6
Item 11     Executive Compensation                              7
Item 12     Security Ownership of Certain Beneficial
              Owners and Management                             7
Item 13     Certain Relationships and Related
              Transactions                                      7

PART IV
Item 14     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                               7

SIGNATURES                                                      8

EXHIBIT INDEX                                                 E-1
* Not applicable

PART I

Forward-Looking Statements: From time to time the Corporation has made and may continue to make forward-looking statements about financial and business matters. As stated under the caption "Forward-Looking Statements" in the "Financial Review" on page 39 of the Annual Report to Shareholders, which is incorporated herein by reference, many factors could cause actual results for such matters to differ materially from such forward-looking statements. The Corporation assumes no duty to update forward-looking statements.

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

The Corporation is one of the largest diversified financial services companies in the United States and operates seven lines of business: National Consumer Banking; Regional Community Banking; Private Banking; Secured Lending; Asset Management and Servicing; Corporate Banking; and Mortgage Banking. Financial products and services are customized for specific customer segments and offered nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky, Indiana, Massachusetts and Florida. At December 31, 1997, the Corporation's consolidated total assets, deposits and shareholders' equity were $75.1 billion, $47.6 billion and $5.4 billion, respectively.

LINES OF BUSINESS Information relating to National Consumer Banking, Regional Community Banking, Private Banking, Secured Lending, Asset Management and Servicing, Corporate Banking and Mortgage Banking is set forth under the captions "Business Strategies" and "Line of Business Review" in the "Financial Review" included on pages 30 through 31 and 32 through 38, respectively, of the Annual Report to Shareholders, which is incorporated herein by reference.

SUBSIDIARY BANKS While the Corporation manages seven lines of business, the corporate legal structure currently consists of five subsidiary banks and over 110 active nonbank subsidiaries. PNC Bank, National Association, headquartered in Pittsburgh, Pennsylvania is the Corporation's only bank subsidiary which is a significant subsidiary within the meaning of Rule 1-02(v) of Regulation S-X. At December 31, 1997, PNC Bank, National Association had total consolidated assets of $69.7 billion, representing 93% of the Corporation's consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                       Page of
                                                        Annual
                                                        Report
------------------------------------------------------ --------
Analysis of Year-to-Year Changes in Net Interest
   Income                                                    77
Average Consolidated Balance Sheet and Net Interest
   Analysis                                               78-79
Book Values of Securities                             51 and 61
Maturities and Weighted-Average Yield of Securities          61
Loan Types                                                   62
Loan Maturities and Interest Sensitivity                     80
Nonaccrual, Past Due and Restructured Loans                  63
Potential Problem Loans                                      45
Summary of Loan Loss Experience                              80
Allocation of Allowance for Credit Losses                    81
Average Amount and Average Rate Paid on Deposits          78-79
Time Deposits of $100,000 or More                            81
Selected Consolidated Financial Data                         75
Short-Term Borrowings                                        81

RISK MANAGEMENT The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity and interest rate risk. Market risk is also inherent in the Corporation's business operations. Although it cannot eliminate these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control. Information relating to credit, liquidity, interest rate and market risk and the Corporation's risk management processes is set forth under the section "Risk Management" in the "Financial Review" included on pages 44 through 47 of the Annual Report to Shareholders, which is incorporated herein by reference.

EFFECT OF GOVERNMENTAL MONETARY AND OTHER POLICIES The earnings and operations of bank holding companies and their subsidiaries are affected by monetary, tax and other policies of the United States government and its agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Corporation's business and earnings.

IMPACT OF INFLATION The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks, because it does not take into account changes in interest rates, which are an important determinant of the Corporation's earnings. A discussion of interest rate risk is set forth under the section "Interest Rate Risk" in the "Financial Review" included on pages 46 and 47 of the Annual Report to Shareholders.

SUPERVISION AND REGULATION The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 14 - Regulatory Matters" of the "Notes to Consolidated Financial Statements" included on pages 65 and 66 of the Annual Report to Shareholders ("Note 14 - Regulatory Matters"), which is incorporated herein by reference. The coverage of the regulations includes activity, investment and dividend limitations on the bank holding company and its subsidiaries and consumer-related protections for loan, deposit, brokerage, fiduciary and mutual fund customers.

As a bank holding company registered under the BHC Act, the Corporation is subject to the supervision and regular inspection by the Federal Reserve Board. Under the BHC Act, the Federal Reserve Board's prior approval is required in any case the Corporation proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking corporation. Under the BHC Act, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of nonbanking corporations unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 1997, the Corporation's subsidiary banks were rated "Outstanding" or "Satisfactory" with respect to CRA.

The Corporation's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies, including such federal agencies as the Office of the Comptroller of the Currency ("OCC") with respect to PNC

Bank, National Association and PNC National Bank, the Federal Deposit Insurance Corporation ("FDIC") with respect to PNC Bank, Delaware and PNC Bank, New England, and the Office of Thrift Supervision with respect to PNC Bank, FSB. The Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to the Corporation, which constitutes the principal source of income to the parent company as discussed under the caption "Liquidity Risk" in the "Financial Review" on page 46 of the Annual Report to Shareholders, which is incorporated herein by reference. The Corporation's subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and nonbank affiliates as discussed in "Note 14 - Regulatory Matters."

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 1997, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized."

Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Financial Review" on pages 43 and 44 of the Annual Report to Shareholders, which is incorporated herein by reference.

All of the subsidiary banks are insured by the FDIC and subject to premium assessments. The amount of FDIC assessments is based on the institution's relative risk as measured by regulatory capital ratios and certain other factors. Under current regulations, the Corporation's subsidiary banks are not assessed a premium on deposits insured by either the Bank Insurance Fund or the Savings Association Insurance Fund. However, insured depository institutions continue to pay premiums based on deposit levels to service debt on bonds issued by a governmental entity.

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

Over the past few years, the regulatory framework applicable to the Corporation and its subsidiaries has been subject to extensive Congressional and agency review, which has resulted in some liberalization and may result in further reforms. Current proposals include easing restrictions on insurance and investment banking activities and easing bank ownership requirements. There are also proposals to regulate further banking and financial services, some of which limit finance charges and other fees and charges earned by the Corporation. Management currently cannot predict the outcome of these proposals or the effect, if any, on the Corporation.

Since 1995, the BHC Act has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions. Effective June 1, 1997, the Federal Deposit Insurance Act gave the Corporation's subsidiary banks the ability, subject to certain restrictions, to consolidate with one another or to acquire by acquisition or merger branches outside their home state. Pursuant to these provisions, the Corporation merged certain subsidiary banks during 1997. Competition may increase further as banks branch across state lines and enter new markets.

COMPETITION The Corporation and its subsidiaries are subject to vigorous and intense competition from various financial institutions and increasingly from "nonbank" entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. This is particularly true as the Corporation expands nationally beyond its primary geographic footprint, where expansion requires significant investments to penetrate new markets and respond to competition.

In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other nonbank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as the competition for consumer investment dollars intensifies among banks and other financial services companies. The Corporation's subsidiary banks compete for deposits not only with other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies and issuers of commercial paper and other securities, including mutual funds. Various nonbank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing asset management services, the Corporation's subsidiaries compete with many large banks, trust companies, brokerage houses, mutual fund managers, other registered investment advisers and insurance companies.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's lines of business consistently must make technological investments to remain competitive.

EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning each executive officer of the Corporation as of March 1, 1998 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years.

Name                   Age   Position with              Year
                             Corporation            Employed(1)
---------------------- ----- ---------------------- -----------

Thomas H. O'Brien (2)   61   Chairman and Chief          1962
                               Executive Officer and
                               Director

James E. Rohr  (2)      49   President and Director      1972

Walter E. Gregg, Jr.    56   Senior Executive Vice       1974
(2)                            President, Finance and
                               Administration

Richard C. Caldwell     53   Executive Vice President,   1990
                               Asset Management and
                               Servicing

Frederick J. Gronbacher 55   Executive Vice President,   1976
                               National Consumer
                               Banking

Robert L. Haunschild    48   Senior Vice President and   1990
                               Chief Financial Officer

William J. Johns        50   Senior Vice President and   1974
                               Chief Accounting Officer

Ralph S. Michael III    43   Executive Vice President    1979
                               and Chief Executive
                               Officer, Corporate
                               Banking

Thomas E. Paisley III   50   Senior Vice President and   1972
                               Chairman, Corporate
                               Credit Policy Committee

Helen P. Pudlin         48   Senior Vice President and   1989
                               General Counsel

Bruce E. Robbins        53   Executive Vice President    1973
                               and Chief Executive
                               Officer, Secured Lending
---------------------- ----- --------------------------- ------

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

The Corporation's subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate.

Additional information pertaining to the Corporation's properties is set forth in "Note 8 - Premises, Equipment and Leasehold Improvements" of the "Notes to Consolidated Financial Statements" included on pages 63 and 64 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, included a description of a consolidated class action complaint against the Corporation, its Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer alleging violations of federal securities laws and related common law claims. The parties have reached an agreement in principle to settle this action, which is subject to documentation and court approval. Management believes that the final disposition will not be material to the Corporation's financial position or results of operations.

The Corporation, in the normal course of business, is subject to various other pending and threatened lawsuits in which claims for monetary damages and other relief are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC". At the close of business on February 28, 1998, there were 64,438 common shareholders of record.

Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of the subsidiary banks and nonbank subsidiaries to upstream dividends to the parent company). The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without prior regulatory approval. Further discussion concerning dividend restrictions is set forth under the caption "Supervision and Regulation" in Part I, Item 1 of this Form 10-K and in "Note 14
- Regulatory Matters," which sections are incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on page 82 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

"Selected Consolidated Financial Data" on page 75 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Corporation's financial position and results of operations set forth under the section "Financial Review" on pages 30 through 52 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the sections "Interest Rate Risk", "Market Risk" and "Financial Derivatives" on pages 46 through 49 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 53, 54 through 57, 58 through 74, and 76, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies, and respective terms of office, except for C.G. Grefenstette,

Thomas Marshall, Vincent A. Sarni and Garry J. Scheuring, who are not standing for reelection, is set forth under the heading "Election of Directors - Information Concerning Nominees" in the Proxy Statement and is incorporated herein by reference. Mr. Grefenstette, age 70, is the Chairman and Chief Executive Officer of The Hillman Company, a company engaged in diversified operations and investments, and a director of Owens & Minor, Inc. Mr. Marshall, age 69, is the Retired Chairman of Aristech Chemical Corporation, and a director of Arch Coal, Inc. Mr. Sarni, age 69, is the Retired Chairman and Chief Executive Officer of PPG Industries Inc., a manufacturer of glass, chemicals, coatings and resins. He is a director of PPG Industries, Inc., Hershey Foods Corporation and The LTV Corporation. Mr. Scheuring, age 58, is the Retired Vice Chairman of PNC Bank Corp., and became a director of the Corporation in connection with the Midlantic Corporation merger, effective December 31, 1995. Mr. Scheuring had been the Chairman, President and Chief Executive Officer of Midlantic Corporation. Each of Messrs. Grefenstette, Marshall and Sarni has been a director of the Corporation since 1989.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

Information regarding the involvement of the Corporation's Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer in certain legal proceedings set forth under the heading "Legal Proceedings" in the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers under the captions "Election of Directors - Compensation of Directors," "Election of Directors - Common Stock Purchase Guideline" and "Compensation of Executive Officers," excluding the "Personnel and Compensation Committee Report on Executive Compensation," in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of the equity securities of the Corporation by all directors, each of the five highest compensated executive officers and all directors and executive officers of the Corporation as a group under the heading "Security Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.

                                                       Page of
                                                       Annual
Financial Statements                                   Report
------------------------------------------------------ --------

Report of Ernst & Young LLP, Independent Auditors         53
Consolidated Statement of Income for the three
    years ended December 31, 1997                         54
Consolidated Balance Sheet as of December 31, 1997
    and 1996                                              55
Consolidated Statement of Changes in
    Shareholders' Equity for the three years
    ended December 31, 1997                               56
Consolidated Statement of Cash Flows for the
    three years ended December 31, 1997                   57
Notes to Consolidated Financial Statements              58-74
Selected Quarterly Financial Data                         76
------------------------------------------------------ --------

No financial statement schedules are being filed.

REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the quarter ended December 31, 1997, or thereafter:

Form 8-K dated as of October 15, 1997, reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1997, filed pursuant to Item 5.

Form 8-K dated as of January 15, 1998, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1997, filed pursuant to Item 5.

EXHIBITS The exhibits listed on the Exhibit Index on pages E-1 and E-2 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PNC Bank Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNC BANK CORP.

(Registrant)

By: /s/ Robert L. Haunschild
----------------------------------------------
    Robert L. Haunschild, Senior Vice President
     and Chief Financial Officer
    March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PNC Bank Corp. and in the capacity indicated on March 20, 1998.


Signature                                             Capacities
-----------------------------------------             ----------------------------------------------

/s/ Thomas H. O'Brien                                 Chairman, Chief Executive
-----------------------------------------                Officer and Director (Principal Executive
Thomas H. O'Brien                                        Officer)

/s/ Robert L. Haunschild                              Senior Vice President and
-----------------------------------------                Chief Financial Officer (Principal Financial
Robert L. Haunschild                                     Officer)

/s/ William J. Johns                                  Senior Vice President and Chief Accounting
-----------------------------------------             Officer (Principal Accounting Officer)
William J. Johns

* Paul W. Chellgren; Robert N. Clay; George A.        A Majority of the Directors
Davidson, Jr.; David F. Girard-diCarlo; C. G.
Grefenstette; William R. Johnson; Bruce C.
Lindsay; W. Craig McClelland; Thomas Marshall;
Jane G. Pepper; Jackson H. Randolph; Roderic H.
Ross; Vincent A. Sarni; Garry J. Scheuring;
Richard P. Simmons; Thomas J. Usher; Milton A.
Washington; and Helge H. Wehmeier

* James E. Rohr                                       President and Director

*By: /s/ Melanie S. Cibik
    ------------------------------------------
     Melanie S. Cibik, Attorney-in-Fact,
      pursuant to Power of Attorney filed
      herewith

                                  EXHIBIT INDEX

Exhibit
 No.                                   Description                                          Method of Filing +
---------- -------------------------------------------------------------------- --------------------------------------------

   3.1      Articles of Incorporation of the Corporation, as amended.           Incorporated herein by reference to
                                                                                  Exhibit 99.1 and 99.2 of the Current
                                                                                  Report on Form 8-K dated October 7, 1996.
   3.2      By-Laws of the Corporation, as amended.                             Incorporated herein by reference to
                                                                                  Exhibit 99.2 of the Current  Report on
                                                                                  Form 8-K dated January 15, 1998.

   4.1      Instruments defining the rights of holders of long-term debt of the
               Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation. The
               Corporation undertakes to file these instruments with the Commission on request.

  4.2      Designation of Series: $1.80 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
               Stock -- Series A.
  4.3      Designation of Series: $1.80 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
               Stock -- Series B.
  4.4      Designation of Series: $1.60 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
               Stock -- Series C.
  4.5      Designation of Series: $1.80 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
               Stock -- Series D.
  4.6      Designation of Series: Fixed/Adjustable Rate Noncumulative           Incorporated herein as part of Exhibit 3.1.
               Preferred Stock -- Series F.
 10.1      Supplemental Executive Retirement Income and Disability Plan of      Incorporated herein by reference to
               the Corporation.                                                   Exhibit 10.2 of the Annual Report on
                                                                                  Form 10-K for the year ended December
                                                                                  31, 1990 ("1990 Form 10-K"). *
 10.2      Amendments to Supplemental Executive Retirement Income and           Incorporated herein by reference to
               Disability Plan.                                                   Exhibit 10.2 of the Annual Report on
                                                                                  Form 10-K for the year ended December
                                                                                  31, 1996 ("1996 Form 10-K). *
 10.3      Supplemental Executive Life Insurance and Spouse's Benefit Plan of   Incorporated herein by reference to
               the Corporation.                                                   Exhibit 10.3 of the 1990 Form 10-K. *
 10.4      November 21, 1996 Amendment to Supplemental Executive Life           Incorporated herein by reference to
               Insurance and Spouse's Benefit Plan.                               Exhibit 10.4 of the 1996 Form 10-K. *
 10.5      1997 Long-Term Incentive Award Plan of the Corporation ("1997        Incorporated herein by reference to
               Award Plan").                                                      Exhibit 4.3 of the Corporation's
                                                                                  Post-Effective Amendment No. 1 to
                                                                                  Registration Statement on Form S-8 at
                                                                                  File No. 33-54960. *
 10.6      Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.   Filed herewith. *
 10.7      Form of Incentive Share Agreement under 1992 Award Plan (June        Incorporated herein by reference to
               1995), as amended November 21, 1996.                               Exhibit 10.7 of the 1996 Form 10-K. *
 10.8      Form of Addendum to Nonstatutory Stock Option Agreement relating     Filed herewith. *
               to Reload Nonstatutory Stock Options.
 10.9      Form of Reload Nonstatutory Stock Option Agreement.                  Filed herewith. *
 10.10     Form of Incentive Share Agreement - Share Price, RSR and ROCE        Filed herewith. *
               Performance Goals.

 10.11     PNC Bank Corp. 1994 Annual Incentive Award Plan.                     Incorporated by reference to Exhibit 10.6
                                                                                  of the Annual Report on Form 10-K for
                                                                                  the year ended December 31, 1994 ("1994
                                                                                  Form 10-K"). *
 10.12     PNC Bank Corp. 1996 Executive Incentive Award Plan.                  Incorporated by reference to Exhibit 10.2
                                                                                  of the Quarterly Report on Form 10-Q for
                                                                                  the quarter ended September 30, 1996
                                                                                  ("3Q 1996 Form 10-Q"). *
 10.13     PNC Bank Corp. and Affiliates Deferred Compensation Plan.            Incorporated by reference to Exhibit 4.2
                                                                                  to the Corporation's Registration
                                                                                  Statement on Form S-8 at File No.
                                                                                  333-18069. *
 10.14     PNC Bank Corp. Supplemental Incentive Savings Plan as amended.       Incorporated by reference to Exhibit 4.1
                                                                                  to the Corporation's Registration
                                                                                  Statement on Form S-8 at File No.
                                                                                  333-18069. *
 10.15     PNC Bank Corp. Supplemental Pension Plan, as amended.                Incorporated herein by reference to Exhibit 10.12
                                                                                  of the 1996 Form 10-K. *
 10.16     1992 Director Share Incentive Plan.                                  Incorporated herein by reference to
                                                                                  Exhibit 10.6 of the Annual Report on
                                                                                  Form 10-K for the year ended December
                                                                                  31, 1992. *
 10.17     PNC Bank Corp. Directors Retirement Plan.                            Incorporated by reference to Exhibit 10.7
                                                                                  of the 1994 Form 10-K. *
 10.18     PNC Bank Corp. Directors Deferred Compensation Plan.                 Incorporated by reference to Exhibit 10.1
                                                                                  of the 3Q 1996 Form 10-Q. *
 10.19     Form of Change in Control Severance Agreement.                       Incorporated herein by reference to
                                                                                  Exhibit 10.17 of the 1996 Form 10-K. *
 10.20     Amended and Restated Trust Agreement between the Corporation, as     Incorporated herein by reference to
               Settlor, and NationsBank, N.A., as Trustee (who has been           Exhibit 10.18 of the 1996 Form 10-K. *
               replaced by Hershey Trust Company, as successor Trustee).
 12.1      Computation of Ratio of Earnings to Fixed Charges.                   Filed herewith.
 12.2      Computation of Ratio of Earnings to Combined Fixed Charges and       Filed herewith.
               Preferred Dividends.
 13        Excerpts from the Annual Report to Shareholders for the year         Filed herewith.
               ended December 31, 1997. Such Annual Report, except for
               those portions thereof that are expressly incorporated
               by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.
 21        Schedule of Certain Subsidiaries of the Corporation.                 Filed herewith.
 23        Consent of Ernst & Young LLP, independent auditors for the           Filed herewith.
               Corporation.
 24        Power of Attorney of directors and officers of the Corporation.      Filed herewith.
 27.1      Financial Data Schedule.                                             Filed herewith.
 27.2      Restated Financial Data Schedule.                                    Filed herewith.
 27.3      Restated Financial Data Schedule.                                    Filed herewith.

--------------------------------------------------------------------
+ Except where otherwise expressly noted, incorporated document references are to Commission File No. 1-9718.
* Denotes management contract or compensatory plan.