Form 10-Q
period 1998-03-31
PNC BANK CORP
filed 1998-05-15
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
                 For the quarterly period ended March 31, 1998

Page 1 represents a portion of the first quarter 1998 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 32.

Financial
    Highlights




Three months ended March 31                                                  1998             1997
-------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE (in thousands, except per share data)
Revenue
   Net interest income (taxable-equivalent basis)                          $644,230         $637,283
   Noninterest income                                                       538,915          433,303
   Total revenue                                                          1,183,145        1,070,586
Net income                                                                  269,260          266,309

Per common share
   Basic earnings                                                              $.88             $.81
   Diluted earnings                                                             .87              .80
   Cash dividends declared                                                      .39              .37

RATIOS
Performance
   Return on
     Average common shareholders' equity                                      21.10%           19.48%
     Average assets                                                            1.51             1.54
   Net interest margin                                                         3.96             3.98
   Noninterest income to total revenue                                        45.55            40.47
   After-tax profit margin                                                    22.76            24.88
   Efficiency                                                                 61.53            59.54

Capital
   Leverage                                                                    7.36%            7.17%
   Common shareholders' equity to assets                                       7.15             7.25

Asset Quality
   Net charge-offs to average loans                                             .67%             .47%
   Nonperforming assets to loans and foreclosed assets                          .61              .82
   Allowance for credit losses to loans                                        1.67             2.13
   Allowance for credit losses to nonperforming loans                        320.96           346.11


PERIOD-END BALANCES (in millions, except per share data)
Assets                                                                      $72,355          $71,166
Earning assets                                                               65,210           64,255
Loans, net of unearned income                                                54,511           52,575
Securities available for sale                                                 7,511            9,593
Deposits                                                                     46,068           44,902
Borrowed funds                                                               18,375           18,547
Shareholders' equity                                                          5,487            5,478
Common shareholders' equity                                                   5,173            5,162

Book value per common share                                                  $17.20           $16.45
=======================================================================================================




                                 PNC BANK CORP.

                                      -----

Financial
  Review

This Financial Review should be read in conjunction with the PNC Bank Corp. and subsidiaries' ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1997 Annual Report.

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States and operates seven lines of business:
Regional Community Banking, Corporate Banking, National Consumer Banking, Asset Management and Mutual Fund Servicing, Private Banking, Mortgage Banking, and Secured Lending. Financial products and services are customized for specific customer segments and offered nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky, Indiana, Massachusetts and Florida.

SUMMARY FINANCIAL RESULTS Net income for the first three months of 1998 was $269 million or $.87 per diluted share compared with $266 million and $.80, respectively, a year ago. Earnings were impacted by noncash expenses associated with purchase acquisitions. Excluding the impact of goodwill and other amortization related to purchase transactions, diluted earnings per share for the first quarter of 1998 and 1997 were $.93 and $.86, respectively.

Returns on average common shareholders' equity and average assets were 21.10% and 1.51% compared with 19.48% and 1.54%, respectively, in 1997.

Total revenue increased $113 million in the quarter-to-quarter comparison driven by growth in noninterest income. Noninterest income increased to $539 million in the first quarter of 1998, a 24.5% increase over the same period in 1997 reflecting significant growth in asset management, mutual fund servicing and mortgage banking. Noninterest income represented 46% of total revenue in the first quarter of 1998 compared with 40% in the prior-year quarter. Taxable-equivalent net interest income was $644 million, an increase of $7 million from the first quarter of 1997. The net interest margin was 3.96% compared with 3.98% in the prior year.

The provision for credit losses was $30 million for the first quarter of 1998 compared with $10 million in the prior year.

Noninterest expense increased $97 million to $741 million primarily due to amortization of mortgage servicing rights ("MSR"), incentive compensation commensurate with growth in fee-based revenue and higher marketing costs associated with national consumer banking initiatives. The efficiency ratio, computed excluding distributions on capital securities, was 61.5% for the first quarter of 1998 compared with 59.5% a year ago.

Average earning assets increased $1.4 billion from the prior-year quarter to $65.2 billion as higher loans and mortgages held for sale more than offset securities portfolio reductions. Average loans grew 4.2% to $54.1 billion, a $2.2 billion increase from the prior year. Growth in credit cards and middle market commercial loans more than offset the downsizing of the indirect automobile lending portfolio and the impact of loan securitizations. The increase in average mortgages held for sale was $1.4 billion reflecting higher production volume. Average securities decreased $2.3 billion to $7.8 billion or 11.9% of average earning assets. Loans represented 83.0% of average earning assets compared with 81.4% a year ago.

Shareholders' equity totaled $5.5 billion at March 31, 1998. The leverage ratio was 7.36% and Tier I and total risk-based capital ratios were 7.67% and 11.24%, respectively.

Asset quality and coverage ratios remained strong. The ratio of nonperforming assets to loans and foreclosed assets was .61% at March 31, 1998 and December 31, 1997. The allowance for credit losses was 321% of nonperforming loans and 1.67% of total loans at March 31, 1998 compared with 352% and 1.79%, respectively, at December 31, 1997. Net charge-offs were .67% of average loans for the first quarter of 1998 compared with .47% for the first quarter of 1997. The increase was primarily associated with consumer bankruptcies and an increase in credit card outstandings.

BUSINESS STRATEGIES Financial services providers today are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. Traditional loan and deposit activities face particularly challenging competitive pressures as both banks and nonbanks compete for customers with access to a broad array of banking, investment and capital markets products. Many of these traditional businesses have moderate growth expectations and require significant capital to support balance sheet leverage that entails credit and interest rate risk.


                                 PNC BANK CORP.

                                      -----
                                        2

PNC Bank has responded to these challenges by transitioning to an organization comprised of distinct lines of business with highly focused customer segments. This approach provides the basis for differentiated businesses capable of competing in today's environment where banks and other financial service providers seek the same customers.

The Corporation has focused on altering the business mix and investing in specialized financial services businesses including asset management, mutual fund servicing, private banking, mortgage banking, treasury management and capital markets. These businesses are largely fee-based and less capital intensive and have superior growth outlooks on a national scale. More meaningful contributions from these businesses, coupled with disciplined management of traditional banking activities, expansion of national distribution capabilities and reduction of wholesale leverage activities have allowed PNC Bank to significantly improve the composition of the earnings stream.

REGIONAL COMMUNITY BANKING provides financial products and services to small business and retail customers within PNC Bank's geographic footprint. Regional Community Banking's focus is on employing information and customer knowledge to identify and meet consumer preferences for traditional and automated products and services through retail branches and alternative distribution channels.

CORPORATE BANKING provides credit, capital markets and treasury management products and services to large and mid-size businesses, institutions and government entities. Teams of specialists focus on specific industry segments, including communications, health care, public finance, large corporate, financial institutions, energy, metals and mining and emerging growth.

NATIONAL CONSUMER BANKING provides consumer products and services through technologically advanced cost efficient channels. National Consumer Banking's focus is on delivering convenient financial services nationally by expanding direct marketing and through establishing affinity relationships.

ASSET MANAGEMENT AND MUTUAL FUND SERVICING includes BlackRock, Inc. ("BlackRock") which offers fixed income, domestic and international equity and liquidity products; PFPC Inc. ("PFPC"), the Corporation's mutual fund servicing business; HAWTHORN, which serves the ultra-affluent market, and PNC Bank's institutional trust business.


BlackRock represents the recent combination of PNC Bank's investment advisory and asset management capabilities under a single organization and brand. This integration created one of the largest asset managers in the country, leveraging the BlackRock Financial Management reputation as an established world-class fixed income manager. BlackRock is focused on expanding marketing and delivery channels for a wide range of institutional and retail investment products.

PFPC specializes in providing institutional money managers, brokerage firms, pension managers and insurance companies with custom designed products including accounting and administration, transfer agent and custody services. PFPC is the second largest mutual fund accounting agent and the third largest mutual fund transfer agent in the United States and is focused on domestic and international expansion.

PRIVATE BANKING offers personalized investment management, brokerage, personal trust, estate planning and traditional banking services to the affluent. Services are provided by teams of specialists working together to provide advice and creative financial solutions.

MORTGAGE BANKING is focused on delivering mortgage originations and servicing, and expanding sales of products including second mortgages, home equity lines of credit, credit cards and insurance.

SECURED LENDING is engaged in commercial real estate banking, business credit and equipment leasing activities within PNC Bank's primary geographic markets and nationally.

Real estate banking provides comprehensive services to a broad base of clients including commercial and residential developers, investors, mortgage bankers and property management companies.

Business credit is among the top ten firms in the United States in asset-based financing providing asset-based lending, syndication and treasury management services.

Leasing provides equipment lease financing for a wide range of customers and is focused on growth from the existing PNC Bank corporate customer base and national markets.

Subsequent to quarter end, PNC Bank completed the acquisitions of the assets and servicing portfolio of Midland Loan Services, L.P. ("Midland") and the asset-based finance business of BTM Capital Corp. ("BTM Capital"), a subsidiary of The Bank of Tokyo-Mitsubishi, Ltd. These transactions are consistent with Secured Lending's strategic plan to establish a national presence and expand fee-based revenue.


                                 PNC BANK CORP.

                                      -----
                                        3

Financial
  Review

LINE OF BUSINESS REVIEW

Financial results for PNC Bank's lines of business are derived from the Corporation's management accounting system. Line of business information is based on management accounting practices which conform to and support PNC Bank's current management structure and is not necessarily comparable with similar information for any other financial services institution.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure business unit performance. Assignments and transfers change from time to time as the management accounting system is enhanced and business or product lines change. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles.

Financial statements for the lines of business do not necessarily use the same classifications as the consolidated financial statements. The financial results presented herein reflect each line of business as if operated on a stand-alone basis. Securities or borrowings and related interest rate spreads have been assigned to the lines of business based on their net asset or liability position.

Total line of business financial results differ from consolidated financial results primarily due to eliminations, different provision for credit loss methodologies and corporate administration and other unassigned items. Eliminations offset transactions between the lines of business which primarily relate to assigned securities or borrowings. Corporate administration and other unassigned includes net securities gains, certain holding company expenses and other items not assigned in the management accounting process.

Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. As a result, total capital assigned will differ from consolidated shareholders' equity.



                                                                                            Return on
                                              Revenue             Earnings (Loss)         Assigned Capital         Average Assets
Three months ended March 31 -         ----------------------------------------------------------------------------------------------
dollars in millions                       1998        1997        1998        1997        1998        1997         1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Regional Community Banking                $402        $404        $103        $100          30%         29%     $34,968     $35,422
Corporate Banking                          179         155          56          50          20          19       14,832      14,636
National Consumer Banking                  173         183         (13)         22          (8)         13       11,507      11,185
Asset Management and Mutual Fund
   Servicing                               154          96          43          18          59          29          921         688
Private Banking                            105          96          23          20          28          28        2,536       2,408
Mortgage Banking                           104          66          16           3          18           4       11,569       9,650
Secured Lending                             68          68          34          34          26          29        7,124       6,131
                                      -----------------------------------------------                          ---------------------
   Total lines of business               1,185       1,068         262         247          23          22       83,457      80,120
Eliminations                                (4)        (32)        (24)        (20)                             (15,120)    (13,776)
Provision for credit losses                                         36          23
Corporate administration and other
   unassigned                                2          35          (5)         16                                3,804       3,957
                                      -----------------------------------------------                          ---------------------
   Total consolidated                   $1,183      $1,071        $269        $266          21%         19%     $72,141     $70,301
====================================================================================================================================

                                 PNC BANK CORP.

                                      -----
                                        4

REGIONAL COMMUNITY BANKING
Three months ended March 31 -
dollars in millions                            1998        1997
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $332        $336
Noninterest income                               70          68
                                           ---------------------
   Total revenue                                402         404
Provision for credit losses                       8           5
Noninterest expense                             223         233
                                           ---------------------
   Pretax earnings                              171         166
Income taxes                                     68          66
                                           ---------------------
   Earnings                                    $103        $100
                                           ---------------------

AVERAGE BALANCE SHEET
Loans
   Consumer                                  $4,966      $4,893
   Commercial                                 2,508       1,984
   Residential mortgage                       1,246       1,250
   Other                                        202         410
                                           ---------------------
     Total loans                              8,922       8,537
Assigned assets and other assets             26,046      26,885
                                           ---------------------
   Total assets                             $34,968     $35,422
                                           ---------------------

Net deposits
   Certificates                             $15,237     $15,879
   Money market                               6,895       6,009
   Noninterest-bearing demand                 4,769       4,837
   Interest-bearing demand                    3,944       4,090
   Savings                                    2,583       3,001
                                           ---------------------
     Total net deposits                      33,428      33,816
Other liabilities                               138         189
Assigned capital                              1,402       1,417
                                           ---------------------
   Total funds                              $34,968     $35,422
                                           ---------------------

PERFORMANCE RATIOS
After-tax profit margin                          26%         25%
Efficiency                                       55          58
Noninterest income to total revenue              17          17
Return on assigned capital                       30          29
================================================================

Regional Community Banking contributed 39% of total line of business earnings in the first quarter of 1998 compared with 40% in the first quarter of 1997. Earnings increased $3 million or 3% primarily due to a reduction in noninterest expense.

Total revenue was essentially unchanged in the first quarter of 1998 as higher transaction fees were offset by lower net interest income associated with lower deposits.

The $3 million increase in the provision for credit losses resulted from recoveries in the first quarter of 1997.

Noninterest expense declined $10 million or 4% reflecting the impact of continued strategies designed to respond to customer behavior while improving the effectiveness and efficiency of the delivery system. These initiatives are expected to continue to positively impact results, and will be enhanced by the sale of 16 branches in Pennsylvania which is anticipated to close during the second quarter of 1998.

CORPORATE BANKING
Three months ended March 31 -
dollars in millions                             1998      1997
---------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                           $79       $75
Noncredit revenue
   Treasury management                            54        48
   Equity management                              23        15
   Capital markets                                15        13
   Other                                           8         4
                                            -------------------
      Total noncredit revenue                    100        80
                                            -------------------
   Total revenue                                 179       155
Provision for credit losses                        2        (9)
Noninterest expense                               90        85
                                            -------------------
   Pretax earnings                                87        79
Income taxes                                      31        29
                                            -------------------
   Earnings                                      $56       $50
                                            -------------------

AVERAGE BALANCE SHEET
Loans                                        $13,853   $13,756
Other assets                                     979       880
                                            -------------------
   Total assets                              $14,832   $14,636
                                            -------------------

Net deposits                                  $2,487    $2,074
Assigned funds and other liabilities          11,228    11,513
Assigned capital                               1,117     1,049
                                            -------------------
   Total funds                               $14,832   $14,636
                                            -------------------

PERFORMANCE RATIOS
After-tax profit margin                           31%       32%
Efficiency                                        50        55
Noncredit revenue to total revenue                56        52
Return on assigned capital                        20        19
===============================================================

Corporate Banking contributed 21% of total line of business earnings in the first quarter of 1998 compared with 20% in the same period last year. Earnings increased $6 million or 12% in 1998 driven by growth in noncredit revenue.

Credit-related revenue primarily represents net interest income from loans. Noncredit revenue, which includes noninterest income and the benefit of compensating balances in lieu of fees, increased $20 million or 25%. This increase reflects the emphasis on expanding revenue from fee-based services as well as higher equity management gains. The ratio of noncredit revenue to total revenue increased from 52% a year ago to 56% in the first quarter of 1998.

Noninterest expense increased $5 million or 6% reflecting higher operating costs associated with growth and investment in treasury management and capital markets services.


                                 PNC BANK CORP.

                                      -----
                                        5

NATIONAL CONSUMER BANKING
Three months ended March 31 -
dollars in millions                            1998       1997
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $120       $102
Noninterest income                               53         81
                                           --------------------
   Total revenue                                173        183
Provision for credit losses                      78         52
Noninterest expense                             116         95
                                           --------------------
   Pretax earnings (loss)                       (21)        36
Income taxes (benefit)                           (8)        14
                                           --------------------
   Earnings (loss)                             $(13)       $22
                                           --------------------

AVERAGE BALANCE SHEET
Loans
   Dealer finance                            $5,018     $5,336
   Credit card                                3,748      3,043
   Education                                  1,366      1,762
   Other                                        638        396
                                           --------------------
     Total loans                             10,770     10,537
Other assets                                    737        648
                                           --------------------
   Total assets                             $11,507    $11,185
                                           --------------------

Net deposits                                   $114        $80
Assigned funds and other liabilities         10,702     10,416
Assigned capital                                691        689
                                           --------------------
   Total funds                              $11,507    $11,185
                                           --------------------

PERFORMANCE RATIOS
After-tax profit margin                          (8)%       12%
Efficiency                                       67         52
Noninterest income to total revenue              31         44
Return on assigned capital                       (8)        13
===============================================================

National Consumer Banking's results are predominated by start-up investments primarily in AAA and other affinity businesses. As these investments mature and scale of the business increases, management expects returns will improve. During the first quarter of 1998 National Consumer Banking incurred a loss of $13 million in the first quarter of 1998 compared with earnings of $22 million in the prior-year quarter. Earnings in the first quarter of 1997 included pretax income of $24 million from securitization of education loans and $13 million from the establishment of the merchant services joint venture that was used to support investments and marketing costs associated with AAA.

The loss in the first quarter of 1998 resulted from AAA and credit card initiatives which reduced earnings by $27 million. These initiatives were unfavorably impacted by intense industry competition, including aggressive teaser rates offered on credit cards, higher credit costs and increased marketing expense associated with national business expansion. Management currently expects that the AAA initiative will be profitable in mid 1999.

The increase in the provision for credit losses of $26 million or 50% related to consumer bankruptcies and an increase in credit card outstandings. Management has undertaken enhanced collection efforts and a more focused marketing strategy directed at PNC Bank's geographic footprint and affinity relationships. As a result, the growth rate in credit card outstandings is expected to slow and net charge-offs are expected to remain relatively stable during the remainder of 1998.


                                 PNC BANK CORP.

                                      -----
                                        6

ASSET MANAGEMENT AND MUTUAL FUND SERVICING


                                                                          Asset             Mutual Fund
                                                                        Management           Servicing            Total
                                                                   -----------------------------------------------------------
Three months ended March 31 - dollars in millions                    1998       1997       1998      1997     1998      1997
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Advisory, processing and other fees                                   $88        $60        $41       $33      $129       $93
Other income                                                           20                                        20
Net interest income                                                     3          1          2         2         5         3
                                                                   -----------------------------------------------------------
   Total revenue                                                      111         61         43        35       154        96
Operating expense                                                      63         44         28        22        91        66
                                                                   -----------------------------------------------------------
   Pretax earnings                                                     48         17         15        13        63        30
Income taxes                                                           14          7          6         5        20        12
                                                                   -----------------------------------------------------------
   Earnings                                                           $34        $10         $9        $8       $43       $18
                                                                   -----------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                                                 $55        $17        $89       $57      $144       $74
Assigned assets and other assets                                      664        495        113       119       777       614
                                                                   -----------------------------------------------------------
   Total assets                                                      $719       $512       $202      $176      $921      $688
                                                                   -----------------------------------------------------------

Net deposits                                                         $455       $308       $103       $87      $558      $395
Other liabilities                                                      47         24         19        17        66        41
Assigned capital                                                      217        180         80        72       297       252
                                                                   -----------------------------------------------------------
   Total funds                                                       $719       $512       $202      $176      $921      $688
                                                                   -----------------------------------------------------------

PERFORMANCE RATIOS
After-tax profit margin                                                31%        16%        21%       23%       28%       19%
Efficiency                                                             57         72         65        63        59        69
Noninterest income to total revenue                                    97         98         95        94        97        97
Return on assigned capital                                             64         23         46        45        59        29
==============================================================================================================================

Asset Management and Mutual Fund Servicing contributed 16% of total line of business earnings in the first quarter of 1998 compared with 7% in the first quarter of 1997. Earnings increased $25 million to $43 million in the first quarter of 1998 due to an increase in revenue.

During the first quarter of 1998 PNC Bank's fixed income, equity and liquidity capabilities were consolidated under BlackRock. This combination created one of the largest asset managers in the United States with a focus on expanding marketing and delivery channels for a wide range of institutional and retail investment products.

Asset Management earnings increased $24 million over the prior year, primarily due to after-tax gains of $16 million realized in the first quarter of 1998 from the sale of an equity stake to BlackRock management. Excluding these gains, earnings increased $8 million or 80% due to strong revenue growth resulting from new business and market appreciation. Operating expense increased $19 million commensurate with the growth in revenue.

Fee income is driven by the level of assets under management which are summarized in the following table:

ASSETS UNDER MANAGEMENT
March 31 - in billions                        1998      1997
---------------------------------------------------------------
BlackRock
   Fixed income                                $59       $47
   Liquidity                                    42        34
   Equity and other                             15        10
                                            -------------------
     Total BlackRock                           116        91
Other
   Fixed income                                  7         5
   Equity                                       26        20
                                            -------------------
     Total other                                33        25
                                            -------------------
     Total assets under management            $149      $116
                                            -------------------

Proprietary mutual funds
   BlackRock Funds                             $16       $12
   Other                                        20        18
                                            -------------------
     Total proprietary mutual funds            $36       $30
===============================================================


                                 PNC BANK CORP.

                                      -----
                                        7

Financial
  Review


Assets under management totaled $149 billion at March 31, 1998, a 28% increase compared with a year ago. BlackRock had managed assets of $116 billion at March 31, 1998, an increase of 27% over the prior-year quarter. The remaining managed assets are comprised of personal and corporate trust assets.

Total assets under administration were $456 million at March 31, 1998, an increase of $109 billion of 31% in the year-to-year comparison.

Mutual Fund Servicing experienced double digit growth in assets and accounts serviced compared with the first quarter of 1997 leading to a 23% increase in total revenue. Operating expenses increased $6 million due to higher compensation expense commensurate with revenue growth and increased investments in technology and facilities associated with business expansion.

PFPC's assets and accounts serviced were as follows:

March 31                                        1998      1997
---------------------------------------------------------------
Assets (billions)
   Custody                                      $248      $203
   Accounting/administration                     218       138

---------------------------------------------------------------
Accounts (millions)
   Shareholder                                   4.7       4.5
   Checking and credit/debit card                2.1       1.7
===============================================================

Revenue from investment management and mutual fund servicing is included in the Asset Management and Mutual Fund Servicing line of business. Revenue from marketing asset management products and services to consumers is included primarily in Private Banking. The following table sets forth revenue and earnings from asset management products, services and activities included in each line of business.

Three months ended March 31 -
in millions                                  Revenue  Earnings
---------------------------------------------------------------

1998
Asset Management and
   Mutual Fund Servicing                        $154       $43
Private Banking                                   60        18
                                            -------------------
   Total                                        $214       $61
---------------------------------------------------------------

1997
Asset Management and
   Mutual Fund Servicing                         $96       $18
Private Banking                                   54        13
                                            -------------------
   Total                                        $150       $31
===============================================================

Asset Management and Mutual Fund Servicing revenue is primarily affected by the volume of new business, the value of assets managed and serviced, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.


                                 PNC BANK CORP.

                                      -----
                                        8

PRIVATE BANKING
Three months ended March 31 -
dollars in millions                            1998      1997
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $29       $27
Noninterest income
   Investment management and trust               58        52
   Brokerage                                     16        15
   Other                                          2         2
                                            -------------------
     Total noninterest income                    76        69
                                            -------------------
   Total revenue                                105        96
Provision for credit losses                       1         2
Noninterest expense                              68        61
                                            -------------------
   Pretax earnings                               36        33
Income taxes                                     13        13
                                            -------------------
   Earnings                                     $23       $20
                                            -------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                        $987    $1,060
   Consumer                                     920       803
   Commercial                                   540       407
   Other                                         32        72
                                            -------------------
     Total loans                              2,479     2,342
Other assets                                     57        66
                                            -------------------
   Total assets                              $2,536    $2,408
                                            -------------------

Net deposits                                 $1,779    $1,609
Assigned funds and other liabilities            423       510
Assigned capital                                334       289
                                            -------------------
   Total funds                               $2,536    $2,408
                                            -------------------

PERFORMANCE RATIOS
After-tax profit margin                          22%       21%
Efficiency                                       65        64
Noninterest income to total revenue              72        72
Return on assigned capital                       28        28
===============================================================

Private Banking contributed 9% of total line of business earnings in the first quarter of 1998 compared with 8% a year ago. Earnings increased $3 million or 15% due to revenue growth.

Noninterest income increased $7 million or 10% in the first quarter of 1998 due to higher assets under administration driven by new business and market value appreciation. This growth resulted from an enhanced sales management process focused on delivering investment management and brokerage products. Assets under administration were $62 billion at March 31, 1998, an increase of $13 billion from March 31, 1997. Net interest income increased $2 million or 7% due to loan and deposit growth.

Noninterest expense increased $7 million due to additional sales and service personnel, higher incentive compensation commensurate with revenue growth, and investments in technology designed to improve customer service quality.

Private Banking revenue is primarily affected by the volume of new business, the value of assets managed and serviced, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.

MORTGAGE BANKING
Three months ended March 31 -
dollars in millions                             1998     1997
---------------------------------------------------------------
INCOME STATEMENT
Servicing fees                                   $41      $38
Origination and securitization                    42       12
Sales of servicing and other                       7        1
MSR amortization                                 (33)      (7)
Hedging activities                                 7       (7)
                                            -------------------
   Net mortgage banking revenue                   64       37
Net interest income                               40       29
                                            -------------------
   Total revenue                                 104       66
Operating expense                                 77       60
                                            -------------------
   Pretax earnings                                27        6
Income taxes                                      11        3
                                            -------------------
   Earnings                                      $16       $3
                                            -------------------

AVERAGE BALANCE SHEET
Residential mortgage loans                    $7,761   $7,573
Mortgages held for sale                        2,321      958
Other assets                                   1,487    1,119
                                            -------------------
   Total assets                              $11,569   $9,650
                                            -------------------

Escrow deposits                                 $719     $564
Assigned funds and other liabilities          10,494    8,764
Assigned capital                                 356      322
                                            -------------------
   Total funds                               $11,569   $9,650
                                            -------------------

PERFORMANCE RATIOS
After-tax profit margin                           15%       5%
Efficiency                                        70       89
Net mortgage banking revenue to total             62       56
revenue
Return on assigned capital                        18        4
===============================================================

Mortgage Banking contributed 6% of total line of business earnings in the first quarter of 1998 compared with 1% in the first quarter of 1997. Earnings increased $13 million to $16 million in the first quarter of 1998 primarily due to an increase in revenue.

Net mortgage banking revenue increased $27 million or 73% resulting from higher loan origination and securitization income, reflecting significant mortgage refinance activity, and gains on sales of MSR. Net interest income increased $11 million or 38% in the comparison due to a $1.4 billion increase in mortgages held for sale reflecting higher production volume.


                                 PNC BANK CORP.

                                      -----
                                        9

Financial
  Review

Operating expense increased $17 million in the first quarter of 1998 reflecting a $9 million increase in origination expenses. PNC Bank's investments to build a superior technology platform contributed to an improvement in the efficiency ratio to 70% in the first quarter of 1998.

During the first quarter of 1998 Mortgage Banking funded $2.3 billion of residential mortgages with 69% representing retail originations. The comparable amounts were $1.1 billion and 65%, respectively, in the first quarter of 1997. The year-to-year increase reflects the combination of higher refinance activity and initiatives to expand retail origination capabilities. At March 31, 1998 the mortgage servicing portfolio totaled $42.5 billion, including $33.6 billion of loans serviced for others, had a weighted-average coupon of 7.91% and an estimated fair value of $515 million. Capitalized MSR totaled $406 million at March 31, 1998 compared with $344 million a year ago.

MORTGAGE SERVICING PORTFOLIO
In millions                                    1998       1997
---------------------------------------------------------------
January 1                                   $40,701    $39,543
   Originations                               2,260      1,090
   Purchases                                  3,512      1,312
   Repayments                                (2,962)    (1,212)
   Sales                                     (1,030)       (39)
                                           --------------------
     March 31                               $42,481    $40,694
===============================================================

MSR value and amortization are affected by changes in interest rates. If interest rates decline and the rate of prepayment increases, the underlying servicing fees and related MSR value would also decline. Higher prepayment activity resulted in higher amortization in 1998. In a period of rising interest rates, a converse relationship would exist. The Corporation seeks to manage this risk by using financial instruments with values that move in the opposite direction of MSR value changes. Accordingly, increased hedging activity mitigated the higher amortization expense. Net mortgage banking revenue includes servicing fees, MSR amortization and the impact from securities and interest rate floors used to hedge the value of MSR.

SECURED LENDING
Three months ended March 31 -
dollars in millions                            1998      1997
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $57       $49
Noninterest income                               11        19
                                            -------------------
   Total revenue                                 68        68
Provision for credit losses                      (6)       (4)
Noninterest expense                              23        15
                                            -------------------
   Pretax earnings                               51        57
Income taxes                                     17        23
                                            -------------------
   Earnings                                     $34       $34
                                            -------------------

AVERAGE BALANCE SHEET
Loans
   Commercial                                $2,924    $2,019
   Project and construction                   1,968     1,971
   Lease financing                            1,069       811
   Commercial mortgages                       1,039     1,166
   Other                                         18        47
                                            -------------------
     Total loans                              7,018     6,014
Other assets                                    106       117
                                            -------------------
   Total assets                              $7,124    $6,131
                                            -------------------

Net deposits                                   $918      $629
Assigned funds and other liabilities          5,683     5,025
Assigned capital                                523       477
                                            -------------------
   Total funds                               $7,124    $6,131
                                            -------------------

PERFORMANCE RATIOS
After-tax profit margin                          50%       50%
Efficiency                                       34        22
Noninterest income to total revenue              16        28
Return on assigned capital                       26        29
===============================================================

Secured Lending contributed 13% of total line of business earnings in the first quarter of 1998 compared with 14% in the first quarter of last year. Earnings in the first quarter of 1998 and 1997 totaled $34 million.

Higher net interest income was primarily due to a 17% increase in average loans. The decline in noninterest income resulted from nonrecurring gains of $12 million in the first quarter of 1997. The increase in noninterest expense in 1998 resulted from a decrease in expense recoveries from workout activities.


                                 PNC BANK CORP.

                                      ----
                                       10

On April 3, 1998, PNC Bank completed the acquisition of Midland, the nation's largest servicer of commercial mortgage-backed securities with a total servicing portfolio of approximately $25 billion. This transaction greatly expands PNC Bank's commercial real estate financial services capabilities including origination, securitization, servicing, investment advisory and risk management. Midland is expected to add approximately $100 million to noninterest income and approximately $70 million to noninterest expense on an annual basis and, net of financing cost, is expected to contribute positively to earnings in 1998 and provide significant revenue growth opportunities as more real estate customers demand sophisticated, technology-driven services and increased access to capital markets.

On April 15, 1998, the Corporation completed the acquisition of the asset-based finance business of BTM Capital. The purchase included a $600 million portfolio of asset-based loans and loan commitments and regional sales offices. This transaction is expected to enhance the growth of this business on a national basis.

FORWARD-LOOKING STATEMENTS

PNC Bank has made, and may continue to make, various forward-looking statements with respect to earnings per share, credit quality, interest rate and market risk, corporate objectives, revenue composition and growth, Year 2000, AAA Financial Services, BlackRock, Midland, BTM Capital and other financial and business matters. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere in this Financial Review, the following factors, among others, could cause actual results to differ materially from forward-looking statements: continued pricing pressures on loan and deposit products; the success and timing of AAA and other business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses; competition; changes in economic conditions; customer borrowing, repayment, investment and deposit practices; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the extent and timing of technological advancement, capital management actions, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

CONSOLIDATED INCOME STATEMENT REVIEW

INCOME STATEMENT HIGHLIGHTS

Three months ended March 31 -
in millions                                        1998   1997   Change
------------------------------------------------------------------------
Net interest income
  (taxable-equivalent basis)                       $644   $637       $7
Provision for credit losses                          30     10       20
Noninterest income before
  net securities gains                              516    417       99
Net securities gains                                 23     16        7
Noninterest expense                                 741    644       97
Income taxes                                        136    143       (7)
Net income                                          269    266        3
========================================================================

Taxable-equivalent net interest income increased to $644 million for the first quarter of 1998, a $7 million increase over the same period a year ago. This increase resulted from a higher-yielding earning asset mix which offset the impact of spread compression and a change in deposit mix. Average loans increased $2.2 billion to $54.1 billion in the quarter-to-quarter comparison while average securities declined $2.3 billion to $7.8 billion. The net interest margin was 3.96% compared with 3.98% in the prior-year period.



                                 PNC BANK CORP.

                                      ----

Financial
  Review


NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                       Average Balances            Interest Income/Expense         Average Yields/Rates
Three months ended March 31 -            -------------------------------------------------------------------------------------------
dollars in millions                          1998      1997    Change       1998     1997    Change       1998      1997    Change
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Securities                              $7,784   $10,089   $(2,305)      $117     $158     $(41)        6.01%    6.27%    (26) bp
   Loans, net of unearned income
     Consumer (excluding credit card)      11,186    11,827      (641)       236      245       (9)        8.56     8.41      15
     Credit card                            3,748     3,043       705        133      101       32        14.38    13.22     116
     Residential mortgage                  12,784    12,781         3        233      237       (4)        7.31     7.44     (13)
     Commercial                            20,665    18,406     2,259        407      360       47         7.87     7.82       5
     Commercial real estate                 3,624     4,101      (477)        79       89      (10)        8.68     8.67       1
     Other                                  2,076     1,764       312         36       29        7         6.99     6.67      32
                                         -----------------------------    --------------------------
     Total loans, net of unearned          54,083    51,922     2,161      1,124    1,061       63         8.36     8.20      16
       income
   Other                                    3,322     1,814     1,508         57       30       27         6.96     6.68      28
                                         -----------------------------    --------------------------
     Total interest-earning assets/
       interest income                     65,189    63,825     1,364      1,298    1,249       49         8.00     7.86      14
Noninterest-earning assets                  6,952     6,476       476
                                         -----------------------------
     Total assets                         $72,141   $70,301    $1,840
                                         =============================
Interest-bearing liabilities
   Deposits
     Demand and money market              $14,153   $12,962    $1,191        103       87       16         2.97     2.74      23
     Savings                                2,646     3,063      (417)        13       15       (2)        1.99     1.96       3
     Other time                            17,346    17,721      (375)       234      234                  5.46     5.34      12
     Deposits in foreign offices              800       787        13         11       10        1         5.68     5.28      40
                                         -----------------------------    --------------------------
     Total interest-bearing deposits       34,945    34,533       412        361      346       15         4.19     4.06      13
   Borrowed funds                          19,989    18,594     1,395        293      266       27         5.85     5.76       9
                                         -----------------------------    --------------------------
     Total interest-bearing
       liabilities/ interest expense       54,934    53,127     1,807        654      612       42         4.79     4.66      13
                                                                          --------------------------    ----------------------------
Noninterest-bearing liabilities,
   capital securities and                  17,207    17,174        33
   shareholders' equity
                                         -----------------------------
     Total liabilities and
       shareholders' equity               $72,141   $70,301    $1,840
                                         =============================
Interest rate spread                                                                                       3.21     3.20       1
Impact of noninterest-bearing sources                                                                       .75      .78      (3)
                                                                                                        ----------------------------
     Net interest income/margin                                             $644     $637       $7         3.96%    3.98%     (2) bp
====================================================================================================================================


Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and rates paid can have a significant impact on net interest income and margin.

For the first three months of 1998, average loans comprised 83.0% of average earning assets compared to 81.4% for the prior-year period. A higher percentage of loans in the earning asset base coupled with growth in higher yielding asset categories, predominantly middle market commercial loans and credit card, contributed positively to net interest income and margin. These positive impacts were offset by declining spreads primarily attributable to competitive pressures on certain loan and deposit products. Funding cost is affected by the composition of and rates paid on various funding sources. Average deposits comprised 61.9% and 62.8% of PNC Bank's total sources of funding for the three months ended March 31, 1998 and 1997, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Management anticipates modest balance sheet growth and continuation of the challenging competitive environment throughout 1998.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $30 million in the first quarter of 1998 compared with $10 million in the prior-year period. Management anticipates the Corporation will record higher provisions for credit losses throughout the remainder of 1998.



                                 PNC BANK CORP.

                                      ----

NONINTEREST INCOME                                Change
Three months ended March 31 -               -------------------
dollars in millions           1998   1997    Amount   Percent
---------------------------------------------------------------
Asset management              $141   $107       $34      31.8%
Mutual fund servicing           40     33         7      21.2
Service charges on deposits     40     42        (2)     (4.8)
Consumer service fees
   Credit card                  27     19         8      42.1
   Brokerage                    15     13         2      15.4
   Insurance                    10      9         1      11.1
   Other                        37     35         2       5.7
                            ------------------------
     Total consumer
      service fees              89     76        13      17.1
Corporate finance and
   capital markets              52     49         3       6.1
Mortgage banking
   Servicing                    29     28         1       3.6
   Origination                  17      8         9        NM
   Marketing                    25      3        22        NM
   Sales of servicing            7      1         6        NM
                            ------------------------
     Total mortgage
      banking                   78     40        38      95.0
Net securities gains            23     16         7      43.8
Other                           76     70         6       8.6
                            ------------------------
   Total                      $539   $433      $106      24.5%
===============================================================
NM - not meaningful

Noninterest income totaled $539 million in the first quarter of 1998, a $106 million or 24.5% increase compared with the prior-year period driven by strong asset management, mutual fund servicing and mortgage banking growth.

Asset management and mutual fund servicing benefited from significant new business and strong financial markets.

Mortgage banking revenue grew primarily due to higher marketing gains and origination volume reflecting significant mortgage refinance activity in the first quarter of 1998. Net securities gains were $23 million in the first quarter of 1998 including $9 million from sales of securities that hedged MSR.

NONINTEREST EXPENSE                                Change
Three months ended March 31 -                -------------------
dollars in millions           1998     1997   Amount   Percent
----------------------------------------------------------------
Staff expense
   Compensation               $291     $250      $41      16.4%
   Employee benefits            63       58        5       8.6
                            -------------------------
     Total staff expense       354      308       46      14.9
Net occupancy and
   equipment
   Net occupancy                49       47        2       4.3
   Equipment                    47       42        5      11.9
                            -------------------------
     Total net occupancy
       and equipment            96       89        7       7.9
Amortization
   Goodwill                     13       13
   Mortgage servicing
     rights                     33        8       25        NM
   Other                        11        9        2      22.2
                            -------------------------
     Total amortization         57       30       27      90.0
Marketing                       37       23       14      60.9
Distributions on
   capital securities           13        7        6      85.7
Other                          184      187       (3)     (1.6)
                            -------------------------
   Total                      $741     $644      $97      15.1%
================================================================
NM - not meaningful

Noninterest expense increased $97 million to $741 million in the first quarter of 1998 primarily due to MSR amortization, incentive compensation commensurate with growth in fee-based revenue and higher marketing costs associated with national consumer banking initiatives. Average full-time equivalent employees totaled approximately 25,000 in the first three months of 1998 compared with approximately 24,500 in the prior-year period.

YEAR 2000 The Corporation has been working since 1995 to prepare its computer systems and applications for the year 2000. This process involves reviewing, modifying and replacing existing hardware and software as necessary and communicating with external service providers and customers to determine whether they are addressing their year 2000 issues appropriately. The Corporation is also assessing the potential for computer systems of third parties such as vendors, customers, governmental entities and others to impact the Corporation's business operations.

Given the Corporation's common technology infrastructure and the progress made to date, management estimates the review and modification of its computer systems and applications will be substantially completed by December 31, 1998. The estimated total cost to become year 2000 compliant, which is being expensed as incurred, is approximately $30 million substantially all of which will be incurred by the end of 1998. Failure of the Corporation or third parties to correct year 2000 issues could cause disruption of operations resulting in increased operating costs and other adverse effects. In addition, to the extent customers' financial positions are



                                 PNC BANK CORP.

                                      ----

Financial
  Review


weakened as a result of year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects which may result from a failure of the Corporation or third parties to become fully year 2000 compliant.

BALANCE SHEET REVIEW

PERIOD-END BALANCE SHEET HIGHLIGHTS
                               March 31 December 31
In millions                        1998        1997    Change
---------------------------------------------------------------
Assets                          $72,355     $75,120   $(2,765)
Earning assets                   65,210      66,688    (1,478)
Loans, net of unearned income    54,511      54,245       266
Securities                        7,511       8,522    (1,011)
Deposits                         46,068      47,649    (1,581)
Borrowed funds                   18,375      19,622    (1,247)
Shareholders' equity              5,487       5,384       103
===============================================================

LOANS Loans outstanding increased $266 million from year-end 1997 to $54.5 billion at March 31, 1998. Loan portfolio composition continues to be geographically diversified among numerous industries and types of businesses and remained relatively consistent in the comparison. As the Corporation's businesses evolve, the loan portfolio is expected to remain diversified. Management anticipates modest loan portfolio growth in 1998. Certain reclassifications of loan balances were made for the current reporting period; however, prior period amounts were not restated.

LOANS
                                          March 31 December 31
In millions                                   1998        1997
---------------------------------------------------------------
Consumer
   Home equity                              $5,004      $4,848
   Credit card                               3,729       3,830
   Automobile                                3,099       3,221
   Education                                 1,197       1,223
   Other                                     1,806       1,913
                                          ---------------------
     Total consumer                         14,835      15,035
Residential mortgage                        12,351      12,785
Commercial
   Manufacturing                             4,242       3,838
   Retail/wholesale                          3,900       3,575
   Service providers                         2,671       2,497
   Real estate related                       2,343       2,047
   Communications                            1,273       1,154
   Health care                               1,415       1,504
   Financial services                        1,516       1,027
   Other                                     4,463       4,347
                                          ---------------------
     Total commercial                       21,823      19,989
Commercial real estate
   Mortgage                                  1,351       1,848
   Real estate project                       2,116       2,126
                                          ---------------------
     Total commercial real estate            3,467       3,974
Lease financing and other                    2,428       2,874
Unearned income                               (393)       (412)
                                          ---------------------
   Total, net of unearned income           $54,511     $54,245
===============================================================


NET UNFUNDED COMMITMENTS
                                         March 31  December 31
In millions                                  1998         1997
---------------------------------------------------------------
Consumer (excluding credit card)            $3,485      $3,363
Credit card                                 16,981      16,385
Residential mortgage                         2,234       2,144
Commercial                                  31,750      29,707
Commercial real estate                       1,216       1,167
Other                                          842       1,082
                                         ----------------------
   Total                                   $56,508     $53,848
===============================================================

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commercial commitments are reported net of $4.9 billion and $5.9 billion of participations, assignments and syndications, primarily to financial institutions, at March 31, 1998 and December 31, 1997, respectively.

Net outstanding letters of credit totaled $4.6 billion and $4.7 billion at March 31, 1998 and December 31, 1997, respectively, and consisted primarily of standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES AVAILABLE FOR SALE The securities portfolio declined $1.0 billion from year-end 1997 to $7.5 billion at March 31, 1998. The expected weighted-average life of the securities portfolio was 3 years and 3 months at March 31, 1998 compared with 2 years and 9 months at year end 1997.

SECURITIES AVAILABLE FOR SALE
                         March 31, 1998     December 31, 1997
                       ----------------------------------------
                       Amortized    Fair   Amortized      Fair
In millions                 Cost   Value        Cost     Value
---------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government
    agencies              $2,017   $2,001     $1,102    $1,105
   Mortgage-backed         4,123    4,083      4,672     4,623
   Asset-backed              793      794      2,079     2,083
   State and municipal       147      153        170       177
   Other debt                 34       33         34        33
Corporate stocks and other   446      447        501       501
                          -------------------------------------
   Total                  $7,560   $7,511     $8,558    $8,522
===============================================================

Securities available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses are reflected in the results of operations and include gains or losses on associated financial derivatives. During the first quarter of 1998, $3.8 billion of securities were sold at a $23 million net gain of which $9 million was from sales of securities that hedged MSR. No financial derivatives were designated to securities available for sale at March 31, 1998 and December 31, 1997.



                                 PNC BANK CORP.

                                      ----

FUNDING SOURCES Deposits were $46.1 billion at March 31, 1998, a decline of $1.6 billion from year end, primarily due to a decrease in short-term foreign deposits. A $1.2 billion decrease in borrowed funds from $19.6 billion at year-end 1997 was primarily the result of a decline in federal funds purchased partially offset by an increase in repurchase agreements and other borrowed funds.

FUNDING SOURCES
                                         March 31  December 31
In millions                                  1998         1997
---------------------------------------------------------------
Deposits
   Demand, savings and money market       $27,171      $27,475
   Time                                    17,110       17,125
   Foreign                                  1,787        3,049
                                         ----------------------
     Total deposits                        46,068       47,649
Borrowed funds
   Bank notes and senior debt               9,503        9,826
   Federal funds purchased                    773        3,632
   Repurchase agreements                    1,827          714
   Other borrowed funds                     4,591        3,753
   Subordinated debt                        1,681        1,697
                                         ----------------------
     Total borrowed funds                  18,375       19,622
                                         ----------------------
       Total                              $64,443      $67,271
===============================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, deposit insurance costs, ability to pay dividends and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. The minimum regulatory capital ratios are 4% for Tier I risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as well capitalized, regulators require banks to maintain capital ratios of at least 6% for Tier I, 10% for total risk-based and 5% for leverage.


At March 31, 1998, the Corporation and each bank subsidiary met the well capitalized capital ratio requirements.

RISK-BASED CAPITAL
                                         March 31  December 31
Dollars in millions                          1998         1997
---------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                               $5,172       $5,069
     Preferred                               315          315
   Trust preferred capital securities        650          650
   Goodwill and other                       (925)        (949)
   Net unrealized securities losses           32           23
                                         ----------------------
     Tier I risk-based capital             5,244        5,108
   Subordinated debt                       1,589        1,666
   Eligible allowance for credit losses      856          861
                                         ----------------------
     Total risk-based capital             $7,689       $7,635
                                         ======================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments       $68,415      $68,756
   Average tangible assets                71,227       69,948
                                         ======================
Capital ratios
   Tier I risk-based                        7.67%        7.43%
   Total risk-based                        11.24        11.11
   Leverage                                 7.36         7.30
===============================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During the first quarter of 1998, PNC Bank repurchased 1.7 million shares of common stock. Subsequent to quarter end, the Corporation's board of directors authorized the repurchase of up to 10 million shares of common stock through April 30, 1999. These purchases may be made in open market or privately negotiated transactions.


                                 PNC BANK CORP.

                                      ----

Financial
  Review


RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, liquidity and interest rate risk. Market risk is also inherent in the Corporation's business operations. Market risk is the risk of loss associated with adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through diversification, limiting exposure to any single industry or customer and requiring collateral or selling participations to third parties.

NONPERFORMING ASSETS
                                         March 31  December 31
Dollars in millions                          1998         1997
---------------------------------------------------------------
Nonperforming loans
   Commercial                                $145         $128
   Commercial real estate
     Mortgage                                  46           84
     Real estate project                       35           10
   Residential mortgage                        51           44
   Consumer                                     7           10
                                          ---------------------
     Total nonperforming loans                284          276
Foreclosed assets
   Commercial real estate                      23           27
   Residential mortgage                        19           21
   Other                                        9            9
                                            -------------------
     Total foreclosed assets                   51           57
                                            -------------------
     Total nonperforming assets              $335         $333
                                            -------------------
Nonperforming loans to loans                  .52%         .51%
Nonperforming assets to loans and
   foreclosed assets                          .61          .61
Nonperforming assets to assets                .46          .44
===============================================================

The amount of nonperforming loans that were current as to principal and interest was $34 million at March 31, 1998 and December 31, 1997. There were no restructured loans outstanding for either period presented.


CHANGE IN NONPERFORMING ASSETS
In millions                                  1998         1997
---------------------------------------------------------------
January 1                                    $333         $459
Transferred from accrual                       78           70
Returned to performing                         (1)         (14)
Principal reductions                          (50)         (56)
Sales                                         (16)         (16)
Charge-offs and valuation adjustments          (9)         (14)
                                          ---------------------
   March 31                                  $335         $429
===============================================================

ACCRUING LOANS
   PAST DUE 90 DAYS OR MORE
                             Amount            Percent of Loans
                     --------------------------------------------
                     March 31 December 31    March 31 December 31
Dollars in millions      1998        1997        1998        1997
------------------------------------------------------------------
Consumer
   Guaranteed
     education            $18         $26        1.51%       2.32%
   Credit card             72          69        1.92        1.80
   Other                   32          32         .32         .33
                         ------------------
     Total consumer       122         127         .82         .87
Residential
   mortgage                60          60         .49         .47
Commercial                 43          78         .18         .39
Commercial real
   estate                   9          23         .27         .59
                         ------------------
   Total                 $234        $288         .43         .53
==================================================================

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes allocations to specific problem loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by risk rating and industry classifications and based on management's judgment concerning historical loss trends and other relevant factors. These factors may include, among others, local, regional and national economic conditions, portfolio concentrations, industry competition and consolidation and the impact of government regulation. Consumer and residential mortgage loan allocations are based on historical loss experience adjusted for portfolio activity and current economic conditions.



                                 PNC BANK CORP.

                                      ----

ALLOWANCE FOR CREDIT LOSSES
In millions                                  1998         1997
---------------------------------------------------------------
January 1                                    $972       $1,166
Charge-offs                                  (107)         (89)
Recoveries                                     17           29
                                          ---------------------
   Net charge-offs                            (90)         (60)
Provision for credit losses                    30           10
Acquisitions                                                 3
                                          ---------------------
   March 31                                  $912       $1,119
===============================================================

The allowance as a percent of nonperforming loans and period-end loans was 321% and 1.67%, respectively, at March 31, 1998. The comparable year-end 1997 amounts were 352% and 1.79%.

CHARGE-OFFS AND RECOVERIES
                                                            Net   Percent of
Three months ended March 31 -       Charge-              Charge-      Average
dollars in millions                  offs    Recoveries    offs        Loans
----------------------------------------------------------------------------
1998
Consumer                              $25        $10       $15           .54%
Credit card                            72          3        69          7.47
Residential mortgage                    2                    2           .06
Commercial                              6          3         3           .06
Commercial real estate                  2          1         1           .11
                                    -----------------------------
   Total                             $107        $17       $90           .67
----------------------------------------------------------------------------

1997
Consumer                              $30         $9       $21           .72%
Credit card                            46          7        39          5.20
Residential mortgage                    2          1         1           .03
Commercial                             10          9         1           .02
Commercial real estate                  1          3        (2)         (.20)
                                    -----------------------------
   Total                              $89        $29       $60           .47
============================================================================

Credit card net charge-offs increased $30 million in the quarter-to-quarter comparison. This increase was primarily due to a higher level of consumer bankruptcies and higher outstandings.

LIQUIDITY RISK Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders and to invest in strategic initiatives. Liquidity risk represents the possibility the Corporation would be unable to generate cash or otherwise obtain funds at reasonable rates to satisfy such obligations or investments in strategic initiatives. Liquidity risk is managed through the coordination of the expected maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or asset securitizations. The ability to raise funds in the capital markets depends, among other factors, on credit ratings, market conditions, capital considerations and investor demand.

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At March 31, 1998, such assets totaled $13.2 billion, with $5.4 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At March 31, 1998, approximately $3.9 billion of residential mortgages were available as collateral for borrowings from the FHLB. In addition, bank affiliates have access to funds as issuers of unsecured notes in domestic and foreign markets.

During the first three months of 1998, cash and due from banks decreased $1.7 billion to $2.6 billion compared with a decrease of $920 million during the year-earlier period. Net cash used by operating activities totaled $83 million in the first three months of 1998 compared with $73 million provided a year earlier. Investing activities provided net cash of $1.3 billion and $1.4 billion in the first three months of 1998 and 1997, respectively. Net cash used by financing activities totaled $3.0 billion in the first three months of 1998 compared with $2.4 billion used a year earlier.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $732 million at March 31, 1998. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. The Corporation has unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities. After March 31, 1998, the Corporation issued $140 million of subordinated debt under a shelf registration statement and filed a shelf registration statement relating to $600 million of trust preferred capital securities. In addition, the Corporation had a $500 million unused line of credit.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debtholders and others. The impact of replacing maturing liabilities is reflected in the income simulation model used in the overall asset/liability management process.



                                 PNC BANK CORP.

                                      ----

Financial
  Review


INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to minimize its reliance on a particular interest rate scenario as a source of earnings, while maximizing net interest income and net interest margin. To achieve these objectives, the Corporation uses securities purchases and sales, long-term and short-term funding vehicles, financial derivatives and other capital markets instruments.

Interest rate risk is centrally managed by Asset and Liability ("A&L") Management. The Corporation actively measures and monitors all components of interest rate risk including term structure or repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. Senior management's Corporate Asset & Liability Committee ("ALCO") provides strategic direction to A&L Management and, in doing so, reviews capital markets activities and interest rate risk exposures. The Finance Committee of the Board of Directors is responsible for overseeing the Corporation's interest rate risk management process.

The Corporation measures and manages both the short-term and long-term effects of changing interest rates. A net interest income simulation model is used to measure the sensitivity of net interest income to changing interest rates over the next twenty-four month period; and an economic value of equity model is used to measure the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

The income simulation model is the primary tool used to measure the direction and magnitude of changes in net interest income resulting from changes in interest rates. Forecasting net interest income and its sensitivity to changes in interest rates requires that the Corporation make assumptions about the volume and characteristics of new business and the behavior of existing positions. These business assumptions are based on the Corporation's experience, line of business plans and published industry experience with input by key line of business managers. Any significant changes in major assumptions are reviewed by ALCO. This review includes an assessment of the motivation for the change and its effect on the simulated results. Key assumptions employed in the model include prepayment speeds on mortgage-related assets and consumer loans, loan volumes and pricing, deposit volumes and pricing, the expected life and repricing characteristics of nonmaturity loans and deposits and management's financial and capital plans.

Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and the behavior of existing positions, and changes in market conditions and management strategies, among other factors.

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. Through the first three months of 1998, the Corporation's interest rate risk exposures were consistently within policy limits. At March 31, 1998, if interest rates were to increase by 100 basis points over the next twelve months, net interest income would decline by 0.8%. If interest rates were to decrease by 100 basis points over the next twelve months, net interest income would increase by 0.1%.



                                 PNC BANK CORP.

                                      ----

The Corporation models additional interest rate scenarios covering a wider range of rate movements to identify yield curve, term structure and basis risk exposures. These scenarios are developed based on historical rate relationships or management's expectations regarding the future direction and level of interest rates. Depending on market conditions and other factors, these scenarios may be modeled more or less frequently. Such analyses are used in conjunction with the income simulation model and economic value of equity model to identify inherent risk and develop appropriate strategies.

The Corporation measures the sensitivity of the value of its balance sheet and off-balance-sheet positions to movements in interest rates using an economic value of equity sensitivity model. The model computes the value of all current on-balance-sheet and off-balance-sheet positions under a range of instantaneous interest rate changes. The resulting change in the value of equity is the measure of overall long-term interest rate risk inherent in the Corporation's existing on-balance-sheet and off-balance-sheet positions. The Corporation uses the economic value of equity model to complement the income simulation modeling process.

The Corporation's recently amended risk management policies provide that the change in economic value of equity should not decline by more than 1.5% as a percentage of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates.

Economic value of equity sensitivities are periodically reported to ALCO and the Finance Committee of the Board of Directors. Based on the results of the economic value of equity model at March 31, 1998, if interest rates were to increase by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.48% of assets. If interest rates were to decrease by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.18% of assets.

MARKET RISK Most of PNC Bank's trading activities are designed to provide capital markets services for Corporate Banking and Private Banking customers. While some market risk exposure is a necessary outgrowth of providing services to customers, the performance of PNC Bank's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

PNC Bank's market risk is predominantly related to interest rate risk associated with normal loan and deposit taking. Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the maximum loss due to a two standard deviation one day move. The combined quarter-end value-at-risk of all trading operations was less than $300 thousand.





                                 PNC BANK CORP.

                                      ----

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

The following table sets forth changes in off-balance-sheet financial derivatives used for interest rate risk management and mortgage banking activities during the first three months of 1998.


FINANCIAL DERIVATIVES ACTIVITY                                                                                           Weighted-
                                                                                                                           Average
1998 - dollars in millions                           January 1    Additions    Maturities   Terminations     March 31     Maturity
------------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                     $4,320        $1,815         $(477)          $(40)      $5,618   2 yr.  0 mo.
     Pay fixed                                            448           251           (42)          (190)         467   6 yr.  4 mo.
     Basis swaps                                        1,011           100                                     1,111   4 yr.  9 mo.
   Interest rate caps                                     542            84           (35)                        591  3 yr.  11 mo.
   Interest rate floors                                 3,645         3,181        (1,000)                      5,826   1 yr.  9 mo.
                                                     -----------------------------------------------------------------
     Total interest rate risk management                9,966         5,431        (1,554)          (230)      13,613
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                      1,652         4,461        (4,378)                      1,735          2 mo.
     Commitments to sell loans                          1,335         6,150        (4,998)                      2,487          2 mo.
   Interest rate floors - MSR                           1,470           250                                     1,720    4 yr. 3 mo.
                                                     -----------------------------------------------------------------
   Total mortgage banking activities                    4,457        10,861        (9,376)                      5,942
                                                     -----------------------------------------------------------------
     Total                                            $14,423       $16,292      $(10,930)         $(230)     $19,555
====================================================================================================================================


During the first quarter of 1998, financial derivatives used in interest rate risk management increased net interest income by $2 million compared with a $3 million increase in the prior-year period.



                                 PNC BANK CORP.

                                      ----

The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve.



FINANCIAL DERIVATIVES

                                                                                                              Forward Yield Curve
                                                                          Notional        Estimated        -------------------------
March 31, 1998 - dollars in millions                                         Value        Fair Value           Paid     Received
------------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                                    $4,545              $50             5.75%        6.09%
       Pay fixed designated to loans                                           208               (1)            6.63         5.84
       Basis swaps designated to other earning assets                          337                3             5.63         5.93
     Interest rate caps designated to loans (2)                                591                5              NM           NM
     Interest rate floors designated to loans (3)                            5,826                1              NM           NM
                                                                         ---------------------------------
         Total asset rate conversion                                        11,507               58
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                             400               10             5.84         6.28
         Borrowed funds                                                        673               30             5.85         6.38
       Pay fixed designated to borrowed funds                                  259                4             6.09         6.09
       Basis swaps designated to borrowed funds                                774                5             5.88         5.91
                                                                         ---------------------------------
         Total liability rate conversion                                     2,106               49
                                                                         ---------------------------------
           Total interest rate risk management                              13,613              107
Mortgage banking activities
   Forward contracts
     Commitments to purchase loans                                           1,735               (2)             NM           NM
     Commitments to sell loans                                               2,487               (5)             NM           NM
   Interest rate floors - MSR (3)                                            1,720               26              NM           NM
                                                                         ---------------------------------
     Total mortgage banking activities                                       5,942               19
                                                                         ---------------------------------
       Total financial derivatives                                         $19,555             $126
====================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 69% were based on 1-month LIBOR, 25% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $313 million, $139 million and $135 million require the counterparty to pay the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.32%, 1-month LIBOR over a weighted-average strike of 5.89% and Prime over a weighted-average strike of 8.84%, respectively.
(3) Interest rate floors with notional values of $5.6 billion and $1.7 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 5.04% over 3-month LIBOR and the weighted-average strike of 5.82% over 10-year CMT, respectively.
At March 31, 1998, 1-month LIBOR was 5.69%, 3-month LIBOR was 5.71%, Prime was 8.5% and 10-year CMT was 5.67%.
NM - not meaningful


CUSTOMER-RELATED DERIVATIVES To accommodate customer needs, PNC Bank enters into financial derivatives transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers. These positions are recorded at estimated fair value and changes in value are included in the results of operations. The opposing schedule sets forth information relating to positions associated with customer derivatives.


                                              Positive  Negative
                                    Notional      Fair      Fair    Net Asset
March 31, 1998 - in millions           Value     Value     Value  (Liability)
-----------------------------------------------------------------------------
Interest rate
   Swaps                              $4,394       $20      $(19)       $1
   Caps/floors
     Sold                              1,978                  (5)       (5)
     Purchased                         1,795         4                   4
Foreign exchange                       1,397        21       (21)
Other                                  1,068         1        (1)
                                    -----------------------------------------
Total                                $10,632       $46      $(46)
=============================================================================



                                 PNC BANK CORP.

                                      ----

Consolidated
    Statement of Income



Three months ended March 31 - in thousands, except per share data                     1998                  1997
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                         $1,118,644            $1,055,908
Securities                                                                         115,253               156,205
Other                                                                               57,610                30,043
                                                                                ----------------------------------
  Total interest income                                                          1,291,507             1,242,156

INTEREST EXPENSE
Deposits                                                                           361,522               346,155
Borrowed funds                                                                     292,581               266,076
                                                                                ----------------------------------
  Total interest expense                                                           654,103               612,231
                                                                                ----------------------------------
  Net interest income                                                              637,404               629,925
Provision for credit losses                                                         30,000                10,000
                                                                                ----------------------------------
  Net interest income less provision for credit losses                             607,404               619,925

NONINTEREST INCOME
Asset management                                                                   141,065               106,899
Mutual fund servicing                                                               40,521                32,673
Service charges on deposits                                                         39,964                41,754
Consumer service fees                                                               88,943                76,311
Corporate finance and capital markets                                               51,712                49,356
Mortgage banking                                                                    77,694                40,232
Net securities gains                                                                22,842                16,426
Other                                                                               76,174                69,652
                                                                                ----------------------------------
  Total noninterest income                                                         538,915               433,303

NONINTEREST EXPENSE
Staff expense                                                                      354,284               308,432
Net occupancy and equipment                                                         95,809                89,284
Amortization                                                                        57,179                29,831
Marketing                                                                           37,396                22,841
Distributions on capital securities                                                 13,193                 6,956
Other                                                                              183,379               187,047
                                                                                ----------------------------------
  Total noninterest expense                                                        741,240               644,391
                                                                                ----------------------------------
Income before income taxes                                                         405,079               408,837
Income taxes                                                                       135,819               142,528
                                                                                ----------------------------------
  Net income                                                                      $269,260              $266,309
                                                                                ==================================

EARNINGS PER COMMON SHARE
Basic                                                                                 $.88                  $.81
Diluted                                                                                .87                   .80

CASH DIVIDENDS DECLARED PER COMMON SHARE                                               .39                   .37

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                              300,567               321,752
Diluted                                                                            306,148               327,917
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.

                                      ----

Consolidated
    Balance Sheet


                                                                                                   March 31  December 31
Dollars in millions, except par value                                                                  1998         1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $2,581       $4,303
Short-term investments                                                                                  718        1,526
Loans held for sale                                                                                   2,399        2,324
Securities available for sale                                                                         7,511        8,522
Loans, net of unearned income of $393 and $412                                                       54,511       54,245
   Allowance for credit losses                                                                         (912)        (972)
                                                                                                 -------------------------
   Net loans                                                                                         53,599       53,273
Other                                                                                                 5,547        5,172
                                                                                                 -------------------------
   Total assets                                                                                     $72,355      $75,120
                                                                                                 =========================

LIABILITIES
Deposits
   Noninterest-bearing                                                                              $10,117      $10,158
   Interest-bearing                                                                                  35,951       37,491
                                                                                                 -------------------------
     Total deposits                                                                                  46,068       47,649
Borrowed funds
   Bank notes and senior debt                                                                         9,503        9,826
   Federal funds purchased                                                                              773        3,632
   Repurchase agreements                                                                              1,827          714
   Other borrowed funds                                                                               4,591        3,753
   Subordinated debt                                                                                  1,681        1,697
                                                                                                 -------------------------
     Total borrowed funds                                                                            18,375       19,622
Other                                                                                                 1,775        1,815
                                                                                                 -------------------------
   Total liabilities                                                                                 66,218       69,086
                                                                                                 -------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                          650          650

SHAREHOLDERS' EQUITY
Preferred stock                                                                                           7            7
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 350,353,116 and 348,447,600 shares                                                         1,752        1,742
Capital surplus                                                                                       1,088        1,042
Retained earnings                                                                                     4,788        4,641
Deferred benefit expense                                                                                (43)         (41)
Accumulated other comprehensive income                                                                  (32)         (23)
Common stock held in treasury at cost: 49,543,007 and 48,017,641 shares                              (2,073)      (1,984)
                                                                                                 -------------------------
   Total shareholders' equity                                                                         5,487        5,384
                                                                                                 -------------------------
   Total liabilities, capital securities and shareholders' equity                                   $72,355      $75,120
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.

                                      ----

Consolidated
    Statement of Cash Flows




Three months ended March 31 - in millions                                                                        1998        1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                                       $269        $266
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                                                     30          10
   Depreciation, amortization and accretion                                                                        94          73
   Deferred income taxes                                                                                           10          52
   Net securities gains                                                                                           (23)        (16)
   Net gain on sales of assets                                                                                    (55)        (48)
Changes in
   Loans held for sale                                                                                            (75)       (434)
   Other                                                                                                         (333)        170
                                                                                                              ---------------------
     Net cash provided (used) by operating activities                                                             (83)         73

INVESTING ACTIVITIES
Net change in loans                                                                                            (1,305)     (1,450)
Repayment of securities available for sale                                                                        412         650
Sales
   Securities available for sale                                                                                3,832       3,691
   Loans                                                                                                          979         692
   Foreclosed assets                                                                                               17          21
Purchases
   Securities available for sale                                                                               (3,225)     (2,112)
   Loans                                                                                                          (51)       (105)
Net cash received for acquisitions/divestitures                                                                    29
Other                                                                                                             635          28
                                                                                                              ---------------------
     Net cash provided by investing activities                                                                  1,323       1,415

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                                   (41)       (966)
   Interest-bearing deposits                                                                                   (1,536)        197
   Federal funds purchased                                                                                     (2,859)       (996)
Sale/issuance
   Bank notes and senior debt                                                                                   1,949       2,480
   Repurchase agreements                                                                                       28,553      17,541
   Other borrowed funds                                                                                        25,664      24,823
   Common stock                                                                                                    43          52
Repayment/maturity
   Bank notes and senior debt                                                                                  (2,272)     (1,760)
   Repurchase agreements                                                                                      (27,440)    (17,655)
   Other borrowed funds                                                                                       (24,799)    (25,483)
   Subordinated debt                                                                                               (6)
Acquisition of treasury stock                                                                                     (96)       (516)
Cash dividends paid                                                                                              (122)       (125)
                                                                                                              ---------------------
     Net cash provided (used) by financing activities                                                          (2,962)     (2,408)
                                                                                                              ---------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                            (1,722)       (920)
     Cash and due from banks at beginning of year                                                               4,303       4,016
                                                                                                              ---------------------
     Cash and due from banks at end of period                                                                  $2,581      $3,096
===================================================================================================================================

CASH PAID FOR
   Interest                                                                                                      $659        $629
   Income taxes                                                                                                     5           2
NONCASH ITEMS
   Transfers from loans to other assets                                                                            13          17
   Conversion of debt to equity                                                                                    16           6
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                 PNC BANK CORP.

                                      ----

Notes to
    Consolidated Financial Statements


BUSINESS PNC Bank Corp. ("Corporation" or "PNC Bank") is one of the largest diversified financial services organizations in the United States. The Corporation's major businesses include Regional Community Banking, Corporate Banking, National Consumer Banking, Asset Management and Mutual Fund Servicing, Private Banking, Mortgage Banking, and Secured Lending. Financial products and services are customized for specific customer segments and offered nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky, Indiana, Massachusetts and Florida. PNC Bank is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of PNC Bank and its subsidiaries, most of which are wholly owned. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to reporting classifications utilized for the current reporting period. These reclassifications did not impact the Corporation's financial condition or results of operations.

In preparing the unaudited consolidated interim financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results will differ from such estimates and such differences may be material to the financial statements.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC Bank's 1997 Annual Report.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses is a reserve for estimated credit losses established through provisions charged against income. Loans deemed to be uncollectible are charged against the allowance account and recoveries of previously charged-off loans are credited to the allowance.

The allowance is maintained at a level believed by management to be sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

SOFTWARE COSTS Effective January 1, 1998, the Corporation adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software. Prior to the adoption of SOP 98-1, software costs were expensed as incurred. Restatement of prior year financial statements was not required. The adoption of SOP 98-1 did not have a material impact on the Corporation's financial position or results of operations.

FINANCIAL DERIVATIVES The Corporation uses off-balance-sheet financial derivatives as part of the overall asset/liability management process, in mortgage banking activities and in providing risk management services to customers. Substantially all such instruments are used to manage risk related to changes in interest rates. Financial derivatives primarily consist of interest rate swaps, purchased interest rate caps and floors, forward contracts and foreign exchange contracts.

To accommodate customer needs, PNC Bank also enters into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Interest rate risk exposure from customer positions is managed through transactions with other dealers.

FOREIGN CURRENCY TRANSLATION The Corporation has foreign currency exposures for loans and deposits denominated in foreign currencies. These exposures are managed by entering into currency swaps and currency forward contracts.

COMPREHENSIVE INCOME Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on securities available for sale to be included in other comprehensive income. Prior to the adoption of SFAS No.


                                 PNC BANK CORP.

                                      ----

Notes to
  Consolidatd Financial Statements


130, unrealized gains or losses were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 had no impact on net income or shareholders' equity. Total comprehensive income amounted to $261 million and $196 million during the first quarter of 1998 and 1997, respectively.

EARNINGS PER COMMON SHARE Basic earnings per common share is calculated by dividing net income adjusted for preferred stock dividends declared by the weighted-average number of shares of common stock outstanding.

Diluted earnings per common share is based on net income adjusted for interest expense, net of tax, on outstanding convertible debentures and dividends declared on nonconvertible preferred stock. The weighted-average number of shares of common stock outstanding is increased by the assumed conversion of outstanding convertible preferred stock and convertible debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock which would be issued assuming the exercise of stock options. Such adjustments to net income and the weighted-average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

RECENT ACCOUNTING PRONOUNCEMENTS SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations of the Corporation.



SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which is available for sale.


                                                      March 31, 1998                              December 31, 1997
                                          -----------------------------------------------------------------------------------
                                                         Unrealized                                   Unrealized
                                           Amortized  ------------------     Fair      Amortized  ------------------     Fair
In millions                                     Cost    Gains    Losses     Value           Cost    Gains    Losses     Value
-----------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury and government agencies      $2,017       $1       $17    $2,001         $1,102       $4        $1    $1,105
   Mortgage backed                             4,123        3        43     4,083          4,672        4        53     4,623
   Asset backed                                  793        2         1       794          2,079        5         1     2,083
   State and municipal                           147        6                 153            170        7                 177
   Other debt                                     34                  1        33             34                  1        33
                                           ----------------------------------------------------------------------------------
     Total debt securities                     7,114       12        62     7,064          8,057       20        56     8,021
Corporate stocks and other                       446        6         5       447            501        3         3       501
                                           ----------------------------------------------------------------------------------
     Total securities available for sale      $7,560      $18       $67    $7,511         $8,558      $23       $59    $8,522
=============================================================================================================================



                                 PNC BANK CORP.

                                      ----

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                         March 31  December 31
In millions                                  1998         1997
---------------------------------------------------------------
Nonperforming loans                          $284         $276
Foreclosed assets                              51           57
                                          ---------------------
   Total nonperforming assets                $335         $333
===============================================================

ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                   1998        1997
---------------------------------------------------------------
Allowance at January 1                        $972      $1,166
Charge-offs
   Consumer (excluding credit card)            (25)        (30)
   Credit card                                 (72)        (46)
   Residential mortgage                         (2)         (2)
   Commercial                                   (6)        (10)
   Commercial real estate                       (2)         (1)
                                           --------------------
     Total charge-offs                        (107)        (89)
Recoveries
   Consumer (excluding credit card)             10           9
   Credit card                                   3           7
   Residential mortgage                                      1
   Commercial                                    3           9
   Commercial real estate                        1           3
                                           --------------------
     Total recoveries                           17          29
                                           --------------------
   Net charge-offs                             (90)        (60)
Provision for credit losses                     30          10
Acquisitions                                                 3
                                           --------------------
   Allowance at March 31                      $912      $1,119
===============================================================


FINANCIAL DERIVATIVES

The notional and fair values of financial derivatives used for interest rate risk management and for mortgage banking activities were as follows:

                               Positive               Negative
                     Notional      Fair     Notional      Fair
In millions             Value     Value        Value     Value
---------------------------------------------------------------
MARCH 31, 1998
Interest rate swaps     $6,269     $106         $927       $(5)
Interest rate caps         591        5
Interest rate floors     5,600        3          226        (2)
Mortgage banking
   activities            1,720       26        4,222        (7)
                     ------------------------------------------
    Total              $14,180     $140       $5,375      $(14)
===============================================================

DECEMBER 31, 1997
Interest rate swaps     $4,849     $106         $930      $(10)
Interest rate caps         542        4
Interest rate floors     3,500        6          145        (1)
Mortgage banking
   activities            1,470       26        2,987        (6)
                     ------------------------------------------
    Total              $10,361     $142       $4,062      $(17)
===============================================================

Customer-related derivatives were as follows:

                                 Positive  Negative
March 31, 1998 -       Notional      Fair      Fair    Net Asset
in millions               Value     Value     Value  (Liability)
---------------------------------------------------------------
Interest rate
   Swaps                 $4,394       $20      $(19)       $1
   Caps/floors
     Sold                 1,978                  (5)       (5)
     Purchased            1,795         4                   4
Foreign exchange          1,397        21       (21)
Other                     1,068         1        (1)
                       ----------------------------------------
Total                   $10,632       $46      $(46)
===============================================================






                                 PNC BANK CORP.

                                      ----

Notes to
  Consolidated Financial Statements

EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.



Three months ended March 31 - in thousands, except per share data                                                 1998         1997
------------------------------------------------------------------------------------------------------------------------------------

CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                                                    $269,260     $266,309
Less: Preferred dividends declared                                                                               4,849        4,875
                                                                                                            ------------------------
Net income applicable to basic earnings per common share                                                      $264,411     $261,434
                                                                                                            ------------------------

Basic weighted-average common shares outstanding                                                               300,567      321,752
                                                                                                            ------------------------

BASIC EARNINGS PER COMMON SHARE                                                                                   $.88         $.81
                                                                                                            ========================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                                                    $269,260     $266,309
Add: Interest expense on convertible debentures (net of tax)                                                       526          769
Less: Dividends declared on nonconvertible preferred stock                                                       4,537        4,537
                                                                                                            ------------------------
Net income applicable to diluted earnings per common share                                                    $265,249     $262,541
                                                                                                            ------------------------

Basic weighted-average common shares outstanding                                                               300,567      321,752
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                                                  156          167
     Conversion of preferred stock Series C and D                                                                1,175        1,273
     Conversion of debentures                                                                                    1,721        2,505
     Exercise of stock options                                                                                   2,214        1,918
     Incentive share awards                                                                                        315          302
                                                                                                            ------------------------
Diluted weighted-average common shares outstanding                                                             306,148      327,917
                                                                                                            ------------------------

DILUTED EARNINGS PER COMMON SHARE                                                                                 $.87         $.80
====================================================================================================================================





                                 PNC BANK CORP.

                                      ----

OTHER FINANCIAL INFORMATION

In connection with the Midlantic Corporation ("Midlantic") merger, borrowed funds of Midlantic in the aggregate principal amount of $339 million at March 31, 1998 were jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc.

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                        March 31   December 31
In millions                                 1998          1997
---------------------------------------------------------------
ASSETS
Cash and due from banks                   $2,580        $4,302
Securities available for sale              7,277         8,276
Loans, net of unearned income             54,380        54,126
   Allowance for credit losses              (912)         (971)
                                       ------------------------
   Net loans                              53,468        53,155
Other assets                               7,832         8,144
                                       ------------------------
     Total assets                        $71,157       $73,877
                                       ========================

LIABILITIES
Deposits                                 $46,553       $47,766
Borrowed funds                            16,820        18,437
Other liabilities                          1,164         1,145
                                       ------------------------
     Total liabilities                   $64,537       $67,348
                                       ------------------------

MANDATORILY REDEEMABLE CAPITAL
   SECURITIES OF SUBSIDIARY TRUST            350           350

SHAREHOLDERS' EQUITY                       6,270         6,179
                                       ------------------------
     Total liabilities, capital
       securities and shareholders'
       equity                            $71,157       $73,877
===============================================================


PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Three months ended March 31 -
in millions                                 1998          1997
---------------------------------------------------------------
Interest income                           $1,279        $1,233
Interest expense                             629           592
                                         ----------------------
  Net interest income                        650           641
Provision for credit losses                   30            10
                                         ----------------------
  Net interest income less provision
     for credit losses                       620           631
Noninterest income                           478           392
Noninterest expense                          688           614
                                         ----------------------
  Income before income taxes                 410           409
Income taxes                                 142           145
                                         ----------------------
  Net income                                $268          $264
===============================================================

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $732 million at March 31, 1998. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.




                                 PNC BANK CORP.

                                      ----

Statiscal
  Information


AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                        ----------------------------------------
                                                                  First Quarter 1998
                                                        ----------------------------------------
Average balances in millions, interest in thousands       Average                    Average
Taxable-equivalent basis                                 Balances     Interest     Yields/Rates
------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                      $2,363     $42,280           7.16%
   Securities
     U.S. Treasury and government agencies                   5,580      80,283           5.78
     Other debt                                              1,639      27,013           6.59
     Other                                                     565       9,211           6.57
                                                           -----------------------
     Total securities                                        7,784     116,507           6.01
   Loans, net of unearned income
     Consumer (excluding credit card)                       11,186     236,026           8.56
     Credit card                                             3,748     132,886          14.38
     Residential mortgage                                   12,784     233,641           7.31
     Commercial                                             20,665     406,645           7.87
     Commercial real estate                                  3,624      78,678           8.68
     Other                                                   2,076      36,236           6.99
                                                           -----------------------
     Total loans, net of unearned income                    54,083   1,124,112           8.36
   Other interest-earning assets                               959      15,434           6.48
                                                           -----------------------
     Total interest-earning assets/interest income          65,189   1,298,333           8.00
Noninterest-earning assets
   Allowance for credit losses                                (947)
   Cash and due from banks                                   2,787
   Other assets                                              5,112
                                                           ---------
     Total assets                                          $72,141
                                                           ---------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                               $14,153     103,547           2.97
     Savings                                                 2,646      12,978           1.99
     Other time                                             17,346     233,622           5.46
     Deposits in foreign offices                               800      11,375           5.68
                                                           -----------------------
     Total interest-bearing deposits                        34,945     361,522           4.19
   Borrowed funds
     Bank notes and senior debt                              9,972     141,928           5.69
     Federal funds purchased                                 2,404      33,350           5.55
     Repurchase agreements                                   1,523      18,603           4.89
     Other borrowed funds                                    4,408      66,031           5.99
     Subordinated debt                                       1,682      32,669           7.77
                                                           -----------------------
     Total borrowed funds                                   19,989     292,581           5.85
                                                           -----------------------

     Total interest-bearing liabilities/interest expense    54,934     654,103           4.79
                                                           -----------------------
Noninterest-bearing liabilities, capital securities and
   shareholders' equity
   Demand and other noninterest-bearing deposits             9,685
   Accrued expenses and other liabilities                    1,474
   Mandatorily redeemable capital
     securities of subsidiary trusts                           650
   Shareholders' equity                                      5,398
                                                           ---------
     Total liabilities, capital securities and
       shareholders' equity                                $72,141
                                                           ------------------------------------
Interest rate spread                                                                     3.21
   Impact of noninterest-bearing liabilities                                              .75
                                                                     --------------------------
     Net interest income/margin                                       $644,230           3.96%
-----------------------------------------------------------------------------------------------


                                                            ----------------------------------------
                                                                      Fourth Quarter 1997
                                                            ----------------------------------------
Average balances in millions, interest in thousands            Average                   Average
Taxable-equivalent basis                                      Balances     Interest    Yields/Rates
----------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                          $1,680      $30,688          7.31%
   Securities
     U.S. Treasury and government agencies                       5,248       77,508          5.90
     Other debt                                                  1,949       32,527          6.68
     Other                                                         572       10,360          7.21
                                                             -------------------------
     Total securities                                            7,769      120,395          6.19
   Loans, net of unearned income
     Consumer (excluding credit card)                           11,108      239,261          8.55
     Credit card                                                 3,803      130,091         13.57
     Residential mortgage                                       12,966      241,309          7.44
     Commercial                                                 19,838      387,243          7.64
     Commercial real estate                                      4,067       91,975          8.85
     Other                                                       1,881       33,248          7.07
                                                             -------------------------
     Total loans, net of unearned income                        53,663    1,123,127          8.27
   Other interest-earning assets                                   975       13,844          5.59
                                                             -------------------------
     Total interest-earning assets/interest income              64,087    1,288,054          7.96
Noninterest-earning assets
   Allowance for credit losses                                  (1,010)
   Cash and due from banks                                       2,991
   Other assets                                                  4,801
                                                             ------------
     Total assets                                              $70,869
                                                             ------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                                   $13,949      105,452          3.00
     Savings                                                     2,651       13,243          1.98
     Other time                                                 17,061      236,720          5.51
     Deposits in foreign offices                                   994       14,157          5.58
                                                             -------------------------

     Total interest-bearing deposits                            34,655      369,572          4.23
   Borrowed funds
     Bank notes and senior debt                                 10,314      150,457          5.71
     Federal funds purchased                                     2,464       34,910          5.54
     Repurchase agreements                                         790       10,358          5.13
     Other borrowed funds                                        3,358       50,839          6.06
     Subordinated debt                                           1,698       33,006          7.78
                                                             -------------------------
     Total borrowed funds                                       18,624      279,570          5.91
                                                             -------------------------
     Total interest-bearing liabilities/interest expense        53,279      649,142          4.82
                                                             -------------------------
Noninterest-bearing liabilities, capital securities and
   shareholders' equity
   Demand and other noninterest-bearing deposits                 9,925
   Accrued expenses and other liabilities                        1,601
   Mandatorily redeemable capital
     securities of subsidiary trusts                               650
   Shareholders' equity                                          5,414
                                                             ------------
     Total liabilities, capital securities and
       shareholders' equity                                    $70,869
                                                             ---------------------------------------
Interest rate spread                                                                         3.14
   Impact of noninterest-bearing liabilities                                                  .81
                                                                          --------------------------
     Net interest income/margin                                            $638,912          3.95%
----------------------------------------------------------------------------------------------------


Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).




                                 PNC BANK CORP.

                                      ----

-----------------------------------------------------------------------------------------
             Third Quarter 1997                          Second Quarter 1997
-----------------------------------------------------------------------------------------
  Average                        Average        Average                       Average
 Balances        Interest      Yields/Rates    Balances       Interest      Yields/Rates
-----------------------------------------------------------------------------------------


   $1,555         $29,046            7.47%       $1,408        $25,894            7.36%

    5,823          85,530            5.86         6,375         95,834            6.02
    1,824          30,155            6.61         2,083         34,051            6.54
      569          11,368            7.95           597         10,733            7.20
------------------------------                -----------------------------
    8,216         127,053            6.17         9,055        140,618            6.21

   10,996         235,885            8.51        11,239        237,784            8.49
    3,871         122,537           12.56         3,502        106,348           12.18
   13,503         252,315            7.47        13,164        244,829            7.44
   18,839         373,402            7.76        18,964        373,561            7.79
    4,041          89,227            8.64         4,060         88,683            8.64
    1,952          33,884            6.94         1,884         33,327            7.08
------------------------------                -----------------------------
   53,202       1,107,250            8.23        52,813      1,084,532            8.19
      981          14,509            5.82           925         13,522            5.86
------------------------------                -----------------------------
   63,954       1,277,858            7.92        64,201      1,264,566            7.85

   (1,059)                                       (1,094)
    2,878                                         2,877
    4,808                                         4,837
---------------                               --------------
  $70,581                                       $70,821
---------------                               --------------



  $13,715         103,872            3.00       $13,270         94,394            2.85
    2,773          13,850            1.98         2,924         14,377            1.97
   17,336         238,948            5.47        17,656        238,928            5.43
    1,128          16,190            5.62         1,463         20,301            5.49
------------------------------                -----------------------------
   34,952         372,860            4.23        35,313        368,000            4.18

    9,337         135,910            5.70         8,284        118,950            5.68
    2,342          33,220            5.55         3,474         48,693            5.62
      935          12,600            5.27           786         10,773            5.43
    4,221          63,686            6.03         4,780         70,615            5.91
    1,649          32,151            7.80         1,351         26,954            7.98
------------------------------                -----------------------------
   18,484         277,567            5.92        18,675        275,985            5.88
------------------------------                -----------------------------
   53,436         650,427            4.82        53,988        643,985            4.77
------------------------------                -----------------------------


    9,654                                         9,501
    1,460                                         1,480

      650                                           492
    5,381                                         5,360
---------------                               --------------
  $70,581                                       $70,821
-----------------------------------------------------------------------------------------
                                     3.10                                         3.08
                                      .79                                          .76
                -----------------------------                ----------------------------
                 $627,431            3.89%                    $620,581            3.84%
-----------------------------------------------------------------------------------------

---------------------------------------------
              First Quarter 1997
---------------------------------------------
  Average                        Average
 Balances        Interest      Yields/Rates
---------------------------------------------


$ 1,019           $17,970            7.05%

  6,982           105,363            6.05
  2,530            41,841            6.62
    577            10,666            7.45
------------------------------
 10,089           157,870            6.27

 11,827           245,169            8.41
  3,043           100,593           13.22
 12,781           237,685            7.44
 18,406           359,785            7.82
  4,101            88,939            8.67
  1,764            29,364            6.67
------------------------------
 51,922         1,061,535            8.20
    795            12,139            6.20
------------------------------
 63,825         1,249,514            7.86

 (1,148)
  2,935
  4,689
------------
$70,301
------------



$12,962            87,409            2.74
  3,063            14,804            1.96
 17,721           233,547            5.34
    787            10,395            5.28
------------------------------
 34,533           346,155            4.06

  8,566           117,172            5.47
  3,068            40,908            5.38
    735             9,756            5.31
  4,874            71,272            5.86
  1,351            26,968            7.98
------------------------------
 18,594           266,076            5.76
------------------------------
 53,127           612,231            4.66
------------------------------


  9,600
  1,466

    350
  5,758
------------
$70,301
---------------------------------------------
                                     3.20
                                      .78
                -----------------------------
                 $637,283            3.98%
---------------------------------------------


                                 PNC BANK CORP.

                                      ----

Quarterly Report on
  Form 10-Q


Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of April 30, 1998, PNC Bank Corp. had 300,841,082 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                              Page(s)
          ------------------------------------------ ----------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Statement of Income for the
            three months ended March 31, 1998 and
            1997                                            22
          Consolidated Balance Sheet as of March
            31, 1998 and December 31, 1997                  23
          Consolidated Statement of Cash Flows for
            the three months ended March 31, 1998
            and 1997                                        24
          Notes to Consolidated Financial                25-29
            Statements
          Average Consolidated Balance Sheet and
            Net Interest Analysis                        30-31
Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    2-21
Item 3    Quantitative and Qualitative Disclosures
            About Market Risk                            18-19
---------------------------------------------------- ----------

PART II    OTHER INFORMATION

Item 4     Submission of Matters for a Vote of Security
             Holders

An annual meeting of shareholders of the Corporation was held on April 28, 1998, for the purpose of electing 17 directors.

All 17 nominees were elected and the votes cast for and against/withheld were as follows:

                                       Aggregate Votes
                                -------------------------------
Nominee                             For       Against/Withheld
---------------------------------------------------------------
Paul W. Chellgren                263,348,077        2,090,873
Robert N. Clay                   263,326,873        2,112,077
George A. Davidson, Jr.          263,367,135        2,071,815
David F. Girard-diCarlo          261,388,419        4,050,531
Walter E. Gregg, Jr.             263,320,436        2,118,514
William R. Johnson               260,798,417        4,640,533
Bruce C. Lindsay                 263,306,987        2,131,963
W. Craig McClelland              263,332,230        2,106,720
Thomas H. O'Brien                263,126,860        2,312,090
Jane G. Pepper                   263,059,362        2,379,588
Jackson H. Randolph              263,298,238        2,140,712
James E. Rohr                    263,296,601        2,142,349
Roderic H. Ross                  263,273,945        2,165,005
Richard P. Simmons               263,293,439        2,145,511
Thomas J. Usher                  263,350,110        2,088,840
Milton A. Washington             263,263,500        2,175,450
Helge H. Wehmeier                263,383,972        2,054,978
===============================================================



                                 PNC BANK CORP.

                                      ----

With respect to the above matter, holders of the Corporation's common and preferred stock voted together as a single class. The following table sets forth as of the February 26, 1998 record date the number of shares of each class of stock that was issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class:

                                       Number of
                   Voting Rights Shares Entitled      Aggregate
Title of Class         Per Share         to Vote   Voting Power
----------------------------------------------------------------
Common Stock          1            300,807,555    300,807,555
$1.80 Cumulative
   Convertible
   Preferred Stock -
     Series A         8                 15,108        120,864
$1.80 Cumulative
   Convertible
   Preferred Stock -
     Series B         8                  4,384         35,072
$1.60 Cumulative
   Convertible
   Preferred Stock -
     Series C         4/2.4            302,617        504,361*
$1.80 Cumulative
   Convertible
   Preferred Stock -
     Series D         4/2.4            404,955        674,924*
                                                  -------------
   Total possible votes                           302,142,776*
===============================================================
* Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock is entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock is convertible.

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

Since December 31, 1997, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K dated as of January 15, 1998, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1997, filed pursuant to Item 5.

Form 8-K dated as of April 14, 1998, reporting the Corporation's consolidated financial results for the three months ended March 31, 1998, filed pursuant to
Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 1998, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer



                                 PNC BANK CORP.

                                      ----

Corporate
    Information


CORPORATE HEADQUARTERS

PNC Bank Corp.
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2707

INTERNET INFORMATION

Information on PNC Bank Corp.'s financial results and its products and services is available on the Internet at http://www.pncbank.com.

STOCK LISTING

PNC Bank Corp. common stock is traded on the New York Stock Exchange ("NYSE") under the symbol PNC.

FINANCIAL INFORMATION

Copies of the Corporation's filings with the Securities and Exchange Commission ("SEC"), including Exhibits thereto, may be obtained:

     Electronically at the SEC's home page at www.sec.gov.

     By writing to Jeffrey A. Wilkins, Vice President, Financial
     Reporting, at corporate headquarters.

     By calling (412) 762-1553 or via e-mail to financial.reporting@pncbank.com.

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

                                                         Cash
                                                    Dividends
1998 Quarter         High         Low       Close    Declared
----------------------------------------------------------------
First              $61.625     $49.500     $59.938       $.39
================================================================

                                                         Cash
                                                    Dividends
1997 Quarter         High         Low       Close    Declared
----------------------------------------------------------------
First              $45.000     $36.500     $40.000       $.37
Second              44.750      37.375      41.750        .37
Third               49.750      41.125      48.813        .37
Fourth              58.750      42.875      56.938        .39
                                                       ---------
   Total                                                $1.50
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

                                      ----
                                       34