Form 10-K/A
period 1997-12-31
PNC BANK CORP
filed 1998-06-24
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT 0F 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT 0F 1934

     For the transition period from _________________ to __________________


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

         By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Bank Corp. Incentive Savings Plan, as amended ("PNC Plan").

         In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1997 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following report of independent auditors of the Corporation and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.

                                                                                                               PAGE OF
           FINANCIAL STATEMENTS                                                                             ANNUAL REPORT
         ---------------------------------------------------------------------------------------------------------------------
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

         As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the PNC Plan and reports of independent auditors thereon are filed with Amendment No. 1 at the page indicated.


                                                                                                               PAGE OF
           FINANCIAL STATEMENTS                                                                            AMENDMENT NO. 1
         ---------------------------------------------------------------------------------------------------------------------
           Report of Independent Auditors                                                                           4
           Statements of Net Assets Available for Benefits                                                          5
           Statements of Changes in Net Assets Available for Benefits                                               7
           Notes to Financial Statements                                                                            9
           Schedule of Assets Held for Investment Purposes                                                         14
           Schedule of Loans                                                                                       20
           Schedule of Reportable Transactions                                                                     23


           FINANCIAL STATEMENT SCHEDULES
         -----------------------------------------------------------------------

           Not applicable.


           REPORTS ON FORM 8-K
         -----------------------------------------------------------------------

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

           EXHIBITS
         -----------------------------------------------------------------------

         The exhibits listed on the Exhibit Index on pages 25 and 26 of this Form 10-K/A are filed herewith or are incorporated herein by reference.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors ..............................................4

Audited Financial Statements

Statements of Net Assets Available for Benefits .............................5
Statements of Changes in Net Assets Available for Benefits ..................7
Notes to Financial Statements ...............................................9


Schedules

Line 27a--Schedule of Assets Held for Investment Purposes ...................14
Line 27b--Schedule of Loans .................................................20
Line 27d--Schedule of Reportable Transactions ...............................23

                         REPORT OF INDEPENDENT AUDITORS

Administrative Committee
PNC Bank Corp.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for benefits of the PNC Bank Corp. Incentive Savings Plan (Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes and schedule of loans as of December 31, 1997, and reportable transactions for the year ended December 31, 1997, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.



June 5, 1998

                                 PNC Bank Corp.
                             Incentive Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information
                                December 31, 1997

                                                        INTERMEDIATE-
                                                          TERM FIXED    SHORT-TERM     PNC BANK
                                              EQUITY       INCOME--    FIXED INCOME   CORP. STOCK
                                              FUND A        FUND B       --FUND C      --FUND D
                                          ----------------------------------------------------------
Investments at fair value:
   PNC Bank common stock                  $           -    $         -    $         -  $347,536,137
   PNC Bank preferred stock                           -              -              -        61,333
   Short-term investments Compass
     Capital Funds:
    Money Market Portfolio                    5,096,345      1,550,429     78,921,669     1,574,747
   Registered investment companies PNC
     Funds:
    Small Cap Growth Equity Portfolio         8,132,880              -              -             -
    International Equity Portfolio           42,943,103              -              -             -
    Small Cap Value Equity Portfolio          8,526,487              -              -             -
    International Emerging Markets
     Portfolio                               10,561,421              -              -             -
    Mid Cap Growth Equity Portfolio          13,264,058              -              -             -
    Mid Cap Value Equity Portfolio           12,841,875              -              -             -
    Intermediate Term Bond Portfolio                  -     24,944,759              -             -
    Managed Income Portfolio                          -     35,195,764              -             -
    Large Cap Growth Equity Portfolio        33,845,359              -              -             -
    Large Cap Value Equity Portfolio         35,082,767              -              -             -
    Value Equity Portfolio                   49,612,685              -              -             -
    Core Bond Portfolio                             320      4,349,727              -             -
   Participant loans                                  -              -              -             -
   Other                                              -         75,095              -             -
                                          ----------------------------------------------------------
Total investments                           219,907,300     66,115,774     78,921,669   349,172,217

Contribution receivable                               -              -              -             -
Accrued income                                   22,334          6,605        363,959         7,519
Due to (from) fund/other assets
(liabilities)                                 2,262,896       (326,221)        20,466     1,403,906
                                          ----------------------------------------------------------
Total assets                                222,192,530     65,796,158     79,306,094   350,583,642

ESOP note payable                                     -              -              -             -
Accrued employer match                                -              -              -             -
Accrued interest payable                              -              -              -             -
                                          ==========================================================
Net assets available for benefits          $222,192,530    $65,796,158    $79,306,094  $350,583,642
                                          ==========================================================

                                                PNC           PNC
                                             BANK CORP.    BANK CORP.
                                             ALLOCATED    UNALLOCATED       LOAN
                                             ESOP FUND     ESOP FUND        FUND           TOTAL
                                          -------------------------------------------------------------
Investments at fair value:
   PNC Bank common stock                    $214,752,364   $134,790,364   $         -  $  697,078,865
   PNC Bank preferred stock                            -              -             -          61,333
   Short-term investments Compass
     Capital Funds:
    Money Market Portfolio                             -            409       446,628      87,590,227
   Registered investment companies PNC
     Funds:
    Small Cap Growth Equity Portfolio                  -              -             -       8,132,880
    International Equity Portfolio                     -              -             -      42,943,103
    Small Cap Value Equity Portfolio                   -              -             -       8,526,487
    International Emerging Markets
     Portfolio                                         -              -             -      10,561,421
    Mid Cap Growth Equity Portfolio                    -              -             -      13,264,058
    Mid Cap Value Equity Portfolio                     -              -             -      12,841,875
    Intermediate Term Bond Portfolio                   -              -             -      24,944,759
    Managed Income Portfolio                           -              -             -      35,195,764
    Large Cap Growth Equity Portfolio                  -              -             -      33,845,359
    Large Cap Value Equity Portfolio                   -              -             -      35,082,767
    Value Equity Portfolio                             -              -             -      49,612,685
    Core Bond Portfolio                                -              -             -       4,350,047
   Participant loans                                   -              -    29,025,613      29,025,613
   Other                                               -              -             -          75,095
                                          -------------------------------------------------------------
Total investments                            214,752,364    134,790,773    29,472,241   1,093,132,338

Contribution receivable                       13,890,529              -             -      13,890,529
Accrued income                                     6,259         31,893             -         438,569
Due to (from) fund/other assets
(liabilities)                                  5,296,920     (5,323,315)   (2,612,832)        721,820
                                          -------------------------------------------------------------
Total assets                                 233,946,072    129,499,351    26,859,409   1,108,183,256

ESOP note payable                                      -    (47,600,000)            -     (47,600,000)
Accrued employer match                                 -    (13,890,529)            -     (13,890,529)
Accrued interest payable                               -     (1,738,124)            -      (1,738,124)
                                          =============================================================
Net assets available for benefits           $233,946,072  $  66,270,698   $26,859,409  $1,044,954,603
                                          =============================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information
                                December 31, 1996

                                                          INTERMEDIATE-
                                                            TERM FIXED      SHORT-TERM       PNC BANK
                                              EQUITY         INCOME--      FIXED INCOME     CORP. STOCK
                                              FUND A          FUND B         --FUND C        --FUND D
                                          -----------------------------------------------------------------
Investments at fair value:
   PNC Bank common stock                  $           -  $             -  $             -    $214,097,952
   PNC Bank preferred stock                           -                -                -          42,607
   Short-term investments Compass
      Capital Funds:
    Money Market Portfolio                    3,608,542        1,269,510       55,791,123       1,270,280
   Registered investment companies PNC
      Funds:
    Small Cap Growth Equity Portfolio         5,915,193                -                -               -
    International Equity Portfolio           30,722,695                -                -               -
    Small Cap Value Equity Portfolio          5,851,453                -                -               -
    International Emerging Markets
     Portfolio                                7,252,467                -                -               -
    Growth Equity Portfolio                  28,051,743                -                -               -
    Mid Cap Growth Equity Portfolio           8,734,800                -                -               -
    Mid Cap Value Equity Portfolio            8,700,000                -                -               -
    Intermediate Term Bond Portfolio                  -       20,412,876                -               -
    Managed Income Portfolio                          -       32,755,855                -               -
    Core Equity Portfolio                    28,136,804                -                -               -
    Value Equity Portfolio                   24,843,512                -                -               -
   Participant loans                                  -                -                -               -
   Other                                              -          329,144                -               -
                                          -----------------------------------------------------------------
Total investments                           151,817,209       54,767,385       55,791,123     215,410,839

Contribution receivable                               -                -                -               -
Accrued income                                   14,716            9,334          246,281           4,858
Due to (from) fund/other assets
  (liabilities)                               4,264,879          640,824        4,432,342       2,939,006
                                          -----------------------------------------------------------------
Total assets                                156,096,804       55,417,543       60,469,746     218,354,703

ESOP note payable                                     -                -                -               -
Accrued interest payable                              -                -                -               -
                                          =================================================================
Net assets available for benefits          $156,096,804      $55,417,543      $60,469,746    $218,354,703
                                          =================================================================


                                               PNC              PNC
                                            BANK CORP.       BANK CORP.
                                            ALLOCATED       UNALLOCATED          LOAN
                                            ESOP FUND        ESOP FUND           FUND           TOTAL
                                          ------------------------------------------------------------------
Investments at fair value:
   PNC Bank common stock                   $128,402,725      $119,810,191   $            -   $462,310,868
   PNC Bank preferred stock                           -                 -                -         42,607
   Short-term investments Compass
      Capital Funds:
    Money Market Portfolio                    1,082,118         2,160,954          262,250     65,444,777
   Registered investment companies PNC
      Funds:
    Small Cap Growth Equity Portfolio                 -                 -                -      5,915,193
    International Equity Portfolio                    -                 -                -     30,722,695
    Small Cap Value Equity Portfolio                  -                 -                -      5,851,453
    International Emerging Markets
     Portfolio                                        -                 -                -      7,252,467
    Growth Equity Portfolio                           -                 -                -     28,051,743
    Mid Cap Growth Equity Portfolio                   -                 -                -      8,734,800
    Mid Cap Value Equity Portfolio                    -                 -                -      8,700,000
    Intermediate Term Bond Portfolio                  -                 -                -     20,412,876
    Managed Income Portfolio                          -                 -                -     32,755,855
    Core Equity Portfolio                             -                 -                -     28,136,804
    Value Equity Portfolio                            -                 -                -     24,843,512
   Participant loans                                  -                 -       27,423,234     27,423,234
   Other                                              -                 -                -        329,144
                                          ------------------------------------------------------------------
Total investments                           129,484,843       121,971,145       27,685,484    756,928,028

Contribution receivable                       1,669,984                                  -      1,669,984
Accrued income                                   28,843            15,812            1,217        321,061
Due to (from) fund/other assets
  (liabilities)                                 435,601        (7,710,115)      (3,979,453)     1,023,084
                                          ------------------------------------------------------------------
Total assets                                131,619,271       114,276,842       23,707,248    759,942,157

ESOP note payable                                     -       (67,700,000)               -    (67,700,000)
Accrued interest payable                              -        (2,139,443)               -     (2,139,443)
                                          ==================================================================
Net assets available for benefits          $131,619,271   $    44,437,399      $23,707,248   $690,102,714
                                          ==================================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1997

                                                      INTERMEDIATE-
                                                        TERM FIXED        SHORT-TERM        PNC BANK
                                        EQUITY           INCOME--        FIXED INCOME      CORP. STOCK
                                        FUND A            FUND B           --FUND C         --FUND D
                                    -------------------------------------------------------------------------
Net assets available for benefits
   at January 1, 1997                 $156,096,804      $55,417,543        $60,469,746     $218,354,703
Additions:
   Interest and dividends               18,615,296        4,645,389          4,765,536       12,038,018
Contributions:
   Employer                                460,196          193,618            304,917                -
   Employee                             16,876,580        5,002,814          5,204,913        7,171,907
   Rollover                              1,002,879          232,716            286,815          272,701
Deductions:
   Distributions to participants
   or beneficiaries                    (16,683,815)      (6,564,618)       (15,389,481)     (32,448,430)
   Net transfers                         6,048,460       (2,303,953)          (842,499)      (4,823,151)
   ESOP activity:
     Interest expense                            -                -                  -                -
     Other ESOP activity                         -                -                  -                -
Net realized and unrealized
   appreciation                         17,471,782          919,225                  -      117,854,617
Net assets received in mergers          22,304,348        8,253,424         24,506,147       32,163,277
Other                                            -                -                  -                -
                                    -------------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1997               $222,192,530      $65,796,158        $79,306,094     $350,583,642
                                    =========================================================================


                                            PNC              PNC
                                         BANK CORP.       BANK CORP.
                                         ALLOCATED       UNALLOCATED         LOAN
                                         ESOP FUND        ESOP FUND          FUND            TOTAL
                                    ---------------------------------------------------------------------
Net assets available for benefits
   at January 1, 1997                    $131,619,271      $44,437,399      $23,707,248  $  690,102,714
Additions:
   Interest and dividends                   5,370,382        4,440,725        2,043,231      51,918,577
Contributions:
   Employer                                         -       11,579,000                -      12,537,731
   Employee                                         -                -                -      34,256,214
   Rollover                                         -                -                -       1,795,111
Deductions:
   Distributions to participants
   or beneficiaries                       (13,273,451)               -       (1,986,724)    (86,346,519)
   Net transfers                             (869,890)               -        2,791,033               -
   ESOP activity:
     Interest expense                               -       (3,515,249)               -      (3,515,249)
     Other ESOP activity                   39,219,467      (39,219,467)               -               -
Net realized and unrealized
   appreciation                            71,861,813       48,548,290                -     256,655,727
Net assets received in mergers                 18,480                -           13,116      87,258,792
Other                                               -                -          291,505         291,505
                                    ---------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1997                  $233,946,072      $66,270,698      $26,859,409  $1,044,954,603
                                    =====================================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996

                                                      INTERMEDIATE-
                                                        TERM FIXED        SHORT-TERM        PNC BANK
                                        EQUITY           INCOME--        FIXED INCOME      CORP. STOCK
                                        FUND A            FUND B           --FUND C         --FUND D
                                    -------------------------------------------------------------------------
Net assets available for  benefits
   at January 1, 1996                 $117,765,737      $50,564,837        $56,466,541     $196,432,822
Additions:
   Interest and dividends               14,223,180        3,117,454          2,986,829        8,485,432
Contributions:
   Employer                                388,627          210,492            334,079                -
   Employee                             12,168,014        4,732,087          4,339,927        5,962,823
   Rollover                                621,723          174,936            117,984          125,740
Deductions:
   Distributions to participants
   or beneficiaries                    (10,373,636)      (4,327,773)        (7,096,642)     (18,739,547)
   Net transfers                         9,393,905          363,674          1,066,451       (8,850,524)
   ESOP activity:
     Interest expense                            -                -                  -                -
     Other ESOP activity                         -                -                  -          274,593
Net realized and unrealized
   appreciation (depreciation)          10,559,150       (1,148,495)                 -       31,567,066
Net assets received in mergers
   (transfers)                           1,350,104        1,730,331          2,254,577        3,096,298
                                    -------------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1996               $156,096,804      $55,417,543        $60,469,746     $218,354,703
                                    =========================================================================


                                             PNC              PNC
                                          BANK CORP.       BANK CORP.
                                          ALLOCATED       UNALLOCATED         LOAN
                                          ESOP FUND        ESOP FUND          FUND            TOTAL
                                    ----------------------------------------------------------------------
Net assets available for  benefits
   at January 1, 1996                     $ 97,118,726      $39,162,212      $22,921,041   $580,431,916
Additions:
   Interest and dividends                    4,468,745        5,111,344        1,884,616     40,277,600
Contributions:
   Employer                                          -       11,365,000                -     12,298,198
   Employee                                          -                -                -     27,202,851
   Rollover                                          -                -                -      1,040,383
Deductions:
   Distributions to participants
   or beneficiaries                         (9,177,493)               -         (337,222)   (50,052,313)
   Net transfers                            (1,013,995)               -         (959,511)             -
   ESOP activity:
     Interest expense                                -       (4,309,434)               -     (4,309,434)
     Other ESOP activity                    22,536,507      (22,811,100)               -              -
Net realized and unrealized
   appreciation (depreciation)              18,801,955       15,919,377                -     75,699,053
Net assets received in mergers
   (transfers)                              (1,115,174)               -          198,324      7,514,460
                                    ----------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1996                   $131,619,271      $44,437,399      $23,707,248   $690,102,714
                                    ======================================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Notes to Financial Statements

                                December 31, 1997


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

The Incentive Savings Plan's (Plan) assets are concentrated in the stock and bond markets. Realization of the respective values shown on the statements of net assets available for benefits is subject to the results of these markets.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and such differences may be material to the financial statements.

2. DESCRIPTION OF THE PLAN

PNC Bank Corp. (PNC Bank) is the sponsor of the Plan. The Plan covers substantially all eligible salaried employees of PNC Bank and certain subsidiaries.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The Plan allows participants to contribute from 1 to 15 percent of their biweekly base compensation on a pretax 401(k) basis. PNC Bank matches 100 percent of employee contributions up to 6 percent of base compensation, subject to Internal Revenue Service (IRS) limitations. For the plan year ended December 31, 1997, an additional 38 percent, $10.6 million, employer matching contribution was made to eligible participants in accordance with the terms of the Employee Stock Ownership Plan (ESOP) contained in the Plan document. This allocation was the result of shares released from the ESOP that were in excess of the amount required to satisfy the standard employer match on the first 6 percent of elective deferrals. Participants are fully vested in their balances, including the employer contributions. Plan income is allocated to participants based on an average participant investment balance on a quarterly basis.

Participants in the Plan may invest any voluntary contributions and balances rolled over from any prior plans in any of four investment options: Fund A (an equity fund), Fund B (an intermediate-term fixed income fund), Fund C (a short-term fixed income fund), and Fund D (PNC Bank Corp. common stock fund). Employer matching contributions for participants whose age is 55 years or under are made in PNC Bank Common Stock. Participants over age 55 can choose to have their matching contribution made in PNC Bank. Common Stock or in cash to invest in the other three funds.

Benefits to participants for withdrawals requested but yet to be paid were $15,360,392 and $17,096,542 at December 31, 1997 and 1996, respectively.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected in the Loan Fund. At December 31, 1997, the Plan was committed to fund approximately $4.0 million in participant loans, of which approximately $1.5 million represents existing loan refinances. Under certain circumstances, the Plan permits withdrawals by participants.

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

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The Plan includes a leveraged employee stock ownership plan (ESOP). In January 1990, the ESOP borrowed $140 million from PNC Bank and purchased approximately 7,350,000 shares of PNC Bank Common Stock through open market purchases. The unallocated shares of PNC Bank Common Stock are pledged as security on the ESOP note. The ESOP shares are used to match a portion of PNC Bank's matching contributions to the Plan.

PNC Bank is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC Bank Common Stock allocated to participants totaled 947,314 in 1997 and 640,782 in 1996.

The effective interest rate on the ESOP fixed rate note was 5.25% in 1997. Principal payments are due on an annual basis and interest payments are due on a semiannual basis. The following is a schedule of debt maturities:

         1998                                                  $23,900,000
         1999                                                   23,700,000
                                                         ---------------------
                                                               $47,600,000
                                                         =====================

At December 31, 1997, the ESOP held 2,367,339 unallocated shares of PNC Bank Common Stock with a market value of $134,790,364. These assets will be used to match future participant contributions.

3. TRANSACTIONS WITH PARTIES-IN-INTEREST

The asset management group of PNC Bank, N.A., a wholly-owned indirect subsidiary of PNC Bank, administers the Plan assets, maintains discretionary investment power, administers the ESOP assets of the Plan, and is the safekeeping agent. PNC Bank pays administrative costs incurred by the Plan. The Plan also holds shares of registered investment companies (Compass Capital Funds, formerly PNC Funds) which are administered by PNC Bank, N.A. or certain of its subsidiaries.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

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

5. PLAN MERGERS AND DIVESTITURES

During 1997, assets of approximately $85 million and $1.9 million were merged into the Plan from Midlantic Bank N.A. and BancOne plans, respectively, as a result of acquisitions.

In 1996, defined contribution plans for Chemical Bank NJ, N.A. and Project Management Systems were merged into the Plan, with assets of $14 million and $0.2 million, respectively.

As of July 1, 1996, a new defined contribution plan, known as the PNC Retirement Savings Plan, was developed for employees of PNC Mortgage Corp. of America, a wholly-owned indirect subsidiary of PNC Bank, and its related affiliates. These employees were previously eligible to participate in the Plan. Assets previously invested through the Plan were transferred to the PNC Retirement Savings Plan for all applicable employees who did not meet the grandfathering requirements set forth by the Plan and those grandfathered employees who elected to participate in the PNC Retirement Savings Plan. As participants are not permitted to contribute to both plans, all contributions subsequent to June 30, 1996, are included in the PNC Retirement Savings Plan assets. Approximately $7.1 million in assets held for 2,246 participants were transferred from the Plan to the PNC Retirement Savings Plan effective July 1, 1996.

6. SUBSEQUENT EVENTS

Effective January 31, 1998, Compass Capital Funds changed its name to BlackRock Funds.

Effective February 12, 1998, certain Plan administrative costs, including the expenses of the trustee, are generally paid by the Plan. Previously, these expenses were paid by PNC Bank.

Effective July 1, 1998, the Plan's investment options will be expanded from 4 to 11 funds and will be valued on a daily basis.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                  DECEMBER 31
                                                                         1997                      1996
                                                               ---------------------------------------------------
Net assets available for benefits per the financial
   statements                                                          $1,044,954,603              $690,102,714
Amounts allocated to withdrawing participants                             (15,360,392)              (17,096,542)
                                                               ---------------------------------------------------
Net assets available for benefits per the Form 5500                    $1,029,594,211              $673,006,172
                                                               ===================================================

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                                YEAR ENDED
                                                                                            DECEMBER 31, 1997
                                                                                         -------------------------
Benefits paid to participants per the financial statements                                          $86,346,519
Add: Amounts allocated to withdrawing participants at December 31, 1997                              15,360,392
Less: Amounts allocated to withdrawing participants at December 31, 1996                            (17,096,542)
                                                                                         -------------------------
Benefits paid to participants per the Form 5500                                                     $84,610,369
                                                                                         =========================

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                                 PNC Bank Corp.
                             Incentive Savings Plan

            Line 27a--Schedule of Assets Held for Investment Purposes

                                December 31, 1997

    IDENTITY OF ISSUER, BORROWER,             DESCRIPTION OF
          OR SIMILAR ENTITY                     INVESTMENT                  COST                FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
EQUITY--FUND A

Registered Investment Companies
-------------------------------

*Compass Capital Funds--Small Cap
Growth Equity Portfolio
Fund 093 Institutional Class                         397,307 shares         $ 5,856,061            $ 8,132,880

*Compass Capital Funds--International
Equity Portfolio Fund 065
Institutional Class                                3,188,055 shares          41,939,428             42,943,103

*Compass Capital Funds--Small Cap
Value Equity Portfolio Fund 046
Institutional Class                                  468,231 shares           6,992,882              8,526,487

*Compass Capital Funds--International
   Emerging Markets
Portfolio Fund 015
Institutional Class                                1,369,834 shares          11,944,863             10,561,421

*Compass Capital Funds--Large Cap Growth
Equity Portfolio Fund 029
Institutional Class                                2,087,931 shares          27,521,033             33,845,359

*Compass Capital Funds--Value
Equity Portfolio Fund 095
Institutional Class                                2,988,716 shares          42,522,807             49,612,685

    IDENTITY OF ISSUER, BORROWER,             DESCRIPTION OF
          OR SIMILAR ENTITY                     INVESTMENT                  COST                FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
*Compass Capital Funds--Large Cap Value
Equity Portfolio Fund 089
Institutional Class                                2,250,338 shares          30,217,789             35,082,767

*Compass Capital Funds--Mid Cap
Growth Equity Portfolio Fund 044
Institutional Class                                1,161,476 shares          11,985,759             13,264,058

*Compass Capital Funds--Mid Cap Value
Equity Portfolio Fund 035
Institutional Class                                1,039,828 shares          10,947,856             12,841,875

*Compass Capital Funds
Core Bond Portfolio Fund 7
Institutional Class                                       33 shares                 320                    320

Interest-Bearing Cash
---------------------

*Compass Capital Money Market
Institutional Class                                5,096,345 shares           5,096,345              5,096,345
                                                                    ---------------------------------------------

Total Equity--Fund A                                                        195,025,143            219,907,300

    IDENTITY OF ISSUER, BORROWER,             DESCRIPTION OF
          OR SIMILAR ENTITY                     INVESTMENT                  COST                FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
INTERMEDIATE-TERM FIXED
   INCOME--FUND B

Registered Investment Companies
-------------------------------

*Compass Capital Funds--Intermediate
Term Bond Portfolio
Fund 090 Institutional Class                       2,636,867 shares          24,460,920             24,944,759

*Compass Capital Funds--Managed
Income Portfolio Fund 013
Institutional Class                                3,364,796 shares          34,023,127             35,195,764

*Compass Capital Funds
Core Bond Portfolio Fund 7
Institutional Class                                  443,397 shares           4,271,645              4,349,727

Interest-Bearing Cash
---------------------

*PNC Money Market
Institutional Class                                1,550,429 shares           1,550,429              1,550,429

Other                                                                            75,095                 75,095
-----
                                                                    ---------------------------------------------

Total Intermediate-Term Fixed
   Income--Fund B                                                            64,381,216             66,115,774

     IDENTITY OF ISSUER, BORROWER,            DESCRIPTION OF
           OR SIMILAR ENTITY                    INVESTMENT                   COST                FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
SHORT-TERM FIXED INCOME--FUND C

Interest-Bearing Cash
---------------------

*PNC Money Market
Institutional Class                               78,921,669 shares            78,921,669           78,921,669

PNC BANK CORP. STOCK--FUND D

Common Stock
------------

*PNC Bank Corp.                                    6,103,818 shares           148,744,675          347,536,137

Preferred Stock
---------------

*PNC Bank Corp.                                          646 shares                 6,714               61,333

Interest-Bearing Cash
---------------------

*PNC Money Market
Institutional Class                                1,574,747 shares             1,574,747            1,574,747
                                                                    ---------------------------------------------

Total PNC Bank Corp. Stock--
   Fund D                                                                     150,326,136          349,172,217

\

     IDENTITY OF ISSUER, BORROWER,            DESCRIPTION OF
           OR SIMILAR ENTITY                    INVESTMENT                   COST                FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
ESOP ACCOUNT

Common Stock
------------

*PNC Bank Corp:
  Allocated Account                                3,771,721 shares           72,062,995             214,752,364

  *Unallocated Account                             2,367,339 shares           44,212,585             134,790,364

Interest-Bearing Cash
---------------------

*PNC Money Market
Institutional Class                                      409 shares                  409                     409
                                                                    -----------------------------------------------

Total ESOP Account                                                           116,275,989             349,543,137

LOAN FUND

Installment Loans
-----------------
                                         February 1990 through
                                         December 1997; rates
                                         ranging from 6.00% to
                                         10.00%; maturing
                                         January 1, 1998 through
                                         January 17, 2002                              -              24,324,009

     IDENTITY OF ISSUER, BORROWER,            DESCRIPTION OF
           OR SIMILAR ENTITY                    INVESTMENT                   COST                FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
Mortgage Loans
--------------
                                         January 1989 through
                                         December 1997; rates
                                         ranging from 6.00%
                                         to 11.50%; maturing
                                         January 1, 1998
                                         through January 19,
                                         2012                                          -              4,701,604
                                                                     ---------------------- -----------------------
                                                                                       -             29,025,613

PNC Money Market
Institutional Class                                 446,628 shares               446,628                446,628
                                                                     ---------------------- -----------------------

Total Loan Fund                                                                  446,628             29,472,241
                                                                     ---------------------- -----------------------

Total PNC Bank Corp. Incentive Savings
   Plan                                                                     $605,376,781         $1,093,132,338
                                                                     ====================== =======================



* Party-in-interest

                                 PNC Bank Corp.
                             Incentive Savings Plan

                           Line 27b--Schedule of Loans

                                December 31, 1997


                                                    AMOUNT RECEIVED DURING
                                                              1997               AMOUNT OVERDUE                     DESCRIPTION
                                                    ---------------------- ---------------------                --------------------
                                      ORIGINAL                                                        UNPAID                ORIGINAL
                                      AMOUNT OF                                                     BALANCE AT   INTEREST    LOAN
 IDENTITY AND ADDRESS OF OBLIGOR        LOAN        PRINCIPAL   INTEREST   PRINCIPAL    INTEREST   END OF YEAR    RATE      BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Keith Callwood
P. O. Box 8856
Wilkinsburg, PA  15221               $ 3,200.00    $       -     $    -    $ 3,200.00  $  284.88   $ 3,484.88     8.50%    9/30/97

Susan Shipley
721 Roselawn Avenue
Pittsburgh, PA  15228                 16,100.00      2,623.86     165.10     3,069.20      67.70     3,136.90     6.00%    3/31/94

Lynn Griffin
6420 Trinity Street
Philadelphia, PA  19142                  900.00            -          -        483.46      19.09       502.55     7.25%    9/30/94

Charles Lanigan
525 South Braddock Avenue
Pittsburgh, PA  15221                  2,000.00        106.67      18.70     1,893.33     153.97     2,047.30     8.50%    3/31/97

Quartence Cameron
6582 Cobbs Creek Parkway
Philadelphia, PA  19142                4,400.00        276.28     139.82     4,123.72     868.04     4,991.76     8.50%    6/30/97

Thomas Stevenson
1808 Westmont Avenue
Pittsburgh, PA  15210                 11,600.00            -          -     11,376.89   2,148.64    13,525.53     7.25%    9/30/94

                                                    AMOUNT RECEIVED DURING
                                                              1997               AMOUNT OVERDUE                     DESCRIPTION
                                                    ---------------------- ---------------------                --------------------
                                      ORIGINAL                                                        UNPAID                ORIGINAL
                                      AMOUNT OF                                                     BALANCE AT   INTEREST    LOAN
 IDENTITY AND ADDRESS OF OBLIGOR        LOAN        PRINCIPAL   INTEREST   PRINCIPAL    INTEREST   END OF YEAR    RATE      BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Joanne Raynak
20 Devitt Lane
Irwin, PA  15642                       3,000.00     1,243.89       49.16          32.86        -         32.86      9.00%    9/30/95

Christine Purdy
1300 Rose Lane, Apt. B-3
Flourtown, PA  19031                   4,000.00           -           -        4,000.00      916.39   4,916.39      8.50%    6/30/97

Melissa Rossi
131 Moraine Drive
Lake Arthur States
Portersville, PA  16051                2,000.00           -           -        2,000.00      458.19   2,458.19      8.50%    9/30/97

John Covington
2820 Deerfield Drive
Villa Hilla, KY  41017-4470           17,500.00        91.08      221.68      17,408.92   12,845.18  30,254.10      8.25%    3/31/97

Richard Delonanzo
2108 Spring Street
Philadelphia, PA  19103               22,100.00           -           -       22,100.00   17,083.48  39,183.48      8.50%    9/30/97

Charlene Gentry
194 Spruce Court
Winchester, KY  40391                  6,200.00       349.71      177.87       5,850.29    1,242.67   7,092.96      8.50%    6/30/97

Deborah Mitchell
1131 King Avenue
Pittsburgh, PA  15206                  4,000.00       934.71      155.32       1,944.14      118.76   2,062.90      8.75%   12/31/95

                                                    AMOUNT RECEIVED DURING
                                                              1997               AMOUNT OVERDUE                     DESCRIPTION
                                                    ---------------------- ---------------------                --------------------
                                      ORIGINAL                                                        UNPAID                ORIGINAL
                                      AMOUNT OF                                                     BALANCE AT   INTEREST    LOAN
 IDENTITY AND ADDRESS OF OBLIGOR        LOAN        PRINCIPAL   INTEREST   PRINCIPAL    INTEREST   END OF YEAR    RATE      BALANCE
------------------------------------------------------------------------------------------------------------------------------------
Rebecca Kaminsky
122 Candlelite Drive
McMurray, PA  15217                    11,500.00   2,269.27        108.81       111.31        -          111.31   10.00%   11/30/90

Eugene Stridiron
2101 Chestnut Street, Apt. 1617
Philadelphia, PA  19103                 7,000.00   1,711.04        248.94     2,730.35      129.82     2,860.17    9.00%    9/30/95
                                     -----------  ---------     ---------   ----------  ----------  -----------
                                     $115,500.00  $9,606.51     $1,285.40   $80,324.47  $36,336.81  $116,661.28
                                     ===========  =========     =========   ==========  ==========  ===========

                                 PNC Bank Corp.
                             Incentive Savings Plan

                  Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997


                                                                                      FAIR VALUE
                                                                       COST          OF ASSETS ON     NET
                                  PURCHASE          SELLING             OF           TRANSACTION      GAIN
    DESCRIPTION OF ASSETS           PRICE            PRICE            ASSETS             DATE        (LOSS)
-------------------------------------------------------------------------------------------------------------------
Category (i)--Single Transaction
--------------------------------

     PNC Money Market Portfolio #1 Institutional Class
     -------------------------------------------------

     42,094,756 shares          $  42,094,756   $         -         $ 42,094,756    $ 42,094,756   $         -


Category (iii)--Series of securities transactions
-------------------------------------------------

    PNC Money Market Portfolio #1 Institutional Class
    -------------------------------------------------

    211,218,812 shares          $211,218,812   $          -         $211,218,812    $211,218,812   $         -
    185,838,541 shares          $          -   $185,838,541         $185,838,541    $185,838,541   $         -


    PNC Fund #7 Institutional Class
    -------------------------------

     1,464,001 shares           $ 52,739,484   $          -        $ 52,739,484     $ 52,739,484   $         -
     1,082,102 shares           $          -   $ 42,145,807        $ 24,177,988     $ 42,145,807   $17,967,819




There were no category (ii) or (iv) reportable transactions during 1997.

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


                                               PNC BANK CORP.
                                               (Registrant)


                                            By /s/ ROBERT L. HAUNSCHILD
                                               ---------------------------------
                                               Robert L. Haunschild
                                               Senior Vice President and
                                                Chief Financial Officer

                                               Date: June 24, 1998

                                  EXHIBIT INDEX


Exhibit
No.                           Description                                                           Method of Filing +
------------------------------------------------------------------------------------------------------------------------------------
3.1      Articles of Incorporation of the Corporation, as amended.                       Incorporated herein by reference to
                                                                                           Exhibit 99.1 and 99.2 of the Current
                                                                                           Report on Form 8-K dated October 7,
                                                                                           1996.

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

4.2      Designation of Series: $1.80 Cumulative Convertible Preferred Stock --          Incorporated herein as part of Exhibit 3.1.
           Series A.

4.3      Designation of Series: $1.80 Cumulative Convertible Preferred Stock --          Incorporated herein as part of Exhibit 3.1.
           Series B.

4.4      Designation of Series: $1.60 Cumulative Convertible Preferred Stock --          Incorporated herein as part of Exhibit 3.1.
           Series C.

4.5      Designation of Series: $1.80 Cumulative Convertible Preferred Stock --          Incorporated herein as part of Exhibit 3.1.
           Series D.

4.6      Designation of Series: Fixed/Adjustable Rate Noncumulative Preferred            Incorporated herein as part of Exhibit 3.1.
           Stock - Series F.

10.1     Supplemental Executive Retirement Income and Disability Plan of the             Incorporated herein by reference to Exhibit
           Corporation.                                                                    10.2 of the Annual Report on Form 10-K
                                                                                           for the year ended December 31, 1990
                                                                                           ("1990 Form 10-K"). *

10.2     Amendments to Supplemental Executive Retirement Income and Disability           Incorporated herein by reference to Exhibit
           Plan.                                                                           10.2 of the Annual Report on Form 10-K
                                                                                           for the year ended December 31, 1996
                                                                                           ("1996 Form 10-K"). *

10.3     Supplemental Executive Life Insurance and Spouse's Benefit Plan of the          Incorporated herein by reference to Exhibit
           Corporation.                                                                    10.3 of the 1990 Form 10-K. *

10.4     November 21, 1996 Amendment to Supplemental Executive Life Insurance            Incorporated herein by reference to Exhibit
           and Spouse's Benefit Plan.                                                      10.4 of the 1996 Form 10-K. *

10.5     1997 Long-Term Incentive Award Plan of the Corporation ("1997 Award             Incorporated herein by reference to Exhibit
           Plan").                                                                         4.3 of the Corporation's Post-Effective
                                                                                           Amendment No. 1 to Registration Statement
                                                                                           on Form S-8 at File No. 33-54960. *

10.6     Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.              Filed as Exhibit 10.6 to the 1997 Form
                                                                                           10-K. *

10.7     Form of Incentive Share Agreement under 1992 Award Plan (June 1995), as         Incorporated herein by reference to Exhibit
           amended November 21, 1996.                                                      10.7 of the 1996 Form 10-K. *


10.8     Form of Addendum to Nonstatutory Stock Option Agreement relating to             Filed as Exhibit 10.8 to the 1997 Form
           Reload Nonstatutory Stock Options.                                              10-K.*

10.9     Form of Reload Nonstatutory Stock Option Agreement.                             Filed as Exhibit 10.9 to the 1997 Form
                                                                                           10-K.*

10.10    Form of Incentive Share Agreement - Share Price, RSR and ROCE                   Filed as Exhibit 10.10 to the 1997 Form
           Performance Goals.                                                              10-K.*


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

10.15    PNC Bank Corp. Supplemental Pension Plan, as amended.                           Incorporated herein by reference to Exhibit
                                                                                           10.12 of the 1996 Form 10-K.*

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

10.17    PNC Bank Corp. Directors Retirement Plan.                                       Incorporated by reference to Exhibit 10.7
                                                                                           of the 1994 Form 10-K.*

10.18    PNC Bank Corp. Directors Deferred Compensation Plan.                            Incorporated by reference to Exhibit 10.1
                                                                                           of the 3Q 1996 Form 10-Q.*

10.19    Form of Change in Control Severance Agreement.                                  Incorporated herein by reference to
                                                                                           Exhibit 10.17 of the 1996 Form 10-K.*

10.20    Amended and Restated Trust Agreement between the Corporation,                   Incorporated herein by reference to
           as Settlor, and NationsBank, N.A., as Trustee (who has been                     Exhibit 10.18 of the 1996 Form 10-K.*
           replaced by Hershey Trust Company, as successor Trustee).

12.1     Computation of Ratio of Earnings to Fixed Charges.                              Filed as Exhibit 12.1 to the 1997 Form
                                                                                           10-K.

12.2     Computation of Ratio of Earnings to Combined Fixed Charges and                  Filed as Exhibit 12.2 to the 1997 Form
           Preferred Dividends.                                                            10-K.

13       Excerpts from the Annual Report to Shareholders for the year                    Filed as Exhibit 13 to the 1997 Form 10-K.
           ended December 31, 1997. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.

21       Schedule of Certain Subsidiaries of the Corporation.                            Filed as Exhibit 21 to the 1997 Form 10-K.

23.1     Consent of Ernst & Young LLP, independent auditors for the                      Filed as Exhibit 23 to the 1997 Form 10-K.
           Corporation.

23.2     Consent of Ernst & Young LLP, independent auditors for the                      Filed herewith.
           PNC Plan.

24       Power of Attorney of directors and officers of the Corporation.                 Filed as Exhibit 24 to the 1997 Form 10-K.

27.1     Financial Data Schedule.                                                        Filed as Exhibit 27.1 to the 1997 Form
                                                                                           10-K.

27.2     Restated Financial Data Schedule.                                               Filed as Exhibit 27.2 to the 1997 Form
                                                                                           10-K.

27.3     Restated Financial Data Schedule.                                               Filed as Exhibit 27.3 to the 1997 Form
                                                                                           10-K.

-------------------------------------------------
+ Except where otherwise expressly noted, incorporated document references are to Commission File No. 1-9718.
* Denotes management contract or compensatory plan.