Form 10-Q
period 1998-06-30
PNC BANK CORP
filed 1998-08-14
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended June 30, 1998

Page 1 represents a portion of the second quarter 1998 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 32.

Financial Highlights


                                                                       Three months ended June 30      Six months ended June 30
                                                                       ---------------------------- --------------------------------
                                                                           1998          1997           1998             1997
---------------------------------------------------------------------- ------------- -------------- ---------------- ---------------
FINANCIAL PERFORMANCE (in thousands, except per share data)
Revenue
   Net interest income (taxable-equivalent basis)                        $636,986      $620,581      $1,281,216       $1,257,864
   Noninterest income                                                     611,203       444,367       1,150,118          877,670
   Total revenue                                                        1,248,189     1,064,948       2,431,334        2,135,534
Net income                                                                280,411       259,075         549,671          525,384

Per common share
   Basic earnings                                                             .92           .82            1.80             1.63
   Diluted earnings                                                           .90           .81            1.77             1.61
   Cash dividends declared                                                    .39           .37             .78              .74

SELECTED RATIOS
 Return on
   Average common shareholders' equity                                      21.42%        20.21%          21.26%           19.84%
   Average assets                                                            1.53          1.47            1.52             1.50
Net interest margin                                                          3.81          3.84            3.88             3.92
Noninterest income to total revenue                                         48.97         41.73           47.30            41.10
After-tax profit margin                                                     22.47         24.33           22.61            24.60
Efficiency ratio (excluding distributions on capital securities)            61.43         60.09           61.48            59.81
Net charge-offs to average loans                                              .64           .44             .66              .46



                                                           June 30       March 31    December 31    September 30         June 30
                                                              1998           1998          1997            1997             1997
------------------------------------------------------- -------------- ------------- -------------- ---------------- ---------------
BALANCE SHEET DATA (in millions)
Assets                                                     $75,873        $72,355       $75,120         $71,828          $71,973
Earning assets                                              68,353         65,210        66,688          64,208           64,297
Loans, net of unearned income                               56,237         54,511        54,245          53,651           53,497
Securities available for sale                                7,540          7,511         8,522           8,000            8,396
Deposits                                                    47,096         46,068        47,649          44,788           45,216
Borrowed funds                                              20,488         18,375        19,622          19,052           19,066
Shareholders' equity                                         5,633          5,487         5,384           5,476            5,384
Common shareholders' equity                                  5,318          5,173         5,069           5,161            5,068

CAPITAL RATIOS
Leverage                                                      7.18%          7.36%         7.30%           7.43%            7.35%
Common shareholders' equity to assets                         7.01           7.15          6.75            7.18             7.04

ASSET QUALITY RATIOS
Nonperforming assets to loans and foreclosed assets            .57%           .61%          .61%            .73%             .83%
Allowance for credit losses to loans                          1.53           1.67          1.79            1.91             2.01
Allowance for credit losses to nonperforming loans          315.09         320.96        351.79          324.25           310.34

Book value per common share                                 $17.64         $17.20        $16.87          $16.92           $16.51
======================================================= ============== ============= ============== ================ ===============


                                  PNC BANK CORP.

Financial Review

This Financial Review should be read in conjunction with the PNC Bank Corp. and subsidiaries' ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1997 Annual Report.

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States and operates eight lines of business:
Regional Community Banking, Corporate Banking, National Consumer Banking, Private Banking, Mortgage Banking, Secured Lending, Asset Management and Mutual Fund Servicing. Financial products and services are tailored to specific customer segments and offered nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

SUMMARY FINANCIAL RESULTS Net income for the first six months of 1998 was $550 million compared with $525 million a year ago. Earnings per diluted share increased 10% to $1.77 for the first six months of 1998 from $1.61 in 1997. Returns on average common shareholders' equity and average assets were 21.26% and 1.52% for the first six months of 1998 compared with 19.84% and 1.50%, respectively, a year ago.

As a result of purchase acquisitions, earnings are reduced by goodwill and other intangible amortization. Excluding these charges, diluted earnings per share for the first six months of 1998 and 1997 were $1.90 and $1.72, respectively.

Total revenue increased $296 million or 14% in the first six months of 1998 driven by growth in noninterest income which represented 47% of total revenue compared with 41% in the prior-year period. Taxable-equivalent net interest income increased $23 million from the first six months of 1997. The net interest margin was 3.88% compared with 3.92% in the prior year. Noninterest income increased 31% to $1.2 billion in the first six months of 1998 reflecting significant growth in asset management, mutual fund servicing, consumer services, corporate finance and capital markets and mortgage banking revenue.

The provision for credit losses was $65 million for the first six months of 1998 compared with $25 million in the prior year.

Noninterest expense increased $228 million or 18% in the first six months of 1998 commensurate with revenue growth and the impact of investments in the consumer banking franchise. The efficiency ratio, computed excluding distributions on capital securities, was 61.5% for the first six months of 1998 compared with 59.8% a year ago.

Average earning assets increased $1.9 billion from the prior year to $65.9 billion as higher loans and loans held for sale more than offset reductions in the securities portfolio. Loans represented 83.0% of average earning assets compared with 81.8% a year ago.

Shareholders' equity totaled $5.6 billion at June 30, 1998. The leverage ratio was 7.18% and Tier I and total risk-based capital ratios were 7.24% and 10.79%, respectively.

The ratio of nonperforming assets to loans and foreclosed assets was .57% at June 30, 1998 and .61% at December 31, 1997. The allowance for credit losses was 315% of nonperforming loans and 1.53% of total loans at June 30, 1998 compared with 352% and 1.79%, respectively, at December 31, 1997. Net charge-offs were
 .66% of average loans for the first six months of 1998 compared with .46% for the first six months of 1997. The increase was primarily associated with higher credit card outstandings and lower collections.

ACQUISITIONS AND DIVESTITURES On April 3, 1998, PNC Bank completed the acquisition of Midland Loan Services, L.P. ("Midland"), one of the nation's largest servicers of commercial mortgages with a total servicing portfolio of approximately $28 billion. This transaction greatly expands PNC Bank's commercial real estate financial services capabilities, which now include origination, securitization, servicing, investment advisory and risk management.

On April 15, 1998, the Corporation completed the acquisition of the asset-based finance business of BTM Capital Corp. ("BTM"). The purchase included a $600 million portfolio of asset-based loans and loan commitments and regional sales offices. This transaction is consistent with the strategy of growing this business on a national basis.

On July 31, 1998, PNC Bank completed the acquisition of The Arcand Company, subsequently renamed the Columbia Housing Corporation ("Columbia"). Columbia is a leading tax credit syndicator, principally engaged in the origination and distribution of affordable housing limited partnerships. Investment funds syndicated and managed by Columbia include properties in 43 states comprising more than 22,000 units with a value in excess of $1 billion.

On August 4, 1998, the Corporation entered into a definitive agreement to sell its corporate trust and escrow business, which includes serving as indenture trustee for municipal and corporate debt and as agent for escrow arrangements, to Chase Manhattan Trust Company, N.A. The transaction is expected to close in the fourth quarter of 1998, subject to regulatory approvals.

                                  PNC BANK CORP.

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

The Corporation has focused on altering the business mix by investing in specialized financial services businesses including asset management, mutual fund servicing, private banking, mortgage banking, treasury management and capital markets. These businesses are largely fee-based, less capital intensive and have superior growth outlooks on a national scale. More meaningful contributions from these businesses, coupled with disciplined management of traditional banking activities, expansion of national distribution capabilities and reduction of wholesale leverage activities have allowed PNC Bank to significantly improve the composition of the earnings stream.

REGIONAL COMMUNITY BANKING provides financial products and services to small business and retail customers within PNC Bank's geographic footprint. Regional Community Banking employs information and customer knowledge to identify and meet consumer preferences for traditional and technology-based products and services that are distributed through retail branches and alternative distribution channels.

CORPORATE BANKING provides credit, capital markets and treasury management products and services to large and mid-size businesses, institutions and government entities. Teams of specialists focus on specific industry segments, including communications, health care, public finance, large corporate, financial institutions, energy, metals and mining and emerging growth.

NATIONAL CONSUMER BANKING provides consumer products and services through technologically advanced cost efficient channels. National Consumer Banking focuses on nationwide distribution of products and services through affinity relationships.

PRIVATE BANKING offers personalized investment management, brokerage, personal trust, estate planning and traditional banking services for the affluent; investment management services for the ultra-affluent through Hawthorn; and PNC Bank's institutional trust businesses.

MORTGAGE BANKING originates and services residential mortgages. Mortgage Banking focuses on expanding retail distribution channels, increasing the mortgage servicing portfolio and expanding sales of related products including second mortgages, home equity lines of credit, credit cards and insurance.

SECURED LENDING is engaged in commercial real estate finance, including loan origination, securitization, and servicing through Midland, asset-based financing through PNC Business Credit and equipment leasing within PNC Bank's primary geographic markets and nationally.

ASSET MANAGEMENT offers fixed income, domestic and international equity and liquidity products. BlackRock, Inc. ("BlackRock") represents the recent combination of PNC Bank's investment advisory and asset management capabilities under a single organization and brand. This integration created one of the largest asset managers in the country, leveraging the BlackRock Financial Management reputation as an established fixed income manager. BlackRock is focused on expanding marketing and delivery channels for a wide range of institutional and retail investment products.

MUTUAL FUND SERVICING provides institutional money managers, brokerage firms, pension managers and insurance companies custom products, including accounting and administration, transfer agency, custody, securities lending and central asset account services. PFPC Inc. ("PFPC") is the second largest mutual fund accounting agent and the fourth largest mutual fund transfer agent in the United States. This business is focused on domestic, off-shore and alternative pooled investment servicing capabilities.


                                  PNC BANK CORP.

Financial Review



FORWARD-LOOKING STATEMENTS

PNC Bank has made, and may continue to make, various forward-looking statements with respect to financial performance and other financial and business matters. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere in this Financial Review, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the inability of the Corporation or others to remediate Year 2000 concerns in a timely fashion; continued pricing pressures on loan and deposit products; increased credit risk; the success and timing of AAA and other business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses; competition; the ability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures at the levels and within the time periods contemplated; changes in economic conditions; market volatility; customer borrowing, repayment, investment and deposit practices; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the extent and timing of technological advancement, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.


                                  PNC BANK CORP.

LINE OF BUSINESS REVIEW

Financial results for PNC Bank's lines of business are derived from the Corporation's management accounting system. Line of business information is based on management accounting practices which conform to and support PNC Bank's current management structure and is not necessarily comparable with similar information for any other financial services institution.

In the second quarter of 1998, Asset Management and Mutual Fund Servicing was segregated into two distinct lines of business and the institutional trust business and Hawthorn were realigned with Private Banking. Results for the first six months of 1998 and 1997 are presented consistent with this new structure. The benefit from the sale of an equity interest to BlackRock management is included in corporate administration and other unassigned.

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

Financial statements for the lines of business do not necessarily use the same classifications as the consolidated financial statements. The financial results presented herein reflect each line of business as if it operated on a stand-alone basis. Securities or borrowings and related interest rate spreads have been assigned to the lines of business based on their net asset or liability positions.

Total line of business financial results differ from consolidated financial results primarily due to eliminations, different provision for credit loss methodologies and corporate administration and other unassigned items. Eliminations offset transactions between the lines of business which primarily relate to assigned securities or borrowings. Corporate administration and other unassigned includes holding company revenue, expenses and other items not assigned in the management accounting process.

Capital is assigned to each business unit based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. As a result, total capital assigned will differ from consolidated shareholders' equity.


                                                                                            Return on
                                             Revenue             Earnings (Loss)         Assigned Capital         Average Assets
Six months ended June 30 -            ----------------------- ----------------------- ------------------------ ---------------------
dollars in millions                       1998        1997        1998        1997        1998        1997        1998       1997
------------------------------------- ----------- ----------- ----------- ----------- ----------- ------------ ---------- ----------
Regional Community Banking                $855        $809        $222        $205          31%         29%     $35,020     $35,265
Corporate Banking                          371         311         119         100          22          18       14,926      14,799
National Consumer Banking                  346         354         (35)         29         (10)          9       11,468      11,228
Private Banking                            252         222          61          46          31          27        2,724       2,443
Mortgage Banking                           209         142          32          12          18           7       11,809      10,145
Secured Lending                            141         135          62          67          22          26        7,986       6,176
Asset Management                           114          74          18          10          23          17          267         258
Mutual Fund Servicing                       91          72          19          16          46          45          198         156
                                      ----------- ----------- ----------- -----------                          ---------- ----------
   Total lines of business               2,379       2,119         498         485          21          22       84,398      80,470
Eliminations                               (71)        (86)        (51)        (55)                             (15,103)    (13,812)
Provision for credit losses                                         68          46
Corporate administration and other
   unassigned                              123         103          35          49                                3,596       3,904
                                      ----------- ----------- ----------- -----------                          ---------- ----------
   Total consolidated                   $2,431      $2,136        $550        $525          21%         20%     $72,891     $70,562
===================================== =========== =========== =========== =========== =========== ============ ========== ==========




                                  PNC BANK CORP.

Financial Review


REGIONAL COMMUNITY BANKING
Six months ended June 30 - dollars in
millions                                      1998       1997
------------------------------------------ ---------- ----------
INCOME STATEMENT
Net interest income                            $657        $670
Noninterest income                              198         139
                                           ---------- ----------
   Total revenue                                855         809
Provision for credit losses                      16          13
Noninterest expense                             471         461
                                           ---------- ----------
   Pretax earnings                              368         335
Income taxes                                    146         130
                                           ---------- ----------
   Earnings                                    $222        $205
                                           ---------- ----------

AVERAGE BALANCE SHEET
Loans
   Consumer                                  $5,098      $4,924
   Commercial                                 2,597       2,014
   Residential mortgage                       1,255       1,250
   Other                                        184         404
                                           ---------- ----------
     Total loans                              9,134       8,592
Assigned assets and other assets             25,886      26,673
                                           ---------- ----------
   Total assets                             $35,020     $35,265
                                           ---------- ----------

Net deposits
   Certificates                             $15,070     $15,738
   Money market                               6,993       6,186
   Noninterest-bearing demand                 4,845       4,818
   Interest-bearing demand                    3,957       4,024
   Savings                                    2,598       2,931
                                           ---------- ----------
     Total net deposits                      33,463      33,697
Other liabilities                               132         149
Assigned capital                              1,425       1,419
                                           ---------- ----------
   Total funds                              $35,020     $35,265
                                           ---------- ----------

PERFORMANCE RATIOS
Return on assigned capital                       31%         29%
Noninterest income to total revenue              23          17
After-tax profit margin                          26          25
Efficiency                                       55          57
========================================== ========== ==========

Regional Community Banking contributed 45% of total line of business earnings in the first six months of 1998 compared with 42% for the first six months of 1997. Earnings of $222 million included gains on the sales of 16 branches in Western Pennsylvania that offset one-time costs primarily related to consumer delivery initiatives. Excluding these items, earnings increased $8 million or 4% and performance ratios improved due to strategies designed to respond to customer behavior while improving the effectiveness and efficiency of the delivery system. As a result of these strategies, noninterest expense before the one-time costs in 1998 declined $30 million or 7% compared with the prior year. Net interest income declined in the current period due to loan spread compression and the impact of consumer migration to higher cost deposit products.

Regional Community Banking seeks to grow revenue through targeted marketing efforts and will continue initiatives designed to leverage technology and reduce the cost of the delivery system.

CORPORATE BANKING
Six months ended June 30 - dollars in
millions                                       1998      1997
------------------------------------------- --------- ---------
INCOME STATEMENT
Credit-related revenue                          $159      $157
Noncredit revenue
   Treasury management                           103        97
   Venture capital                                54        22
   Capital markets                                46        32
   Other                                           9         3
                                            --------- ---------
     Total noncredit revenue                     212       154
                                            --------- ---------
   Total revenue                                 371       311
Provision for credit losses                       10       (18)
Noninterest expense                              175       173
                                            --------- ---------
   Pretax earnings                               186       156
Income taxes                                      67        56
                                            --------- ---------
   Earnings                                     $119      $100
                                            --------- ---------

AVERAGE BALANCE SHEET
Loans
   Middle market                              $4,982    $4,996
   Specialized                                 4,402     4,029
   Large corporate                             4,184     4,539
   Other                                         392       311
                                            --------- ---------
     Total loans                              13,960    13,875
Other assets                                     966       924
                                            --------- ---------
   Total assets                              $14,926   $14,799
                                            --------- ---------

Net deposits                                  $2,475    $2,097
Assigned funds and other liabilities          11,348    11,606
Assigned capital                               1,103     1,096
                                            --------- ---------
   Total funds                               $14,926   $14,799
                                            --------- ---------

PERFORMANCE RATIOS
Return on assigned capital                        22%       18%
Noncredit revenue to total revenue                57        50
After-tax profit margin                           32        32
Efficiency                                        47        56
=========================================== ========= =========

Corporate Banking contributed 24% of total line of business earnings in the first six months of 1998 compared with 21% in the same period last year. Earnings increased 19% in the first six months of 1998 and return on assigned capital improved to 22% driven by strategies designed to expand revenue from fee-based services while reducing reliance on balance sheet leverage.


                                  PNC BANK CORP.

Credit-related revenue primarily represents net interest income from loans and remained flat in the comparison. Noncredit revenue which includes noninterest income and the benefit of compensating balances in lieu of fees increased $58 million or 38% in the first six months of 1998 reflecting growth in treasury management, capital markets and venture capital income. Expenses were stable reflecting the continued focus on operating overhead as the efficiency ratio declined to 47% in the first six months of 1998. The increase in the provision for credit losses reflects the impact of net recoveries in the first six months of 1997.

NATIONAL CONSUMER BANKING
Six months ended June 30 - dollars in
millions                                      1998       1997
------------------------------------------ ---------- ---------
INCOME STATEMENT
Net interest income                            $234       $197
Noninterest income                              112        157
                                           ---------- ---------
   Total revenue                                346        354
Provision for credit losses                     157        109
Noninterest expense                             244        199
                                           ---------- ---------
   Pretax earnings (loss)                       (55)        46
Income taxes (benefit)                          (20)        17
                                           ---------- ---------
   Earnings (loss)                             $(35)       $29
                                           ---------- ---------

AVERAGE BALANCE SHEET
Loans
   Dealer finance                            $4,985     $5,394
   Credit card                                3,899      3,272
   Education                                  1,197      1,481
   Other                                        664        352
                                           ---------- ---------
     Total loans                             10,745     10,499
Other assets                                    723        729
                                           ---------- ---------
   Total assets                             $11,468    $11,228
                                           ---------- ---------

Net deposits                                   $141        $86
Assigned funds and other liabilities         10,630     10,480
Assigned capital                                697        662
                                           ---------- ---------
   Total funds                              $11,468    $11,228
                                           ---------- ---------

PERFORMANCE RATIOS
Return on assigned capital                     (10)%         9%
Noninterest income to total revenue             32          44
After-tax profit margin                        (10)          8
Efficiency                                      71          56
========================================== ========== =========

National Consumer Banking incurred a loss of $35 million in the first six months of 1998 resulting from credit card and AAA which have been unfavorably impacted primarily by intense competition and changing consumer credit conditions. Earnings for 1997 included $61 million of nonrecurring gains. Excluding these gains, earnings declined $26 million in the year-to-year comparison reflecting higher credit costs.

The provision for credit losses increased $48 million as a result of higher credit card outstandings and lower collections. Management has undertaken enhanced collection efforts and a more focused marketing strategy directed at PNC Bank's geographic footprint and affinity relationships. As a result, the growth rate in credit card outstandings has declined and net charge-offs are expected to remain relatively stable during the remainder of 1998.

The challenge in National Consumer Banking is to improve returns to appropriate levels within a reasonable timeframe. Management is aggressively pursuing actions designed to enhance returns on the capital invested in this line of business.

PRIVATE BANKING
Six months ended June 30 - dollars in
millions                                      1998       1997
------------------------------------------- --------- ---------
INCOME STATEMENT
Net interest income                             $62       $56
Noninterest income
   Investment management and trust              150       133
   Brokerage                                     33        30
   Other                                          7         3
                                            --------- ---------
     Total noninterest income                   190       166
                                            --------- ---------
   Total revenue                                252       222
Provision for credit losses                       1         2
Noninterest expense                             152       145
                                            --------- ---------
   Pretax earnings                               99        75
Income taxes                                     38        29
                                            --------- ---------
   Earnings                                     $61       $46
                                            --------- ---------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                        $985    $1,036
   Consumer                                     926       801
   Commercial                                   588       470
   Other                                         28        74
                                            --------- ---------
     Total loans                              2,527     2,381
Other assets                                    197        62
                                            --------- ---------
   Total assets                              $2,724    $2,443
                                            --------- ---------

Net deposits                                 $2,176    $1,864
Assigned funds and other liabilities            146       239
Assigned capital                                402       340
                                            --------- ---------
   Total funds                               $2,724    $2,443
                                            --------- ---------

PERFORMANCE RATIOS
Return on assigned capital                       31%       27%
Noninterest income to total revenue              75        75
After-tax profit margin                          24        21
Efficiency                                       60        65
=========================================== ========= =========



                                  PNC BANK CORP.

Financial Review



Private Banking contributed 12% of total line of business earnings in the first six months of 1998 compared with 10% a year ago. Earnings increased $15 million or 33% in the first six months of 1998 driven by revenue growth.

Net interest income increased 11% in the first six months of 1998 due to loan and deposit growth. Noninterest income increased $24 million or 14% from the prior year due to an increase in assets under management resulting from new business and market value appreciation, and an increase in brokerage accounts. Noninterest expense increased $7 million supporting revenue growth and continuing investments in technology.

ASSETS UNDER MANAGEMENT
June 30 - In billions                 1998            1997
--------------------------------- --------------- -------------
Personal trust                         $37             $34
Institutional trust                      6               6
Hawthorn                                12               9
                                  --------------- -------------
   Total                               $55             $49
================================= =============== =============

Private Banking revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.


MORTGAGE BANKING
Six months ended June 30 - dollars in
millions                                        1998      1997
------------------------------------------- --------- ---------
INCOME STATEMENT
Servicing                                        $86       $77
Origination and securitization                    93        27
Sales of servicing and other                       8         5
MSR amortization                                 (71)      (24)
Hedging activities                                18        (4)
                                            --------- ---------
   Net mortgage banking revenue                  134        81
Net interest income                               75        61
                                            --------- ---------
   Total revenue                                 209       142
Operating expense                                156       123
                                            --------- ---------
   Pretax earnings                                53        19
Income taxes                                      21         7
                                            --------- ---------
   Earnings                                      $32       $12
                                            --------- ---------

AVERAGE BALANCE SHEET
Residential mortgage loans                    $7,237    $7,584
Mortgages held for sale                        2,446     1,181
Other assets                                   2,126     1,380
                                            --------- ---------
   Total assets                              $11,809   $10,145
                                            --------- ---------

Escrow deposits                                 $802      $581
Assigned funds and other liabilities          10,655     9,230
Assigned capital                                 352       334
                                            --------- ---------
   Total funds                               $11,809   $10,145
                                            --------- ---------

PERFORMANCE RATIOS
Return on assigned capital                       18%         7%
Net mortgage banking revenue to total            64         57
revenue
After-tax profit margin                          15          8
Efficiency                                       72         85
=========================================== ========= =========

Mortgage Banking contributed 6% of total line of business earnings in the first six months of 1998 compared with 2% for the first six months of 1997. Earnings increased $20 million to $32 million in the first six months of 1998 primarily due to higher business volumes.

Revenue and expense growth in the first six months of 1998 resulted from higher loan origination volume, reflecting significant mortgage refinance activity, new business from an expanded national distribution network, and a larger servicing portfolio.

During the first six months of 1998 Mortgage Banking funded $5.3 billion of residential mortgages with 66% representing retail originations. The comparable amounts were $2.4 billion and 71%, respectively, in the first six months of 1997. The year-to-year increase reflects the combination of higher refinance activity and initiatives to expand retail origination capabilities.



                                  PNC BANK CORP.

MORTGAGE SERVICING PORTFOLIO
In millions                                   1998      1997
------------------------------------------ --------- ----------
January 1                                   $40,701    $39,543
   Originations                               5,278      2,398
   Purchases                                  8,016      1,312
   Repayments                                (6,303)    (2,750)
   Sales                                     (1,064)       (81)
                                           --------- ----------
     June 30                                $46,628    $40,422
========================================== ========= ==========

At June 30, 1998 the mortgage servicing portfolio totaled $46.6 billion, including $37.9 billion of loans serviced for others, with a weighted-average coupon of 7.84% and an estimated fair value of $592 million. Capitalized mortgage servicing rights ("MSR") totaled $509 million at June 30, 1998.

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

SECURED LENDING
Six months ended June 30 - dollars in
millions                                       1998      1997
------------------------------------------- --------- ---------
INCOME STATEMENT
Net interest income                            $108      $102
Noninterest income                               33        33
                                            --------- ---------
   Total revenue                                141       135
Provision for credit losses                     (12)       (7)
Noninterest expense                              61        36
                                            --------- ---------
   Pretax earnings                               92       106
Income taxes                                     30        39
                                            --------- ---------
   Earnings                                     $62       $67
                                            --------- ---------

AVERAGE BALANCE SHEET
Loans
   Real estate                               $4,923    $4,243
   Business credit                            1,170       940
   Leasing                                    1,072       857
                                            --------- ---------
     Total loans                              7,165     6,040
Other assets                                    821       136
                                            --------- ---------
   Total assets                              $7,986    $6,176
                                            --------- ---------

Net deposits                                   $962      $706
Assigned funds and other liabilities          6,456     4,947
Assigned capital                                568       523
                                            --------- ---------
   Total funds                               $7,986    $6,176
                                            --------- ---------

PERFORMANCE RATIOS
Return on assigned capital                       22%       26%
Noninterest income to total revenue              23        24
After-tax profit margin                          44        50
Efficiency                                       43        27
=========================================== ========= =========

Secured Lending contributed 12% of total line of business earnings in the first six months of 1998 compared with 14% in the prior-year period. Excluding the impact of the Midland integration and $11 million of nonrecurring gains in 1997, earnings increased 14% driven by growth in loans and noninterest income. Noninterest expense grew $25 million in the year-to-year comparison primarily due to Midland. Continued improvement in credit quality also contributed to the increase in earnings in the first six months of 1998.

The Corporation expects the acquisitions of Midland, BTM and Columbia to provide additional revenue growth opportunities and be accretive to earnings in 1998. These acquisitions reflect the strategy to reduce balance sheet leverage, increase noninterest income and expand nationally.

ASSET MANAGEMENT
Six months ended June 30 - dollars in
millions                                      1998      1997
------------------------------------------ ---------- ---------
INCOME STATEMENT
Revenue                                        $114        $74
Operating expense                                80         55
                                           ---------- ---------
   Pretax earnings                               34         19
Income taxes                                     16          9
                                           ---------- ---------
   Earnings                                     $18        $10
                                           ---------- ---------

AVERAGE BALANCE SHEET
Total assets                                   $267       $258
                                           ---------- ---------

Liabilities                                    $112       $136
Assigned capital                                155        122
                                           ---------- ---------
   Total funds                                 $267       $258
                                           ---------- ---------

PERFORMANCE RATIOS
Return on assigned capital                       23%        17%
After-tax profit margin                          16         14
Efficiency                                       70         74
========================================== ========== =========

Asset Management contributed 4% of total line of business earnings in the first six months of 1998 compared with 2% for the first six months of 1997. Earnings increased 80% in the first six months of 1998 driven by higher assets under management reflecting new business generated by BlackRock as a result of strong investment performance and technology-based risk management capabilities.

During the first six months of 1998 PNC Bank's fixed income, equity and liquidity businesses were consolidated under BlackRock. This combination created one of the largest asset managers in the United States focused on expanding marketing and delivery channels for a wide range of institutional and retail investment products.



                                  PNC BANK CORP.

Financial Review




ASSETS UNDER MANAGEMENT
June 30 - in billions                         1998      1997
------------------------------------------- --------- ---------
Fixed income                                   $62       $50
Liquidity                                       42        33
Equity and other                                14        12
                                            --------- ---------
   Total assets under management              $118       $95
                                            --------- ---------

Proprietary mutual funds
   BlackRock Funds                             $23       $13
   Other                                        20        18
                                            --------- ---------
     Total proprietary mutual funds            $43       $31
=========================================== ========= =========

Asset Management revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.

MUTUAL FUND SERVICING
Six months ended June 30 - dollars in
millions                                      1998      1997
------------------------------------------ ---------- ---------
INCOME STATEMENT
Revenue                                         $91        $72
Operating expense                                60         46
                                           ---------- ---------
   Pretax earnings                               31         26
Income taxes                                     12         10
                                           ---------- ---------
   Earnings                                     $19        $16
                                           ---------- ---------

AVERAGE BALANCE SHEET
Total assets                                   $198       $156
                                           ---------- ---------

Net deposits                                    $96        $68
Other liabilities                                19         16
Assigned capital                                 83         72
                                           ---------- ---------
   Total funds                                 $198       $156
                                           ---------- ---------

PERFORMANCE RATIOS
Return on assigned capital                       46%        45%
After-tax profit margin                          21         22
Efficiency                                       66         64
========================================== ========== =========

Mutual Fund Servicing contributed 4% of total line of business earnings in the first six months of 1998 compared with 3% in the year-earlier period. Earnings increased $3 million or 19% in the year-to-year comparison as revenue grew 26% driven by new business as PFPC capitalized on its strong capabilities as a provider of customized products and services.

Assets and accounts serviced by PFPC were as follows:

June 30                                         1998      1997
------------------------------------------- --------- ---------
Assets (billions)
   Custody                                      $281      $208
   Accounting/administration                     226       148

------------------------------------------- --------- ---------
Accounts (millions)
   Shareholder                                   4.7       4.0
   Checking and credit/debit card                2.1       1.9
=========================================== ========= =========

CONSOLIDATED INCOME STATEMENT REVIEW

INCOME STATEMENT HIGHLIGHTS
Six months ended June 30 - in
millions                                1998   1997      Change
---------------------------------------------------------------
 Net interest income                   $1,281 $1,258      $23
   (taxable-equivalent basis)
 Provision for credit losses               65     25       40
 Noninterest income before
   net securities gains                 1,124    848      276
 Net securities gains                      26     30       (4)
 Noninterest expense                    1,522  1,294      228
 Income taxes                             281    276        5
 Net income                               550    525       25
===============================================================

NET INTEREST INCOME Taxable-equivalent net interest income increased $23 million from the first six months of 1997. The net interest margin was 3.88% compared with 3.92% in the prior-year period. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and rates paid can have a significant impact on net interest income and margin.

The increase in net interest income was due to a $1.9 billion increase in average earning assets which more than offset a narrower net interest margin. Average loans grew 4.5% to $54.7 billion, a $2.3 billion increase from the prior year. Growth in commercial loans and credit cards more than offset the impact of loan securitizations and the downsizing of the indirect automobile lending portfolio. The increase in average loans held for sale was $1.4 billion reflecting higher residential mortgage originations and the commercial mortgage inventory of Midland.



                                  PNC BANK CORP.

NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                       Average Balances          Interest Income/Expense       Average Yields/Rates
Six months ended June 30 - dollars in    -----------------------------  --------------------------  -----------------------------
millions                                   1998      1997     Change      1998     1997    Change     1998      1997    Change
---------------------------------------- --------- --------- ---------  -------- -------- --------  --------- -------- ----------
Interest-earning assets
   Loans held for sale                     $2,657    $1,215    $1,442      $94      $44      $50       7.08%    7.22%     (14) bp
   Securities available for sale            7,552     9,569    (2,017)     224      298      (74)      5.94     6.25      (31)
   Loans, net of unearned income
     Consumer (excluding credit card)      11,090    11,531      (441)     470      483      (13)      8.56     8.45       11
     Credit card                            3,899     3,274       625      266      207       59      13.75    12.75      100
     Residential mortgage                  12,671    12,974      (303)     462      482      (20)      7.29     7.44      (15)
     Commercial                            21,550    18,686     2,864      852      733      119       7.86     7.81        5
     Commercial real estate                 3,414     4,080      (666)     145      178      (33)      8.46     8.66      (20)
     Other                                  2,095     1,825       270       73       63       10       7.00     6.88       12
                                         --------- --------- ---------  -------- -------- --------
     Total loans, net of unearned          54,719    52,370     2,349    2,268    2,146      122       8.29     8.20        9
       income
   Other                                    1,015       860       155       32       26        6       6.32     6.02       30
                                         --------- --------- ---------  -------- -------- --------
     Total interest-earning assets/
       interest income                     65,943    64,014     1,929    2,618    2,514      104       7.94     7.86        8
Noninterest-earning assets                  6,948     6,548       400
                                         --------- --------- ---------
     Total assets                         $72,891   $70,562    $2,329
                                         ========= ========= =========
Interest-bearing liabilities
   Deposits
     Demand and money market              $14,249   $13,116    $1,133      209      182       27       2.96     2.80       16
     Savings                                2,661     2,993      (332)      26       29       (3)      1.99     1.97        2
     Other time                            17,046    17,689      (643)     461      472      (11)      5.44     5.38        6
     Deposits in foreign offices              995     1,127      (132)      28       31       (3)      5.59     5.42       17
                                         --------- --------- ---------  -------- -------- --------
     Total interest-bearing deposits       34,951    34,925        26      724      714       10       4.17     4.12        5
   Borrowed funds                          20,922    18,635     2,287      613      542       71       5.83     5.82        1
                                         --------- --------- ---------  -------- -------- --------
     Total interest-bearing
       liabilities/ interest expense       55,873    53,560     2,313    1,337    1,256       81       4.79     4.71        8
                                                                        -------- -------- --------  --------- -------- ----------
Noninterest-bearing liabilities,
   capital securities and
   shareholders' equity                    17,018    17,002        16
                                         --------- --------- ---------
     Total liabilities and
       shareholders' equity               $72,891   $70,562    $2,329
                                         ========= ========= =========
Interest rate spread                                                                                   3.15     3.15
Impact of noninterest-bearing sources                                                                   .73      .77       (4)
                                                                                                    --------- -------- ----------
     Net interest income/margin                                          $1,281   $1,258     $23       3.88%    3.92%      (4) bp
======================================== ========= ========= =========  ======== ======== ========  ========= ======== ==========

The narrowing of the net interest margin was primarily due to an increase in commercial loans and loans held for sale as well as declining spreads resulting from competitive pressures on certain loan and deposit products. Partially offsetting these unfavorable factors was a decrease of $2.0 billion in average securities available for sale which represented 11% of average earning assets compared with 15% a year ago.

Funding cost is affected by the composition of and rates paid on various funding sources. Average deposits comprised 60.9% and 63.0% of PNC Bank's total sources of funding for the six months ended June 30, 1998 and 1997, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Management anticipates modest balance sheet growth and continued competitive pressure on the net interest margin throughout the remainder of 1998.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $65 million in the first six months of 1998 compared with $25 million in the prior-year period. Management anticipates the Corporation will record higher provisions for credit losses throughout the remainder of 1998.


                                  PNC BANK CORP.

Financial Review


NONINTEREST INCOME
                                                  Change
Six months ended June 30 -                  -------------------
dollars in millions           1998   1997    Amount   Percent
--------------------------- ------ -------- -------- ----------
Asset management              $278   $218       $60      27.5%
Mutual fund servicing           87     68        19      27.9
Service charges on deposits     98    101        (3)     (3.0)
Consumer services
   Credit card                  58     41        17      41.5
   Brokerage                    32     26         6      23.1
   Insurance                    21     19         2      10.5
   Other                        64     60         4       6.7
                            ------ -------- --------
     Total consumer
      services                 175    146        29      19.9
Corporate finance and
   capital markets
   Capital markets              24     21         3      14.3
   Commercial mortgage
     servicing                  12               12        NM
   Other                        81     76         5       6.6
                            ------ -------- -------- ----------
     Total corporate
      finance and capital     117      97        20      20.6
      markets
Mortgage banking
   Residential mortgage
     servicing                  62     56         6      10.7
   Origination                  37     19        18      94.7
   Marketing                    55      7        48        NM
   Sales of servicing            7      2         5        NM
                            ------ -------- --------
     Total mortgage
      banking                  161     84        77      91.7
Net securities gains            26     30        (4)    (13.3)
Other                          208    134        74      55.2
                            ------ -------- --------
   Total                    $1,150   $878      $272      31.0%
==========================  ====== ======== ======== ==========
NM - not meaningful

NONINTEREST INCOME Noninterest income increased $272 million or 31% in the first six months of 1998. Noninterest income in the current period included $56 million of gains from the sales of 16 branches in Western Pennsylvania that offset one-time costs related to consumer delivery initiatives and improvements in credit card operations. Excluding these gains, noninterest income increased 25% in the year-to-year comparison.

Asset management fees increased 28% primarily due to new business. Assets under management increased 24% to $151 billion at June 30, 1998 compared with $122 billion a year ago. Mutual fund servicing fees also grew 24% resulting from an increase in assets and accounts serviced.

Consumer services revenue increased 20% primarily due to higher credit card fees related to growth in accounts. Corporate finance and capital markets fees increased $20 million including $12 million of commercial mortgage servicing revenue from Midland.

Mortgage banking revenue grew primarily due to higher marketing gains and origination volume reflecting significant mortgage refinance activity and new business in the first six months of 1998.

Net securities gains were $26 million in the first six months of 1998 including $12 million resulting from MSR hedging activities. Other noninterest income increased primarily due to the branch gains and higher venture capital income.

NONINTEREST EXPENSE
                                                   Change
Six months ended June 30 -                  -------------------
dollars in millions           1998     1997   Amount   Percent
--------------------------- ------- -------- -------- ----------
Staff expense
   Compensation               $576     $502      $74      14.7%
   Employee benefits           112      108        4       3.7
                            ------- -------- --------
     Total staff expense       688      610       78      12.8
Net occupancy and
   equipment
   Net occupancy               101       93        8       8.6
   Equipment                    97       88        9      10.2
                            ------- -------- --------
     Total net occupancy
       and equipment           198      181       17       9.4
Amortization
   Goodwill                     31       26        5      19.2
   Mortgage servicing
     rights                     76       24       52        NM
   Other                        21       19        2      10.5
                            ------- -------- --------
     Total amortization        128       69       59      85.5
Marketing                       64       48       16      33.3
Distributions on
   capital securities           27       17       10      58.8
Other                          417      369       48      13.0
                            ------- -------- --------
   Total                    $1,522   $1,294     $228      17.6%
==========================  ======= ======== ======== ==========
   NM - not meaningful

NONINTEREST EXPENSE Noninterest expense increased $228 million or 18% in the first six months of 1998. Approximately $55 million of the increase related to one-time costs for consumer delivery initiatives, employee displacements and the streamlining of credit card operations. The remaining increase in noninterest expense was primarily due to higher MSR amortization, incentive compensation commensurate with growth in fee-based revenue, the impact of Midland and higher marketing costs associated with National Consumer Banking initiatives. Average full-time equivalent employees totaled approximately 25,100 in the first six months of 1998 compared with 24,600 in the prior-year period.



                                  PNC BANK CORP.

CONSOLIDATED BALANCE SHEET REVIEW

PERIOD-END BALANCE SHEET HIGHLIGHTS

                                June 30  December 31
In millions                        1998         1997     Change
------------------------------ --------- -----------  ----------
Assets                          $75,873      $75,120       $753
Earning assets                   68,353       66,688      1,665
Loans, net of unearned income    56,237       54,245      1,992
Securities available for sale     7,540        8,522       (982)
Deposits                         47,096       47,649       (553)
Borrowed funds                   20,488       19,622        866
Shareholders' equity              5,633        5,384        249
=============================== ========  ===========  ==========

LOANS Loans outstanding increased $2.0 billion from year-end 1997 to $56.2 billion at June 30, 1998 primarily in Corporate Banking and Secured Lending. Certain reclassifications of loan balances were made for the current reporting period; however, prior period amounts were not restated.

LOANS
                                           June 30  December 31
In millions                                   1998         1997
----------------------------------------- ---------  -----------
Consumer
   Home equity                              $5,309       $4,848
   Credit card                               4,150        3,830
   Automobile                                2,921        3,221
   Education                                 1,006        1,223
   Other                                     1,799        1,913
                                          ---------  -----------
     Total consumer                         15,185       15,035
Residential mortgage                        12,698       12,785
Commercial
   Manufacturing                             4,621        3,838
   Retail/wholesale                          4,084        3,575
   Service providers                         2,807        2,497
   Real estate related                       2,467        2,047
   Communications                            1,601        1,154
   Health care                               1,337        1,504
   Financial services                        1,742        1,027
   Other                                     4,700        4,347
                                          ---------  -----------
     Total commercial                       23,359       19,989
Commercial real estate
   Mortgage                                    901        1,848
   Real estate project                       1,971        2,126
                                          ---------  -----------
     Total commercial real estate            2,872        3,974
Lease financing and other                    2,516        2,874
Unearned income                               (393)        (412)
                                          ---------  -----------
   Total, net of unearned income           $56,237      $54,245
========================================= =========  ===========

Loan portfolio composition continues to be geographically diversified among numerous industries and types of businesses and remained relatively consistent in the comparison. As the Corporation's businesses evolve, the loan portfolio is expected to remain diversified. Management anticipates modest loan portfolio growth throughout the remainder of 1998.


NET UNFUNDED COMMITMENTS
                                          June 30  December 31
In millions                                  1998         1997
---------------------------------------- ---------  ------------
Consumer (excluding credit card)           $3,593       $3,363
Credit card                                17,150       16,385
Residential mortgage                        2,766        2,144
Commercial                                 32,376       29,707
Commercial real estate                      1,160        1,167
Other                                         525        1,082
                                         ---------  ------------
   Total                                  $57,570      $53,848
======================================== =========  ============

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commercial commitments are reported net of $4.9 billion and $5.9 billion of participations, assignments and syndications, primarily to financial institutions, at June 30, 1998 and December 31, 1997, respectively.

Net outstanding letters of credit totaled $4.6 billion and $4.7 billion at June 30, 1998 and December 31, 1997, respectively, and consisted primarily of standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES AVAILABLE FOR SALE The securities portfolio declined $1.0 billion from year-end 1997 to $7.5 billion at June 30, 1998. The expected weighted-average life of the securities portfolio was 3 years and 1 month at June 30, 1998 compared with 2 years and 9 months at year-end 1997.

SECURITIES AVAILABLE FOR SALE
                         June 30, 1998      December 31, 1997
                       ------------------- --------------------
                       Amortized    Fair   Amortized      Fair
In millions                 Cost   Value        Cost     Value
----------------------- --------- -------- ---------- ---------
Debt securities
   U.S. Treasury and
    government
    agencies              $2,250   $2,248     $1,102    $1,105
   Mortgage-backed         3,653    3,630      4,672     4,623
   Asset-backed            1,057    1,059      2,079     2,083
   State and municipal       138      143        170       177
   Other debt                 33       32         34        33
Corporate stocks and other   433      428        501       501
                          ------- -------- ---------- ---------
   Total                  $7,564   $7,540     $8,558    $8,522
======================= ========= ======== ========== =========


                                  PNC BANK CORP.

Financial Review


Securities available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses are reflected in the results of operations and include gains or losses on associated financial derivatives. Unrealized gains and losses are reflected in other comprehensive income. No financial derivatives were designated to securities available for sale at June 30, 1998 and December 31, 1997.

FUNDING SOURCES Deposits were $47.1 billion at June 30, 1998, a decline of $553 million from December 31, 1997. An $866 million increase in borrowed funds from $19.6 billion at year-end 1997 was primarily the result of increases in bank notes and senior debt, repurchase agreements and other borrowed funds partially offset by a decline in federal funds purchased. During the first six months of 1998, the Corporation issued $500 million of bank notes under the Euro medium-term bank note program. Subsequent to quarter end, an additional $300 million of bank notes were issued under this program.

FUNDING SOURCES
                                          June 30   December 31
In millions                                  1998          1997
---------------------------------------- ---------- ------------
Deposits
   Demand, savings and money market       $26,808       $27,475
   Time                                    16,206        17,125
   Foreign                                  4,082         3,049
                                         ---------- ------------
     Total deposits                        47,096        47,649
Borrowed funds
   Bank notes and senior debt              11,788         9,826
   Federal funds purchased                    897         3,632
   Repurchase agreements                    1,658           714
   Other borrowed funds                     4,302         3,753
   Subordinated debt                        1,843         1,697
                                         ---------- ------------
     Total borrowed funds                  20,488        19,622
                                         ---------- ------------
       Total                              $67,584       $67,271
======================================== ========== ============

CAPITAL The access to and cost of funding new business initiatives including acquisitions, deposit insurance costs, ability to pay dividends and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. The minimum regulatory capital ratios are 4% for Tier I risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as well capitalized, regulators require banks to maintain capital ratios of at least 6% for Tier I, 10% for total risk-based and 5% for leverage. At June 30, 1998, the Corporation and each bank subsidiary met the well capitalized capital ratio requirements.

RISK-BASED CAPITAL
                                          June 30   December 31
Dollars in millions                          1998          1997
--------------------------------------- ---------- -------------
Capital components
   Shareholders' equity
     Common                               $5,318         $5,069
     Preferred                               314            315
   Trust preferred capital securities        848            650
   Goodwill and other                     (1,304)          (949)
   Net unrealized securities losses           16             23
                                         --------- -------------
     Tier I risk-based capital             5,192          5,108
   Subordinated debt                       1,690          1,666
   Eligible allowance for credit losses      859            861
                                         --------- -------------
     Total risk-based capital             $7,741         $7,635
                                         ========= =============
Assets
   Risk-weighted assets and
     off-balance-sheet instruments       $71,726        $68,756
   Average tangible assets                72,344         69,948
                                         ========= =============
Capital ratios
   Tier I risk-based                        7.24%          7.43%
   Total risk-based                        10.79          11.11
   Leverage                                 7.18           7.30
--------------------------------------- ---------- -------------

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In April 1998, the Corporation issued $140 million of 6.5% subordinated notes that qualify as Tier II risk-based capital. In June 1998, the Corporation issued $200 million of floating rate mandatorily redeemable capital securities bearing interest at a rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at June 30, 1998 was 6.2575%. These mandatorily redeemable capital securities qualify as Tier I risk-based capital.

In May 1998, the Corporation called $39 million of 8.25% convertible subordinated debentures at par redeemable in June. Prior to the redemption date, these debentures were converted into common stock at a conversion price of $23.41. The conversion of these debentures resulted in a corresponding increase in shareholders' equity.

During the first six months of 1998, PNC Bank repurchased 3.7 million shares of common stock. The Corporation's board of directors authorized in April 1998 the repurchase of up to 10 million shares of common stock through April 30, 1999. Approximately 9.3 million shares remain under this authorization.



                                  PNC BANK CORP.

YEAR 2000

The Corporation has been working since 1995 to prepare its computer systems and applications to meet the year 2000 issues. This process involves reviewing, modifying and replacing existing hardware, software and non-information technology systems, as necessary, and communicating with external service providers and customers to determine whether they are addressing their year 2000 issues. The Corporation is also assessing the potential for computer systems of third parties such as vendors, customers, governmental entities and others to impact the Corporation's business operations. The Corporation has not identified any material third party problems to date, but continues to assess the situation.

Given the Corporation's common technology infrastructure and the progress made to date, management estimates the review and modification of its computer systems, applications and non-information technology systems will be substantially completed by December 31, 1998. Currently, approximately 56% of the Corporation's mainframe, mid-range and PC client-server systems have been tested and returned to production as year 2000 ready. The Corporation is also taking steps designed to appraise the year 2000 preparedness of its mission critical service providers and has plans to run tests with some of its service providers during 1999.

The estimated total cost to become year 2000 compliant, which is being expensed as incurred, is approximately $30 million. Through June 30, 1998 the Corporation has expensed approximately $14 million related to the year 2000 effort and anticipates that approximately 50% of the remaining costs will be incurred during the second half of 1998.

Failure of the Corporation or third parties to correct year 2000 issues could cause disruption of operations resulting in increased operating costs and other adverse effects. In addition, to the extent customers' financial positions are weakened as a result of year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects that may result from a failure of the Corporation or third parties to become fully year 2000 compliant or whether such effects could have a material impact on the Corporation.

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



                                  PNC BANK CORP.

Financial Review


NONPERFORMING ASSETS
                                          June 30  December 31
Dollars in millions                          1998         1997
----------------------------------------- --------- -----------
Nonperforming loans
   Commercial                                $129         $128
   Commercial real estate
     Mortgage                                  47           84
     Real estate project                       33           10
   Residential mortgage                        56           44
   Consumer                                     7           10
                                          --------- -----------
     Total nonperforming loans                272          276
Foreclosed assets
   Commercial real estate                      22           27
   Residential mortgage                        20           21
   Other                                        9            9
                                            ------- -----------
     Total foreclosed assets                   51           57
                                            ------- -----------
     Total nonperforming assets              $323         $333
                                            ------- -----------
Nonperforming loans to loans                  .48%         .51%
Nonperforming assets to loans and
   foreclosed assets                          .57          .61
Nonperforming assets to assets                .43          .44
========================================= ========= ===========

The amount of nonperforming loans that were current as to principal and interest was $47 million at June 30, 1998 and $34 million at December 31, 1997. There were no restructured loans outstanding as of either period end presented.

Subsequent to June 30, 1998, affiliates of the Allegheny Health, Education and Research Foundation filed for protection under Chapter 11 of the United States Bankruptcy Code. PNC Bank has net credit exposure to these bankrupt affiliates of approximately $80 million which is expected to become a nonperforming asset in the third quarter of 1998. Management does not anticipate that this matter will have a material impact on the Corporation's financial position or results of operations.

CHANGE IN NONPERFORMING ASSETS
In millions                                  1998         1997
----------------------------------------- ---------- ----------
January 1                                    $333         $459
Transferred from accrual                      133          169
Returned to performing                         (2)         (19)
Principal reductions                          (94)         (94)
Sales                                         (28)         (41)
Charge-offs and valuation adjustments         (19)         (32)
                                          ---------- ----------
   June 30                                   $323         $442
========================================= ========== ==========

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
                             Amount         Percent of Loans
                       --------------------   ---------------------
                       June 30  December 31   June 30  December 31
Dollars in millions       1998         1997      1998         1997
---------------------- -------- ------------ --------- ------------
Consumer
   Guaranteed education    $22          $26      2.16%        2.32%
   Credit card              69           69      1.66         1.80
   Other                    32           32       .32          .33
                         ------ ------------
     Total consumer        123          127       .81          .87
Residential mortgage        55           60       .43          .47
Commercial                  50           78       .20          .39
Commercial real estate      16           23       .57          .59
                         ------ ------------
   Total                  $244         $288       .43          .53
======================== ====== ============ =========== ==========

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

ALLOWANCE FOR CREDIT LOSSES
In millions                                  1998         1997
----------------------------------------- ---------- ----------
January 1                                    $972       $1,166
Charge-offs                                  (214)        (185)
Recoveries                                     35           66
                                          ---------- ----------
   Net charge-offs                           (179)        (119)
Provision for credit losses                    65           25
Acquisitions                                    1            3
                                          ---------- ----------
   June 30                                   $859       $1,075
========================================= ========== ==========

The allowance as a percent of nonperforming loans and period-end loans was 315% and 1.53%, respectively, at June 30, 1998. The comparable year-end 1997 amounts were 352% and 1.79%.

CHARGE-OFFS AND RECOVERIES
                                                Net    Percent of
Six months ended June 30-  Charge-            Charge-   Average
dollars in millions         offs   Recoveries  offs      Loans
-------------------------  -----   ---------- -------- ---------
1998
Consumer (excluding
   credit card)              $46      $19       $27       .49%
Credit card                  147        8       139      7.19
Residential mortgage           5        1         4       .06
Commercial                    13        6         7       .06
Commercial real estate         3        1         2       .12
                           ------  ---------- --------
   Total                    $214      $35      $179       .66
-------------------------  ------  ---------- -------- ---------

1997
Consumer (excluding
   credit card)              $55      $18       $37       .65%
Credit card                  101       16        85      5.24
Residential mortgage           5        1         4       .06
Commercial                    20       27        (7)     (.07)
Commercial real estate         4        4
                           ------  ---------- --------
   Total                    $185      $66      $119       .46
=========================  ======  ========== ======== =========

Credit card net charge-offs increased $54 million in the comparison, primarily due to higher credit card outstandings and lower collections.



                                  PNC BANK CORP.

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

Liquid assets consist of cash and due from banks, short-term investments, loans held for sale and securities available for sale. At June 30, 1998, such assets totaled $14.1 billion, with $4.8 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At June 30, 1998, approximately $4.3 billion of residential mortgages were available as collateral for borrowings from the FHLB. In addition, bank affiliates have access to funds as issuers of unsecured notes in domestic and foreign markets.

During the first six months of 1998, cash and due from banks decreased $2.2 billion to $2.1 billion compared with a decrease of $340 million during the year-earlier period. Net cash used by operating activities totaled $606 million in the first six months of 1998 compared with $386 million provided a year earlier. Investing activities used net cash of $2.2 billion in the first six months of 1998 compared with $1.2 billion provided in the first six months of 1997. Net cash provided by financing activities totaled $556 million in the first six months of 1998 compared with $1.9 billion used a year earlier.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $785 million at June 30, 1998. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. The Corporation has unused capacity under effective shelf registration statements of approximately $1.3 billion of debt and equity securities and $400 million of trust preferred capital securities. During the first six months of 1998, the Corporation issued $140 million of subordinated debt and $200 million of trust preferred capital securities. In addition, the Corporation had a $500 million unused line of credit.

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




                                  PNC BANK CORP.

Financial Review


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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. Through the first six months of 1998, the Corporation's interest rate risk exposures were consistently within policy limits. At June 30, 1998, if interest rates were to increase by 100 basis points over the next twelve months, net interest income would decline by 0.7%. If interest rates were to decrease by 100 basis points over the next twelve months, net interest income would increase by 0.1%.

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

The Corporation measures the sensitivity of the value of its balance sheet and off-balance sheet positions to movements in interest rates using an economic value of equity sensitivity model. The model computes the value of all current on- balance-sheet and off-balance-sheet positions under a range of instantaneous interest rate changes. The resulting change in the value of equity is the measure of overall long-term interest rate risk inherent in the Corporation's existing on-balance-sheet and off-balance-sheet positions. The Corporation uses the economic value of equity model to complement the income simulation modeling process.

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% as a percentage of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates.

Economic value of equity sensitivities are periodically reported to ALCO and the Finance Committee of the Board of Directors. Based on the results of the economic value of equity model at June 30, 1998, if interest rates were to increase by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.48% of assets. If interest rates were to decrease by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.16% of assets.

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

PNC Bank's market risk is predominantly related to interest rate risk associated with normal loan and deposit taking. Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the maximum loss due to a two standard deviation one day move. The combined period-end value-at-risk of all trading operations was less than $300 thousand.



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

The following table sets forth changes in off-balance-sheet financial derivatives used for interest rate risk management and mortgage banking activities during the first six months of 1998.


FINANCIAL DERIVATIVES ACTIVITY                                                                                           Weighted-
                                                                                                                           Average
1998 - dollars in millions                             January 1    Additions    Maturities  Terminations     June 30     Maturity
------------------------------------------------------ ---------- ------------- -----------  ------------- ------------ ------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                       $4,320        $2,205         $(927)     $(1,040)      $4,558   2 yr.  2 mo.
     Pay fixed                                              448           301           (81)        (608)          60   1 yr.  7 mo.
     Basis swaps                                          1,011           740           (30)                    1,721   5 yr.  1 mo.
   Interest rate caps                                       542           179           (87)                      634   4 yr.  3 mo.
   Interest rate floors                                   3,645         3,263        (2,100)                    4,808   1 yr. 10 mo.
                                                       ---------- ------------- ------------ ------------- -----------
       Total interest rate risk management                9,966         6,688        (3,225)      (1,648)      11,781   2 yr.  7 mo.
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                      1,652         7,920        (7,782)                    1,790          2 mo.
       Commitments to sell loans                          1,335        12,184       (10,962)                    2,557          2 mo.
       Options                                               58           385          (297)                      146          2 mo.
     Interest rate floors - MSR                           1,470         1,375                                   2,845   4 yr.  4 mo.
                                                       ---------- ------------- ------------ ------------- -----------
       Total residential                                  4,515        21,864       (19,041)                    7,338
   Commercial                                                             401                                     401          3 mo.
                                                       ---------- ------------- ------------ ------------- -----------
       Total mortgage banking activities                  4,515        22,265       (19,041)                    7,739
                                                       ---------- ------------- ------------ ------------- -----------
       Total                                            $14,481       $28,953      $(22,266)     $(1,648)     $19,520
====================================================== ========== ============= ============ ============= =========== =============

During the first six months of 1998, financial derivatives used in interest rate risk management increased net interest income by $6 million compared with a $2 million decrease in the prior-year period.


                                  PNC BANK CORP.

Financial Review

The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for interest rate risk management and mortgage banking activities. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve.


FINANCIAL DERIVATIVES
                                                                                                              Forward Yield Curve
                                                                           Notional          Estimated     -------------------------
June 30, 1998 - dollars in millions                                          Value           Fair Value        Paid       Received
--------------------------------------------------------- --------- ---- ---------------- ---------------- ------------ ------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                                    $3,420              $68             5.67%        6.16%
       Pay fixed designated to loans                                            46                              6.71         5.74
       Basis swaps designated to other earning assets                          337                3             5.51         5.77
     Interest rate caps designated to loans (2)                                634                5               NM           NM
     Interest rate floors designated to loans (3)                            4,808               (1)              NM           NM
                                                                         ---------------- ----------------
         Total asset rate conversion                                         9,245               75
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                             325                8             5.74         6.32
         Borrowed funds                                                        813               31             5.79         6.30
       Pay fixed designated to borrowed funds                                   14                3             5.62         6.23
       Basis swaps designated to borrowed funds                              1,384                6             5.77         5.80
                                                                         ---------------- ----------------
         Total liability rate conversion                                     2,536               48
                                                                         ---------------- ----------------
           Total interest rate risk management                              11,781              123
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                                         1,790                                NM           NM
       Commitments to sell loans                                             2,557               (8)              NM           NM
       Options                                                                 146                3               NM           NM
     Interest rate floors - MSR (3)                                          2,845               44               NM           NM
                                                                         ---------------- ----------------
         Total residential                                                   7,338               39
   Commercial                                                                  401               (2)              NM           NM
                                                                         ---------------- ----------------
         Total mortgage banking activities                                   7,739               37
                                                                         ---------------- ----------------
         Total financial derivatives                                       $19,520             $160
========================================================= ========= ==== ================ ================ ============ ============

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 69% were based on 1-month LIBOR, 25% on 3-month LIBOR and the remainder on other short-term indices.

(2) Interest rate caps with notional values of $261 million, $166 million and $202 million require the counterparty to pay the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.32%, 1-month LIBOR over a weighted-average strike of 5.92% and Prime over a weighted-average strike of 8.83%, respectively.

(3) Interest rate floors with notional values of $4.6 billion and $2.8 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 4.99% over 3-month LIBOR and the weighted-average strike of 5.57% over 10-year CMT, respectively.

At June 30, 1998, 1-month LIBOR was 5.66%, 3-month LIBOR was 5.72%, Prime was 8.5% and 10-year CMT was 5.44%.
NM - not meaningful

OTHER DERIVATIVES To accommodate customer needs, PNC Bank enters into customer-related financial derivatives transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivatives transactions for risk management purposes. These positions are recorded at estimated fair value and changes in value are included in results of operations.

OTHER DERIVATIVES

                                           Positive   Negative
                                  Notional     Fair       Fair    Net Asset
June 30, 1998 - in millions          Value    Value      Value   (Liability)
--------------------------------  --------  --------  ---------  -----------
Customer-related
   Interest rate
     Swaps                          $7,408      $32       $(33)       $(1)
     Caps/floors
       Sold                          2,236                  (6)        (6)
       Purchased                     1,957        5                     5
   Foreign exchange                  1,398       18        (18)
   Other                               709        1         (1)
                                  --------  --------  ---------  -----------
   Total customer-related           13,708       56        (58)        (2)
Other                                1,056        1                     1
                                  --------  --------  ---------  -----------
   Total other derivatives         $14,764      $57       $(58)       $(1)
================================  ========  ========  =========  ===========



                                  PNC BANK CORP.

SECOND QUARTER 1998 VS.
     SECOND QUARTER 1997

Net income for the second quarter of 1998 totaled $280 million or $.90 per diluted share compared with $259 million or $.81 per diluted share a year ago. Returns on average common shareholders' equity and average assets were 21.42% and 1.53%, respectively, in the second quarter of 1998 compared with 20.21% and 1.47% in the prior-year quarter.

Taxable-equivalent net interest income increased $16 million to $637 million in the second quarter of 1998. The net interest margin was 3.81% compared with 3.84% in the year-earlier period and 3.96% in the first quarter of 1998. The decrease from the first quarter was primarily due to an increase in commercial loans, growth in credit cards at introductory rates and the financing of the Midland acquisition.

The provision for credit losses was $35 million in the second quarter of 1998 compared with $15 million last year.

Noninterest income was $611 million in the second quarter of 1998, an increase of 38% compared with the second quarter of 1997. Asset management, mutual fund servicing, consumer services, corporate finance and capital markets, and mortgage banking revenues all grew in excess of 20%. In addition, noninterest income included $56 million of gains from the sales of 16 branches in Western Pennsylvania that offset one-time costs related to consumer delivery initiatives and improvements in credit card operations. Excluding these gains, noninterest income increased $110 million or 25% from the prior-year quarter.

Asset management and mutual fund servicing fees grew 24% and 30%, respectively, from the second quarter of 1997 reflecting significant new business and strong financial markets.

Consumer services revenue increased $17 million or 23% compared with the second quarter of 1997 primarily due to higher credit card and brokerage fees related to growth in accounts.

Corporate finance and capital markets fees increased 33% to $67 million in the second quarter of 1998 including $12 million of commercial mortgage servicing revenue from Midland.

Mortgage banking revenue grew $40 million from the prior-year quarter primarily due to higher marketing gains and origination volumes reflecting significant mortgage refinance activity and new business from an expanded national distribution network. Residential mortgage originations totaled $3.0 billion compared with $1.3 billion in the year-earlier period.

The increase in other income was primarily due to the branch gains and higher venture capital income.

Noninterest expense of $781 million increased $131 million compared with the second quarter of 1997. Approximately $55 million of the increase related to one-time costs for consumer delivery initiatives, employee displacements and the streamlining of credit card operations. The remaining increase in noninterest expense was primarily due to higher amortization of residential MSR, the impact of the Midland acquisition and incentive compensation commensurate with revenue growth.

Total assets were $75.9 billion at June 30, 1998. Average earning assets increased $2.5 billion from the prior-year quarter to $66.7 billion as higher loans and loans held for sale more than offset reductions in the securities portfolio. Average loans grew $2.5 billion to $55.3 billion, a 4.8% increase from the prior year. Growth in commercial loans and credit cards more than offset the impact of loan securitizations and the downsizing of the indirect automobile lending portfolio. The increase in commercial loans was primarily in middle market and secured lending. Loans represented 83.0% of average earning assets in the second quarter of 1998 compared with 82.3% a year ago. Average loans held for sale increased $1.5 billion reflecting higher residential mortgage originations and the commercial mortgage inventory of Midland. Average securities available for sale decreased $1.7 billion to $7.3 billion or 11.0% of average earning assets.

Average deposits declined $645 million to $44.2 billion in the second quarter of 1998 representing 60.0% of total sources of funds. The ratio of wholesale funds to total sources of funds was 30.1% for the second quarter of 1998 compared with 28.9% a year ago.



                                  PNC BANK CORP.

Consolidated Statement of Income

                                                                    Three months ended June 30    Six months ended June 30
                                                                     ------------------------    -------------------------
In thousands, except per share data                                     1998         1997            1998         1997
-------------------------------------------------------------------- ----------- ------------    ------------ ------------
INTEREST INCOME
Loans and fees on loans                                              $1,138,814   $1,078,776      $2,257,458   $2,134,685
Securities available for sale                                           105,994      139,036         221,247      295,240
Other                                                                    68,159       39,348         125,769       69,391
                                                                     ----------- ------------    ------------ ------------
  Total interest income                                               1,312,967    1,257,160       2,604,474    2,499,316

INTEREST EXPENSE
Deposits                                                                362,324      368,000         723,846      714,155
Borrowed funds                                                          320,193      275,985         612,774      542,061
                                                                     ----------- ------------    ------------ ------------
  Total interest expense                                                682,517      643,985       1,336,620    1,256,216
                                                                     ----------- ------------    ------------ ------------
  Net interest income                                                   630,450      613,175       1,267,854    1,243,100
Provision for credit losses                                              35,000       15,000          65,000       25,000
                                                                     ----------- ------------    ------------ ------------
  Net interest income less provision for credit losses                  595,450      598,175       1,202,854    1,218,100

NONINTEREST INCOME
Asset management                                                        136,886      110,500         277,951      217,399
Mutual fund servicing                                                    46,006       35,518          86,527       68,191
Service charges on deposits                                              49,928       50,757          97,709      101,332
Consumer services                                                        93,467       76,190         175,672      146,161
Corporate finance and capital markets                                    66,686       50,150         117,319       97,025
Mortgage banking                                                         83,191       43,265         160,885       83,497
Net securities gains                                                      2,890       13,370          25,732       29,796
Other                                                                   132,149       64,617         208,323      134,269
                                                                     ----------- ------------    ------------ ------------
  Total noninterest income                                              611,203      444,367       1,150,118      877,670

NONINTEREST EXPENSE
Staff expense                                                           333,686      301,833         687,970      610,265
Net occupancy and equipment                                             102,427       91,781         198,236      181,065
Amortization                                                             71,103       39,527         128,282       69,358
Marketing                                                                26,728       25,436          64,124       48,277
Distributions on capital securities                                      13,914        9,867          27,107       16,823
Other                                                                   232,801      181,348         416,180      368,395
                                                                     ----------- ------------    ------------ ------------
  Total noninterest expense                                             780,659      649,792       1,521,899    1,294,183
                                                                     ----------- ------------    ------------ ------------
Income before income taxes                                              425,994      392,750         831,073      801,587
Income taxes                                                            145,583      133,675         281,402      276,203
                                                                     ----------- ------------    ------------ ------------
  Net income                                                           $280,411     $259,075        $549,671     $525,384
                                                                     =========== ============    ============ ============

EARNINGS PER COMMON SHARE
Basic                                                                      $.92         $.82           $1.80        $1.63
Diluted                                                                     .90          .81            1.77         1.61

CASH DIVIDENDS DECLARED PER COMMON SHARE                                    .39          .37             .78          .74

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                   300,354      309,962         300,460      315,824
Diluted                                                                 305,702      315,818         305,920      321,836
==================================================================== =========== ============    ============ ============

See accompanying Notes to Consolidated Financial Statements.


                                  PNC BANK CORP.

Consolidated Balance Sheet


                                                                                                 June 30  December 31
Dollars in millions, except par value                                                               1998         1997
--------------------------------------------------------------------------------------------- ----------- -------------
ASSETS
Cash and due from banks                                                                           $2,094       $4,303
Short-term investments                                                                             1,551        1,526
Loans held for sale                                                                                2,955        2,324
Securities available for sale                                                                      7,540        8,522
Loans, net of unearned income of $393 and $412                                                    56,237       54,245
   Allowance for credit losses                                                                      (859)        (972)
                                                                                              ----------- -------------
   Net loans                                                                                      55,378       53,273
Other                                                                                              6,355        5,172
                                                                                              ----------- -------------
   Total assets                                                                                  $75,873      $75,120
                                                                                              ----------- -------------

LIABILITIES
Deposits
   Noninterest-bearing                                                                            $9,972      $10,158
   Interest-bearing                                                                               37,124       37,491
                                                                                              ----------- -------------
     Total deposits                                                                               47,096       47,649
Borrowed funds
   Bank notes and senior debt                                                                     11,788        9,826
   Federal funds purchased                                                                           897        3,632
   Repurchase agreements                                                                           1,658          714
   Other borrowed funds                                                                            4,302        3,753
   Subordinated debt                                                                               1,843        1,697
                                                                                              ----------- -------------
     Total borrowed funds                                                                         20,488       19,622
Other                                                                                              1,808        1,815
                                                                                              ----------- -------------
   Total liabilities                                                                              69,392       69,086
                                                                                              ----------- -------------

Mandatorily redeemable capital securities of subsidiary trusts                                       848          650

SHAREHOLDERS' EQUITY
Preferred stock                                                                                        7            7
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 352,684,081 and 348,447,600 shares                                                      1,763        1,742
Capital surplus                                                                                    1,164        1,042
Retained earnings                                                                                  4,947        4,641
Deferred benefit expense                                                                             (55)         (41)
Accumulated other comprehensive income                                                               (16)         (23)
Common stock held in treasury at cost: 51,146,435 and 48,017,641 shares                           (2,177)      (1,984)
                                                                                              ----------- -------------
   Total shareholders' equity                                                                      5,633        5,384
                                                                                              ----------- -------------
   Total liabilities, capital securities and shareholders' equity                                $75,873      $75,120
============================================================================================= =========== =============

See accompanying Notes to Consolidated Financial Statements.


                                  PNC BANK CORP.

Consolidated Statement of Cash Flows

Six months ended June 30 - in millions                                                                    1998       1997
------------------------------------------------------------------------------------------------------ ---------- ----------
OPERATING ACTIVITIES
Net income                                                                                                 $550        $525
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                                               65          25
   Depreciation, amortization and accretion                                                                 211         160
   Deferred income taxes                                                                                     57          76
   Net securities gains                                                                                     (26)        (30)
   Net gain on sales of assets                                                                             (167)        (81)
Changes in
   Loans held for sale                                                                                     (631)       (294)
   Other                                                                                                   (665)          5
                                                                                                       ---------- ----------
     Net cash (used) provided by operating activities                                                      (606)        386

INVESTING ACTIVITIES
Net change in loans                                                                                      (3,339)     (2,924)
Repayment of securities available for sale                                                                1,027         894
Sales
   Securities available for sale                                                                          5,154       5,385
   Loans                                                                                                  1,403       1,190
   Foreclosed assets                                                                                         34          49
Purchases
   Securities available for sale                                                                         (5,171)     (2,761)
   Loans                                                                                                    (79)       (150)
Net cash paid for acquisitions/divestitures                                                                (969)
Other                                                                                                      (219)       (484)
                                                                                                       ---------- ----------
     Net cash (used) provided by investing activities                                                    (2,159)      1,199

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                            (186)       (275)
   Interest-bearing deposits                                                                                 22        (177)
   Federal funds purchased                                                                               (2,735)     (1,417)
Sale/issuance
   Bank notes and senior debt                                                                             6,409       4,710
   Repurchase agreements                                                                                 53,796      38,112
   Other borrowed funds                                                                                  52,470      51,455
   Subordinated debt                                                                                        140
   Capital securities                                                                                       198         300
   Common stock                                                                                              94          88
Repayment/maturity
   Bank notes and senior debt                                                                            (4,447)     (3,610)
   Repurchase agreements                                                                                (52,852)    (38,000)
   Other borrowed funds                                                                                 (51,895)    (51,778)
   Subordinated debt                                                                                         (2)
Acquisition of treasury stock                                                                              (212)     (1,087)
Cash dividends paid                                                                                        (244)       (246)
                                                                                                       ---------- ----------
     Net cash provided (used) by financing activities                                                       556      (1,925)
                                                                                                       ---------- ----------
DECREASE IN CASH AND DUE FROM BANKS                                                                      (2,209)       (340)
     Cash and due from banks at beginning of year                                                         4,303       4,016
                                                                                                       ---------- ----------
     Cash and due from banks at end of period                                                            $2,094      $3,676
================================================================================================================= ==========

CASH PAID FOR
   Interest                                                                                              $1,331      $1,292
   Income taxes                                                                                             199         206
NONCASH ITEMS
   Transfers from loans to other assets                                                                      25          38
   Conversion of debt to equity                                                                              55           6
================================================================================================================= ==========

See accompanying Notes to Consolidated Financial Statements.


                                  PNC BANK CORP.

Notes to Consolidated Financial Statements



BUSINESS PNC Bank Corp. ("Corporation" or "PNC Bank") is one of the largest diversified financial services organizations in the United States. The Corporation's major businesses include Regional Community Banking, Corporate Banking, National Consumer Banking, Private Banking, Mortgage Banking, Secured Lending, Asset Management and Mutual Fund Servicing. Financial products and services are tailored to specific customer segments and offered nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. PNC Bank is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

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

FINANCIAL DERIVATIVES The Corporation uses off-balance-sheet financial derivatives as part of the overall asset/liability management process and in residential and commercial mortgage banking activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Financial derivatives primarily consist of interest rate swaps, purchased interest rate caps and floors, forward contracts and foreign exchange contracts.

To accommodate customer needs, PNC Bank also enters into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Interest rate risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivatives transactions for risk management purposes that are recorded at estimated fair value and changes in value are included in results of operations.

COMPREHENSIVE INCOME Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on securities available for sale to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, unrealized gains or losses were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 had no impact on net income or shareholders' equity. Comprehensive income was $296 million in the second quarter and $557 million in the first six




                                  PNC BANK CORP.

Notes to Consolidated Financial Statements



months of 1998 compared with $313 million and $509 million, respectively, in 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements. This standard, when implemented, will impact financial statement footnote disclosure only and will not impact the reported financial position or results of operations of the Corporation.

SFAS No. 132 "Employer's Disclosures About Pensions and Other Postretirement Benefits," is effective for fiscal years beginning after December 15, 1997. This statement standardizes and combines the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures previously considered useful under previous accounting standards. This standard, when implemented, will impact financial statement footnote disclosure only and will not impact the reported financial position or results of operations of the Corporation.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be adopted in years beginning after June 15, 1999, although early adoption is permitted. The Corporation expects to adopt the new statement effective January 1, 2000. This statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge as defined by the statement, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings based on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what effect this statement will have on earnings and the financial position of the Corporation.

CASH FLOWS

During the first six months of 1998, net acquisition and divestiture activity which affected cash flows consisted of $670 million in acquired assets, $299 million in divested liabilities, cash payments totaling $998 million and receipt of $29 million in cash and due from banks. The Corporation did not have any acquisition or divestiture activity which affected cash flows during the first six months of 1997.



                                  PNC BANK CORP.

SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which is available for sale.

                                                              June 30, 1998                          December 31, 1997
                                                   --------- ------------------ ---------  --------- ------------------ --------
                                                                 Unrealized                              Unrealized
                                                  Amortized  ------------------     Fair  Amortized  ------------------     Fair
In millions                                            Cost    Gains    Losses     Value       Cost    Gains    Losses     Value
------------------------------------------------- ---------- --------- -------- ---------  --------- -------- --------- --------
Debt securities
   U.S. Treasury and government agencies             $2,250       $6        $8    $2,248     $1,102       $4        $1    $1,105
   Mortgage backed                                    3,653        2        25     3,630      4,672        4        53     4,623
   Asset backed                                       1,057        3         1     1,059      2,079        5         1     2,083
   State and municipal                                  138        5                 143        170        7                 177
   Other debt                                            33                  1        32         34                  1        33
                                                  ---------- --------- -------- ---------  --------- -------- --------- ---------
     Total debt securities                            7,131       16        35     7,112      8,057       20        56     8,021
Corporate stocks and other                              433        7        12       428        501        3         3       501
                                                  ---------- --------- -------- ---------  --------- -------- --------- ---------
     Total securities available for sale             $7,564      $23       $47    $7,540     $8,558      $23       $59    $8,522
================================================= ========== ========= ======== =========  ========= ======== ========= =========

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                          June 30  December 31
In millions                                  1998         1997
----------------------------------------- -------- ------------
Nonperforming loans                          $272         $276
Foreclosed assets                              51           57
                                          -------- ------------
   Total nonperforming assets                $323         $333
========================================= ======== ============

ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                  1998         1997
------------------------------------------ -------- -----------
Allowance at January 1                        $972      $1,166
Charge-offs
   Consumer (excluding credit card)            (46)        (55)
   Credit card                                (147)       (101)
   Residential mortgage                         (5)         (5)
   Commercial                                  (13)        (20)
   Commercial real estate                       (3)         (4)
                                           -------- -----------
     Total charge-offs                        (214)       (185)
Recoveries
   Consumer (excluding credit card)             19          18
   Credit card                                   8          16
   Residential mortgage                          1           1
   Commercial                                    6          27
   Commercial real estate                        1           4
                                           -------- -----------
     Total recoveries                           35          66
                                           -------- -----------
   Net charge-offs                            (179)       (119)
Provision for credit losses                     65          25
Acquisitions                                     1           3
                                           -------- -----------
   Allowance at June 30                       $859      $1,075
========================================== ======== ===========

FINANCIAL DERIVATIVES

The notional and fair values of financial derivatives used for interest rate risk management and for mortgage banking activities were as follows:

                              Positive             Negative
                     Notional     Fair   Notional      Fair
In millions             Value    Value      Value     Value
-------------------- --------- -------  --------- ---------
JUNE 30, 1998
Interest rate swaps    $5,609     $119       $730
Interest rate caps        634        5
Interest rate floors    4,500        2        308       $(3)
                     -------- ---------  --------- ---------
Total interest rate
   risk management     10,743      126      1,038        (3)
Mortgage banking
   activities           2,991       47      4,748       (10)
                     -------- --------  --------- ---------
    Total             $13,734     $173     $5,786      $(13)
==================== ======== ========  ========= =========

DECEMBER 31, 1997
Interest rate swaps    $4,849     $106       $930      $(10)
Interest rate caps        542        4
Interest rate floors    3,500        6        145        (1)
                     -------- --------  --------- ---------
Total interest rate
   risk management      8,891      116      1,075       (11)
Mortgage banking
   activities           1,470       26      2,987        (6)
                     -------- --------  --------- ---------
    Total             $10,361     $142     $4,062      $(17)
==================== ======== ========  ========= =========

Other derivatives were as follows:

                                    Positive  Negative
                            Notional    Fair      Fair  Net Asset
June 30, 1998 - in millions    Value   Value     Value (Liability)
--------------------------- -------- -------- --------- ----------
Customer-related
   Interest rate
     Swaps                    $7,408     $32      $(33)       $(1)
     Caps/floors
       Sold                    2,236                (6)        (6)
       Purchased               1,957       5                    5
   Foreign exchange            1,398      18       (18)
   Other                         709       1        (1)
                            -------- -------- --------- ----------
   Total customer-related     13,708      56       (58)        (2)
Other                          1,056       1                    1
                            -------- -------- --------- ----------
   Total other derivatives   $14,764     $57      $(58)       $(1)
=========================== ======== ======== ========= ==========


                                  PNC BANK CORP.

Notes to Consolidated Financial Statements




CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Mandatorily Redeemable Capital Securities of Subsidiary Trusts ("Capital Securities") include preferred beneficial interests in the assets of PNC Capital Trust C ("Trust C"). Trust C holds $200 million aggregate principal amount of certain junior subordinated debentures due June 1, 2028 issued by the Corporation bearing interest at a floating rate per annum equal to 3-Month LIBOR plus 57 basis points. The rate in effect at June 30, 1998 was 6.2575%. Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by Trust C. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after June 1, 2008, at 100% of par.


EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted earnings per common share calculations.


                                                                              Three months ended June 30  Six months ended June 30
                                                                               ------------------------- -------------------------
In thousands, except per share data                                               1998         1997         1998         1997
------------------------------------------------------------------------------ ------------ ------------ ------------ ------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                       $280,411     $259,075     $549,671     $525,384
Less: Preferred dividends declared                                                  4,842        4,870        9,691        9,744
                                                                               ------------ ------------ ------------ ------------
Net income applicable to basic earnings per common share                         $275,569     $254,205     $539,980     $515,640
                                                                               ------------ ------------ ------------ ------------

Basic weighted-average common shares outstanding                                  300,354      309,962      300,460      315,824
                                                                               ------------ ------------ ------------ ------------

BASIC EARNINGS PER COMMON SHARE                                                      $.92         $.82        $1.80        $1.63
                                                                               ============ ============ ============ ============

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                       $280,411     $259,075     $549,671     $525,384
Add: Interest expense on convertible debentures (net of tax)                          346          758          872        1,527
Less: Dividends declared on nonconvertible preferred stock                          4,538        4,538        9,075        9,075
                                                                               ------------ ------------ ------------ ------------
Net income applicable to diluted earnings per common share                       $276,219     $255,295     $541,468     $517,836
                                                                               ------------ ------------ ------------ ------------

Basic weighted-average common shares outstanding                                  300,354      309,962      300,460      315,824
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                     149          164          153          166
     Conversion of preferred stock Series C and D                                   1,151        1,256        1,163        1,265
     Conversion of debentures                                                       1,301        2,466        1,509        2,485
     Exercise of stock options                                                      2,203        1,665        2,204        1,792
     Incentive share awards                                                           544          305          431          304
                                                                               ------------ ------------ ------------ ------------
Diluted weighted-average common shares outstanding                                305,702      315,818      305,920      321,836
                                                                               ------------ ------------ ------------ ------------

DILUTED EARNINGS PER COMMON SHARE                                                    $.90         $.81        $1.77        $1.61
============================================================================== ============ ============ ============ ============


                                  PNC BANK CORP.

LITIGATION

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 included a description of a consolidated class action complaint against the Corporation and certain officers, alleging violations of federal securities laws and related common law claims. The parties have entered into a settlement agreement which has been preliminarily approved by the court. The settlement, which remains subject to final court approval, will not have a material impact on the Corporation's financial position or results of operations.

OTHER FINANCIAL INFORMATION

In connection with the Midlantic Corporation ("Midlantic") merger, borrowed funds of Midlantic in the aggregate principal amount of $300 million at June 30, 1998 were jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc.

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                         June 30   December 31
In millions                                 1998          1997
-------------------------------------- ---------- -------------
ASSETS
Cash and due from banks                   $2,093        $4,302
Securities available for sale              7,141         8,276
Loans, net of unearned income             56,100        54,126
   Allowance for credit losses              (859)         (971)
                                       ---------- -------------
   Net loans                              55,241        53,155
Other assets                               9,605         8,144
                                       ---------- -------------
     Total assets                        $74,080       $73,877
                                       ========== =============

LIABILITIES
Deposits                                 $47,151       $47,766
Borrowed funds                            18,985        18,437
Other liabilities                          1,050         1,145
                                       ---------- -------------
     Total liabilities                    67,186        67,348

Mandatorily redeemable capital
   securities of subsidiary trust            350           350

SHAREHOLDERS' EQUITY                       6,544         6,179
                                       ---------- -------------
     Total liabilities, capital
       securities and shareholders'
       equity                            $74,080       $73,877
====================================== ========== =============


PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Six months ended June 30 - in millions      1998         1997
---------------------------------------- --------- ------------
Interest income                           $2,582        $2,476
Interest expense                           1,287         1,212
                                         --------- ------------
  Net interest income                      1,295         1,264
Provision for credit losses                   65            25
                                         --------- ------------
  Net interest income less provision
     for credit losses                     1,230         1,239
Noninterest income                         1,042           785
Noninterest expense                        1,467         1,235
                                         --------- ------------
  Income before income taxes                 805           789
Income taxes                                 281           276
                                         --------- ------------
  Net income                                $524          $513
======================================== ========= ============

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $785 million at June 30, 1998. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.



                                  PNC BANK CORP.

Statistical Information


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                   Six months ended June 30
                                                     -------------------------------------------------------------------------------
                                                                      1998                                    1997
                                                     --------------------------------------- ---------------------------------------
Average balances in millions, interest in thousands    Average                    Average      Average                   Average
Taxable-equivalent basis                              Balances     Interest     Yields/Rates  Balances     Interest    Yields/Rates
---------------------------------------------------- ------------ ------------- ------------ ------------ ----------  -------------
ASSETS
Interest-earning assets
   Loans held for sale                                   $2,657     $93,999           7.08%     $1,215      $43,864          7.22%
   Securities available for sale
     U.S. Treasury and government agencies                5,415     154,024           5.70       6,677      201,197          6.04
     Other debt                                           1,585      51,723           6.53       2,305       75,892          6.58
     Other                                                  552      17,884           6.51         587       21,399          7.32
                                                        --------- -------------              ------------ ------------
     Total securities available for sale                  7,552     223,631           5.94       9,569      298,488          6.25
   Loans, net of unearned income
     Consumer (excluding credit card)                    11,090     470,647           8.56      11,531      482,953          8.45
     Credit card                                          3,899     265,773          13.75       3,274      206,941         12.75
     Residential mortgage                                12,671     461,677           7.29      12,974      482,514          7.44
     Commercial                                          21,550     851,554           7.86      18,686      733,346          7.81
     Commercial real estate                               3,414     145,271           8.46       4,080      177,622          8.66
     Other                                                2,095      73,274           7.00       1,825       62,691          6.88
                                                        --------- -------------              ------------ ------------
     Total loans, net of unearned income                 54,719   2,268,196           8.29      52,370    2,146,067          8.20
   Other interest-earning assets                          1,015      32,010           6.32         860       25,661          6.02
                                                        --------- -------------              ------------ ------------
     Total interest-earning assets/interest income       65,943   2,617,836           7.94      64,014    2,514,080          7.86
Noninterest-earning assets
   Allowance for credit losses                             (916)                                (1,121)
   Cash and due from banks                                2,401                                  2,906
   Other assets                                           5,463                                  4,763
                                                        ---------                            ------------
     Total assets                                       $72,891                                $70,562
                                                        ---------                            ------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                            $14,249     209,196           2.96     $13,116      181,803          2.80
     Savings                                              2,661      26,205           1.99       2,993       29,181          1.97
     Other time                                          17,046     460,452           5.44      17,689      472,475          5.38
     Deposits in foreign offices                            995      27,993           5.59       1,127       30,696          5.42
                                                        --------- -------------              ------------ ------------
     Total interest-bearing deposits                     34,951     723,846           4.17      34,925      714,155          4.12
   Borrowed funds
     Bank notes and senior debt                          10,309     294,808           5.69       8,425      236,122          5.57
     Federal funds purchased                              2,749      76,405           5.53       3,272       89,601          5.52
     Repurchase agreements                                1,643      39,780           4.81         760       20,529          5.37
     Other borrowed funds                                 4,467     134,258           5.98       4,827      141,887          5.88
     Subordinated debt                                    1,754      67,523           7.70       1,351       53,922          7.98
                                                        --------- -------------              ------------ ------------
     Total borrowed funds                                20,922     612,774           5.83      18,635      542,061          5.82
                                                        --------- -------------              ------------ ------------
     Total interest-bearing liabilities/interest
        expense                                          55,873   1,336,620           4.79      53,560    1,256,216          4.71
                                                        --------- -------------              ------------ ------------
Noninterest-bearing liabilities, capital securities
   and shareholders' equity
   Demand and other noninterest-bearing deposits          9,448                                  9,550
   Accrued expenses and other liabilities                 1,459                                  1,473
   Mandatorily redeemable capital
     securities of subsidiary trusts                        674                                    421
   Shareholders' equity                                   5,437                                  5,558
                                                        ---------                            ------------
     Total liabilities, capital securities and          $72,891                                $70,562
       shareholders' equity                             ---------               ------------ ------------              -------------
Interest rate spread                                                                  3.15                                   3.15
   Impact of noninterest-bearing liabilities                                           .73                                    .77
                                                                                ------------                           -------------
     Net interest income/margin                                   $1,281,216          3.88%               $1,257,864         3.92%
---------------------------------------------------- ------------ ------------- ------------ ------------ ------------ -------------

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest and average yields/rates of the related assets and liabilities. Average balances of securities available for sale are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


                                  PNC BANK CORP.

--------------------------------------------- ------------------------------------------- ------------------------------------------
            Second Quarter 1998                           First Quarter 1998                          Second Quarter 1997
------------- -------------- -------------- -------------- -------------- ------------- --------------- -------------- -------------
  Average                       Average        Average                       Average       Average                        Average
 Balances       Interest      Yields/Rates    Balances       Interest      Yields/Rates   Balances        Interest      Yields/Rates
------------- -------------- -------------- -------------- -------------- ------------- --------------- -------------- -------------


   $2,948       $51,719            7.02%       $2,363        $42,280            7.16%      $1,408         $25,894          7.36%

    5,252        73,741            5.62         5,580         80,283            5.78        6,375          95,834          6.02
    1,531        24,710            6.46         1,639         27,013            6.59        2,083          34,051          6.54
      540         8,673            6.44           565          9,211            6.57          597          10,733          7.20
------------- --------------                -------------- --------------               --------------- --------------
    7,323       107,124            5.86         7,784        116,507            6.01        9,055         140,618          6.21

   10,995       234,621            8.56        11,186        236,026            8.56       11,239         237,784          8.49
    4,048       132,887           13.17         3,748        132,886           14.38        3,502         106,348         12.18
   12,560       228,036            7.26        12,784        233,641            7.31       13,164         244,829          7.44
   22,425       444,909            7.85        20,665        406,645            7.87       18,964         373,561          7.79
    3,206        66,593            8.22         3,624         78,678            8.68        4,060          88,683          8.64
    2,114        37,038            7.01         2,076         36,236            6.99        1,884          33,327          7.08
------------- --------------                -------------- --------------               --------------- --------------
   55,348     1,144,084            8.23        54,083      1,124,112            8.36       52,813       1,084,532          8.19
    1,069        16,576            6.18           959         15,434            6.48          925          13,522          5.86
------------- --------------                -------------- --------------               --------------- --------------
   66,688     1,319,503            7.89        65,189      1,298,333            8.00       64,201       1,264,566          7.85

     (885)                                       (947)                                     (1,094)
    2,020                                       2,787                                       2,877
    5,809                                       5,112                                       4,837
-------------                               --------------                              ---------------
  $73,632                                     $72,141                                     $70,821
-------------                               --------------                              ---------------



  $14,344       105,649            2.95       $14,153        103,547            2.97      $13,270          94,394          2.85
    2,675        13,227            1.98         2,646         12,978            1.99        2,924          14,377          1.97
   16,749       226,830            5.43        17,346        233,622            5.46       17,656         238,928          5.43
    1,188        16,618            5.53           800         11,375            5.68        1,463          20,301          5.49
------------- --------------                -------------- --------------               --------------- --------------
   34,956       362,324            4.15        34,945        361,522            4.19       35,313         368,000          4.18

   10,643       152,880            5.68         9,972        141,928            5.69        8,284         118,950          5.68
    3,089        43,055            5.51         2,404         33,350            5.55        3,474          48,693          5.62
    1,762        21,177            4.75         1,523         18,603            4.89          786          10,773          5.43
    4,524        68,227            5.97         4,408         66,031            5.99        4,780          70,615          5.91
    1,826        34,854            7.64         1,682         32,669            7.77        1,351          26,954          7.98
------------- --------------                -------------- --------------               --------------- --------------
   21,844       320,193            5.81        19,989        292,581            5.85       18,675         275,985          5.88
------------- --------------                -------------- --------------               --------------- --------------
   56,800       682,517            4.79        54,934        654,103            4.79       53,988         643,985          4.77
------------- --------------                -------------- --------------               --------------- --------------


    9,213                                       9,685                                       9,501
    1,445                                       1,474                                       1,480

      698                                         650                                         492
    5,476                                       5,398                                       5,360
-------------                               --------------                              ---------------
  $73,632                                     $72,141                                     $70,821
-------------                -------------- --------------                ------------- ---------------                -----------
                                   3.10                                         3.21                                       3.08
                                    .71                                          .75                                        .76
                             --------------                               -------------                                -----------
               $636,986            3.81%                    $644,230            3.96%                    $620,581          3.84%
------------- ------------- --------------- ------------- ------------- --------------- ------------ -------------- ---------------


                                  PNC BANK CORP.

Quarterly Report on Form 10-Q

Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of July 31, 1998, PNC Bank Corp. had 301,563,813 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross-Reference                              Page(s)
          ------------------------------------------ ----------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Statement of Income for the
            three months and six months ended June
            30, 1998 and 1997                               22
          Consolidated Balance Sheet as of June
            30, 1998 and December 31, 1997                  23
          Consolidated Statement of Cash Flows for
            the six months ended June 30, 1998 and
            1997                                            24
          Notes to Consolidated Financial
            Statements                                   25-29
          Consolidated Average Balance Sheet and
            Net Interest Analysis                        30-31
Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    2-21
Item 3    Quantitative and Qualitative Disclosures
            About Market Risk                            17-18
--------- ------------------------------------------ ----------

PART II    OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form
10-Q:

 12.1    Computation of Ratio of Earnings to Fixed Charges
 12.2    Computation of Ratio of Earnings to Combined Fixed
           Charges and Preferred Stock Dividends
 27      Financial Data Schedule
-------- -------------------------------------------------------

Copies of these Exhibits may be accessed electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Lynn F. Evans, Director of Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to financial.reporting@pncbank.com.

Since March 31, 1998, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K dated as of April 14, 1998, reporting the Corporation's consolidated financial results for the three months ended March 31, 1998, filed pursuant to
Item 5.

Form 8-K dated as of June 8, 1998, including a tax opinion pertaining to trust preferred securities, filed pursuant to Item 5.

Form 8-K dated as of July 16, 1998, reporting the Corporation's consolidated financial results for the three months and six months ended June 30, 1998, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 1998, on its behalf by the undersigned thereunto duly authorized.

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

     By writing to Lynn F. Evans, Director of Financial Reporting, at corporate headquarters.

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

                                                           Cash
                                                      Dividends
1998 Quarter        High        Low       Close        Declared
--------------- ----------- ----------- ----------- ------------
First              $61.625     $49.500     $59.938       $.39
Second              66.750      53.813      53.875        .39
                                                       ---------
   Total                                                 $.78
=============== =========== =========== =========== ============

                                                           Cash
                                                      Dividends
1997 Quarter         High         Low       Close      Declared
--------------- ----------- ----------- ----------- ------------
First              $45.000     $36.500     $40.000       $.37
Second              44.750      37.375      41.750        .37
Third               49.750      41.125      48.813        .37
Fourth              58.750      42.875      56.938        .39
                                                       ---------
   Total                                                $1.50
=============== =========== =========== =========== ============

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