Form 10-Q
period 1998-09-30
PNC BANK CORP
filed 1998-11-16
CIK 713676

                                 PNC BANK CORP.

                         Quarterly Report on Form 10-Q
               For the quarterly period ended September 30, 1998

Page 1 represents a portion of the third quarter 1998 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 32.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                              Three months ended              Nine months ended
                                                                                 September 30                   September 30
                                                                        ----------------------------------------------------------
                                                                              1998          1997            1998             1997
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE (in thousands, except per share data)
Revenue
   Net interest income (taxable-equivalent basis)                       $  652,532    $  627,431      $1,933,748       $1,885,295
   Noninterest income                                                      675,870       459,247       1,825,988        1,336,917
   Total revenue                                                         1,328,402     1,086,678       3,759,736        3,222,212
Net income                                                                 280,588       261,595         830,259          786,979

Per common share
   Basic earnings                                                              .92           .84            2.71             2.47
   Diluted earnings                                                            .91           .83            2.68             2.44
   Cash dividends declared                                                     .39           .37            1.17             1.11

SELECTED RATIOS
 Return on
   Average common shareholders' equity                                       20.52%        20.11%          21.00%           19.93%
   Average assets                                                             1.48          1.47            1.51             1.49
Net interest margin                                                           3.81          3.89            3.86             3.91
Noninterest income to total revenue                                          50.88         42.26           48.57            41.49
After-tax profit margin                                                      21.12         24.07           22.08            24.42
Efficiency ratio *                                                           53.28         54.57           55.50            55.82
Net charge-offs to average loans                                               .62           .54             .65              .49

* Excluding amortization of intangibles, distributions on capital securities and mortgage banking hedging activities


                                                          September 30     June 30      March 31     December 31      September 30
                                                                  1998        1998          1998            1997              1997
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (in millions)
Assets                                                       $76,238       $75,873       $72,355         $75,120          $71,828
Earning assets                                                68,638        68,353        65,210          66,688           64,208
Loans, net of unearned income                                 56,752        56,237        54,511          54,245           53,651
Securities available for sale                                  7,152         7,540         7,511           8,522            8,000
Deposits                                                      46,875        47,096        46,068          47,649           44,788
Borrowed funds                                                19,972        20,488        18,375          19,622           19,052
Shareholders' equity                                           5,793         5,633         5,487           5,384            5,476
Common shareholders' equity                                    5,479         5,318         5,173           5,069            5,161

CAPITAL RATIOS
Leverage                                                        7.18%         7.18%         7.36%           7.30%            7.43%
Common shareholders' equity to assets                           7.19          7.01          7.15            6.75             7.18

ASSET QUALITY RATIOS
Nonperforming assets to loans and foreclosed assets              .58%          .57%          .61%            .61%             .73%
Allowance for credit losses to loans                            1.44          1.53          1.67            1.79             1.91
Allowance for credit losses to nonperforming loans            289.02        315.09        320.96          351.79           324.25

Book value per common share                                  $ 18.21       $ 17.64       $ 17.20         $ 16.87          $ 16.92
====================================================================================================================================



                                 PNC BANK CORP.

                                      ----
                                        1

FINANCIAL REVIEW


This Financial Review should be read in conjunction with the PNC Bank Corp. and subsidiaries' ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1997 Annual Report.

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States and operates eight lines of business:
Regional Community Banking, Corporate Banking, National Consumer Banking, Private Banking, Mortgage Banking, Secured Lending, Asset Management and Mutual Fund Servicing. Financial products and services are tailored to specific customer segments and are offered nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

SUMMARY FINANCIAL RESULTS The third quarter of 1998 was marked by significant volatility in the financial markets. Although PNC Bank was affected by this market volatility, the results for the quarter and first nine months continued to be strong and primarily driven by fee-based businesses. Earnings for the first nine months of 1998 from the Asset Management, Mutual Fund Servicing, Private Banking and Mortgage Banking businesses all grew in excess of 20% compared with the prior-year period.

PNC Bank's strategy has been to continue investing in businesses with greater value creation potential, downsizing businesses where return opportunities are less attractive and managing the Corporation's overall risk profile. Pursuant to this strategy, the Corporation completed or announced a number of acquisitions in 1998 including Hilliard-Lyons, Inc., a retail brokerage firm, and Midland Loan Services, L.P., a commercial mortgage servicer. The Corporation also agreed to sell its corporate trust and escrow business and approximately $1 billion of non-relationship credit card outstandings.

Consolidated net income for the first nine months of 1998 was $830 million compared with $787 million a year ago. Diluted earnings per share increased 10% to $2.68 for the first nine months of 1998 from $2.44 in 1997. Returns on average common shareholders' equity and average assets were 21.00% and 1.51% in 1998 compared with 19.93% and 1.49%, respectively, a year ago.

As a result of purchase acquisitions, earnings were reduced by non-cash charges for goodwill and other intangible amortization. Excluding these charges, diluted earnings per share for the first nine months of 1998 and 1997 were $2.88 and $2.61, respectively.

Total revenue increased $538 million or 17% in the first nine months of 1998 driven by growth in noninterest income, which represented 49% of total revenue compared with 41% in the prior-year period. Taxable-equivalent net interest income increased $49 million from the first nine months of 1997. The net interest margin was 3.86% compared with 3.91% in the prior year. Noninterest income increased 37% to $1.8 billion in the first nine months of 1998 reflecting significant growth in fee-based businesses.

The provision for credit losses was $110 million for the first nine months of 1998 compared with $45 million in the prior-year period.

Noninterest expense increased $419 million or 22% in the first nine months of 1998 commensurate with revenue growth, the impact of investments in the consumer banking franchise and mortgage banking activities. The efficiency ratio, computed excluding amortization of intangibles, distributions on capital securities and mortgage banking hedging activities, was 55.5% compared with 55.8% a year ago.

Average earning assets increased $2.6 billion from the prior year to $66.6 billion as higher loans and loans held for sale more than offset reductions in the securities portfolio. Loans represented 83% of average earning assets for the nine months of 1998 compared with 82% in the first nine months of 1997.

Shareholders' equity totaled $5.8 billion at September 30, 1998 compared with $5.4 billion at December 31, 1997. The leverage ratio was 7.18% and Tier I and total risk-based capital ratios were 7.48% and 10.93%, respectively.

PNC Bank's overall credit risk profile remained stable with no direct credit exposure to hedge funds or in Russia and nominal exposure in Latin America and Asia.

The ratio of nonperforming assets to loans and foreclosed assets was .58% at September 30, 1998 and .61% at December 31, 1997. The allowance for credit losses was 289% of nonperforming loans and 1.44% of total loans at September 30, 1998 compared with 352% and 1.79%, respectively, at December 31, 1997. Net charge-offs were .65% of average loans for the first nine months of 1998 compared with .49% a year ago. The increase was primarily associated with higher credit card outstandings.

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


                                 PNC BANK CORP.

                                      ----

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

The Corporation has focused on altering its business mix by investing in specialized financial services businesses including asset management, mutual fund servicing, private banking, mortgage banking, corporate finance and capital markets. These businesses are largely fee-based, less capital intensive and provide growth opportunities on a national scale. More meaningful contributions from these businesses, coupled with disciplined management of traditional banking activities, expansion of national distribution capabilities and reduction of wholesale leverage activities have allowed PNC Bank to significantly improve the composition of its earnings stream.

REGIONAL COMMUNITY BANKING provides financial products and services to small business and retail customers within PNC Bank's geographic footprint. Regional Community Banking utilizes a sophisticated information database to develop customer relationships based on their individual needs for PNC Bank's traditional and technology-based array of products, services and distribution channels.

CORPORATE BANKING provides credit, capital markets and treasury management products and services to large and mid-sized businesses, institutions and government entities. Teams of specialists focus on specific segments, including large corporate, middle market, communications, health care, public finance, energy, metals and mining and emerging growth.

NATIONAL CONSUMER BANKING provides consumer products and services through technologically advanced cost efficient channels. National Consumer Banking focuses on nationwide distribution of products and services through affinity relationships.

PRIVATE BANKING offers personalized investment management, brokerage, personal trust, estate planning and traditional banking services to affluent individuals; investment management services to wealthy individuals through Hawthorn; and investment management, trust and administrative services to pensions, 401(k) plans and charitable organizations through its institutional trust group.

MORTGAGE BANKING originates and services residential mortgages. Mortgage Banking focuses on expanding retail distribution channels, increasing the mortgage servicing portfolio and expanding sales of related products including second mortgages, home equity lines of credit and insurance.

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

MUTUAL FUND SERVICING provides institutional money managers, brokerage firms, pension managers and insurance companies a wide range of customized products, including accounting and administration, transfer agency, custody, securities lending and central asset account services. PFPC Inc. ("PFPC") is the second largest mutual fund accounting agent and the fourth largest mutual fund transfer agent in the United States and is focused on domestic, off-shore and alternative pooled investment servicing capabilities.

FORWARD-LOOKING STATEMENTS

PNC Bank has made, and may continue to make, various written and oral forward-looking statements with respect to financial performance and other financial and business matters. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere in this Financial Review, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the inability of the Corporation or others to remediate Year 2000 concerns in a timely fashion; continued pricing pressures on loan and deposit products; increased credit risk; the success and timing of business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses; competition; the ability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures; changes in global


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW


and domestic economic conditions generally and in local markets in which the Corporation conducts business; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

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

The efficiency ratio for each line of business is computed excluding amortization of intangibles and mortgage banking hedging activities, where applicable.


LINE OF BUSINESS RESULTS

                                                                                            Return on
                                             Revenue             Earnings (Loss)     Assigned Capital          Average Assets
Nine months ended September 30 -     --------------------------------------------------------------------------------------------
dollars in millions                      1998        1997        1998        1997    1998         1997        1998         1997
---------------------------------------------------------------------------------------------------------------------------------
Regional Community Banking             $1,277      $1,203        $337        $289      31%          27%   $ 34,985     $ 35,188
Corporate Banking                         553         489         155         149      19           18      15,224       14,733
National Consumer Banking                 533         506         (27)         30      (5)           6      11,404       11,217
Private Banking                           384         337          91          71      30           27       2,624        2,500
Mortgage Banking                          299         228          41          26      16           11      11,576       10,146
Secured Lending                           212         197          79         102      17           25       8,982        6,495
Asset Management                          172         115          30          19      25           17         269          257
Mutual Fund Servicing                     141         110          30          25      46           46         213          148
                                       ------------------------------------------                         ---------------------
   Total lines of business              3,571       3,185         736         711                           85,277       80,684
Eliminations                             (100)       (103)        (75)        (73)                         (14,995)     (14,024)
Provision for credit losses                                       115          81
Corporate administration and other
   unassigned                             289         140          54          68                            3,417        3,908
                                       ------------------------------------------                         ---------------------
   Total consolidated                  $3,760      $3,222        $830        $787      21%          20%   $ 73,699     $ 70,568
=================================================================================================================================


CORPORATE ACTIVITIES In the second quarter of 1998, the Asset Management and Mutual Fund Servicing line of business was segregated into two distinct lines of business. The institutional trust business and Hawthorn were realigned with Private Banking and the corporate trust and escrow business was included in corporate administration and other unassigned. On August 4, 1998, the Corporation entered into an agreement to sell the corporate trust and escrow business to Chase Manhattan Trust Company, N.A. The transaction will result in a gain and is expected to close in the fourth quarter of 1998, subject to regulatory approvals. Results for the first nine months of 1998 and 1997 are presented consistent with this new structure. The benefit from the sale of an equity interest to BlackRock management is also included in corporate administration and other unassigned.


                                 PNC BANK CORP.

                                      ----

REGIONAL COMMUNITY BANKING
Nine months ended September 30 -
dollars in millions                             1998        1997
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $   973     $   992
Noninterest income                               304         211
                                             -------------------
   Total revenue                               1,277       1,203
Provision for credit losses                       24          22
Noninterest expense                              695         697
                                             -------------------
   Pretax earnings                               558         484
Income taxes                                     221         195
                                             -------------------
   Earnings                                  $   337     $   289
                                             -------------------

AVERAGE BALANCE SHEET
Loans
   Consumer                                   $5,178      $4,938
   Commercial                                  2,632       2,043
   Residential mortgage                        1,266       1,250
   Other                                         178         400
                                             -------------------
     Total loans                               9,254       8,631
Assigned assets and other assets              25,731      26,557
                                             -------------------
   Total assets                              $34,985     $35,188
                                             -------------------

Net deposits
   Certificates                              $14,875     $15,633
   Money market                                7,109       6,337
   Noninterest-bearing demand                  4,867       4,810
   Interest-bearing demand                     3,985       3,989
   Savings                                     2,581       2,857
                                             -------------------
     Total net deposits                       33,417      33,626
Other liabilities                                135         143
Assigned capital                               1,433       1,419
                                             -------------------
   Total funds                               $34,985     $35,188
                                             -------------------

PERFORMANCE RATIOS
Return on assigned capital                        31%         27%
Noninterest income to total revenue               24          18
After-tax profit margin                           26          24
Efficiency                                        52          56
=================================================================

Regional Community Banking contributed 46% of total line of business earnings in the first nine months of 1998 compared with 41% for the first nine months of 1997. Earnings of $337 million included $86 million of gains on the sales of 24 branches in Western Pennsylvania, Kentucky and Indiana that were offset by one-time costs of $40 million related to consumer delivery initiatives, and other one-time costs and valuation adjustments in other lines of business. Excluding these items, earnings increased $21 million or 7% and performance ratios improved due to strategies designed to respond to changing customer preferences while improving the effectiveness and efficiency of the delivery system. As a result of these strategies, noninterest expense before the one-time costs in 1998 declined $42 million or 6% compared with the prior year. Net interest income declined in the current period due to loan spread compression and the impact of consumer migration to higher cost deposit products.


Regional Community Banking seeks to grow revenue through targeted marketing efforts and will continue initiatives designed to leverage technology and reduce the cost of the delivery system.


CORPORATE BANKING
Nine months ended September 30 -
dollars in millions                               1998        1997
-------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                         $   249     $   232
Noncredit revenue
   Treasury management                             150         144
   Venture capital                                  73          58
   Capital markets                                  54          41
   Other                                            27          14
                                               -------------------
     Total noncredit revenue                       304         257
                                               -------------------
   Total revenue                                   553         489
Provision for credit losses                         44
Noninterest expense                                267         259
                                               -------------------
   Pretax earnings                                 242         230
Income taxes                                        87          81
                                               -------------------
   Earnings                                    $   155     $   149
                                               -------------------

AVERAGE BALANCE SHEET
Loans
   Middle market                               $ 5,125     $ 4,780
   Specialized                                   4,546       4,029
   Large corporate                               4,143       4,448
   Other                                           410         570
                                               -------------------
     Total loans                                14,224      13,827
Other assets                                     1,000         906
                                               -------------------
   Total assets                                $15,224     $14,733
                                               -------------------

Net deposits                                   $ 2,514     $ 2,100
Assigned funds and other liabilities            11,593      11,533
Assigned capital                                 1,117       1,100
                                               -------------------
   Total funds                                 $15,224     $14,733
                                               -------------------

PERFORMANCE RATIOS
Return on assigned capital                          19%         18%
Noncredit revenue to total revenue                  55          53
After-tax profit margin                             28          30
Efficiency                                          48          52
===================================================================

Corporate Banking contributed 21% of total line of business earnings in the first nine months of 1998 and 1997. Earnings for the first nine months of 1998 increased $6 million or 4%.

Credit-related revenue primarily represents net interest income from loans and increased 7% in the comparison. Noncredit revenue, which includes noninterest income and the benefit of compensating balances in lieu of fees, increased $47 million or 18% in the first nine months of 1998 reflecting growth in venture capital, capital markets and treasury management income. Increases in noncredit revenue and noninterest expense reflected strategies designed to expand revenue from fee-based services while reducing reliance on balance sheet leverage.


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW


Expense levels reflect the investment in fee-based business offset by the continued focus on operating efficiency in the traditional credit-related business as the efficiency ratio declined to 48% in the first nine months of 1998 compared with 52% in the prior year.

The increase in the provision for credit losses related to credit exposure to certain bankrupt affiliates of Allegheny Health, Education and Research Foundation ("AHERF"), a portion of which became nonperforming in the third quarter.

Corporate Banking engages in lending, venture capital and capital markets activities, all of which are impacted by economic and financial market conditions. Accordingly, a decline in the capital markets or an economic slowdown could adversely impact results of operations.

NATIONAL CONSUMER BANKING
Nine months ended September 30 -
dollars in millions                             1998       1997
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $   354    $   297
Noninterest income                               179        209
                                             ------------------
   Total revenue                                 533        506
Provision for credit losses                      233        167
Noninterest expense                              343        291
                                             ------------------
   Pretax earnings (loss)                        (43)        48
Income taxes (benefit)                           (16)        18
                                             ------------------
   Earnings (loss)                           $   (27)   $    30
                                             ------------------

AVERAGE BALANCE SHEET
Loans
   Dealer finance                            $ 4,859    $ 5,312
   Credit card                                 3,942      3,475
   Education                                   1,149      1,302
   Other                                         728        392
                                             ------------------
     Total loans                              10,678     10,481
Other assets                                     726        736
                                             ------------------
   Total assets                              $11,404    $11,217
                                             ------------------

Net deposits                                 $   207    $    84
Assigned funds and other liabilities          10,496     10,455
Assigned capital                                 701        678
                                             ------------------
   Total funds                               $11,404    $11,217
                                             ------------------

PERFORMANCE RATIOS
Return on assigned capital                        (5)%        6%
Noninterest income to total revenue               34         41
After-tax profit margin                           (5)         6
Efficiency                                        59         52
================================================================

National Consumer Banking incurred a loss of $27 million in the first nine months of 1998 resulting from credit cards and the AAA affinity initiative which have been unfavorably impacted by intense rate competition and changing consumer credit conditions. Noninterest income for 1997 included $64 million of nonrecurring gains. Excluding these gains, earnings declined $17 million in the year-to-year comparison reflecting higher credit costs. The provision for credit losses increased $66 million primarily as a result of higher credit card outstandings.

On September 8, 1998, PNC Bank entered into an agreement with Direct Merchants Credit Card Bank, National Association, a subsidiary of Metris Companies Inc., to sell approximately $1 billion of credit card outstandings to further reduce the Corporation's risk profile. This portfolio accounts for one-third of credit card net charge-offs. Management will continue taking aggressive actions designed to enhance returns on the capital invested in this line of business.

PRIVATE BANKING
Nine months ended September 30 -
dollars in millions                             1998       1997
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $    92   $    85
Noninterest income
   Investment management and trust                234       200
   Brokerage                                       50        46
   Other                                            8         6
                                              -----------------
     Total noninterest income                     292       252
                                              -----------------
   Total revenue                                  384       337
Provision for credit losses                         1         3
Noninterest expense                               236       219
                                              -----------------
   Pretax earnings                                147       115
Income taxes                                       56        44
                                              -----------------
   Earnings                                   $    91   $    71
                                              -----------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                       $   998   $ 1,066
   Consumer                                       932       817
   Commercial                                     595       479
   Other                                           28        73
                                              -----------------
     Total loans                                2,553     2,435
Other assets                                       71        65
                                              -----------------
   Total assets                               $ 2,624   $ 2,500
                                              -----------------

Net deposits                                  $ 2,181   $ 1,911
Assigned funds and other liabilities               36       241
Assigned capital                                  407       348
                                              -----------------
   Total funds                                $ 2,624   $ 2,500
                                              -----------------

PERFORMANCE RATIOS
Return on assigned capital                         30%       27%
Noninterest income to total revenue                76        75
After-tax profit margin                            24        21
Efficiency                                         61        65
================================================================

                                 PNC BANK CORP.

                                      ----

Private Banking contributed 12% of total line of business earnings in the first nine months of 1998 compared with 10% a year ago. Earnings increased $20 million or 28% in the first nine months of 1998 driven by revenue growth.

Net interest income increased 8% in the first nine months of 1998 due to loan and deposit growth. Noninterest income increased $40 million or 16% from the prior year due to an increase in assets under management resulting from new business and an increase in brokerage accounts. Noninterest expense increased $17 million supporting revenue growth and continuing investments in technology.

On August 20, 1998, the Corporation entered into an agreement to acquire Hilliard-Lyons, Inc. ("Hilliard Lyons"), a retail brokerage firm with 90 offices in 12 Midwestern and Southeastern states. Hilliard Lyons has focused on delivering brokerage services and investment management expertise to affluent clients. The transaction is expected to close in the fourth quarter of 1998, subject to regulatory approvals.

Brokerage assets administered by Private Banking totaled $9 billion at September 30, 1998. As a result of the Hilliard Lyons acquisition these assets are expected to increase to approximately $30 billion.

In addition to enhancing Private Banking's brokerage and investment management capabilities, management expects the acquisition of Hilliard Lyons to expand the retail distribution of capital markets products and provide customers with a wider range of highly-regarded investment products.

ASSETS UNDER MANAGEMENT
September 30 - in billions                        1998     1997
----------------------------------------------------------------
Personal trust                                     $35      $35
Institutional trust                                  6        6
Hawthorn                                            12       10
                                                   ------------
   Total                                           $53      $51
================================================================

Private Banking revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.

MORTGAGE BANKING
Nine months ended September 30 -
dollars in millions                               1998     1997
----------------------------------------------------------------
INCOME STATEMENT
Residential mortgage servicing                 $   142  $   118
Origination and securitization                     136       67
Sales of servicing and other                         9        6
MSR amortization                                  (214)     (48)
Hedging activities                                 123
                                               ----------------
   Net mortgage banking revenue                    196      143
Net interest income                                103       85
                                               ----------------
   Total revenue                                   299      228
Operating expense                                  228      186
                                               ----------------
   Pretax earnings                                  71       42
Income taxes                                        30       16
                                               ----------------
   Earnings                                    $    41  $    26
                                               ----------------

AVERAGE BALANCE SHEET
Residential mortgage loans                     $ 7,026  $ 7,701
Residential mortgages held for sale              2,608    1,306
Securities available for sale                      945      428
Other assets                                       997      711
                                               ----------------
   Total assets                                $11,576  $10,146
                                               ----------------

Escrow deposits                                $   828  $   587
Assigned funds and other liabilities            10,411    9,229
Assigned capital                                   337      330
                                               ----------------
   Total funds                                 $11,576  $10,146
                                               ----------------

PERFORMANCE RATIOS
Return on assigned capital                         16%       11%
Net mortgage banking revenue to total revenue      66        63
After-tax profit margin                            14        11
Efficiency                                         57        65
================================================================

Mortgage Banking contributed 6% of total line of business earnings in the first nine months of 1998 compared with 4% in the same period of 1997. Earnings increased $15 million to $41 million in 1998 primarily due to higher business volumes.

Revenue and expense growth resulted from higher loan origination volume and a larger servicing portfolio. MSR amortization increased $166 million, reflecting significant refinance activity and the larger servicing portfolio. Hedging activities largely offset the impact of refinance activity on MSR amortization.

Securities available for sale increased $517 million and are part of Mortgage Banking's hedging strategies.


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW


During the first nine months of 1998 Mortgage Banking funded $8.4 billion of residential mortgages with 64% representing retail originations. The comparable amounts were $4.1 billion and 73%, respectively, in the first nine months of 1997. The year-to-year increase reflects the combination of higher refinance activity and initiatives to expand retail origination capabilities.

RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
In millions                                     1998       1997
----------------------------------------------------------------
January 1                                    $40,701    $39,543
   Originations                                8,371      4,068
   Purchases                                  20,598      1,917
   Repayments                                 (8,330)    (4,437)
   Sales                                      (1,066)      (122)
                                             ------------------
     September 30                            $60,274    $40,969
================================================================

During the third quarter, PNC Mortgage acquired servicing rights for approximately 83,000 mortgages with an outstanding principal balance of $8.6 billion. With this acquisition, PNC Mortgage became the nation's 15th largest servicer of home loans.

At September 30, 1998, the mortgage servicing portfolio totaled $60.3 billion, including $51.8 billion of loans serviced for others, with a weighted-average coupon of 7.75%. Capitalized MSR totaled $663 million at September 30, 1998 and had an estimated fair value of $670 million.

MSR value and amortization are affected by changes in interest rates. If interest rates decline and the rate of prepayment increases, the underlying servicing fees and related MSR value would also decline. In a period of rising interest rates, a converse relationship would exist. The Corporation seeks to manage this risk by using financial instruments as hedges designed to move in the opposite direction of MSR value changes.

SECURED LENDING
Nine months ended September 30 -
dollars in millions                              1998      1997
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $  168    $  154
Noninterest income
   Commercial mortgage servicing                   26
   Origination and securitization                 (17)
                                               ----------------
     Commercial mortgage banking                    9
   Corporate finance                               15        11
   Other                                           20        32
                                               ----------------
     Total noninterest income                      44        43
                                               ----------------
   Total revenue                                  212       197
Provision for credit losses                       (10)      (19)
Noninterest expense                               107        56
                                               ----------------
   Pretax earnings                                115       160
Income taxes                                       36        58
                                               ----------------
   Earnings                                    $   79    $  102
                                               ----------------

AVERAGE BALANCE SHEET
Loans
   Real estate                                 $5,818    $4,570
   Business credit                              1,275       950
   Leasing                                      1,077       878
                                               ----------------
     Total loans                                8,170     6,398
                                               ----------------
Commercial mortgages held for sale                238
Other assets                                      574        97
                                               ----------------
   Total assets                                $8,982    $6,495
                                               ----------------

Net deposits                                   $1,014    $  761
Assigned funds and other liabilities            7,364     5,195
Assigned capital                                  604       539
                                               ----------------
   Total funds                                 $8,982    $6,495
                                               ----------------

PERFORMANCE RATIOS
Return on assigned capital                         17%       25%
Noninterest income to total revenue                21        22
After-tax profit margin                            37        52
Efficiency                                         42        28
================================================================

Secured Lending contributed 11% of total line of business earnings in the first nine months of 1998 compared with 14% in the prior-year period.

This line of business has made several acquisitions to provide additional revenue growth opportunities reflecting the strategy to reduce balance sheet leverage, increase noninterest income and expand nationally.

On April 3, 1998, PNC Bank acquired Midland Loan Services, L.P. ("Midland"), one of the nation's largest servicers of commercial mortgages. This transaction greatly expands PNC Bank's real estate financial services capabilities, which now include origination, securitization, servicing, investment advisory and risk management.


                                 PNC BANK CORP.

                                      ----

On April 15, 1998, the Corporation acquired the asset-based finance business of BTM Capital Corp. The purchase included a $600 million portfolio of asset-based loans and loan commitments and regional sales offices.

On July 31, 1998, PNC Bank acquired The Arcand Company, subsequently renamed Columbia Housing Corporation ("Columbia"). Columbia is a leading tax credit syndicator, principally engaged in the origination and distribution of affordable housing limited partnerships.

The comparative results for the nine month periods reflected the impact of these acquisitions. Earnings decreased $23 million primarily due to decreases in commercial mortgage valuations in 1998 and $11 million of nonrecurring gains in 1997. The decline in commercial mortgage valuations reflected a significant decrease in market liquidity for commercial mortgage-backed securities. Management has taken actions to mitigate future exposure to this market volatility by minimizing inventory exposure to valuation adjustments as well as pricing in response to market conditions.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In millions                                                1998
----------------------------------------------------------------
January 1
April 3 Acquisition                                     $25,846
Originations                                                847
Purchases/additions                                       9,815
Repayments                                               (4,210)
                                                        -------
   September 30                                         $32,298
================================================================

At September 30, 1998 the commercial mortgage servicing portfolio totaled $32.3 billion, including $31.9 billion serviced for others.

ASSET MANAGEMENT
Nine months  ended  September 30 -
dollars in millions                             1998       1997
----------------------------------------------------------------
INCOME STATEMENT
Revenue                                         $172       $115
Operating expense                                119         82
                                                ---------------
   Pretax earnings                                53         33
Income taxes                                      23         14
                                                ---------------
   Earnings                                      $30        $19
                                                ---------------

AVERAGE BALANCE SHEET
Total assets                                    $269       $257
                                                ---------------

Liabilities                                     $110       $109
Assigned capital                                 159        148
                                                ---------------
   Total funds                                  $269       $257
                                                ---------------

PERFORMANCE RATIOS
Return on assigned capital                        25%        17%
After-tax profit margin                           17         17
Efficiency                                        65         65
================================================================

Asset Management contributed 4% of total line of business earnings in the first nine months of 1998 compared with 3% for the first nine months of 1997. Earnings increased 58% in the first nine months of 1998 driven by higher assets under management reflecting new business generated by BlackRock.

In 1998 PNC Bank's fixed income, equity and liquidity businesses were consolidated under BlackRock. This combination created one of the largest asset managers in the United States. BlackRock's focus is on expanding marketing and delivery channels for a wide range of institutional and retail investment products.

ASSETS UNDER MANAGEMENT
September 30 - in billions                      1998       1997
----------------------------------------------------------------
Fixed income                                    $ 63       $ 52
Liquidity                                         45         37
Equity and other                                  13         11
                                                ---------------
   Total assets under management                $121       $100
                                                ---------------

Proprietary mutual funds
   BlackRock Funds                               $22       $ 14
   Other                                          22         19
                                                ---------------
     Total proprietary mutual funds              $44        $33
================================================================

At September 30, 1998 89% of assets under management were invested in fixed income and liquidity funds which have historically been less volatile than equity funds.

Asset Management revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on revenue.


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW

MUTUAL FUND SERVICING
Nine months  ended  September 30 -
dollars in millions                             1998       1997
----------------------------------------------------------------
INCOME STATEMENT
Revenue                                         $141       $110
Operating expense                                 92         70
                                                ---------------
   Pretax earnings                                49         40
Income taxes                                      19         15
                                                ---------------
   Earnings                                     $ 30       $ 25
                                                ---------------

AVERAGE BALANCE SHEET
Total assets                                    $213       $148
                                                ---------------

Net deposits                                    $107       $ 60
Other liabilities                                 19         16
Assigned capital                                  87         72
                                                ---------------
   Total funds                                  $213       $148
                                                ---------------

PERFORMANCE RATIOS
Return on assigned capital                        46%        46%
After-tax profit margin                           21         23
Efficiency                                        65         64
================================================================

Mutual Fund Servicing contributed 4% of total line of business earnings in the first nine months of 1998 and 1997. Earnings increased $5 million or 20% in the year-to-year comparison. Revenue grew 28% as PFPC capitalized on its strong capabilities as a provider of customized products and services.

Assets and accounts serviced by PFPC were as follows:

September 30                                      1998     1997
----------------------------------------------------------------
Assets (billions)
   Custody                                        $287     $212
   Accounting/administration                       228      175
----------------------------------------------------------------
Accounts (millions)
   Shareholder                                     4.8      4.2
   Checking and credit/debit card                  2.1      2.0
================================================================

CONSOLIDATED INCOME STATEMENT REVIEW

CONDENSED INCOME STATEMENT (taxable-equivalent basis)
Nine months ended September 30 -
in millions                               1998     1997  Change
----------------------------------------------------------------
 Net interest income                    $1,934   $1,885    $ 49
 Provision for credit losses               110       45      65
 Noninterest income before
   net securities gains                  1,750    1,310     440
 Net securities gains                       76       27      49
 Noninterest expense                     2,365    1,946     419
 Income taxes                              455      444      11
                                        -----------------------
 Net income                             $  830   $  787    $ 43
================================================================

NET INTEREST INCOME Taxable-equivalent net interest income increased $49 million from the first nine months of 1997. The net interest margin was 3.86% compared with 3.91% in the prior-year period. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and funding costs can have a significant impact on net interest income and margin.

The increase in net interest income was due to a $2.6 billion increase in average earning assets which more than offset a narrower net interest margin. Average loans grew 4.7% to $55.1 billion, a $2.5 billion increase from the prior year. Growth in commercial loans and credit cards more than offset the impact of loan securitizations and the downsizing of the indirect automobile lending portfolio. The increase in average loans held for sale was $1.7 billion reflecting higher residential mortgage originations and the commercial mortgage inventory of Midland.


                                 PNC BANK CORP.

                                      ----

NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                         Average Balances            Interest Income/Expense      Average Yields/Rates
                                          ------------------------------------------------------------------------------------------
Nine months ended September 30 -
dollars in millions                           1998      1997     Change      1998     1997    Change     1998     1997     Change
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                     $ 3,059   $ 1,329   $ 1,730     $  162   $   73     $ 89      7.03%    7.32%      (29)bp
   Securities available for sale             7,391     9,113    (1,722)       327      426      (99)     5.91     6.23       (32)
   Loans, net of unearned income
     Consumer (excluding credit card)       11,073    11,352      (279)       706      719      (13)     8.53     8.47         6
     Credit card                             3,942     3,475       467        407      329       78     13.81    12.68       113
     Residential mortgage                   12,598    13,152      (554)       687      735      (48)     7.26     7.45       (19)
     Commercial                             22,159    18,737     3,422      1,320    1,107      213      7.85     7.79         6
     Commercial real estate                  3,224     4,067      (843)       208      267      (59)     8.52     8.65       (13)
     Other                                   2,133     1,868       265        112       96       16      7.01     6.90        11
                                           ----------------------------    -------------------------
     Total loans, net of unearned income    55,129    52,651     2,478      3,440    3,253      187      8.29     8.21         8
   Other                                     1,042       900       142         50       40       10      6.35     5.92        43
                                           ----------------------------    -------------------------
     Total interest-earning assets/
       interest income                      66,621    63,993     2,628      3,979    3,792      187      7.94     7.87         6
Noninterest-earning assets                   7,078     6,575       503
                                           ----------------------------
     Total assets                          $73,699   $70,568    $3,131
                                           ============================
Interest-bearing liabilities
   Deposits
     Demand and money market               $14,430   $13,318    $1,112        322      286       36      2.99     2.87        12
     Savings                                 2,644     2,919      (275)        39       43       (4)     1.98     1.97         1
     Other time                             16,995    17,570      (575)       691      711      (20)     5.43     5.41         2
     Deposits in foreign offices             1,017     1,127      (110)        43       47       (4)     5.57     5.49         8
                                           ----------------------------    -------------------------
     Total interest-bearing deposits        35,086    34,934       152      1,095    1,087        8      4.17     4.16         1
   Borrowed funds                           21,501    18,584     2,917        950      820      130      5.83     5.84        (1)
                                           ----------------------------    -------------------------
     Total interest-bearing
       liabilities/interest expense         56,587    53,518     3,069      2,045    1,907      138      4.80     4.74         6
                                                                           -------------------------    ---------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                   17,112    17,050        62
                                           ----------------------------
     Total liabilities and
       shareholders' equity                $73,699   $70,568    $3,131
                                           ============================
Interest rate spread                                                                                     3.14     3.13
Impact of noninterest-bearing sources                                                                     .72      .78        (5)
                                                                                                        ---------------------------
     Net interest income/margin                                            $1,934   $1,885     $ 49      3.86%    3.91%       (5)bp
====================================================================================================================================


The narrowing of the net interest margin was primarily due to a change in balance sheet composition as well as declining spreads resulting from competitive pressures on certain loan and deposit products. Partially offsetting these unfavorable factors was a decrease of $1.7 billion in average securities available for sale which represented 11% of average earning assets compared with 14% a year ago.

Funding cost is affected by the composition of funding sources as well as related rates paid thereon. Average deposits comprised 60.3% and 63.1% of PNC Bank's total sources of funding for the nine months ended September 30, 1998 and 1997, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Management anticipates modest balance sheet growth and continued competitive pressure on the net interest margin throughout the remainder of 1998.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $110 million in the first nine months of 1998 compared with $45 million in the prior-year period. Management expects to further increase the provision for credit losses in the fourth quarter taking into account the allowance for credit losses relative to economic conditions, the status of credit exposure to affiliates of AHERF and net charge-off levels, among other factors.


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW

NONINTEREST INCOME

                                                       Change
Nine months ended September 30 -                  -----------------
dollars in millions               1998     1997   Amount   Percent
-------------------------------------------------------------------
Asset management                $  421   $  333     $ 88      26.4%
Mutual fund servicing              134      104       30      28.8
Service charges on deposits        150      152       (2)     (1.3)
Consumer services
   Credit card                      94       64       30      46.9
   Brokerage                        49       40        9      22.5
   Insurance                        32       29        3      10.3
   Other                            99       91        8       8.8
                                -------------------------
     Total consumer services       274      224       50      22.3

Corporate finance and
   capital markets
   Capital markets                  37       30        7      23.3
   Commercial mortgage
     servicing                      26                26        NM
   Other                           112      113       (1)      (.9)
                                -------------------------
     Total corporate
      finance and capital
      markets                      175      143       32      22.4
Mortgage banking
   Residential mortgage
     servicing                     106       86       20      23.3
   Origination                      56       33       23      69.7
   Marketing                        78       35       43        NM
   Sales of servicing                7        2        5        NM
                                -------------------------
     Total mortgage banking        247      156       91      58.3
Net securities gains                76       27       49        NM
Other                              349      198      151      76.3
                                -------------------------
   Total                        $1,826   $1,337     $489      36.6%
====================================================================

NM - not meaningful

NONINTEREST INCOME Noninterest income increased $489 million or 37% for the first nine months of 1998 and included $86 million of gains from sales of 24 branches in Western Pennsylvania, Kentucky and Indiana, that were offset by one-time costs related to consumer delivery initiatives, improvements in credit card operations and the impact of valuation adjustments on certain market-sensitive asset positions. Noninterest income also included $123 million of trading and securities gains that resulted from mortgage banking hedging activities and largely offset an increase in the amortization of residential MSR.

Asset management fees increased 26% primarily due to new business. Assets under management increased 20% to $152 billion at September 30, 1998 compared with $127 billion a year ago. Mutual fund servicing fees grew 29% resulting from an increase in assets and accounts serviced. At September 30, 1998, custody and accounting/administration services were provided for $287 billion and $228 billion of mutual fund assets, respectively. The comparable amounts were $212 billion and $175 billion, respectively, a year ago.

Consumer services revenue increased 22% primarily due to higher credit card fees related to growth in accounts. Corporate finance and capital markets fees increased $32 million including $26 million of commercial mortgage servicing revenue from Midland.

Mortgage banking revenue grew primarily due to higher marketing gains and origination volume reflecting significant mortgage refinance activity and new business in the first nine months of 1998.

Net securities gains were $76 million in the first nine months of 1998 including $62 million resulting from MSR hedging activities. Other noninterest income increased primarily due to the branch gains, trading gains from MSR hedging activities and higher venture capital income.

NONINTEREST EXPENSE

                                                       Change
Nine months ended September 30 -                  -----------------
dollars in millions               1998     1997   Amount   Percent
-------------------------------------------------------------------
Staff expense
   Compensation                 $  867   $  762     $105      13.8%
   Employee benefits               156      157       (1)      (.6)
                                -------------------------
     Total staff expense         1,023      919      104      11.3
Net occupancy and equipment
   Net occupancy                   148      140        8       5.7
   Equipment                       149      132       17      12.9
                                -------------------------
     Total net occupancy
       and equipment               297      272       25       9.2
Amortization
   Mortgage servicing
     rights                        222       49      173        NM
   Goodwill                         49       40        9      22.5
   Other                            32       29        3      10.3
                                -------------------------
     Total amortization            303      118      185        NM
Marketing                           79       59       20      33.9
Distributions on
   capital securities               44       30       14      46.7
Other                              619      548       71      13.0
                                -------------------------
   Total                        $2,365   $1,946     $419      21.5%
====================================================================

NM - not meaningful

NONINTEREST EXPENSE Noninterest expense increased $419 million or 22% in the first nine months of 1998. Higher MSR amortization of $173 million and approximately $55 million of one-time costs for consumer delivery initiatives, employee displacements and the streamlining of credit card operations contributed to the increase. The remaining increase in noninterest expense was primarily due to incentive compensation commensurate with revenue growth, the impact of Midland and higher marketing costs associated with National Consumer Banking initiatives. Average full-time equivalent employees totaled approximately 25,300 in the first nine months of 1998 compared with 24,600 in the prior-year period.


                                 PNC BANK CORP.

                                      ----

CONSOLIDATED BALANCE SHEET REVIEW

PERIOD-END BALANCE SHEET HIGHLIGHTS

                            September 30   December 31
In millions                         1998          1997    Change
------------------------------------------------------------------
Assets                           $76,238       $75,120   $ 1,118
Earning assets                    68,638        66,688     1,950
Loans, net of unearned income     56,752        54,245     2,507
Securities available for sale      7,152         8,522    (1,370)
Deposits                          46,875        47,649      (774)
Borrowed funds                    19,972        19,622       350
Shareholders' equity               5,793         5,384       409
==================================================================

LOANS Loans outstanding increased $2.5 billion from year-end 1997 to $56.8 billion at September 30, 1998 primarily in Corporate Banking and Secured Lending. Certain reclassifications of loan balances were made for the current reporting period; however, prior-period amounts were not restated.

LOANS

                                       September 30   December 31
In millions                                    1998          1997
------------------------------------------------------------------
Consumer
   Home equity                              $ 5,562       $ 4,848
   Credit card                                3,874         3,830
   Automobile                                 2,685         3,221
   Education                                  1,124         1,223
   Other                                      1,749         1,913
                                            ---------------------
     Total consumer                          14,994        15,035
Residential mortgage                         12,388        12,785
Commercial
   Manufacturing                              4,838         3,838
   Retail/wholesale                           4,175         3,575
   Service providers                          2,825         2,497
   Real estate related                        2,635         2,047
   Communications                             1,613         1,154
   Health care                                1,331         1,504
   Financial services                         1,807         1,027
   Other                                      5,015         4,347
                                            ---------------------
     Total commercial                        24,239        19,989
Commercial real estate
   Mortgage                                     812         1,848
   Real estate project                        2,026         2,126
                                            ---------------------
     Total commercial real estate             2,838         3,974
Lease financing and other                     2,738         2,874
Unearned income                                (445)         (412)
                                            ---------------------
   Total, net of unearned income            $56,752       $54,245
==================================================================

The loan portfolio remained relatively consistent in the comparison and composition continues to be geographically diversified among numerous industries and types of businesses. As the Corporation's businesses evolve, the loan portfolio is expected to remain diversified.


NET UNFUNDED COMMITMENTS

                                      September 30    December 31
In millions                                   1998           1997
------------------------------------------------------------------
Consumer (excluding credit card)           $ 3,653        $ 3,363
Credit card                                 16,812         16,385
Residential mortgage                         4,882          2,144
Commercial                                  31,785         29,707
Commercial real estate                         906          1,167
Other                                          701          1,082
                                           ----------------------
   Total                                   $58,739        $53,848
==================================================================

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commercial commitments are reported net of $5.4 billion and $5.9 billion of participations, assignments and syndications, primarily to financial institutions, at September 30, 1998 and December 31, 1997, respectively.

Net outstanding letters of credit totaled $4.6 billion and $4.7 billion at September 30, 1998 and December 31, 1997, respectively, and consisted primarily of standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES AVAILABLE FOR SALE The securities portfolio declined $1.4 billion from year-end 1997 to $7.2 billion at September 30, 1998. The expected weighted-average life of the securities portfolio was 3 years and 9 months at September 30, 1998 compared with 2 years and 9 months at year-end 1997.

SECURITIES AVAILABLE FOR SALE

                          September 30, 1998   December 31, 1997
                         -------------------- --------------------
                         Amortized     Fair   Amortized      Fair
In millions                   Cost    Value        Cost     Value
------------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government agencies
                            $1,573   $1,632      $1,102    $1,105
   Mortgage-backed           3,761    3,751       4,672     4,623
   Asset-backed                983      989       2,079     2,083
   State and municipal         132      138         170       177
   Other debt                   33       35          34        33
Corporate stocks and other     644      607         501       501
                            -------------------------------------
   Total                    $7,126   $7,152      $8,558    $8,522
==================================================================

Securities available for sale may be sold as part of the overall asset/liability management process. Realized gains and losses are reflected in the results of operations and include gains or losses on associated financial derivatives. Unrealized gains and losses are reflected in other comprehensive income. No financial derivatives were designated to securities available for sale at September 30, 1998 and December 31, 1997.


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW


FUNDING SOURCES Deposits were $46.9 billion at September 30, 1998, a decline of $774 million from December 31, 1997. Liquidity was strengthened as 42% of wholesale liabilities had a maturity beyond one year at September 30, 1998 compared with 32% at September 30, 1997. A $350 million increase in borrowed funds from $19.6 billion at year-end 1997 was primarily the result of increases in bank notes and senior debt, repurchase agreements and other borrowed funds partially offset by a decline in federal funds purchased. During the first nine months of 1998, the Corporation continued to expand funding sources by issuing $800 million of bank notes under the Euro medium-term bank note program.

FUNDING SOURCES

                                      September 30    December 31
In millions                                   1998           1997
------------------------------------------------------------------
Deposits
   Demand, savings and money market        $26,677        $27,475
   Time                                     17,173         17,125
   Foreign                                   3,025          3,049
                                           ----------------------
     Total deposits                         46,875         47,649
Borrowed funds
   Bank notes and senior debt               10,558          9,826
   Federal funds purchased                     771          3,632
   Repurchase agreements                     1,041            714
   Other borrowed funds                      5,759          3,753
   Subordinated debt                         1,843          1,697
                                           ----------------------
     Total borrowed funds                   19,972         19,622
                                           ----------------------
       Total                               $66,847        $67,271
==================================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. The minimum regulatory capital ratios are 4% for Tier I risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as well capitalized, regulators require banks to maintain capital ratios of at least 6% for Tier I, 10% for total risk-based and 5% for leverage. At September 30, 1998, the Corporation and each bank subsidiary met the well capitalized capital ratio requirements.


RISK-BASED CAPITAL

                                        September 30  December 31
Dollars in millions                             1998         1997
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                  $ 5,479      $ 5,069
     Preferred                                   314          315
   Trust preferred capital securities            850          650
   Goodwill and other                         (1,305)        (949)
   Net unrealized securities losses              (17)          23
                                             --------------------
     Tier I risk-based capital                 5,321        5,108
   Subordinated debt                           1,640        1,666
   Eligible allowance for credit losses          816          861
                                             --------------------
     Total risk-based capital                $ 7,777      $ 7,635
                                             ====================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments           $71,178      $68,756
   Average tangible assets                    74,065       69,948
                                             ====================
Capital ratios
   Tier I risk-based                            7.48%        7.43%
   Total risk-based                            10.93        11.11
   Leverage                                     7.18         7.30
==================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In April 1998, the Corporation issued $140 million of 6.5% subordinated notes that qualify as Tier II risk-based capital. In June 1998, the Corporation issued $200 million of floating rate mandatorily redeemable capital securities bearing interest at a rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at September 30, 1998 was 6.195%. These mandatorily redeemable capital securities qualify as Tier I risk-based capital.

In May 1998, the Corporation called $39 million of 8.25% convertible subordinated debentures at par redeemable in June. Prior to the redemption date, these debentures were converted into common stock at a conversion price of $23.41. The conversion of these debentures resulted in a corresponding increase in shareholders' equity.


                                 PNC BANK CORP.

                                      ----

During the first nine months of 1998, PNC Bank repurchased 4.8 million shares of common stock. The Corporation's board of directors authorized in April 1998 the repurchase of up to 10 million shares of common stock through April 30, 1999. Approximately 9.0 million shares remain under this authorization.

YEAR 2000 READINESS

The Corporation has been working since 1995 to prepare its computer systems and applications to meet the year 2000 challenge. This process involves reviewing, modifying and replacing existing hardware, software and embedded chip technology systems, as necessary, and communicating with external service providers and customers as to whether they are addressing their year 2000 issues. The Corporation is also assessing the potential for computer systems of third parties such as vendors, customers, governmental entities and others to impact the Corporation's business operations. The Corporation has not identified any material third party problems to date, but continues to assess the situation.

Given the Corporation's common technology infrastructure and the progress made to date, management estimates that the review and modification of its computer systems and applications will be substantially completed by December 31, 1998. As of October 31, 1998, approximately 90% of the Corporation's internally supported mainframe, mid-range and PC client-server systems have been tested and returned to production as year 2000 ready. Also, approximately 90% of the Corporation's non-PC related hardware and systems software have been tested and determined to be year 2000 ready.

The Corporation has also undertaken an organization-wide assessment of year 2000 issues relating to its mission critical systems which utilize embedded chip technologies. As of October 31, 1998, the assessment of embedded chip technology systems is approximately 90% complete. No significant problems have been identified to date with respect to embedded chip technology systems.

The Corporation is taking steps designed to determine the year 2000 preparedness of its 1,300 identified mission critical service providers and approximately 3,000 largest lending relationships. The assessment of the year 2000 preparedness of critical service providers is scheduled for completion by year-end 1998. The assessment of the Corporation's largest lending relationships is ongoing; PNC Bank intends to follow up with inquiries during the remainder of 1998 and in 1999.

During the spring of 1999, PNC Bank plans to conduct fully integrated testing of its systems and applications to determine whether its mission critical application systems will perform their functions in coordination with one another. The mission critical applications systems will be tested on year 2000-compliant hardware and software using dates of December 31, 1999, January 3, 2000, February 29, 2000 and additional dates, if determined to be appropriate. The Corporation also intends to conduct testing during 1999 with those mission critical vendors that provide systems-related services.

The estimated total cost to become year 2000 compliant, which is being expensed as incurred, is approximately $30 million. Through September 30, 1998, the Corporation has expensed approximately $18 million related to the year 2000 effort and anticipates that approximately 25% of the remaining costs will be incurred in the fourth quarter of 1998. Of the projected total year 2000 expenses, approximately 45% relate to internally allocated information technology costs. No significant outlays have been made to replace existing systems solely for year 2000 compliance reasons. The costs and the timetable in which the Corporation plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Corporation can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Contingency plans have been completed for all systems and applications that were not remediated and tested by October 31, 1998. Contingency plans are also being developed for critical service providers as determined appropriate based on their responses to the Corporation's year 2000 readiness inquiries. Additionally, the Corporation is presently reviewing and finalizing business continuity and disaster recovery plans for each line of business. All contingency plans will be subject to review during the next 15 months and modified when necessary or appropriate. Certain contingency plans will be tested during 1999.

PNC Bank's year 2000 remedial efforts and contingency plans are subject to oversight and regulation by certain federal bank regulatory authorities.

It is not possible to predict with certainty all of the adverse effects that could result from a failure of the Corporation or of third parties to become fully year 2000 compliant or whether such effects could have a material impact on the Corporation. However, if the Corporation were to fail to correct its internal year 2000 problems, or if one or more of its third party providers are unable due to year 2000 issues to provide services required by the Corporation, a disruption of operations, resulting in increased operating costs and other adverse effects, could result. In addition, to the extent customers' financial positions are weakened due to year 2000 issues, credit quality could be adversely affected.


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

CREDIT RISK Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through diversification, limiting exposure to any single industry or customer, requiring collateral or selling participations to third parties and purchasing credit-related derivatives.

NONPERFORMING ASSETS

                                      September 30  December 31
Dollars in millions                           1998         1997
----------------------------------------------------------------
Nonperforming loans
   Commercial                                 $148         $128
   Commercial real estate
     Mortgage                                   44           84
     Real estate project                        29           10
   Residential mortgage                         56           44
   Consumer                                      5           10
                                              -----------------
     Total nonperforming loans                 282          276
Foreclosed assets
   Commercial real estate                       20           27
   Residential mortgage                         18           21
   Other                                         9            9
                                              -----------------
     Total foreclosed assets                    47           57
                                              -----------------
     Total nonperforming assets               $329         $333
                                              =================
Nonperforming loans to loans                   .50%         .51%
Nonperforming assets to loans and
   foreclosed assets                           .58          .61
Nonperforming assets to assets                 .43          .44
================================================================

The amount of nonperforming loans that were current as to principal and interest was $30 million at September 30, 1998 and $34 million at December 31, 1997. There were no restructured loans outstanding as of either period end presented.

The increase in nonperforming loans from December 31, 1997 reflected $40 million related to AHERF that became nonperforming in the third quarter while all other nonperforming loans declined $34 million.

CHANGE IN NONPERFORMING ASSETS
In millions                                   1998         1997
----------------------------------------------------------------
January 1                                    $ 333        $ 459
Transferred from accrual                       216          232
Returned to performing                         (11)         (20)
Principal reductions                          (139)        (154)
Sales                                          (40)         (73)
Charge-offs and valuation adjustments          (30)         (50)
                                             ------------------
   September 30                              $ 329        $ 394
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                  Amount                  Percent of Loans
                       ---------------------------  ---------------------------
                       September 30   December 31   September 30  December 31
Dollars in millions            1998          1997           1998         1997
-------------------------------------------------------------------------------
Consumer
   Guaranteed education        $ 22          $ 26           1.96%        2.32%
   Credit card                   70            69           1.81         1.80
   Other                         31            32            .31          .33
                               ------------------
     Total consumer             123           127            .82          .87
Residential mortgage             56            60            .45          .47
Commercial                       58            78            .22          .39
Commercial real estate           30            23           1.06          .59
                               ------------------
   Total                       $267          $288            .47          .53
===============================================================================

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes allocations to specific problem loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by risk rating and industry classifications and based on management's judgment concerning historical loss trends and other relevant factors. These factors may include, among others, local, regional, national and global economic conditions, portfolio concentrations, industry competition and consolidation and the impact of government regulation. Consumer and residential mortgage loan allocations are based on historical loss experience adjusted for portfolio activity and current economic conditions.

ALLOWANCE FOR CREDIT LOSSES
In millions                                   1998         1997
----------------------------------------------------------------
January 1                                    $ 972       $1,166
Charge-offs                                   (321)        (280)
Recoveries                                      54           88
                                             ------------------
   Net charge-offs                            (267)        (192)
Provision for credit losses                    110           45
Acquisitions                                     1            8
                                             ------------------
   September 30                              $ 816       $1,027
================================================================

The allowance as a percent of nonperforming loans and period-end loans was 289% and 1.44%, respectively, at September 30, 1998. The comparable year-end 1997 amounts were 352% and 1.79%.



                                 PNC BANK CORP.

                                      ----

CHARGE-OFFS AND RECOVERIES
Nine months ended                                   Net  Percent of
September 30 -            Charge-               Charge-     Average
dollars in millions          offs  Recoveries      offs       Loans
--------------------------------------------------------------------
1998
Consumer (excluding
   credit card)              $ 67         $27      $ 40         .48%
Credit card                   220          12       208        7.05
Residential mortgage            6           1         5         .05
Commercial                     21          12         9         .05
Commercial real estate          7           2         5         .21
                             --------------------------
   Total                     $321         $54      $267         .65
--------------------------------------------------------------------
1997
Consumer (excluding
   credit card)              $ 80         $27      $ 53         .62%
Credit card                   154          20       134        5.16
Residential mortgage            8           1         7         .07
Commercial                     31          34        (3)       (.02)
Commercial real estate          7           6         1         .03
                             --------------------------
   Total                     $280         $88      $192         .49
====================================================================

LIQUIDITY RISK Liquidity represents an institution's ability to obtain funds at reasonable rates to satisfy commitments to borrowers, demands of depositors and debtholders and to invest in strategic initiatives. Liquidity risk represents the possibility that the Corporation would be unable to generate, or otherwise obtain, funds at reasonable rates to satisfy such obligations or investments.

Key factors affecting the Corporation's liquidity include the availability and distribution of funding by type and maturity, asset quality, current and future earnings expectations, market factors, and management and business outlooks and strategies.

Liquidity risk is centrally managed by Asset & Liability Management. The Corporation manages liquidity risk considering the trend of overnight funding and upcoming asset and liability maturities, product, customer and industry concentrations of wholesale funding, securities portfolio liquidity, market factors such as interest rate swap, bank note and subordinated debt spreads and the Corporation's earnings expectations.

Liquidity risk management is complemented by the Corporation's ability to raise funds in the capital markets through asset securitizations or sales. The ability to raise funds in the capital markets depends, among other factors, on credit ratings, market conditions, capital considerations and investor demand.

Liquid assets consist of short-term investments, loans held for sale and securities available for sale. At September 30, 1998, such assets totaled $12 billion, with $3.7 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages which may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At September 30, 1998, approximately $4.5 billion of residential mortgages were available as collateral for borrowings from the FHLB.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. The Corporation has unused capacity under effective shelf registration statements of approximately $1.3 billion of debt and equity securities and $400 million of trust preferred capital securities. During the first nine months of 1998, the Corporation issued $140 million of subordinated debt and $200 million of trust preferred capital securities. In addition, the Corporation has $500 million unused line of credit.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $876 million at September 30, 1998. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

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


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW


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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. Through the first nine months of 1998, the Corporation's interest rate risk exposures were consistently within policy limits. At September 30, 1998, if interest rates were to increase by 100 basis points over the next twelve months, net interest income would increase by 0.3%. If interest rates were to decrease by 100 basis points over the next twelve months, net interest income would decline by 0.4%.

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

Based on the results of the economic value of equity model at September 30, 1998, if interest rates were to increase by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.12% of assets. If interest rates were to decrease by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.19% of assets.

MARKET RISK Most of PNC Bank's trading activities are designed to provide capital markets services for Corporate Banking and Private Banking customers. While some market risk exposure is a necessary outgrowth of providing services to customers. The performance of PNC Bank's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

PNC Bank's market risk is predominantly related to interest rate risk associated with normal loan and deposit taking. Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the maximum loss due to a two standard deviation one day move. The combined period-end value-at-risk of all trading operations was less than $400 thousand at September 30, 1998.


                                 PNC BANK CORP.

                                      ----

FINANCIAL DERIVATIVES

A variety of off-balance-sheet financial derivatives are used as part of the overall risk management process to manage interest rate and credit risk inherent in the Corporation's line of business activities. Interest rate swaps and purchased interest rate caps and floors are the primary instruments used for interest rate risk management purposes. Interest rate swaps are agreements to exchange fixed and floating interest rate payments calculated on a notional principal amount. The floating rate is based on a money market index, primarily short-term LIBOR indices. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively.

Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Such contracts are primarily used to manage risk positions associated with certain mortgage banking activities.

Credit-related derivatives provide, for a fee, a guarantee of a portion of the credit risk associated with the underlying financial instruments. Such contracts are primarily used to manage credit risk and regulatory capital associated with commercial lending activities.

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

The following table sets forth changes in off-balance-sheet financial derivatives used for risk management during the first nine months of 1998.


FINANCIAL DERIVATIVES ACTIVITY                                                                                           Weighted-
                                                                                                                           Average
1998 - dollars in millions                         January 1    Additions    Maturities  Terminations  September 30       Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                  $ 4,320       $ 5,155      $ (1,547)      $(1,040)      $ 6,888   2 yr.  6 mo.
     Pay fixed                                          448           301           (94)         (636)           19         11 mo.
     Basis swaps                                      1,011           810           (67)                      1,754   4 yr.  9 mo.
   Interest rate caps                                   542           227          (116)           (5)          648   4 yr.  3 mo.
   Interest rate floors                               3,645         3,404        (2,100)         (100)        4,849   1 yr.  7 mo.
                                                    ---------------------------------------------------------------
       Total interest rate risk management            9,966         9,897        (3,924)       (1,781)       14,158

Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                  1,652        15,343       (13,808)                      3,187          2 mo.
       Commitments to sell loans                      1,335        20,598       (18,928)                      3,005          2 mo.
       Options                                           58           663          (490)                        231          2 mo.
     Interest rate floors - MSR                       1,470         3,875                        (950)        4,395   4 yr.  9 mo.
                                                    ---------------------------------------------------------------
       Total residential                              4,515        40,479       (33,226)         (950)       10,818
   Commercial                                                         598                        (100)          498   7 yr.
                                                    ---------------------------------------------------------------
       Total mortgage banking activities              4,515        41,077       (33,226)       (1,050)       11,316
Credit-related activities
   Credit default swaps                                             4,305                                     4,305   3 yr.
                                                    ---------------------------------------------------------------
       Total                                        $14,481       $55,279      $(37,150)      $(2,831)      $29,779
===================================================================================================================================

During the first nine months of 1998, financial derivatives used in interest rate risk management increased net interest income by $9 million compared with an $8 million decrease in the prior-year period.


                                 PNC BANK CORP.

                                      ----

FINANCIAL REVIEW


The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve.


FINANCIAL DERIVATIVES
                                                                                                   Weighted-Average Interest Rates
                                                                  Notional          Estimated      -------------------------------
September 30, 1998 - dollars in millions                             Value         Fair Value           Paid          Received
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                           $ 5,550               $119           4.82%             5.98%
       Pay fixed designated to loans                                     5                              6.23              4.77
       Basis swaps designated to other earning assets                  300                  5           4.29              4.98
     Interest rate caps designated to loans (2)                        648                  3
     Interest rate floors designated to loans (3)                    4,849                 12
                                                                   --------------------------
         Total asset rate conversion                                11,352                139
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                     325                 19           4.87              6.32
         Borrowed funds                                              1,013                 68           4.98              6.19
       Pay fixed designated to borrowed funds                           14                  1           5.62              5.50
       Basis swaps designated to borrowed funds                      1,454                  9           4.89              4.89
                                                                   --------------------------
         Total liability rate conversion                             2,806                 97
                                                                   --------------------------
           Total interest rate risk management                      14,158                236
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                                 3,187                 (1)
       Commitments to sell loans                                     3,005                (13)
       Options                                                         231                  3
     Interest rate floors - MSR (3)                                  4,395                 78
                                                                   --------------------------
         Total residential                                          10,818                 67
   Commercial                                                          498                (12)
                                                                   --------------------------
         Total mortgage banking activities                          11,316                 55
Credit-related activities
   Credit default swaps                                              4,305
                                                                   --------------------------
         Total financial derivatives                               $29,779               $291
===================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 48% were based on 1-month LIBOR, 47% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $228 million, $187 million and $230 million require the counterparty to pay the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.32%, 1-month LIBOR over a weighted-average strike of 5.94% and Prime over a weighted-average strike of 8.85%, respectively. At September 30, 1998, 3-month LIBOR was 5.31%, 1-month LIBOR was 5.38% and Prime was 8.5%.
(3) Interest rate floors with notional values of $4.5 billion, $2.6 billion and $1.8 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 5.00% over 3-month LIBOR and the weighted-average strike of 5.39% over 10-year CMT and weighted-average strike of 5.18% over 10-year CMS, respectively. At September 30, 1998, 3-month LIBOR was 5.31%, 10-year CMT was 4.44% and 10-year CMS was 5.30%.

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

OTHER DERIVATIVES
                                               Positive   Negative
                                     Notional      Fair       Fair   Net Asset
September 30, 1998 - in millions        Value     Value      Value  (Liability)
--------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                            $ 9,227      $ 88      $(109)       $(21)
     Caps/floors
       Sold                             2,477                   (6)         (6)
       Purchased                        1,996        14                     14
   Foreign exchange                     2,379        25        (16)          9
   Other                                1,794         8         (7)          1
                                      ----------------------------------------
   Total customer-related              17,873       135       (138)         (3)
Other                                     727         1                      1
                                      ----------------------------------------
   Total other derivatives            $18,600      $136      $(138)       $ (2)
================================================================================


                                 PNC BANK CORP.

                                      ----

THIRD QUARTER 1998 VS. THIRD QUARTER 1997

Net income for the third quarter of 1998 totaled $281 million or $.91 per diluted share compared with $262 million or $.83 per diluted share a year ago. Returns on average common shareholders' equity and average assets were 20.52% and 1.48%, respectively, in the third quarter of 1998 compared with 20.11% and 1.47% in the prior-year quarter.

Taxable-equivalent net interest income increased $25 million to $653 million in the third quarter of 1998. The net interest margin was 3.81% compared with 3.89% in the year-earlier period and 3.81% in the second quarter of 1998.

The provision for credit losses was $45 million in the third quarter of 1998 compared with $20 million last year.

Noninterest income was $676 million in the third quarter of 1998, an increase of 47% compared with the third quarter of 1997. Asset management, mutual fund servicing, consumer services, corporate finance and capital markets, and mortgage banking revenues each grew 20% or more compared with the prior year quarter. In addition, noninterest income included $30 million of gains from the sales of eight branches in Kentucky and Indiana that offset the impact of valuation adjustments on certain market-sensitive asset positions. Noninterest income also included $55 million of trading gains and $51 million of net securities gains resulting from mortgage banking hedging activities that offset an increase in the amortization of residential MSR.

Asset management and mutual fund servicing fees grew 24% and 33%, respectively, from the third quarter of 1997 reflecting significant new business.

Consumer services revenue increased $20 million or 25% compared with the third quarter of 1997 primarily due to growth in credit card accounts.

Corporate finance and capital markets fees increased 25% to $57 million in the third quarter of 1998 resulting from higher treasury management and capital markets fees.

Mortgage banking revenue grew $14 million or 20% from the prior-year quarter primarily due to higher servicing income reflecting the impact of servicing portfolio acquisitions and significant mortgage refinance activity. Residential mortgage originations totaled $3.1 billion compared with $1.7 billion in the year-earlier period. At September 30, 1998, approximately $60.3 billion of mortgages were serviced compared with $41.0 billion in the prior-year period.

Noninterest expense of $843 million increased $191 million compared with the third quarter of 1997. The increase was primarily due to higher amortization of residential MSR, the impact of the Midland acquisition and incentive compensation commensurate with revenue growth.

Total assets were $76.2 billion at September 30, 1998. Average earning assets increased $4.0 billion from the prior-year quarter to $68.0 billion primarily due to higher loans and loans held for sale. Average loans grew $2.7 billion to $55.9 billion, a 5.1% increase from the prior year. Growth in commercial loans more than offset a decline in residential mortgages and downsizing of the indirect automobile lending portfolio. The increase in commercial loans was primarily in middle market and secured lending. Loans represented 82.3% of average earning assets in the third quarter of 1998 compared with 83.2% a year ago. Average loans held for sale increased $2.3 billion reflecting higher residential mortgage originations and the commercial mortgage inventory of Midland. Average securities available for sale decreased $1.1 billion to $7.1 billion or 10.4% of average earning assets.

Net charge-offs were $88 million in the third quarter of 1998 compared with $73 million in the third quarter of last year. The corresponding ratios of net charge-offs as a percentage of average loans were 0.62% and 0.54%, respectively.

Average deposits decreased slightly to $44.5 billion in comparison with the prior-year period and represented 59.1% of total sources of funds.

Shareholders' equity totaled $5.8 billion at the end of the third quarter. At September 30, 1998 the leverage ratio was 7.18% and Tier I and Total risk-based capital ratios were 7.48% and 10.93%, respectively.


                                 PNC BANK CORP.

                                      ----
                                       21

CONSOLIDATED STATEMENT OF INCOME

                                                                           Three months ended           Nine months ended
                                                                              September 30                 September 30
                                                                      ----------------------------------------------------
In thousands, except per share data                                         1998         1997           1998         1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $1,166,728   $1,101,508     $3,424,186   $3,236,193
Securities available for sale                                            102,569      125,347        323,816      420,587
Other                                                                     84,989       43,489        210,758      112,880
                                                                      ---------------------------------------------------
  Total interest income                                                1,354,286    1,270,344      3,958,760    3,769,660

INTEREST EXPENSE
Deposits                                                                 371,563      372,860      1,095,409    1,087,015
Borrowed funds                                                           336,676      277,567        949,450      819,628
                                                                      ---------------------------------------------------
  Total interest expense                                                 708,239      650,427      2,044,859    1,906,643
                                                                      ---------------------------------------------------
  Net interest income                                                    646,047      619,917      1,913,901    1,863,017
Provision for credit losses                                               45,000       20,000        110,000       45,000
                                                                      ---------------------------------------------------
  Net interest income less provision for credit losses                   601,047      599,917      1,803,901    1,818,017

NONINTEREST INCOME
Asset management                                                         143,018      115,197        420,969      332,596
Mutual fund servicing                                                     47,373       35,608        133,900      103,799
Service charges on deposits                                               52,598       50,899        150,307      152,231
Consumer services                                                         97,966       78,260        273,638      224,421
Corporate finance and capital markets                                     57,414       45,987        174,733      143,012
Mortgage banking                                                          85,988       71,956        246,873      155,453
Net securities gains (losses)                                             50,842       (2,657)        76,574       27,139
Other                                                                    140,671       63,997        348,994      198,266
                                                                      ---------------------------------------------------
  Total noninterest income                                               675,870      459,247      1,825,988    1,336,917

NONINTEREST EXPENSE
Staff expense                                                            335,260      308,492      1,023,230      918,757
Net occupancy and equipment                                               98,928       90,704        297,164      271,769
Amortization                                                             175,068       48,459        303,350      117,817
Marketing                                                                 14,407       11,376         78,531       59,653
Distributions on capital securities                                       16,396       13,192         43,503       30,015
Other                                                                    203,121      179,932        619,301      548,327
                                                                      ---------------------------------------------------
  Total noninterest expense                                              843,180      652,155      2,365,079    1,946,338
                                                                      ---------------------------------------------------
  Income before income taxes                                             433,737      407,009      1,264,810    1,208,596
Income taxes                                                             153,149      145,414        434,551      421,617
                                                                      ---------------------------------------------------
  Net income                                                          $  280,588   $  261,595     $  830,259   $  786,979
                                                                      ===================================================


EARNINGS PER COMMON SHARE
Basic                                                                       $.92         $.84          $2.71        $2.47
Diluted                                                                      .91          .83           2.68         2.44
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                 PNC BANK CORP.

                                      ----

CONSOLIDATED BALANCE SHEET

                                                                           September 30   December 31
Dollars in millions, except par value                                              1998          1997
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $ 1,982       $ 4,303
Short-term investments                                                              832         1,526
Loans held for sale                                                               3,833         2,324
Securities available for sale                                                     7,152         8,522
Loans, net of unearned income of $445 and $412                                   56,752        54,245
   Allowance for credit losses                                                     (816)         (972)
                                                                                ----------------------
   Net loans                                                                     55,936        53,273
Other                                                                             6,503         5,172
                                                                                ----------------------
   Total assets                                                                 $76,238       $75,120
                                                                                ======================

LIABILITIES
Deposits
   Noninterest-bearing                                                          $ 9,136       $10,158
   Interest-bearing                                                              37,739        37,491
                                                                                ----------------------
     Total deposits                                                              46,875        47,649
Borrowed funds
   Bank notes and senior debt                                                    10,558         9,826
   Federal funds purchased                                                          771         3,632
   Repurchase agreements                                                          1,041           714
   Other borrowed funds                                                           5,759         3,753
   Subordinated debt                                                              1,843         1,697
                                                                                ----------------------
     Total borrowed funds                                                        19,972        19,622
Other                                                                             2,750         1,815
                                                                                ----------------------
   Total liabilities                                                             69,597        69,086
                                                                                ----------------------

Mandatorily redeemable capital securities of subsidiary trusts                      848           650

SHAREHOLDERS' EQUITY
Preferred stock                                                                       7             7
Common stock - $5 par value
   Authorized: 450,000,000 shares
   Issued: 352,822,767 and 348,447,600 shares                                     1,764         1,742
Capital surplus                                                                   1,178         1,042
Retained earnings                                                                 5,105         4,641
Deferred benefit expense                                                            (54)          (41)
Accumulated other comprehensive income (loss)                                        17           (23)
Common stock held in treasury at cost: 51,937,391 and 48,017,641 shares          (2,224)       (1,984)
                                                                                ----------------------
   Total shareholders' equity                                                     5,793         5,384
                                                                                ----------------------
   Total liabilities, capital securities and shareholders' equity               $76,238       $75,120
======================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                 PNC BANK CORP.

                                      ----

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine months ended September 30 - in millions                                                   1998       1997
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $    830   $    787
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                                  110         45
   Depreciation, amortization and accretion                                                     431        256
   Deferred income taxes                                                                         73         93
   Net securities gains                                                                         (76)       (27)
   Net gain on sales of assets                                                                 (235)      (136)
Changes in
   Loans held for sale                                                                       (1,509)      (457)
   Other                                                                                       (621)        77
                                                                                           --------------------
     Net cash (used) provided by operating activities                                          (997)       638

INVESTING ACTIVITIES
Net change in loans                                                                          (4,070)    (3,862)
Repayment of securities available for sale                                                    1,599      1,344
Sales
   Securities available for sale                                                              9,786      7,307
   Loans                                                                                      1,503      2,144
   Foreclosed assets                                                                             47         85
Purchases
   Securities available for sale                                                             (9,243)    (4,698)
   Loans                                                                                        (79)      (421)
Net cash paid for acquisitions/divestitures                                                  (1,074)
Other                                                                                           203       (408)
                                                                                           --------------------
     Net cash (used) provided by investing activities                                        (1,328)     1,491

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                              (1,022)    (1,023)
   Interest-bearing deposits                                                                    890        147
   Federal funds purchased                                                                   (2,861)    (2,194)
Sale/issuance
   Bank notes and senior debt                                                                 8,228      7,288
   Repurchase agreements                                                                     84,509     60,301
   Other borrowed funds                                                                      76,483     74,026
   Subordinated debt                                                                            140        350
   Capital securities                                                                           198        300
   Common stock                                                                                 114        131
Repayment/maturity
   Bank notes and senior debt                                                                (7,496)    (4,910)
   Repurchase agreements                                                                    (84,182)   (60,057)
   Other borrowed funds                                                                     (74,358)   (75,451)
   Subordinated debt                                                                             (2)
Acquisition of treasury stock                                                                  (270)    (1,228)
Cash dividends paid                                                                            (367)      (365)
                                                                                           --------------------
     Net cash provided (used) by financing activities                                             4     (2,685)
                                                                                           --------------------
DECREASE IN CASH AND DUE FROM BANKS                                                          (2,321)      (556)
     Cash and due from banks at beginning of year                                             4,303      4,016
                                                                                           --------------------
     Cash and due from banks at end of period                                              $  1,982   $  3,460
================================================================================================================
CASH PAID FOR
   Interest                                                                                $  2,047   $  1,929
   Income taxes                                                                                 262        303
NONCASH ITEMS
   Transfers from loans to other assets                                                          33         57
   Conversion of debt to equity                                                                  55          7
================================================================================================================

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

The allowance is maintained at a level management believes is sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

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

Credit-related derivatives are entered into to manage credit risk and regulatory capital associated with commercial lending activities. If the credit-related derivative qualifies for hedge accounting treatment, the premium paid to enter the credit-related derivative is recorded in other assets and is deferred and amortized to noninterest income over the life of the agreement. Changes in the fair value of credit-related derivatives qualifying for hedge accounting treatment are reflected in the Corporation's financial position and have no impact on results of operations.

If the credit-related derivative does not qualify for hedge accounting treatment or if the Corporation is the seller of credit protection, the credit-related derivative is marked to market with gains or losses included in results of operations.


                                 PNC BANK CORP.

                                      ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMPREHENSIVE INCOME Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on securities available for sale to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, unrealized gains or losses were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 had no impact on net income or shareholders' equity. Comprehensive income was $313 million in the third quarter and $870 million in the first nine months of 1998 compared with $311 million and $820 million, respectively, in 1997.

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

SFAS No. 132 "Employer's Disclosures About Pensions and Other Postretirement Benefits," is effective for fiscal years beginning after December 15, 1997. This statement standardizes and combines the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. This standard, when implemented, will impact financial statement footnote disclosure only and will not impact the reported financial position or results of operations of the Corporation.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be adopted in years beginning after June 15, 1999, although early adoption is permitted. The Corporation expects to adopt the new statement effective January 1, 2000. This statement requires the Corporation to recognize all financial derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge as defined by the statement, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings based on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what effect this statement will have on results of operations and the financial position of the Corporation.

SFAS 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (an amendment of SFAS 65), is effective January 1, 1999, although early application is permitted. This statement requires the Corporation to classify all mortgage-backed securities or other interests retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that the Corporation commits to sell before or during the securitization process must be classified as trading securities. At the time of implementation, this standard permits a one-time reclassification of mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category. Management does not believe that this statement will have a material impact on results of operations or the financial position of the Corporation.

CASH FLOWS

During the first nine months of 1998, net acquisition and divestiture activity which affected cash flows consisted of $539 million in acquired assets, $535 million in divested liabilities, cash payments totaling $1.1 million and receipt of $30 million in cash and due from banks. The Corporation did not have any acquisition or divestiture activity which affected cash flows during the first nine months of 1997.

                                 PNC BANK CORP.

                                      ----

SECURITIES AVAILABLE FOR SALE

The following table sets forth the amortized cost and fair value of the Corporation's securities portfolio, all of which is available for sale.


                                                           September 30, 1998                         December 31, 1997
                                               ------------------------------------------------------------------------------------
                                                              Unrealized                                  Unrealized
                                               Amortized    ---------------       Fair     Amortized    ----------------      Fair
In millions                                         Cost    Gains    Losses      Value          Cost    Gains     Losses     Value
-----------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury and government agencies          $1,573      $59               $1,632        $1,102      $ 4        $ 1    $1,105
   Mortgage backed                                 3,761        6       $16      3,751         4,672        4         53     4,623
   Asset backed                                      983        6                  989         2,079        5          1     2,083
   State and municipal                               132        6                  138           170        7                  177
   Other debt                                         33        5         3         35            34                   1        33
                                                  --------------------------------------------------------------------------------
     Total debt securities                         6,482       82        19      6,545         8,057       20         56     8,021
Corporate stocks and other                           644                 37        607           501        3          3       501
                                                  --------------------------------------------------------------------------------
     Total securities available for sale          $7,126      $82       $56     $7,152        $8,558      $23        $59    $8,522
===================================================================================================================================

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                      September 30  December 31
In millions                                   1998         1997
----------------------------------------------------------------
Nonperforming loans                           $282         $276
Foreclosed assets                               47           57
                                              -----------------
   Total nonperforming assets                 $329         $333
================================================================


ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                   1998         1997
----------------------------------------------------------------
Allowance at January 1                        $ 972      $1,166
Charge-offs
   Consumer (excluding credit card)             (67)        (80)
   Credit card                                 (220)       (154)
   Residential mortgage                          (6)         (8)
   Commercial                                   (21)        (31)
   Commercial real estate                        (7)         (7)
                                              -----------------
     Total charge-offs                         (321)       (280)
Recoveries
   Consumer (excluding credit card)              27          27
   Credit card                                   12          20
   Residential mortgage                           1           1
   Commercial                                    12          34
   Commercial real estate                         2           6
                                              -----------------
     Total recoveries                            54          88
                                              -----------------
   Net charge-offs                             (267)       (192)
Provision for credit losses                     110          45
Acquisitions                                      1           8
                                              -----------------
   Allowance at September 30                  $ 816      $1,027
================================================================


FINANCIAL DERIVATIVES

The notional and fair values of financial derivatives used for risk management were as follows:

                                 Positive               Negative
                      Notional       Fair    Notional       Fair
In millions              Value      Value       Value      Value
-----------------------------------------------------------------
SEPTEMBER 30, 1998
Interest rate
   Swaps               $ 8,156       $221      $  505
   Caps                    648          3
   Floors                4,500         20         349       $ (8)
                       -----------------------------------------
Total interest rate
   risk management      13,304        244         854         (8)
Mortgage banking
   activities            4,626         81       6,690        (26)
Credit default swaps     4,305
                       -----------------------------------------
    Total              $22,235       $325      $7,544       $(34)
=================================================================
DECEMBER 31, 1997
Interest rate
   Swaps               $ 4,849       $106      $  930       $(10)
   Caps                    542          4
   Floors                3,500          6         145         (1)
                       -----------------------------------------
Total interest rate
   risk management       8,891        116       1,075        (11)
Mortgage banking
   activities            1,528         28       2,987         (6)
                       -----------------------------------------
    Total              $10,419       $144      $4,062       $(17)
=================================================================


                                 PNC BANK CORP.

                                      ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other derivatives were as follows:

                                     Positive   Negative
                           Notional      Fair       Fair    Net Asset
In millions                   Value     Value      Value  (Liability)
----------------------------------------------------------------------
SEPTEMBER 30, 1998
Customer-related
   Interest rate
     Swaps                  $ 9,227      $ 88      $(109)       $(21)
     Caps/floors
       Sold                   2,477                   (6)         (6)
       Purchased              1,996        14                     14
   Foreign exchange           2,379        25        (16)          9
   Other                      1,794         8         (7)          1
                            -----------------------------------------
   Total customer-related    17,873       135       (138)         (3)
Other                           727         1                      1
                            -----------------------------------------
   Total other
    derivatives             $18,600      $136      $(138)       $ (2)
=====================================================================
DECEMBER 31, 1997
Customer-related
   Interest rate
     Swaps                  $ 3,518      $ 15      $ (14)       $  1
     Caps/floors
       Sold                   1,340                   (4)         (4)
       Purchased              1,215         4                      4
   Foreign exchange           1,700        23        (23)
   Other                        734         1         (1)
                            -----------------------------------------
   Total customer-related   $ 8,507      $ 43      $ (42)       $  1
=====================================================================

CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Mandatorily Redeemable Capital Securities of Subsidiary Trusts ("Capital Securities") include preferred beneficial interests in the assets of PNC Capital Trust C ("Trust C"). Trust C holds $200 million aggregate principal amount of certain junior subordinated debentures due June 1, 2028 issued by the Corporation bearing interest at a floating rate per annum equal to 3-Month LIBOR plus 57 basis points. The rate in effect at September 30, 1998 was 6.195%. Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by Trust C. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after June 1, 2008, at 100% of par.

EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted earnings per common share calculations.

                                                                                   Three months ended          Nine months ended
                                                                                      September 30               September 30
                                                                                -------------------------------------------------
In thousands, except per share data                                                 1998          1997         1998         1997
---------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                      $280,588      $261,595     $830,259     $786,979
Less: Preferred dividends declared                                                 4,837         4,860       14,529       14,604
                                                                                ------------------------------------------------
Net income applicable to basic earnings per common share                        $275,751      $256,735     $815,730     $772,375
                                                                                ------------------------------------------------

Basic weighted-average common shares outstanding                                 300,640       305,920      300,521      312,485
                                                                                ------------------------------------------------

BASIC EARNINGS PER COMMON SHARE                                                     $.92          $.84        $2.71        $2.47
                                                                                ================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                      $280,588      $261,595     $830,259     $786,979
Add: Interest expense on convertible debentures (net of tax)                           4           755          876        2,282
Less: Dividends declared on nonconvertible preferred stock                         4,538         4,537       13,613       13,612
                                                                                ------------------------------------------------
Net income applicable to diluted earnings per common share                      $276,054      $257,813     $817,522     $775,649
                                                                                ------------------------------------------------

Basic weighted-average common shares outstanding                                 300,640       305,920      300,521      312,485
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                    147           162          151          164
     Conversion of preferred stock Series C and D                                  1,134         1,227        1,153        1,252
     Conversion of debentures                                                         26         2,444        1,009        2,471
     Exercise of stock options                                                     1,606         1,785        1,966        1,787
     Incentive share awards                                                          633           309          502          306
                                                                                ------------------------------------------------
Diluted weighted-average common shares outstanding                               304,186       311,847      305,302      318,465
                                                                                ------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE                                                   $.91          $.83        $2.68        $2.44
=================================================================================================================================


                                 PNC BANK CORP.

                                      ----

LITIGATION

The Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 included a description of a consolidated class action complaint against the Corporation and certain officers, alleging violations of federal securities laws and related common law claims. The parties entered into a settlement agreement, which received final approval of the court on September 26, 1998. The settlement did not have a material impact on the Corporation's financial position or results of operations.

OTHER FINANCIAL INFORMATION

In connection with the Midlantic Corporation ("Midlantic") merger, borrowed funds of Midlantic in the aggregate principal amount of $300 million at September 30, 1998 were jointly and severally assumed by the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc.

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                        September 30    December 31
In millions                                     1998           1997
--------------------------------------------------------------------
ASSETS
Cash and due from banks                       $1,982         $4,302
Securities available for sale                  6,943          8,276
Loans, net of unearned income                 56,602         54,126
   Allowance for credit losses                  (816)          (971)
                                             ----------------------
   Net loans                                  55,786         53,155
Other assets                                   9,954          8,144
                                             ----------------------
     Total assets                            $74,665        $73,877
                                             ======================

LIABILITIES
Deposits                                     $46,945        $47,766
Borrowed funds                                18,755         18,437
Other liabilities                              1,924          1,145
                                             ----------------------
     Total liabilities                        67,624         67,348

Mandatorily redeemable capital
   securities of subsidiary trusts               350            350

SHAREHOLDER'S EQUITY                           6,691          6,179
                                             ----------------------
     Total liabilities, capital
       securities and shareholder's
       equity                                $74,665        $73,877
====================================================================


PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Nine months ended September 30 - in millions           1998          1997
--------------------------------------------------------------------------
Interest income                                      $3,923        $3,735
Interest expense                                      1,970         1,840
                                                     --------------------
  Net interest income                                 1,953         1,895
Provision for credit losses                             110            45
                                                     --------------------
  Net interest income less provision
     for credit losses                                1,843         1,850
Noninterest income                                    1,671         1,174
Noninterest expense                                   2,273         1,851
                                                     --------------------
  Income before income taxes                          1,241         1,173
Income taxes                                            438           416
                                                     --------------------
  Net income                                         $  803        $  757
==========================================================================

The amount of dividends that may be paid by bank subsidiaries to PNC Bancorp, Inc., a first-tier holding company, and in turn to the parent company, are subject to certain legal limitations. Without regulatory approval, the amount available for payment of dividends by all subsidiary banks to PNC Bancorp, Inc. was $876 million at September 30, 1998. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.


                                 PNC BANK CORP.

                                      ----

STATISTICAL INFORMATION


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                Nine months ended September 30
                                                          --------------------------------------------------------------------------
                                                                          1998                                 1997
                                                          --------------------------------------------------------------------------
Average balances in millions, interest in thousands         Average                    Average    Average                   Average
Taxable-equivalent basis                                   Balances     Interest  Yields/Rates   Balances    Interest  Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                      $ 3,059   $  161,386         7.03%    $ 1,329   $   72,910         7.32%
   Securities available for sale
     U.S. Treasury and government agencies                    5,179      220,032         5.67       6,389      286,726         5.99
     Other debt                                               1,672       80,956         6.46       2,143      106,048         6.60
     Other                                                      540       26,240         6.49         581       32,767         7.53
                                                            --------------------                  --------------------
     Total securities available for sale                      7,391      327,228         5.91       9,113      425,541         6.23
   Loans, net of unearned income
     Consumer (excluding credit card)                        11,073      706,157         8.53      11,352      718,838         8.47
     Credit card                                              3,942      407,307        13.81       3,475      329,478        12.68
     Residential mortgage                                    12,598      686,313         7.26      13,152      734,829         7.45
     Commercial                                              22,159    1,319,889         7.85      18,737    1,106,748         7.79
     Commercial real estate                                   3,224      208,249         8.52       4,067      266,849         8.65
     Other                                                    2,133      112,246         7.01       1,868       96,575         6.90
                                                            --------------------                  --------------------
     Total loans, net of unearned income                     55,129    3,440,161         8.29      52,651    3,253,317         8.21
   Other interest-earning assets                              1,042       49,832         6.35         900       40,170         5.92
                                                            --------------------                  --------------------
     Total interest-earning assets/interest income           66,621    3,978,607         7.94      63,993    3,791,938         7.87
Noninterest-earning assets
   Allowance for credit losses                                 (887)                               (1,100)
   Cash and due from banks                                    2,274                                 2,896
   Other assets                                               5,691                                 4,779
                                                            -------                               -------
     Total assets                                           $73,699                               $70,568
                                                            -------                               -------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                                $14,430      322,408         2.99     $13,318      285,676         2.87
     Savings                                                  2,644       39,196         1.98       2,919       43,030         1.97
     Other time                                              16,995      690,807         5.43      17,570      711,423         5.41
     Deposits in foreign offices                              1,017       42,998         5.57       1,127       46,886         5.49
                                                            --------------------                  --------------------
     Total interest-bearing deposits                         35,086    1,095,409         4.17      34,934    1,087,015         4.16
   Borrowed funds
     Bank notes and senior debt                              10,827      466,434         5.68       8,732      372,032         5.62
     Federal funds purchased                                  2,663      112,094         5.55       2,959      122,821         5.47
     Repurchase agreements                                    1,624       59,187         4.81         819       33,129         5.33
     Other borrowed funds                                     4,603      209,073         5.99       4,622      205,573         5.93
     Subordinated debt                                        1,784      102,662         7.67       1,452       86,073         7.91
                                                            --------------------                  --------------------
     Total borrowed funds                                    21,501      949,450         5.83      18,584      819,628         5.84
                                                            --------------------                  --------------------
     Total interest-bearing liabilities/interest expense     56,587    2,044,859         4.80      53,518    1,906,643         4.74
                                                            --------------------                  --------------------
Noninterest-bearing liabilities, capital securities and
   shareholders' equity
   Demand and other noninterest-bearing deposits              9,353                                 9,585
   Accrued expenses and other liabilities                     1,518                                 1,469
   Mandatorily redeemable capital securities
     of subsidiary trusts                                       733                                   498
   Shareholders' equity                                       5,508                                 5,498
                                                            -------                               -------
     Total liabilities, capital securities and
       shareholders' equity                                 $73,699                               $70,568
                                                            -------                     -----     -------                     -----
Interest rate spread                                                                     3.14                                  3.13
   Impact of noninterest-bearing liabilities                                              .72                                   .78
                                                                                        -----                                 -----
     Net interest income/margin                                       $1,933,748         3.86%              $1,885,295         3.91%
====================================================================================================================================

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest and average yields/rates of the related assets and liabilities. Average balances of securities available for sale are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


                                 PNC BANK CORP.

                                      ----

------------------------------------------------------------------------------------------------------------------------------------
              Third Quarter 1998                           Second Quarter 1998                           Third Quarter 1997
------------------------------------------------------------------------------------------------------------------------------------
  Average                            Average      Average                         Average     Average                       Average
 Balances         Interest      Yields/Rates     Balances      Interest      Yields/Rates    Balances       Interest   Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------
  $ 3,850       $   67,387            7.00%       $ 2,948    $   51,719            7.02%      $ 1,555     $   29,046         7.47%

    4,714           66,008            5.58          5,252        73,741            5.62         5,823         85,530         5.86
    1,842           29,233            6.35          1,531        24,710            6.46         1,824         30,155         6.61
      517            8,356            6.43            540         8,673            6.44           569         11,368         7.95
  ------------------------                        ---------------------                       ----------------------
    7,073          103,597            5.85          7,323       107,124            5.86         8,216        127,053         6.17

   11,038          235,510            8.47         10,995       234,621            8.56        10,996        235,885         8.51
    4,029          141,534           13.94          4,048       132,887           13.17         3,871        122,537        12.56
   12,455          224,636            7.21         12,560       228,036            7.26        13,503        252,315         7.47
   23,359          468,335            7.84         22,425       444,909            7.85        18,839        373,402         7.76
    2,850           62,978            8.65          3,206        66,593            8.22         4,041         89,227         8.64
    2,207           38,972            7.06          2,114        37,038            7.01         1,952         33,884         6.94
  ------------------------                        ---------------------                       ----------------------
   55,938        1,171,965            8.28         55,348     1,144,084            8.23        53,202      1,107,250         8.23
    1,097           17,822            6.41          1,069        16,576            6.18           981         14,509         5.82
  ------------------------                        ---------------------                       ----------------------
   67,958        1,360,771            7.92         66,688     1,319,503            7.89        63,954      1,277,858         7.92

     (830)                                           (885)                                     (1,059)
    2,022                                           2,020                                       2,878
    6,140                                           5,809                                       4,808
  -------                                         -------                                     -------
  $75,290                                         $73,632                                     $70,581
  -------                                         -------                                     -------



  $14,787          113,212            3.04        $14,344       105,649            2.95       $13,715        103,872         3.00
    2,610           12,991            1.97          2,675        13,227            1.98         2,773         13,850         1.98
   16,896          230,355            5.41         16,749       226,830            5.43        17,336        238,948         5.47
    1,060           15,005            5.54          1,188        16,618            5.53         1,128         16,190         5.62
  ------------------------                        ---------------------                       ----------------------
   35,353          371,563            4.17         34,956       362,324            4.15        34,952        372,860         4.23

   11,845          171,626            5.67         10,643       152,880            5.68         9,337        135,910         5.70
    2,496           35,689            5.60          3,089        43,055            5.51         2,342         33,220         5.55
    1,587           19,407            4.79          1,762        21,177            4.75           935         12,600         5.27
    4,871           74,815            6.01          4,524        68,227            5.97         4,221         63,686         6.03
    1,843           35,139            7.63          1,826        34,854            7.64         1,649         32,151         7.80
  ------------------------                        ---------------------                       ----------------------
   22,642          336,676            5.83         21,844       320,193            5.81        18,484        277,567         5.92
  ------------------------                        ---------------------                       ----------------------
   57,995          708,239            4.82         56,800       682,517            4.79        53,436        650,427         4.82
  ------------------------                        ---------------------                       ----------------------


    9,169                                           9,213                                       9,654
    1,632                                           1,445                                       1,460

      848                                             698                                         650
    5,646                                           5,476                                       5,381
  -------                                         -------                                     -------
  $75,290                                         $73,632                                     $70,581
  -------                            --------------------                         -------------------                       -----
                                      3.10                                         3.10                                      3.10
                                       .71                                          .71                                       .79
                                     -----                                        -----                                     -----
                $  652,532            3.81%                  $  636,986            3.81%                  $  627,431         3.89%
====================================================================================================================================


                                 PNC BANK CORP.

                                      ----

QUARTERLY REPORT ON FORM 10-Q


Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of October 30, 1998, PNC Bank Corp. had 300,900,627 shares of common stock ($5 par value) outstanding.

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

           Cross-Reference                              Page(s)
           ----------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Consolidated Statement of Income for the
             three months and nine months ended
             September 30, 1998 and 1997                    22
           Consolidated Balance Sheet as of
             September 30, 1998 and December 31,            23
             1997
           Consolidated Statement of Cash Flows for
             the nine months ended September 30,
             1998 and 1997                                  24
           Notes to Consolidated Financial               25-29
             Statements
           Consolidated Average Balance Sheet and
             Net Interest Analysis                       30-31
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                   2-21
Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                           17-18
---------------------------------------------------------------

PART II    OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form
10-Q:

 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends
 27       Financial Data Schedule
 99       Tax Opinion of Arnold & Porter
---------------------------------------------------------------

Copies of these Exhibits may be accessed electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Lynn F. Evans, Director, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or to financial.reporting@pncbank.com.

Since June 30, 1998, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K dated as of July 16, 1998, reporting the Corporation's consolidated financial results for the three months and six months ended June 30, 1998, filed pursuant to Item 5.

Form 8-K dated as of October 15, 1998, reporting the Corporation's consolidated financial results for the three months and nine months ended September 30, 1998, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 16, 1998, on its behalf by the undersigned thereunto duly authorized.

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

     By writing to Lynn F. Evans, Director, Financial Reporting, at corporate headquarters.

     By calling (412) 762-1553 or via e-mail to financial.reporting@pncbank.com.

INTERNET INFORMATION

Information about PNC Bank Corp.'s financial results and its products and services is available on the Internet at http://www.pncbank.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                          Cash
                                                     Dividends
1998 Quarter          High         Low       Close    Declared
---------------------------------------------------------------
First               $61.625     $49.500     $59.938      $ .39
Second               66.750      53.813      53.875        .39
Third                60.000      41.625      45.000        .39
                                                         -----
   Total                                                 $1.17
===============================================================
                                                          Cash
                                                     Dividends
1997 Quarter          High         Low       Close    Declared
---------------------------------------------------------------
First               $45.000     $36.500     $40.000      $ .37
Second               44.750      37.375      41.750        .37
Third                49.750      41.125      48.813        .37
Fourth               58.750      42.875      56.938        .39
                                                         -----
   Total                                                 $1.50
===============================================================

Subsequent to quarter end the Corporation's Board of Directors increased the quarterly dividend on common stock to $.41 per share.

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

                                      ----
                                       33