Form 10-K/A
PNC BANK CORP
filed 1998-12-21
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                ------------------       ------------------

                          COMMISSION FILE NUMBER 1-9718

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            25-1435979
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

         By filing this amendment ("Amendment No. 2"), the undersigned registrant hereby further amends its Annual Report on Form 10-K for the year ended December 31, 1997, ("1997 Form 10-K"), as amended by Form 10-K/A (Amendment No. 1) ("Amendment No. 1") to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Retirement Savings Plan ("Retirement Plan").

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

         In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1997 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following report of independent auditors of the Corporation and consolidated financial information of the Corporation, included in the Annual Report to Shareholders at the page indicated, are incorporated herein by reference.

                                                                                                               PAGE OF
         FINANCIAL STATEMENTS                                                                               ANNUAL REPORT
         ----------------------------------------------------------------------------------------------------------------
         Report of Ernst & Young LLP, Independent Auditors                                                       53
         Consolidated Statement of Income for the three years ended December 31, 1997                            54
         Consolidated Balance Sheet as of December 31, 1997 and 1996                                             55
         Consolidated Statement of Changes in Shareholders' Equity for the three years ended
             December 31, 1997                                                                                   56
         Consolidated Statement of Cash Flows for the three years ended December 31, 1997                        57
         Notes to Consolidated Financial Statements                                                             58-74
         Quarterly Selected Financial Data                                                                       76

         As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the PNC Bank Corp. Incentive Savings Plan, as amended and report of independent auditors thereon are filed with Amendment No. 1 at the page indicated and are incorporated herein by reference.


                                                                                                               PAGE OF
         FINANCIAL STATEMENTS                                                                              AMENDMENT NO. 1
         -----------------------------------------------------------------------------------------------------------------
         Report of Independent Auditors                                                                           4
         Statements of Net Assets Available for Benefits with Fund Information                                    5
         Statements of Changes in Net Assets Available for Benefits with Fund Information                         7
         Notes to Financial Statements                                                                            9
         Schedule of Assets Held for Investment Purposes                                                         14
         Schedule of Loans                                                                                       20
         Schedule of Reportable Transactions                                                                     23

         As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the Retirement Plan and reports of independent auditors thereon are filed with Amendment No. 2 at the page indicated.

                                                                                                               PAGE OF
         FINANCIAL STATEMENTS                                                                              AMENDMENT NO. 2
         -----------------------------------------------------------------------------------------------------------------
         Report of Independent Auditors                                                                           5
         Statements of Net Assets Available for Benefits with Fund Information                                    6
         Statements of Changes in Net Assets Available for Benefits with Fund
             Information                                                                                         10
         Notes to Financial Statements                                                                           12
         Schedule of Assets Held for Investment Purposes                                                         16
         Schedule of (Overdue) Loans or Fixed Income Obligations                                                 19
         Schedule of Reportable Transactions                                                                     21



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

         EXHIBITS
         -----------------------------------------------------------------------

         The exhibits listed on the Exhibit Index on pages 23 and 24 of this Amendment No. 2 are filed herewith or are incorporated herein by reference.

                           PNC Retirement Savings Plan

                          Audited Financial Statements

                       Years ended June 30, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors ....................................................5

Audited Financial Statements

Statements of Net Assets Available for Benefits with Fund Information..............6
Statements of Changes in Net Assets Available for Benefits with Fund Information..10
Notes to Financial Statements ....................................................12


Schedules

Line 27a-Schedule of Assets Held for Investment Purposes .........................16
Line 27b-Schedule of (Overdue) Loans or Fixed Income Obligations .................19
Line 27d-Schedule of Reportable Transactions .....................................21

                         Report of Independent Auditors

Administrative Committee
PNC Bank Corp.
Retirement Savings Plan

We have audited the accompanying statements of net assets available for benefits of the PNC Retirement Savings Plan as of June 30, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at June 30, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes, (overdue) loans or fixed income obligations and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


December 2, 1998

/s/ Ernst & Young LLP

                           PNC Retirement Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                  June 30, 1998


                                                                                          PNC BANK
                                                           INTERMEDIATE-  SHORT-TERM       CORP.
                                                            TERM FIXED      FIXED         COMMON
                                             EQUITY--        INCOME--      INCOME--       STOCK--
                                              FUND A          FUND B       FUND C         FUND D        LOAN FUND       TOTAL
                                             ----------------------------------------------------------------------------------
Investments at fair value:
  PNC Bank Corp. common stock                $       --     $    --       $       --    $10,346,788     $    --     $10,346,788
  Short-term investment funds                        --          --        1,290,446        188,870       9,541       1,488,857
  Registered Investment Companies--
    PNC Funds:
     Small Cap Growth Equity Portfolio
                                                253,609          --               --             --          --         253,609
     International Equity Portfolio           1,245,815          --               --             --          --       1,245,815
     International Emerging Markets
      Portfolio
                                                306,023          --               --             --          --         306,023
     Small Cap Value Equity
      Portfolio
                                                251,663          --               --             --          --         251,663
     Large Cap Growth Equity
      Portfolio
                                              1,001,269          --               --             --          --       1,001,269
     Large Cap Value Equity
      Portfolio
                                                994,620          --               --             --          --         994,620
     Mid Cap Growth Equity
      Portfolio
                                                374,922          --               --             --          --         374,922
    Mid Cap Value Equity
      Portfolio                                 379,135          --               --             --          --         379,135


                                                                                          PNC BANK
                                                           INTERMEDIATE-  SHORT-TERM       CORP.
                                                            TERM FIXED      FIXED         COMMON
                                             EQUITY--        INCOME--      INCOME--       STOCK--
                                              FUND A          FUND B       FUND C         FUND D        LOAN FUND       TOTAL
                                            ------------------------------------------------------------------------------------
    Intermediate Bond Portfolio                    --         741,515            --              --             --       741,515
    Managed Income Portfolio                       --       1,179,947            --              --             --     1,179,947
    Core Bond Portfolio                            --          49,328            --              --             --        49,328
    Select Equity Portfolio                 1,434,861              --            --              --             --     1,434,861
   Participants' loans                             --              --            --              --        877,177       877,177
                                            ------------------------------------------------------------------------------------
Total investments                           6,241,917       1,970,790     1,290,446      10,535,658        886,718    20,925,529

Receivables:
   Accrued income                                 819             147         5,513           1,442             40         7,961
   Employer matching contribution             290,845         107,764       234,041       3,723,540             --     4,356,190
   Other                                      (21,532)         (4,088)       57,216           9,717             --        41,313
                                            ------------------------------------------------------------------------------------
Total assets                                6,512,049       2,074,613     1,587,216      14,270,357        886,758    25,330,993

Payable:
   Refund of excess participants'
    contributions                                  --              --            --              --             --            --
                                            ------------------------------------------------------------------------------------
Net assets available for benefits          $6,512,049      $2,074,613    $1,587,216     $14,270,357       $886,758   $25,330,993
                                           =====================================================================================


See accompanying notes.

                           PNC Retirement Savings Plan

      Statement of Net Assets Available for Benefits with Fund Information

                                  June 30, 1997

                                                                                       PNC BANK
                                                         INTERMEDIATE-  SHORT-TERM       CORP.
                                                          TERM FIXED      FIXED         COMMON
                                           EQUITY--        INCOME--      INCOME--       STOCK--
                                            FUND A          FUND B       FUND C         FUND D        LOAN FUND       TOTAL
                                            -----------------------------------------------------------------------------------
Investments at fair value:
   PNC Bank Corp. common stock             $     --       $      --     $     --      $5,154,713    $    --         $5,154,713
   Short-term investment funds              158,416          43,403      888,086         182,922     31,955          1,304,782
   Registered Investment Companies--
     PNC Funds:
       Small Cap Growth Equity
          Portfolio                         167,113              --           --              --         --            167,113
       International Equity
          Portfolio                         796,241              --           --              --         --            796,241
       International Emerging Markets
          Portfolio
                                            202,529              --           --              --         --            202,529
       Small Cap Value Equity
          Portfolio
                                            162,320              --           --              --         --            162,320
       Large Cap Growth Equity
          Portfolio
                                            669,449              --           --              --         --            669,449
       Large Cap Value Equity
          Portfolio
                                            664,719              --           --              --         --            664,719
       Mid Cap Growth Equity
          Portfolio
                                            201,454              --           --              --         --            201,454
       Mid Cap Value Equity
          Portfolio                         198,581              --           --              --         --            198,581

                                                                                       PNC BANK
                                                         INTERMEDIATE-  SHORT-TERM       CORP.
                                                          TERM FIXED      FIXED         COMMON
                                           EQUITY--        INCOME--      INCOME--       STOCK--
                                            FUND A          FUND B       FUND C         FUND D        LOAN FUND       TOTAL
                                           ----------------------------------------------------------------------------------
       Intermediate Bond Portfolio                 --        507,884           --             --           --         507,884
       Managed Income Portfolio                    --        800,598           --             --           --         800,598
       Core Bond Portfolio                    237,098             --           --             --           --         237,098
       Select Equity Portfolio                589,105             --           --             --           --         589,105
   Participants' loans                             --             --           --             --      526,108         526,108
                                           ----------------------------------------------------------------------------------
Total investments                           4,047,025      1,351,885      888,086      5,337,635      558,063      12,182,694

Receivables:
   Accrued income                                 415            132        3,807          2,366          125           6,845
   Employer matching contribution             268,985        111,754      217,043      2,137,495           --       2,735,277
   Other                                       57,143         59,583       18,138         95,548           --         230,412
                                           ----------------------------------------------------------------------------------
Total assets                                4,373,568      1,523,354    1,127,074      7,573,044      558,188      15,155,228

Payable:
   Refund of excess participants'
    contributions
                                              216,568         48,626       24,877         78,467           --         368,538
                                           ----------------------------------------------------------------------------------
Net assets available for benefits          $4,157,000     $1,474,728   $1,102,197     $7,494,577     $558,188     $14,786,690
                                           ==================================================================================


See accompanying notes.

                           PNC Retirement Savings Plan

Statement of Changes in Net Assets Available for Benefits with Fund Information

                            Year ended June 30, 1998

                                                                                       PNC BANK
                                                         INTERMEDIATE-  SHORT-TERM       CORP.
                                                          TERM FIXED      FIXED         COMMON
                                           EQUITY--        INCOME--      INCOME--       STOCK--
                                            FUND A          FUND B       FUND C         FUND D        LOAN FUND       TOTAL
                                           ----------------------------------------------------------------------------------
Net assets available for benefits at
   July 1, 1997                            $4,157,000     $1,474,728   $1,102,197      $7,494,577    $558,188     $14,786,690

Additions:
   Interest and dividends                     375,975        115,241       77,194         282,886      50,393         901,689
   Contributions:
     Employer                                 290,845        107,764      234,041       3,723,540          --       4,356,190
     Employee                               1,733,225        587,857      413,113         926,065          --       3,660,260
     Rollover                                 193,762        100,867       48,454         190,080          --         533,163
   Net transfers                             (144,014)      (106,055)    (113,532)        (23,422)    387,023              --
   Net realized and unrealized
     appreciation
                                              444,612         37,529            -       2,528,189          --       3,010,330
   Other, net                                 (13,030)       (20,434)      (4,798)         10,608          --         (27,654)
                                           ----------------------------------------------------------------------------------
Total additions                             2,881,375        822,769      654,472       7,637,946     437,416      12,433,978

Deductions:
   Payments to participants or
     beneficiaries
                                             (526,326)      (222,884)    (169,453)       (862,166)   (108,846)     (1,889,675)
                                           ----------------------------------------------------------------------------------
Net assets available for benefits at
     June 30, 1998                         $6,512,049     $2,074,613   $1,587,216     $14,270,357    $886,758     $25,330,993
                                           ==================================================================================

See accompanying notes.

                           PNC Retirement Savings Plan

Statement of Changes in Net Assets Available for Benefits with Fund Information

                            Year ended June 30, 1997

                                                                                       PNC BANK
                                                         INTERMEDIATE-  SHORT-TERM       CORP.
                                                          TERM FIXED      FIXED         COMMON
                                           EQUITY--        INCOME--      INCOME--       STOCK--
                                            FUND A          FUND B       FUND C         FUND D        LOAN FUND       TOTAL
                                           ----------------------------------------------------------------------------------
Additions:
   Interest and dividends                    $247,529        $65,871      $38,836       $189,756         $356       $542,348
   Contributions:
     Employer                                 268,986        112,189      217,044      2,156,527           --      2,754,746
     Employee                               1,296,812        512,403      381,735        528,220           --      2,719,170
     Rollover                                  87,499         38,600       30,894         32,232           --        189,225
   Net transfers                              204,665        (20,151)     (64,187)       122,731     (243,058)            --
   Net realized and unrealized
     appreciation
                                              405,946         15,820            -      1,448,031           --      1,869,797
   Initial transfer from PNC Incentive
     Savings Plan                           2,004,935        915,990      612,636      3,549,111      380,977      7,463,649
                                           ----------------------------------------------------------------------------------
Total additions                             4,516,372      1,640,722    1,216,958      8,026,608      138,275     15,538,935

Deductions:
   Payments to participants or
     beneficiaries
                                             (359,372)      (165,994)    (114,761)      (532,031)     419,913       (752,245)
                                           ----------------------------------------------------------------------------------
Net assets available for benefits at
     June 30, 1997                         $4,157,000     $1,474,728   $1,102,197     $7,494,577     $558,188    $14,786,690
                                           ==================================================================================

See accompanying notes.

                           PNC Retirement Savings Plan

                          Notes to Financial Statements

                             June 30, 1998 and 1997


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

The Plan's assets are concentrated in the stock and bond markets. Realization of the respective values shown on the statement of net assets available for benefits is subject to the results of these markets.

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

PNC Bank Corp. (PNC Bank) is the sponsor of the Plan. The Plan, which was established on July 1, 1996, covers substantially all eligible employees of the following PNC Bank subsidiaries: PNC Mortgage Bank, N.A., PNC Mortgage Corp. of America, PNC Mortgage Securities Corp. and Spectra Services Corporation. Effective November 30, 1997, PNC Mortgage Bank, N.A. was merged with and into PNC Bank, N.A. Former employees of PNC Mortgage Bank, N.A. were transferred to other subsidiaries that participate in the Plan.

                           PNC Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Account balances of eligible employees who formerly participated in PNC Bank Corp. Incentive Savings Plan (ISP) sponsored by PNC Bank prior to the effective date of the Plan, were automatically transferred to this Plan. Certain eligible employees who were deemed grandfathered as defined in the ISP and PNC Bank Corp. Pension Plan (Pension Plan) had the option to remain in the ISP and Pension Plan or transfer their accumulated balance to this Plan.

The Plan allows participants to contribute from 1% to 12% of their biweekly compensation as defined in the Plan on a pretax 401(k) basis subject to Internal Revenue Service limitations. PNC Bank will match 100% of employee contributions up to 6% of compensation as defined in the Plan and will contribute 2% of base compensation (as defined in the Plan) if certain criteria as specified in the Plan are met. Effective for plan years beginning after July 1,1997, the 6% matching contributions will be made by the ISP. As such, participants in the Plan are participants in the ISP with respect to such matching contributions. In addition, PNC Bank may make discretionary contributions to the Plan. No discretionary contributions were made for the year ended June 30, 1997. For the year ended June 30, 1998, an additional matching contribution of $892,000 was made to eligible participants. This match was the result of shares released from the ESOP that were in excess of the amount required to satisfy the employer match on the first 6% of elective deferrals. Participants are fully vested in their balances, including employer contributions. Plan income is allocated to participants based on an average participant investment balance on a quarterly basis.

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

                           PNC Retirement Savings Plan

Although it has not expressed an interest to do so, PNC Bank has the right under the Plan to discontinue contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

3. TRANSACTIONS WITH PARTIES-IN-INTEREST

The asset management group of PNC Bank, N.A., a wholly owned indirect subsidiary of PNC Bank, administers the plan assets, maintains discretionary investment power, and is the safekeeping agent. The Plan also holds shares of registered investment companies (BlackRock FundsSM, formerly Compass Capital Funds) which are sponsored and administered by wholly owned subsidiaries of PNC Bank or its subsidiaries.

4. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated May 26, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

5. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits at June 30, 1998 and 1997 per the financial statements to the Form 5500:

                                                                       JUNE 30
                                                             1998                  1997
                                                          ---------------------------------
Net assets available for benefits per the financial
  statements                                              $25,330,993           $14,786,690
Amounts allocated to withdrawn participants                  (429,936)             (181,290)
                                                          ---------------------------------
Net assets available for benefits per the Form 5500       $24,901,057           $14,605,400
                                                          =================================

                           PNC Retirement Savings Plan

5. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (CONTINUED)

The following is a reconciliation of benefits paid to participants per the financial statements for the years ended June 30, 1998 and 1997 to the Form 5500:

                                                                              YEAR ENDED JUNE 30
                                                                            1998              1997
                                                                         ---------------------------
Benefits paid to participants per the financial statements               $1,889,675         $752,245
Add amounts allocated on Form 5500 to withdrawn participants at
     June 30, 1998                                                          429,936          181,290
Deduct amounts allocated on Form 5500 to withdrawn
     participants at June 30, 1997                                         (181,290)
                                                                         ---------------------------
Benefits paid to participants per the Form 5500                          $2,138,321         $933,535
                                                                         ===========================

Amounts allocated to withdrawn participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to June 30 but not yet paid.

6. SUBSEQUENT EVENTS

Effective July 1, 1998, the Plan's investment options were expanded from 4 to 11 funds which will be valued on a daily basis.

Effective July 1, 1998, participants that receive a hardship withdrawal will be suspended from making elective contributions and receiving matching contributions for a period of 12 months from the effective date of the hardship distribution.

Effective September 21, 1998, participants can have two loans outstanding at the same time.

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

            Line 27a--Schedule of Assets Held for Investment Purposes

                                  June 30, 1998

 IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
     OR SIMILAR ENTITY                          INVESTMENT          COST         FAIR VALUE
--------------------------------------------------------------------------------------------
EQUITY--FUND A

Registered Investment Companies

*BlackRock Funds--Select Equity
     Portfolio Fund 095
     Institutional Class                       74,616 shares      $1,123,333     $1,434,861

*BlackRock Funds--International
     Equity Portfolio Fund 065
     Institutional Class                       80,272 shares       1,085,394      1,245,815

*BlackRock Funds--Small Cap Value
     Equity Portfolio Fund 046
     Institutional Class                       13,574 shares         221,880        251,663

*BlackRock Funds--Large Cap Growth
     Equity Portfolio Fund 029
     Institutional Class                       49,715 shares         718,879      1,001,269

*BlackRock Funds--Large Cap Value
     Equity Portfolio Fund 089
     Institutional Class                       57,894 shares         842,424        994,620

*BlackRock Funds--Mid Cap Growth
     Equity Portfolio Fund 044
     Institutional Class                       28,796 shares         306,904        374,922

*BlackRock Funds--Mid Cap Value
     Equity Portfolio Fund 035
     Institutional Class                       29,390 shares         331,368        379,135


 IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
     OR SIMILAR ENTITY                          INVESTMENT          COST         FAIR VALUE
--------------------------------------------------------------------------------------------
EQUITY--FUND A (CONTINUED)

Registered Investment Companies (continued)

*BlackRock Funds--International
     Emerging Markets Portfolio Fund
     015 Institutional Class                    51,519 shares        403,971       306,023

*BlackRock Funds--Small Cap Growth
     Equity Portfolio Fund 093
     Institutional Class                        11,747 shares        210,211       253,609
                                                                   -----------------------
Total Equity--Fund A                                               5,244,364     6,241,917

INTERMEDIATE-TERM FIXED INCOME--
     FUND B

Registered Investment Companies

*BlackRock Funds--Intermediate Bond
     Portfolio Fund 090 Institutional
     Class                                      78,136 shares        731,256       741,515

*BlackRock Funds--Managed Income
     Portfolio Fund 013 Institutional
     Class
                                               111,737 shares      1,143,819     1,179,947

*BlackRock Funds--Core Bond
     Portfolio Fund 07 Institutional Class       4,983 shares         49,328        49,328
                                                                   -----------------------
Total Intermediate-Term Fixed
     Income--Fund B                                                1,924,403     1,970,790



 IDENTITY OF ISSUE, BORROWER,                 DESCRIPTION OF
     OR SIMILAR ENTITY                          INVESTMENT          COST         FAIR VALUE
--------------------------------------------------------------------------------------------
SHORT-TERM FIXED INCOME--FUND C

Interest-Bearing Cash

*BlackRock Money Market Institutional
     Class                                   1,290,446 shares       1,290,446      1,290,446

PNC BANK CORP. COMMON STOCK--
     FUND D

Common Stock

*PNC Bank Corp.                               192,052 shares        6,777,221     10,346,788

Interest-Bearing Cash

*BlackRock Money Market Institutional
     Class                                    188,870 shares          188,870        188,870
                                                                  --------------------------
Total PNC Bank Corp. Common
     Stock--Fund D
                                                                    6,966,091     10,535,658

LOAN FUND

Installment Loans                               6-1/4% to 9%               --        877,177

*BlackRock Money Market Institutional
     Class
                                                9,541 shares            9,541          9,541
                                                                  --------------------------
Total Loan Fund                                                         9,541        886,718
                                                                  --------------------------
                                                                  $15,434,845    $20,925,529
                                                                  ==========================


*Party-in-interest

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

        Line 27b--Schedule of (Overdue) Loans or Fixed Income Obligations

                                  June 30, 1998


                                               AMOUNT RECEIVED DURING
                                                       1998              AMOUNT OVERDUE                        DESCRIPTION
                                              -------------------------------------------                   -------------------
                                 ORIGINAL                                                       UNPAID                 ORIGINAL
                                 AMOUNT OF                                                    BALANCE AT    INTEREST    LOAN
IDENTITY AND ADDRESS OF OBLIGOR    LOAN       PRINCIPAL   INTEREST   PRINCIPAL   INTEREST    END OF YEAR      RATE     BALANCE
-------------------------------------------------------------------------------------------------------------------------------
John D. Maldonado
100 Grand Cove Way
Edgewater, NJ  07020              $30,000        $503      $1,265      $384        $159        $29,497        8.50%     9/97

Richard James Nelson
25 Meadow Avenue
Monmouth Beach, NJ  07750           7,000         791         349       386         139          5,721        8.25%    12/96

Jacqueline K. Boston
84 West 20th Street
Bayonne, NJ  07002                  3,100           -           -       334         163          3,100        8.50%     9/97

Terri L. Marano
25 Berkeley Place
Somerset, NJ  08873                 6,000         620          75       403         160          5,229        8.25%     3/97

Karen Monterosa
703 Commons at Kingwood
East Brunswick, NJ  08816           5,000         410         204       129          59          4,590        8.50%     9/97


                                               AMOUNT RECEIVED DURING
                                                       1998              AMOUNT OVERDUE                        DESCRIPTION
                                              -------------------------------------------                   -------------------
                                 ORIGINAL                                                       UNPAID                 ORIGINAL
                                 AMOUNT OF                                                    BALANCE AT    INTEREST    LOAN
IDENTITY AND ADDRESS OF OBLIGOR    LOAN       PRINCIPAL   INTEREST   PRINCIPAL   INTEREST    END OF YEAR      RATE     BALANCE
-------------------------------------------------------------------------------------------------------------------------------

Shawn T. Pack
1716 Yorkhouse Road
Waukegan, IL  60087                 7,500        186          97          332      164         7,314        8.50%     12/97

Sandra R. Dettori
210 Stevens Street
North Brunswick, NJ  08902          6,000        205         290          335      115         4,702        8.25%      9/96

Julie Ann Owens
3431 Kedzie Street
Pittsburgh, PA  15204               6,500      1,253         444           56       17         5,247        8.50%      6/97

Julie T. Tomenbang
710 Western Street
Hoffman Estates, IL  60194          1,000         --          --          540       45           765        8.25%      9/96

Judith M. Rogers
3067 N. Clybourn Avenue
Chicago, IL  60618                  5,300        120          33        1,765      385         5,180        8.25%      3/97

Francis Lyons
6 Hoyt Avenue
Glens Falls, NY  12801              2,300        316          84          108       25         1,984        8.50%      9/97

Terry L. Follensbee
6 Timberlane
Vernon Hills, IL  60061             5,200        470         179          219       75         4,730        8.50%      9/97
                                  --------------------------------------------------------------------
                                  $84,900     $4,874      $3,020       $4,991   $1,506       $78,059
                                  ====================================================================

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

                  Line 27d--Schedule of Reportable Transactions

                            Year ended June 30, 1998


                                                                                     CURRENT VALUE
                                                                                      OF ASSET ON
                                            PURCHASE       SELLING       COST OF      TRANSACTION      NET GAIN
      DESCRIPTION OF ASSET                   PRICE          PRICE         ASSET           DATE          (LOSS)
----------------------------------------------------------------------------------------------------------------
Category (i)---Single transaction

   BlackRock Funds
     Money Market Fund 01

     2,686,848 shares                       $2,686,848                  $2,686,848      $2,686,848

     2,768,903 shares                                     $2,768,903     2,768,903       2,768,903

   PNC Bank Corp. Common Stock
     63,211 shares                           2,639,059                   2,639,059       2,639,059

   Category (iii)--Series of securities
     transactions

PNC Bank Corp. Common Stock
     107,233 shares                          4,847,446                   4,847,446       4,847,446
     39,122 shares                                         1,907,738     1,258,574       1,907,738      649,164

BlackRock Funds
   Money Market Fund 01
     4,847,097 shares                        4,847,097                   4,847,097       4,847,097
     4,663,022 shares                                      4,663,022     4,633,022       4,633,022

There were no category (ii) or (iv) reportable transactions during the year ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PNC Bank Corp. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PNC BANK CORP.
                                        (Registrant)


                                        By/s/ Robert L. Haunschild
                                        ---------------------------------
                                        Robert L. Haunschild
                                        Senior Vice President and
                                        Chief Financial Officer

                                        Date: December 21, 1998

                                  EXHIBIT INDEX

3.1 Articles of Incorporation of the Corporation, as amended, incorporated herein by reference to Exhibit 99.1 and 99.2 of the Current Report on Form 8-K dated October 7, 1996.

3.2 By-Laws of the Corporation, as amended, incorporated herein by reference to Exhibit 99.2 of Current Report on Form 8-K dated January 15, 1998.

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

4.3 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series B, incorporated herein as part of Exhibit 3.1.

4.4 Designation of Series: $1.60 Cumulative Convertible Preferred Stock -- Series C, incorporated herein as part of Exhibit 3.1.

4.5 Designation of Series: $1.80 Cumulative Convertible Preferred Stock -- Series D, incorporated herein as part of Exhibit 3.1.

4.6 Designation of Series: Fixed/Adjustable Rate Noncumulative Preferred Stock - Series F, incorporated herein as part of Exhibit 3.1.

10.1 Supplemental Executive Retirement Income and Disability Plan of the Corporation, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").*

10.2 Amendments to Supplemental Executive Retirement Income and Disability Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").*

10.3 Supplemental Executive Life Insurance and Spouse's Benefit Plan of the Corporation, incorporated herein by reference to Exhibit 10.3 of the 1990 Form 10-K.*

10.4 November 21, 1996 Amendment to Supplemental Executive Life Insurance and Spouse's Benefit Plan, filed as Exhibit 10.4 to the 1996 Form 10-K.*

10.5 1997 Long-Term Incentive Award Plan of the Corporation ("1997 Award Plan"), incorporated herein by reference to Exhibit 4.3 of the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 at File No. 33-54960.*

10.6 Form of Nonstatutory Stock Option Agreement under 1997 Award Plan, incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").*

10.7 Form of Incentive Share Agreement under 1992 Award Plan (June 1995), as amended November 21, 1996, filed as Exhibit 10.7 to the 1996 Form 10-K.*

10.8 Form of Addendum to Nonstatutory Stock Option Agreement relating to Reload Nonstatutory Stock Options, incorporated herein by reference to
         Exhibit 10.8 of the 1997 Form 10-K.*

10.9 Form of Reload Nonstatutory Stock Option Agreement, incorporated herein by reference to Exhibit 10.9 of the 1997 Form 10-K.*

10.10 Form of Incentive Share Agreement - Share Price, RSR and ROCE Performance Goals, incorporated herein by reference to Exhibit 10.10 of the 1997 Form 10-K.*

10.11 PNC Bank Corp. 1994 Annual Incentive Award Plan, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").*

10.12 PNC Bank Corp. 1996 Executive Incentive Award Plan, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 ("3Q 1996 Form 10-Q").*

10.13 PNC Bank Corp. and Affiliates Deferred Compensation Plan, incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form S-8 at File No. 333-18069.*

10.14 PNC Bank Corp. Supplemental Incentive Savings Plan, as amended, incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 at File No. 333-18069.*

10.15 PNC Bank Corp. Supplemental Pension Plan, as amended, incorporated herein by reference to Exhibit 10.12 to the 1996 Form 10-K.*

10.16    1992 Director Share Incentive Plan, incorporated herein by reference to
         Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1992.*

10.17 PNC Bank Corp. Directors Retirement Plan, incorporated herein by reference to Exhibit 10.7 of the 1994 Form 10-K.*

10.18 PNC Bank Corp. Directors Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the 3Q 1996 Form 10-Q.*

10.19 Form of Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10.17 to the 1996 Form 10-K.*

10.20 Amended and Restated Trust Agreement between the Corporation, as Settlor, and NationsBank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K.*

12.1 Computation of Ratio of Earnings to Fixed Charges, incorporated herein by reference to Exhibit 12.1 to the 1997 Form 10-K.

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends, incorporated herein by reference to Exhibit 12.2 to the 1997 Form 10-K.

13 Excerpts from the Annual Report to Shareholders for the year ended December 31, 1997, incorporated herein by reference to Exhibit 13 to the 1997 Form 10-K. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K/A.

21 Schedule of Certain Subsidiaries of the Corporation, filed as Exhibit 21 to the 1997 Form 10-K.

23.1 Consent of Ernst & Young LLP, independent auditors for the Corporation, incorporated herein by reference to Exhibit 23 to the 1997 Form 10-K.

23.2 Consent of Ernst & Young LLP, independent auditors for the PNC Plan, incorporated herein by reference to Exhibit 23.2 to the 1997 Form 10-K/A (Amendment No. 1).

23.3 Consent of Ernst & Young LLP, independent auditors for the PNC Retirement Savings Plan, filed herewith.

24 Power of Attorney of directors and officers of the Corporation, incorporated herein by reference to Exhibit 24 to the 1997 Form 10-K.

27.1 Financial Data Schedule, incorporated herein by reference to Exhibit 27 to the 1997 Form 10-K.

27.2     Restated Financial Data Schedule, incorporated herein by reference to
         Exhibit 27.2 to the 1997 Form 10-K.

27.3     Restated Financial Data Schedule, incorporated herein by reference to
         Exhibit 27.3 to the 1997 Form 10-K.

-------------------------
* Denotes management contract or compensatory plan.

  Except where otherwise expressly noted, incorporated document references are to Commission File No. 1-9718.