Form 10-K
period 1998-12-31
PNC BANK CORP
filed 1999-03-25
CIK 713676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998. COMMISSION FILE NUMBER 1-9718.

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

          Securities registered pursuant to Section 12(g) of the Act:
    $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES A, PAR VALUE $1.00 $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES B, PAR VALUE $1.00
               8.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2008
                   9.875% SUBORDINATED CAPITAL NOTES DUE 1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_    No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting common equity held by non-affiliates of the registrant amounted to approximately $15.1 billion at January 15, 1999. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant's common stock outstanding at February 26, 1999:
302,103,797

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of PNC Bank Corp.'s 1998 Annual Report ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of PNC Bank Corp. for the annual meeting of shareholders to be held on April 27, 1999 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

TABLE OF CONTENTS

PART I                                                        Page
                                                             --------

Item 1        Business                                           2
Item 2        Properties                                         5
Item 3        Legal Proceedings                                  6
Item 4        Submission of Matters to a Vote of Security
                Holders                                          *

PART II
Item 5        Market for Registrant's Common Equity and
                Related Stockholder Matters                      6
Item 6        Selected Financial Data                            6
Item 7        Management's Discussion and Analysis of
                Financial Condition and Results of               6
                Operations
Item 7A       Quantitative and Qualitative Disclosures
                About Market Risk                                6
Item 8        Financial Statements and Supplementary Data        6
Item 9        Changes in and Disagreements with
                Accountants on Accounting and Financial          *
                Disclosure

PART III
Item 10       Directors and Executive Officers of the            6
                Registrant
Item 11       Executive Compensation                             7
Item 12       Security Ownership of Certain Beneficial
                Owners and Management                            7
Item 13       Certain Relationships and Related                  7
                Transactions

PART IV
Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                              7

SIGNATURES                                                       8

EXHIBIT INDEX                                                  E-1
* Not applicable

PART I

Forward-Looking Statements: From time to time the Corporation has made and may continue to make forward-looking statements about financial and business matters. As stated under the caption "Forward-Looking Statements" in the "Financial Review" on page 49 of the Annual Report to Shareholders, which is incorporated herein by reference, many factors could cause actual results for such matters to differ materially from such forward-looking statements. The Corporation assumes no duty to update forward-looking statements.


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

The Corporation is one of the largest diversified financial services companies in the United States operating retail banking, asset management and wholesale businesses that provide products and services nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. At December 31, 1998, the Corporation's consolidated total assets, deposits and shareholders' equity were $77.2 billion, $47.5 billion and $6.0 billion, respectively.

REVIEW OF BUSINESSES Information relating to PNC Regional Community Bank, PNC National Consumer Bank, PNC Advisors, BlackRock, PFPC Worldwide, PNC Corporate Bank, PNC Secured Finance and PNC Mortgage is set forth under the captions "Overview" and "Review of Businesses" in the "Financial Review" included on pages 40 through 49 of the Annual Report to Shareholders, which is incorporated herein by reference.

SUBSIDIARIES The corporate legal structure currently consists of five subsidiary banks and over 100 active nonbank subsidiaries. PNC Bank, National Association ("PNC Bank, N.A."), headquartered in Pittsburgh, Pennsylvania, is the Corporation's principal bank subsidiary. At December 31, 1998, PNC Bank, N.A. had total consolidated assets of $71.2 billion, representing approximately 92% of the Corporation's consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                        Page of
                                                         Annual
                                                         Report
----------------------------------------------------------------
Analysis of Year-to-Year Changes in Net Interest              89
   Income
Average Consolidated Balance Sheet and Net Interest
   Analysis                                                90-91
Book Values of Securities                              52 and 72
Maturities and Weighted-Average Yield of Securities           72
Loan Types                                                    72
Loan Maturities and Interest Sensitivity                      92
Nonaccrual, Past Due and Restructured Loans                   73
Potential Problem Loans                                       54
Summary of Loan Loss Experience                               92
Allocation of Allowance for Credit Losses                     93
Average Amount and Average Rate Paid on Deposits           90-91
Time Deposits of $100,000 or More                             93
Selected Consolidated Financial Data                          39
Short-Term Borrowings                                         93


RISK MANAGEMENT The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity, interest rate and market risk. Although it cannot eliminate these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control. Information relating to credit, liquidity, interest rate and market risk and the Corporation's risk management processes is set forth under the section "Risk Management" in the "Financial Review" included on pages 54 through 57 of the Annual Report to Shareholders, which is incorporated herein by reference.

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

IMPACT OF INFLATION The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power, and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks, because it does not take into account changes in interest rates, which are an important determinant of the Corporation's earnings. A discussion of interest rate risk is set forth under the section "Interest Rate Risk" in the "Financial Review" included on page 56 of the Annual Report to Shareholders.

SUPERVISION AND REGULATION The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 14 - Regulatory Matters" of the "Notes to Consolidated Financial Statements" included on pages 75 and 76 of the Annual Report to Shareholders ("Note 14 - Regulatory Matters"), which is incorporated herein by reference. The coverage of the regulations includes activity, investment and dividend limitations on the bank holding company and its subsidiaries and consumer-related protections for loan, deposit, brokerage, fiduciary and mutual fund customers.

As a bank holding company registered under the BHC Act, the Corporation is subject to the supervision and regular inspection by the Federal Reserve Board. Under the BHC Act, the Federal Reserve Board's prior approval is required in any case the Corporation proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking corporation. Under the BHC Act, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of nonbanking corporations unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 1998, the Corporation's principal bank subsidiary, PNC Bank, N.A., was rated "Outstanding" with respect to CRA. Other bank subsidiaries were rated "Satisfactory."

The Corporation's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies, including such federal agencies as the Office of the Comptroller of the Currency ("OCC") with respect to PNC Bank, National Association and PNC National Bank, the Federal Deposit Insurance Corporation ("FDIC") with respect to PNC Bank, Delaware and PNC Bank, New England, and the Office of Thrift Supervision with respect to PNC Bank, FSB. The Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to the Corporation, which constitutes the principal source of income to the parent company as discussed under the caption "Liquidity Risk" in the "Financial Review" on page 55 of the Annual Report to Shareholders, which is incorporated herein by reference. The Corporation's subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and nonbank affiliates as discussed in "Note 14 - Regulatory Matters."

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 1998, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized."

Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Financial Review" on page 53 of the Annual Report to Shareholders, which is incorporated herein by reference.

All of the subsidiary banks are insured by the FDIC and subject to premium assessments. The amount of FDIC assessments is based on the institution's relative risk as measured by regulatory capital ratios and certain other factors. Under current regulations, the Corporation's subsidiary banks are not assessed a premium on deposits insured by either the Bank Insurance Fund or the Savings Association Insurance Fund. However, insured depository institutions continue to pay premiums based on deposit levels to service debt on bonds issued by a governmental entity. Under current law, these premiums are scheduled to increase in the year 2000.

The Corporation's subsidiary banks are subject to "cross-guarantee" provisions under federal law that provide if one FDIC-insured depository institution of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a "commonly controlled" depository institution for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors; it is superior to the claims of shareholders and affiliates.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with the "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

The Corporation's nonbank subsidiaries are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal and state agencies. The Corporation's five registered broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and either by the OCC or the Federal Reserve Board. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., among others. Several nonbank subsidiaries that are registered investment advisers are subject to the regulations of the SEC and other agencies. Investment advisers that are national bank subsidiaries are also subject to OCC supervision.

Over the past few years, the regulatory framework applicable to the Corporation and its subsidiaries has been subject to extensive Congressional and agency review, which has resulted in some liberalization and may result in further reforms. Current proposals include easing restrictions on insurance and investment banking activities and easing bank ownership requirements. There are also proposals to further regulate banking and financial services, some of which limit finance charges and other fees and charges earned by the Corporation. Management currently cannot predict the outcome of these proposals or the effect, if any, on the Corporation.

Since 1995, the BHC Act has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions. Effective June 1, 1997, the Federal Deposit Insurance Act gave the Corporation's subsidiary banks the ability, subject to certain restrictions, to consolidate with one another or to acquire by acquisition or merger branches outside their home state. Pursuant to these provisions, the Corporation merged certain subsidiary banks during 1997. Competition has increased further as banks branch across state lines and enter new markets.

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

In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other nonbank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers has access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as the competition for consumer investment dollars intensifies among banks and other financial services companies. The Corporation's subsidiary banks compete for deposits not only with other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies and issuers of commercial paper and other securities, including mutual funds. Various nonbank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing asset management services, the Corporation's subsidiaries compete with many large banks, trust companies, brokerage houses, mutual fund managers, other registered investment advisers and insurance companies.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's businesses consistently must make technological investments to remain competitive.

EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning each executive officer of the Corporation as of March 1, 1999 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years.

                                                                     Year
Name                    Age   Position with Corporation       Employed(1)
-------------------------------------------------------------------------

Thomas H. O'Brien (2)     62  Chairman, Chief Executive       1962
                                Officer and Director

James E. Rohr (2)         50  President, Chief                1972
                                Operating Officer and
                                Director

Walter E. Gregg, Jr. (2)  57  Senior Executive Vice           1974
                                President, Finance and
                                Administration and
                                Director

Joseph C. Guyaux          48  Executive Vice President        1972
                                and Chief Executive
                                Officer, PNC Regional
                                Community Bank

Frederick J. Gronbacher   56  Executive Vice President,       1976
                                PNC National Consumer
                                Bank

Robert L. Haunschild      49  Senior Vice President and       1990
                                Chief Financial Officer

Ralph S. Michael III      44  Executive Vice President        1979
                                and Chief Executive
                                Officer, PNC Corporate
                                Bank

Thomas E. Paisley III     51  Senior Vice President and       1972
                                Chairman, Corporate
                                Credit Policy Committee

Samuel R. Patterson       40  Senior Vice President           1986
                                and Controller

Helen P. Pudlin           49  Senior Vice President and       1989
                                General Counsel

Bruce E. Robbins          54  Executive Vice President        1973
                                and Chief Executive
                                Officer, PNC Secured
                                Finance

Thomas K. Whitford        42  Executive Vice President        1983
                                and Chief Executive
                                Officer, PNC Advisors
-------------------------------------------------------------------------

(1) Where applicable, refers to year first employed by predecessor company or acquired company.
(2) Office of the Chairman member.

ITEM 2 - PROPERTIES

The executive and administrative offices of the Corporation and PNC Bank, N.A. are located at One PNC Plaza, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N.A. The Corporation and PNC Bank, N.A. occupy all of the building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, 620 Liberty Avenue, Pittsburgh, Pennsylvania, that houses additional office space. PNC Bank, N.A. also owns a data processing and telecommunications center located in a suburb of Pittsburgh, Pennsylvania.

The Corporation's subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate.

Additional information pertaining to the Corporation's properties is set forth in "Note 8 - Premises, Equipment and Leasehold Improvements" of the "Notes to Consolidated Financial Statements" included on page 74 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

The information set forth in "Note 22 - Litigation" of the "Notes to Consolidated Financial Statements" included on page 84 of the Annual Report to Shareholders is incorporated herein by reference.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC". At the close of business on February 26, 1999, there were 63,542 common shareholders of record.

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

Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on page 94 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

"Selected Consolidated Financial Data" on page 39 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion of the Corporation's financial position and results of operations set forth under the section "Financial Review" on pages 39 through 62 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The information set forth under the sections "Interest Rate Risk", "Market Risk" and "Financial Derivatives" on pages 56 through 59 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 63, 64 through 67, 68 through 87, and 88, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors - Information Concerning Nominees" in the Proxy Statement and is incorporated herein by reference.

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

                                                        Page of
                                                        Annual
Financial Statements                                    Report
----------------------------------------------------------------

Report of Ernst & Young LLP, Independent Auditors          63
Consolidated Statement of Income for the three
    years ended December 31, 1998                          64
Consolidated Balance Sheet as of December 31, 1998
    and 1997                                               65
Consolidated Statement of Shareholders' Equity
    for the three years ended December 31, 1998            66
Consolidated Statement of Cash Flows for the
    three years ended December 31, 1998                    67
Notes to Consolidated Financial Statements               68-87
Selected Quarterly Financial Data                          88
----------------------------------------------------------------

No financial statement schedules are being filed.

REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the quarter ended December 31, 1998, or thereafter:

Form 8-K dated as of October 15, 1998, reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1998, filed pursuant to Item 5.

Form 8-K dated as of December 23, 1998, reporting developments regarding the Corporation's credit card business, filed pursuant to Item 5.

Form 8-K dated as of January 19, 1999, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1998, filed pursuant to Item 5.

Form 8-K dated as of February 16, 1999, reporting the public offering of $250,000,000 of 6-1/8% subordinated notes due 2009, filed pursuant to Item 5.

EXHIBITS The exhibits listed on the Exhibit Index on pages E-1 and E-2 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PNC Bank Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNC BANK CORP.
(Registrant)

By:      /s/ Robert L. Haunschild
-----------------------------------------------------
         Robert L. Haunschild, Senior Vice President
           and Chief Financial Officer
         March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PNC Bank Corp. and in the capacity indicated on March 25, 1999.


Signature                                                                       Capacities
----------------------------------------------------                            -----------------------------------------------

/s/ Thomas H. O'Brien                                                           Chairman, Chief Executive Officer
----------------------------------------------------                               and Director (Principal Executive Officer)
Thomas H. O'Brien

/s/ Robert L. Haunschild                                                        Senior Vice President and Chief Financial
----------------------------------------------------                               Officer (Principal Financial Officer)
Robert L. Haunschild

/s/ Samuel R. Patterson                                                         Senior Vice President and Controller
----------------------------------------------------                              (Principal Accounting Officer)
Samuel R. Patterson

* Paul W. Chellgren; Robert N. Clay; George A.                                  A Majority of the Directors
Davidson, Jr.; David F. Girard-diCarlo; Walter E.
Gregg, Jr.; William R. Johnson; Bruce C. Lindsay;
W. Craig McClelland; Jane G. Pepper; Jackson H.
Randolph; James E. Rohr; Roderic H. Ross; Richard
P. Simmons; Thomas J. Usher; Milton A. Washington;
and Helge H. Wehmeier







*By:      /s/ Thomas R. Moore
          ------------------------------------------
              Thomas R. Moore, Attorney-in-Fact,
                pursuant to Power of Attorney filed
                herewith

                                  EXHIBIT INDEX

Exhibit
No.                                      Description                                          Method of Filing +
------------------------------------------------------------------------------------------------------------------------------

  3.1        Articles of Incorporation of the Corporation, as amended.            Filed herewith.
  3.2        By-Laws of the Corporation, as amended.                              Incorporated herein by reference to
                                                                                    Exhibit 99.2 of the Current Report on
                                                                                    Form 8-K dated January 15, 1998.
  4.1        Instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than
                 10 percent of the consolidated assets of the Corporation. The
                 Corporation undertakes to file these instruments with the
                 Commission on request.
  4.2        Designation of Series:  $1.80 Cumulative Convertible Preferred       Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series A.
  4.3        Designation of Series:  $1.80 Cumulative Convertible Preferred       Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series B.
  4.4        Designation of Series:  $1.60 Cumulative Convertible Preferred       Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series C.
  4.5        Designation of Series:  $1.80 Cumulative Convertible Preferred       Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series D.
  4.6        Designation of Series: Fixed/Adjustable Rate Noncumulative           Incorporated herein as part of Exhibit 3.1.
                 Preferred Stock - Series F.
 10.1        Supplemental Executive Retirement Income and Disability Plan of      Incorporated herein by reference to
                 the Corporation.                                                   Exhibit 10.2 of the Annual Report on
                                                                                    Form 10-K for the year ended December
                                                                                    31, 1990 ("1990 Form 10-K"). *
 10.2        Amendments to Supplemental Executive Retirement Income and           Incorporated herein by reference to
                 Disability Plan.                                                   Exhibit 10.2 of the Annual Report on
                                                                                    Form 10-K for the year ended December
                                                                                    31, 1996 ("1996 Form 10-K). *
 10.3        Amendment to Supplemental Executive Retirement Income and            Filed herewith. *
                 Disability Plan.
 10.4        Supplemental Executive Life Insurance and Spouse's Benefit Plan of   Incorporated herein by reference to
                 the Corporation.                                                   Exhibit 10.3 of the 1990 Form 10-K. *
 10.5        November 21, 1996 Amendment to Supplemental Executive Life           Incorporated herein by reference to
                 Insurance and Spouse's Benefit Plan.                               Exhibit 10.4 of the 1996 Form 10-K. *
 10.6        1997 Long-Term Incentive Award Plan of the Corporation ("1997        Incorporated herein by reference to
                 Award Plan").                                                      Exhibit 4.3 of the Corporation's
                                                                                    Post-Effective Amendment No. 1 to
                                                                                    Registration Statement on Form S-8 at
                                                                                    File No. 33-54960. *
 10.7        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.   Incorporated herein by reference to
                                                                                    Exhibit 10.6 of the 1997 Form 10-K. *
 10.8        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan    Filed herewith. *
                 for options granted on or after February 17, 1999.
 10.9        Form of Incentive Share Agreement under 1992 Award Plan (June        Incorporated herein by reference to
                 1995), as amended November 21, 1996.                               Exhibit 10.7 of the 1996 Form 10-K. *
 10.10       Form of Addendum to Nonstatutory Stock Option Agreement relating     Incorporated herein by reference to
                 to Reload Nonstatutory Stock Options.                              Exhibit 10.8 of the 1997 Form 10-K. *
 10.11       Form of Reload Nonstatutory Stock Option Agreement.                  Incorporated herein by reference to
                                                                                    Exhibit 10.9 of the 1997 Form 10-K. *
 10.12       Form of Incentive Share Agreement - Share Price, RSR and ROCE        Incorporated herein by reference to
                 Performance Goals.                                                 Exhibit 10.10 of the 1997 Form 10-K. *

 10.13       PNC Bank Corp. 1994 Annual Incentive Award Plan.                     Incorporated by reference to Exhibit 10.6
                                                                                    of the Annual Report on Form 10-K for
                                                                                    the year ended December 31, 1994 ("1994
                                                                                    Form 10-K"). *
 10.14       PNC Bank Corp. 1996 Executive Incentive Award Plan.                  Incorporated by reference to Exhibit 10.2
                                                                                    of the Quarterly Report on Form 10-Q for
                                                                                    the quarter ended September 30, 1996
                                                                                    ("3Q 1996 Form 10-Q"). *
 10.15       PNC Bank Corp. and Affiliates Deferred Compensation Plan.            Incorporated by reference to Exhibit 4.2
                                                                                    to the Corporation's Registration
                                                                                    Statement on Form S-8 at File No. 333-18069. *
 10.16       Amendment to PNC Bank Corp. and Affiliates Deferred Compensation     Filed herewith. *
                 Plan.
 10.17       PNC Bank Corp. Supplemental Incentive Savings Plan as amended.       Incorporated by reference to Exhibit 4.1
                                                                                    to the Corporation's Registration
                                                                                    Statement on Form S-8 at File No. 333-18069. *
 10.18       PNC Bank Corp. Supplemental Pension Plan, as amended.                Incorporated herein by reference to
                                                                                    Exhibit 10.12 of the 1996 Form 10-K. *
 10.19       1992 Director Share Incentive Plan.                                  Incorporated herein by reference to
                                                                                    Exhibit 10.6 of the Annual Report on
                                                                                    Form 10-K  for the year ended December
                                                                                    31, 1992. *
 10.20       PNC Bank Corp. Directors Retirement Plan.                            Incorporated by reference to Exhibit 10.7
                                                                                    of the 1994 Form 10-K. *
 10.21       PNC Bank Corp. Directors Deferred Compensation Plan.                 Incorporated by reference to Exhibit 10.1
                                                                                    of the 3Q 1996 Form 10-Q. *
 10.22       Form of Change in Control Severance Agreement.                       Incorporated herein by reference to
                                                                                    Exhibit 10.17 of the 1996 Form 10-K. *
 10.23       Amended and Restated Trust Agreement between the Corporation,        Incorporated herein by reference to
                 as Settlor, and NationsBank, N.A., as Trustee (which has been      Exhibit 10.18 of the 1996 Form 10-K. *
                 replaced by Hershey Trust Company, as successor Trustee).
 12.1        Computation of Ratio of Earnings to Fixed Charges.                   Filed herewith.
 12.2        Computation of Ratio of Earnings to Fixed Charges and Preferred      Filed herewith.
                 Dividends.
 13          Excerpts from the Annual Report to Shareholders for the year ended   Filed herewith.
                 December 31, 1998. Such Annual Report, except for those
                 portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.
 21          Schedule of Certain Subsidiaries of the Corporation.                 Filed herewith.
 23          Consent of Ernst & Young LLP, independent auditors for the           Filed herewith.
                 Corporation.
 24          Power of Attorney of directors and officers of the Corporation.      Filed herewith.
 27          Financial Data Schedule.                                             Filed herewith.

----------------------------------------------------------------------
+ Except where otherwise expressly noted, incorporated document references are to Commission File No. 1-9718.
* Denotes management contract or compensatory plan.