Form 10-Q
period 1999-03-31
PNC BANK CORP
filed 1999-05-17
CIK 713676

                                    PNC BANK

                          Quarterly Report on Form 10-Q
                 For the quarterly period ended March 31, 1999



Page 1 represents a portion of the first quarter 1999 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 33.

CONSOLIDATED FINANCIAL HIGHLIGHTS

Three months ended  March 31 - dollars in millions, except per share data            1999             1998
--------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
   Net interest income (taxable-equivalent basis)                                $   664            $   644
   Noninterest income                                                                731                506
   Total revenue                                                                   1,395              1,150
Net income                                                                           325                269
Per common share
   Basic earnings                                                                   1.06                .88
   Diluted earnings                                                                 1.05                .87
   Book value                                                                      18.78              17.20
   Cash dividends declared                                                           .41                .39
--------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on
   Average common shareholders' equity                                             22.94%             21.10%
   Average assets                                                                   1.71               1.51
Net interest margin                                                                 3.86               3.96
Noninterest income to total revenue                                                52.40              44.00
Efficiency *                                                                       53.45              57.05

* Excluding amortization, distributions on capital securities and residential mortgage banking hedging activities

--------------------------------------------------------------------------------------------------------------

                                                               March 31     December 31    September 30     June 30       March 31
                                                                 1999           1998          1998           1998           1998
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (in millions)
Assets                                                         $74,868        $77,207       $76,238        $75,873        $72,355
Earning assets                                                  66,710         69,027        68,638         68,353         65,210
Loans, net of unearned income                                   52,800         57,650        56,752         56,237         54,511
Securities available for sale                                    9,170          7,074         7,152          7,540          7,511
Deposits                                                        45,799         47,496        46,875         47,096         46,068
Borrowed funds                                                  19,935         20,946        19,972         20,488         18,375
Shareholders' equity                                             5,931          6,043         5,793          5,633          5,487
Common shareholders' equity                                      5,617          5,729         5,479          5,318          5,173

CAPITAL RATIOS
Leverage                                                          7.28%          7.22%         7.18%          7.18%          7.36%
Common shareholders' equity to total assets                       7.50           7.42          7.19           7.01           7.15

ASSET QUALITY RATIOS
Nonperforming assets to total loans and foreclosed assets          .62%           .58%          .58%           .57%           .61%
Allowance for credit losses to total loans                        1.27           1.31          1.44           1.53           1.67
Allowance for credit losses to nonaccrual loans                 230.93         255.25        289.36         315.81         321.13
Net charge-offs to average loans                                   .56           1.24           .62            .64            .67

------------------------------------------------------------------------------------------------------------------------------------

                                 PNC BANK CORP.
                                      ----
                                       1

Financial Review

This Financial Review should be read in conjunction with the PNC Bank Corp. and subsidiaries' ("Corporation" or "PNC Bank") unaudited Consolidated Financial Statements included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1998 Annual Report.

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

PNC Bank has responded to these challenges by transitioning to an organization managed as separate businesses with highly focused customer segments. This style of management provides the basis for differentiated businesses capable of competing in today's environment where banks and other financial service providers seek the same customers. This business model will also enable the Corporation to optimize its consolidated value by effectively leveraging its technology, information, branding and marketing resources.

The Corporation has altered its business mix by investing in specialized financial services businesses, including asset management, mutual fund servicing, investment advisory, mortgage banking and corporate services. These businesses are largely fee-based, less capital intensive and provide growth opportunities on a national scale. More meaningful contributions from these businesses, coupled with disciplined management of traditional banking activities have allowed PNC Bank to significantly improve the composition of its revenue stream.

Pursuant to this strategy, the Corporation completed the sale of its credit card business in the first quarter of 1999 and made the decision to exit certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses.

SUMMARY FINANCIAL RESULTS Consolidated net income for the first three months of 1999 was $325 million or $1.05 per diluted share. First quarter 1999 results included $290 million of pretax gains on the sales of PNC Bank's credit card business and an equity interest in Electronic Payment Services, Inc. ("EPS"). The current quarter also included $142 million of valuation adjustments associated with exiting certain institutional lending businesses and $98 million of costs related to efficiency initiatives. Excluding these items, core earnings for the quarter were $293 million or $.94 per diluted share, return on average common shareholders' equity was 20.63% and the return on average assets was 1.54%. Earnings for the first quarter of 1998 were $269 million or $.87 per diluted share. Excluding the credit card business and assuming the provision for credit losses was equal to net charge-offs in 1998, diluted earnings per share for the first quarter of 1999 increased 15% compared with the prior-year quarter.

Taxable-equivalent net interest income for the first quarter of 1999 increased $20 million compared with the first quarter of 1998 primarily due to a $3.6 billion increase in average earning assets. The net interest margin narrowed to 3.86% in the first quarter of 1999 compared with 3.96% in the prior-year quarter. The decline in the net interest margin was primarily associated with a change in balance sheet composition. Total noninterest income, excluding the first quarter 1999 gains and valuation adjustments, increased $77 million or 15% in the quarter-to-quarter comparison primarily due to growth in fee-based revenue. Noninterest income represented 52% of total revenue in the first quarter of 1999 compared with 44% in the prior-year quarter.

The provision for credit losses was equal to net charge-offs at $78 million for the first quarter of 1999, compared with a provision of $30 million a year ago. Net charge-offs were .56% of average loans for the first quarter of 1999 compared with .67% for the first quarter of 1998. Excluding credit cards, net charge-offs were $20 million or .15% of average loans in the first quarter of 1999 compared with $21 million or .17% of average loans in the first quarter of 1998.

Noninterest expense of $823 million for the first quarter of 1999 included $98 million of costs related to efficiency initiatives. Excluding these costs, noninterest expense increased $17 million or 2% compared with the first quarter of 1998. Excluding the impact of gains, valuation adjustments and costs associated with efficiency initiatives, the efficiency ratio improved to 52.0% for the first quarter of 1999 compared with 57.1% in the prior-year quarter.

Total assets were $74.9 billion at March 31, 1999, compared with $77.2 billion at December 31, 1998. Shareholders' equity totaled $5.9 billion at March 31, 1999, compared with $6.0 billion at December 31, 1998. The leverage ratio was 7.28% and Tier I and total risk-based capital ratios were 8.22% and 11.88%, respectively, at March 31, 1999.

The ratio of nonperforming assets to total loans and foreclosed assets was .62% at March 31, 1999 and .58% at December 31, 1998. The allowance for credit losses was 231% of nonaccrual loans and 1.27% of total loans at March 31, 1999, compared with 255% and 1.31%, respectively, at December 31, 1998.





                                 PNC BANK CORP.
                                      ----

Financial Review


REVIEW OF BUSINESSES

PNC Bank operates seven major businesses engaged in retail banking, asset management and wholesale banking activities: PNC Regional Bank, PNC Advisors, BlackRock, PFPC Worldwide, PNC Institutional Bank, PNC Secured Finance and PNC Mortgage.

Business results are based on PNC Bank's management accounting practices. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC Bank's results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented as if each business operated on a stand-alone basis.

The presentation of business results was changed during the first quarter of 1999 to reflect the Corporation's operating strategy. PNC Regional Bank reflects the combination of PNC Regional Community Bank and PNC National Consumer Bank. Branch-based brokerage activities (previously included in PNC Advisors), the middle market customer segment (previously included in PNC Corporate Bank) and regional real estate lending and leasing activities in PNC Bank's geographic footprint (previously included in PNC Secured Finance) were also combined with PNC Regional Bank. Additionally, residential mortgages (that were previously included in PNC Mortgage) were realigned with PNC Regional Bank. Certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses as well as venture capital activities (previously in PNC Corporate Bank) are included in Other. The remaining activities that were previously in PNC Corporate Bank, comprise PNC Institutional Bank. BlackRock reflects total legal entity results for BlackRock, Inc. Financial results for 1999 and 1998 are presented consistent with this structure.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time-to-time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of these services.

Total business financial results differ from consolidated financial results primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, venture capital activities, sales of equity interests in subsidiaries, eliminations and unassigned items, the impact of which is reflected in Other.

The Corporation is managed as a portfolio of distinct businesses that are positioned to compete as stand-alone companies while effectively leveraging PNC Bank's technology information, branding and marketing resources. Total business earnings were $275 million for the first quarter of 1999, a 19% increase compared with the prior-year quarter. The contribution from asset management businesses increased to 21% of total business results while the regional bank declined to 55% and the contribution from wholesale businesses remained relatively stable at 24%.

RESULTS OF BUSINESSES
                                                                                             Return on
                                                   Earnings               Revenue         Assigned Capital        Average Assets
Three months ended March 31 -            -------------------------------------------------------------------------------------------
dollars in millions                            1999        1998       1999      1998      1999        1998         1999       1998
------------------------------------------------------------------------------------------------------------------------------------
PNC Regional Bank                              $150        $135       $558       $543      21%         19%        $39,383    $38,800
Asset Management
  PNC Advisors                                   36          25        182        109      26          27           3,249      2,655
  BlackRock                                      12           8         88         70      43          44             400        293
  PFPC Worldwide                                 11           9         54         43      44          43             268        218
--------------------------------------------------------------------------------------                         ---------------------
       Total asset management                    59          42        324        222      31          33           3,917      3,166
Wholesale
  PNC Institutional Bank                         28          23        101         87      17          16           9,638      8,334
  PNC Secured Finance                            27          25         71         50      19          27           8,202      5,294
  PNC Mortgage                                   11           6        101         74      10          10           7,084      3,826
--------------------------------------------------------------------------------------                         ---------------------
       Total wholesale                           66          54        273        211      16          18          24,924     17,454
--------------------------------------------------------------------------------------                         ---------------------
   Total businesses                             275         231      1,155        976      21          20          68,224     59,420
Other                                            18          38         92        174                               8,734     12,721
--------------------------------------------------------------------------------------                         ---------------------
                                                293         269      1,247      1,150      21          21          76,958     72,141
Gain on sale of credit card business            125                    193
Gain on sale of equity interest in EPS           63                     97
Valuation adjustments                          (92)                  (142)
Costs related to efficiency initiatives        (64)
--------------------------------------------------------------------------------------                         ---------------------
   Total consolidated                          $325        $269     $1,395     $1,150      23          21         $76,958    $72,141
------------------------------------------------------------------------------------------------------------------------------------




                                 PNC BANK CORP.
                                      ----

PNC REGIONAL BANK
Three months ended March 31 - dollars in        1999        1998
millions
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $432        $420
Noninterest income                               126         123
-----------------------------------------------------------------
   Total revenue                                 558         543
Provision for credit losses                       11          15
Noninterest expense                              302         305
-----------------------------------------------------------------
   Pretax earnings                               245         223
Income taxes                                      95          88
-----------------------------------------------------------------
   Earnings                                     $150        $135
-----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Consumer                                   $9,426      $9,974
   Commercial                                  9,577       8,412
   Residential mortgage                        9,847       9,699
   Other                                       2,965       2,998
-----------------------------------------------------------------
     Total loans                              31,815      31,083
Assigned assets and other assets               7,568       7,717
-----------------------------------------------------------------
   Total assets                              $39,383     $38,800
-----------------------------------------------------------------

Deposits
   Noninterest-bearing demand                 $6,633      $6,429
   Interest-bearing demand                     4,679       4,118
   Money market                                8,531       7,020
   Savings                                     2,461       2,615
   Certificates                               13,752      15,347
-----------------------------------------------------------------
     Total net deposits                       36,056      35,529
Other liabilities                                373         360
Assigned capital                               2,954       2,911
-----------------------------------------------------------------
   Total funds                               $39,383     $38,800
-----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        21%         19%
Noninterest income to total revenue               23          23
Efficiency                                        52          54
-----------------------------------------------------------------

PNC Regional Bank provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, leasing, treasury management and capital markets products and services to mid-sized and small businesses primarily within PNC Bank's geographic footprint. PNC Regional Bank utilizes experienced relationship managers and sophisticated information technology to identify consumer preferences for products and services and the delivery channel of choice.

Consumers are increasingly demanding the convenience of multiple delivery channels and choice among high value products and services. As consumer preferences have changed, PNC Regional Bank has focused on offering desired products and balancing resources between traditional branches and technologically advanced delivery channels.

PNC Regional Bank contributed 55% of total business earnings for the first quarter of 1999 compared with 58% in the first quarter of 1998. Earnings of $150 million for the first quarter of 1999 increased $15 million or 11% in the period-to-period comparison and performance ratios improved due to strategies designed to respond to changing customer preferences while improving the effectiveness and efficiency of the delivery system.

Total revenue increased 3% to $558 million in the first quarter of 1999 compared with the prior-year quarter primarily due to loan and deposit growth resulting from leveraging investments made in customer information technology and targeted marketing initiatives.

Noninterest expense in the first quarter of 1999 declined 1% compared with the prior-year quarter primarily due to ongoing efficiency initiatives that resulted in an improvement in the efficiency ratio to 52% for the first quarter of 1999 compared with 54% a year ago.

PNC Regional Bank engages in lending and deposit activities that are affected by economic and financial market conditions. An economic slowdown could have an adverse impact on its results of operations.


                                 PNC BANK CORP.
                                      ----

Financial Review

PNC ADVISORS
Three months ended March 31 - dollars in
millions                                          1999   1998
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $34     $29
Noninterest income
   Investment management and trust                 94      74
   Brokerage                                       38       5
   Other                                           16       1
----------------------------------------------------------------
     Total noninterest income                     148      80
----------------------------------------------------------------
   Total revenue                                  182     109
Provision for credit losses                         1
Noninterest expense                               123      69
----------------------------------------------------------------
   Pretax earnings                                 58      40
Income taxes                                       22      15
----------------------------------------------------------------
   Earnings                                       $36     $25
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                       $1,004     $987
   Consumer                                      952      920
   Commercial                                    621      582
   Other                                         255       32
----------------------------------------------------------------
     Total loans                               2,832    2,521
Other assets                                     417      134
----------------------------------------------------------------
   Total assets                               $3,249   $2,655
----------------------------------------------------------------

Deposits                                      $2,431   $2,230
Assigned funds and other liabilities             262       56
Assigned capital                                 556      369
----------------------------------------------------------------
   Total funds                                $3,249   $2,655
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        26%      27%
Noninterest income to total revenue               81       73
Efficiency                                        66       63
----------------------------------------------------------------

PNC Advisors, the nation's fourth-largest manager of trust and high net worth assets, offers personalized investment management, high-end brokerage, personal trust, estate planning and traditional banking services to affluent and wealthy individuals; and investment management, trust and administrative services to pensions, 401(k) plans and charitable organizations.

PNC Advisors strives to be the financial "advisor of choice" in the growing affluent market, providing a full range of high quality, customized and predominantly fee-based investment products and services. Consistent with this objective, in the fourth quarter of 1998, the Corporation acquired Hilliard-Lyons, Inc. ("Hilliard Lyons") a retail brokerage and investment management firm focused on delivering brokerage services and investment management expertise to affluent clients. PNC Advisors anticipates expanding the Hilliard Lyons brand and organization throughout PNC Bank's footprint, which includes five of the nation's ten wealthiest metropolitan areas.

PNC Advisors contributed 13% of total business earnings for the first quarter of 1999 compared with 11% in the prior-year period. Earnings of $36 million for the first quarter of 1999 increased $11 million or 44% compared with the first quarter of 1998 driven by revenue growth and efficiencies generated through the consolidation of operations.

Revenue increased $73 million or 67% for the first quarter of 1999 compared with the prior-year period. The increase was due to higher brokerage revenue primarily from Hilliard Lyons as well as higher assets under management resulting from market appreciation and new business. The period-to-period increase in noninterest expense and the efficiency ratio was attributable to Hilliard Lyons.

ASSETS UNDER MANAGEMENT*
March 31 - in billions                            1999     1998
----------------------------------------------------------------
Personal investment management and trust           $52      $48
Institutional trust                                  9        7
Hilliard Lyons                                       5
----------------------------------------------------------------
   Total                                           $66      $55
----------------------------------------------------------------
* Assets under management do not include brokerage assets administered.

Assets under management increased 20% compared with the prior-year quarter to $66 billion at March 31, 1999, due to market appreciation, new business and the acquisition of Hilliard Lyons. Brokerage assets administered by PNC Advisors increased $26 billion in the quarter-to-quarter comparison to $35 billion at March 31, 1999.

PNC Advisors' revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                      ----

BLACKROCK
Three  months  ended  March 31 -  dollars  in
millions                                        1999       1998
----------------------------------------------------------------
INCOME STATEMENT
Advisory and administrative fees                 $84        $51
Other income                                       4         19
----------------------------------------------------------------
    Total revenue                                 88         70
Operating expense                                 62         49
Goodwill amortization                              2          2
----------------------------------------------------------------
   Operating income                               24         19
Interest expense                                   4          4
----------------------------------------------------------------
   Pretax earnings                                20         15
Income taxes                                       8          7
----------------------------------------------------------------
   Earnings                                      $12         $8
----------------------------------------------------------------

PERIOD-END BALANCE SHEET
Goodwill                                        $201       $211
Other assets                                     199         82
----------------------------------------------------------------
   Total assets                                 $400       $293
----------------------------------------------------------------

Borrowings                                      $179       $174
Other liabilities                                103         49
Shareholders' equity                             118         70
----------------------------------------------------------------
   Total funds                                  $400       $293
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on average equity                          43%        44%
Operating margin                                  27         27
Efficiency                                        70         70
----------------------------------------------------------------

BlackRock offers fixed income, domestic and international equity and liquidity investment products. BlackRock manages assets for over 50% of the Fortune 100 companies and is focused on expanding marketing and delivery channels for a wide range of institutional and retail customers.

BlackRock contributed 4% of total business earnings for the first quarter of 1999 compared with 3% a year ago. Earnings of $12 million for the first quarter of 1999 increased 50% compared with the prior-year quarter primarily driven by revenue growth related to significant new business and market appreciation. Advisory and administration fees for the first quarter of 1999 increased $33 million or 65% compared with the prior-year quarter due to a 24% increase in assets under management and the conversion of $8.2 billion in PNC Common Trust funds into the BlackRock Funds. The $15 million decrease in other income reflects lower performance fees associated with a closed-end fund that is currently in liquidation. The increase in operating expense in the quarter-to-quarter comparison supported revenue growth.

At March 31, 1999, BlackRock managed $140 billion of assets for individual and institutional investors, of which 90% were invested in fixed income and liquidity funds that historically have been less volatile than equity funds. BlackRock was awarded $17 billion of new investment mandates during the first quarter of 1999.


ASSETS UNDER MANAGEMENT
March 31 - in billions                          1999     1998
----------------------------------------------------------------
Fixed income                                     $78      $57
Liquidity                                         48       42
Equity and other                                  14       14
----------------------------------------------------------------
   Total assets under management                $140     $113
----------------------------------------------------------------

Proprietary mutual funds
   BlackRock Funds                               $25      $24
   Provident Institutional Funds                  23       20
----------------------------------------------------------------
     Total proprietary mutual funds              $48      $44
----------------------------------------------------------------

BlackRock's proprietary mutual fund family, with approximately $48 billion in assets, provides individual investors with a full range of equity, bond and money market investment products. In May 1998, PNC converted $8.2 billion of Common Trust funds into the BlackRock Funds. For comparative purposes, BlackRock Fund assets under management at March 31, 1998 have been restated to include PNC's Common Trust fund assets.

During the first quarter of 1999, BlackRock announced plans to form a joint venture with Nomura Asset Management Co., Ltd., the largest asset manager in Japan. The joint venture, Nomura BlackRock Asset Management Co., Ltd., will serve Japanese institutional and investment trust investors and is an important strategic step in expanding BlackRock's international presence.

On May 13, 1999, BlackRock, Inc. filed a registration statement for an initial public offering of its common stock. PNC Bank will retain a majority ownership position in the publicly traded firm. Management anticipates that this offering will help BlackRock to continue to pursue its goal to be one of the largest and best investment managers in the nation.

BlackRock's revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                      ----

Financial Review

PFPC WORLDWIDE
Three  months  ended  March 31 -  dollars  in
millions                                        1999       1998
----------------------------------------------------------------
INCOME STATEMENT
Revenue                                          $54        $43
Operating expense                                 36         29
----------------------------------------------------------------
   Pretax earnings                                18         14
Income taxes                                       7          5
----------------------------------------------------------------
   Earnings                                      $11         $9
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Total assets                                    $268       $218
----------------------------------------------------------------

Deposits                                        $149       $114
Other liabilities                                 18         20
Assigned capital                                 101         84
----------------------------------------------------------------
   Total funds                                  $268       $218
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        44%        43%
Efficiency                                        65         67
----------------------------------------------------------------

PFPC Worldwide ("PFPC"), the Corporation's global fund servicing operation, provides a wide range of accounting, administration, transfer agency, custody, securities lending and integrated banking transaction services to mutual funds, pension and money fund managers, partnerships, brokerage firms, insurance companies and banks, both domestically and globally. PFPC is the second-largest full service accounting agent and the third-largest full service transfer agent of mutual funds in the United States. Continued growth of its Dublin, Ireland operation has expanded PFPC's global presence. PFPC will continue to leverage its technology platform, allowing customized services for individual clients and to promote its full service capabilities to both the domestic and global marketplace.

PFPC contributed 4% of total business earnings in the first quarter of 1999 and 1998. Earnings of $11 million in the first quarter of 1999 increased $2 million or 22% compared with the prior-year quarter. Revenue of $54 million in the first quarter of 1999 increased $11 million or 26% compared with the prior-year quarter driven by new business, existing client growth and favorable market conditions. Operating expense increased in the quarter-to-quarter comparison to support revenue and infrastructure growth associated with business expansion.


ASSETS SERVICED
March 31 - in billions                            1999     1998
----------------------------------------------------------------
Custody                                           $338     $265
Accounting/administration                          266      218
----------------------------------------------------------------

PFPC's revenue is primarily affected by the number and value of customer accounts serviced and financial market conditions. Revenue may be positively affected by increasing customer account values or improving financial markets. Conversely, declining customer account values or deteriorating financial markets may have an adverse effect on results of operations.

PNC INSTITUTIONAL BANK
Three months ended March 31 - dollars in
millions                                          1999     1998
-----------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                             $45      $39
Noncredit revenue
   Treasury management                              39       34
   Capital markets                                  16       11
   Other                                             1        3
-----------------------------------------------------------------
     Total noncredit revenue                        56       48
-----------------------------------------------------------------
   Total revenue                                   101       87
Provision for credit losses                          4
Noninterest expense                                 54       52
-----------------------------------------------------------------
   Pretax earnings                                  43       35
Income taxes                                        15       12
-----------------------------------------------------------------
   Earnings                                        $28      $23
-----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Specialized industries                       $4,293   $3,348
   Large corporate                               3,336    3,045
   Other                                           425      308
-----------------------------------------------------------------
     Total loans                                 8,054    6,701
Other assets                                     1,584    1,633
-----------------------------------------------------------------
   Total assets                                 $9,638   $8,334
-----------------------------------------------------------------

Net deposits                                    $2,648   $2,596
Assigned funds and other liabilities             6,315    5,155
Assigned capital                                   675      583
-----------------------------------------------------------------
   Total funds                                  $9,638   $8,334
-----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                          17%      16%
Noncredit revenue to total revenue                  55       55
Efficiency                                          52       59
-----------------------------------------------------------------

PNC Institutional Bank provides credit, treasury management and capital markets products and services to corporations, institutions and government entities.



                                 PNC BANK CORP.
                                      ----

The strategic focus for PNC Institutional Bank is on growing revenue from higher margin fee-based products and services, devoting capital and resources on higher-return businesses and relationships, and to exit those businesses and relationships with lower returns. Consistent with this strategy, during the first quarter of 1999 PNC Institutional Bank made the decision to exit certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses. The operating results for these exited activities are excluded from business results.

PNC Institutional Bank contributed 10% of total business earnings in the first quarter of both 1999 and 1998. Earnings of $28 million in 1999 increased $5 million or 22% compared with the prior-year quarter due to growth in revenue.

Total revenue of $101 million for the first quarter of 1999 increased $14 million or 16% compared with the first quarter of 1998. Credit-related revenue primarily represents net interest income from loans and increased 15% in the quarter-to-quarter comparison. This growth was driven by higher loan outstandings to relationships that also utilize noncredit services. Noncredit revenue, which includes noninterest income and the benefit of compensating balances in lieu of fees, increased $8 million or 17% compared with the prior-year quarter driven by growth in treasury management and capital markets.

PNC Institutional Bank engages in credit, treasury management and capital markets activities, all of which are impacted by economic and financial market conditions. Accordingly, a decline in the capital markets or an economic slowdown could adversely impact asset quality and results of operations.


PNC SECURED FINANCE
Three months ended March 31 - dollars in
millions                                         1999     1998
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $50      $41
Noninterest income
   Net commercial mortgage banking                  9
   Corporate finance                                5        3
   Other                                            7        6
----------------------------------------------------------------
     Total noninterest income                      21        9
----------------------------------------------------------------
   Total revenue                                   71       50
Provision for credit losses                        (2)      (3)
Noninterest expense                                35       18
----------------------------------------------------------------
   Pretax earnings                                 38       35
Income taxes                                       11       10
----------------------------------------------------------------
   Earnings                                       $27      $25
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $3,001   $1,666
   Commercial real estate                       1,036    1,290
   Business credit                              1,565    1,046
   Leasing                                      1,073      801
   Midland                                        607      154
   Affordable housing                             139      187
----------------------------------------------------------------
     Total loans                                7,421    5,144
Commercial mortgages held for sale                 84
Other assets                                      697      150
----------------------------------------------------------------
   Total assets                                $8,202   $5,294
----------------------------------------------------------------

Deposits                                       $1,153   $1,024
Assigned funds and other liabilities            6,475    3,899
Assigned capital                                  574      371
----------------------------------------------------------------
   Total funds                                 $8,202   $5,294
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                         19%      27%
Noninterest income to total revenue                30       18
Efficiency                                         40       36
----------------------------------------------------------------

PNC Secured Finance is engaged in commercial real estate finance, including loan origination, securitization and servicing; asset-based financing, including lending, syndication and treasury management services; and equipment lease financing to a wide range of customers nationally.

During the second quarter of 1998, PNC Secured Finance acquired Midland Loan Services, L.P. ("Midland") one of the nation's largest servicers of commercial mortgages. This acquisition, along with several other investments made by PNC Secured Finance in 1998, reflects its continuing strategy to increase noninterest income and expand nationally.


                                 PNC BANK CORP.
                                      ----

Financial Review

PNC Secured Finance contributed 10% of total business earnings in the first quarter of 1999 compared with 11% in the prior-year period. Earnings of $27 million in the first quarter of 1999 increased 8% compared with the first quarter of 1998 primarily due to growth in business credit, leasing and traditional real estate activities. This growth was partially offset by the continued integration of Midland, which is expected to provide contributions through commercial mortgage-backed securitizations and growth in commercial loan servicing in future periods.

Net interest income increased $9 million or 22% to $50 million for the first quarter of 1999 compared with the prior-year period due to growth in short-term loan outstandings to existing customers.

Noninterest income as a percentage of total revenue increased to 30% for the first quarter of 1999 compared with 18% in the first quarter of 1998, mainly due to $9 million of commercial mortgage servicing revenue from Midland, reflecting the strategy to invest in fee-based businesses.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                                1999
----------------------------------------------------------------
January 1                                                  $39
Acquisitions/additions                                       4
Repayments/transfers                                        (3)
----------------------------------------------------------------
   March 31                                                $40
----------------------------------------------------------------

At March 31, 1999, the commercial mortgage servicing portfolio totaled $40 billion, substantially all of which is serviced for others.

PNC Secured Finance engages in credit, asset servicing and securitization activities, all of which are impacted by economic and financial market conditions. Accordingly, a decline in the commercial mortgage-backed securities market or an economic slowdown could adversely impact asset quality and results of operations.

PNC MORTGAGE
Three months ended March 31 - dollars in
millions                                          1999     1998
----------------------------------------------------------------
INCOME STATEMENT
Net mortgage banking revenue
   Residential mortgage servicing                  $74      $41
   Origination and securitization                   58       33
   Sales of servicing and other                      1        7
   MSR amortization                                (12)     (33)
   Hedging activities                              (45)       7
----------------------------------------------------------------
     Net mortgage banking revenue                   76       55
Net interest income                                 25       19
----------------------------------------------------------------
   Total revenue                                   101       74
Operating expense                                   83       64
----------------------------------------------------------------
   Pretax earnings                                  18       10
Income taxes                                         7        4
----------------------------------------------------------------
   Earnings                                        $11       $6
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Residential mortgages held for sale             $2,948   $2,321
Securities available for sale                    2,669      651
Mortgage servicing rights and other assets       1,467      854
----------------------------------------------------------------
   Total assets                                 $7,084   $3,826
----------------------------------------------------------------

Escrow deposits                                 $1,220     $786
Assigned funds and other liabilities             5,404    2,791
Assigned capital                                   460      249
----------------------------------------------------------------
   Total funds                                  $7,084   $3,826
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                          10%      10%
Net mortgage banking revenue to total revenue       75       74
Efficiency                                          53       64
----------------------------------------------------------------

PNC Mortgage originates, purchases and services residential mortgages and related products, and securitizes and sells residential mortgages as private-label mortgage-backed securities and performs master servicing of those securities for investors through PNC Mortgage Securities Corp. At March 31, 1999, PNC Mortgage was the nation's eleventh-largest servicer and the twelfth largest originator of residential mortgages.

PNC Mortgage contributed 4% of total business earnings in the first quarter of 1999 compared with 3% in the first quarter of 1998. Earnings of $11 million in the first quarter of 1999 increased $5 million or 83% compared with the prior-year quarter primarily due to higher business volumes.


                                 PNC BANK CORP.
                                      ----

Net mortgage banking revenue and operating expense increased in the quarter-to-quarter comparison as a result of the larger servicing portfolio and higher loan origination volume. The efficiency ratio improved significantly as PNC Mortgage continued to leverage its technology platform and servicing capabilities.

During 1999, PNC Mortgage funded $6 billion of residential mortgages, with 40% representing retail originations. The comparable amounts were $3 billion and 46%, respectively, in the first quarter of 1998. Production volume in the first quarter of 1999 included $2 billion of originations and $4 billion of contractual flow purchases. The corresponding amounts for the first quarter of 1998 were $1 billion and $2 billion, respectively. The quarter-to-quarter increase reflected the initiative to expand retail and correspondent origination capabilities.

RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    1999        1998
----------------------------------------------------------------
January 1                                       $62         $41
   Production volume                              6           3
   Acquisitions                                   2           3
   Repayments                                    (4)         (4)
   Sales                                                     (1)
----------------------------------------------------------------
     March 31                                   $66         $42
----------------------------------------------------------------

At March 31, 1999, the residential mortgage servicing portfolio totaled $66 billion, including $58 billion of loans serviced for others, with a weighted-average coupon of 7.57%. In addition, the master servicing portfolio grew 98% in the quarter-to-quarter comparison to $30 billion at March 31, 1999. Capitalized MSR totaled $972 million at March 31, 1999 and had an estimated fair value of $1.062 billion.

Securities available for sale increased $2 billion in the first quarter of 1999 compared with the prior-year quarter and are part of PNC Mortgage's hedging strategies.

PNC Mortgage securitized $6 billion of loans in the first quarter of 1999 compared with $4 billion in the prior-year quarter. The increase in securitization activity resulted in an increase in residential mortgage loans held for sale.

MSR value and amortization are affected by changes in interest rates. If interest rates decline and the rate of prepayment increases, the underlying servicing fees and related MSR value also would decline. In a period of rising interest rates, a converse relationship would exist. The Corporation seeks to manage this risk by using financial instruments as hedges designed to move in the opposite direction of MSR value changes.

FORWARD-LOOKING STATEMENTS

PNC Bank has made, and may continue to make, various written and oral forward-looking statements with respect to financial performance and other financial and business matters. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere in this Financial Review, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the inability of the Corporation or others to remediate year 2000 concerns in a timely fashion; continued pricing pressures on loan and deposit products; increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses; competition; the ability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures; changes in global and domestic economic conditions generally and in local markets in which the Corporation conducts business; changes in interest rates and financial and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.




                                 PNC BANK CORP.
                                      ----

Financial Review

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME ANALYSIS


Taxable-equivalent basis                       Average Balances              Interest Income/Expense         Average Yields/Rates
                                          ------------------------------   ---------------------------    --------------------------
Three months ended March 31 - dollars         1999      1998    Change       1999     1998    Change       1999      1998   Change
in millions
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                      $3,383    $2,363    $1,020        $56      $42      $14         6.68%    7.16%    (48)bp
   Securities available for sale             7,755     7,784       (29)       107      117      (10)        5.55     6.01     (46)
   Loans, net of unearned income
     Consumer (excluding credit card)       10,955    11,186      (231)       222      236      (14)        8.21     8.56     (35)
     Credit card                             2,724     3,748    (1,024)       100      133      (33)       14.91    14.38      53
     Residential mortgage                   12,184    12,784      (600)       216      233      (17)        7.09     7.31     (22)
     Commercial                             24,574    20,665     3,909        462      407       55         7.52     7.87     (35)
     Commercial real estate                  3,398     3,624      (226)        65       79      (14)        7.70     8.68     (98)
     Other                                   2,860     2,076       784         52       36       16         7.24     6.99      25
------------------------------------------------------------------------   ---------------------------
     Total loans, net of unearned income    56,695    54,083     2,612      1,117    1,124       (7)        7.91     8.36     (45)
   Other                                     1,005       959        46         16       15        1         6.19     6.48     (29)
------------------------------------------------------------------------   ---------------------------
     Total interest-earning assets/
       interest income                      68,838    65,189     3,649      1,296    1,298       (2)        7.56     8.00     (44)
Noninterest-earning assets                   8,120     6,952     1,168
------------------------------------------------------------------------
     Total assets                          $76,958   $72,141    $4,817
------------------------------------------------------------------------
Interest-bearing liabilities
   Deposits
     Demand and money market               $16,825   $14,153    $2,672        113      103       10         2.73     2.97     (24)
     Savings                                 2,535     2,646      (111)        10       13       (3)        1.63     1.99     (36)
     Other time                             17,262    17,346       (84)       219      234      (15)        5.12     5.46     (34)
     Deposits in foreign offices               759       800       (41)         9       11       (2)        4.78     5.68     (90)
------------------------------------------------------------------------   ---------------------------
     Total interest-bearing deposits        37,381    34,945     2,436        351      361      (10)        3.80     4.19     (39)
   Borrowed funds                           21,584    19,989     1,595        281      293      (12)        5.21     5.85     (64)
------------------------------------------------------------------------   ---------------------------
     Total interest-bearing
       liabilities/ interest expense        58,965    54,934     4,031        632      654      (22)        4.31     4.79     (48)
                                                                           ---------------------------   ---------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                   17,993    17,207       786
------------------------------------------------------------------------
     Total liabilities, capital
       securities and shareholders'
       equity                              $76,958   $72,141    $4,817
------------------------------------------------------------------------
Interest rate spread                                                                                        3.25     3.21       4
Impact of noninterest-bearing sources                                                                        .61      .75     (14)
                                                                                                         ---------------------------
     Net interest income/margin                                              $664     $644      $20         3.86%    3.96%    (10)bp
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income increased $20 million to $664 million in the first quarter of 1999 compared with $644 million in the first quarter of 1998. The net interest margin was 3.86% in the first quarter of 1999 compared with 3.96% in the first quarter of 1998.

The increase in net interest income in the first quarter of 1999 was due to a $3.6 billion increase in average earning assets, which more than offset a narrower net interest margin resulting from a change in balance sheet composition. Average loans grew 4.8% to $56.7 billion in the first quarter of 1999, a $2.6 billion increase from the prior-year period. Growth in commercial loans more than offset lower credit card and residential mortgage loans. Loans represented 82% of average earning assets in the first quarter of 1999 compared to 83% for the prior-year period. Average loans held for sale increased $1.0 billion in the quarter-to-quarter comparison, reflecting higher residential mortgage originations.

Average securities available for sale of $7.8 billion were consistent with the prior year and represented 11% of average earning assets in the first quarter of 1999 compared with 12% a year ago.

Funding cost is affected by the composition of funding sources as well as related rates paid thereon. Average deposits comprised 60% and 62% of total sources of funds in the first quarter of 1999 and 1998, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates. Management expects net interest income and margin to decrease in the second quarter of 1999 due to the sale of the credit card business.


                                 PNC BANK CORP.
                                      ----

PROVISION FOR CREDIT LOSSES The provision for credit losses was $78 million in the first quarter of 1999 compared with $30 million in the prior-year quarter and was equal to net charge-offs. Management anticipates that the Corporation will cover net charge-offs for full-year 1999.

DETAILS OF NONINTEREST INCOME
Three months ended March 31 -
dollars in millions                     1999      1998   Change
-----------------------------------------------------------------
Asset management                        $161      $141      $20
Mutual fund servicing                     51        41       10
Service charges on deposits               50        48        2
Consumer services
   Credit card                            27        26        1
   Brokerage                              46        15       31
   Insurance                              19        10        9
   Other                                  38        31        7
-----------------------------------------------------------------
     Total                               130        82       48
Corporate services
   Capital markets                        19         9       10
   Net commercial mortgage banking        10                 10
   Other                                 (89)       42     (131)
-----------------------------------------------------------------
     Total                               (60)       51     (111)
Net residential mortgage banking
   Mortgage servicing                     60        29       31
   Origination and securitization         58        42       16
   Sales of servicing and other                      7       (7)
   MSR amortization                      (12)      (33)      21
   Hedging activities                    (46)        7      (53)
-----------------------------------------------------------------
     Total                                60        52        8
Net securities gains                                13      (13)
Other                                    339        78      261
-----------------------------------------------------------------
   Total                                $731      $506     $225
-----------------------------------------------------------------

NONINTEREST INCOME Noninterest income was $731 million in the first quarter of 1999 and included $290 million of gains on the sales of the Corporation's credit card business and an equity interest in EPS. Noninterest income also included $142 million of valuation adjustments primarily related to the decision to exit out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses. Excluding the gains and valuation adjustments, noninterest income was $583 million in the first quarter of 1999, a $77 million or 15% increase compared with the prior-year quarter driven by higher fee income. Consumer services, mutual fund servicing, net residential mortgage banking and asset management revenues each grew 14% or more compared with the first quarter of 1998.

Asset management fees grew 14%, primarily reflecting significant new business and market appreciation. Assets under management increased to approximately $182 billion at March 31, 1999 compared with $149 billion at March 31, 1998. Mutual fund servicing fees grew 24% compared with the first quarter of 1998 due to an increase in assets serviced. At March 31, 1999, PFPC Worldwide provided custody and accounting/administration services for $338 billion and $266 billion of mutual fund assets, respectively. The comparable amounts were $265 billion and $218 billion, respectively, a year ago.

Consumer services revenue increased $48 million or 59% compared with the first quarter of 1998 primarily due to an increase in brokerage accounts associated with the Hilliard Lyons acquisition. Corporate services revenue decreased $111 million, reflecting the valuation adjustments. Excluding the valuation adjustments, corporate services revenue increased 47% compared with the prior-year quarter primarily due to the acquisition of Midland.

Net residential mortgage banking revenue grew $8 million or 15% compared with the prior-year quarter primarily due to higher servicing income reflecting growth in the servicing portfolio. Residential mortgage production volume, including both retail and correspondent activity, totaled $6 billion compared with $3 billion in the prior-year period. At March 31, 1999, approximately $66 billion of residential mortgages were serviced, including $58 billion serviced for others.

Other noninterest income increased $261 million in the quarter-to-quarter comparison primarily due to the gains on the sales of the credit card business and an equity interest in EPS.

DETAILS OF NONINTEREST EXPENSE
Three months ended March 31-
dollars in millions                      1999     1998   Change
-----------------------------------------------------------------
Staff expense
   Compensation                          $351     $291     $60
   Employee benefits                       61       63      (2)
-----------------------------------------------------------------
     Total                                412      354      58
Net occupancy and equipment
   Net occupancy                           87       49      38
   Equipment                               88       47      41
-----------------------------------------------------------------
     Total                                175       96      79
Amortization
   Goodwill                                19       13       6
   Other                                    9       11      (2)
-----------------------------------------------------------------
     Total                                 28       24       4
Marketing                                  15       37     (22)
Distributions on capital securities        16       13       3
Other                                     177      184      (7)
-----------------------------------------------------------------
   Total                                 $823     $708    $115
-----------------------------------------------------------------

NONINTEREST EXPENSE Noninterest expense of $823 million for the first quarter of 1999 included $98 million of costs related to efficiency initiatives classified as follows: compensation - $22 million, net occupancy - $35 million, equipment - $38 million and other - $3 million. Excluding these costs, noninterest expense increased $17 million or 2% compared with the first quarter of 1998. Excluding the impact of gains, valuation adjustments and costs associated with efficiency initiatives, the efficiency ratio improved to 52.0% for the first quarter of 1999 compared with 57.1% in the prior-year quarter. Average full-time equivalent employees totaled approximately 26,800 in the first quarter of 1999 compared with 25,000 in the prior-year quarter, an increase of 7% mainly due to acquisitions.


                                 PNC BANK CORP.
                                      ----

Financial Review

CONSOLIDATED BALANCE SHEET REVIEW


LOANS Loans outstanding decreased $4.9 billion from year-end 1998 to $52.8 billion at March 31, 1999. Credit card loans decreased as a result of the sale of the credit card business. The decrease in commercial loans was the result of the decision to exit out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses. Total exposure and outstandings for these businesses were $6.5 billion and $2.0 billion, respectively, at March 31, 1999.

DETAILS OF LOANS
                                           March 31  December 31
In millions                                   1999       1998
----------------------------------------------------------------
Consumer (excluding credit card)
   Home equity                               $5,785      $5,731
   Automobile                                 2,217       2,444
   Education                                  1,384       1,196
   Other                                      1,507       1,609
----------------------------------------------------------------
     Total consumer                          10,893      10,980
Credit card                                               2,958
Residential mortgage                         12,579      12,265
Commercial
   Manufacturing                              4,844       5,336
   Retail/wholesale                           4,569       4,452
   Service providers                          3,261       3,263
   Real estate related                        2,987       3,093
   Communications                             1,429       1,529
   Health care                                  766       1,136
   Financial services                         2,405       2,928
   Other                                      2,821       3,445
----------------------------------------------------------------
     Total commercial                        23,082      25,182
Commercial real estate
   Mortgage                                   1,432       1,398
   Real estate project                        1,985       2,051
----------------------------------------------------------------
     Total commercial real estate             3,417       3,449
Lease financing and other                     3,360       3,370
Unearned income                                (531)       (554)
----------------------------------------------------------------
   Total, net of unearned income            $52,800     $57,650
----------------------------------------------------------------

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS
                                             March 31  December 31
In millions                                     1999      1998
-----------------------------------------------------------------
Consumer (excluding credit card)               $3,683     $3,695
Credit card                                               14,794
Residential mortgage                            3,345      2,756
Commercial                                     29,372     32,923
Commercial real estate                            941      1,078
Other                                             637        652
-----------------------------------------------------------------
   Total                                      $37,978    $55,898
-----------------------------------------------------------------

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. The decrease in commitments to extend credit was the result of the sale of the credit card business and the decision to exit certain institutional lending businesses. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $5.3 billion and $5.9 billion at March 31, 1999 and December 31, 1998, respectively.

Net outstanding letters of credit totaled $4.6 billion and $4.7 billion at March 31, 1999 and December 31, 1998, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES AVAILABLE FOR SALE The securities portfolio increased $2.1 billion from December 31, 1998 to $9.2 billion at March 31, 1999 primarily due to an increase in mortgage-backed securities and securities used to economically hedge MSR. The expected weighted-average life of the securities portfolio increased to 5 years and 5 months at March 31, 1999 compared with 5 years and 3 months at year-end 1998.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                           March 31, 1999    December 31, 1998
                          ----------------- --------------------
                         Amortized    Fair  Amortized     Fair
In millions                 Cost     Value     Cost       Value
----------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government agencies     $3,306   $3,193    $2,781    $2,754
   Mortgage-backed           4,120    4,109     2,942     2,936
   Asset-backed                825      824       709       708
   State and municipal         137      141       122       128
   Other debt                   37       35        33        31
Corporate stocks and other     869      868       542       517
----------------------------------------------------------------
   Total                    $9,294   $9,170    $7,129    $7,074
----------------------------------------------------------------

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in results of operations. Unrealized gains and losses are reflected in other comprehensive income.

The notional value of financial derivatives designated to securities available for sale was $131 million at March 31, 1999. The fair value of such derivatives was $2 million at March 31, 1999. There were no derivatives designated to securities available for sale at December 31, 1998.


                                 PNC BANK CORP.
                                      ----

FUNDING SOURCES Total funding sources were $65.7 billion at March 31, 1999, a decrease of $2.7 billion compared with December 31, 1998, resulting primarily from the sale of the credit card business. The decrease in the first quarter of 1999 was primarily in time deposits and other borrowed funds. This change in funding composition resulted in a strengthening of liquidity as 50% of wholesale liabilities had a maturity beyond one year at March 31, 1999, compared with 48% at December 31, 1998.

DETAILS OF FUNDING SOURCES
                                          March 31   December 31
In millions                                  1999        1998
----------------------------------------------------------------
Deposits
   Demand, savings and money market        $28,925      $29,359
   Time                                     16,499       17,774
   Foreign                                     375          363
----------------------------------------------------------------
     Total deposits                         45,799       47,496
Borrowed funds
   Federal funds purchased                     245          390
   Repurchase agreements                     2,316        1,669
   Bank notes and senior debt                9,899       10,384
   Other borrowed funds                      5,445        6,722
   Subordinated debt                         2,030        1,781
----------------------------------------------------------------
     Total borrowed funds                   19,935       20,946
----------------------------------------------------------------
       Total                               $65,734      $68,442
----------------------------------------------------------------

CAPITAL The access to and cost of funding new business initiatives including acquisitions, ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At March 31, 1999, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL
                                          March 31   December 31
Dollars in millions                          1999       1998
----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $5,617       $5,729
     Preferred                                314          314
   Trust preferred capital securities         848          848
   Goodwill and other                      (1,348)      (1,381)
   Net unrealized securities losses            82           36
----------------------------------------------------------------
     Tier I risk-based capital              5,513        5,546
   Subordinated debt                        1,780        1,641
   Eligible allowance for credit losses       672          753
----------------------------------------------------------------
     Total risk-based capital              $7,965       $7,940
----------------------------------------------------------------
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $67,056      $71,146
   Average tangible assets                 75,770       76,135
----------------------------------------------------------------
Capital ratios
   Tier I risk-based                         8.22%        7.80%
   Total risk-based                         11.88        11.16
   Leverage                                  7.28         7.28
----------------------------------------------------------------

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In February 1999, the Corporation issued $250 million of 6 1/8% subordinated notes due 2009 that qualify as Tier II risk-based capital.

During the first quarter of 1999, PNC Bank repurchased 5.3 million shares of common stock. On February 18, 1999, the Board of Directors authorized the Corporation to purchase up to 15 million shares of common stock through February 29, 2000. Approximately 11.7 million shares remain under this authorization.

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk; the most significant of which are credit, liquidity, and interest rate and market risk. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility that a borrower or counter party may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through, among other things, diversification, limiting exposure to any single industry or customer, requiring collateral or selling participations to third parties and purchasing credit-related derivatives.

NONPERFORMING ASSETS
                                           March 31  December 31
Dollars in millions                          1999        1998
----------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $184         $188
   Residential mortgage                         58           51
   Commercial real estate
     Mortgage                                   17           22
     Real estate project                        28           28
   Consumer                                      4            6
----------------------------------------------------------------
     Total nonaccrual loans                    291          295
Foreclosed and other assets
   Residential mortgage                         15           17
   Commercial real estate                       13           15
   Other                                         9            5
----------------------------------------------------------------
     Total foreclosed and other assets          37           37
----------------------------------------------------------------
     Total nonperforming assets               $328         $332
----------------------------------------------------------------
Nonperforming loans to total loans             .55%         .51%
Nonperforming assets to total loans and
   foreclosed assets                           .62          .58
Nonperforming assets to total assets           .44          .43
----------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

Financial Review

Nonperforming assets include nonaccrual loans and foreclosed and other assets and totaled $328 million at March 31, 1999, compared with $332 million at December 31, 1998.

CHANGE IN NONPERFORMING ASSETS
In millions                                   1999         1998
----------------------------------------------------------------
January 1                                     $332         $333
Transferred from accrual                        74           78
Returned to performing                          (1)          (1)
Principal reductions                           (53)         (50)
Sales                                          (10)         (16)
Charge-offs and other                          (14)          (9)
----------------------------------------------------------------
      March 31                                $328         $335
----------------------------------------------------------------

The amount of nonperforming loans that were current as to principal and interest was $35 million at March 31, 1999 and $28 million at December 31, 1998. There were no troubled debt restructured loans outstanding as of either period end presented.

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
                           Amount            Percent of Loans
                     -------------------------------------------
                     March 31 December 31  March 31  December 31
Dollars in millions     1999       1998        1999        1998
----------------------------------------------------------------
Consumer (excluding credit
card)
   Guaranteed education    $21      $23        1.52%       1.92%
   Other                    28       38         .30         .39
----------------------------------------
     Total consumer         49       61         .45         .56
Credit card                          63                    2.13
Residential mortgage        47       55         .37         .45
Commercial                  48       56         .21         .22
Commercial real estate      16       32         .47         .93
Other                        1        1         .04         .04
----------------------------------------
   Total                  $161     $268         .30         .46
----------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes allocations to specific problem commercial, commercial real estate and other loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others; actual versus estimated losses, current regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and current economic conditions.

While PNC Bank's commercial and consumer pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of risk associated with, but not limited to, potential estimation or judgmental errors. Unallocated reserves provide coverage for such risks. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Senior management's Reserve Adequacy Committee provides oversight for the allowance evaluation process including quarterly evaluations, and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

The increase in the provision for credit losses in the first quarter of 1999 and the evaluation of the allowance for credit losses as of March 31, 1999 reflect changes in loan portfolio composition, changes in asset quality, the impact of selling the credit card business and the decision to exit certain institutional lending businesses. The unallocated portion of the allowance for credit losses represented 37% of the total allowance and
 .47% of total loans at March 31, 1999, compared with 22% and .29%, respectively, at December 31, 1998.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   1999         1998
----------------------------------------------------------------
January 1                                     $753         $972
Charge-offs                                    (97)        (107)
Recoveries                                      19           17
----------------------------------------------------------------
   Net charge-offs                             (78)         (90)
Provision for credit losses                     78           30
Sale of credit card business                   (81)
----------------------------------------------------------------
   March 31                                   $672         $912
----------------------------------------------------------------

The allowance as a percent of nonperforming loans and total loans was 231% and 1.27%, respectively, at March 31, 1999. The comparable year-end 1998 amounts were 255% and 1.31%, respectively.


                                 PNC BANK CORP.
                                      ----

CHARGE-OFFS AND RECOVERIES
Three months ended                                             Percent of
March 31 -                                            Net       Average
dollars in millions     Charge-offs   Recoveries   Charge-offs    Loans
-----------------------------------------------------------------------
1999
Consumer (excluding
   credit card)               $18          $7         $11         .41%
Credit card                    60           2          58        8.64
Residential mortgage            4           1           3         .10
Commercial                     12           7           5         .08
Commercial real estate          1           1
Other                           2           1           1         .14
-------------------------------------------------------------
   Total                      $97         $19         $78         .56
---------------------------------------------------------------------

1998
Consumer (excluding
   credit card)               $24         $10         $14         .51%
Credit card                    72           3          69        7.47
Residential mortgage            2                       2         .06
Commercial                      6           3           3         .06
Commercial real estate          2           1           1         .11
Other                           1                       1         .20
-------------------------------------------------------------
   Total                     $107         $17         $90         .67
----------------------------------------------------------------------

The actual level of net charge-offs and the provision for credit losses in future periods can be affected by many business and economic factors and may differ from current or historical experience.

LIQUIDITY RISK Liquidity represents an institution's ability to obtain funds at reasonable rates to satisfy commitments to borrowers, demands of depositors and debt holders and to invest in strategic initiatives. Liquidity risk is centrally managed by Asset and Liability Management.

Key factors affecting the Corporation's liquidity include the availability and distribution of funding by type and maturity, asset quality, current and future earnings expectations, market factors, and management and business outlooks and strategies.

Liquidity risk management includes consideration of the Corporation's ability to raise funds in the capital markets through asset securitizations or sales. The ability to raise funds in the capital markets depends on credit ratings, market conditions, capital considerations, investor demand and other factors.

Liquid assets consist of short-term investments, loans held for sale and securities available for sale. At March 31, 1999, such assets totaled $14 billion, with $6.3 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages that may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At March 31, 1999, approximately $4.7 billion of residential mortgages were available as collateral for borrowings from the FHLB.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit and through asset securitizations and sales. At March 31, 1999, the Corporation had unused capacity under effective shelf registration statements of approximately $1.1 billion of debt and equity securities and $400 million of trust preferred capital securities. During the first three months of 1999, the Corporation issued $250 million of subordinated debt. In addition, the Corporation has an unused line of credit of $500 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $549 million at March 31, 1999. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders and others. The impact of replacing maturing liabilities is reflected in the income simulation model in the overall asset and liability management process.

INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to minimize its reliance on a particular interest rate scenario as a source of earnings, while maximizing net interest income and net interest margin. To achieve these objectives, the Corporation uses securities purchases and sales, long-term and short-term funding, financial derivatives and other capital markets instruments.

Interest rate risk is centrally managed by Asset and Liability Management. The Corporation actively measures and monitors components of interest rate risk including term structure or repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. Senior management's Corporate Asset and Liability Committee provides strategic direction to Asset and Liability Management and, in doing so, reviews capital markets activities and interest rate risk exposures. The Finance Committee of the Board of Directors is responsible for overseeing the Corporation's interest rate risk management process.

The Corporation measures and manages both the short-term and long-term effects of changing interest rates. A net interest income simulation model is used to measure the sensitivity of net interest income to changing interest rates over the next


                                 PNC BANK CORP.
                                      ----

Financial Review

twenty-four month period; and an economic value of equity model is used to measure the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

The income simulation model is the primary tool used to measure the direction and magnitude of changes in net interest income resulting from changes in interest rates. Forecasting net interest income and its sensitivity to changes in interest rates requires that the Corporation make assumptions about the volume and characteristics of new business and the behavior of existing positions. These business assumptions are based on the Corporation's experience, business plans and published industry experience. Key assumptions employed in the model include prepayment speeds on mortgage-related assets and consumer loans, loan volumes and pricing, deposit volumes and pricing, the expected life and repricing characteristics of nonmaturity loans and deposits, and management's financial and capital plans.

Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. During the first three months of 1999, the Corporation's interest rate risk exposures were within policy limits. At March 31, 1999, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicates that net interest income would decrease by 0.7%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicates that net interest income would increase by 0.6%.

The Corporation models additional interest rate scenarios covering a wider range of rate movements to identify yield curve, term structure and basis risk exposures. These scenarios are developed based on historical rate relationships or management's expectations regarding the future direction and level of interest rates. Depending on market conditions and other factors, these scenarios may be modeled more or less frequently. Such analyses are used in conjunction with the net interest income simulation model and economic value of equity model to identify inherent risk and develop appropriate strategies.

The Corporation measures the sensitivity of the value of its on-balance-sheet and off-balance-sheet positions to movements in interest rates using an economic value of equity sensitivity model. The model computes the value of all current on-balance-sheet and off-balance-sheet positions under a range of instantaneous interest rate changes. The resulting change in the value of equity is the measure of overall long-term interest rate risk inherent in the Corporation's existing on-balance-sheet and off-balance-sheet positions. The Corporation uses the economic value of equity model to complement the net interest income simulation modeling process.

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates.

Based on the results of the economic value of equity model at March 31, 1999, if interest rates were to instantaneously increase by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.42% of assets. If interest rates were to instantaneously decrease by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by 0.09% of assets.

MARKET RISK Most of PNC Bank's trading activities are designed to provide capital markets services for customers of PNC Institutional Bank, PNC Secured Finance, and PNC Advisors. The performance of PNC Bank's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the potential loss due to a two standard deviation, one-day move. The combined period-end value-at-risk of all trading operations was less than $600 thousand at March 31, 1999.


                                 PNC BANK CORP.
                                      ----

FINANCIAL DERIVATIVES

A variety of off-balance-sheet financial derivatives are used as part of the overall risk management process to manage interest rate, market and credit risk inherent in the Corporation's business activities. Interest rate swaps and purchased interest rate caps and floors are the primary instruments used for interest rate risk management. Interest rate swaps are agreements to exchange fixed and floating interest rate payments calculated on a notional principal amount. The floating rate is based on a money market index, primarily short-term LIBOR indices. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively.

Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Such contracts are primarily used to manage risk positions associated with certain mortgage banking activities.

Credit-related derivatives provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. Such contracts are primarily used to manage credit risk and regulatory capital associated with commercial lending activities.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk in excess of the amount on the balance sheet, but less than the notional amount of the contract. For interest rate swaps, caps and floors, only periodic cash payments and, with respect to caps and floors, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional value.

During the first three months of 1999, financial derivatives used in interest rate risk management increased net interest income by $16 million compared with a $2 million increase in the prior-year period.

The following table sets forth changes in the notional value of off-balance-sheet financial derivatives used for risk management during the first three months of 1999.

FINANCIAL DERIVATIVES ACTIVITY                                                                                      Weighted-
                                                                                                                      Average
1999 - dollars in millions                        January 1    Additions    Maturities     Terminations  March 31    Maturity
--------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                  $7,163          $750         $(600)                   $7,313    2 yr. 9 mo.
     Pay fixed                                          13             4            (4)                       13         11 mo.
     Basis swaps                                     2,274                         (47)                    2,227    3 yr. 4 mo.
   Interest rate caps                                  722                         (82)                      640    4 yr. 3 mo.
   Interest rate floors                              1,939         2,750           (41)                    4,648    2 yr. 3 mo.
-----------------------------------------------------------------------------------------------------------------
       Total interest rate risk management          12,111         3,504          (774)                   14,841
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                 1,286         8,263        (7,305)                    2,244          2 mo.
       Commitments to sell loans                     3,248        10,777        (9,928)                    4,097          2 mo.
       Options                                         207           383          (260)                      330          2 mo.
     Interest rate floors - MSR                      4,875           800          (425)        $(700)      4,550    4 yr. 5 mo.
-----------------------------------------------------------------------------------------------------------------
       Total residential                             9,616        20,223       (17,918)         (700)     11,221
   Commercial                                          657           291                        (194)        754    7 yr. 4 mo.
-----------------------------------------------------------------------------------------------------------------
       Total mortgage banking activities            10,273        20,514       (17,918)         (894)     11,975
Credit-related activities
   Credit default swaps                              4,255                                                 4,255    2 yr. 5 mo.
-----------------------------------------------------------------------------------------------------------------
       Total                                       $26,639       $24,018      $(18,692)        $(894)    $31,071
--------------------------------------------------------------------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

Financial Review

The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve at March 31, 1999.


FINANCIAL DERIVATIVES
                                                                                                    Weighted-Average Interest
                                                                                                               Rates
                                                                   Notional         Estimated       ---------------------------
March 31, 1999 - dollars in millions                                  Value         Fair Value          Paid        Received
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                             $5,550               $35            5.39%        5.49%
       Pay fixed designated to loans                                      3                              6.23         5.08
       Basis swaps designated to other earning assets                   283                 3            5.30         5.63
     Interest rate caps designated to loans (2)                         640                 7              NM           NM
     Interest rate floors designated to loans (3)                     4,648                 2              NM           NM
---------------------------------------------------------------------------------------------------
         Total asset rate conversion                                 11,124                47
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                      150                 7            5.69         6.65
         Borrowed funds                                               1,613                28            5.53         5.83
       Pay fixed designated to borrowed funds                            10                 2            6.85         5.80
       Basis swaps designated to borrowed funds                       1,944                 8            5.41         5.44
---------------------------------------------------------------------------------------------------
         Total liability rate conversion                              3,717                45
---------------------------------------------------------------------------------------------------
           Total interest rate risk management                       14,841                92
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                                  2,244                14              NM           NM
       Commitments to sell loans                                      4,097                (6)             NM           NM
       Options                                                          330                 6              NM           NM
     Interest rate floors - MSR (3)                                   4,550                17              NM           NM
---------------------------------------------------------------------------------------------------
         Total residential                                           11,221                31
   Commercial
     Pay fixed interest rate swaps designated to:
       Securities                                                       131                 2            6.56         5.10
       Loans                                                            623                15            5.45         5.91
---------------------------------------------------------------------------------------------------
         Total mortgage banking activities                           11,975                48
Credit-related activities
   Credit default swaps                                               4,255                (7)             NM           NM
---------------------------------------------------------------------------------------------------
         Total financial derivatives                                $31,071              $133
-------------------------------------------------------------------------------------------------------------------------------

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 34% were based on 1-month LIBOR, 63% on 3-month LIBOR and the remainder on other short-term indices.

(2) Interest rate caps with notional values of $210 million, $192 million and $233 million require the counterparty to pay the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.20%, 1-month LIBOR over a weighted-average strike of 5.83% and Prime over a weighted-average strike of 8.76%, respectively. At March 31, 1999, 3-month LIBOR was 5.00%, 1-month LIBOR was 4.94% and Prime was 7.75%.

(3) Interest rate floors with notional values of $4.3 billion, $1.4 billion and $3.2 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 4.75% over 3-month LIBOR, the weighted-average strike of 4.73% over 10-year CMT and the weighted-average strike of 4.99% over 10-year CMS, respectively. At March 31, 1999, 3-month LIBOR was 5.00%, 10-year CMT was 5.25% and 10-year CMS was 6.05%.

NM - Not meaningful

OTHER DERIVATIVES To accommodate customer needs, PNC Bank enters into customer-related financial derivatives transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes. These positions are recorded at estimated fair value and changes in value are included in results of operations.

OTHER DERIVATIVES
                                      Positive   Negative
March 31, 1999 - in        Notional      Fair       Fair     Net Asset
millions                     Value      Value      Value     (Liability)
----------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                  $11,202        $45        $(65)      $(20)
     Caps/floors
       Sold                   2,476                    (16)       (16)
       Purchased              2,289         16                     16
   Foreign exchange           2,133         34         (29)         5
   Other                      1,364          4          (5)        (1)
----------------------------------------------------------------------
   Total customer-related    19,464         99        (115)       (16)
Other                         2,221          2          (3)        (1)
----------------------------------------------------------------------
   Total other
   derivatives              $21,685       $101       $(118)      $(17)
----------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

YEAR 2000 READINESS

The Corporation has been working since 1995 to prepare its computer systems and applications to meet the year 2000 challenge. This process involves reviewing, modifying and replacing existing hardware, software and embedded chip technology systems, as necessary. The Corporation is also assessing the year 2000 preparedness of third parties such as vendors, customers, governmental entities and others.

As of March 31, 1999, approximately 98% of the Corporation's MIS-supported mainframe, mid-range and PC client-server systems had been tested and returned to production as year 2000 ready. Approximately 98% of the Corporation's non-PC related hardware and systems software had also been tested and determined to be year 2000 ready.

At March 31, 1999, the Corporation had completed its organization-wide assessment of year 2000 issues relating to its identified mission critical embedded chip systems and continues to review and monitor these issues as necessary. No significant problems have been identified to date with respect to these systems.

The Corporation has substantially completed its assessment of the year 2000 preparedness of its identified mission critical service providers. The Corporation has not to date identified any material problems associated with its mission critical service providers. However, the Corporation can make no guarantee as to the year 2000 readiness of any such service provider or other third party.

The year 2000 issue may have an adverse impact on the operations and financial condition of the Corporation's borrowers. PNC Bank periodically compiles and updates year 2000 profiles for certain of its largest lending relationships for the purpose of assessing their overall risks. Determination of these risks is based on an assessment of the borrowers' vulnerability to year 2000 issues, resources and capacity, adequacy of year 2000 readiness plans, remediation costs and state of remediation. This information is compiled and analyzed periodically to determine the possible year 2000 impact on the loan portfolio and allowance for credit losses. Based on the Corporation's current assessment of the information it has received to date, management believes the year 2000 issue will not have a material adverse impact on the quality of the loan portfolio. The Corporation will continue to review and assess the year 2000 preparedness of its borrowers during 1999.

PNC Bank is conducting fully integrated testing to determine whether its mission critical application systems will perform in coordination with one another. The Corporation is also conducting testing with certain mission critical vendors that provide systems-related services.

The estimated total cost to become year 2000 ready, which is being expensed as incurred, is approximately $30 million. Through March 31, 1999, the Corporation had expensed approximately $22 million related to the year 2000 effort. Expenses incurred for year 2000 readiness efforts are not expected to exceed 2% of technology-related expenses in 1999. No significant outlays have been made to replace existing systems solely for year 2000 reasons. The costs and the timetable in which the Corporation plans to complete its year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party preparedness and other factors. The Corporation can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Contingency plans for year 2000 issues have been and will continue to be developed and the Corporation will continue to review all contingency plans during 1999 and modify them when necessary or appropriate. Certain critical service provider and systems contingency plans will be tested during 1999. The Corporation's business continuity plans continue to be reviewed and strengthened to address year 2000 implications.

PNC Bank's year 2000 remediation efforts and contingency plans are also subject to oversight and regulation by certain federal bank regulatory authorities.

It is not possible to predict with certainty all of the adverse effects that could result from a failure of the Corporation or of third parties to become fully year 2000 ready or whether such effects could have a material adverse impact on the Corporation. However, if the Corporation were to fail to correct internal year 2000 problems, if one or more third parties are unable due to year 2000 issues to provide services required by the Corporation, or if the Corporation's contingency plans fail to mitigate any such problems, a disruption of operations could occur, resulting in increased operating costs, loss of revenues and other material adverse effects. Such disruptions could include a temporary inability to process transactions and delays in providing services. The Corporation could also be subject to liquidity risk in the event of deposit withdrawals due to year 2000 concerns, or if its lenders cannot provide funds due to year 2000 issues. In addition, to the extent that customers' financial positions are weakened due to year 2000 issues, credit quality could be adversely affected.


                                 PNC BANK CORP.
                                      ----

Consolidated Statement of Income

      Three months ended  March 31- in millions, except per share data                                        1999         1998
      ---------------------------------------------------------------------------------------------------------------------------
      INTEREST INCOME
      Loans and fees on loans                                                                                $1,112       $1,119
      Securities available for sale                                                                             106          115
      Other                                                                                                      72           57
      ---------------------------------------------------------------------------------------------------------------------------
         Total interest income                                                                                1,290        1,291
      ---------------------------------------------------------------------------------------------------------------------------

      INTEREST EXPENSE
      Deposits                                                                                                  351          361
      Borrowed funds                                                                                            281          293
      ---------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                                                 632          654
      ---------------------------------------------------------------------------------------------------------------------------
         Net interest income                                                                                    658          637
      Provision for credit losses                                                                                78           30
      ---------------------------------------------------------------------------------------------------------------------------
         Net interest income less provision for credit losses                                                   580          607
      ---------------------------------------------------------------------------------------------------------------------------

      NONINTEREST INCOME
      Asset management                                                                                          161          141
      Mutual fund servicing                                                                                      51           41
      Service charges on deposits                                                                                50           48
      Consumer services                                                                                         130           82
      Corporate services                                                                                        (60)          51
      Net residential mortgage banking                                                                           60           52
      Net securities gains                                                                                                    13
      Other                                                                                                     339           78
      ---------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                                               731          506
      ---------------------------------------------------------------------------------------------------------------------------

      NONINTEREST EXPENSE
      Staff expense                                                                                             412          354
      Net occupancy and equipment                                                                               175           96
      Amortization                                                                                               28           24
      Marketing                                                                                                  15           37
      Distributions on capital securities                                                                        16           13
      Other                                                                                                     177          184
      ---------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                                                              823          708
      ---------------------------------------------------------------------------------------------------------------------------
      Income before income taxes                                                                                488          405
      Income taxes                                                                                              163          136
      ---------------------------------------------------------------------------------------------------------------------------
         Net income                                                                                            $325         $269
      ---------------------------------------------------------------------------------------------------------------------------

      Net income applicable to common shareholders                                                             $320         $265

      EARNINGS PER COMMON SHARE
      Basic                                                                                                   $1.06         $.88
      Diluted                                                                                                  1.05          .87

      CASH DIVIDENDS DECLARED PER COMMON SHARE                                                                  .41          .39

      AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                                                                   302.3        300.6
      Diluted                                                                                                 305.5        306.1
      ---------------------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.
                                      ----

Consolidate Balance Sheet

                                                                                                  March 31    December 31
      In millions, except par value                                                                 1999          1998
      -------------------------------------------------------------------------------------------------------------------
      ASSETS
      Cash and due from banks                                                                      $2,322        $2,534
      Short-term investments                                                                          984         1,014
      Loans held for sale                                                                           3,599         3,226
      Securities available for sale                                                                 9,170         7,074
      Loans, net of unearned income of $531 and $554                                               52,800        57,650
         Allowance for credit losses                                                                 (672)         (753)
      -------------------------------------------------------------------------------------------------------------------
         Net loans                                                                                 52,128        56,897
      Goodwill and other amortizable assets                                                         2,457         2,548
      Other                                                                                         4,208         3,914
      -------------------------------------------------------------------------------------------------------------------
         Total assets                                                                             $74,868       $77,207
      -------------------------------------------------------------------------------------------------------------------

      LIABILITIES
      Deposits
         Noninterest-bearing                                                                       $9,070        $9,943
         Interest-bearing                                                                          36,729        37,553
      -------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                         45,799        47,496
      Borrowed funds
         Federal funds purchased                                                                      245           390
         Repurchase agreements                                                                      2,316         1,669
         Bank notes and senior debt                                                                 9,899        10,384
         Other borrowed funds                                                                       5,445         6,722
         Subordinated debt                                                                          2,030         1,781
      -------------------------------------------------------------------------------------------------------------------
            Total borrowed funds                                                                   19,935        20,946
      Other                                                                                         2,355         1,874
      -------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                         68,089        70,316
      -------------------------------------------------------------------------------------------------------------------

      Mandatorily redeemable capital securities of subsidiary trusts                                  848           848

      SHAREHOLDERS' EQUITY
      Preferred stock                                                                                   7             7
      Common stock - $5 par value
         Authorized 450.0 shares
         Issued 352.8 and 352.8 shares                                                              1,764         1,764
      Capital surplus                                                                               1,251         1,250
      Retained earnings                                                                             5,458         5,262
      Deferred benefit expense                                                                        (36)          (36)
      Accumulated other comprehensive loss                                                            (89)          (43)
      Common stock held in treasury at cost: 53.7 and 49.1 shares                                  (2,424)       (2,161)
      -------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                                 5,931         6,043
      -------------------------------------------------------------------------------------------------------------------
         Total liabilities, capital securities and shareholders' equity                           $74,868       $77,207
      -------------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.
                                      ----

Consolidated Statement of Cash Flows

Three months ended March 31- in millions                                                             1999            1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                           $325            $269
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                                         78              30
   Depreciation, amortization and accretion                                                           130              94
   Deferred income taxes                                                                               43              10
   Net securities losses (gains)                                                                       17             (23)
   Net gain on sales of businesses and assets                                                        (304)            (55)
   Valuation adjustments                                                                              142
Change in
   Loans held for sale                                                                                521             (75)
   Other                                                                                             (151)           (333)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                                                 801             (83)
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net change in loans                                                                                   218          (1,305)
Repayment of securities available for sale                                                            403             412
Sales
   Securities available for sale                                                                    1,659           3,832
   Loans                                                                                               38             979
   Foreclosed assets                                                                                   10              17
Purchases
   Securities available for sale                                                                   (3,504)         (3,225)
   Loans                                                                                                              (51)
Net cash received for acquisitions/divestitures                                                     3,261              29
Other                                                                                                  17             635
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                      2,102           1,323
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                      (873)            (41)
   Interest-bearing deposits                                                                         (824)         (1,536)
   Federal funds purchased                                                                           (145)         (2,859)
Sale/issuance
   Repurchase agreements                                                                           33,667          28,553
   Bank notes and senior debt                                                                         820           1,949
   Other borrowed funds                                                                             8,036          25,664
   Subordinated debt                                                                                  254
   Common stock                                                                                        16              43
Repayment/maturity
   Repurchase agreements                                                                          (33,020)        (27,440)
   Bank notes and senior debt                                                                      (1,305)         (2,272)
   Other borrowed funds                                                                            (9,310)        (24,799)
   Subordinated debt                                                                                   (5)             (6)
Acquisition of treasury stock                                                                        (297)            (96)
Cash dividends paid                                                                                  (129)           (122)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) by financing activities                                                       (3,115)         (2,962)
--------------------------------------------------------------------------------------------------------------------------------
(DECREASE) IN CASH AND DUE FROM BANKS                                                                (212)         (1,722)
     Cash and due from banks at beginning of year                                                   2,534           4,303
--------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                      $2,322          $2,581
--------------------------------------------------------------------------------------------------------------------------------
CASH PAID FOR
     Interest                                                                                        $667            $659
     Income taxes                                                                                       8               5
NONCASH ITEMS
     Transfer from loans to loans held for sale                                                     1,018
     Transfers from loans to other assets                                                              11              13
     Conversion of debt to equity                                                                                      16
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.
                                      ----

Notes to Consolidated Financial Statements

BUSINESS PNC Bank Corp. ("Corporation" or "PNC Bank") is one of the largest diversified financial services organizations in the United States operating retail banking, asset management and wholesale businesses that provide financial products and services nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. PNC Bank is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those authorities.

ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements include the accounts of PNC Bank and its subsidiaries, most of which are wholly owned. Such statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of results for the interim periods presented. Certain prior-period amounts have been reclassified to conform to reporting classifications utilized for the current reporting period. These classifications did not impact the Corporation's financial condition or results of operations.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported. Actual results will differ from such estimates and the differences may be material to the consolidated financial statements.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC Bank's 1998 Annual Report.

MORTGAGE-BACKED SECURITIES RETAINED DURING THE SECURITIZATION PROCESS Effective January 1, 1999, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (an amendment of SFAS No. 65). SFAS 134 requires the Corporation to classify all mortgage-backed securities or other interests in the form of a security retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that the Corporation commits to sell before or during the securitization process must be classified as trading securities. Restatement of prior year financial statements was not required. The adoption of SFAS 134 did not have a material impact on the Corporation's financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be adopted in years beginning after June 15, 1999, although early adoption is permitted. The Corporation expects to adopt the new statement effective January 1, 2000. This statement requires the Corporation to recognize all financial derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through results of operations. If the derivative is a hedge as defined by the statement, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations based on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what effect this statement will have on the financial position and results of operations of the Corporation.

CASH FLOWS During the first three months of 1999, divestiture activity which affected cash flows consisted of $3.1 billion of divested assets and cash receipts of $3.3 billion in cash and due from banks.



                                 PNC BANK CORP.
                                      ----
                                       24

SECURITIES AVAILABLE FOR SALE

                                                     March 31, 1999                                  December 31, 1998
                                      ----------------------------------------------------------------------------------------------
                                                         Unrealized                                  Unrealized
                                          Amortized --------------------   Fair    Amortized  -------------------------   Fair
In millions                                  Cost      Gains     Losses   Value      Cost        Gains        Losses      Value
------------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury and government agencies    $3,306      $3       $(116)   $3,193     $2,781        $10         $(37)      $2,754
   Mortgage-backed                           4,120       8         (19)    4,109      2,942          5          (11)       2,936
   Asset-backed                                825       1          (2)      824        709          1           (2)         708
   State and municipal                         137       5          (1)      141        122          6                       128
   Other debt                                   37                  (2)       35         33                      (2)          31
------------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                   8,425      17        (140)    8,302      6,587         22          (52)       6,557
   Corporate stocks and other                  869      34         (35)      868        542         10          (35)         517
------------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale    $9,294     $51       $(175)   $9,170     $7,129        $32         $(87)      $7,074
------------------------------------------------------------------------------------------------------------------------------------

During the first quarter of 1999, net securities losses totaled $17 million and were included in net residential mortgage banking hedging activities.

During the first quarter of 1998, net securities gains totaled $23 million, of which $10 million were included in net residential mortgage banking hedging activities.

ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                    1999     1998
-------------------------------------------------------------
Allowance at January 1                         $753     $972
Charge-offs
   Consumer (excluding credit card)             (18)     (24)
   Credit card                                  (60)     (72)
   Residential mortgage                          (4)      (2)
   Commercial                                   (12)      (6)
   Commercial real estate                        (1)      (2)
   Other                                         (2)      (1)
                                            -----------------
     Total charge-offs                          (97)    (107)
Recoveries
   Consumer (excluding credit card)               7       10
   Credit card                                    2        3
   Residential mortgage                           1
   Commercial                                     7        3
   Commercial real estate                         1        1
   Other                                          1
                                            -----------------
     Total recoveries                            19       17
                                            -----------------
Net charge-offs
   Consumer (excluding credit card)             (11)     (14)
   Credit card                                  (58)     (69)
   Residential mortgage                          (3)      (2)
   Commercial                                    (5)      (3)
   Commercial real estate                                 (1)
   Other                                         (1)      (1)
                                            -----------------
       Total net charge-offs                    (78)     (90)
Provision for credit losses                      78       30
Sale of Credit Card Business                    (81)
                                            -----------------
   Allowance at March 31                       $672     $912
-------------------------------------------------------------

NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                           March 31    December 31
In millions                                 1999          1998
-------------------------------------------------------------------
Nonaccrual loans                             $291          $295
Foreclosed and other assets                    37            37
                                           ------------------------
  Total nonperforming assets                 $328          $332
-------------------------------------------------------------------



                                 PNC BANK CORP.
                                      ----

FINANCIAL DERIVATIVES

FAIR VALUE OF FINANCIAL DERIVATIVES The notional and fair values of financial derivatives used for risk management and mortgage banking activities were as follows:

                                   Positive               Negative
                         Notional    Fair      Notional    Fair
In millions               Value     Value       Value      Value
----------------------------------------------------------------
MARCH 31, 1999
Interest rate
   Swaps                  $7,786     $90       $1,767       $(7)
   Caps                      640       7
   Floors                  4,250       7          398        (5)
----------------------------------------------------------------
Total interest rate
   risk management        12,676     104        2,165       (12)
Mortgage banking
   activities              6,381      55        5,594        (7)
Credit default swaps                            4,255        (7)
----------------------------------------------------------------
    Total               $19,057     $159      $12,014      $(26)
----------------------------------------------------------------

DECEMBER 31, 1998
Interest rate
   Swaps                  $6,915    $177       $2,535      $(10)
   Caps                      722       6
   Floors                  1,500                  439        (9)
----------------------------------------------------------------
Total interest rate
   risk management         9,137     183        2,974       (19)
Mortgage banking
   activities              9,367      74          906       (10)
Credit default swaps                            4,255        (2)
----------------------------------------------------------------
    Total               $18,504     $257       $8,135      $(31)
----------------------------------------------------------------

OTHER DERIVATIVES The following schedule sets forth information relating to positions associated with customer-related and other derivatives.

                                       Positive   Negative
                            Notional     Fair       Fair     Net Asset
In millions                  Value       Value      Value    (Liability)
----------------------------------------------------------------------
MARCH 31, 1999
Customer-related
   Interest rate
     Swaps                  $11,202        $45      $(65)      $(20)
     Caps/floors
       Sold                   2,476                  (16)       (16)
       Purchased              2,289         16                   16
   Foreign exchange           2,133         34       (29)         5
   Other                      1,364          4        (5)        (1)
----------------------------------------------------------------------
     Total customer-
       related               19,464         99      (115)       (16)
Other                         2,221          2        (3)        (1)
----------------------------------------------------------------------
     Total                  $21,685       $101     $(118)      $(17)
----------------------------------------------------------------------

                                       Positive   Negative
                            Notional     Fair       Fair     Net Asset
In millions                  Value       Value      Value    (Liability)
------------------------------------------------------------------------
DECEMBER 31, 1998
Customer-related
   Interest rate
     Swaps                  $11,040      $69        $(89)      $(20)
     Caps/floors
       Sold                   2,844                  (19)       (19)
       Purchased              2,589       20                     20
   Foreign exchange           2,108       33         (27)         6
   Other                        457        7          (8)        (1)
------------------------------------------------------------------------
     Total customer-
       related               19,038      129        (143)       (14)
Other                           709        1                      1
------------------------------------------------------------------------
     Total                  $19,747     $130       $(143)      $(13)
------------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

Notes to Consolidated Financial Statements

SEGMENT REPORTING
PNC Bank operates seven major businesses engaged in retail banking, asset management and wholesale banking activities: PNC Regional Bank, PNC Advisors, BlackRock, PFPC Worldwide, PNC Institutional Bank, PNC Secured Finance and PNC Mortgage.

Business results presented are based on PNC Bank's management accounting practices and the Corporation's current management structure.

The presentation of business results was changed during the first quarter of 1999 as part of the Corporation's operating strategy. PNC Regional Bank reflects the combination of PNC Regional Community Bank and PNC National Consumer Bank. Branch-based brokerage activities (previously included in PNC Advisors), the middle market customer segment (previously part of PNC Corporate Bank) and regional real estate lending and leasing activities in PNC Bank's geographic footprint (previously included in PNC Secured Finance) were also combined with PNC Regional Bank. Additionally, residential mortgages (previously included in PNC Mortgage) were realigned with PNC Regional Bank. Certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses as well as venture capital activities (previously in PNC Corporate Bank) are included in Other. The remaining activities, which were previously in PNC Corporate Bank, comprise PNC Institutional Bank. BlackRock reflects total legal entity results for BlackRock, Inc. Financial results for 1999, 1998 and 1997 are presented consistent with this structure.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time-to-time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of these services.

Total business financial results differ from consolidated financial results primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, venture capital activities, sales of equity interests in subsidiaries, eliminations and unassigned items; the impact of which is reflected in Other.

Additionally, the first quarter of 1999 includes the impact of the sales of the credit card business and an equity interest in EPS; valuation adjustments associated with exiting certain institutional lending businesses; and costs related to efficiency initiatives.

BUSINESS SEGMENT PRODUCTS AND SERVICES
PNC Regional Bank provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, leasing, treasury management and capital markets products and services to mid-sized and small businesses primarily within PNC Bank's geographic footprint.

PNC Advisors offers personalized investment management, high-end brokerage services, personal trust, estate planning and traditional banking services to affluent and wealthy individuals; and investment management, trust and administrative services to pensions, 401(k) plans and charitable organizations.

BlackRock offers fixed income, domestic and international equity and liquidity investment products, and utilizes technology-based risk management capabilities to provide investment advisory and asset management capabilities for a wide range of institutional and retail customers.

PFPC Worldwide provides a wide range of accounting, administration, transfer agency, custody, securities lending and integrated banking transaction services to mutual funds, pension and money fund managers, partnerships, brokerage firms, insurance companies and banks, both domestically and globally.

PNC Institutional Bank provides credit, treasury management and capital markets products and services to corporations, institutions and government agencies.

PNC Secured Finance is engaged in commercial real estate finance, including loan origination, securitization, and servicing; asset-based financing, including lending syndications and treasury management services; and equipment lease financing to a wide range of customers nationally.

PNC Mortgage originates, purchases and services residential mortgages and related products, and securitizes and sells residential mortgages as private-label mortgage-backed securities and performs master servicing of those securities for investors.


                                 PNC BANK CORP.
                                      ----

RESULTS OF BUSINESSES

                                PNC                                        PNC        PNC
Three months ended March 31  Regional    PNC                 PFPC       Institution  Secured         PNC                   Total
in millions                     Bank   Advisors   BlackRock  Worldwide     Bank      Finance     Mortgage    Other     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*             $432        $34        $(4)        $3        $58          $50         $25       $66         $664
Noninterest income                126        148         88         51         43           21          76       178          731
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  558        182         84         54        101           71         101       244        1,395
Provision for credit losses        11          1                                4           (2)                   64           78
Noninterest expense               302        123         64         36         54           35          83       126          823
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                245         58         20         18         43           38          18        54          494
Income taxes                       95         22          8          7         15           11           7         4          169
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $150        $36        $12        $11        $28          $27         $11       $50         $325
-----------------------------------------------------------------------------------------------------------------------------------
Inter-segment revenue              $8                   $19                   $(9)          $2          $9      $(29)
-----------------------------------------------------------------------------------------------------------------------------------
Average assets                $39,383     $3,249       $400       $268     $9,638       $8,202      $7,084    $8,734      $76,958
-----------------------------------------------------------------------------------------------------------------------------------

1998
INCOME STATEMENT
Net interest income*             $420        $29        $(4)        $2        $53          $41         $19       $84         $644
Noninterest income                123         80         70         41         34            9          55        94          506
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  543        109         66         43         87           50          74       178        1,150
Provision for credit losses        15                                                       (3)                   18           30
Noninterest expense               305         69         51         29         52           18          64       120          708
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                223         40         15         14         35           35          10        40          412
Income taxes                       88         15          7          5         12           10           4         2          143
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $135        $25         $8         $9        $23          $25          $6       $38         $269
-----------------------------------------------------------------------------------------------------------------------------------
Inter-segment revenue              $4                    $1                   $(6)          $2          $9      $(10)
-----------------------------------------------------------------------------------------------------------------------------------
Average assets                $38,800     $2,655       $293       $218     $8,334       $5,294      $3,826   $12,721      $72,141
-----------------------------------------------------------------------------------------------------------------------------------

1997
INCOME STATEMENT
Net interest income*             $421        $26        $(4)        $2        $48          $33          $9      $102         $637
Noninterest income                145         72         46         33         32           18          36        44          426
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  566         98         42         35         80           51          45       146        1,063
Provision for credit losses        12          1                                1            8                   (12)          10
Noninterest expense               309         65         34         23         55           10          50        91          637
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                245         32          8         12         24           33          (5)       67          416
Income taxes                      103         12          3          5          8           12          (2)        9          150
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $142        $20         $5         $7        $16          $21         $(3)      $58         $266
-----------------------------------------------------------------------------------------------------------------------------------
Inter-segment revenue              $1                    $1                   $(2)          $1          $8       $(9)
-----------------------------------------------------------------------------------------------------------------------------------
Average assets                $39,106     $2,478       $260       $191     $8,174       $4,206      $2,070   $13,816      $70,301
-----------------------------------------------------------------------------------------------------------------------------------

*Taxable-equivalent basis



                                 PNC BANK CORP.
                                      ----

Notes to Consolidated Financial Statements

EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31 - in thousands, except per share data                                       1999         1998
-----------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                                           $325,240     $269,260
Less: Preferred dividends declared                                                                      4,827        4,849
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                                             $320,413     $264,411
-----------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding                                                      302,303      300,567
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                                         $1.06         $.88
-----------------------------------------------------------------------------------------------------------------------------

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                                           $325,240     $269,260
Add: Interest expense on convertible debentures (net of tax)                                                4          526
Less: Dividends declared on nonconvertible preferred stock                                              4,538        4,537
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                                           $320,706     $265,249
-----------------------------------------------------------------------------------------------------------------------------

Basic weighted-average common shares outstanding                                                      302,303      300,567
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                                         138          156
     Conversion of preferred stock Series C and D                                                       1,099        1,175
     Conversion of debentures                                                                              25        1,721
     Exercise of stock options                                                                          1,558        2,214
     Incentive share awards                                                                               373          315
-----------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding                                                    305,496      306,148
-----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                                       $1.05         $.87
-----------------------------------------------------------------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

LITIGATION

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

COMPREHENSIVE INCOME

Total comprehensive income amounted to $279 million and $261 million during the first quarter of 1999 and 1998, respectively.

OTHER FINANCIAL INFORMATION

In connection with the 1995 Midlantic merger, the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc, jointly and severally assumed borrowed funds of Midlantic in the aggregate principal amount of $300 million at March 31, 1999.

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                           March 31  December 31
In millions                                  1999       1998
----------------------------------------------------------------
ASSETS
Cash and due from banks                      $2,317      $2,527
Securities available for sale                 8,594       6,868
Loans, net of unearned income                52,603      57,282
  Allowance for credit losses                  (672)       (753)
----------------------------------------------------------------
  Net loans                                  51,931      56,529
Other assets                                  9,536       9,261
----------------------------------------------------------------
  Total assets                              $72,378     $75,185
----------------------------------------------------------------

LIABILITIES
Deposits                                    $45,902     $47,578
Borrowed funds                               18,246      19,402
Other liabilities                             1,338       1,130
----------------------------------------------------------------
  Total liabilities                          65,486      68,110
Mandatorily redeemable capital
  securities of subsidiary trust                350         350
SHAREHOLDERS' EQUITY                          6,542       6,725
----------------------------------------------------------------
  Total liabilities, capital securities
     and shareholders' equity               $72,378     $75,185
----------------------------------------------------------------

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31 - in
millions                                    1999        1998
----------------------------------------------------------------
Interest income                           $1,273        $1,279
Interest expense                             602           629
----------------------------------------------------------------
  Net interest income                        671           650
Provision for credit losses                   78            30
----------------------------------------------------------------
  Net interest income less provision
    for credit losses                        593           620
Noninterest income                           505           478
Noninterest expense                          693           688
----------------------------------------------------------------
Income before income taxes                   405           410
Income taxes                                 146           142
----------------------------------------------------------------
  Net income                                $259          $268


SUBSEQUENT EVENT
On May 13, 1999, the Corporation announced that BlackRock, Inc. filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of its common stock.

A registration statement relating to BlackRock, Inc. common stock has been filed with the Securities and Exchange Commission but has not yet become effective. BlackRock, Inc. common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.


                                 PNC BANK CORP.
                                      ----

Statistical Information

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                          -------------------------------------- -----------------------------------
                                                                   First Quarter 1999                      Fourth Quarter 1998
                                                          -------------------------------------- -----------------------------------
Dollars in millions                                         Average                 Average      Average                   Average
Taxable-equivalent basis                                   Balances     Interest  Yields/Rates  Balances     Interest   Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                       $3,383         $56         6.68%      $4,295         $71         6.64%
   Securities available for sale
     U.S. Treasury and government agencies and
       corporations                                           4,248          54         5.10        4,110          52         5.06
     Other debt                                               2,848          43         6.11        2,631          40         6.12
     Other                                                      659          10         5.98          582          10         6.77
---------------------------------------------------------------------------------              -------------------------
     Total securities available for sale                      7,755         107         5.55        7,323         102         5.58
   Loans, net of unearned income
     Consumer (excluding credit card)                        10,955         222         8.21       11,075         234         8.38
     Credit card                                              2,724         100        14.91        3,570         131        14.58
     Residential mortgage                                    12,184         216         7.09       12,193         218         7.16
     Commercial                                              24,574         462         7.52       24,593         474         7.55
     Commercial real estate                                   3,398          65         7.70        3,442          69         7.81
     Other                                                    2,860          52         7.24        2,493          45         7.12
---------------------------------------------------------------------------------              -------------------------
     Total loans, net of unearned income                     56,695       1,117         7.91       57,366       1,171         8.06
   Other                                                      1,005          16         6.19          881          16         6.97
---------------------------------------------------------------------------------              -------------------------
     Total interest-earning assets/interest income           68,838       1,296         7.56       69,865       1,360         7.70
Noninterest-earning assets
   Allowance for credit losses                                 (744)                                 (792)
   Cash and due from banks                                    2,066                                 2,088
   Other assets                                               6,798                                 6,216
----------------------------------------------------------------------                         --------------
     Total assets                                           $76,958                               $77,377
----------------------------------------------------------------------                         --------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                                $16,825         113         2.73      $15,974         117         2.90
     Savings                                                  2,535          10         1.63        2,552          12         1.84
     Other time                                              17,262         219         5.12       17,830         238         5.31
     Deposits in foreign offices                                759           9         4.78          692           9         4.86
---------------------------------------------------------------------------------              -------------------------
       Total interest-bearing deposits                       37,381         351         3.80       37,048         376         4.03
   Borrowed funds
     Bank notes and senior debt                               9,814         125         5.10       10,153         139         5.35
     Federal funds purchased                                  1,663          20         4.81        2,117          27         4.97
     Repurchase agreements                                    1,841          16         3.57        1,498          15         4.04
     Other borrowed funds                                     6,380          84         5.24        7,113         101         5.54
     Subordinated debt                                        1,886          36         7.58        1,842          37         8.03
---------------------------------------------------------------------------------              -------------------------
       Total borrowed funds                                  21,584         281         5.21       22,723         319         5.51
---------------------------------------------------------------------------------              -------------------------
     Total interest-bearing liabilities/interest expense     58,965         632         4.31       59,771         695         4.59
Noninterest-bearing liabilities and shareholders' equity
   Demand and other noninterest-bearing deposits              9,035                                 9,202
   Accrued expenses and other liabilities                     2,135                                 1,756
   Mandatorily redeemable capital securities
     of subsidiary trusts                                       848                                   848
   Shareholders' equity                                       5,975                                 5,800
----------------------------------------------------------------------                         --------------
     Total liabilities, capital securities and
       shareholders' equity                                 $76,958                               $77,377
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                    3.25                                  3.11
   Impact of noninterest-bearing sources                                                 .61                                   .66
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                            $664         3.86%                    $665         3.77%
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


                                 PNC BANK CORP.
                                      ----

------------------------------------------------------------------------------------------------------------------------------------
             Third Quarter 1998                          Second Quarter 1998                         First Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
    Average                       Average       Average                       Average      Average                       Average
   Balances       Interest      Yields/Rates    Balances      Interest     Yields/Rates   Balances       Interest      Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------

   $3,850             $67            7.00%       $2,948           $52            7.02%     $2,363            $42            7.16%

    4,714              66            5.58         5,252            74            5.62       5,580             81            5.78
    1,842              29            6.35         1,531            25            6.46       1,639             27            6.59
      517               9            6.43           540             8            6.44         565              9            6.57
------------------------------                ----------------------------              -----------------------------
    7,073             104            5.85         7,323           107            5.86       7,784            117            6.01

   11,038             235            8.47        10,995           235            8.56      11,186            236            8.56
    4,029             142           13.94         4,048           133           13.17       3,748            133           14.38
   12,455             225            7.21        12,560           228            7.26      12,784            233            7.31
   23,359             468            7.84        22,425           445            7.85      20,665            407            7.87
    2,850              63            8.65         3,206            66            8.22       3,624             79            8.68
    2,207              39            7.06         2,114            37            7.01       2,076             36            6.99
------------------------------                ----------------------------              -----------------------------
   55,938           1,172            8.28        55,348         1,144            8.23      54,083          1,124            8.36
    1,097              18            6.41         1,069            17            6.18         959             15            6.48
------------------------------                ----------------------------              -----------------------------
   67,958           1,361            7.92        66,688         1,320            7.89      65,189          1,298            8.00

     (830)                                         (885)                                     (947)
    2,022                                         2,020                                     2,787
    6,140                                         5,809                                     5,112
---------------                               -------------                             --------------
  $75,290                                       $73,632                                   $72,141
---------------                               -------------                             --------------



  $14,787             113            3.04       $14,344           106            2.95     $14,153            103            2.97
    2,610              13            1.97         2,675            13            1.98       2,646             13            1.99
   16,896             230            5.41        16,749           227            5.43      17,346            234            5.46
    1,060              15            5.54         1,188            17            5.53         800             11            5.68
------------------------------                ----------------------------              -----------------------------
   35,353             371            4.17        34,956           363            4.15      34,945            361            4.19

   11,845             172            5.67        10,643           153            5.68       9,972            142            5.69
    2,496              36            5.60         3,089            43            5.51       2,404             33            5.55
    1,587              19            4.79         1,762            21            4.75       1,523             19            4.89
    4,871              75            6.01         4,524            68            5.97       4,408             66            5.99
    1,843              35            7.63         1,826            35            7.64       1,682             33            7.77
------------------------------                ----------------------------              -----------------------------
   22,642             337            5.83        21,844           320            5.81      19,989            293            5.85
------------------------------                ----------------------------              -----------------------------
   57,995             708            4.82        56,800           683            4.79      54,934            654            4.79

    9,169                                         9,213                                     9,685
    1,632                                         1,445                                     1,474

      848                                           698                                       650
    5,646                                         5,476                                     5,398
---------------                               -------------                             --------------

  $75,290                                       $73,632                                   $72,141
------------------------------------------------------------------------------------------------------------------------------------
                                     3.10                                        3.10                                       3.21
                                      .71                                         .71                                        .75
------------------------------------------------------------------------------------------------------------------------------------
                     $653            3.81%                       $637            3.81%                      $644            3.96%
------------------------------------------------------------------------------------------------------------------------------------



                                 PNC BANK CORP.
                                      ----

Quarterly Report on Form 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of April 30, 1999, PNC Bank Corp. had 298,983,094 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-Reference                              Page(s)
           -----------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Consolidated Statement of Income for the
             three months ended March 31, 1999 and
             1998                                            21
           Consolidated Balance Sheet as of March
             31, 1999 and December 31, 1998                  22
           Consolidated Statement of Cash Flows for
             the three months ended March 31, 1999
             and 1998                                        23
           Notes to Consolidated Financial
             Statements                                 24 - 30
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      31 - 32
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  2 - 20
Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                          16 - 17
           -----------------------------------------------------

PART II    OTHER INFORMATION

Item 4   Submission of Matters for a Vote of Security Holders

An annual meeting of shareholders of the Corporation was held on April 27, 1999, for the purpose of electing 17 directors.

All 17 nominees were elected and the votes cast for and against/withheld were as follows:

                                           Aggregate Votes
                                 ----------------------------------
Nominee                               For        Against/Withheld
-------------------------------------------------------------------
Paul W. Chellgren                 261,470,021         3,397,378
Robert N. Clay                    261,462,452         3,404,947
George A. Davidson, Jr.           261,476,034         3,391,365
David F. Girard-diCarlo           259,686,868         5,180,531
Walter E. Gregg, Jr.              261,391,606         3,475,793
William R. Johnson                261,335,115         3,532,284
Bruce C. Lindsay                  261,411,673         3,455,726
W. Craig McClelland               261,385,149         3,482,250
Thomas H. O'Brien                 261,187,128         3,680,271
Jane G. Pepper                    261,120,848         3,746,551
Jackson H. Randolph               261,446,867         3,420,532
James E. Rohr                     261,384,220         3,483,179
Roderic H. Ross                   261,395,057         3,472,342
Richard P. Simmons                261,413,830         3,453,569
Thomas J. Usher                   261,444,075         3,423,324
Milton A. Washington              261,389,964         3,477,435
Helge H. Wehmeier                 261,439,901         3,427,498
-------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

With respect to the above matter, holders of the Corporation's common and preferred stock voted together as a single class. The following table sets forth as of the February 26, 1999 record date the number of shares of each class of stock that were issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class:

                                     Number of
                           Voting      Shares
                           Rights     Entitled      Aggregate
Title of Class           Per Share    to Vote     Voting Power
----------------------------------------------------------------
Common Stock                1        302,103,797   302,103,797
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series A                 8             12,862       102,896
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series B                 8              4,384        35,072
$1.60 Cumulative
   Convertible
   Preferred Stock -
   Series C               4/2.4          270,546       450,910*
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series D               4/2.4          385,730       642,883*
                                                  --------------
   Total possible votes                            303,335,558*
----------------------------------------------------------------

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

Item 6   Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form
10-Q:

 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation  of Ratio of Earnings to Fixed  Charges and
            Preferred Stock Dividends
 27       Financial Data Schedule
------------------------------------------------------------------

Copies of these Exhibits may be accessed electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Lynn F. Evans, Director, Financial Reporting, at corporate headquarters. Requests may also be directed to (412) 762-1553 or via e-mail to financial.reporting@pncbank.com.

Since December 31, 1998, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K dated as of December 23, 1998, reporting developments regarding the Corporation's credit card business, filed pursuant to Item 5.

Form 8-K dated as of January 19, 1999, reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1998, filed pursuant to Item 5.

Form 8-K dated as of February 16, 1999, reporting the public offering of $250,000,000 of 6 1/8% subordinated notes due 2009, filed pursuant to Item 5.

Form 8-K dated as of March 29, 1999, reporting developments regarding the Corporation's credit card business, filed pursuant to Item 5.

Form 8-K dated as of April 22, 1999, reporting the Corporation's consolidated financial results for the three months ended March 31, 1999 and information on the Corporation's businesses for the three months ended March 31, 1999 and 1998, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 17, 1999, on its behalf by the undersigned thereunto duly authorized.

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

INTERNET INFORMATION

Information on PNC Bank Corp.'s financial results and its products and services is available on the Internet at www.pncbank.com.

FINANCIAL INFORMATION

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC"). Copies of this document and other filings, including Exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies also may be obtained by writing to Lynn F. Evans, Director of Financial Reporting, at corporate headquarters, or by calling (412) 762-1553 or via e-mail at financial.reporting@pncbank.com.

INQUIRIES

For financial services call 1-800-4-BANKER. Individual shareholders should contact Shareholder Relations at (800) 843-2206 or the PNC Bank Hotline at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Vice President, Investor Relations, at (412) 762-8257 or via e-mail at invrela@pncmail.com.

News media representatives and others seeking general information should contact Brian E. Goerke, Director of Public Relations, at (412) 762-4304 or via e-mail at brian.goerke@pncbank.com.


COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                             Cash
                                                           Dividends
1999 QUARTER         High          Low         Close       Declared
---------------------------------------------------------------------
First               $59.750       $47.000      $55.563       $.41
---------------------------------------------------------------------

                                                             Cash
                                                           Dividends
1998 QUARTER         High          Low         Close       Declared
---------------------------------------------------------------------
First               $61.625       $49.500      $59.938       $.39
Second               66.750        53.813       53.875        .39
Third                60.000        41.625       45.000        .39
Fourth               54.625        38.750       54.000        .41
---------------------------------------------------------------------
     Total                                                  $1.58
---------------------------------------------------------------------

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
800-982-7652





                                 PNC BANK CORP.
                                      ----
                                       35