Form 10-K/A
period 1998-12-31
PNC BANK CORP
filed 1999-06-29
CIK 713676

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                              --------------     --------------

                          COMMISSION FILE NUMBER 1-9718

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                               25-1435979
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

         By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Bank Corp. Incentive Savings Plan, as amended ("PNC Plan").

         In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1998 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following report of independent auditors of the Corporation and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.


                                                                                                                PAGE OF
         FINANCIAL STATEMENTS                                                                                ANNUAL REPORT
         ----------------------------------------------------------------------------------------------- ---------------------
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

                                                                                                               PAGE OF
         FINANCIAL STATEMENTS                                                                              AMENDMENT NO. 1
         ------------------------------------------------------------------------- --------------------- ---------------------
         Report of Independent Auditors                                                                             5
         Statements of Net Assets Available for Benefits, with Fund Information                                     6
         Statements of Changes in Net Assets Available for Benefits, with Fund Information                          9
         Notes to Financial Statements                                                                             12
         Schedule of Assets Held for Investment Purposes                                                           19
         Schedule of Loans                                                                                         21
         Schedule of Reportable Transactions                                                                       22

         FINANCIAL STATEMENT SCHEDULES
         ----------------------------------------------------------------------

         Not applicable.

         REPORTS ON FORM 8-K
         ----------------------------------------------------------------------

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


         EXHIBITS
         ----------------------------------------------------------------------

         The exhibits listed on the Exhibit Index on pages 24 and 25 of this Form 10-K/A are filed herewith or are incorporated herein by reference.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors ................................................................................5

Audited Financial Statements

Statements of Net Assets Available for Benefits, with Fund Information ........................................6
Statements of Changes in Net Assets Available for Benefits, with Fund Information .............................9
Notes to Financial Statements ................................................................................12


Schedules

Line 27a--Schedule of Assets Held for Investment Purposes ....................................................19
Line 27b--Schedule of Loans ..................................................................................21
Line 27d--Schedule of Reportable Transactions ................................................................22

                         Report of Independent Auditors

Administrative Committee
PNC Bank Corp.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for benefits of the PNC Bank Corp. Incentive Savings Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes and loans as of December 31, 1998, and reportable transactions for the year ended December 31, 1998, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                         /s/ Ernst & Young LLP

June 4, 1999

                                 PNC Bank Corp.
                             Incentive Savings Plan

      Statement of Net Assets Available for Benefits, with Fund Information
                                December 31, 1998


                                              PNC            PNC             PNC         BLACKROCK      BLACKROCK
                                            BALANCED      AGGRESSIVE    CONSERVATIVE       MONEY        LARGE CAP
                                            PROFILE        PROFILE         PROFILE         MARKET      VALUE EQUITY
                                              FUND           FUND           FUND         PORTFOLIO      PORTFOLIO
                                         ----------------------------------------------------------------------------
Investments at fair value:
   Investments in Master Trust              $2,237,920   $219,947,201     $1,770,165     $67,309,996     $3,124,070
   Other investments:
    PNC Bank Corp. common stock
    Interest-bearing cash                                                                  1,890,050
    Participant loans
                                         ----------------------------------------------------------------------------
Total investments                            2,237,920    219,947,201      1,770,165      69,200,046      3,124,070

Accrued income                                                                                 7,941
Due to (from) fund/other
  assets (liabilities)
                                         ----------------------------------------------------------------------------
Total assets                                 2,237,920    219,947,201      1,770,165      69,207,987      3,124,070

ESOP note payable
Accrued interest payable
                                         ============================================================================
Net assets available for benefits           $2,237,920   $219,947,201     $1,770,165     $69,207,987     $3,124,070
                                         ============================================================================

                                             BLACKROCK      BLACKROCK       BLACKROCK
                                               INDEX        SMALL CAP     INTERNATIONAL
                                              EQUITY       VALUE EQUITY      EQUITY
                                             PORTFOLIO      PORTFOLIO       PORTFOLIO
                                         ------------------------------------------------
Investments at fair value:
   Investments in Master Trust              $13,764,628      $1,257,990       $469,292
   Other investments:
    PNC Bank Corp. common stock
    Interest-bearing cash
    Participant loans
                                         ------------------------------------------------
Total investments                            13,764,628       1,257,990        469,292

Accrued income
Due to (from) fund/other
  assets (liabilities)
                                         ------------------------------------------------
Total assets                                 13,764,628       1,257,990        469,292

ESOP note payable
Accrued interest payable
                                         ================================================
Net assets available for benefits           $13,764,628      $1,257,990       $469,292
                                         ================================================



See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                 Statement of Net Assets Available for Benefits,
                        with Fund Information (continued)
                                December 31, 1998

                                        BLACKROCK         BLACKROCK                             PNC
                                        SMALL CAP           CORE            PNC BANK        BANK CORP.
                                      GROWTH EQUITY         BOND          CORP. STOCK        ALLOCATED
                                        PORTFOLIO         PORTFOLIO           FUND           ESOP FUND
                                     --------------------------------------------------------------------
Investments at fair value:
   Investments in Master Trust          $1,739,005      $64,708,454
   Other investments:
    PNC Bank Corp. common stock                                           $298,133,016     $226,642,586
    Interest-bearing cash                                                                        17,322
    Participant loans
                                     --------------------------------------------------------------------
Total investments                        1,739,005       64,708,454        298,133,016      226,659,908

Accrued income
Due to (from) fund/other assets                                                               1,198,534
(liabilities)
                                     --------------------------------------------------------------------
Total assets                             1,739,005       64,708,454        298,133,016      227,858,442

ESOP note payable
Accrued interest payable
                                     ====================================================================
Net assets available for benefits       $1,739,005      $64,708,454       $298,133,016     $227,858,442
                                     ====================================================================


                                           PNC
                                        BANK CORP.
                                       UNALLOCATED          LOAN
                                        ESOP FUND           FUND              TOTAL
                                     -----------------------------------------------------
Investments at fair value:
   Investments in Master Trust                                           $  376,328,721
   Other investments:
    PNC Bank Corp. common stock         $76,655,106                         601,430,708
    Interest-bearing cash                                                     1,907,372
    Participant loans                                    $30,193,660         30,193,660
                                     -----------------------------------------------------
Total investments                        76,655,106       30,193,660      1,009,860,461

Accrued income                                7,526                              15,467
Due to (from) fund/other assets          (1,198,534)
(liabilities)
                                     -----------------------------------------------------
Total assets                             75,464,098       30,193,660      1,009,875,928

ESOP note payable                       (31,832,881)                        (31,832,881)
Accrued interest payable                 (1,171,917)                         (1,171,917)
                                     =====================================================
Net assets available for benefits       $42,459,300      $30,193,660     $  976,871,130
                                     =====================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

      Statement of Net Assets Available for Benefits, with Fund Information
                                December 31, 1997


                                                                   INTERMEDIATE-
                                                                    TERM FIXED       SHORT-TERM       PNC BANK
                                                       EQUITY        INCOME--       FIXED INCOME    CORP. STOCK
                                                       FUND A         FUND B          --FUND C        --FUND D
                                                   -------------------------------------------------------------------
Investments at fair value:
   PNC Bank common stock                                                                              $347,536,137
   PNC Bank preferred stock                                                                                 61,333
   Short-term investments Compass Capital Funds:
    Interest-bearing cash                             $5,096,345      $ 1,550,429     $78,921,669        1,574,747
   Registered investment companies PNC Funds:
    Small Cap Growth Equity Portfolio                  8,132,880
    International Equity Portfolio                    42,943,103
    Small Cap Value Equity Portfolio                   8,526,487
    International Emerging Markets Portfolio          10,561,421
    Mid Cap Growth Equity Portfolio                   13,264,058
    Mid Cap Value Equity Portfolio                    12,841,875
    Intermediate Term Bond Portfolio                                   24,944,759
    Managed Income Portfolio                                           35,195,764
    Large Cap Growth Equity Portfolio                 33,845,359
    Large Cap Value Equity Portfolio                  35,082,767
    Value Equity Portfolio                            49,612,685
    Core Bond Portfolio                                      320        4,349,727
    Participant loans
    Other                                                                  75,095
                                                   -------------------------------------------------------------------
Total investments                                    219,907,300       66,115,774      78,921,669      349,172,217

Contribution receivable
Accrued income                                            22,334            6,605         363,959            7,519
Due to (from) fund/other assets (liabilities)          2,262,896         (326,221)         20,466        1,403,906
                                                   -------------------------------------------------------------------
Total assets                                         222,192,530       65,796,158      79,306,094      350,583,642

ESOP note payable
Accrued employer match
Accrued interest payable
                                                   ===================================================================
Net assets available for benefits                   $222,192,530      $65,796,158     $79,306,094     $350,583,642
                                                   ===================================================================

                                                          PNC              PNC
                                                      BANK CORP.       BANK CORP.
                                                       ALLOCATED       UNALLOCATED         LOAN
                                                       ESOP FUND        ESOP FUND          FUND            TOTAL
                                                   -------------------------------------------------------------------
Investments at fair value:
   PNC Bank common stock                             $214,752,364       $134,790,364                   $  697,078,865
   PNC Bank preferred stock                                                                                    61,333
   Short-term investments Compass Capital Funds:
    Interest-bearing cash                                                        409     $   446,628       87,590,227
   Registered investment companies PNC Funds:
    Small Cap Growth Equity Portfolio                                                                       8,132,880
    International Equity Portfolio                                                                         42,943,103
    Small Cap Value Equity Portfolio                                                                        8,526,487
    International Emerging Markets Portfolio                                                               10,561,421
    Mid Cap Growth Equity Portfolio                                                                        13,264,058
    Mid Cap Value Equity Portfolio                                                                         12,841,875
    Intermediate Term Bond Portfolio                                                                       24,944,759
    Managed Income Portfolio                                                                               35,195,764
    Large Cap Growth Equity Portfolio                                                                      33,845,359
    Large Cap Value Equity Portfolio                                                                       35,082,767
    Value Equity Portfolio                                                                                 49,612,685
    Core Bond Portfolio                                                                                     4,350,047
    Participant loans                                                                     29,025,613       29,025,613
    Other                                                                                                      75,095
                                                   -------------------------------------------------------------------
Total investments                                     214,752,364        134,790,773      29,472,241    1,093,132,338

Contribution receivable                                13,890,529                                          13,890,529
Accrued income                                              6,259             31,893                          438,569
Due to (from) fund/other assets (liabilities)           5,296,920         (5,323,315)     (2,612,832)         721,820
                                                   -------------------------------------------------------------------
Total assets                                          233,946,072        129,499,351      26,859,409    1,108,183,256

ESOP note payable                                                        (47,600,000)                     (47,600,000)
Accrued employer match                                                   (13,890,529)                     (13,890,529)
Accrued interest payable                                                  (1,738,124)                      (1,738,124)
                                                   ===================================================================
Net assets available for benefits                    $233,946,072       $ 66,270,698     $26,859,409   $1,044,954,603
                                                   ===================================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

           Statement of Changes in Net Assets Available for Benefits,
                             with Fund Information
                          Year ended December 31, 1998


                                                  PNC              PNC             PNC           BLACKROCK
                                                BALANCED       AGGRESSIVE      CONSERVATIVE        MONEY
                                                PROFILE          PROFILE         PROFILE           MARKET
                                                  FUND            FUND             FUND          PORTFOLIO
                                            -------------------------------------------------------------------
Net assets available for benefits
   at January 1, 1998                                          $222,192,530                     $ 79,306,094
Additions:
   Interest and dividends                       $    1,905        1,197,756      $    1,094        3,868,694
Contributions:
   Employer                                          1,239          342,245             557          402,223
   Employee                                         37,157       18,012,613          14,322        4,455,008
   Rollover                                          3,835          668,502          17,789          331,797
Deductions:
   Distributions to participants or
     Beneficiaries                                              (32,073,276)                     (19,378,973)
   Expenses                                           (263)         (54,098)           (177)         (16,366)
   Net transfers                                 1,950,234      (20,829,952)      1,681,537         (123,896)
   ESOP activity:
     Interest expense
     Other ESOP activity
Net realized and unrealized appreciation
   (depreciation)                                  243,813       30,083,664          55,043
Net assets received in mergers                                      180,468                          371,701
Other                                                               226,749                           (8,295)
                                            -------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1998                         $2,237,920     $219,947,201      $1,770,165     $ 69,207,987
                                            ===================================================================

                                               BLACKROCK        BLACKROCK       BLACKROCK        BLACKROCK
                                               LARGE CAP          INDEX         SMALL CAP      INTERNATIONAL
                                              VALUE EQUITY       EQUITY        VALUE EQUITY        EQUITY
                                               PORTFOLIO        PORTFOLIO       PORTFOLIO        PORTFOLIO
                                            -------------------------------------------------------------------
Net assets available for benefits
   at January 1, 1998
Additions:
   Interest and dividends                       $  118,873      $    53,177      $   45,140         $ 19,581
Contributions:
   Employer                                            617            2,100             303
   Employee                                         79,709          221,876          38,341           16,291
   Rollover                                         14,793           19,939           5,118            3,273
Deductions:
   Distributions to participants or
     Beneficiaries                                 (35,458)
   Expenses                                           (425)          (1,686)           (182)             (58)
   Net transfers                                 2,834,678       12,067,684       1,098,837          404,719
   ESOP activity:
     Interest expense
     Other ESOP activity
Net realized and unrealized appreciation
   (depreciation)                                  111,283        1,401,538          70,433           25,486
Net assets received in mergers
Other
                                            -------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1998                         $3,124,070      $13,764,628      $1,257,990         $469,292
                                            ===================================================================


See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

           Statement of Changes in Net Assets Available for Benefits,
                       with Fund Information (continued)
                          Year ended December 31, 1998

                                               BLACKROCK        BLACKROCK                           PNC
                                               SMALL CAP          CORE          PNC BANK        BANK CORP.
                                             GROWTH EQUITY        BOND         CORP. STOCK       ALLOCATED
                                               PORTFOLIO        PORTFOLIO         FUND           ESOP FUND
                                            ------------------------------------------------------------------
Net assets available for benefits
   at January 1, 1998                                          $ 65,796,158     $350,583,642    $233,946,072
Additions:
   Interest and dividends                           $2,111        5,420,866        9,436,717       6,443,779
Contributions:
   Employer                                            406          137,066        2,187,166
   Employee                                         57,285        4,581,028        8,111,042
   Rollover                                          7,379          183,645          581,690
Deductions:
   Distributions to participants or
     Beneficiaries                                              (10,672,276)     (49,522,842)    (26,276,861)
   Expenses                                           (200)         (15,598)         (71,931)        (53,624)
   Net transfers                                 1,369,832         (461,970)      (4,177,237)     (1,060,177)
   ESOP activity:
     Interest expense
     Other ESOP activity                                                                          26,607,420
Net realized and unrealized appreciation
   (depreciation)                                  302,192         (307,794)     (17,040,087)    (11,982,168)
Net assets received in mergers                                       71,780
Other                                                               (24,451)      (1,955,144)        234,001
                                            ------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1998                         $1,739,005     $ 64,708,454     $298,133,016    $227,858,442
                                            ==================================================================

                                                    PNC
                                                BANK CORP.
                                                UNALLOCATED         LOAN
                                                 ESOP FUND          FUND            TOTAL
                                            ---------------------------------------------------
Net assets available for benefits
   at January 1, 1998                           $ 66,270,698      $26,859,409   $1,044,954,603
Additions:
   Interest and dividends                          3,102,521        1,092,429       30,804,643
Contributions:
   Employer                                        7,341,428                        10,415,350
   Employee                                                                         35,624,672
   Rollover                                                                          1,837,760
Deductions:
   Distributions to participants or
     Beneficiaries                                                 (2,993,876)    (140,953,562)
   Expenses                                                                           (214,608)
   Net transfers                                                    5,245,711
   ESOP activity:
     Interest expense                             (2,447,597)                       (2,447,597)
     Other ESOP activity                         (26,607,420)
Net realized and unrealized appreciation
   (depreciation)                                 (6,383,732)                       (3,420,329)
Net assets received in mergers                                            103          624,052
Other                                              1,183,402          (10,116)        (353,854)
                                            ---------------------------------------------------
Net assets available for benefits
   at December 31, 1998                         $ 42,459,300      $30,193,660   $  976,871,130
                                            ===================================================

See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

           Statement of Changes in Net Assets Available for Benefits,
                              with Fund Information
                          Year ended December 31, 1997

                                                               INTERMEDIATE-                                             PNC
                                                                TERM FIXED        SHORT-TERM         PNC BANK        BANK CORP.
                                                 EQUITY          INCOME--        FIXED INCOME      CORP. STOCK        ALLOCATED
                                                 FUND A           FUND B           --FUND C          --FUND D         ESOP FUND
                                            --------------------------------------------------------------------------------------
Net assets available for benefits
   at January 1, 1997                        $156,096,804       $55,417,543      $ 60,469,746     $218,354,703      $131,619,271
Additions:
   Interest and dividends                      18,615,296         4,645,389         4,765,536       12,038,018         5,370,382
Contributions:
   Employer                                       460,196           193,618           304,917
   Employee                                    16,876,580         5,002,814         5,204,913        7,171,907
   Rollover                                     1,002,879           232,716           286,815          272,701
Deductions:
   Distributions to participants or
     beneficiaries                            (16,683,815)       (6,564,618)      (15,389,481)     (32,448,430)      (13,273,451)
   Net transfers                                6,048,460        (2,303,953)         (842,499)      (4,823,151)         (869,890)
   ESOP activity:
     Interest expense
     Other ESOP activity                                                                                              39,219,467
Net realized and unrealized appreciation       17,471,782           919,225                        117,854,617        71,861,813
Net assets received in mergers                 22,304,348         8,253,424        24,506,147       32,163,277            18,480
Other
                                            --------------------------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1997                      $222,192,530       $65,796,158      $ 79,306,094     $350,583,642      $233,946,072
                                            ======================================================================================

                                                  PNC
                                              BANK CORP.
                                              UNALLOCATED        LOAN
                                               ESOP FUND         FUND            TOTAL
                                            -------------------------------------------------
Net assets available for benefits
   at January 1, 1997                        $ 44,437,399    $23,707,248    $  690,102,714
Additions:
   Interest and dividends                       4,440,725      2,043,231        51,918,577
Contributions:
   Employer                                    11,579,000                       12,537,731
   Employee                                                                     34,256,214
   Rollover                                                                      1,795,111
Deductions:
   Distributions to participants or
     beneficiaries                                            (1,986,724)      (86,346,519)
   Net transfers                                               2,791,033
   ESOP activity:
     Interest expense                          (3,515,249)                      (3,515,249)
     Other ESOP activity                      (39,219,467)
Net realized and unrealized appreciation       48,548,290                      256,655,727
Net assets received in mergers                                    13,116        87,258,792
Other                                                            291,505           291,505
                                            -------------------------------------------------
Net assets available for benefits
   at December 31, 1997                      $ 66,270,698    $26,859,409    $1,044,954,603
                                            =================================================

See accompanying notes to financial statements.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                          Notes to Financial Statements

                                December 31, 1998


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

The Incentive Savings Plan's (the Plan) assets are concentrated in the stock and bond markets. Realization of the respective values shown on the statements of net assets available for benefits is subject to the results of these markets.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

2. DESCRIPTION OF THE PLAN

PNC Bank Corp. (PNC Bank) is the sponsor of the Plan. The Plan covers substantially all eligible employees of PNC Bank and certain subsidiaries.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The Plan allows participants to contribute from 1 to 15 percent of their biweekly base compensation on a pretax 401(k) basis. PNC Bank matches 100 percent of employee contributions up to 6 percent of base compensation, subject to Internal Revenue Service (IRS) limitations. For the plan year ended December 31, 1997, an additional 38 percent, $10.6 million, employer matching contribution was made to eligible participants in accordance with the terms of the Employee Stock Ownership Plan (ESOP) contained in the Plan document. This allocation was the result of shares released from the ESOP that were in excess of the amount required to satisfy the standard employer match on the first six percent of elective deferrals. Participants are fully vested in their balances, including the employer contributions. Prior to July 1, 1998, plan income was allocated to participants based on an average participant investment balance on a quarterly basis. Effective July 1, 1998, participants' accounts are valued on a daily basis.

Prior to July 1998, participants could elect to invest any voluntary contributions and balances rolled over from prior plans in any of the following investment options: Fund A (an equity fund), Fund B (an intermediate-term fixed income fund), Fund C (a short-term fixed income fund), and Fund D (PNC Bank Corp. common stock). Effective July 1, 1998, balances in the old funds were transferred or re-named to the following:

   Old Fund                                    New Fund as of July 1, 1998
   --------                                    ---------------------------

   Fund A - Equity                             PNC Aggressive Profile Fund
   Fund B - Intermediate Term Fixed Income     BlackRock Core Bond Portfolio
   Fund C - Short-Term Fixed Income            BlackRock Money Market Portfolio
   Fund D - PNC Bank Corp. Common Stock        PNC Bank Corp. Common Stock Fund

In addition, seven new investment fund options were added to the Plan as follows: BlackRock Index Equity Portfolio, BlackRock Small Cap Growth Equity Portfolio, BlackRock Large Cap Value Equity Portfolio, BlackRock Small Cap Value Equity Portfolio, BlackRock International Equity Portfolio, PNC Conservative Profile Fund, and PNC Balanced Profile Fund. Employer matching contributions for participants whose age is under 55 are made in PNC Bank Corp. Common Stock. Participants age 55 or older can choose to have their matching contribution made in PNC Bank Corp. Common Stock or in cash to invest in the other ten funds.

Benefits to participants for withdrawals requested, but yet to be paid, were $15,360,392 at December 31, 1997. There were no withdrawals requested but not yet paid at December 31, 1998.

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

The Plan includes a leveraged employee stock ownership plan (ESOP). In January 1990, the ESOP borrowed $140 million from PNC Bank and purchased approximately 7,350,000 shares of PNC Bank Corp. Common Stock through open market purchases. In December 1998, the balance of the remaining ESOP note was refinanced and the new note extended to 2002. The unallocated shares of PNC Bank Corp. Common Stock are pledged as security on the ESOP note. The ESOP shares are used to match a portion of PNC Bank's matching contributions to the Plan.

PNC Bank is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC Bank Corp. Common Stock allocated to participants totaled 631,400 in 1998 and 947,314 in 1997.

The effective interest rate on the ESOP fixed rate note was 5.36 % in 1998. Principal payments are due on an annual basis and interest payments are due quarterly. The following is a schedule of debt maturities:

         1999                      $ 9,000,000
         2000                        8,000,000
         2001                        8,600,000
         2002                        6,232,881
                                   -----------
                                   $31,832,881
                                   ===========

At December 31, 1998, the ESOP held 1,419,539 unallocated shares of PNC Bank Corp. Common Stock with a market value of $76,655,106. These assets will be used to match future participant contributions.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

Certain of the Plan's investments are in a Master Trust which was established on July 1, 1998 for the investment of assets of the Plan and the PNC Retirement Savings Plan. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 1998, the Plan's interest in the net assets of the Master Trust was approximately 97%. Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

The following table presents the fair value of investments in the Master Trust at December 31, 1998.

                                                            DECEMBER 31
                                                                1998
                                                            ------------
Investments at fair value:
   PNC Balanced Profile Fund                                $  2,255,414
   PNC Aggressive Profile Fund                               225,803,407
   PNC Conservative Profile Fund                               1,782,304
   BlackRock Money Market Portfolio                           69,039,596
   BlackRock Large Cap Value Equity Portfolio                  3,192,939
   BlackRock Index Equity Portfolio                           13,942,125
   BlackRock Small Cap Value Equity Portfolio                  1,278,676
   BlackRock International Equity Portfolio                      488,561
   BlackRock Small Cap Growth Equity Portfolio                 1,771,885
   BlackRock Core Bond Portfolio                              66,677,771
                                                            ------------
                                                            $386,232,678
                                                            ============

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The following table presents income recorded by the Master Trust for the period July 1, 1998 through December 31, 1998.


                                                                       JULY 1, 1998
                                                                         THROUGH
                                                                        DECEMBER 31
                                                                           1998
                                                                       ------------
Net appreciation (depreciation) in fair value of investments:
   PNC Balanced Profile Fund                                           $   249,682
   PNC Aggressive Profile Fund                                           1,278,007
   PNC Conservative Profile Fund                                            56,325
   BlackRock Large Cap Value Equity Portfolio                              117,341
   BlackRock Index Equity Portfolio                                      1,451,540
   BlackRock Small Cap Value Equity Portfolio                               75,572
   BlackRock International Equity Portfolio                                 26,338
   BlackRock Small Cap Growth Equity Portfolio                             316,831
   BlackRock Core Bond Portfolio                                          (733,233)
                                                                       -----------
                                                                         2,838,403
Interest and dividend income                                             4,599,866
                                                                       -----------
                                                                       $ 7,438,269
                                                                       ===========


3. TRANSACTIONS WITH PARTIES-IN-INTEREST

PNC Bank, N.A., a wholly owned subsidiary of PNC Bank, is the Plan's trustee. Investments under the Plan are participant directed. Investment options include various portfolios of the BlackRock Funds, which are registered investment companies (mutual funds) from which PNC Bank affiliates, including BlackRock Financial Management, Inc. and PFPC Inc., receive compensation for providing services, such as investment advisory, custodial and transfer agency services, to the mutual funds. Prior to February 12, 1998, PNC Bank paid administrative costs incurred by the Plan. Effective February 12, 1998, certain plan administrative expenses are paid by the Plan.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


4. INCOME TAX STATUS

The Internal Revenue Service ruled June 21, 1995 that the Plan qualifies under
Section 401(a) of the Internal Revenue Code (IRC) and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan was amended subsequent to the IRS determination letter. Therefore, the amendments are not covered by the determination letter. The Plan Administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

5. PLAN MERGERS AND DIVESTITURES

In 1997, assets of approximately $85 million and $1.9 million were merged into the Plan from Midlantic Bank N.A. and BancOne plans, respectively, as a result of acquisitions.

6. SUBSEQUENT EVENTS

Effective January 1, 1999, eligible compensation under the Plan was amended to include overtime and eligible variable compensation.

Effective April 1, 1999, participants who have attained the age of 50, versus the current age of 55, can choose to have their matching contribution made in PNC Bank Corp. Common Stock or in cash to invest in the other available investment options.

Effective May 16, 1998, participants in the former Midland Services Inc. 401(k) Plan became eligible to participate in the Plan. Assets of approximately $5.8 million from the Midland Services Inc. Plan were merged into the Plan during January 1999.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:


                                                                                      DECEMBER 31
                                                                              1998                     1997
                                                                        ------------------------------------------
Net assets available for benefits per the financial statements
                                                                        $   976,871,130           $ 1,044,954,603
Amounts allocated to withdrawing participants                                                         (15,360,392)
                                                                        ===============           ===============
Net assets available for benefits per the Form 5500                     $   976,871,130           $ 1,029,594,211
                                                                        ===============           ===============

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                    YEAR ENDED
                                                                                DECEMBER 31, 1998
                                                                                -----------------

Benefits paid to participants per the financial statements                        $ 140,953,562
Add: Amounts allocated to withdrawing participants at December 31, 1998
Less: Amounts allocated to withdrawing participants at December 31, 1997
                                                                                    (15,360,392)
                                                                                  =============
Benefits paid to participants per the Form 5500                                   $ 125,593,170
                                                                                  =============

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                                 PNC Bank Corp.
                             Incentive Savings Plan

                             EIN 25-1435979 Plan 001

            Line 27a--Schedule of Assets Held for Investment Purposes
                                December 31, 1998


IDENTITY OF ISSUER, BORROWER,             DESCRIPTION OF
      OR SIMILAR ENTITY                     INVESTMENT                COST               FAIR VALUE
----------------------------------------------------------------------------------------------------------

Interest-Bearing Cash
---------------------

*BlackRock Money Market
    Portfolio                            1,890,050 shares          $  1,890,050          $  1,890,050

PNC BANK CORP. STOCK FUND

Common Stock
------------

*PNC Bank Corp.                          5,520,858 shares           139,431,065           298,126,332

Preferred Stock
---------------

*PNC Bank Corp.                                 87 shares                 1,155                 6,684
                                                                    -----------           -----------
Total PNC Bank Corp. Stock Fund
                                                                    139,432,220           298,133,016

ESOP ACCOUNT

Common Stock
------------

*PNC Bank Corp:
    Allocated Account                    4,197,406 shares            97,471,142           226,642,586

    *Unallocated Account                 1,419,539 shares            26,205,357            76,655,106

Interest-Bearing Cash
---------------------

*PNC Money Market
    Institutional Class                     17,322 shares                17,322                17,322
                                                                    -----------           -----------
Total ESOP Account                                                  123,693,821           303,315,014

                                 PNC Bank Corp.
                             Incentive Savings Plan

                             EIN 25-1435979 Plan 001

      Line 27a--Schedule of Assets Held for Investment Purposes (continued)
                                December 31, 1998


    IDENTITY OF ISSUER, BORROWER,             DESCRIPTION OF
          OR SIMILAR ENTITY                     INVESTMENT                      COST                  FAIR VALUE
------------------------------------------------------------------------------------------------------------------
LOAN FUND

Participant Loans
-----------------

                                          Rates ranging from
                                          6.00% to 12.40%;
                                          maturing January 1,
                                          1999 through June 5,
                                          2014
                                                                                                       30,193,660
                                                                       ----------------------------------------------
Total PNC Bank Corp.
  Incentive Savings Plan                                                    $265,016,091             $633,531,740
                                                                       =============================================


* Party-in-interest

                      PNC Bank Corp. Incentive Savings Plan
                           EIN 25-1435979 Plan No. 001

                           Line 27b--Schedule of Loans
                                December 31, 1998

-----------------------------------------------------------------------------------------------------------------------------------
                                                    Zip      Original     Received      Amount      Unpaid    Interest
     Name                      City         State  Code       Amount       in 1998      Overdue     Balance     Rate     Loan Date
-----------------------------------------------------------------------------------------------------------------------------------

BETTY J FAULKNER         PITTSBURGH          PA    15241    $10,000.00    $1,557.56   $1,047.20   $8,569.72     8.50%    21-Apr-98
VIENNA L MARSHALL        CARNEY'S POINT      NJ    08069      1,100.00        89.18      112.00    1,024.96     8.50     31-Mar-98
RICHARD J ECKHARDT       COLLINGSWOOD        NJ    08108     43,200.00     2,030.35    3,654.63   37,080.75     8.25     31-Mar-97
MARY KAY STRING          BROWNS MILLS        NJ    08015      1,800.00       260.90      234.81    1,226.47     8.25     31-Mar-97
MICHAEL J BATTAGLIA      WEST CHESTER        PA    19382     21,100.00     3,607.31    1,437.96    4,363.87     8.50     31-Mar-95
TAMMY L MORGAN           PITTSBURGH          PA    15207      3,200.00     2,130.37      664.37      658.11     8.50     30-Sep-97
MICHAEL C ROBINSON       PITTSBURGH          PA    15206      4,300.00        40.66      365.94    4,273.40     8.50     31-Dec-97
TERRI BETH EASTWOOD      MT PLEASANT         PA    15666      2,000.00        78.77      173.94    1,530.17     8.25     31-Mar-97
SANDRA E BAGWELL         PHILADELPHIA        PA    19121      1,800.00            -      153.18    1,286.81     8.50     31-Mar-96
REGINA MCHALE            SECANE              PA    19018      2,800.00        61.48      157.92    2,055.18     8.25     30-Jun-96
GRACE V GALASCHEWSKI     PHILADELPHIA        PA    19123     20,000.00     2,080.10    1,701.90   18,101.19     8.50     30-Sep-97
SHIRLYN D SWANN          PHILADELPHIA        PA    19150      5,000.00       632.81      344.04    1,920.65     9.00     30-Sep-95
BETTINA G MOULDEN        PITTSBURGH          PA    15205      3,000.00       489.34      376.08    1,614.71     8.25     31-Mar-97
MARVIN BAXTER            WILMINGTON          DE    19805      4,000.00            -      338.40    3,379.84     8.25     31-Dec-96
LESLIE A SHAFFER         WAYNE               NJ    07470      4,900.00       570.24      641.52    4,452.83     8.50     31-Dec-97
PAULETTE B WILLIAMS      CINCINNATI          OH    45223      4,000.00       426.92      226.92    2,801.46     8.50     31-Mar-96
JEAN M LEE               CINCINNATI          OH    45214      3,400.00            -        1.54        1.54     7.25     30-Sep-94
LESLIE G PATTERSON       PITTSBURGH          PA    15221      2,000.00       607.04      250.74      819.59     8.25     31-Mar-97
BARBARA L TERRY          LOUISVILLE          KY    40219      5,200.00       114.18      293.28    3,816.72     8.25     30-Jun-96
ANN LOUISE EMBRY         LOUISVILLE          KY    40212      5,500.00       462.25      373.08    3,992.25     8.25     31-Dec-96
CLENON GREEN,JR          LOUISVILLE          KY    40210     25,000.00     3,237.39    1,880.00   16,396.93     8.25     30-Jun-96
CHRISTINA E MILLER       PORT CLINTON        OH    43452      1,500.00        62.84      282.78    1,446.88     8.50     31-Dec-97


                                 PNC Bank Corp.
                             Incentive Savings Plan

                             EIN 25-1435979 Plan 001

                  Line 27d--Schedule of Reportable Transactions
                          Year ended December 31, 1998

                                                                                      FAIR VALUE
                                                                        COST          OF ASSETS ON        NET
                                   PURCHASE          SELLING             OF           TRANSACTION         GAIN
    DESCRIPTION OF ASSETS            PRICE            PRICE            ASSETS             DATE           (LOSS)
--------------------------------------------------------------------------------------------------------------------
Category (i)--Single Transaction
--------------------------------

  BlackRock Core Bond Portfolio #7 Institutional Class
  ----------------------------------------------------

     5,795,681 shares              $57,435,196                         $57,435,196     $57,435,196

  BlackRock Money Market Portfolio #1
  -----------------------------------

    68,435,396 shares                                $68,435,396        68,435,396      68,435,396


Category (iii)--Series of securities transactions
-------------------------------------------------

  BlackRock Money Market Portfolio #1
  -----------------------------------

    99,528,297 shares               99,528,297                          99,528,297      99,528,297
   184,291,581 shares                                184,291,581       184,291,581     184,291,581

  BlackRock Fund #7 Institutional Class
  -------------------------------------

     6,059,152 shares               60,043,343                          60,043,343      60,043,343
        11,451 shares                       --           113,596           113,253         113,596     $       343

  PNC Bank Corp. Common Stock
  ---------------------------

      530,759 shares                28,607,634                          28,607,634      28,607,634
      560,964 shares                                  30,775,222        14,496,622      30,775,222       16,278,600


There were no category (ii) or (iv) reportable transactions during 1998.

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


                                             PNC BANK CORP.
                                             (Registrant)


                                          By /s/ Robert L. Haunschild
                                            ---------------------------------
                                             Robert L. Haunschild
                                             Senior Vice President and
                                             Chief Financial Officer

                                             Date: June 29, 1999

                                  EXHIBIT INDEX

Exhibit No.                           Description                                            Method of Filing +
------------ -------------------------------------------------------------------- --------------------------------------------

  3.1        Articles of Incorporation of the Corporation, as amended.            Incorporated   herein   by   reference   to
                                                                                    Exhibit 3.1 of the Annual Report on Form 10-K
                                                                                    for the year ended December 31, 1998 ("1998
                                                                                    Form 10-K").

  3.2        By-Laws of the Corporation, as amended.                              Incorporated   herein   by   reference   to
                                                                                    Exhibit  99.2 of the  Current  Report  on
                                                                                    Form 8-K dated January 19, 1999.

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

  4.3        Designation of Series: $1.80 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series B.

  4.4        Designation of Series: $1.60 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series C.

  4.5        Designation of Series: $1.80 Cumulative Convertible Preferred        Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series D.

  4.6        Designation of Series: Fixed/Adjustable Rate Noncumulative           Incorporated herein as part of Exhibit 3.1.
                 Preferred Stock - Series F.

 10.1        Supplemental Executive Retirement Income and Disability Plan of      Incorporated herein by reference to Exhibit 10.2
                 the Corporation.                                                   of the Annual Report on Form 10-K for the year
                                                                                    ended December 31, 1990 ("1990 Form 10-K"). *

 10.2        Amendments to Supplemental Executive Retirement Income and           Incorporated herein by reference to Exhibit 10.2
                 Disability Plan.                                                   of the Annual Report on Form 10-K for the year
                                                                                    ended December 31, 1996 ("1996 Form 10-K). *

 10.3        Amendment to Supplemental Executive Retirement Income and            Incorporated herein by reference to Exhibit 10.3
                 Disability Plan.                                                   of the 1998 Form 10-K. *

 10.4        Supplemental Executive Life Insurance and Spouse's Benefit Plan of   Incorporated herein by reference to Exhibit 10.3
                 the Corporation.                                                   of the 1990 Form 10-K. *

 10.5        November 21, 1996 Amendment to Supplemental Executive Life           Incorporated herein by reference to Exhibit 10.4
                 Insurance and Spouse's Benefit Plan.                               of the 1996 Form 10-K. *

 10.6        1997 Long-Term Incentive Award Plan of the Corporation ("1997        Incorporated herein by reference to Exhibit 4.3
                 Award Plan").                                                      of the Corporation's Post-Effective Amendment
                                                                                    No. 1 to Registration Statement on Form S-8 at
                                                                                    File No. 33-54960. *

 10.7        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.   Filed as Exhibit 10.6 to the 1997 Form 10-K. *

 10.8        Form of Nonstatutory Stock Option Agreement under 1997 Award         Incorporated herein by reference to Exhibit 10.8
                 Plan for options granted on or after February 17,1999.             of the 1998 Form 10-K.*

 10.9        Form of  Incentive  Share  Agreement  under  1992  Award Plan (June  Incorporated herein by reference to Exhibit 10.7
                 1995), as amended November 21, 1996.                               of the 1996 Form 10-K. *

 10.10       Form of Addendum to Nonstatutory Stock Option Agreement relating     Filed as Exhibit 10.8 to the 1997 Form 10-K. *
                 to Reload Nonstatutory Stock Options.

 10.11       Form of Reload Nonstatutory Stock Option Agreement.                  Filed as Exhibit 10.9 to the 1997 Form 10-K. *

 10.12       Form of Incentive Share Agreement - Share Price, RSR and ROCE        Filed as Exhibit 10.10 to the 1997 Form 10-K. *
                 Performance Goals.

Exhibit No.                           Description                                            Method of Filing +
------------ -------------------------------------------------------------------- --------------------------------------------

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

 10.16       Amendment to PNC Bank Corp. and Affiliates Deferred Compensation     Incorporated herein by reference to Exhibit 10.16
                 Plan                                                               to the 1998 Form 10-K.*

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

 10.20       PNC Bank Corp. Directors Retirement Plan.                            Incorporated  by  reference to Exhibit 10.7
                                                                                    of the 1994 Form 10-K. *

 10.21       PNC Bank Corp. Directors Deferred Compensation Plan.                 Incorporated  by  reference to Exhibit 10.1
                                                                                    of the 3Q 1996 Form 10-Q. *

 10.22       Form of Change in Control Severance Agreement.                       Incorporated   herein   by   reference   to
                                                                                    Exhibit 10.17 of the 1996 Form 10-K. *

 10.23       Amended and Restated Trust Agreement between the Corporation,        Incorporated herein by reference to Exhibit
                 as Settlor, and NationsBank, N.A., as Trustee (who has been        10.18 of the 1996 Form 10-K. *
                 replaced by Hershey Trust Company, as successor Trustee).

 12.1        Computation of Ratio of Earnings to Fixed Charges.                   Filed as Exhibit 12.1 to the 1998 Form 10-K.

 12.2        Computation of Ratio of Earnings to Combined Fixed Charges and       Filed as Exhibit 12.2 to the 1998 Form 10-K.
                 Preferred Dividends.

 13          Excerpts from the Annual Report to Shareholders  for the year ended  Filed as Exhibit 13 to the 1998 Form 10-K.
                 December 31, 1998. Such Annual Report, except for those
                 portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.

 21          Schedule of Certain Subsidiaries of the Corporation.                 Filed as Exhibit 21 to the 1998 Form 10-K.

 23.1        Consent of Ernst & Young LLP, independent auditors for the           Filed as Exhibit 23 to the 1998 Form 10-K.
                 Corporation.

 23.2        Consent of Ernst & Young LLP, independent auditors for the PNC       Filed herewith.
                 Plan.

 24          Power of Attorney of directors and officers of the Corporation.      Filed as Exhibit 24 to the 1998 Form 10-K.

 27          Financial Data Schedule.                                             Filed as Exhibit 27 to the 1998 Form 10-K.

--------------------------------------------
+ Except where otherwise expressly noted, incorporated document references are to Commission File No. 1-9718.

* Denotes management contract or compensatory plan.