Form 10-Q
period 1999-06-30
PNC BANK CORP
filed 1999-08-16
CIK 713676

                                    PNC BANK

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended June 30, 1999



Page 1 represents a portion of the second quarter 1999 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 35.

Consolidated Financial Highlights


                                                                Three months ended June 30           Six months ended June 30
                                                                -------------------------------------------------------------
Dollars in millions, except per share data                           1999         1998                     1999        1998
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
   Net interest income (taxable-equivalent basis)                    $612         $637                   $1,276      $1,281
   Noninterest income                                                 664          569                    1,395       1,075
   Total revenue                                                    1,276        1,206                    2,671       2,356
Net income                                                            315          280                      640         549
Per common share
   Basic earnings                                                    1.04          .92                     2.10        1.80
   Diluted earnings                                                  1.03          .90                     2.08        1.77
   Cash dividends declared                                            .41          .39                      .82         .78
-----------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on
   Average common shareholders' equity                              22.38%       21.42%                   22.66%      21.26%
   Average assets                                                    1.68         1.53                     1.70        1.52
Net interest margin                                                  3.64         3.81                     3.75        3.88
Noninterest income to total revenue                                 52.04        47.18                    52.23       45.63
Efficiency *                                                        54.60        56.27                    54.01       56.65

* Excluding amortization, distributions on capital securities and residential mortgage banking hedging activities
-----------------------------------------------------------------------------------------------------------------------------


                                                               June 30     March 31    December 31   September 30   June 30
Dollars in millions, except per share data                       1999        1999         1998           1998        1998
-----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets                                                          $75,558     $74,868      $77,207        $76,238     $75,873
Earning assets                                                   66,889      66,710       69,027         68,638      68,353
Loans, net of unearned income                                    52,075      52,800       57,650         56,752      56,237
Securities available for sale                                     8,856       9,170        7,074          7,152       7,540
Deposits                                                         47,685      45,799       47,496         46,875      47,096
Borrowed funds                                                   18,464      19,935       20,946         19,972      20,488
Shareholders' equity                                              5,755       5,931        6,043          5,793       5,633
Common shareholders' equity                                       5,442       5,617        5,729          5,479       5,318
Book value per common share                                       18.40       18.78        18.86          18.21       17.64

CAPITAL RATIOS
Leverage                                                           7.47%       7.28%        7.22%          7.18%       7.18%
Common shareholders' equity to total assets                        7.20        7.50         7.42           7.19        7.01

ASSET QUALITY RATIOS
Nonperforming assets to total loans, loans held for sale
   and foreclosed assets                                            .59%        .58%         .55%           .54%        .55%
Allowance for credit losses to total loans                         1.29        1.27         1.31           1.44        1.53
Allowance for credit losses to nonaccrual loans                  224.33      230.93       255.25         289.36      315.81
Net charge-offs to average loans                                    .18         .56         1.24            .62         .64

-----------------------------------------------------------------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----

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

PNC Bank has responded to these challenges by transitioning to an organization managed as separate businesses with highly focused customer segments. This style of management provides the basis for differentiated businesses capable of competing in today's environment where banks and other financial service providers target the same customers. This business model also allows the Corporation to enhance consolidated value by leveraging technology, information, branding and marketing resources.

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

Pursuant to this strategy, on July 20, 1999, the Corporation announced an agreement to acquire First Data Investor Services Group, Inc. ("ISG"), the mutual fund servicing subsidiary of First Data Corporation for $1.1 billion in cash. The transaction is expected to close in the fourth quarter of 1999, subject to regulatory approvals and satisfaction of customary closing conditions. Also, during the first quarter of 1999, the Corporation completed the sale of its credit card business and made the decision to exit certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses.

Additionally, on May 13, 1999, BlackRock, Inc., a subsidiary of PNC Bank, filed a registration statement for an initial public offering of its common stock with PNC Bank retaining a majority ownership position. The transaction is expected to result in a gain for the Corporation.

SUMMARY FINANCIAL RESULTS Consolidated net income for the first six months of 1999 was $640 million or $2.08 per diluted share. Results for the first six months of 1999 included $331 million of pretax gains on the sales of PNC Bank's credit card business, and equity interests in Electronic Payment Services, Inc. ("EPS") and the Concord EFS, Inc. ("Concord") stock received in the EPS transaction. The first six months of 1999 also included $142 million of valuation adjustments associated with exiting certain institutional lending businesses, $98 million of costs related to efficiency initiatives and a $30 million contribution to the PNC Bank Foundation. Excluding these items, earnings for the first six months of 1999 were $592 million or $1.92 per diluted share, return on average common shareholders' equity was 20.92% and the return on average assets was 1.57%. Earnings for the first six months of 1998 were $549 million or $1.77 per diluted share. Excluding the credit card business and assuming the provision for credit losses was equal to net charge-offs in 1998, diluted earnings per share for the first six months of 1999 increased 15% compared with the prior-year period.

Taxable-equivalent net interest income was $1.276 billion in the first six months of 1999, a $5 million decrease compared with the first six months of 1998. The net interest margin was 3.75% in the first six months of 1999 compared with 3.88% in the prior-year period. These declines were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding the credit card business, net interest income was $1.211 billion for the first six months of 1999, an increase of $83 million or 7% compared with the first six months of 1998, and the net interest margin was 3.63% in both periods.

Noninterest income was $1.395 billion for the first six months of 1999, a $320 million increase compared with the first six months of 1998. Excluding the gains and valuation adjustments from 1999 and $56 million of branch gains from 1998, noninterest income increased $187 million or 18% in the period-to-period comparison primarily due to growth in fee-based revenue.



                                 PNC BANK CORP.
                                      ----

Financial Review


The provision for credit losses was $103 million for the first six months of 1999 compared with $65 million a year ago. Net charge-offs were $102 million or
 .38% of average loans for the first six months of 1999 compared with $179 million or .66%, respectively, for the first six months of 1998. The decreases were due to the sale of the credit card business in the first quarter of 1999.

Noninterest expense was $1.590 billion for the first six months of 1999 compared with $1.447 billion for the first six months of 1998. Excluding $98 million of costs related to efficiency initiatives and a $30 million contribution to the PNC Bank Foundation from 1999 and $55 million of costs primarily for consumer delivery initiatives from 1998, noninterest expense increased $70 million or 5% compared with the prior-year period commensurate with revenue growth in fee-based businesses. The efficiency ratio improved to 54.01% for the first six months of 1999 compared with 56.65% in the prior year due to a continued focus on improving returns in traditional businesses.

Total assets were $75.6 billion at June 30, 1999, compared with $77.2 billion at December 31, 1998. The decline was primarily due to the sale of the credit card business in the first quarter of 1999. Shareholders' equity totaled $5.8 billion at June 30, 1999, compared with $6.0 billion at December 31, 1998. The leverage ratio was 7.47% and Tier I and total risk-based capital ratios were 8.16% and 11.72%, respectively, at June 30, 1999.

The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .59% at June 30, 1999 and .55% at December 31, 1998. The allowance for credit losses was 224% of nonaccrual loans and 1.29% of total loans at June 30, 1999, compared with 255% and 1.31%, respectively, at December 31, 1998.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and variations of such words and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the inability of the Corporation or others to remediate year 2000 concerns in a timely and adequate fashion; continued pricing pressures on loan and deposit products; increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses; competition; the ability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures; changes in global and domestic economic conditions generally and in local markets in which the Corporation conducts business; changes in interest rates and financial and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; continued customer disintermediation; customers' acceptance of PNC Bank's products and services; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

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


                                 PNC BANK CORP.
                                      ----
                                       3

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

The Corporation is managed as a portfolio of distinct businesses that are positioned to compete as stand-alone companies while enhancing PNC Bank's consolidated value by leveraging technology, information, branding and marketing resources. Total business earnings were $579 million for the first six months of 1999, a 16% increase compared with the prior-year period. The contribution from asset management businesses increased to 21% of total business results while the regional bank and wholesale businesses accounted for 56% and 23% of total business results, respectively.


RESULTS OF BUSINESSES

                                                                                        Return on
                                                 Earnings             Revenue         Assigned Capital         Average Assets *
Six months ended June 30 -               ----------------------------------------------------------------------------------------
dollars in millions                          1999        1998      1999       1998     1999      1998          1999        1998
---------------------------------------------------------------------------------------------------------------------------------
PNC Regional Bank                            $321        $296     $1,152     $1,159      22%       21%        $39,441    $38,806
Asset Management
  PNC Advisors                                 75          58        365        228      27        31           3,304      2,654
  BlackRock                                    26          14        180        131      44        37             403        315
  PFPC Worldwide                               22          18        111         91      42        42             263        214
------------------------------------------------------------------------------------                       ----------------------
       Total asset management                 123          90        656        450      32        34           3,970      3,183
Wholesale
  PNC Institutional Bank                       53          53        202        181      16        18           9,622      8,321
  PNC Secured Finance                          58          44        153        104      21        20           8,086      6,203
  PNC Mortgage                                 24          15        217        159      11        11           7,050      4,166
------------------------------------------------------------------------------------                       ----------------------
       Total wholesale                        135         112        572        444      16        18          24,758     18,690
------------------------------------------------------------------------------------                       ----------------------
   Total businesses                           579         498      2,380      2,053      21        21          68,169     60,679
Other                                          13          51        102        303                             7,834     12,212
------------------------------------------------------------------------------------                       ----------------------
                                              592         549      2,482      2,356      21        21          76,003     72,891
Gain on sale of credit card business          125                    193
Gain on sale of equity interest in EPS         63                     97
Gain on sale of Concord stock net of
  PNC Bank Foundation contribution             16                     41
Valuation adjustments                         (92)                  (142)
Costs related to efficiency initiatives       (64)
------------------------------------------------------------------------------------                       ----------------------
   Total consolidated                        $640        $549     $2,671     $2,356      23        21         $76,003    $72,891
=================================================================================================================================

* BlackRock's assets are presented as of period end.


                                 PNC BANK CORP.
                                      ----
                                       4

Financial Review

PNC REGIONAL BANK
Six months ended June 30 - dollars in millions            1999       1998
----------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                      $866        $845
Noninterest income                                        286         314
----------------------------------------------------------------------------
   Total revenue                                        1,152       1,159
Provision for credit losses                                22          30
Noninterest expense                                       608         640
----------------------------------------------------------------------------
   Pretax earnings                                        522         489
Income taxes                                              201         193
----------------------------------------------------------------------------
   Earnings                                              $321        $296
----------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Consumer                                            $9,303      $9,852
   Commercial                                           9,631       8,759
   Residential mortgage                                 9,861       9,700
   Other                                                3,022       2,863
----------------------------------------------------------------------------
     Total loans                                       31,817      31,174
Assigned assets and other assets                        7,624       7,632
----------------------------------------------------------------------------
   Total assets                                       $39,441     $38,806
----------------------------------------------------------------------------

Deposits
   Noninterest-bearing demand                          $6,409      $6,493
   Interest-bearing demand                              4,759       4,136
   Money market                                         8,972       7,119
   Savings                                              2,447       2,630
   Certificates                                        13,498      15,172
----------------------------------------------------------------------------
     Total net deposits                                36,085      35,550
Other liabilities                                         399         347
Assigned capital                                        2,957       2,909
----------------------------------------------------------------------------
   Total funds                                        $39,441     $38,806
----------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                 22%         21%
Noninterest income to total revenue                        25          27
Efficiency                                                 51          53
============================================================================


PNC Regional Bank provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, leasing, treasury management and capital markets products and services to mid-sized and small businesses primarily within PNC Bank's geographic footprint. PNC Regional Bank utilizes experienced relationship managers and sophisticated information technology to identify consumer preferences for products, services and delivery channels of choice.

Consumers are increasingly demanding the convenience of multiple delivery channels and choice among high value products and services. As consumer preferences have changed, PNC Regional Bank has focused on offering desired products and balancing resources between traditional branches and technologically advanced delivery channels.

PNC Regional Bank contributed 56% of total business earnings for the first six months of 1999 compared with 59% in the first six months of 1998. Earnings of $321 million for the first six months of 1999 increased $25 million or 8% in the period-to-period comparison and the return on assigned capital and efficiency ratios improved due to strategies designed to respond to changing customer preferences while improving the effectiveness and efficiency of the delivery system. Excluding the impact of $56 million of branch gains and $40 million of costs related to consumer delivery initiatives from 1998, earnings increased 12%.

Excluding the impact of the branch gains from 1998, revenue increased 4% to $1.152 billion in the first six months of 1999 compared with the prior-year period. The increase was primarily due to growth in loans, deposits and fee-based services. The provision for credit losses decreased in the period-to-period comparison due to improved credit quality primarily resulting from downsizing the indirect auto loan portfolio.

Excluding the impact of the costs related to consumer delivery initiatives from 1998, noninterest expense increased 1% in the first six months of 1999 compared with the prior-year period. The efficiency ratio improved to 51% for the first six months of 1999 compared with 53% for the prior year due to ongoing efficiency initiatives.

PNC Regional Bank engages in credit and deposit activities that are affected by economic and financial market conditions. Accordingly, changes in the economy could impact asset quality and results of operations.


                                 PNC BANK CORP.
                                      ----
                                       5

PNC ADVISORS
Six months ended June 30 - dollars in millions             1999    1998
--------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                         $67     $59
Noninterest income
   Investment management and trust                          188     153
   Brokerage                                                 73      10
   Other                                                     37       6
--------------------------------------------------------------------------
     Total noninterest income                               298     169
--------------------------------------------------------------------------
   Total revenue                                            365     228
Provision for credit losses                                          (1)
Noninterest expense                                         243     134
--------------------------------------------------------------------------
   Pretax earnings                                          122      95
Income taxes                                                 47      37
--------------------------------------------------------------------------
   Earnings                                                 $75     $58
--------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                                  $1,002    $985
   Consumer                                                 948     926
   Commercial                                               611     588
   Other                                                    318      28
--------------------------------------------------------------------------
     Total loans                                          2,879   2,527
Other assets                                                425     127
--------------------------------------------------------------------------
   Total assets                                          $3,304  $2,654
--------------------------------------------------------------------------

Deposits                                                 $2,365  $2,262
Assigned funds and other liabilities                        386      16
Assigned capital                                            553     376
--------------------------------------------------------------------------
   Total funds                                           $3,304  $2,654
--------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                   27%     31%
Noninterest income to total revenue                          82      74
Efficiency                                                   66      59
==========================================================================


PNC Advisors, the nation's fourth largest manager of trust and high net worth assets, offers personalized investment management, high-end brokerage, personal trust, estate planning and traditional banking services to affluent and wealthy individuals; and investment management, trust and administrative services to pensions, 401(k) plans and charitable organizations.

PNC Advisors strives to be the financial "advisor of choice" in the growing affluent market, providing a full range of high quality, customized and predominantly fee-based investment products and services. Consistent with this objective, in the fourth quarter of 1998, the Corporation acquired Hilliard-Lyons, Inc. ("Hilliard Lyons"), a firm primarily focused on delivering brokerage services and investment advice to affluent clients. PNC Advisors is expanding the Hilliard Lyons brand and organization throughout PNC Bank's footprint, which includes several of the nation's wealthiest metropolitan areas.

PNC Advisors contributed 13% of total business earnings for the first six months of 1999 compared with 12% in the prior-year period. Earnings of $75 million for the first six months of 1999 increased $17 million or 29% compared with the first six months of 1998 driven by strong revenue growth.

Revenue increased $137 million or 60% for the first six months of 1999 compared with the prior-year period. The increase was due to higher brokerage revenue primarily from the acquisition of Hilliard Lyons as well as higher assets under management resulting from market appreciation and new business. The period-to-period increase in noninterest expense and the efficiency ratio was attributable to Hilliard Lyons.

ASSETS UNDER MANAGEMENT*
June 30 - in billions                             1999     1998
----------------------------------------------------------------
Personal investment management and trust           $54      $49
Institutional trust                                 10        6
Hilliard Lyons                                       4
----------------------------------------------------------------
   Total                                           $68      $55
================================================================

* Assets under management do not include brokerage assets administered.

At June 30, 1999, PNC Advisors managed $68 billion of assets, a 24% increase compared with the prior-year period, due to market appreciation, new business and Hilliard Lyons. Brokerage assets administered by PNC Advisors increased $25 billion in the period-to-period comparison to $30 billion at June 30, 1999, primarily due to Hilliard Lyons.

PNC Advisors' revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                      ----
                                       6

Financial Review

BLACKROCK
Six months ended June 30 - dollars in millions      1999      1998
-------------------------------------------------------------------
INCOME STATEMENT
Advisory and administrative fees                   $170       $110
Other income                                         10         21
-------------------------------------------------------------------
    Total revenue                                   180        131
Operating expense                                   124         93
Goodwill amortization                                 5          5
-------------------------------------------------------------------
   Operating income                                  51         33
Interest expense                                      6          7
-------------------------------------------------------------------
   Pretax earnings                                   45         26
Income taxes                                         19         12
-------------------------------------------------------------------
   Earnings                                         $26        $14
-------------------------------------------------------------------

PERIOD-END BALANCE SHEET
Goodwill                                           $199       $209
Other assets                                        204        106
-------------------------------------------------------------------
   Total assets                                    $403       $315
-------------------------------------------------------------------

Borrowings                                         $153       $166
Other liabilities                                   118         67
Shareholders' equity                                132         82
-------------------------------------------------------------------
   Total funds                                     $403       $315
-------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average equity                             44%        37%
Operating margin                                     28         25
Efficiency                                           69         71
===================================================================


BlackRock offers fixed income, domestic and international equity and liquidity investment products and is focused on expanding marketing and delivery channels for a wide range of institutional and retail customers.

During the second quarter of 1999, BlackRock formed a joint venture with Nomura Asset Management Co., Ltd., the largest asset manager in Japan. The joint venture, Nomura BlackRock Asset Management Co., Ltd., serves Japanese institutional and investment trust investors and represents an expansion of BlackRock's international presence.

On May 13, 1999, BlackRock, Inc. filed a registration statement for an initial public offering of its common stock with PNC Bank retaining a majority ownership position. Management anticipates that this offering will assist BlackRock in attracting and retaining the highest quality professionals and support its long-term growth objectives. BlackRock contributed 4% of total business earnings for the first six months of 1999 compared with 3% a year ago. Earnings of $26 million for the first six months of 1999 increased 86% compared with the prior-year period primarily driven by revenue growth related to new business and market appreciation. Advisory and administration fees for the first six months of 1999 increased $60 million or 55% compared with the prior-year period. The increase was primarily due to a 21% increase in assets under management and higher performance fees. The $11 million decrease in other income reflected lower performance fees associated with the planned liquidation of a closed-end fund by the end of the third quarter. The increase in operating expense in the period-to-period comparison supported revenue growth.

At June 30, 1999, BlackRock managed $142 billion of assets for individual and institutional investors, of which 89% were invested in fixed income and liquidity funds that historically have been less volatile than equity funds.


ASSETS UNDER MANAGEMENT
June 30 - in billions                           1999     1998
----------------------------------------------------------------
Fixed income                                     $82      $61
Liquidity                                         44       42
Equity and other                                  16       14
----------------------------------------------------------------
   Total assets under management                $142     $117
----------------------------------------------------------------

Proprietary mutual funds
   BlackRock Funds                               $25      $23
   Provident Institutional Funds                  22       20
----------------------------------------------------------------
     Total proprietary mutual funds              $47      $43
================================================================


BlackRock's proprietary mutual fund family, with approximately $47 billion in assets, provides individual investors with a full range of equity, bond and money market investment products.

BlackRock's revenue is primarily affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                      ----
                                       7

PFPC WORLDWIDE
Six months ended June 30 - dollars in millions    1999        1998
-------------------------------------------------------------------
INCOME STATEMENT
Revenue                                            $111        $91
Operating expense                                    76         62
-------------------------------------------------------------------
   Pretax earnings                                   35         29
Income taxes                                         13         11
-------------------------------------------------------------------
   Earnings                                         $22        $18
-------------------------------------------------------------------
AVERAGE BALANCE SHEET
Total assets                                       $263       $214
-------------------------------------------------------------------

Deposits                                           $140       $107
Other liabilities                                    18         20
Assigned capital                                    105         87
-------------------------------------------------------------------
   Total funds                                     $263       $214
-------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                           42%        42%
Operating margin                                     32         32
Efficiency                                           68         68
===================================================================


PFPC Worldwide ("PFPC"), the Corporation's global fund servicing operation, provides a wide range of accounting, administration, transfer agency, custody, securities lending and integrated banking transaction services to mutual funds, pension and money fund managers, partnerships, brokerage firms, insurance companies and banks. Continued growth of its Dublin, Ireland operation has expanded PFPC's international presence. PFPC will continue to leverage its technology platform, providing customized services for clients and promoting its full service capabilities to the global funds marketplace.

On July 20, 1999, the Corporation announced an agreement to acquire First Data Investor Services Group ("ISG"), the mutual fund servicing subsidiary of First Data Corp., for $1.1 billion in cash. ISG is one of the nation's leading providers of processing services for pooled investment products, a high-growth industry that includes mutual funds and retirement plans. The acquisition will make PFPC one of the nation's leading full-service mutual fund transfer agents, while significantly strengthening PFPC's position as a full-service provider of mutual fund accounting services. The transaction will also add key related businesses, including retirement plan servicing, to PFPC's growing operations. The transaction is expected to close in the fourth quarter of 1999, subject to regulatory approvals and satisfaction of customary closing conditions.

PFPC contributed 4% of total business earnings in the first six months of 1999 and 1998. Earnings of $22 million in the first six months of 1999 increased $4 million or 22% compared with the prior-year period. Revenue of $111 million in the first six months of 1999 increased $20 million or 22% compared with a year ago, driven by new business, existing client growth and market appreciation. Operating expense increased in the period-to-period comparison to support revenue and infrastructure growth associated with business expansion.

At June 30, 1999, PFPC provided custody and accounting/administration services for $349 billion and $244 billion, respectively, of mutual fund and other pooled assets. The comparable amounts were $281 billion and $226 billion, respectively, a year ago.


ASSETS SERVICED
June 30 - in billions                             1999     1998
----------------------------------------------------------------
Custody                                           $349     $281
Accounting/administration                          244      226
================================================================


PFPC's revenue is primarily affected by the number and value of customer accounts serviced and financial market conditions. Revenue may be positively affected by increasing customer account values or improving financial markets. Conversely, declining customer account values or deteriorating financial markets may have an adverse effect on results of operations.


PNC INSTITUTIONAL BANK
Six months ended June 30 - dollars in millions           1999     1998
------------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                                    $89      $79
Noncredit revenue                                         113      102
------------------------------------------------------------------------
   Total revenue                                          202      181
Provision for credit losses                                16
Noninterest expense                                       106       99
------------------------------------------------------------------------
   Pretax earnings                                         80       82
Income taxes                                               27       29
------------------------------------------------------------------------
   Earnings                                               $53      $53
------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Specialized industries                              $4,213   $3,465
   Large corporate                                      3,285    3,003
   Other                                                  440      339
------------------------------------------------------------------------
     Total loans                                        7,938    6,807
Other assets                                            1,684    1,514
------------------------------------------------------------------------
   Total assets                                        $9,622   $8,321
------------------------------------------------------------------------

Net deposits                                           $2,705   $2,503
Assigned funds and other liabilities                    6,243    5,236
Assigned capital                                          674      582
------------------------------------------------------------------------
   Total funds                                         $9,622   $8,321
------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                 16%      18%
Noncredit revenue to total revenue                         56       56
Efficiency                                                 51       54
========================================================================


PNC Institutional Bank provides specialized credit, capital markets and treasury management products and services to corporations, institutions and government entities nationwide.


                                 PNC BANK CORP.
                                      ----
                                       8

Financial Review

The strategic focus for PNC Institutional Bank is to further enhance shareholder value in a business that historically has been capital intensive as a result of credit-related balance sheet activities. PNC Institutional Bank is emphasizing relationships that utilize higher margin noncredit products and services, especially treasury management and capital markets, and is exiting certain businesses and relationships with limited opportunity for satisfactory returns.

Consistent with this strategy, during the first quarter of 1999 PNC Institutional Bank made the decision to exit certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending pbusinesses. The operating results for these activities are excluded from business results in both periods.

PNC Institutional Bank contributed 9% of total business earnings in the first six months of 1999 compared with 10% in the prior-year period. Earnings of $53 million in 1999 were unchanged from the prior-year period as an increase in revenue was offset by a higher provision for credit losses and higher expenses commensurate with revenue growth. The increase in the provision for credit losses reflected loan growth and the comparative impact of no provision in the first half of the prior year.

Total revenue of $202 million for the first six months of 1999 increased $21 million or 12% compared with the first six months of 1998. Credit-related revenue primarily represents net interest income from loans and increased 13% in the period-to-period comparison. This growth was driven by higher loan outstandings to relationships that also utilize or have the potential to utilize noncredit services. Noncredit revenue, which includes noninterest income and the benefit of compensating balances in lieu of fees, increased $11 million or 11% compared with the prior year primarily driven by growth in treasury management.

Treasury management and capital markets products offered through PNC Institutional Bank are sold by several businesses across the Corporation and accordingly related revenue is included in the results of those businesses. Total consolidated revenue from treasury management was $124 million for the first six months of 1999, an 11% increase compared with the first six months of 1998. Total consolidated revenue from capital markets was $51 million for the first six months of 1999, a 26% increase compared with the prior-year period.

PNC Institutional Bank engages in credit and capital markets activities, which are impacted by economic and financial market conditions. Accordingly, changes in the capital markets or the economy could impact asset quality and results of operations.


PNC SECURED FINANCE
Six months ended June 30 - dollars in millions            1999     1998
-------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                        $98      $78
Noninterest income
   Net commercial mortgage banking                          33        8
   Corporate finance                                        13        6
   Other                                                     9       12
-------------------------------------------------------------------------
     Total noninterest income                               55       26
-------------------------------------------------------------------------
   Total revenue                                           153      104
Provision for credit losses                                 (2)      (6)
Noninterest expense                                         73       47
-------------------------------------------------------------------------
   Pretax earnings                                          82       63
Income taxes                                                24       19
-------------------------------------------------------------------------
   Earnings                                                $58      $44
-------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related                     $2,779   $1,981
   Commercial real estate                                1,005    1,199
   Business credit                                       1,625    1,170
   Leasing                                               1,058      801
   Midland                                                 604      309
   Affordable housing                                      141      184
-------------------------------------------------------------------------
     Total loans                                         7,212    5,644
Commercial mortgages held for sale                         116       79
Other assets                                               758      480
-------------------------------------------------------------------------
   Total assets                                         $8,086   $6,203
-------------------------------------------------------------------------

Deposits                                                $1,111   $1,098
Assigned funds and other liabilities                     6,409    4,671
Assigned capital                                           566      434
-------------------------------------------------------------------------
   Total funds                                          $8,086   $6,203
-------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                  21%      20%
Noninterest income to total revenue                         36       25
Efficiency                                                  39       40
=========================================================================


PNC Secured Finance is engaged in commercial real estate finance, including loan origination, securitization and servicing; asset-based financing, including lending, syndication and treasury management services; and equipment lease financing to corporate clients nationwide.


                                 PNC BANK CORP.
                                      ----
                                       9

During the second quarter of 1998, PNC Secured Finance acquired Midland Loan Services, L.P. ("Midland"), one of the nation's largest servicers of commercial mortgages. This acquisition, along with several other investments made by PNC Secured Finance in 1998, reflects its continuing strategy to increase noninterest income and expand nationally. PNC Secured Finance contributed 10% of total business earnings in the first six months of 1999 compared with 9% in the prior-year period. Earnings of $58 million in the first six months of 1999 increased 32% compared with the first six months of 1998.

Net interest income increased $20 million or 26% to $98 million for the first six months of 1999 compared with the prior-year period driven by higher average loans resulting from the strategic expansion of asset-based and equipment lease financing as well as an increase in outstandings to existing customers.

Noninterest income as a percentage of total revenue increased to 36% for the first six months of 1999 compared with 25% in the first six months of 1998, mainly due to $31 million of commercial mortgage banking revenue from Midland.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      1999     1998
----------------------------------------------------------------
January 1                                         $39
Acquisitions/additions                              8      $30
Repayments/transfers                               (6)      (2)
----------------------------------------------------------------
   June 30                                        $41      $28
================================================================


At June 30, 1999, the commercial mortgage servicing portfolio totaled $41 billion.

PNC Secured Finance engages in credit and capital markets activities, which are impacted by economic and financial market conditions. Accordingly, changes in the capital markets or the economy could impact asset quality and results of operations.


PNC MORTGAGE
Six months ended June 30 - dollars in millions         1999     1998
-----------------------------------------------------------------------
INCOME STATEMENT
Net mortgage banking revenue
   Residential mortgage servicing                      $160      $86
   Origination and securitization                       115       80
   Sales of servicing and other                                    7
   MSR amortization                                     (16)     (71)
   Hedging activities                                   (98)      18
-----------------------------------------------------------------------
     Net mortgage banking revenue                       161      120
Net interest income                                      56       39
-----------------------------------------------------------------------
   Total revenue                                        217      159
Operating expense                                       176      135
-----------------------------------------------------------------------
   Pretax earnings                                       41       24
Income taxes                                             17        9
-----------------------------------------------------------------------
   Earnings                                             $24      $15
-----------------------------------------------------------------------

AVERAGE BALANCE SHEET
Residential mortgages held for sale                  $2,721   $2,446
Securities available for sale                         2,806      770
Mortgage servicing rights and other assets            1,523      950
-----------------------------------------------------------------------
   Total assets                                      $7,050   $4,166
-----------------------------------------------------------------------

Escrow deposits                                      $1,238     $879
Assigned funds and other liabilities                  5,354    3,016
Assigned capital                                        458      271
-----------------------------------------------------------------------
   Total funds                                       $7,050   $4,166
-----------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                               11%      11%
Net mortgage banking revenue to total revenue            74       75
Efficiency                                               53       64
=======================================================================


PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label mortgage-backed securities and performs the master servicing of those securities for investors. At June 30, 1999, PNC Mortgage was the nation's twelfth largest servicer and originator of residential mortgages.


                                 PNC BANK CORP.
                                      ----
                                       10

Financial Review

PNC Mortgage contributed 4% of total business earnings in the first six months of 1999 compared with 3% in the first six months of 1998. Earnings of $24 million in the first six months of 1999 increased $9 million or 60% compared with the prior-year period primarily due to higher origination and servicing volumes. Net mortgage banking revenue and operating expense increased accordingly in the comparison as a result of the larger servicing portfolio and higher loan origination volume. The efficiency ratio improved significantly as PNC Mortgage continued to leverage its technology platform and servicing capabilities.

During 1999, PNC Mortgage funded $12 billion of residential mortgages, with 38% consisting of retail originations. The comparable amounts were $8 billion and 45%, respectively, in the first six months of 1998. Production volume in the first six months of 1999 consisted of $5 billion of originated loans and $7 billion of mortgages acquired through correspondent and contractual flow agreements. The corresponding amounts for the first six months of 1998 were $3 billion and $5 billion, respectively. The period-to-period increase reflected the impact of initiatives to expand retail and correspondent origination capabilities.


RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    1999        1998
----------------------------------------------------------------
January 1                                       $62         $41
   Production volume                             12           8
   Acquisitions                                   6           6
   Repayments                                    (9)         (7)
   Sales                                                     (1)
----------------------------------------------------------------
     June 30                                    $71         $47
================================================================


At June 30, 1999, the residential mortgage servicing portfolio totaled $71 billion, including $64 billion of loans serviced for others, and had a weighted-average coupon of 7.50%. In addition, the master servicing portfolio grew 88% in the comparison to $32 billion at June 30, 1999. Capitalized MSR totaled $1.3 billion at June 30, 1999 and had an estimated fair value of $1.5 billion.

Securities available for sale increased $2 billion in the first six months of 1999 compared with the prior-year period and are utilized as part of PNC Mortgage's risk management strategies.

PNC Mortgage securitized $8 billion of loans in the first six months of 1999, a 29% increase from the first six months of 1998.

The value of MSR and related amortization are affected by changes in interest rates. If interest rates decline and the rate of prepayments increases, the underlying servicing fees and related MSR value also would decline. In a period of rising interest rates, a converse relationship would exist. PNC Mortgage seeks to manage this risk by using financial instruments as hedges designed to move in the opposite direction of MSR value changes. Changes in interest rates also can affect the level of mortgage originations that generally decline as interest rates increase and increase as interest rates decline.


                                 PNC BANK CORP.
                                      ----
                                       11

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                                 Average Balances            Interest Income/Expense
                                                  ------------------------------   ---------------------------
Six months ended June 30 - dollars in millions        1999      1998    Change       1999     1998    Change
--------------------------------------------------------------------------------   ---------------------------
Interest-earning assets
   Loans held for sale                              $3,555    $2,657      $898       $123      $94      $29
   Securities available for sale                     8,601     7,552     1,049        238      224       14
   Loans, net of unearned income
     Consumer (excluding credit card)               10,841    11,090      (249)       440      471      (31)
     Credit card                                     1,355     3,899    (2,544)       100      266     (166)
     Residential mortgage                           12,341    12,671      (330)       433      462      (29)
     Commercial                                     23,705    21,550     2,155        900      852       48
     Commercial real estate                          3,397     3,414       (17)       132      145      (13)
     Other                                           2,937     2,095       842        104       72       32
--------------------------------------------------------------------------------   ---------------------------
     Total loans, net of unearned income            54,576    54,719      (143)     2,109    2,268     (159)
   Other                                             1,121     1,015       106         35       32        3
--------------------------------------------------------------------------------   ---------------------------
     Total interest-earning assets/
       interest income                              67,853    65,943     1,910      2,505    2,618     (113)
Noninterest-earning assets                           8,150     6,948     1,202
--------------------------------------------------------------------------------
     Total assets                                  $76,003   $72,891    $3,112
================================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market                       $17,258   $14,249    $3,009        231      209       22
     Savings                                         2,503     2,661      (158)        20       26       (6)
     Other time                                     16,600    17,046      (446)       416      461      (45)
     Deposits in foreign offices                       721       995      (274)        17       28      (11)
--------------------------------------------------------------------------------   ---------------------------
     Total interest-bearing deposits                37,082    34,951     2,131        684      724      (40)
   Borrowed funds                                   21,061    20,922       139        545      613      (68)
--------------------------------------------------------------------------------   ---------------------------
     Total interest-bearing liabilities/
       interest expense                             58,143    55,873     2,270      1,229    1,337     (108)
                                                                                   ---------------------------
Noninterest-bearing liabilities, capital
   securities and shareholders' equity              17,860    17,018       842
--------------------------------------------------------------------------------
     Total liabilities, capital securities
       and shareholders' equity                    $76,003   $72,891    $3,112
================================================================================
Interest rate spread
Impact of noninterest-bearing sources

     Net interest income/margin                                                     $1,276   $1,281     $(5)
===============================================================================================================


NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                              Average Yields/Rates
                                                  ----------------------------
Six months ended June 30 - dollars in millions     1999      1998     Change
------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                              6.88%    7.08%      (20)bp
   Securities available for sale                    5.56     5.94       (38)
   Loans, net of unearned income
     Consumer (excluding credit card)               8.19     8.56       (37)
     Credit card                                   14.90    13.75       115
     Residential mortgage                           7.02     7.29       (27)
     Commercial                                     7.55     7.86       (31)
     Commercial real estate                         7.71     8.46       (75)
     Other                                          7.11     7.00        11
--------------------------------------------------
     Total loans, net of unearned income            7.73     8.29       (56)
   Other                                            6.29     6.32        (3)
--------------------------------------------------
     Total interest-earning assets/
       interest income                              7.38     7.94       (56)
Noninterest-earning assets
--------------------------------------------------
     Total assets
--------------------------------------------------
Interest-bearing liabilities
   Deposits
     Demand and money market                        2.69     2.96       (27)
     Savings                                        1.62     1.99       (37)
     Other time                                     5.05     5.44       (39)
     Deposits in foreign offices                    4.80     5.59       (79)
--------------------------------------------------
     Total interest-bearing deposits                3.72     4.17       (45)
   Borrowed funds                                   5.15     5.83       (68)
--------------------------------------------------
     Total interest-bearing liabilities/
       interest expense                             4.23     4.79       (56)
                                                  -----------------------------
Noninterest-bearing liabilities, capital
   securities and shareholders' equity
--------------------------------------------------
     Total liabilities, capital securities
       and shareholders' equity
--------------------------------------------------
Interest rate spread                                3.15     3.15
Impact of noninterest-bearing sources                .60      .73       (13)
                                                  -----------------------------
     Net interest income/margin                     3.75%    3.88%      (13)bp
===============================================================================



NET INTEREST INCOME Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income was $1.276 billion in the first six months of 1999, a $5 million decrease compared with the first six months of 1998. The net interest margin was 3.75% in the first six months of 1999 compared with 3.88% in the prior-year period. These declines were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding the credit card business, net interest income was $1.211 billion for the first six months of 1999, an increase of $83 million or 7% compared with the first six months of 1998, and the net interest margin was 3.63% in both periods.

Average loans for the first six months of 1999 were relatively consistent with the prior-year period as growth in commercial and other loans substantially offset lower credit card and residential mortgage loans. Loans represented 80% of average earning assets for the first six months of 1999 compared to 83% for the prior-year period. Average loans held for sale increased $0.9 billion in the period-to-period comparison, reflecting the decision in the first quarter of 1999 to exit certain institutional lending businesses. These exited portfolios declined approximately 25% during the second quarter of 1999.

Average securities available for sale increased to $8.6 billion compared with $7.6 billion in the prior-year period and represented 13% of average earning assets in the first six months of 1999 compared with 11% a year ago.

Funding cost is affected by the composition of funding sources as well as related rates paid thereon. Average deposits comprised 60% and 61% of total sources of funds in the first six months of 1999 and 1998, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.


                                 PNC BANK CORP.
                                      ----
                                       12

Financial Review

PROVISION FOR CREDIT LOSSES The provision for credit losses was $103 million in the first six months of 1999 compared with $65 million in the prior-year period. Net charge-offs were $102 million or .38% of average loans for the first six months of 1999 compared with $179 million or .66%, respectively, for the first six months of 1998. The decrease was due to the sale of the credit card business in the first quarter of 1999.

DETAILS OF NONINTEREST INCOME
Six months ended June 30 -
dollars in millions                     1999      1998     Change
-----------------------------------------------------------------
Asset management                        $330      $278      $52
Mutual fund servicing                    104        87       17
Service charges on deposits              101        98        3
Consumer services
   Credit card                            29        58      (29)
   Brokerage                              91        32       59
   Insurance                              36        21       15
   Other                                  79        64       15
-----------------------------------------------------------------
     Total                               235       175       60
Corporate services
   Capital markets                        38        23       15
   Net commercial mortgage banking        33         8       25
   Other                                 (43)       82     (125)
-----------------------------------------------------------------
     Total                                28       113      (85)
Net residential mortgage banking
   Mortgage servicing                    130        69       61
   Origination and securitization        114        92       22
   MSR amortization                      (16)      (71)      55
   Hedging activities                    (98)       18     (116)
-----------------------------------------------------------------
     Total                               130       108       22
Net securities gains                      42        13       29
Other                                    425       203      222
-----------------------------------------------------------------
   Total                              $1,395    $1,075     $320
=================================================================


NONINTEREST INCOME Noninterest income was $1.395 billion for the first six months of 1999, a $320 million increase compared with the first six months of 1998. On a comparable basis, noninterest income increased $187 million or 18%; excluding $331 million of gains on the sale of the credit card business, equity interests in EPS and Concord, and $142 million of valuation adjustments associated with exiting certain institutional lending businesses from 1999, and $56 million of branch gains from 1998. The increase was primarily due to growth in fee-based revenue. Consumer services, mutual fund servicing, mortgage banking and asset management revenues each grew 19% or more compared with the first six months of 1998.

Asset management fees grew 19%, primarily reflecting new business and market appreciation. Assets under management increased to approximately $189 billion at June 30, 1999, compared with $151 billion at June 30, 1998. Mutual fund servicing fees grew 20% compared with the first six months of 1998 due to an increase in assets serviced. At June 30, 1999, PFPC Worldwide provided custody and accounting/administration services for $349 billion and $244 billion of mutual fund and other pooled assets, respectively. The comparable amounts were $281 billion and $226 billion, respectively, a year ago.

Consumer services revenue increased $60 million or 34% compared with the first six months of 1998 primarily due to an increase in brokerage accounts associated with the Hilliard Lyons acquisition. The decrease in corporate services revenue primarily reflected the impact of the valuation adjustments associated with the exited portfolios. Excluding these adjustments, corporate services revenue increased 50% compared with the prior-year period primarily due to strong commercial mortgage banking, capital markets and treasury management fees.

Net residential mortgage banking revenue grew $22 million or 20% compared with the prior-year period primarily due to higher servicing income reflecting the larger servicing portfolio. Residential mortgage production volume, including both retail and correspondent activity, totaled $12 billion compared with $8 billion in the prior-year period. At June 30, 1999, approximately $71 billion of residential mortgages were serviced, including $64 billion serviced for others.

Net securities gains were $42 million in the first six months of 1999, substantially all relating to the gain from the sale of Concord stock.

Other noninterest income increased $222 million in the period-to-period comparison primarily due to the credit card and EPS gains in the first six months of 1999 partially offset by the impact of $56 million of branch gains recorded in the first six months of 1998.

DETAILS OF NONINTEREST EXPENSE
Six months ended June 30 -
dollars in millions                      1999     1998   Change
-----------------------------------------------------------------
Staff expense
   Compensation                          $670     $576     $94
   Employee benefits                      106      112      (6)
-----------------------------------------------------------------
     Total                                776      688      88
Net occupancy and equipment
   Net occupancy                          139      103      36
   Equipment                              139       97      42
-----------------------------------------------------------------
     Total                                278      200      78
Amortization
   Goodwill                                39       31       8
   Other                                   10       22     (12)
-----------------------------------------------------------------
     Total                                 49       53      (4)
Marketing                                  32       64     (32)
Distributions on capital securities        32       27       5
Other                                     423      415       8
-----------------------------------------------------------------
   Total                               $1,590   $1,447    $143
=================================================================


                                 PNC BANK CORP.
                                      ----
                                       13

NONINTEREST EXPENSE Noninterest expense was $1.590 billion for the first six months of 1999 compared with $1.447 billion for the first six months of 1998. On a comparable basis, noninterest expense increased $70 million or 5%; excluding $98 million of costs related to efficiency initiatives (compensation - $22 million, net occupancy - $35 million, equipment - $38 million and other - $3 million) and a $30 million contribution to the PNC Bank Foundation from 1999, and $55 million of costs primarily for consumer delivery initiatives from 1998. The increase was commensurate with revenue growth in fee-based businesses. The efficiency ratio improved to 54.01% compared with 56.65% in the prior year due to a continued focus on improving returns in traditional businesses. Average full-time equivalent employees totaled approximately 26,200 in the first six months of 1999 compared with 25,100 a year ago, an increase of 4% mainly due to acquisitions.


CONSOLIDATED BALANCE SHEET REVIEW


LOANS Loans outstanding decreased $5.6 billion from year-end 1998 to $52.1 billion at June 30, 1999. Credit card loans decreased as a result of the sale of the credit card business in the first quarter of 1999. The decrease in commercial loans was the result of the decision in the first quarter of 1999 to exit certain institutional lending businesses. Total exposure and outstandings for these businesses were $4.8 billion and $1.4 billion, respectively, at June 30, 1999.

DETAILS OF LOANS
                                            June 30   December 31
In millions                                  1999        1998
----------------------------------------------------------------
Consumer (excluding credit card)
   Home equity                               $5,952      $5,731
   Automobile                                 2,038       2,444
   Education                                    707       1,196
   Other                                      1,509       1,609
----------------------------------------------------------------
     Total consumer                          10,206      10,980
Credit card                                               2,958
Residential mortgage                         12,657      12,265
Commercial
   Manufacturing                              4,851       5,336
   Retail/wholesale                           4,882       4,452
   Service providers                          3,123       3,263
   Real estate related                        2,868       3,093
   Communications                             1,397       1,529
   Health care                                  821       1,136
   Financial services                         2,021       2,928
   Other                                      2,768       3,445
----------------------------------------------------------------
     Total commercial                        22,731      25,182
Commercial real estate
   Mortgage                                   1,376       1,398
   Real estate project                        2,092       2,051
----------------------------------------------------------------
     Total commercial real estate             3,468       3,449
Lease financing and other                     3,541       3,370
Unearned income                                (528)       (554)
----------------------------------------------------------------
   Total, net of unearned income            $52,075     $57,650
================================================================


Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS
                                          June 30       December 31
In millions                                1999            1998
--------------------------------------------------------------------
Consumer (excluding credit card)           $3,747         $3,695
Credit card                                               14,794
Residential mortgage                        1,860          2,756
Commercial                                 29,359         32,923
Commercial real estate                      1,102          1,078
Other                                       2,121            652
--------------------------------------------------------------------
   Total                                  $38,189        $55,898
====================================================================


Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. The decrease in commitments to extend credit was the result of the sale of the credit card business and the decision to exit certain institutional lending businesses. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $5.9 billion at June 30, 1999 and December 31, 1998.

Net outstanding letters of credit totaled $4.6 billion and $4.7 billion at June 30, 1999 and December 31, 1998, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES AVAILABLE FOR SALE The securities portfolio increased $1.8 billion from December 31, 1998 to $8.9 billion at June 30, 1999 primarily due to an increase in mortgage-backed securities and U.S. Treasury securities utilized as part of residential mortgage banking risk management strategies. The expected weighted-average life of the securities portfolio increased to 5 years and 7 months at June 30, 1999 compared with 5 years and 3 months at year-end 1998.

DETAILS OF SECURITIES AVAILABLE FOR SALE
                             June 30, 1999         December 31, 1998
                         -----------------------------------------------
                         Amortized        Fair    Amortized      Fair
In millions                 Cost         Value       Cost        Value
-----------------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government agencies     $3,182       $2,946      $2,781     $2,754
   Mortgage-backed           4,320        4,213       2,942      2,936
   Asset-backed                984          970         709        708
   State and municipal         138          139         122        128
   Other debt                   37           35          33         31
Corporate stocks and other     563          553         542        517
-----------------------------------------------------------------------
   Total                    $9,224       $8,856      $7,129     $7,074
=======================================================================


Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in results of operations. Unrealized gains and losses are reflected in other comprehensive income. No

                                 PNC BANK CORP.
                                      ----
                                       14

Financial Review

financial derivatives were designated to securities available for sale at June 30, 1999 or December 31, 1998.

FUNDING SOURCES Total funding sources were $66.1 billion at June 30, 1999, a decrease of $2.3 billion compared with December 31, 1998, primarily resulting from reduced funding related to the credit card business that was sold in the first quarter of 1999. The decrease in the first six months of 1999 was primarily in time deposits, bank notes and senior debt and other borrowed funds, partially offset by an increase in short-term foreign deposits.

DETAILS OF FUNDING SOURCES
                                           June 30   December 31
In millions                                 1999         1998
----------------------------------------------------------------
Deposits
   Demand, savings and money market        $29,344      $29,359
   Time                                     15,740       17,774
   Foreign                                   2,601          363
----------------------------------------------------------------
     Total deposits                         47,685       47,496
Borrowed funds
   Federal funds purchased                     320          390
   Repurchase agreements                     2,038        1,669
   Bank notes and senior debt                8,479       10,384
   Other borrowed funds                      5,597        6,722
   Subordinated debt                         2,030        1,781
----------------------------------------------------------------
     Total borrowed funds                   18,464       20,946
----------------------------------------------------------------
       Total                               $66,149      $68,442
================================================================


CAPITAL The access to and cost of funding new business initiatives including acquisitions, ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At June 30, 1999, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL
                                           June 30   December 31
Dollars in millions                         1999         1998
----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $5,442       $5,729
     Preferred                                313          314
   Trust preferred capital securities         848          848
   Goodwill and other                      (1,321)      (1,381)
   Net unrealized securities losses           241           36
----------------------------------------------------------------
     Tier I risk-based capital              5,523        5,546
   Subordinated debt                        1,740        1,641
   Eligible allowance for credit losses       673          753
----------------------------------------------------------------
     Total risk-based capital              $7,936       $7,940
----------------------------------------------------------------
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $67,689      $71,146
   Average tangible assets                 73,910       76,135
----------------------------------------------------------------
Capital ratios
   Tier I risk-based                         8.16%        7.80%
   Total risk-based                         11.72        11.16
   Leverage                                  7.47         7.28
================================================================


The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In February 1999, the Corporation issued $250 million of 6 1/8% subordinated notes due 2009 that qualify as Tier II risk-based capital.

During the first six months of 1999, PNC Bank repurchased 9.2 million shares of common stock. On February 18, 1999, the Board of Directors authorized the Corporation to purchase up to 15 million shares of common stock through February 29, 2000. Approximately 8.7 million shares remain under this authorization.


RISK MANAGEMENT


In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, liquidity, interest rate and market risk. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

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

NONPERFORMING ASSETS
                                           June 30   December 31
Dollars in millions                         1999         1998
----------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $197         $188
   Residential mortgage                         57           51
   Commercial real estate
     Real estate project                        28           28
     Mortgage                                   14           22
   Consumer                                      4            6
----------------------------------------------------------------
     Total nonaccrual loans                    300          295
Foreclosed and other assets
   Residential mortgage                         12           17
   Commercial real estate                       12           15
   Other                                         9            5
----------------------------------------------------------------
     Total foreclosed and other assets          33           37
----------------------------------------------------------------
     Total nonperforming assets               $333         $332
----------------------------------------------------------------
Nonaccrual loans to total loans                .58%         .51%
Nonperforming assets to total loans,
   loans held for sale and foreclosed
   assets                                      .59          .55
Nonperforming assets to total assets           .44          .43
================================================================


                                 PNC BANK CORP.
                                      ----
                                       15

Nonperforming assets include nonaccrual loans and foreclosed and other assets and totaled $333 million at June 30, 1999, compared with $332 million at December 31, 1998.

CHANGE IN NONPERFORMING ASSETS
In millions                                   1999         1998
----------------------------------------------------------------
January 1                                     $332         $333
Transferred from accrual                       160          133
Returned to performing                          (2)          (2)
Principal reductions                          (103)         (94)
Sales                                          (21)         (28)
Charge-offs and other                          (33)         (19)
----------------------------------------------------------------
    June 30                                   $333         $323
================================================================


The amount of nonperforming loans that were current as to principal and interest was $91 million at June 30, 1999 and $28 million at December 31, 1998. There were no troubled debt restructured loans outstanding as of either period end presented.

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
                                   Amount                 Percent of Loans
                            -------------------------------------------------
                             June 30   December 31      June 30  December 31
Dollars in millions           1999        1998           1999        1998
-----------------------------------------------------------------------------
Consumer (excluding
  credit card)
  Guaranteed education        $ 18        $ 23           2.55%        1.92%
  Other                         22          38            .23          .39
----------------------------------------------------
     Total consumer             40          61            .39          .56
Credit card                                 63                        2.13
Commercial                     112          56            .49          .22
Residential mortgage            42          55            .33          .45
Commercial real estate           7          32            .20          .93
Other                            1           1            .03          .04
----------------------------------------------------
  Total                       $202        $268            .39          .46
-----------------------------------------------------------------------------


ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes allocations to specific problem commercial, commercial real estate and other loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, current regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and current economic conditions.

While PNC Bank's commercial, commercial real estate and consumer pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of risk associated with, but not limited to, potential estimation or judgmental errors. Unallocated reserves provide coverage for such risks. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Senior management's Reserve Adequacy Committee provides oversight for the allowance evaluation process including quarterly evaluations, and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

The increase in the provision for credit losses in the first six months of 1999 and the evaluation of the allowance for credit losses as of June 30, 1999 reflected changes in loan portfolio composition, changes in asset quality, the impact of selling the credit card business and the decision to exit certain institutional lending businesses. The unallocated portion of the allowance for credit losses represented 21% of the total allowance and .27% of total loans at June 30, 1999, compared with 22% and .29%, respectively, at December 31, 1998.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   1999         1998
----------------------------------------------------------------
January 1                                     $753         $972
Charge-offs                                   (134)        (214)
Recoveries                                      32           35
----------------------------------------------------------------
   Net charge-offs                            (102)        (179)
Provision for credit losses                    103           65
Sale of credit card business                   (81)
Acquisitions                                                  1
----------------------------------------------------------------
   June 30                                    $673         $859
================================================================


The allowance as a percent of nonaccrual loans and total loans was 224% and 1.29%, respectively, at June 30, 1999. The comparable year-end 1998 amounts were 255% and 1.31%, respectively.


                                 PNC BANK CORP.
                                      ----
                                       16

Financial Review

CHARGE-OFFS AND RECOVERIES
Six months ended                                                             Percent of
June 30 -                                                      Net            Average
dollars in millions        Charge-offs     Recoveries      Charge-offs         Loans
---------------------------------------------------------------------------------------
1999
Consumer (excluding
   credit card)               $ 34            $ 14            $ 20              .37%
Credit card                     60               2              58             8.63
Residential mortgage             6               1               5              .08
Commercial                      30              13              17              .14
Commercial real estate           1               1
Other                            3               1               2              .14
---------------------------------------------------------------------
   Total                      $134            $ 32            $102              .38
---------------------------------------------------------------------------------------
1998
Consumer (excluding
   credit card)               $ 43            $ 18            $ 25              .45%
Credit card                    147               8             139             7.19
Residential mortgage             5               1               4              .06
Commercial                      13               6               7              .07
Commercial real estate           3               1               2              .12
Other                            3               1               2              .19
---------------------------------------------------------------------
   Total                      $214            $ 35            $179              .66
=======================================================================================


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

Liquidity risk management includes consideration of expected maturities of assets, liabilities and off-balance-sheet positions. Access to a variety of funding markets and customers in the retail and wholesale sectors is vital both to liquidity management and to cost minimization. A large retail customer deposit base is one of the significant strengths of the Corporation's liquidity position. Funding is obtained by raising deposits, issuing liabilities in the capital markets through asset securitizations or sales. The ability to raise funds in the capital markets depends on credit ratings, market conditions, capital considerations, investor demand and other factors.

Liquid assets consist of short-term investments, loans held for sale and securities available for sale. At June 30, 1999, such assets totaled $15 billion, with $7.1 billion pledged as collateral for borrowing, trust and other commitments. Liquidity is also provided by residential mortgages that may be used as collateral for funds obtained through the Federal Home Loan Bank ("FHLB") system. At June 30, 1999, approximately $4.1 billion of residential mortgages were available as collateral for borrowings from the FHLB.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit and through asset securitizations and sales. At June 30, 1999, the Corporation had unused capacity under effective shelf registration statements of approximately $1.0 billion of debt and equity securities and $400 million of trust preferred capital securities. During the first six months of 1999, the Corporation issued $250 million of subordinated debt. In addition, the Corporation has an unused line of credit of $500 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $587 million at June 30, 1999. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders and others. The impact of replacing maturing liabilities is reflected in the income simulation model in the overall asset and liability management process.

INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to minimize its reliance on a particular interest rate scenario as a source of earnings, while maximizing net interest income and net interest margin. To achieve these objectives, the Corporation uses securities purchases and sales, long-term and short-term funding, financial derivatives and other capital markets instruments.

Interest rate risk is centrally managed by Asset and Liability Management. The Corporation actively measures and monitors components of interest rate risk including term structure or repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. Senior management's Corporate Asset and Liability Committee provides strategic direction to Asset and Liability Management and, in doing so, reviews capital markets activities and interest rate risk exposures. The Finance Committee of the Board of Directors


                                 PNC BANK CORP.
                                      ----
                                       17
is responsible for overseeing the Corporation's interest rate risk management process.

The Corporation measures and manages both the short-term and long-term effects of changing interest rates. An income simulation model is used to measure the sensitivity of net interest income to changing interest rates over the next twenty-four month period. An economic value of equity model is used to measure the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At June 30, 1999, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicates that net interest income would decrease by 0.8%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicates that net interest income would increase by 0.9%.

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

The Corporation measures the sensitivity of the value of its on-balance-sheet and off-balance-sheet positions to movements in interest rates using an economic value of equity model. The model computes the value of all current on-balance-sheet and off-balance-sheet positions under a range of instantaneous interest rate changes. The resulting change in the value of equity is the measure of overall long-term interest rate risk inherent in the Corporation's existing on-balance-sheet and off-balance-sheet positions. The Corporation uses the economic value of equity model to complement the net interest income simulation modeling process.

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at June 30, 1999, if interest rates were to instantaneously increase by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 0.9% of assets. If interest rates were to instantaneously decrease by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by 0.4% of assets.

MARKET RISK Most of PNC Bank's trading activities are designed to provide capital markets services for customers of PNC Institutional Bank, PNC Secured Finance, and PNC Advisors. The performance of PNC Bank's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the potential loss due to a two standard deviation, one-day move. The combined period-end value-at-risk of all trading operations was $1 million at June 30, 1999.


                                 PNC BANK CORP.
                                      ----
                                       18

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

During the first six months of 1999, financial derivatives used in interest rate risk management increased net interest income by $32 million compared with a $6 million increase in the prior-year period.

The following table sets forth changes in the notional value of off-balance-sheet financial derivatives used for risk management during the first six months of 1999.


FINANCIAL DERIVATIVES ACTIVITY                                                                                        Weighted-
                                                                                                                       Average
1999 - dollars in millions                        January 1     Additions    Maturities  Terminations    June 30      Maturity
---------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                   $7,163          $750         $(650)        $(250)     $7,013    2 yr.  7 mo.
     Pay fixed                                           13             4            (6)                       11          10 mo.
     Basis swaps                                      2,274                         (67)                    2,207    3 yr.  1 mo.
   Interest rate caps                                   722                        (128)                      594    4 yr.  1 mo.
   Interest rate floors                               1,939         3,000        (1,559)                    3,380    2 yr. 11 mo.
------------------------------------------------------------------------------------------------------------------
       Total interest rate risk management           12,111         3,754        (2,410)         (250)     13,205
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                  1,286        15,705       (15,204)                    1,787           2 mo.
       Commitments to sell loans                      3,248        20,335       (20,554)                    3,029           2 mo.
       Options                                          207           615          (597)                      225           2 mo.
     Interest rate floors - MSR                       4,875         2,800          (525)         (700)      6,450    4 yr.  6 mo.
------------------------------------------------------------------------------------------------------------------
       Total residential                              9,616        39,455       (36,880)         (700)     11,491
   Commercial                                           657           496            (2)         (469)        682    8 yr.  8 mo.
------------------------------------------------------------------------------------------------------------------
       Total mortgage banking activities             10,273        39,951       (36,882)       (1,169)     12,173
Credit-related activities
   Credit default swaps                               4,255                                                 4,255    2 yr.  2 mo.
------------------------------------------------------------------------------------------------------------------
       Total                                        $26,639       $43,705      $(39,292)      $(1,419)    $29,633
=================================================================================================================================


                                 PNC BANK CORP.
                                      ----
                                       19

The following table sets forth by designated assets and liabilities the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve at June 30, 1999.

FINANCIAL DERIVATIVES
                                                                                                 Weighted-Average Interest Rates
                                                                 Notional         Estimated      -------------------------------
June 30, 1999 - dollars in millions                                Value          Fair Value           Paid       Received
--------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                           $5,550               $(3)           5.91%        5.49%
       Basis swaps designated to other earning assets                 263                 2            5.88         6.21
     Interest rate caps designated to loans (2)                       594                10              NM         NM
     Interest rate floors designated to loans (3)                   3,380                                NM         NM
-------------------------------------------------------------------------------------------------
         Total asset rate conversion                                9,787                 9
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                    150                 2            6.27         6.65
         Borrowed funds                                             1,313                 5            6.15         5.97
       Pay fixed designated to borrowed funds                          11                 3            6.86         6.23
       Basis swaps designated to borrowed funds                     1,944                 8            5.91         5.99
-------------------------------------------------------------------------------------------------
         Total liability rate conversion                            3,418                18
-------------------------------------------------------------------------------------------------
           Total interest rate risk management                     13,205                27
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                                1,787                31              NM         NM
       Commitments to sell loans                                    3,029                                NM         NM
       Options                                                        225                 2              NM         NM
     Interest rate floors - MSR (3)                                 6,450                25              NM         NM
-------------------------------------------------------------------------------------------------
         Total residential                                         11,491                58
   Commercial
     Pay fixed interest rate swaps designated to loans                682                42            5.57         6.43
-------------------------------------------------------------------------------------------------
         Total mortgage banking activities                         12,173               100
Credit-related activities
   Credit default swaps                                             4,255                (7)             NM         NM
-------------------------------------------------------------------------------------------------
         Total financial derivatives                              $29,633              $120
================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 31% were based on 1-month LIBOR, 66% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $188 million, $179 million and $223 million require the counterparty to pay the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.19%, 1-month LIBOR over a weighted-average strike of 5.80% and Prime over a weighted-average strike of 8.75%, respectively. At June 30, 1999, 3-month LIBOR was 5.37%, 1-month LIBOR was 5.24% and Prime was 7.75%.
(3) Interest rate floors with notional values of $3.0 billion, $3.3 billion and $3.2 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 4.63% over 3-month LIBOR, the weighted-average strike of 5.01% over 10-year CMT and the weighted-average strike of 4.99% over 10-year CMS, respectively. At June 30, 1999, 3-month LIBOR was 5.37%, 10-year CMT was 5.81% and 10-year CMS was 6.83%.
NM - Not meaningful


OTHER DERIVATIVES To accommodate customer needs, PNC Bank enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes. These positions are recorded at estimated fair value and changes in value are included in results of operations.


OTHER DERIVATIVES
                                          Positive   Negative
                                Notional    Fair       Fair    Net Asset
June 30, 1999 - in millions       Value     Value      Value   (Liability)
---------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                       $14,715      $55        $(69)    $(14)
     Caps/floors
       Sold                        2,412                  (20)     (20)
       Purchased                   2,313       17                   17
   Foreign exchange                2,658       33         (28)       5
   Other                             928        5          (5)
---------------------------------------------------------------------------
   Total customer-related         23,026      110        (122)     (12)
Other                              2,417        1          (2)      (1)
Mortgage banking
    activities                       270       12                   12
---------------------------------------------------------------------------
   Total other derivatives       $25,713     $123       $(124)     $(1)
===========================================================================


                                 PNC BANK CORP.
                                      ----
                                       20

Financial Review


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

As of June 30, 1999, virtually all of the Corporation's MIS-supported mainframe, mid-range and PC client-server systems have been tested and returned to use as year 2000 ready. In addition, virtually all of the Corporation's non-PC related hardware and systems have been tested and determined to be year 2000 ready.

At June 30, 1999, the Corporation had completed its organization-wide assessment of year 2000 issues relating to its identified mission critical embedded chip systems and continues to review and monitor these systems as necessary. No significant problems have been identified to date with respect to these systems.

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

PNC Bank has conducted fully integrated testing to determine whether its mission critical application systems will perform in coordination with one another. The Corporation is also conducting testing with certain mission critical vendors that provide systems-related services. Such testing has not identified any significant problem that would have a material adverse impact on the Corporation.

The estimated total cumulative cost to become year 2000 ready, which is being expensed as incurred, is approximately $30 million. Through June 30, 1999, on a cumulative basis, the Corporation had expensed approximately $23 million related to the year 2000 effort. Expenses incurred for year 2000 readiness efforts are not expected to exceed 2% of technology-related expenses in 1999. No significant outlays have been made to replace existing systems solely for year 2000 reasons. The costs and the timetable in which the Corporation plans to complete its year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party preparedness and other factors. The Corporation can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Contingency plans for year 2000 issues have been and will continue to be developed and the Corporation will continue to review contingency plans during 1999 and modify them when necessary or appropriate. Certain critical service provider and systems contingency plans will be tested during 1999. The Corporation's business continuity plans continue to be reviewed and strengthened to address year 2000 implications.

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


                                 PNC BANK CORP.
                                      ----
                                       21

SECOND QUARTER 1999 VS. SECOND QUARTER 1998

Net income for the second quarter of 1999 totaled $315 million or $1.03 per diluted share. Results included a $16 million net after-tax gain or $.05 per diluted share resulting from the sale of Concord EFS, Inc. stock partially offset by a $30 million pretax contribution to the PNC Bank Foundation. Excluding these items, earnings for the quarter were $299 million or $0.98 per diluted share and, on that basis, return on average common shareholders' equity was 21.21% and return on average assets was 1.60%. Earnings for the second quarter of 1998 were $280 million or $0.90 per diluted share. Return on average common shareholders' equity was 21.42% and return on average assets was 1.53% in the second quarter of 1998.

Taxable-equivalent net interest income was $612 million in the second quarter of 1999, a $25 million decrease compared with the prior-year quarter. The net interest margin was 3.64% for the second quarter of 1999 compared with 3.81% in the second quarter of 1998 and 3.86% in the first quarter of 1999. These declines were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding the credit card business, second quarter 1998 net interest income was $563 million and the net interest margin was 3.59%.

The provision for credit losses was $25 million in the second quarter of 1999 and net charge-offs were $24 million.

Noninterest income increased 17% compared with the second quarter of 1998 to $664 million in the second quarter of 1999 and included a $41 million gain related to the sale of PNC Bank's investment in Concord. Excluding this gain from the current year and $56 million of branch gains recorded in the second quarter of 1998, noninterest income increased $110 million or 21% compared with the prior-year quarter driven by higher fee income. Asset management, mutual fund servicing, consumer services, mortgage banking and corporate services revenues all grew in excess of 13%.

Asset management and mutual fund servicing fees grew 23% and 15%, respectively, compared with the second quarter of 1998 reflecting new business and market appreciation.

Consumer services revenue increased $12 million or 13% compared with the second quarter of 1998 primarily due to an increase in brokerage and other fees associated with the Hilliard Lyons acquisition, partially offset by lower credit card fees.

Corporate services revenue increased 42% compared with the prior-year quarter to $88 million in the second quarter of 1999 primarily due to growth in commercial mortgage, capital markets and treasury management fees.

Net residential mortgage banking revenue grew $14 million or 25% compared with the prior-year quarter primarily due to growth in the servicing portfolio. Residential mortgage originations, including both retail and correspondent activity, totaled $6 billion compared with $5 billion in the prior-year period.

Net securities gains were $42 million in the second quarter of 1999 substantially all relating to the gain from the sale of Concord stock. Other noninterest income decreased $39 million compared with the second quarter of 1998 primarily due to $56 million of gains on sales of branches in the prior-year quarter.

Noninterest expense of $767 million increased 4% compared with the second quarter of 1998 commensurate with revenue growth in fee-based businesses. The efficiency ratio improved to 54.6% compared with 56.3% in the prior year quarter due to a continued focus on improving returns in traditional businesses.

Total assets were $75.6 billion at June 30, 1999. Average earning assets were relatively consistent with the prior-year quarter at $66.9 billion. Average loans decreased $2.8 billion to $52.5 billion, primarily due to the impact of the sale of the credit card business. Loans represented 78% of average earning assets in the second quarter of 1999 compared with 83% a year ago. Average loans held for sale increased to $3.7 billion in the second quarter of 1999 compared with $2.9 billion in the prior-year quarter primarily as a result of the decision in the first quarter of 1999 to exit certain institutional lending businesses. Average securities available for sale increased $2.1 billion to $9.4 billion or 14% of average earning assets. This increase was attributable to securities utilized as part of residential mortgage banking risk management strategies.

Average deposits increased $1.3 billion to $45.5 billion in the second quarter of 1999 representing 61% of total sources of funds. The increase in average deposits was primarily in consumer deposits.

The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .59% at June 30, 1999 compared with .55% at June 30, 1998. Nonperforming assets were $333 million at June 30, 1999 compared with $323 million at June 30, 1998. The allowance for credit losses was $673 million at June 30, 1999, and represented 224% of nonaccrual loans compared with 316% at June 30, 1998. Net charge-offs were $24 million or .18% of average loans in the second quarter of 1999 compared with $89 million or .64% in the second quarter of 1998. The decrease was due to the sale of the credit card business in the first quarter of 1999.


                                 PNC BANK CORP.
                                      ----
                                       22

Consolidated Statement of Income

                                                                       Three months ended June 30   Six months ended June 30
                                                                     --------------------------------------------------------
In millions, except per share data                                         1999          1998         1999          1998
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                     $989        $1,139       $2,101        $2,258
Securities available for sale                                                130           106          236           221
Other                                                                         85            69          157           126
--------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                   1,204         1,314        2,494         2,605
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                     333           363          684           724
Borrowed funds                                                               264           320          545           613
--------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    597           683        1,229         1,337
--------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                       607           631        1,265         1,268
Provision for credit losses                                                   25            35          103            65
--------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                      582           596        1,162         1,203
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                             169           137          330           278
Mutual fund servicing                                                         53            46          104            87
Service charges on deposits                                                   51            50          101            98
Consumer services                                                            105            93          235           175
Corporate services                                                            88            62           28           113
Net residential mortgage banking                                              70            56          130           108
Net securities gains                                                          42                         42            13
Other                                                                         86           125          425           203
--------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                  664           569        1,395         1,075
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                364           334          776           688
Net occupancy and equipment                                                  103           104          278           200
Amortization                                                                  21            29           49            53
Marketing                                                                     17            27           32            64
Distributions on capital securities                                           16            14           32            27
Other                                                                        246           231          423           415
--------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                 767           739        1,590         1,447
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   479           426          967           831
Income taxes                                                                 164           146          327           282
--------------------------------------------------------------------------------------------------------------------------
   Net income                                                               $315          $280         $640          $549
--------------------------------------------------------------------------------------------------------------------------

Net income applicable to common shareholders                                $311          $276         $631          $541

EARNINGS PER COMMON SHARE
Basic                                                                      $1.04          $.92        $2.10         $1.80
Diluted                                                                     1.03           .90         2.08          1.77

CASH DIVIDENDS DECLARED PER COMMON SHARE                                     .41           .39          .82           .78

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                      297.4         300.4        299.9         300.5
Diluted                                                                    300.9         305.7        303.2         305.9
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.
                                      ----
                                       23

Consolidated Balance Sheet

                                                                                                     June 30       December 31
In millions, except par value                                                                          1999            1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                               $2,188           $2,534
Short-term investments                                                                                 1,380            1,014
Loans held for sale                                                                                    4,507            3,226
Securities available for sale                                                                          8,856            7,074
Loans, net of unearned income of $528 and $554                                                        52,075           57,650
   Allowance for credit losses                                                                          (673)            (753)
-------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                          51,402           56,897
Goodwill and other amortizable assets                                                                  2,769            2,548
Other                                                                                                  4,456            3,914
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                      $75,558          $77,207
===============================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                                $9,088           $9,943
   Interest-bearing                                                                                   38,597           37,553
-------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                  47,685           47,496
Borrowed funds
   Federal funds purchased                                                                               320              390
   Repurchase agreements                                                                               2,038            1,669
   Bank notes and senior debt                                                                          8,479           10,384
   Other borrowed funds                                                                                5,597            6,722
   Subordinated debt                                                                                   2,030            1,781
-------------------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                                                                            18,464           20,946
Other                                                                                                  2,806            1,874
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                  68,955           70,316
-------------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                           848              848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                            7                7
Common stock - $5 par value
   Authorized 450 shares
   Issued 353 shares                                                                                   1,764            1,764
Capital surplus                                                                                        1,260            1,250
Retained earnings                                                                                      5,646            5,262
Deferred benefit expense                                                                                 (34)             (36)
Accumulated other comprehensive loss                                                                    (248)             (43)
Common stock held in treasury at cost: 57 and 49 shares                                               (2,640)          (2,161)
-------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                          5,755            6,043
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                                    $75,558          $77,207
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.
                                      ----
                                       24

Consolidated Statement of Cash Flows


Six months ended June 30 - in millions                                                                1999            1998
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                             $640            $549
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                                          103              65
   Depreciation, amortization and accretion                                                             217             211
   Deferred income taxes                                                                                 98              57
   Net securities losses (gains)                                                                         14             (26)
   Net gain on sales of businesses and assets                                                          (353)           (167)
   Valuation adjustments                                                                                142
Change in
   Loans held for sale                                                                                   85            (631)
   Other                                                                                               (543)           (664)
------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                                                   403            (606)
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net change in loans                                                                                     340          (3,339)
Repayment of securities available for sale                                                              750           1,027
Sales
   Securities available for sale                                                                      5,687           5,154
   Loans                                                                                                312           1,403
   Foreclosed assets                                                                                     21              34
Purchases
   Securities available for sale                                                                     (7,676)         (5,171)
   Loans                                                                                               (363)            (79)
Net cash received (paid) for acquisitions/divestitures                                                3,261            (969)
Other                                                                                                   (27)           (219)
------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                                 2,305          (2,159)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                        (855)           (186)
   Interest-bearing deposits                                                                          1,044              22
   Federal funds purchased                                                                              (70)         (2,735)
Sale/issuance
   Repurchase agreements                                                                             71,290          53,796
   Bank notes and senior debt                                                                         1,320           6,409
   Other borrowed funds                                                                              17,040          52,470
   Subordinated debt                                                                                    254             140
   Capital securities                                                                                                   198
   Common stock                                                                                          67              94
Repayment/maturity
   Repurchase agreements                                                                            (70,921)        (52,852)
   Bank notes and senior debt                                                                        (3,226)         (4,447)
   Other borrowed funds                                                                             (18,193)        (51,895)
   Subordinated debt                                                                                     (5)             (2)
Acquisition of treasury stock                                                                          (543)           (212)
Cash dividends paid                                                                                    (256)           (244)
------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                                                (3,054)            556
------------------------------------------------------------------------------------------------------------------------------
(DECREASE) IN CASH AND DUE FROM BANKS                                                                  (346)         (2,209)
     Cash and due from banks at beginning of year                                                     2,534           4,303
------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                        $2,188          $2,094
------------------------------------------------------------------------------------------------------------------------------
CASH PAID FOR
     Interest                                                                                        $1,286          $1,331
     Income taxes                                                                                       108             199
NONCASH ITEMS
     Transfer from loans to loans held for sale                                                       1,489
     Transfers from loans to other assets                                                                20              25
     Conversion of debt to equity                                                                                        55
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                 PNC BANK CORP.
                                      ----
                                       25

Notes to Consolidated Financial Statements


BUSINESS PNC Bank Corp. ("Corporation" or "PNC Bank") is one of the largest diversified financial services companies in the United States operating retail banking, asset management and wholesale businesses that provide financial products and services nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. PNC Bank is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those authorities.

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

MORTGAGE-BACKED SECURITIES RETAINED DURING THE SECURITIZATION PROCESS Effective January 1, 1999, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (an amendment of SFAS No. 65). SFAS No. 134 requires the Corporation to classify all mortgage-backed securities or other interests in the form of a security retained after a securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. Any retained mortgage-backed securities that the Corporation commits to sell before or during the securitization process must be classified as trading securities. Restatement of prior year financial statements was not required. The adoption of SFAS No. 134 did not have a material impact on the Corporation's financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (an amendment of SFAS No. 133), issued in June 1999, defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until fiscal years beginning after June 15, 2000. The Corporation expects to adopt SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001. Management has not yet determined what effect this statement will have on the financial position and results of operations of the Corporation.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was originally required to be adopted in years beginning after June 15, 1999, although early adoption is permitted. This statement requires the Corporation to recognize all financial derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through results of operations. If the derivative is a hedge as defined by the statement, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations based on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

CASH FLOWS During the first six months of 1999, divestiture activity which affected cash flows consisted of $3.1 billion of divested assets and receipt of $3.3 billion in cash and due from banks. Acquisition and divestiture activity for the first six months of 1998 consisted of $670 million of acquired assets, $299 million of divested liabilities, cash payments totaling $998 million and receipt of $29 million in cash and due from banks.


                                 PNC BANK CORP.
                                      ----
                                       26

Notes to Consolidated Financial Statements


SECURITIES AVAILABLE FOR SALE

                                                        June 30, 1999                               December 31, 1998
                                          ---------------------------------------------------------------------------------------
                                                          Unrealized                                   Unrealized
                                          Amortized  -------------------     Fair     Amortized     -----------------      Fair
In millions                                  Cost     Gains      Losses      Value       Cost        Gains     Losses      Value
---------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury and government agencies    $ 3,182    $  2     $  (238)    $ 2,946     $ 2,781      $ 10      $ (37)     $ 2,754
   Mortgage-backed                            4,320       1        (108)      4,213       2,942         5        (11)       2,936
   Asset-backed                                 984                 (14)        970         709         1         (2)         708
   State and municipal                          138       3          (2)        139         122         6                     128
   Other debt                                    37                  (2)         35          33                   (2)          31
---------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                    8,661       6        (364)      8,303       6,587        22        (52)       6,557
   Corporate stocks and other                   563      13         (23)        553         542        10        (35)         517
---------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale    $ 9,224    $ 19     $  (387)    $ 8,856     $ 7,129      $ 32      $ (87)     $ 7,074
=================================================================================================================================


Net securities gains were $42 million in the first six months of 1999, substantially all relating to the gain from the sale of Concord EFS, Inc. ("Concord") stock. Gross securities losses related to residential mortgage banking risk management strategies of $56 million were included in net residential mortgage banking revenue.

During the first six months of 1998, net securities gains totaled $26 million, of which $13 million were included in net residential mortgage banking revenue.


ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

In millions                                          1999            1998
----------------------------------------------------------------------------
Allowance at January 1                               $ 753           $ 972
Charge-offs
   Consumer (excluding credit card)                    (34)            (43)
   Credit card                                         (60)           (147)
   Residential mortgage                                 (6)             (5)
   Commercial                                          (30)            (13)
   Commercial real estate                               (1)             (3)
   Other                                                (3)             (3)
----------------------------------------------------------------------------
     Total charge-offs                                (134)           (214)
Recoveries
   Consumer (excluding credit card)                     14              18
   Credit card                                           2               8
   Residential mortgage                                  1               1
   Commercial                                           13               6
   Commercial real estate                                1               1
   Other                                                 1               1
----------------------------------------------------------------------------
     Total recoveries                                   32              35
----------------------------------------------------------------------------
Net charge-offs
   Consumer (excluding credit card)                    (20)            (25)
   Credit card                                         (58)           (139)
   Residential mortgage                                 (5)             (4)
   Commercial                                          (17)             (7)
   Commercial real estate                                               (2)
   Other                                                (2)             (2)
----------------------------------------------------------------------------
       Total net charge-offs                          (102)           (179)
Provision for credit losses                            103              65
Sale of credit card business                           (81)
Acquisitions                                                             1
----------------------------------------------------------------------------
   Allowance at June 30                              $ 673           $ 859
============================================================================



NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                           June 30   December 31
In millions                                 1999        1998
----------------------------------------------------------------
Nonaccrual loans                             $300       $295
Foreclosed and other assets                    33         37
----------------------------------------------------------------
   Total nonperforming assets                $333       $332
================================================================



                                 PNC BANK CORP.
                                      ----
                                       27

FINANCIAL DERIVATIVES
FAIR VALUE OF FINANCIAL DERIVATIVES The notional and fair values of financial derivatives used for risk management and mortgage banking activities were as follows:

                                        Positive                       Negative
                           Notional       Fair         Notional          Fair
In millions                 Value         Value         Value           Value
--------------------------------------------------------------------------------
JUNE 30, 1999
Interest rate
   Swaps                   $  5,802       $   76       $  3,429       $   (59)
   Caps                         594           10
   Floors                     3,000            3            380            (3)
--------------------------------------------------------------------------------
Total interest rate
   risk management            9,396           89          3,809           (62)
Mortgage banking
   activities                 9,406          102          2,767            (2)
Credit default swaps                                      4,255            (7)
--------------------------------------------------------------------------------
    Total                  $ 18,802       $  191       $ 10,831       $   (71)
================================================================================


DECEMBER 31, 1998
Interest rate
   Swaps                   $  6,915       $  177       $  2,535       $   (10)
   Caps                         722            6
   Floors                     1,500                         439            (9)
--------------------------------------------------------------------------------
Total interest rate
   risk management            9,137          183          2,974           (19)
Mortgage banking
   activities                 9,367           74            906           (10)
Credit default
    swaps                                                 4,255            (2)
--------------------------------------------------------------------------------
    Total                  $ 18,504       $  257       $  8,135       $   (31)
================================================================================


OTHER DERIVATIVES The following schedule sets forth information relating to positions associated with customer-related and other derivatives.

                                         Positive      Negative
                             Notional      Fair          Fair        Net Asset
In millions                   Value        Value         Value      (Liability)
--------------------------------------------------------------------------------
JUNE 30, 1999
Customer-related
   Interest rate
     Swaps                    $14,715     $    55      $   (69)      $   (14)
     Caps/floors
       Sold                     2,412                      (20)          (20)
       Purchased                2,313          17                         17
   Foreign exchange             2,658          33          (28)            5
   Other                          928           5           (5)
--------------------------------------------------------------------------------
     Total customer-
       related                 23,026         110         (122)          (12)
Other                           2,417           1           (2)           (1)
Mortgage banking
   activities                     270          12                         12
--------------------------------------------------------------------------------
     Total                    $25,713     $   123      $  (124)      $    (1)
================================================================================

DECEMBER 31, 1998
Customer-related
   Interest rate
     Swaps                    $11,040     $    69      $   (89)      $   (20)
     Caps/floors
       Sold                     2,844                      (19)          (19)
       Purchased                2,589          20                         20
   Foreign exchange             2,108          33          (27)            6
   Other                          457           7           (8)           (1)
--------------------------------------------------------------------------------
     Total customer-
       related                 19,038         129         (143)          (14)
Other                             709           1                          1
--------------------------------------------------------------------------------
     Total                    $19,747     $   130      $  (143)      $   (13)
================================================================================



                                 PNC BANK CORP.
                                      ----
                                       28

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


Additionally, Other for the first six months of 1999 included gains on the sales of the credit card business and equity interests in EPS and Concord stock; valuation adjustments associated with exiting certain institutional lending businesses, costs related to efficiency initiatives and a contribution to the PNC Bank Foundation.

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

PFPC Worldwide provides a wide range of accounting, administration, transfer agency, custody, securities lending and integrated banking transaction services to mutual funds, pension and money fund managers, partnerships, brokerage firms, insurance companies and banks.

PNC Institutional Bank provides specialized credit, capital markets and treasury management products and services to corporations, institutions and government entities nationwide.

PNC Secured Finance is engaged in commercial real estate finance, including loan origination, securitization and servicing; asset-based financing, including lending, syndication and treasury management services; and equipment lease financing to corporate clients nationwide.

PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label mortgage-backed securities and performs the master servicing of those securities for investors.


                                 PNC BANK CORP.
                                      ----
                                       29

RESULTS OF BUSINESSES

                                    PNC                                                  PNC
Three months ended June 30 -     Regional       PNC                         PFPC    Institutional
in millions                        Bank       Advisors      BlackRock     Worldwide      Bank
---------------------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*             $    434     $     33      $     (2)     $      2      $     60
Noninterest income                    160          150            92            55            41
---------------------------------------------------------------------------------------------------
   Total revenue                      594          183            90            57           101
Provision for credit losses            11           (1)                                       12
Noninterest expense                   306          120            65            40            52
---------------------------------------------------------------------------------------------------
   Pretax earnings                    277           64            25            17            37
Income taxes                          106           25            11             6            12
---------------------------------------------------------------------------------------------------
   Earnings                      $    171     $     39      $     14      $     11      $     25
===================================================================================================
Inter-segment revenue            $      9     $      4      $     20                    $    (13)
===================================================================================================
Average assets **                $ 39,498     $  3,358      $    403      $    258      $  9,606
===================================================================================================

1998
INCOME STATEMENT
Net interest income*             $    425     $     30      $     (3)     $      2      $     53
Noninterest income                    191           89            61            46            41
---------------------------------------------------------------------------------------------------
   Total revenue                      616          119            58            48            94
Provision for credit losses            15           (1)
Noninterest expense                   335           65            47            33            47
---------------------------------------------------------------------------------------------------
   Pretax earnings                    266           55            11            15            47
Income taxes                          105           22             5             6            17
---------------------------------------------------------------------------------------------------
   Earnings                      $    161     $     33      $      6      $      9      $     30
===================================================================================================
Inter-segment revenue            $      5     $      1                                  $     (6)
===================================================================================================
Average assets **                $ 38,812     $  2,653      $    315      $    210      $  8,308
===================================================================================================


                                   PNC
Three months ended June 30 -     Secured         PNC                        Total
in millions                      Finance       Mortgage       Other      Consolidated
-------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*             $     48      $     31      $      6      $    612
Noninterest income                     34            85            47           664
-------------------------------------------------------------------------------------
   Total revenue                       82           116            53         1,276
Provision for credit losses                                         3            25
Noninterest expense                    38            93            53           767
-------------------------------------------------------------------------------------
   Pretax earnings                     44            23            (3)          484
Income taxes                           13            10           (14)          169
-------------------------------------------------------------------------------------
   Earnings                      $     31      $     13      $     11      $    315
=====================================================================================
Inter-segment revenue            $      4      $      9      $    (33)
=====================================================================================
Average assets **                $  7,971      $  7,016      $  6,950      $ 75,060
=====================================================================================

1998
INCOME STATEMENT
Net interest income*             $     37      $     20      $     73      $    637
Noninterest income                     17            65            59           569
-------------------------------------------------------------------------------------
   Total revenue                       54            85           132         1,206
Provision for credit losses            (3)                         24            35
Noninterest expense                    29            71           112           739
-------------------------------------------------------------------------------------
   Pretax earnings                     28            14            (4)          432
Income taxes                            9             5           (17)          152
-------------------------------------------------------------------------------------
   Earnings                      $     19      $      9      $     13      $    280
=====================================================================================
Inter-segment revenue            $      2      $      8      $    (10)
=====================================================================================
Average assets **                $  7,102      $  4,502      $ 11,730      $ 73,632
=====================================================================================


                                    PNC                                                  PNC
Six months ended June 30 -       Regional       PNC                         PFPC    Institutional
in millions                        Bank       Advisors      BlackRock     Worldwide      Bank
---------------------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*             $    866     $     67      $     (6)     $      5      $    118
Noninterest income                    286          298           180           106            84
---------------------------------------------------------------------------------------------------
   Total revenue                    1,152          365           174           111           202
Provision for credit losses            22                                                     16
Noninterest expense                   608          243           129            76           106
---------------------------------------------------------------------------------------------------
   Pretax earnings                    522          122            45            35            80
Income taxes                          201           47            19            13            27
---------------------------------------------------------------------------------------------------
   Earnings                      $    321     $     75      $     26      $     22      $     53
===================================================================================================
Inter-segment revenue            $     17     $      4      $     39                    $    (22)
===================================================================================================
Average assets **                $ 39,441     $  3,304      $    403      $    263      $  9,622
===================================================================================================

1998
INCOME STATEMENT
Net interest income*             $    845     $     59      $     (7)     $      4      $    106
Noninterest income                    314          169           131            87            75
---------------------------------------------------------------------------------------------------
   Total revenue                    1,159          228           124            91           181
Provision for credit losses            30           (1)
Noninterest expense                   640          134            98            62            99
---------------------------------------------------------------------------------------------------
   Pretax earnings                    489           95            26            29            82
Income taxes                          193           37            12            11            29
---------------------------------------------------------------------------------------------------
   Earnings                      $    296     $     58      $     14      $     18      $     53
===================================================================================================
Inter-segment revenue            $      9     $      1      $      1                    $    (12)
===================================================================================================
Average assets **                $ 38,806     $  2,654      $    315      $    214      $  8,321
===================================================================================================


                                   PNC
Six months ended June 30 -       Secured         PNC                        Total
in millions                      Finance       Mortgage       Other      Consolidated
--------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*              $     98      $     56      $     72      $  1,276
Noninterest income                      55           161           225         1,395
--------------------------------------------------------------------------------------
   Total revenue                       153           217           297         2,671
Provision for credit losses             (2)                         67           103
Noninterest expense                     73           176           179         1,590
--------------------------------------------------------------------------------------
   Pretax earnings                      82            41            51           978
Income taxes                            24            17           (10)          338
--------------------------------------------------------------------------------------
   Earnings                       $     58      $     24      $     61      $    640
======================================================================================
Inter-segment revenue             $      6      $     18      $    (62)
======================================================================================
Average assets **                 $  8,086      $  7,050      $  7,834      $ 76,003
======================================================================================

1998
INCOME STATEMENT
Net interest income*              $     78      $     39      $    157      $  1,281
Noninterest income                      26           120           153         1,075
--------------------------------------------------------------------------------------
   Total revenue                       104           159           310         2,356
Provision for credit losses             (6)                         42            65
Noninterest expense                     47           135           232         1,447
--------------------------------------------------------------------------------------
   Pretax earnings                      63            24            36           844
Income taxes                            19             9           (15)          295
--------------------------------------------------------------------------------------
   Earnings                       $     44      $     15      $     51      $    549
======================================================================================
Inter-segment revenue             $      4      $     17      $    (20)
======================================================================================
Average assets **                 $  6,203      $  4,166      $ 12,212      $ 72,891
======================================================================================

* Taxable-equivalent basis
** BlackRock's assets are presented as of period end.


                                 PNC BANK CORP.
                                      ----
                                       30

Notes to Consolidated Financial Statements


EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.

                                                                               Three months ended June 30  Six months ended June 30
                                                                                ----------------------------------------------------
In thousands, except per share data                                                 1999         1998         1999          1998
------------------------------------------------------------------------------------------------------------------------------------

CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                        $315,173     $280,411     $640,413      $549,671
Less: Preferred dividends declared                                                   4,821        4,842        9,648         9,691
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                          $310,352     $275,569     $630,765      $539,980
------------------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding                                   297,427      300,354      299,851       300,460
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                      $1.04         $.92        $2.10         $1.80
====================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                        $315,173     $280,411     $640,413      $549,671
Add: Interest expense on convertible debentures (net of tax)                             4          346            7           872
Less: Dividends declared on nonconvertible preferred stock                           4,538        4,538        9,075         9,075
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                        $310,639     $276,219     $631,345      $541,468
------------------------------------------------------------------------------------------------------------------------------------

Basic weighted-average common shares outstanding                                   297,427      300,354      299,851       300,460
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                      133          149          136           153
     Conversion of preferred stock Series C and D                                    1,077        1,151        1,087         1,163
     Conversion of debentures                                                           24        1,301           24         1,509
     Exercise of stock options                                                       1,866        2,203        1,674         2,204
     Incentive share awards                                                            380          544          380           431
------------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding                                 300,907      305,702      303,152       305,920
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                    $1.03         $.90        $2.08         $1.77
====================================================================================================================================


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


COMPREHENSIVE INCOME
Total comprehensive income was $156 million in the second quarter and $435 million in the first six months of 1999 compared with $296 million and $557 million, respectively, in 1998.



                                 PNC BANK CORP.
                                      ----
                                       31

OTHER FINANCIAL INFORMATION

In connection with the 1995 Midlantic Corporation ("Midlantic") merger, the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc., jointly and severally assumed borrowed funds of Midlantic in the aggregate principal amount of $300 million at June 30, 1999.

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                            June 30    December 31
In millions                                   1999         1998
------------------------------------------------------------------
ASSETS
Cash and due from banks                      $2,180      $2,527
Securities available for sale                 8,428       6,868
Loans, net of unearned income                51,708      57,282
  Allowance for credit losses                  (673)       (753)
------------------------------------------------------------------
  Net loans                                  51,035      56,529
Other assets                                 11,182       9,261
------------------------------------------------------------------
  Total assets                              $72,825     $75,185
------------------------------------------------------------------

LIABILITIES
Deposits                                    $47,801     $47,578
Borrowed funds                               16,847      19,402
Other liabilities                             1,627       1,130
------------------------------------------------------------------
  Total liabilities                          66,275      68,110
Mandatorily redeemable capital
  securities of subsidiary trust                350         350
SHAREHOLDERS' EQUITY                          6,200       6,725
------------------------------------------------------------------
  Total liabilities, capital securities
     and shareholders' equity               $72,825     $75,185
==================================================================



PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Six months ended June 30 - in millions     1999          1998
------------------------------------------------------------------
Interest income                           $2,458        $2,582
Interest expense                           1,170         1,287
------------------------------------------------------------------
  Net interest income                      1,288         1,295
Provision for credit losses                  103            65
------------------------------------------------------------------
  Net interest income less provision
    for credit losses                      1,185         1,230
Noninterest income                           960         1,042
Noninterest expense                        1,307         1,467
------------------------------------------------------------------
Income before income taxes                   838           805
Income taxes                                 304           281
------------------------------------------------------------------
  Net income                                $534          $524
==================================================================


SUBSEQUENT EVENT
On July 20, 1999, the Corporation announced an agreement to acquire First Data Investor Services Group, Inc., the mutual fund servicing subsidiary of First Data Corporation for $1.1 billion in cash. The transaction is expected to close in the fourth quarter of 1999, subject to regulatory approvals and satisfaction of customary closing conditions.




                                 PNC BANK CORP.
                                      ----
                                       32

Statistical Information


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                          Six months ended June 30
                                                          -------------------------------------------------------
                                                                                    1999
                                                          -------------------------------------------------------
Dollars in millions                                                Average                            Average
Taxable-equivalent basis                                          Balances        Interest         Yields/Rates
-----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                            $  3,555        $    123                 6.88%
   Securities available for sale
     U.S. Treasury and government agencies and                       4,720             120                 5.11
       corporations
     Other debt                                                      3,186              98                 6.15
     Other                                                             695              20                 5.83
------------------------------------------------------------------------------------------------
     Total securities available for sale                             8,601             238                 5.56
   Loans, net of unearned income
     Consumer (excluding credit card)                               10,841             440                 8.19
     Credit card                                                     1,355             100                14.90
     Residential mortgage                                           12,341             433                 7.02
     Commercial                                                     23,705             900                 7.55
     Commercial real estate                                          3,397             132                 7.71
     Other                                                           2,937             104                 7.11
------------------------------------------------------------------------------------------------
     Total loans, net of unearned income                            54,576           2,109                 7.73
   Other                                                             1,121              35                 6.29
------------------------------------------------------------------------------------------------
     Total interest-earning assets/interest income                  67,853           2,505                 7.38
Noninterest-earning assets
   Allowance for credit losses                                        (711)
   Cash and due from banks                                           2,052
   Other assets                                                      6,809
-----------------------------------------------------------------------------
     Total assets                                                 $ 76,003
=============================================================================
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                                      $ 17,258             231                 2.69
     Savings                                                         2,503              20                 1.62
     Other time                                                     16,600             416                 5.05
     Deposits in foreign offices                                       721              17                 4.80
------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                              37,082             684                 3.72
   Borrowed funds
     Bank notes and senior debt                                      9,512             242                 5.07
     Federal funds purchased                                         1,445              35                 4.79
     Repurchase agreements                                           2,237              41                 3.60
     Other borrowed funds                                            5,908             153                 5.15
     Subordinated debt                                               1,959              74                 7.54
------------------------------------------------------------------------------------------------
       Total borrowed funds                                         21,061             545                 5.15
------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities/interest expense            58,143           1,229                 4.23
Noninterest-bearing liabilities and shareholders' equity
   Demand and other noninterest-bearing deposits                     8,858
   Accrued expenses and other liabilities                            2,231
   Mandatorily redeemable capital securities
     of subsidiary trusts                                              848
   Shareholders' equity                                              5,923
-----------------------------------------------------------------------------
     Total liabilities, capital securities and
       shareholders' equity                                       $ 76,003
-----------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                                       3.15
   Impact of noninterest-bearing sources                                                                    .60
-----------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                                   $  1,276                 3.75%
=================================================================================================================


                                                                      Six months ended June 30
                                                          -------------------------------------------------
                                                                                1998
                                                          -------------------------------------------------
Dollars in millions                                             Average                         Average
Taxable-equivalent basis                                       Balances        Interest      Yields/Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                         $  2,657        $     94           7.08%
   Securities available for sale
     U.S. Treasury and government agencies and                    5,415             154           5.70
       corporations
     Other debt                                                   1,585              52           6.53
     Other                                                          552              18           6.51
------------------------------------------------------------ ----------------------------
     Total securities available for sale                          7,552             224           5.94
   Loans, net of unearned income
     Consumer (excluding credit card)                            11,090             471           8.56
     Credit card                                                  3,899             266          13.75
     Residential mortgage                                        12,671             462           7.29
     Commercial                                                  21,550             852           7.86
     Commercial real estate                                       3,414             145           8.46
     Other                                                        2,095              72           7.00
------------------------------------------------------------ ----------------------------
     Total loans, net of unearned income                         54,719           2,268           8.29
   Other                                                          1,015              32           6.32
------------------------------------------------------------ ----------------------------
     Total interest-earning assets/interest income               65,943           2,618           7.94
Noninterest-earning assets
   Allowance for credit losses                                     (916)
   Cash and due from banks                                        2,401
   Other assets                                                   5,463
------------------------------------------------------------ -------------
     Total assets                                              $ 72,891
============================================================ =============
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                                   $ 14,249             209           2.96
     Savings                                                      2,661              26           1.99
     Other time                                                  17,046             461           5.44
     Deposits in foreign offices                                    995              28           5.59
------------------------------------------------------------ ----------------------------
       Total interest-bearing deposits                           34,951             724           4.17
   Borrowed funds
     Bank notes and senior debt                                  10,309             295           5.69
     Federal funds purchased                                      2,749              76           5.53
     Repurchase agreements                                        1,643              40           4.81
     Other borrowed funds                                         4,467             134           5.98
     Subordinated debt                                            1,754              68           7.70
------------------------------------------------------------ ----------------------------
       Total borrowed funds                                      20,922             613           5.83
------------------------------------------------------------ ----------------------------
     Total interest-bearing liabilities/interest expense         55,873           1,337           4.79
Noninterest-bearing liabilities and shareholders' equity
   Demand and other noninterest-bearing deposits                  9,448
   Accrued expenses and other liabilities                         1,459
   Mandatorily redeemable capital securities
     of subsidiary trusts                                           674
   Shareholders' equity                                           5,437
------------------------------------------------------------ -------------
     Total liabilities, capital securities and
       shareholders' equity                                    $ 72,891
-----------------------------------------------------------------------------------------------------------
Interest rate spread                                                                              3.15
   Impact of noninterest-bearing sources                                                           .73
-----------------------------------------------------------------------------------------------------------
     Net interest income/margin                                                $  1,281           3.88%
===========================================================================================================

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances of securities available for sale are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).




                                 PNC BANK CORP.
                                      ----
                                       33

--------------------------------------------------------------------------------------------------
             Second Quarter 1999                                 First Quarter 1999
--------------------------------------------------------------------------------------------------
Average                              Average        Average                             Average
Balances        Interest          Yields/Rates      Balances        Interest         Yields/Rates
--------------------------------------------------------------------------------------------------


$  3,727        $     67                  7.07%     $  3,383        $     56                6.68%

   5,187              66                  5.12         4,248              54                5.10
   3,521              55                  6.19         2,848              43                6.11
     729              10                  5.70           659              10                5.98
-----------------------------                    -------------------------------
   9,437             131                  5.56         7,755             107                5.55

  10,729             218                  8.16        10,955             222                8.21
                                                       2,724             100               14.91
  12,496             218                  6.97        12,184             216                7.09
  22,846             438                  7.58        24,574             462                7.52
   3,396              66                  7.66         3,398              65                7.70
   3,012              52                  6.98         2,860              52                7.24
-----------------------------                    -------------------------------
  52,479             992                  7.53        56,695           1,117                7.91
   1,236              19                  6.37         1,005              16                6.19
-----------------------------                    -------------------------------
  66,879           1,209                  7.20        68,838           1,296                7.56

    (678)                                               (744)
   2,038                                               2,066
   6,821                                               6,798
-----------                                      -----------------
$ 75,060                                            $ 76,958
-----------                                      -----------------



$ 17,686             118                  2.66      $ 16,825             113                2.73
   2,472              10                  1.60         2,535              10                1.63
  15,946             197                  4.97        17,262             219                5.12
     682               8                  4.83           759               9                4.78
-----------------------------                    -------------------------------
  36,786             333                  3.63        37,381             351                3.80

   9,214             117                  5.03         9,814             125                5.10
   1,230              15                  4.77         1,663              20                4.81
   2,629              25                  3.62         1,841              16                3.57
   5,441              69                  5.05         6,380              84                5.24
   2,030              38                  7.50         1,886              36                7.58
-----------------------------                    -------------------------------
  20,544             264                  5.08        21,584             281                5.21
-----------------------------                    -------------------------------
  57,330             597                  4.15        58,965             632                4.31

   8,684                                               9,035
   2,325                                               2,135

     848                                                 848
   5,873                                               5,975
-----------                                      -----------------

$ 75,060                                            $ 76,958
--------------------------------------------------------------------------------------------------
                                          3.05                                              3.25
                                           .59                                               .61
--------------------------------------------------------------------------------------------------
                $    612                  3.64%                     $    664                3.86%
==================================================================================================


-------------------------------------------------
             Second Quarter 1998
-------------------------------------------------
   Average                            Average
   Balances       Interest         Yields/Rates
-------------------------------------------------


   $  2,948       $     52                7.02%

      5,252             74                5.62
      1,531             25                6.46
        540              8                6.44
-------------------------------
      7,323            107                5.86

     10,995            235                8.56
      4,048            133               13.17
     12,560            228                7.26
     22,425            445                7.85
      3,206             66                8.22
      2,114             37                7.01
-------------------------------
     55,348          1,144                8.23
      1,069             17                6.18
-------------------------------
     66,688          1,320                7.89

       (885)
      2,020
      5,809
-----------------
   $ 73,632
-----------------



   $ 14,344            106                2.95
      2,675             13                1.98
     16,749            227                5.43
      1,188             17                5.53
-------------------------------
     34,956            363                4.15

     10,643            153                5.68
      3,089             43                5.51
      1,762             21                4.75
      4,524             68                5.97
      1,826             35                7.64
-------------------------------
     21,844            320                5.81
-------------------------------
     56,800            683                4.79

      9,213
      1,445

        698
      5,476
-----------------

   $ 73,632
-------------------------------------------------
                                          3.10
                                           .71
-------------------------------------------------
                  $    637                3.81%
=================================================


                                 PNC BANK CORP.
                                      ----
                                       34

Quarterly Report on Form 10-Q


Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of July 30, 1999, PNC Bank Corp. had 295,337,200 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-Reference                              Page(s)
           -----------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Consolidated Statement of Income for the
             three months and six months ended June
             30, 1999 and 1998                               23
           Consolidated Balance Sheet as of June
             30, 1999 and December 31, 1998                  24
           Consolidated Statement of Cash Flows for
             the six months ended June 30, 1999 and
             1998                                            25
           Notes to Consolidated Financial              26 - 32
             Statements
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      33 - 34
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  2 - 22
Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                          17 - 18
----------------------------------------------------------------


PART II    OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form
10-Q:

 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
            Dividends
 27       Financial Data Schedule
================================================================================
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits may also be obtained without charge by writing to Lynn F. Evans, Director of Financial Reporting, at corporate headquarters or by calling (412) 762-1553 or via e-mail at financial.reporting@pncbank.com.


Since March 31, 1999, the Corporation filed the following Current Reports on Form 8-K:

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

Form 8-K dated as of July 15, 1999, reporting the Corporation's consolidated financial results for the three and six months ended June 30, 1999 and information on the Corporation's businesses for the six months ended June 30, 1999 and 1998, filed pursuant to Item 5.

Form 8-K dated as of July 20, 1999, with respect to the announcement of an agreement to acquire First Data Investor Services Group, Inc., filed pursuant to
Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 16, 1999, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer



                                 PNC BANK CORP.
                                      ----
                                       35

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

FINANCIAL INFORMATION

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC"). Copies of this document and other filings, including Exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies may also be obtained by writing to Lynn F. Evans, Director of Financial Reporting, at corporate headquarters, or by calling (412) 762-1553 or via e-mail at financial.reporting@pncbank.com.

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

                                                             Cash
                                                           Dividends
1999 QUARTER         High          Low         Close       Declared
---------------------------------------------------------------------
First               $59.750       $47.000      $55.563       $.41
Second               60.125        54.375       57.625        .41
---------------------------------------------------------------------
     Total                                                   $.82
=====================================================================

                                                             Cash
                                                           Dividends
1998 QUARTER         High          Low         Close       Declared
---------------- ------------- ------------ ------------ ------------
First               $61.625       $49.500      $59.938       $.39
Second               66.750        53.813       53.875        .39
Third                60.000        41.625       45.000        .39
Fourth               54.625        38.750       54.000        .41
---------------------------------------------------------------------
     Total                                                  $1.58
=====================================================================


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
800-982-7652



                                 PNC BANK CORP.
                                      ----
                                       36