Form 10-Q
period 1999-09-30
PNC BANK CORP
filed 1999-11-15
CIK 713676

                                    PNC BANK

                         Quarterly Report on Form 10-Q
               For the quarterly period ended September 30, 1999


Page 1 represents a portion of the third quarter 1999 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 35.

Consolidated Financial Highlights


                                                        Three months ended September 30   Nine months ended September 30
                                                       -----------------------------------------------------------------
Dollars in millions, except per share data                    1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE
Revenue
   Net interest income (taxable-equivalent basis)            $   599          $   653          $ 1,875          $ 1,934
   Noninterest income                                            651              529            2,046            1,604
   Total revenue                                               1,250            1,182            3,921            3,538
Net income                                                       320              281              960              830
Per common share
   Basic earnings                                               1.07              .92             3.17             2.71
   Diluted earnings                                             1.06              .91             3.14             2.68
   Cash dividends declared                                       .41              .39             1.23             1.17
------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on
   Average common shareholders' equity                         23.07%           20.52%           22.81%           21.00%
   Average assets                                               1.72             1.48             1.71             1.51
Net interest margin                                             3.59             3.81             3.70             3.86
Noninterest income to total revenue                            52.08            44.75            52.18            45.34
Efficiency *                                                   53.34            53.28            53.78            55.50

* Excluding amortization, distributions on capital securities and residential mortgage banking hedging activities

========================================================================================================================


                                                                         September 30      December 31     September 30
Dollars in millions, except per share data                                   1999             1998             1998
------------------------------------------------------------------------------------------------------------------------

PERIOD-END BALANCE SHEET DATA
Assets                                                                        $73,003          $77,207          $76,238
Earning assets                                                                 64,782           69,027           68,638
Loans, net of unearned income                                                  51,398           57,650           56,752
Securities available for sale                                                   8,096            7,074            7,152
Deposits                                                                       45,146           47,496           46,875
Borrowed funds                                                                 18,898           20,946           19,972
Shareholders' equity                                                            5,871            6,043            5,793
Common shareholders' equity                                                     5,558            5,729            5,479
Book value per common share                                                     18.90            18.86            18.21

CAPITAL RATIOS
Leverage                                                                         7.74%            7.28%            7.18%
Common shareholders' equity to total assets                                      7.61             7.42             7.19

ASSET QUALITY RATIOS
Nonperforming assets to total loans, loans held
   for sale and foreclosed assets                                                 .65%             .55%             .54%
Allowance for credit losses to total loans                                       1.31             1.31             1.44
Allowance for credit losses to nonaccrual loans                                214.65           255.25           289.36
Quarterly net charge-offs to average loans                                        .22             1.24              .62

========================================================================================================================


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

OVERVIEW

PNC BANK CORP. The Corporation is one of the largest diversified financial services companies in the United States operating retail banking, asset management and wholesale banking businesses that provide products and services nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

Financial services providers today are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. Traditional loan and deposit activities face particularly challenging competitive pressures as both banks and nonbanks compete for customers with access to a broad array of banking, investment and capital markets products. Recently enacted financial services reform legislation will allow banks and insurance companies to further expand the range of products and services offered to customers.

PNC Bank has responded to these challenges by transitioning to an organization managed as separate businesses with highly focused customer segments. This management structure enables PNC's businesses to operate with an entrepreneurial focus on the valuation dynamics and competitive opportunities unique to their industry segments. This business model also allows the Corporation to enhance consolidated value by leveraging technology, information, branding, marketing, and financial resources across all businesses.

The Corporation has altered its business mix by investing in specialized financial services businesses, including asset management, mutual fund servicing, investment advisory, mortgage banking and corporate services. These businesses are largely fee-based, less capital intensive and provide growth opportunities on a national scale. More meaningful contributions from these businesses, coupled with disciplined management of traditional banking activities, have allowed PNC Bank to significantly improve the composition of its revenue stream.

Pursuant to this strategy, in July 1999, the Corporation announced an agreement to acquire First Data Investor Services Group, Inc. ("ISG"), the mutual fund servicing subsidiary of First Data Corporation, for $1.1 billion in cash. The transaction is expected to close in the fourth quarter of 1999, subject to customary closing conditions. Also, during the first quarter of 1999, the Corporation completed the sale of its credit card business and made the decision to exit certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses.

Additionally, in October, 1999, BlackRock, Inc., PNC Bank's investment management subsidiary, issued 9 million shares of class A common stock at $14.00 per share in an initial public offering. PNC Bank will continue to own approximately 70% of BlackRock's stock and expects to record an after-tax gain of approximately $60 million during the fourth quarter of 1999 as a result of this offering.

SUMMARY FINANCIAL RESULTS Consolidated net income for the first nine months of 1999 was $960 million or $3.14 per diluted share. Results for the first nine months of 1999 included $358 million of pretax gains on the sales of PNC Bank's credit card business, an equity interest in Electronic Payment Services, Inc. ("EPS"), Concord EFS, Inc. ("Concord") stock and twelve branches in western Pennsylvania. The first nine months of 1999 also included $142 million of valuation adjustments associated with exiting certain institutional lending businesses, $98 million of costs related to efficiency initiatives and a $30 million contribution to the PNC Bank Foundation. Excluding these items, earnings for the first nine months of 1999 were $895 million or $2.92 per diluted share, return on average common shareholders' equity was 21.24% and return on average assets was 1.59%. Earnings for the first nine months of 1998 were $830 million or $2.68 per diluted share.

Taxable-equivalent net interest income was $1.875 billion for the first nine months of 1999, a $59 million decrease compared with the first nine months of 1998. The net interest margin was 3.70% for the first nine months of 1999 compared with 3.86% in the prior-year period. These declines were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding the credit card business, net interest income was $1.809 billion for the first nine months of 1999, an increase of $113 million or 7% compared with the first nine months of 1998, and the net interest margin was 3.62% and 3.60% in 1999 and 1998, respectively.

Noninterest income was $2.046 billion for the first nine months of 1999, a $442 million increase compared with the first nine months of 1998. Excluding the gains and valuation adjustments from 1999 and $86 million of branch gains and $30 million of valuation adjustments from 1998, noninterest income increased $282 million or 18% in the period-to-period comparison primarily due to growth in fee-based revenue.


                                 PNC BANK CORP.
                                     ------
                                       2

FINANCIAL REVIEW

The provision for credit losses was $133 million for the first nine months of 1999 compared with $110 million a year ago. Net charge-offs were $131 million or
 .33% of average loans for the first nine months of 1999 compared with $267 million or .65%, respectively, for the first nine months of 1998. The decreases were due to the sale of the credit card business in the first quarter of 1999.

Noninterest expense was $2.314 billion for the first nine months of 1999, an 8% increase compared with the first nine months of 1998. Noninterest expense increased 5% compared with the prior-year period excluding $98 million of costs related to efficiency initiatives and a $30 million contribution to the PNC Bank Foundation in 1999 and $55 million of costs primarily for consumer delivery initiatives in 1998. The increase supported revenue growth in fee-based businesses. The efficiency ratio improved to 53.78% for the first nine months of 1999 compared with 55.50% in the prior year due to a continued focus on improving returns in traditional businesses.

Total assets were $73.0 billion at September 30, 1999, compared with $77.2 billion at December 31, 1998. The decline was primarily due to the sale of the credit card business in the first quarter of 1999. Shareholders' equity totaled $5.9 billion at September 30, 1999, compared with $6.0 billion at December 31, 1998. The leverage ratio was 7.74% and Tier I and total risk-based capital ratios were 8.47% and 11.95%, respectively, at September 30, 1999.

Overall asset quality characteristics remained relatively stable during the first nine months of 1999. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .65% at September 30, 1999 and
 .55% at December 31, 1998. Nonperforming assets were $361 million at September 30, 1999, compared with $332 million at December 31, 1998. The allowance for credit losses was $674 million and represented 215% of nonaccrual loans and 1.31% of period-end loans at September 30, 1999. The comparable ratios were 255% and 1.31%, respectively, at December 31, 1998.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," and "could" or similar expressions. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the inability of the Corporation or others to remediate year 2000 concerns in a timely and adequate fashion; continued pricing pressures on loan and deposit products; increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies; intensified competition; the ability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures; changes in global and domestic economic conditions generally and in primary geographic markets in which the Corporation conducts business; changes in interest rates and financial and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; customers' acceptance of PNC Bank's products and services; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

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


                                 PNC BANK CORP.
                                     ------
                                       3

The following changes were made in the first quarter of 1999 to the presentation of business results: PNC Regional Bank reflects the combination of PNC Regional Community Bank and PNC National Consumer Bank. Branch-based brokerage activities (previously included in PNC Advisors), the middle market customer segment (previously included in PNC Corporate Bank) and regional real estate lending and leasing activities in PNC Bank's geographic footprint (previously included in PNC Secured Finance) were also combined with PNC Regional Bank. Additionally, residential mortgages (previously included in PNC Mortgage) were realigned with PNC Regional Bank. Certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses as well as venture capital activities (previously included in PNC Corporate Bank) are included in Other. PNC Institutional Bank is comprised of the remaining activities that were previously in PNC Corporate Bank. BlackRock reflects legal entity results for BlackRock, Inc. Financial results for 1999 and 1998 are presented consistent with this structure.

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

Total business financial results differ from consolidated financial results primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, venture capital activities, sales of equity interests, minority interests in subsidiaries, eliminations and unassigned items, the impact of which is reflected in Other.

The Corporation is managed as a portfolio of distinct businesses that are positioned to compete as stand-alone companies while enhancing PNC Bank's consolidated value by leveraging technology, information, branding, marketing and financial resources across all businesses. Total business earnings were $885 million for the first nine months of 1999, a 22% increase compared with the prior-year period. The contribution from asset management businesses increased to 21% of total business results while the regional bank and wholesale businesses accounted for 55% and 24% of total business results, respectively.


RESULTS OF BUSINESSES

                                                                                             Return on
                                                 Earnings                Revenue          Assigned Capital       Average Assets *
Nine months ended September 30 -           -----------------------------------------------------------------------------------------
dollars in millions                         1999        1998        1999       1998       1999        1998       1999        1998
------------------------------------------------------------------------------------------------------------------------------------
PNC Regional Bank                          $ 490      $   451      $1,734     $1,746        22%         21%     $39,485     $38,741
Asset Management
  PNC Advisors                               111           87         551        348        27          31        3,299       2,646
  BlackRock                                   42           23         280        210        44          38          443         302
  PFPC Worldwide                              34           29         170        141        42          43          257         229
------------------------------------------------------------------------------------                            --------------------
       Total asset management                187          139       1,001        699        32          34        3,999       3,177
Wholesale
  PNC Institutional Bank                      84           58         313        280        17          13        9,660       8,459
  PNC Secured Finance                         79           52         224        147        19          15        8,038       6,766
  PNC Mortgage                                45           23         327        243        13          10        7,092       4,634
------------------------------------------------------------------------------------                            --------------------
       Total wholesale                       208          133         864        670        16          13       24,790      19,859
------------------------------------------------------------------------------------                            --------------------
   Total businesses                          885          723       3,599      3,115        22          20       68,274      61,777
Other                                         10          107         106        423                              6,974      11,922
------------------------------------------------------------------------------------                            --------------------
                                             895          830       3,705      3,538        21          21       75,248      73,699
Gain on sale of credit card business         125                      193
Gain on sale of equity interest in EPS        63                       97
Gain on sale of Concord stock net of
  PNC Bank Foundation contribution            16                       41
Valuation adjustments                        (92)                    (142)
Costs related to efficiency initiatives      (64)
Gain on sale of branches                      17                       27
------------------------------------------------------------------------------------                            --------------------
   Total consolidated                      $ 960      $   830      $3,921     $3,538        23          21      $75,248     $73,699
====================================================================================================================================

* BlackRock's assets are presented as of period end.


                                 PNC BANK CORP.
                                     ------
                                        4

FINANCIAL REVIEW

PNC REGIONAL BANK
Nine months ended September 30 - dollars in millions    1999              1998
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                  $ 1,305           $ 1,271
Noninterest income                                       429               475
--------------------------------------------------------------------------------
   Total revenue                                       1,734             1,746
Provision for credit losses                               33                41
Noninterest expense                                      908               961
--------------------------------------------------------------------------------
   Pretax earnings                                       793               744
Income taxes                                             303               293
--------------------------------------------------------------------------------
   Earnings                                          $   490           $   451
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Consumer                                          $ 9,072           $ 9,786
   Commercial                                          9,523             8,904
   Residential mortgage                                9,873             9,684
   Other                                               3,047             2,840
--------------------------------------------------------------------------------
     Total loans                                      31,515            31,214
Assigned assets and other assets                       7,970             7,527
--------------------------------------------------------------------------------
   Total assets                                      $39,485           $38,741
--------------------------------------------------------------------------------

Deposits
   Noninterest-bearing demand                        $ 6,310           $ 6,510
   Interest-bearing demand                             4,872             4,168
   Money market                                        8,980             7,235
   Savings                                             2,577             2,613
   Certificates                                       13,412            14,957
--------------------------------------------------------------------------------
     Total net deposits                               36,151            35,483
Other liabilities                                        374               353
Assigned capital                                       2,960             2,905
--------------------------------------------------------------------------------
   Total funds                                       $39,485           $38,741
--------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                22%               21%
Noninterest income to total revenue                       25                27
Efficiency                                                51                53
================================================================================

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

Consumers are increasingly demanding the convenience of multiple delivery channels and choice among products and services. As consumer preferences have changed, PNC Regional Bank has focused on offering desired products and balancing resources between traditional branches and technology-driven alternative delivery channels.

PNC Regional Bank contributed 55% of total business earnings for the first nine months of 1999 compared with 63% in the first nine months of 1998. Earnings increased $39 million or 9% to $490 million for the first nine months of 1999 and the return on assigned capital and efficiency ratios improved due to strategies designed to respond to changing customer preferences while improving the effectiveness and efficiency of the delivery system. These strategies resulted in revenue growth and a reduction in operating costs in the period-to-period comparison. Excluding the impact of $86 million of branch gains and $40 million of costs related to consumer delivery initiatives in 1998, earnings increased 16%.

Excluding the impact of the branch gains in 1998, revenue increased 4% to $1.734 billion for the first nine months of 1999 compared with the prior-year period. The increase was primarily due to growth in deposits and fee-based services. The decrease in the provision for credit losses as well as consumer loans was primarily due to the downsizing of the indirect auto loan portfolio.

Excluding the impact of costs related to consumer delivery initiatives in 1998, noninterest expense decreased 1% for the first nine months of 1999 compared with the prior-year period.

PNC Regional Bank engages in credit and deposit activities that are affected by economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.


                                 PNC BANK CORP.
                                     ------
                                       5

PNC ADVISORS
Nine months ended September 30 - dollars in millions        1999              1998
-----------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                       $   98           $    88
Noninterest income
   Investment management and trust                           292               237
   Brokerage                                                 108                16
   Other                                                      53                 7
-----------------------------------------------------------------------------------
     Total noninterest income                                453               260
-----------------------------------------------------------------------------------
   Total revenue                                             551               348
Provision for credit losses                                    5                (1)
Noninterest expense                                          366               209
-----------------------------------------------------------------------------------
   Pretax earnings                                           180               140
Income taxes                                                  69                53
-----------------------------------------------------------------------------------
   Earnings                                               $  111           $    87
-----------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                                   $  958           $   968
   Consumer                                                  937               932
   Commercial                                                615               595
   Other                                                     357                28
-----------------------------------------------------------------------------------
     Total loans                                           2,867             2,523
Other assets                                                 432               123
-----------------------------------------------------------------------------------
   Total assets                                           $3,299           $ 2,646
-----------------------------------------------------------------------------------

Deposits                                                  $2,223           $ 2,261
Assigned funds and other liabilities                         528                 5
Assigned capital                                             548               380
-----------------------------------------------------------------------------------
   Total funds                                            $3,299           $ 2,646
-----------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                    27%               31%
Noninterest income to total revenue                           82                75
Efficiency                                                    66                60
===================================================================================

PNC Advisors, the nation's fourth largest manager of trust and high net worth assets, offers personalized investment management, high-end brokerage, personal trust, estate planning and traditional banking services to affluent and wealthy individuals, and investment management, trust and administrative services to pensions, 401(k) plans and charitable organizations.

PNC Advisors strives to be the "financial advisor of choice" in the growing affluent market, providing a full range of high quality, customized and predominantly fee-based investment products and services. Consistent with this objective, in the fourth quarter of 1998, the Corporation acquired Hilliard-Lyons, Inc. ("Hilliard Lyons"), a firm primarily focused on delivering brokerage services and investment advice to affluent clients. PNC Advisors is expanding the Hilliard Lyons brand and organization throughout PNC Bank's geographic footprint, which includes several of the nation's wealthiest metropolitan areas.

PNC Advisors contributed 13% of total business earnings for the first nine months of 1999 compared with 12% in the prior-year period. Earnings of $111 million for the first nine months of 1999 increased $24 million or 28% compared with the first nine months of 1998 driven by strong revenue growth.

Revenue increased $203 million or 58% for the first nine months of 1999 compared with the prior-year period. The increase was due to higher brokerage revenue primarily from the Hilliard Lyons acquisition and higher investment management and trust revenue primarily resulting from new business. The period-to-period increase in noninterest expense and the efficiency ratio as well as the lower return on assigned capital was attributable to the Hilliard Lyons acquisition.

ASSETS UNDER MANAGEMENT*
September 30 - in billions                        1999     1998
----------------------------------------------------------------
Personal investment management and trust           $57      $47
Institutional trust                                  9        6
----------------------------------------------------------------
   Total                                           $66      $53
================================================================

* Assets under management do not include brokerage assets administered.

At September 30, 1999, PNC Advisors managed $66 billion of assets, a 25% increase compared with the prior-year period due to new business and the Hilliard Lyons acquisition. Brokerage assets administered by PNC Advisors increased $24 billion in the period-to-period comparison to $29 billion at September 30, 1999, primarily due to the Hilliard Lyons acquisition.

PNC Advisors' revenue is affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                     ------
                                       6

FINANCIAL REVIEW

BLACKROCK
Nine months ended  September 30 - dollars in millions    1999           1998
------------------------------------------------------------------------------
INCOME STATEMENT
Advisory and administrative fees                         $265           $201
Other income                                               15              9
------------------------------------------------------------------------------
    Total revenue                                         280            210
Operating expense                                         192            150
Goodwill amortization                                       7              7
------------------------------------------------------------------------------
   Operating income                                        81             53
Interest expense                                            8              9
------------------------------------------------------------------------------
   Pretax earnings                                         73             44
Income taxes                                               31             21
------------------------------------------------------------------------------
   Earnings                                              $ 42           $ 23
------------------------------------------------------------------------------

PERIOD-END BALANCE SHEET
Goodwill                                                 $197           $206
Other assets                                              246             96
------------------------------------------------------------------------------
   Total assets                                          $443           $302
------------------------------------------------------------------------------

Borrowings                                               $153           $130
Other liabilities                                         142             81
Shareholders' equity                                      148             91
------------------------------------------------------------------------------
   Total funds                                           $443           $302
------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average equity                                   44%            38%
Operating margin                                           29             25
Efficiency                                                 69             71
==============================================================================

BlackRock, one of the largest publicly traded investment management firms in the United States, offers fixed income, domestic and international equity and liquidity investment products and is focused on expanding marketing and delivery channels for a wide range of institutional and retail customers.

In October 1999, BlackRock, Inc. issued 9 million shares of class A common stock at $14.00 per share in an initial public offering with PNC Bank retaining approximately 70% of BlackRock's stock. The proceeds from the offering were used to retire a portion of BlackRock's revolving line of credit with the Corporation. Management anticipates that this offering will assist BlackRock in attracting and retaining the highest quality professionals and support its long-term growth objectives.

BlackRock contributed 5% of total business earnings for the first nine months of 1999 compared with 3% a year ago. Earnings of $42 million for the first nine months of 1999 nearly doubled compared with the prior-year period primarily due to revenue growth resulting from new business. Advisory and administration fees for the first nine months of 1999 increased $64 million or 32% compared with the prior-year period primarily due to a 23% increase in assets under management and higher performance fees. The increase in operating expense in the period-to-period comparison supported revenue growth.

At September 30, 1999, BlackRock managed $148 billion of assets for individual and institutional investors. Approximately 90% were invested in fixed income and liquidity funds that historically have been less volatile than equity funds.

ASSETS UNDER MANAGEMENT
September 30 - in billions                      1999     1998
----------------------------------------------------------------
Fixed income                                     $83      $63
Liquidity                                         50       45
Equity and other                                  15       12
----------------------------------------------------------------
   Total assets under management                $148     $120
----------------------------------------------------------------

Proprietary mutual funds
   BlackRock Funds                               $25      $22
   Provident Institutional Funds                  22       22
----------------------------------------------------------------
     Total proprietary mutual funds              $47      $44
================================================================

BlackRock's proprietary mutual fund family, representing approximately $47 billion of total assets under management, provides individual and institutional investors with a full range of equity, bond and money market investment products.

BlackRock's revenue is affected by the volume of new business, the value of assets managed, investment performance and financial market conditions. Revenue may be positively affected by strong investment performance or improving financial markets. Conversely, declining performance or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                     ------
                                       7

PFPC WORLDWIDE
Nine months ended  September 30 - dollars in millions    1999           1998
-----------------------------------------------------------------------------
INCOME STATEMENT
Revenue                                                  $170           $141
Operating expense                                         116             95
-----------------------------------------------------------------------------
   Pretax earnings                                         54             46
Income taxes                                               20             17
-----------------------------------------------------------------------------
   Earnings                                              $ 34           $ 29
-----------------------------------------------------------------------------
AVERAGE BALANCE SHEET
Total assets                                             $257           $229
-----------------------------------------------------------------------------

Deposits                                                 $130           $119
Other liabilities                                          18             19
Assigned capital                                          109             91
-----------------------------------------------------------------------------
   Total funds                                           $257           $229
-----------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                 42%            43%
Operating margin                                           32             33
Efficiency                                                 67             66
=============================================================================

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

In July 1999, the Corporation announced an agreement to acquire First Data Investor Services Group ("ISG"), the mutual fund servicing subsidiary of First Data Corp., for $1.1 billion in cash. ISG is one of the nation's leading providers of processing services for pooled investment products, a high-growth industry that includes mutual funds and retirement plans. ISG's integration with PFPC is expected to create one of the nation's leading full-service transfer agents, while significantly strengthening PFPC's position as a full-service provider of accounting services. The transaction will also add key related businesses, including retirement plan servicing, to PFPC's growing operations. The transaction is expected to close in the fourth quarter of 1999, subject to customary closing conditions.

PFPC contributed 4% of total business earnings for the first nine months of 1999 and 1998. Earnings increased $5 million or 17% to $34 million for the first nine months of 1999 primarily due to revenue growth. Revenue increased $29 million or 21% to $170 million for the first nine months of 1999 driven by new business, existing client growth and market appreciation. Operating expense increased in the period-to-period comparison to support revenue growth and infrastructure costs associated with business expansion.

At September 30, 1999, PFPC provided custody and accounting/administration services for $353 billion and $246 billion, respectively, of mutual fund and other pooled assets. The comparable amounts were $287 billion and $228 billion, respectively, a year ago. The increase in custody and accounting/administration assets serviced in the period-to-period comparison was 23% and 8%, respectively.

ASSETS SERVICED
September 30 - in billions                        1999     1998
----------------------------------------------------------------
Custody                                           $353     $287
Accounting/administration                          246      228
================================================================

PFPC's revenue is affected by the number and value of customer accounts serviced and financial market conditions. Revenue may be positively affected by increasing customer account values or improving financial markets. Conversely, declining customer account values or deteriorating financial markets may have an adverse effect on results of operations.


                                 PNC BANK CORP.
                                     ------
                                       8

FINANCIAL REVIEW

PNC INSTITUTIONAL BANK
Nine months ended September 30 - dollars in millions      1999             1998
--------------------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                                 $  137           $  126
Noncredit revenue                                         176              154
--------------------------------------------------------------------------------
   Total revenue                                          313              280
Provision for credit losses                                19               42
Noninterest expense                                       166              150
--------------------------------------------------------------------------------
   Pretax earnings                                        128               88
Income taxes                                               44               30
--------------------------------------------------------------------------------
   Earnings                                            $   84           $   58
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Specialized industries                              $4,144           $3,628
   Large corporate                                      3,370            2,988
   Other                                                  464              356
--------------------------------------------------------------------------------
     Total loans                                        7,978            6,972
Other assets                                            1,682            1,487
--------------------------------------------------------------------------------
   Total assets                                        $9,660           $8,459
--------------------------------------------------------------------------------

Net deposits                                           $2,766           $2,503
Assigned funds and other liabilities                    6,218            5,364
Assigned capital                                          676              592
--------------------------------------------------------------------------------
   Total funds                                         $9,660           $8,459
--------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                 17%              13%
Noncredit revenue to total revenue                         56               55
Efficiency                                                 52               53
================================================================================

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


PNC Institutional Bank contributed 9% of total business earnings for the first nine months of 1999 compared with 8% in the prior-year period. Earnings of $84 million for the first nine months of 1999 increased $26 million or 45% compared with the prior-year period due to higher revenue and a lower provision for credit losses.

Total revenue of $313 million for the first nine months of 1999 increased $33 million or 12% compared with the first nine months of 1998. Credit-related revenue primarily represents net interest income from loans and increased 9% in the period-to-period comparison driven by higher loan outstandings. Noncredit revenue, which includes noninterest income and the benefit of compensating balances in lieu of fees, increased $22 million or 14% compared with the prior year primarily driven by growth in treasury management. The higher provision for credit losses in 1998 related to exposure to a single healthcare relationship.

Treasury management and capital markets products offered through PNC Institutional Bank are sold by several businesses across the Corporation and related revenue is included in the results of those businesses. Total consolidated revenue from treasury management was $194 million for the first nine months of 1999, a 13% increase compared with the first nine months of 1998. Total consolidated revenue from capital markets was $75 million for the first nine months of 1999, a 16% increase compared with the prior-year period.

PNC Institutional Bank engages in credit and capital markets activities, which are impacted by economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.


                                 PNC BANK CORP.
                                     ------
                                       9

PNC SECURED FINANCE
Nine months ended September 30 - dollars in millions     1999              1998
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                    $  146           $   120
Noninterest income
   Net commercial mortgage banking                         45                 4
   Corporate finance                                       16                12
   Other                                                   17                11
--------------------------------------------------------------------------------
     Total noninterest income                              78                27
--------------------------------------------------------------------------------
   Total revenue                                          224               147
Provision for credit losses                                 9                (5)
Noninterest expense                                       112                80
--------------------------------------------------------------------------------
   Pretax earnings                                        103                72
Income taxes                                               24                20
--------------------------------------------------------------------------------
   Earnings                                            $   79           $    52
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related                    $2,670           $ 2,203
   Commercial real estate                               1,602             1,443
   Business credit                                      1,667             1,275
   Leasing                                              1,058               809
   Affordable housing                                     152               185
--------------------------------------------------------------------------------
     Total loans                                        7,149             5,915
Commercial mortgages held for sale                        136               238
Other assets                                              753               613
--------------------------------------------------------------------------------
   Total assets                                        $8,038           $ 6,766
--------------------------------------------------------------------------------

Deposits                                               $1,157           $ 1,153
Assigned funds and other liabilities                    6,318             5,139
Assigned capital                                          563               474
--------------------------------------------------------------------------------
   Total funds                                         $8,038           $ 6,766
--------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                 19%               15%
Noninterest income to total revenue                        35                18
Efficiency                                                 41                46
================================================================================

PNC Secured Finance, serving corporate clients nationwide, is engaged in commercial real estate finance, including loan origination, securitization and servicing; asset-based financing, including lending, syndication and treasury management services; and equipment lease financing.

During the second quarter of 1998, PNC Secured Finance acquired Midland Loan Services, L.P. ("Midland"), one of the nation's largest servicers of commercial mortgages. This acquisition, along with several other investments made by PNC Secured Finance in 1998, reflects its continuing strategy to increase noninterest income and expand nationally.

PNC Secured Finance contributed 9% of total business earnings for the first nine months of 1999 compared with 7% in the prior-year period. Earnings increased 52% to $79 million for the first nine months of 1999 driven by higher revenue.

Net interest income increased $26 million or 22% to $146 million for the first nine months of 1999 compared with the prior-year period driven by higher average loans resulting from the strategic expansion of asset-based and equipment lease financing as well as an increase in outstandings to existing customers.

Noninterest income increased $51 million to $78 million for the first nine months of 1999 primarily due to commercial mortgage banking revenue from Midland and the comparative impact of valuation adjustments recorded in 1998.

The increase in the provision for credit losses was primarily due to the comparative impact of net recoveries in 1998.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      1999     1998
----------------------------------------------------------------
January 1                                         $39
Acquisitions/additions                             13      $36
Repayments/transfers                               (9)      (4)
----------------------------------------------------------------
   September 30                                   $43      $32
================================================================

At September 30, 1999, the commercial mortgage servicing portfolio totaled $43 billion compared with $32 billion at September 30, 1998, substantially all of which is serviced for others.

PNC Secured Finance engages in credit and capital markets activities, which are impacted by economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.


                                 PNC BANK CORP.
                                     ------
                                       10

FINANCIAL REVIEW

PNC MORTGAGE
Nine months ended September 30 - dollars in millions      1999               1998
----------------------------------------------------------------------------------
INCOME STATEMENT
Net mortgage banking revenue
   Residential mortgage servicing                      $   252            $   144
   Origination and securitization                          145                124
   Sales of servicing and other                                                 7
   MSR amortization, net of servicing hedge               (147)               (92)
----------------------------------------------------------------------------------
     Net mortgage banking revenue                          250                183
Net interest income                                         77                 60
----------------------------------------------------------------------------------
   Total revenue                                           327                243
Operating expense                                          253                205
----------------------------------------------------------------------------------
   Pretax earnings                                          74                 38
Income taxes                                                29                 15
----------------------------------------------------------------------------------
   Earnings                                            $    45            $    23
----------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Residential mortgages held for sale                    $ 2,720            $ 2,608
Securities available for sale                            2,675                945
Mortgage servicing rights and other assets               1,697              1,081
----------------------------------------------------------------------------------
   Total assets                                        $ 7,092            $ 4,634
----------------------------------------------------------------------------------

Escrow deposits                                        $ 1,192            $   917
Assigned funds and other liabilities                     5,439              3,416
Assigned capital                                           461                301
----------------------------------------------------------------------------------
   Total funds                                         $ 7,092            $ 4,634
----------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                  13%                10%
Net mortgage banking revenue to total revenue               76                 75
Efficiency                                                  53                 61
==================================================================================

PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label mortgage-backed securities and performs the master servicing of those securities for investors. At September 30, 1999, PNC Mortgage was the nation's twelfth largest servicer and fourteenth largest originator of residential mortgages.

PNC Mortgage contributed 5% of total business earnings for the first nine months of 1999 compared with 3% in the first nine months of 1998. Earnings nearly doubled to $45 million for the first nine months of 1999 primarily due to higher servicing volumes. Net mortgage banking revenue and operating expense increased in the comparison as a result of a larger servicing portfolio. The efficiency ratio improved significantly as PNC Mortgage continued to leverage its technology platform and servicing capabilities.

During 1999, PNC Mortgage funded $16 billion of residential mortgages, with 37% consisting of retail originations. The comparable amounts were $15 billion and 36%, respectively, in the first nine months of 1998. Production volume for the first nine months of 1999 consisted of $6 billion of originated loans and $10 billion of mortgages acquired through correspondent and contractual flow agreements. The corresponding amounts for the first nine months of 1998 were $5 billion and $10 billion, respectively.

RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    1999        1998
----------------------------------------------------------------
January 1                                      $ 62        $ 41
   Production volume                             16          15
   Acquisitions                                   7          16
   Repayments                                   (12)        (11)
   Sales                                                     (1)
----------------------------------------------------------------
     September 30                               $73         $60
================================================================

At September 30, 1999, the residential mortgage servicing portfolio totaled $73 billion and had a weighted-average coupon of 7.50%. In addition, the master servicing portfolio grew 77% in the comparison to $34 billion at September 30, 1999. Capitalized residential MSR totaled $1.5 billion at September 30, 1999 and had an estimated fair value of $1.7 billion.

Securities available for sale increased $1.7 billion for the first nine months of 1999 compared with the prior-year period and are utilized as part of PNC Mortgage's risk management strategies.

For the first nine months of 1999 PNC Mortgage securitized $9 billion of loans and was the nation's fourth largest private mortgage conduit.

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


                                 PNC BANK CORP.
                                     ------
                                       11

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                        Average Balances            Interest Income/Expense          Average Yields/Rates
Nine months ended September 30 -        ------------------------------     -------------------------      -------------------------
dollars in millions                         1999       1998     Change       1999      1998   Change       1999      1998    Change
----------------------------------------------------------------------     -------------------------      -------------------------
Interest-earning assets
   Loans held for sale                   $ 3,838    $ 3,059    $   779     $  205    $  162    $  43       7.11%     7.03%      8bp
   Securities available for sale           8,669      7,391      1,278        366       327       39       5.64      5.91     (27)
   Loans, net of unearned income
     Consumer                             10,615     11,073       (458)       647       706      (59)      8.15      8.53     (38)
     Credit card                             899      3,942     (3,043)       100       407     (307)     14.90     13.81     109
     Residential mortgage                 12,378     12,598       (220)       650       687      (37)      6.99      7.26     (27)
     Commercial                           23,343     22,159      1,184      1,344     1,320       24       7.59      7.85     (26)
     Commercial real estate                3,394      3,224        170        198       208      (10)      7.70      8.52     (82)
     Other                                 2,993      2,133        860        159       112       47       7.11      7.01      10
-----------------------------------------------------------------------    --------------------------
     Total loans, net of unearned income  53,622     55,129     (1,507)     3,098     3,440     (342)      7.67      8.29     (62)
   Other                                   1,112      1,042         70         53        50        3       6.29      6.35      (6)
-----------------------------------------------------------------------    --------------------------
     Total interest-earning assets/
       interest income                    67,241     66,621        620      3,722     3,979     (257)      7.35      7.94     (59)
Noninterest-earning assets                 8,007      7,078        929
-----------------------------------------------------------------------
     Total assets                        $75,248    $73,699    $ 1,549
=======================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market             $17,519    $14,430    $ 3,089        358       322       36       2.73      2.99     (26)
     Savings                               2,450      2,644       (194)        30        39       (9)      1.61      1.98     (37)
     Other time                           16,107     16,995       (888)       605       691      (86)      5.02      5.43     (41)
     Deposits in foreign offices             837      1,017       (180)        31        43      (12)      4.96      5.57     (61)
-----------------------------------------------------------------------    --------------------------
     Total interest-bearing deposits      36,913     35,086      1,827      1,024     1,095      (71)      3.71      4.17     (46)
   Borrowed funds                         20,785     21,501       (716)       823       950     (127)      5.23      5.83     (60)
-----------------------------------------------------------------------    --------------------------
     Total interest-bearing
       liabilities/ interest expense      57,698     56,587      1,111      1,847     2,045     (198)      4.25      4.80     (55)
                                                                           --------------------------     -------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                 17,550     17,112        438
-----------------------------------------------------------------------
     Total liabilities, capital
       securities and shareholders'
       equity                            $75,248    $73,699    $ 1,549
=======================================================================
Interest rate spread                                                                                       3.10       3.14    (4)
Impact of noninterest-bearing sources                                                                       .60        .72   (12)
                                                                                                          -------------------------
     Net interest income/margin                                            $1,875    $1,934    $ (59)      3.70%      3.86%  (16)bp
===================================================================================================================================

NET INTEREST INCOME Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income was $1.875 billion for the first nine months of 1999, a $59 million decrease compared with the first nine months of 1998. The net interest margin was 3.70% for the first nine months of 1999 compared with 3.86% in the prior-year period. These declines were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding the credit card business, net interest income was $1.809 billion for the first nine months of 1999, an increase of $113 million or 7% compared with the first nine months of 1998, and the net interest margin was 3.62% and 3.60% in 1999 and 1998, respectively.

Average loans for the first nine months of 1999 were $1.5 billion lower than the prior-year period as growth in commercial and other loans were more than offset by lower credit card and indirect auto loans. Loans represented 80% of average earning assets for the first nine months of 1999 compared with 83% for the prior-year period. Average loans held for sale increased $0.8 billion in the period-to-period comparison, reflecting the decision in the first quarter of 1999 to exit certain institutional lending businesses.

Average securities available for sale increased to $8.7 billion compared with $7.4 billion in the prior-year period and represented 13% of average earning assets for the first nine months of 1999 compared with 11% a year ago. The increase was primarily due to securities purchased as part of PNC Mortgage's risk management strategies.



                                 PNC BANK CORP.
                                     ------
                                       12

FINANCIAL REVIEW

Funding cost is affected by the composition of funding sources as well as related rates paid thereon. Average deposits comprised 61% and 60% of total sources of funds for the first nine months of 1999 and 1998, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates. Average demand and money market deposits increased $3.1 billion or 21% to $17.5 billion for the first nine months of 1999 primarily reflecting a shift from certificates and savings accounts as well as overall deposit growth.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $133 million in the first nine months of 1999 compared with $110 million in the prior-year period. Net charge-offs were $131 million or .33% of average loans for the first nine months of 1999 compared with $267 million or .65%, respectively, for the first nine months of 1998. The decreases were due to the sale of the credit card business in the first quarter of 1999.

DETAILS OF NONINTEREST INCOME
Nine months ended September 30 -
Dollars in millions                              1999              1998          Change
----------------------------------------------------------------------------------------
Asset management                              $   505           $   421           $  84
Mutual fund servicing                             159               134              25
Service charges on deposits                       154               151               3
Consumer services
   Credit card                                     32                93             (61)
   Brokerage                                      138                48              90
   Insurance                                       49                33              16
   Other                                          121                99              22
----------------------------------------------------------------------------------------
     Total                                        340               273              67
Corporate services
   Capital markets                                 60                36              24
   Net commercial mortgage banking                 45                 4              41
   Other                                            7               127            (120)
----------------------------------------------------------------------------------------
     Total                                        112               167             (55)
Net residential mortgage banking
   Mortgage servicing                             207               113              94
   Origination and securitization                 145               134              11
   MSR amortization, net of
     servicing hedge                             (147)              (92)            (55)
----------------------------------------------------------------------------------------
     Total                                        205               155              50
Net securities gains                               44                14              30
Other                                             527               289             238
----------------------------------------------------------------------------------------
   Total                                      $ 2,046           $ 1,604           $ 442
========================================================================================

NONINTEREST INCOME Noninterest income was $2.046 billion for the first nine months of 1999, a 28% increase compared with the first nine months of 1998. Excluding gains and valuation adjustments in both years, noninterest income increased 18% in the period-to-period comparison primarily due to growth in fee-based revenue. Noninterest income for the first nine months of 1999 included $358 million of gains on the sales of PNC Bank's credit card business, an equity interest in EPS, Concord stock and twelve branches in western Pennsylvania.
The first nine months of 1999 also included $142 million of valuation adjustments associated with exiting certain institutional lending businesses. Noninterest income for the first nine months of 1998 included $86 million of branch gains and $30 million of valuation adjustments.

Asset management fees grew 20%, primarily reflecting new business. Assets under management increased to approximately $193 billion at September 30, 1999, compared with $152 billion at September 30, 1998. Mutual fund servicing fees grew 19% compared with the first nine months of 1998 due to new business, existing client growth and market appreciation. At September 30, 1999, PFPC Worldwide provided custody and accounting/administration services for $353 billion and $246 billion, respectively, of mutual fund and other pooled assets. The comparable amounts were $287 billion and $228 billion, respectively, a year ago.

Consumer services revenue increased $67 million or 25% compared with the first nine months of 1998 primarily due to an increase in brokerage accounts associated with the Hilliard Lyons acquisition. The decrease in corporate services revenue primarily reflected the impact of the valuation adjustments in 1999 associated with the exited portfolios. Excluding valuation adjustments in both periods, corporate services revenue increased 29% compared with the prior-year period primarily due to growth in commercial mortgage banking, capital markets and treasury management fees.

Net residential mortgage banking revenue grew $50 million or 32% compared with the prior-year period primarily due to a larger servicing portfolio. Residential mortgage production volume, including both retail and correspondent activity, totaled $16 billion for the first nine months of 1999 compared with $15 billion in the prior-year period. At September 30, 1999, approximately $73 billion of residential mortgages were serviced compared with $60 billion at September 30, 1998.

Net securities gains were $44 million in the first nine months of 1999, primarily relating to the gain from the sale of Concord stock.

Other noninterest income increased $238 million in the period-to-period comparison primarily due to the credit card, EPS and branch gains in the first nine months of 1999, partially offset by the impact of $86 million of branch gains recorded in the first nine months of 1998.


                                 PNC BANK CORP.
                                     ------
                                       13

DETAILS OF NONINTEREST EXPENSE
Nine months ended September 30 -
dollars in millions                            1999            1998         Change
-----------------------------------------------------------------------------------
Staff expense
   Compensation                              $  987          $  867          $ 120
   Employee benefits                            151             156             (5)
-----------------------------------------------------------------------------------
     Total                                    1,138           1,023            115
Net occupancy and equipment
   Net occupancy                                191             152             39
   Equipment                                    190             149             41
-----------------------------------------------------------------------------------
     Total                                      381             301             80
Amortization
   Goodwill                                      58              49              9
   Other                                         12              32            (20)
-----------------------------------------------------------------------------------
     Total                                       70              81            (11)
Marketing                                        50              78            (28)
Distributions on capital securities              48              43              5
Other                                           627             617             10
-----------------------------------------------------------------------------------
   Total                                     $2,314          $2,143          $ 171
===================================================================================

NONINTEREST EXPENSE Noninterest expense was $2.314 billion for the first nine months of 1999, an 8% increase compared with the first nine months of 1998. On a comparable basis, noninterest expense increased 5%, excluding costs related to efficiency initiatives in both years and a contribution to the PNC Bank Foundation in 1999. The increase was commensurate with revenue growth in fee-based businesses. The efficiency ratio improved to 53.78% compared with 55.50% in the prior year due to a continued focus on improving returns in traditional businesses. Average full-time equivalent employees totaled approximately 25,700 in the first nine months of 1999 compared with 25,300 a year ago, an increase of 2% mainly due to acquisitions.

CONSOLIDATED BALANCE SHEET REVIEW

LOANS Loans outstanding decreased $6.3 billion from year-end 1998 to $51.4 billion at September 30, 1999 primarily due to the impact of strategies designed to downsize certain portfolios. During 1999, the Corporation sold the credit card business, exited certain institutional lending businesses, decided to sell education loans in repayment and downsize the indirect auto portfolio. Total exposure and outstandings related to the exited institutional lending businesses were $4.2 billion and $1.2 billion, respectively, at September 30, 1999. Total outstandings in exited portfolios decreased approximately 40% since March 31, 1999.

DETAILS OF LOANS
                                                 September 30        December 31
In millions                                              1999               1998
---------------------------------------------------------------------------------
Consumer
   Home equity                                       $  6,001           $  5,731
   Automobile                                           1,864              2,444
   Education                                              144              1,196
   Other                                                1,513              1,609
---------------------------------------------------------------------------------
     Total consumer                                     9,522             10,980
Credit card                                                                2,958
Residential mortgage                                   12,567             12,265
Commercial
   Manufacturing                                        4,911              5,336
   Retail/wholesale                                     4,170              4,452
   Service providers                                    3,147              3,263
   Real estate related                                  2,915              3,093
   Communications                                       1,431              1,529
   Health care                                            792              1,136
   Financial services                                   2,011              2,928
   Other                                                3,282              3,445
---------------------------------------------------------------------------------
     Total commercial                                  22,659             25,182
Commercial real estate
   Mortgage                                             1,361              1,398
   Real estate project                                  2,008              2,051
---------------------------------------------------------------------------------
     Total commercial real estate                       3,369              3,449
Lease financing and other                               3,882              3,370
Unearned income                                          (601)              (554)
---------------------------------------------------------------------------------
   Total, net of unearned income                     $ 51,398           $ 57,650
=================================================================================


Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS
                                                 September 30        December 31
In millions                                              1999               1998
---------------------------------------------------------------------------------
Consumer                                             $  4,687           $  3,695
Credit card                                                               14,794
Residential mortgage                                    1,903              2,756
Commercial                                             30,291             32,923
Commercial real estate                                    929              1,078
Other                                                   1,913                652
---------------------------------------------------------------------------------
   Total                                             $ 39,723           $ 55,898
=================================================================================

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. The decrease in commitments to extend credit was the result of the sale of the credit card business and the decision to exit certain institutional lending businesses. Commercial commitments are reported net of participations, assignments and syndications totaling $6.1 billion at September 30, 1999 and $5.9 billion at December 31, 1998.

Net outstanding letters of credit totaled $4.4 billion and $4.7 billion at September 30, 1999 and December 31, 1998, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers when certain specified future events occur.


                                 PNC BANK CORP.
                                     ------
                                       14

FINANCIAL REVIEW

SECURITIES AVAILABLE FOR SALE The securities portfolio increased $1.0 billion from December 31, 1998 to $8.1 billion at September 30, 1999 primarily due to securities purchased as part of PNC Mortgage's risk management strategies. The expected weighted-average life of the securities portfolio increased to 5 years and 7 months at September 30, 1999 compared with 5 years and 3 months at year-end 1998.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                                  September 30, 1999          December 31, 1998
                               ---------------------------------------------------
                               Amortized          Fair     Amortized          Fair
In millions                         Cost         Value          Cost         Value
----------------------------------------------------------------------------------
Debt securities
   U.S. Treasury and
    government agencies           $2,199        $2,023        $2,781        $2,754
   Mortgage-backed                 4,133         4,004         2,942         2,936
   Asset-backed                    1,192         1,176           709           708
   State and municipal               143           142           122           128
   Other debt                         37            35            33            31
Corporate stocks and other           741           716           542           517
----------------------------------------------------------------------------------
   Total                          $8,445        $8,096        $7,129        $7,074
==================================================================================

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in results of operations. Unrealized gains and losses are reflected in accumulated other comprehensive loss.

The notional value of financial derivatives designated to securities available for sale was $222 million at September 30, 1999. The negative fair value of such derivatives was $200 thousand at September 30, 1999. There were no derivatives designated to securities available for sale at December 31, 1998.

FUNDING SOURCES Total funding sources were $64.0 billion at September 30, 1999, a decrease of $4.4 billion compared with December 31, 1998, primarily resulting from reduced funding related to the credit card business that was sold in the first quarter of 1999. The decrease in the first nine months of 1999 was primarily in time deposits and bank notes and senior debt partially offset by an increase in foreign deposits. Through September 30, 1999, the Corporation issued $250 million of 6 1/8% subordinated notes, $300 million of 6.95% notes and $300 million of 7.00% notes. In October 1999, the Corporation issued $400 million of 7.50% subordinated notes.

DETAILS OF FUNDING SOURCES

                                            September 30       December 31
In millions                                         1999              1998
---------------------------------------------------------------------------
Deposits
   Demand, savings and money market             $ 28,823          $ 29,359
   Time                                           14,601            17,774
   Foreign                                         1,722               363
---------------------------------------------------------------------------
     Total deposits                               45,146            47,496
Borrowed funds
   Federal funds purchased                           472               390
   Repurchase agreements                             857             1,669
   Bank notes and senior debt                      7,975            10,384
   Other borrowed funds                            7,563             6,722
   Subordinated debt                               2,031             1,781
---------------------------------------------------------------------------
     Total borrowed funds                         18,898            20,946
---------------------------------------------------------------------------
       Total                                    $ 64,044          $ 68,442
===========================================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At September 30, 1999, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

                                            September 30       December 31
Dollars in millions                                 1999              1998
---------------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                     $  5,558          $  5,729
     Preferred                                       313               314
   Trust preferred capital securities                848               848
   Goodwill and other                             (1,305)           (1,381)
   Net unrealized securities losses                  228                36
---------------------------------------------------------------------------
     Tier I risk-based capital                     5,642             5,546
   Subordinated debt                               1,641             1,641
   Eligible allowance for credit losses              674               753
---------------------------------------------------------------------------
     Total risk-based capital                   $  7,957          $  7,940
===========================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments              $ 66,580          $ 71,146
   Average tangible assets                        72,929            76,135
===========================================================================
Capital ratios
   Tier I risk-based                                8.47%             7.80%
   Total risk-based                                11.95             11.16
   Leverage                                         7.74              7.28
===========================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

The $250 million of 6 1/8% subordinated notes and $400 million of 7.50% subordinated notes both qualify as Tier II risk-based capital.

During the first nine months of 1999, PNC Bank repurchased 11.1 million shares of common stock. On February 18, 1999, the Board of Directors authorized the Corporation to purchase up to 15 million shares of common stock through February 29, 2000. Approximately 7.8 million shares remain under this authorization.




                                 PNC BANK CORP.
                                     ------
                                       15

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, liquidity, interest rate and market risk. To manage these risks, PNC Bank has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility that a borrower or counter party may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through, among others, diversification, limiting exposure to any single industry or customer, requiring collateral or selling participations to third parties and purchasing credit-related derivatives.

NONPERFORMING ASSETS
                                          September 30      December 31
Dollars in millions                               1999             1998
------------------------------------------------------------------------
Nonaccrual loans
   Commercial                                     $222             $188
   Residential mortgage                             57               51
   Commercial real estate
     Real estate project                            20               28
     Mortgage                                       12               22
   Consumer                                          3                6
------------------------------------------------------------------------
     Total nonaccrual loans                        314              295
Foreclosed and other assets
   Residential mortgage                             14               17
   Commercial real estate                           10               15
   Other                                            23                5
------------------------------------------------------------------------
     Total foreclosed and other assets              47               37
------------------------------------------------------------------------
     Total nonperforming assets                   $361             $332
========================================================================
Nonaccrual loans to total loans                    .61%             .51%
Nonperforming assets to total loans,
   loans held for sale and foreclosed
   assets                                          .65              .55
Nonperforming assets to total assets               .49              .43
========================================================================

The amount of nonperforming loans that were current as to principal and interest was $37 million at September 30, 1999 and $28 million at December 31, 1998. There were no troubled debt restructured loans outstanding as of either period end.

CHANGE IN NONPERFORMING ASSETS
In millions                                   1999         1998
----------------------------------------------------------------
January 1                                    $ 332        $ 333
Transferred from accrual                       307          216
Returned to performing                          (4)         (11)
Principal reductions                          (184)        (139)
Sales                                          (33)         (40)
Charge-offs and other                          (57)         (30)
----------------------------------------------------------------
    September 30                             $ 361        $ 329
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                         Amount                                 Percent of Loans
                             ---------------------------------------------------------------------------
                             September 30        December 31           September 30         December 31
Dollars in millions                  1999               1998                   1999                1998
--------------------------------------------------------------------------------------------------------
Consumer
  Education                                             $ 23                                       1.92%
  Other                              $ 24                 38                    .26%                .39
------------------------------------------------------------
     Total consumer                    24                 61                    .25                 .56
Credit card                                               63                                       2.13
Commercial                             65                 56                    .29                 .22
Residential mortgage                   47                 55                    .37                 .45
Commercial real estate                 24                 32                    .71                 .93
Other                                   4                  1                    .12                 .04
------------------------------------------------------------
  Total                              $164               $268                    .32                 .46
========================================================================================================

At September 30, 1999, education loans in repayment were reclassified to loans held for sale.

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes allocations to specific problem commercial, commercial real estate and other loans based on discounted cash flow analyses or collateral valuations for impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and management's judgment concerning those trends and other relevant factors. Those factors may include, among others, actual versus estimated losses, current regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and current economic conditions.

While PNC Bank's commercial, commercial real estate and consumer pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of risk associated with, but not limited to, potential estimation or judgmental errors. Unallocated reserves are designed to provide coverage for such risks. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Senior management's Reserve Adequacy Committee provides oversight for the allowance evaluation process including quarterly evaluations, and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.


                                 PNC BANK CORP.
                                     ------
                                       16

Financial Review

The increase in the provision for credit losses in the first nine months of 1999 and the evaluation of the allowance for credit losses as of September 30, 1999 reflected changes in loan portfolio composition, changes in asset quality, the impact of selling the credit card business and the decision to exit certain institutional lending businesses. The unallocated portion of the allowance for credit losses represented 19% of the total allowance and .25% of total loans at September 30, 1999, compared with 22% and .29%, respectively, at December 31, 1998.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   1999         1998
----------------------------------------------------------------
January 1                                    $ 753        $ 972
Charge-offs                                   (173)        (321)
Recoveries                                      42           54
----------------------------------------------------------------
   Net charge-offs                            (131)        (267)
Provision for credit losses                    133          110
Sale of credit card business                   (81)
Acquisitions                                                  1
----------------------------------------------------------------
   September 30                              $ 674        $ 816
================================================================

The allowance as a percent of nonaccrual loans and period-end loans was 215% and 1.31%, respectively, at September 30, 1999. The comparable year-end 1998 amounts were 255% and 1.31%, respectively.

CHARGE-OFFS AND RECOVERIES
Nine months ended                                                                    Percent of
September 30 -                                                        Net               Average
dollars in millions            Charge-offs     Recoveries     Charge-offs                 Loans
------------------------------------------------------------------------------------------------
1999
Consumer                              $ 49            $20            $ 29                   .37%
Credit card                             60              2              58                  8.63
Residential mortgage                     7              1               6                   .06
Commercial                              48             17              31                   .18
Commercial real estate                   4              1               3                   .12
Other                                    5              1               4                   .18
-------------------------------------------------------------------------
   Total                              $173            $42            $131                   .33
------------------------------------------------------------------------------------------------

1998
Consumer                              $ 62            $26            $ 36                   .43%
Credit card                            220             12             208                  7.05
Residential mortgage                     6              1               5                   .05
Commercial                              21             12               9                   .05
Commercial real estate                   7              2               5                   .21
Other                                    5              1               4                   .25
-------------------------------------------------------------------------
   Total                              $321            $54            $267                   .65
================================================================================================

The actual level of net charge-offs and the provision for credit losses in future periods can be affected by many business and economic factors and may differ from current or historical experience.

LIQUIDITY RISK Liquidity represents the Corporation's ability to obtain cost-effective funding to meet the needs of customers, as well as the Corporation's financial obligations. Liquidity is centrally managed by Asset and Liability Management, with oversight provided by the Corporate Asset and Liability Committee and the Finance Committee of the Board of Directors.

Access to capital markets funding sources is a key factor affecting liquidity management. Access to such markets is in part based on the Corporation's credit ratings, which are influenced by a number of factors including capital ratios, credit quality, and earnings. Additional factors that impact liquidity include the maturity structure of existing assets and liabilities, the level of liquid investment securities and loans available for sale and the Corporation's ability to securitize various types of loans.

Liquidity risk management includes consideration of the Corporation's contractual asset and liability maturities, as well as off-balance sheet positions. This is complemented by an assessment of additional anticipated funding requirements. Based upon these factors, the Corporation seeks to manage its deposits and wholesale funding sources to provide a diversified mix of products and maturities designed to produce the desired level of liquidity.

Liquidity can also be provided through sale of liquid assets and alternative forms of borrowing. Liquid assets consist of short term investments, loans held for sale and securities available for sale. At September 30, 1999, such assets totaled $13 billion with $3.9 billion pledged as collateral for borrowing, trust and other commitments. Funding can also be obtained through secured advances from the Federal Home Loan Bank ("FHLB") system, of which PNC Bank is a member. These borrowings are generally secured by residential mortgages. At September 30, 1999, approximately $4.9 billion of residential mortgages were available as collateral for borrowings from the FHLB.



                                 PNC BANK CORP.
                                     ------
                                       17

In order to prepare for potential liquidity needs related to the century change event, Asset and Liability Management has implemented a plan designed to provide the Corporation with a greater degree of liquidity flexibility in the fourth quarter of 1999. Key aspects of this plan include a reduced amount of wholesale debt maturing in the fourth quarter of 1999, as well as a significant increase in the amount of collateral identified and available to support securitized alternative borrowings. At September 30, 1999, the Corporation had over $13 billion of loans available to support borrowings from the FHLB system or the Federal Reserve's special liquidity facility ("SLF"). The SLF was put into place by the Federal Reserve in August, 1999 to provide member banks with an additional funding source to meet year-end 1999 liquidity requirements.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit and through asset securitizations and sales. During the first nine months of 1999, the Corporation issued $850 million of senior and subordinated debt. In October 1999, the Corporation issued $400 million of subordinated debt reducing the unused capacity under effective shelf registration statements to approximately $1.5 billion of debt and equity securities and $400 million of trust preferred capital securities. In addition, the Corporation has an unused line of credit of $500 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $586 million at September 30, 1999. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

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


                                 PNC BANK CORP.
                                     ------
                                       18

FINANCIAL REVIEW

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At September 30, 1999, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicates that net interest income would decrease by 0.9%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicates that net interest income would increase by 1.2%.

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

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at September 30, 1999, if interest rates were to instantaneously increase by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 1.02% of assets. If interest rates were to instantaneously decrease by 200 basis points, the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .24% of assets.

MARKET RISK Most of PNC Bank's trading activities are designed to provide capital markets services for customers of PNC Institutional Bank, PNC Secured Finance, and PNC Advisors. The performance of PNC Bank's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the potential loss due to a two standard deviation, one-day move. The combined period-end value-at-risk of all trading operations using this measurement was less than $700 thousand at September 30, 1999.


                                 PNC BANK CORP.
                                     ------
                                       19

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

During the first nine months of 1999, financial derivatives used in interest rate risk management increased net interest income by $44 million compared with a $9 million increase in the prior-year period.

The following table sets forth changes in the notional value of off-balance-sheet financial derivatives used for risk management during the first nine months of 1999.


FINANCIAL DERIVATIVES ACTIVITY                                                                                         Weighted-
                                                                                                                        Average
1999 - dollars in millions                  January 1     Additions     Maturities  Terminations  September 30         Maturity
------------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                            $ 7,163      $    750       $   (650)      $  (250)      $ 7,013       2 yr.   4 mo.
     Pay fixed                                     13             4            (11)                          6       1 yr.   3 mo.
     Basis swaps                                2,274                          (87)                      2,187       2 yr.  11 mo.
   Interest rate caps                             722                         (183)                        539       4 yr.
   Interest rate floors                         1,939         3,000         (1,588)                      3,351       2 yr.   8 mo.
--------------------------------------------------------------------------------------------------------------
       Total interest rate risk management     12,111         3,754         (2,519)         (250)       13,096
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans            1,286        23,941        (24,060)                      1,167               2 mo.
       Commitments to sell loans                3,248        29,637        (31,406)                      1,479               2 mo.
       Options                                    207           734           (867)                         74               2 mo.
     Interest rate floors - MSR                 4,875         2,800           (525)         (700)        6,450       4 yr.   3 mo.
     Option on swaps - MSR                                      725                                        725      13 yr.
--------------------------------------------------------------------------------------------------------------
       Total residential                        9,616        57,837        (56,858)         (700)        9,895
   Commercial                                     657         1,084            (88)         (759)          894       7 yr.  11 mo.
--------------------------------------------------------------------------------------------------------------
       Total mortgage banking activities       10,273        58,921        (56,946)       (1,459)       10,789
Credit-related activities
   Credit default swaps                         4,255            60                                      4,315       1 yr.  11 mo.
--------------------------------------------------------------------------------------------------------------
       Total                                  $26,639      $ 62,735       $(59,465)      $(1,709)      $28,200
====================================================================================================================================


                                 PNC BANK CORP.
                                     ------
                                       20

The following table sets forth, by designated assets and liabilities, the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve at September 30, 1999.

FINANCIAL DERIVATIVES
                                                                                                   Weighted-Average Interest
                                                                                                             Rates
                                                                 Notional      Estimated           -------------------------
September 30, 1999 - dollars in millions                            Value     Fair Value           Paid            Received
----------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                          $ 5,550           $(26)          6.09%               5.49%
       Basis swaps designated to other earning assets                 243              4           5.88                6.40
     Interest rate caps designated to loans (2)                       539             11             NM                  NM
     Interest rate floors designated to loans (3)                   3,351                            NM                  NM
-----------------------------------------------------------------------------------------
         Total asset rate conversion                                9,683            (11)
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                    150              2           6.45                6.65
         Borrowed funds                                             1,313            (10)          6.35                5.97
       Pay fixed designated to borrowed funds                           6              1           6.09                7.33
       Basis swaps designated to borrowed funds                     1,944              9           6.12                6.22
-----------------------------------------------------------------------------------------
         Total liability rate conversion                            3,413              2
-----------------------------------------------------------------------------------------
           Total interest rate risk management                     13,096             (9)
Mortgage banking activities
   Residential
     Forward contracts
       Commitments to purchase loans                                1,167                            NM                  NM
       Commitments to sell loans                                    1,479             (9)            NM                  NM
       Options                                                         74              2             NM                  NM
     Interest rate floors - MSR (3)                                 6,450             15             NM                  NM
     Option on swaps - MSR                                            725              9             NM                  NM
-----------------------------------------------------------------------------------------
         Total residential                                          9,895             17
   Commercial
     Pay fixed interest rate swaps designated to
     securities (1)                                                   222                          6.78                6.18
     Pay fixed interest rate swaps designated to loans (1)            672             43           5.60                6.70
-----------------------------------------------------------------------------------------
         Total commercial                                             894             43
-----------------------------------------------------------------------------------------
           Total mortgage banking activities                       10,789             60
Credit-related activities
   Credit default swaps                                             4,315             (2)            NM                  NM
-----------------------------------------------------------------------------------------
         Total financial derivatives                              $28,200           $ 49
============================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 29% were based on 1-month LIBOR, 68% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $166 million, $156 million and $213 million require the counterparty to pay the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.18%, 1-month LIBOR over a weighted-average strike of 5.74% and Prime over a weighted-average strike of 8.76%, respectively. At September 30, 1999, 3-month LIBOR was 6.08%, 1-month LIBOR was 5.40% and Prime was 8.25%.
(3) Interest rate floors with notional values of $3.0 billion, $3.3 billion and $3.2 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 4.63% over 3-month LIBOR, the weighted-average strike of 5.01% over 10-year CMT and the weighted-average strike of 4.99% over 10-year CMS, respectively. At September 30, 1999, 3-month LIBOR was 6.08%, 10-year CMT was 5.90% and 10-year CMS was 6.90%.
NM - Not meaningful

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

OTHER DERIVATIVES
                                                     Positive        Negative
                                      Notional           Fair            Fair      Net Asset
September 30, 1999 - in millions         Value          Value           Value     (Liability)
---------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                             $17,076          $  68           $ (81)          $(13)
     Caps/floors
       Sold                              2,907                            (20)           (20)
       Purchased                         2,778             17                             17
   Foreign exchange                      2,968             38             (28)            10
   Other                                   684              3              (3)
---------------------------------------------------------------------------------------------
   Total customer-related               26,413            126            (132)            (6)
Other                                    2,270                             (1)            (1)
---------------------------------------------------------------------------------------------
   Total other derivatives             $28,683          $ 126           $(133)          $ (7)
=============================================================================================

                                 PNC BANK CORP.
                                     ------
                                       21

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

As of September 30, 1999, the Corporation's MIS-supported mainframe, mid-range and PC client-server systems have been tested and returned to use as year 2000 ready and non-PC related hardware and systems have been tested and determined to be year 2000 ready.

The Corporation has completed its organization-wide assessment of year 2000 issues relating to its identified mission critical embedded chip systems and continues to review and monitor these systems as necessary. No significant problems have been identified to date with respect to these systems.

The Corporation has completed its assessment of the year 2000 preparedness of its identified mission critical service providers and continues to review and monitor them. The Corporation has not to date identified any material problems associated with its mission critical service providers. However, the Corporation can make no guarantee as to the year 2000 readiness of any such service provider or other third party.

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

PNC Bank has conducted integrated testing to determine whether its mission critical application systems will perform in coordination with one another. The Corporation has also conducted testing with certain mission critical vendors that provide systems-related services. Such testing has not identified any significant problem that would have a material adverse impact on the Corporation.

The estimated total cumulative cost to become year 2000 ready, which is being expensed as incurred, is approximately $25 million. Through September 30, 1999, on a cumulative basis, the Corporation had expensed approximately $23 million related to the year 2000 effort. Expenses incurred for year 2000 readiness efforts are not expected to exceed 2% of technology-related expenses in 1999. No significant outlays have been made to replace existing systems solely for year 2000 reasons. The costs and the timetable in which the Corporation plans to complete its year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party preparedness and other factors. The Corporation can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

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

It is not possible to predict with certainty all of the adverse effects that could result from a failure of the Corporation or of third parties to become fully year 2000 ready or whether such effects could have a material adverse impact on the Corporation. However, if the Corporation were to fail to correct internal year 2000 problems, if one or more third parties were unable to provide services required by the Corporation due to year 2000 issues, or if the Corporation's contingency plans fail to mitigate any such problems, a disruption of operations could occur, resulting in increased operating costs, loss of revenues and other material adverse effects. Such disruptions could include a temporary inability to process transactions and delays in providing services. The Corporation could also be subject to liquidity risk in the event of deposit withdrawals due to year 2000 concerns, or if its lenders cannot provide funds due to year 2000 issues. In addition, to the extent that customers' financial positions are weakened due to year 2000 issues, credit quality could be adversely affected.


                                 PNC BANK CORP.
                                     ------
                                       22

FINANCIAL REVIEW

THIRD QUARTER 1999 VS. THIRD QUARTER 1998

Net income for the third quarter of 1999 totaled $320 million or $1.06 per diluted share. Results included a $17 million net after-tax gain or $.06 per diluted share resulting from the sale of twelve branches in western Pennsylvania. Core earnings for the quarter were $303 million or $1.00 per diluted share and, on that basis, return on average common shareholders' equity was 21.81% and return on average assets was 1.63%. Earnings for the third quarter of 1998 were $281 million or $0.91 per diluted share. Return on average common shareholders' equity was 20.52% and return on average assets was 1.48% in the third quarter of 1998.

Taxable-equivalent net interest income was $599 million in the third quarter of 1999, a $54 million decrease compared with the prior-year quarter. The net interest margin was 3.59% for the third quarter of 1999 compared with 3.81% in the third quarter of 1998. These declines were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding the credit card business from the third quarter of 1998, net interest income for the third quarter of 1999 increased 5% and the net interest margin widened six basis points compared with the prior-year period.

The provision for credit losses was $30 million in the third quarter of 1999 and net charge-offs were $29 million compared with $45 million and $88 million, respectively, in the prior-year period.

Noninterest income was $651 million in the third quarter of 1999, a 23% increase compared with the third quarter of 1998. Excluding branch gains in both years and valuation adjustments in 1998, noninterest income for the third quarter of 1999 increased 18% compared with the prior-year quarter driven by growth in fee-based revenue. Noninterest income in the third quarter of 1999 included $27 million of pretax gains from branch sales. Noninterest income in the third quarter of 1998 included $30 million of pretax gains from branch sales that were offset by valuation adjustments.

Asset management fees grew 22% compared with the third quarter of 1998 primarily reflecting new business. Mutual fund servicing fees grew 17% compared with the prior-year quarter due to new business, existing client growth and market appreciation.

Consumer services revenue of $105 million for the third quarter of 1999 increased 7% compared with the third quarter of 1998 primarily due to an increase in brokerage fees associated with the Hilliard Lyons acquisition that was substantially offset by lower credit card fees.

Corporate services revenue increased $30 million compared with the prior-year due to higher capital markets and treasury management fees and the comparative impact of valuation adjustments recorded in 1998.

Net residential mortgage banking revenue grew $28 million or 60% compared with the prior-year quarter primarily due to growth in the servicing portfolio. Residential mortgage originations, including both retail and correspondent activity, totaled $4 billion compared with $7 billion in the prior-year period.

Net securities gains were $2 million in the third quarter of 1999. Excluding the branch gains in both periods, other noninterest income increased $19 million compared with the third quarter of 1998 due to various operating items.

Noninterest expense of $724 million increased 4% compared with the third quarter of 1998 primarily to support growth in fee-based businesses. The efficiency ratio of 53.3% for the third quarter of 1999 remained consistent with the prior-year quarter reflecting a continued focus on improving returns in traditional businesses.


                                 PNC BANK CORP.
                                     ------
                                       23

Total assets were $73.0 billion at September 30, 1999. Average earning assets decreased $2 billion to $66 billion for the third quarter of 1999 compared with the prior-year quarter at $68 billion. The decrease was primarily due to a $4.2 billion decrease in average loans in the period-to-period comparison that resulted from the sale of the credit card business and the decision to exit certain institutional lending businesses. Loans represented 78% of average earning assets in the third quarter of 1999 compared with 82% a year ago. Partially offsetting the decrease in average loans was a $1.7 billion increase in average securities available for sale that was attributable to securities held to hedge residential mortgage servicing rights. Average securities available for sale represented 13% and 10% of average earning assets in the third quarter of 1999 and 1998, respectively.

Average deposits were $44.9 billion and represented 61% of total sources of funds for the third quarter of 1999 compared with $44.5 billion and 59%, respectively, in the third quarter of 1998. The increase in average deposits was primarily in consumer deposits. Average borrowed funds decreased $2.4 billion to $20.2 billion compared with the third quarter of 1998.

Overall asset quality characteristics remained relatively stable during the third quarter of 1999. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .65% at September 30, 1999 compared with
 .54% at September 30, 1998. Nonperforming assets were $361 million at September 30, 1999 compared with $329 million at September 30, 1998.

The allowance for credit losses was $674 million and represented 1.31% of period-end loans and 215% of nonaccrual loans at September 30, 1999. The comparable amounts were 1.44% and 289%, respectively, at September 30, 1998. Net charge-offs were $29 million or .22% of average loans for the third quarter of 1999 compared with $88 million or .62% in the third quarter of 1998. The decrease was due to the sale of the credit card business in the first quarter of 1999.



                                 PNC BANK CORP.
                                     ------

Consolidated Statement of Income

                                                                   Three months ended September 30   Nine months ended September 30
                                                                   ----------------------------------------------------------------
In millions, except per share data                                         1999          1998            1999            1998
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                   $  985         $1,166         $3,086          $3,424
Securities available for sale                                                127            103            363             324
Other                                                                        100             85            257             211
-------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                   1,212          1,354          3,706           3,959
-------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                     340            371          1,024           1,095
Borrowed funds                                                               278            337            823             950
-------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    618            708          1,847           2,045
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                       594            646          1,859           1,914
Provision for credit losses                                                   30             45            133             110
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                      564            601          1,726           1,804
-------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                             175            143            505             421
Mutual fund servicing                                                         55             47            159             134
Service charges on deposits                                                   53             53            154             151
Consumer services                                                            105             98            340             273
Corporate services                                                            84             54            112             167
Net residential mortgage banking                                              75             47            205             155
Net securities gains                                                           2              1             44              14
Other                                                                        102             86            527             289
-------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                  651            529          2,046           1,604
-------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                362            335          1,138           1,023
Net occupancy and equipment                                                  103            101            381             301
Amortization                                                                  21             28             70              81
Marketing                                                                     18             14             50              78
Distributions on capital securities                                           16             16             48              43
Other                                                                        204            202            627             617
-------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                 724            696          2,314           2,143
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   491            434          1,458           1,265
Income taxes                                                                 171            153            498             435
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                                             $  320         $  281         $  960          $  830
-------------------------------------------------------------------------------------------------------------------------------

Net income applicable to diluted earnings                                 $  315         $  276         $  946          $  817

EARNINGS PER COMMON SHARE
Basic                                                                     $ 1.07         $  .92         $ 3.17          $ 2.71
Diluted                                                                     1.06            .91           3.14            2.68

CASH DIVIDENDS DECLARED PER COMMON SHARE                                     .41            .39           1.23            1.17

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                      294.5          300.6          298.0           300.5
Diluted                                                                    297.6          304.2          301.3           305.3
===============================================================================================================================


See accompanying Notes to Consolidated Financial Statements.


                                 PNC BANK CORP.
                                      ----
                                       25

Consolidated Balance Sheet

                                                                                                   September 30     December 31
In millions, except par value                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $ 2,194          $ 2,534
Short-term investments                                                                                 1,102            1,014
Loans held for sale                                                                                    4,117            3,226
Securities available for sale                                                                          8,096            7,074
Loans, net of unearned income of $601 and $554                                                        51,398           57,650
   Allowance for credit losses                                                                          (674)            (753)
-------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                          50,724           56,897
Goodwill and other amortizable assets                                                                  2,943            2,548
Other                                                                                                  3,827            3,914
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                      $73,003          $77,207
===============================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                               $ 8,660          $ 9,943
   Interest-bearing                                                                                   36,486           37,553
-------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                  45,146           47,496
Borrowed funds
   Federal funds purchased                                                                               472              390
   Repurchase agreements                                                                                 857            1,669
   Bank notes and senior debt                                                                          7,975           10,384
   Other borrowed funds                                                                                7,563            6,722
   Subordinated debt                                                                                   2,031            1,781
-------------------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                                                                            18,898           20,946
Other                                                                                                  2,240            1,874
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                  66,284           70,316
-------------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                           848              848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                            7                7
Common stock - $5 par value
   Authorized 450 shares
   Issued 353 shares                                                                                   1,764            1,764
Capital surplus                                                                                        1,270            1,250
Retained earnings                                                                                      5,839            5,262
Deferred benefit expense                                                                                 (33)             (36)
Accumulated other comprehensive loss                                                                    (236)             (43)
Common stock held in treasury at cost: 59 and 49 shares                                               (2,740)          (2,161)
-------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                          5,871            6,043
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                                    $73,003          $77,207
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                 PNC BANK CORP.
                                      ----
                                       26

Consolidated Statement of Cash Flows


Nine months ended September 30 - in millions                                              1999              1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $     960           $     830
Adjustments to reconcile net income to net cash provided (used) by operating activities
   Provision for credit losses                                                              133                 110
   Depreciation, amortization and accretion                                                 256                 431
   Deferred income taxes                                                                    172                  73
   Net securities losses (gains)                                                             73                 (76)
   Net gain on sales of businesses and assets                                              (412)               (235)
   Valuation adjustments                                                                    177                   7
Change in
   Loans held for sale                                                                    1,127              (1,509)
   Other                                                                                   (431)               (628)
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                                     2,055                (997)
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net change in loans                                                                          99              (4,070)
Repayment of securities available for sale                                                1,045               1,599
Sales
   Securities available for sale                                                          8,454               9,786
   Loans                                                                                    463               1,503
   Foreclosed assets                                                                         28                  47
Purchases
   Securities available for sale                                                        (10,018)             (9,243)
   Loans                                                                                   (363)                (79)
Net cash received (paid) for acquisitions/divestitures                                    2,975              (1,074)
Other                                                                                       (69)                203
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                     2,614              (1,328)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                          (1,259)             (1,022)
   Interest-bearing deposits                                                               (704)                890
   Federal funds purchased                                                                   82              (2,861)
Sale/issuance
   Repurchase agreements                                                                107,107              84,509
   Bank notes and senior debt                                                             2,416               8,228
   Other borrowed funds                                                                  27,689              76,483
   Subordinated debt                                                                        254                 140
   Capital securities                                                                                           198
   Common stock                                                                              84                 114
Repayment/maturity
   Repurchase agreements                                                               (107,919)            (84,182)
   Bank notes and senior debt                                                            (4,826)             (7,496)
   Other borrowed funds                                                                 (26,876)            (74,358)
   Subordinated debt                                                                         (4)                 (2)
Acquisition of treasury stock                                                              (670)               (270)
Cash dividends paid                                                                        (383)               (367)
-----------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                                    (5,009)                  4
-----------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                        (340)             (2,321)
     Cash and due from banks at beginning of year                                         2,534               4,303
-----------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                         $   2,194           $   1,982
=======================================================================================================================
CASH PAID FOR
     Interest                                                                         $   1,898           $   2,047
     Income taxes                                                                           208                 262
NONCASH ITEMS
     Transfer from loans to loans held for sale                                           2,142
     Transfers from loans to other assets                                                    32                  33
     Conversion of debt to equity                                                                                55
=======================================================================================================================


See accompanying Notes to Consolidated Financial Statements.



                                 PNC BANK CORP.
                                      ----
                                       27

Notes to Consolidated Financial Statements


BUSINESS PNC Bank Corp. ("Corporation" or "PNC Bank") is one of the largest diversified financial services companies in the United States operating retail banking, asset management and wholesale banking businesses that provide financial products and services nationally and in PNC Bank's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. PNC Bank is subject to intense competition from other financial services companies with respect to these businesses and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those authorities.

ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements include the accounts of PNC Bank and its subsidiaries, most of which are wholly owned. Such statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of results for the interim periods presented. Certain prior-period amounts have been reclassified to conform to reporting classifications utilized for the current reporting period. These classifications did not impact the Corporation's financial condition or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (an amendment of SFAS No. 133), issued in June 1999, defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until fiscal years beginning after June 15, 2000. The Corporation expects to adopt SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001. Management has not yet determined what effect this statement will have on the financial position and results of operations of the Corporation.

CASH FLOWS During the first nine months of 1999, divestiture activity which affected cash flows consisted of $3.2 billion of divested assets and receipt of $3.0 billion in cash and due from banks. Acquisition and divestiture activity for the first nine months of 1998 consisted of $539 million of acquired assets, $535 million of divested liabilities, cash payments totaling $1.1 million and receipt of $30 million in cash and due from banks.


                                 PNC BANK CORP.
                                      ----
                                       28

Notes to Consolidated Financial Statements

SECURITIES AVAILABLE FOR SALE

                                                        September 30, 1999                        December 31, 1998
                                        -------------------------------------------------------------------------------------------
                                                            Unrealized                                  Unrealized
                                           Amortized   --------------------     Fair    Amortized    ------------------      Fair
In millions                                   Cost       Gains       Losses     Value      Cost       Gains      Losses      Value
------------------------------------------------------------------------------------------------------------------------------------
Debt securities
   U.S. Treasury and government agencies     $ 2,199                $  (176)   $ 2,023   $ 2,781      $ 10      $  (37)      $2,754
   Mortgage-backed                             4,133   $     2         (131)     4,004     2,942         5         (11)       2,936
   Asset-backed                                1,192                    (16)     1,176       709         1          (2)         708
   State and municipal                           143         3           (4)       142       122         6                      128
   Other debt                                     37                     (2)        35        33                    (2)          31
------------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                     7,704         5         (329)     7,380     6,587        22         (52)       6,557
   Corporate stocks and other                    741         9          (34)       716       542        10         (35)         517
------------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale     $ 8,445   $    14      $  (363)   $ 8,096   $ 7,129      $ 32      $  (87)      $7,074
====================================================================================================================================

Net securities gains were $44 million for the first nine months of 1999, substantially all relating to the gain from the sale of Concord EFS, Inc. ("Concord") stock. Net securities losses related to residential mortgage banking risk management strategies of $117 million were reported in net residential mortgage banking revenue.

Net securities gains of $76 million for the first nine months of 1998 included $62 million that were reported in net residential mortgage banking revenue.


ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:


In millions                                    1999     1998
-------------------------------------------------------------
Allowance at January 1                        $ 753    $ 972
Charge-offs
   Consumer                                     (49)     (62)
   Credit card                                  (60)    (220)
   Residential mortgage                          (7)      (6)
   Commercial                                   (48)     (21)
   Commercial real estate                        (4)      (7)
   Other                                         (5)      (5)
-------------------------------------------------------------
     Total charge-offs                         (173)    (321)
Recoveries
   Consumer                                      20       26
   Credit card                                    2       12
   Residential mortgage                           1        1
   Commercial                                    17       12
   Commercial real estate                         1        2
   Other                                          1        1
-------------------------------------------------------------
     Total recoveries                            42       54
-------------------------------------------------------------
Net charge-offs
   Consumer                                     (29)     (36)
   Credit card                                  (58)    (208)
   Residential mortgage                          (6)      (5)
   Commercial                                   (31)      (9)
   Commercial real estate                        (3)      (5)
   Other                                         (4)      (4)
-------------------------------------------------------------
       Total net charge-offs                   (131)    (267)
Provision for credit losses                     133      110
Sale of credit card business                    (81)
Acquisitions                                               1
-------------------------------------------------------------
   Allowance at September 30                  $ 674    $ 816
=============================================================


NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                         September 30  December 31
In millions                                  1999         1998
------------------------------------------------------------------
Nonaccrual loans                             $314         $295
Foreclosed and other assets                    47           37
------------------------------------------------------------------
   Total nonperforming assets                $361         $332
==================================================================

                                 PNC BANK CORP.
                                      ----
                                       29

FINANCIAL DERIVATIVES

FAIR VALUE OF FINANCIAL DERIVATIVES The notional and fair values of financial derivatives used for risk management and mortgage banking activities were as follows:


                                     Positive              Negative
                         Notional       Fair    Notional     Fair
In millions               Value        Value      Value      Value
-------------------------------------------------------------------
SEPTEMBER 30, 1999
Interest rate
   Swaps                 $ 4,052       $ 35      $ 5,154      $(55)
   Caps                      539         11
   Floors                  3,000          2          351        (2)
-------------------------------------------------------------------
Total interest rate
   risk management         7,591         48        5,505       (57)
Mortgage banking
   activities              8,092         71        2,697       (11)
Credit default
    swaps                                          4,315        (2)
-------------------------------------------------------------------
    Total                $15,683       $119      $12,517      $(70)
===================================================================


DECEMBER 31, 1998
Interest rate
   Swaps                 $ 6,915       $177      $ 2,535      $(10)
   Caps                      722          6
   Floors                  1,500                     439        (9)
-------------------------------------------------------------------
Total interest rate
   risk management         9,137        183        2,974       (19)
Mortgage banking
   activities              9,367         74          906       (10)
Credit default
    swaps                                          4,255        (2)
-------------------------------------------------------------------
    Total                $18,504       $257      $ 8,135      $(31)
===================================================================


OTHER DERIVATIVES The following schedule sets forth information relating to positions associated with customer-related and other derivatives.


                                            Positive      Negative
                                Notional      Fair          Fair     Net Asset
In millions                       Value       Value        Value    (Liability)
------------------------------------------------------------------------------

SEPTEMBER 30, 1999
Customer-related
   Interest rate
     Swaps                       $17,076       $ 68        $ (81)       $(13)
     Caps/floors
       Sold                        2,907                     (20)        (20)
       Purchased                   2,778         17                       17
   Foreign exchange                2,968         38          (28)         10
   Other                             684          3           (3)
-----------------------------------------------------------------------------
     Total customer-
       related                    26,413        126         (132)         (6)
Other                              2,270                      (1)         (1)
-----------------------------------------------------------------------------
     Total                       $28,683       $126        $(133)       $ (7)
=============================================================================

DECEMBER 31, 1998
Customer-related
   Interest rate
     Swaps                       $11,040       $ 69        $ (89)       $(20)
     Caps/floors
       Sold                        2,844                     (19)        (19)
       Purchased                   2,589         20                       20
   Foreign exchange                2,108         33          (27)          6
   Other                             457          7           (8)         (1)
-----------------------------------------------------------------------------
     Total customer-
       related                    19,038        129         (143)        (14)
Other                                709          1                        1
-----------------------------------------------------------------------------
     Total                       $19,747       $130        $(143)       $(13)
=============================================================================

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

The following changes were made in the first quarter of 1999 to the presentation of business results: PNC Regional Bank reflects the combination of PNC Regional Community Bank and PNC National Consumer Bank. Branch-based brokerage activities (previously included in PNC Advisors), the middle market customer segment (previously included in PNC Corporate Bank) and regional real estate lending and leasing activities in PNC Bank's geographic footprint (previously included in PNC Secured Finance) were also combined with PNC Regional Bank. Additionally, residential mortgages (previously included in PNC Mortgage) were realigned with PNC Regional Bank. Certain out-of-footprint large corporate, national healthcare and other non-strategic institutional lending businesses as well as venture capital activities (previously included in PNC Corporate Bank) are included in Other. PNC Institutional Bank is comprised of the remaining activities that were previously in PNC Corporate Bank. BlackRock reflects legal entity results for BlackRock, Inc. Financial results for 1999 and 1998 are presented consistent with this structure.

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

Total business financial results differ from consolidated financial results primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, venture capital activities, sales of equity interests, minority interests in subsidiaries, eliminations and unassigned items; the impact of which is reflected in Other.

Additionally, Other for the first nine months of 1999 included gains on the sales of the credit card business an equity interest in EPS, Concord stock and twelve branches in Western Pennsylvania. The first nine months of 1999 also included valuation adjustments associated with exiting certain institutional lending businesses, costs related to efficiency initiatives and a contribution to the PNC Bank Foundation.

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

PNC Secured Finance, serving corporate clients nationwide, is engaged in commercial real estate finance, including loan origination, securitization and servicing; asset-based financing, including lending, syndication and treasury management services; and equipment lease financing.

PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label mortgage-backed securities and performs the master servicing of those securities for investors.


                                 PNC BANK CORP.
                                      ----
                                       31

RESULTS OF BUSINESSES




                                                                            PNC
Three months ended                PNC                                      Insti-       PNC                                Total
September 30 -                  Regional     PNC                  PFPC    tutional    Secured       PNC                  PNC Bank
in millions                       Bank     Advisors  BlackRock  Worldwide   Bank      Finance     Mortgage     Other       Corp.
------------------------------------------------------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*            $   439     $   31     $ (2)     $  3      $   62     $   48      $   21      $    (3)    $   599
Noninterest income                  143        155      100        56          49         23          89           36         651
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    582        186       98        59         111         71         110           33       1,250
Provision for credit losses          11          5                              3         11                                   30
Noninterest expense                 300        123       70        40          60         39          77           15         724
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                  271         58       28        19          48         21          33           18         496
Income taxes                        102         22       12         7          17                     12            4         176
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                     $   169     $   36     $ 16      $ 12      $   31     $   21      $   21      $    14     $   320
===================================================================================================================================
Inter-segment revenue           $     7     $    2     $ 25                $   (8)    $    2      $    9      $   (37)
===================================================================================================================================
Average assets **               $39,572     $3,289     $403      $245      $9,735     $7,944      $7,175      $ 5,400     $73,763
===================================================================================================================================

1998
INCOME STATEMENT
Net interest income*            $   426     $   29     $ (2)     $  2      $   61     $   42      $   21      $    74     $   653
Noninterest income                  161         91       79        48          38          1          63           48         529
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    587        120       77        50          99         43          84          122       1,182
Provision for credit losses          11                                        42          1                       (9)         45
Noninterest expense                 321         75       59        33          51         33          70           54         696
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                  255         45       18        17           6          9          14           77         441
Income taxes                        100         16        9         6           1          1           6           21         160
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                     $   155     $   29     $  9      $ 11      $    5     $    8      $    8      $    56     $   281
===================================================================================================================================
Inter-segment revenue           $     4                $  2                $   (7)    $    4      $    8      $   (11)
===================================================================================================================================
Average assets **               $38,613     $2,630     $315      $259      $8,731     $7,874      $5,555      $11,313     $75,290
===================================================================================================================================

Nine months ended
September 30
in millions
------------------------------------------------------------------------------------------------------------------------------------
1999
INCOME STATEMENT
Net interest income*            $ 1,305     $   98     $ (8)     $  8      $  180     $  146      $    77      $    69    $ 1,875
Noninterest income                  429        453      280       162         133         78          250          261      2,046
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  1,734        551      272       170         313        224          327          330      3,921
Provision for credit losses          33          5                             19          9                        67        133
Noninterest expense                 908        366      199       116         166        112          253          194      2,314
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                  793        180       73        54         128        103           74           69      1,474
Income taxes                        303         69       31        20          44         24           29           (6)       514
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                     $   490     $  111     $ 42      $ 34      $   84     $   79      $    45     $     75    $   960
===================================================================================================================================
Inter-segment revenue           $    24     $    6     $ 63                $  (30)    $    8      $    27     $    (98)
===================================================================================================================================
Average assets **               $39,485     $3,299     $443      $257      $9,660     $8,038      $ 7,092     $  6,974    $75,248
===================================================================================================================================

1998
INCOME STATEMENT
Net interest income*            $ 1,271     $   88     $ (9)     $  6      $  167     $  120      $    60     $    231    $ 1,934
Noninterest income                  475        260      210       135         113         27          183          201      1,604
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  1,746        348      201       141         280        147          243          432      3,538
Provision for credit losses          41         (1)                            42         (5)                       33        110
Noninterest expense                 961        209      157        95         150         80          205          286      2,143
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                  744        140       44        46          88         72           38          113      1,285
Income taxes                        293         53       21        17          30         20           15            6        455
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                     $   451     $   87     $ 23      $ 29      $   58     $   52      $    23     $    107    $   830
===================================================================================================================================
Inter-segment revenue           $    13     $    1     $  4                $  (19)    $    7      $    25     $    (31)
===================================================================================================================================
Average assets **               $38,741     $2,646     $302      $229      $8,459     $6,766      $ 4,634     $ 11,922    $73,699
===================================================================================================================================


 * Taxable-equivalent basis
** BlackRock's assets are presented as of period end.



                                 PNC BANK CORP.
                                      ----
                                       32

Notes to Consolidated Financial Statements

EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.


                                                                                 Three months ended          Nine months ended
                                                                                    September 30                September 30
                                                                              ----------------------------------------------------
In millions, except share and per share data                                       1999          1998         1999         1998
----------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                        $    320     $    281     $    960     $    830
Less: Preferred dividends declared                                                       5            5           15           14
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                          $    315     $    276     $    945     $    816
----------------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                    294,497      300,640      298,047      300,521
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                   $   1.07     $    .92     $   3.17     $   2.71
==================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                        $    320     $    281     $    960     $    830
Add: Interest expense on convertible debentures (net of tax)                                                                    1
Less: Dividends declared on nonconvertible preferred stock                               5            5           14           14
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                        $    315     $    276     $    946     $    817
----------------------------------------------------------------------------------------------------------------------------------

Basic weighted-average common shares outstanding (in thousands)                    294,497      300,640      298,047      300,521
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                      132          147          134          151
     Conversion of preferred stock Series C and D                                    1,064        1,134        1,080        1,153
     Conversion of debentures                                                           24           26           24        1,009
     Exercise of stock options                                                       1,472        1,606        1,602        1,966
     Incentive share awards                                                            379          633          381          502
----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                  297,568      304,186      301,268      305,302
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                 $   1.06     $    .91     $   3.14     $   2.68
==================================================================================================================================


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


COMPREHENSIVE INCOME

Total comprehensive income was $332 million for the third quarter of 1999 and $767 million for the first nine months of 1999 compared with $313 million and $870 million, respectively, in 1998.



                                 PNC BANK CORP.
                                      ----
                                       33

OTHER FINANCIAL INFORMATION

In connection with the 1995 Midlantic Corporation ("Midlantic") merger, the parent company and its wholly-owned subsidiary, PNC Bancorp, Inc., jointly and severally assumed borrowed funds of Midlantic in the aggregate principal amount of $200 million at September 30, 1999.

Summarized financial information for PNC Bancorp, Inc. and subsidiaries is as follows:

PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                       September 30   December 31
In millions                                 1999         1998
----------------------------------------------------------------
ASSETS
Cash and due from banks                   $ 2,187     $ 2,527
Securities available for sale               7,897       6,868
Loans, net of unearned income              50,976      57,282
  Allowance for credit losses                (674)       (753)
----------------------------------------------------------------
  Net loans                                50,302      56,529
Other assets                               10,320       9,261
----------------------------------------------------------------
  Total assets                            $70,706     $75,185
----------------------------------------------------------------

LIABILITIES
Deposits                                  $45,915     $47,578
Borrowed funds                             16,752      19,402
Other liabilities                           1,470       1,130
----------------------------------------------------------------
  Total liabilities                        64,137      68,110
Mandatorily redeemable capital
  securities of subsidiary trust              350         350
SHAREHOLDERS' EQUITY                        6,219       6,725
----------------------------------------------------------------
  Total liabilities, capital
     securities and shareholders'
     equity                               $70,706     $75,185
================================================================


PNC BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Nine months ended September 30 - in
millions                                   1999         1998
----------------------------------------------------------------
Interest income                           $3,647       $3,923
Interest expense                           1,759        1,970
----------------------------------------------------------------
  Net interest income                      1,888        1,953
Provision for credit losses                  133          110
----------------------------------------------------------------
  Net interest income less provision
    for credit losses                      1,755        1,843
Noninterest income                         1,450        1,671
Noninterest expense                        1,903        2,273
----------------------------------------------------------------
Income before income taxes                 1,302        1,241
Income taxes                                 466          438
----------------------------------------------------------------
  Net income                              $  836       $  803
================================================================

BORROWED FUNDS

In February 1999, the Corporation issued $250 million of 6 1/8% subordinated notes due 2009 that qualify as Tier II risk-based capital.

In August 1999, the Corporation issued $300 million of 6.95% notes due 2002 and $300 million of 7.00% notes due 2004. In October 1999, the Corporation, issued $400 million of 7.50% subordinated notes due 2009 that qualify as Tier II risk-based capital. The net proceeds from the sale of the notes are expected to be used to fund the acquisition of ISG.

SUBSEQUENT EVENTS

In October 1999 BlackRock, Inc., PNC Bank's investment management subsidiary, issued 9 million shares of class A common stock at $14.00 per share in an initial public offering. PNC Bank will continue to own approximately 70% of BlackRock's stock and will record an after tax gain of approximately $60 million during the fourth quarter as a result of this offering.


                                 PNC BANK CORP.
                                      ----
                                       34

Statistical Information

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS


                                                                                  Nine months ended September 30
                                                          ------------------------------------------------------------------------
                                                                          1999                               1998
                                                          ------------------------------------------------------------------------
Dollars in millions                                         Average                 Average      Average                  Average
Taxable-equivalent basis                                   Balances   Interest    Yields/Rates   Balances   Interest   Yields/Rates
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                      $ 3,838    $  205          7.11%     $ 3,059      $  162        7.03%
   Securities available for sale
     U.S. Treasury and government agencies and
       corporations                                           4,640       178          5.14        5,179         220        5.67
     Other debt                                               3,361       157          6.21        1,672          81        6.46
     Other                                                      668        31          6.16          540          26        6.49
--------------------------------------------------------------------------------                 ---------------------
     Total securities available for sale                      8,669       366          5.64        7,391         327        5.91
   Loans, net of unearned income
     Consumer                                                10,615       647          8.15       11,073         706        8.53
     Credit card                                                899       100         14.90        3,942         407       13.81
     Residential mortgage                                    12,378       650          6.99       12,598         687        7.26
     Commercial                                              23,343     1,344          7.59       22,159       1,320        7.85
     Commercial real estate                                   3,394       198          7.70        3,224         208        8.52
     Other                                                    2,993       159          7.11        2,133         112        7.01
--------------------------------------------------------------------------------                 ---------------------
     Total loans, net of unearned income                     53,622     3,098          7.67       55,129       3,440        8.29
   Other                                                      1,112        53          6.29        1,042          50        6.35
--------------------------------------------------------------------------------                 ---------------------
     Total interest-earning assets/interest income           67,241     3,722          7.35       66,621       3,979        7.94
Noninterest-earning assets
   Allowance for credit losses                                 (699)                                (887)
   Cash and due from banks                                    2,020                                2,274
   Other assets                                               6,686                                5,691
---------------------------------------------------------------------                            -------
     Total assets                                           $75,248                              $73,699
---------------------------------------------------------------------                            -------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                                $17,519       358          2.73      $14,430         322        2.99
     Savings                                                  2,450        30          1.61        2,644          39        1.98
     Other time                                              16,107       605          5.02       16,995         691        5.43
     Deposits in foreign offices                                837        31          4.96        1,017          43        5.57
--------------------------------------------------------------------------------                 ---------------------
       Total interest-bearing deposits                       36,913     1,024          3.71       35,086       1,095        4.17
   Borrowed funds
     Bank notes and senior debt                               8,899       345          5.13       10,827         467        5.68
     Federal funds purchased                                  1,574        59          4.90        2,663         112        5.55
     Repurchase agreements                                    2,121        61          3.77        1,624          59        4.81
     Other borrowed funds                                     6,164       243          5.19        4,603         209        5.99
     Subordinated debt                                        2,027       115          7.51        1,784         103        7.67
--------------------------------------------------------------------------------                 ---------------------
       Total borrowed funds                                  20,785       823          5.23       21,501         950        5.83
--------------------------------------------------------------------------------                 ---------------------
     Total interest-bearing liabilities/interest expense     57,698     1,847          4.25       56,587       2,045        4.80
Noninterest-bearing liabilities and shareholders' equity
   Demand and other noninterest-bearing deposits              8,676                                9,353
   Accrued expenses and other liabilities                     2,167                                1,518
   Mandatorily redeemable capital securities
     of subsidiary trusts                                       848                                  733
   Shareholders' equity                                       5,859                                5,508
---------------------------------------------------------------------                            -------
     Total liabilities, capital securities and
       shareholders' equity                                 $75,248                              $73,699
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                   3.10                                 3.14
   Impact of noninterest-bearing sources                                                .60                                  .72
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                        $ 1,875         3.70%                  $1,934        3.86%
----------------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances of securities available for sale are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


                                 PNC BANK CORP.
                                      ----
                                       35

-----------------------------------------------------------------------------------------------------------------------------------
              Third Quarter 1999                           Second Quarter 1999                           Third Quarter 1998
-----------------------------------------------------------------------------------------------------------------------------------
    Average                     Average       Average                       Average      Average                       Average
   Balances     Interest      Yields/Rates    Balances      Interest     Yields/Rates    Balances       Interest      Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------


  $ 4,385        $   82            7.51%       $ 3,727        $   67          7.07%      $ 3,850         $   67            7.00%


    4,484            58            5.20          5,187            66          5.12         4,714             66            5.58
    3,705            59            6.33          3,521            55          6.19         1,842             29            6.35
      614            11            6.89            729            10          5.70           517              9            6.43
----------------------------                 ---------------------------               ----------------------------
    8,803           128            5.79          9,437           131          5.56         7,073            104            5.85

   10,171           207            8.08         10,729           218          8.16        11,038            235            8.47
                                                                                           4,029            142           13.94
   12,451           216            6.94         12,496           218          6.97        12,455            225            7.21
   22,631           444            7.68         22,846           438          7.58        23,359            468            7.84
    3,389            67            7.67          3,396            66          7.66         2,850             63            8.65
    3,104            55            7.12          3,012            52          6.98         2,207             39            7.06
----------------------------                 ---------------------------               ----------------------------
   51,746           989            7.55         52,479           992          7.53        55,938          1,172            8.28
    1,102            18            6.26          1,236            19          6.37         1,097             18            6.41
----------------------------                 ---------------------------               ----------------------------
   66,036         1,217            7.29         66,879         1,209          7.20        67,958          1,361            7.92

     (677)                                        (678)                                     (830)
    1,959                                        2,038                                     2,022
    6,445                                        6,821                                     6,140
-------------                                -------------                             --------------
  $73,763                                      $75,060                                   $75,290
-------------                                -------------                             --------------



  $18,034           127            2.80        $17,686           118          2.66       $14,787            113            3.04
    2,345            10            1.59          2,472            10          1.60         2,610             13            1.97
   15,136           189            4.97         15,946           197          4.97        16,896            230            5.41
    1,066            14            5.16            682             8          4.83         1,060             15            5.54
----------------------------                 ---------------------------               ----------------------------
   36,581           340            3.69         36,786           333          3.63        35,353            371            4.17

    7,823           103            5.28          9,214           117          5.03        11,845            172            5.67
    1,828            24            5.07          1,230            15          4.77         2,496             36            5.60
    1,892            20            4.17          2,629            25          3.62         1,587             19            4.79
    6,668            90            5.27          5,441            69          5.05         4,871             75            6.01
    2,031            41            7.48          2,030            38          7.50         1,843             35            7.63
----------------------------                 ---------------------------               ----------------------------
   20,242           278            5.40         20,544           264          5.08        22,642            337            5.83
----------------------------                 ---------------------------               ----------------------------
   56,823           618            4.30         57,330           597          4.15        57,995            708            4.82

    8,318                                        8,684                                     9,169
    2,042                                        2,325                                     1,632

      848                                          848                                       848
    5,732                                        5,873                                     5,646
-------------                                -------------                             --------------

  $73,763                                      $75,060                                   $75,290
-----------------------------------------------------------------------------------------------------------------------------------
                                   2.99                                       3.05                                         3.10
                                    .60                                        .59                                          .71
-----------------------------------------------------------------------------------------------------------------------------------
                 $  599            3.59%                      $  612          3.64%                      $  653            3.81%
-----------------------------------------------------------------------------------------------------------------------------------


                                 PNC BANK CORP.
                                      ----
                                       36

Quarterly Report on Form 10-Q


Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

Commission File Number 1-9718

PNC BANK CORP.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-1553

As of October 31, 1999, PNC Bank Corp. had 294,292,472 shares of common stock ($5 par value) outstanding.

PNC Bank Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-Reference                              Page(s)
           -----------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Consolidated Statement of Income for the
             three and nine months ended
             September 30, 1999 and 1998                     25
           Consolidated Balance Sheet as of
             September 30, 1999 and December 31,
             1998                                            26
           Consolidated Statement of Cash Flows for
             the nine months ended September 30,
             1999 and 1998                                   27
           Notes to Consolidated Financial
             Statements                                 28 - 34
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      35 - 36
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  2 - 24
Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                          17 - 19
----------------------------------------------------------------

PART II    OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits to this Quarterly Report on Form
10-Q:

 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation  of Ratio of Earnings to Fixed  Charges and
            Preferred Stock Dividends
 27       Financial Data Schedule
==================================================================
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pncbank.com.


Since June 30, 1999, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K dated as of July 15, 1999, reporting the Corporation's consolidated financial results for the three and six months ended June 30, 1999 and financial information about the Corporation's businesses for the six months ended June 30, 1999 and 1998, filed pursuant to Item 5.

Form 8-K dated as of July 20, 1999, with respect to the announcement of an agreement to acquire First Data Investor Services Group, Inc., filed pursuant to
Item 5.

Form 8-K dated as of August 27, 1999, reporting the public offering of $300,000,000 of 6.95% Notes due 2002 and $300,000,000 of 7.00% Notes due 2004,
filed pursuant to Item 5.

Form 8-K dated as of October 20, 1999, reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1999 and financial information about the Corporation's businesses for the nine months ended September 30, 1999 and 1998, filed pursuant to Item 5.

Form 8-K dated as of October 26, 1999, reporting the public offering of $400,000,000 of 7.50% Subordinated Notes due 2009, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 15, 1999, on its behalf by the undersigned thereunto duly authorized.

PNC Bank Corp.
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer


                                 PNC BANK CORP.
                                      ----
                                       37

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

FINANCIAL INFORMATION

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC"). Copies of this document and other filings, including Exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling
(412) 762-1553 or via e-mail at financial.reporting@pncbank.com.

INQUIRIES

For financial services call 1-800-4-BANKER. Individual shareholders should contact Shareholder Relations at (800) 843-2206 or the PNC Bank Hotline at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Vice President, Investor Relations, at (412) 762-8257 or via e-mail at invrela@pncmail.com.

News media representatives and others seeking general information should contact Jeep Bryant, Director of Corporate Communications, at (412) 762-8221 or via e-mail at public.relations@pncbank.com.


COMMON STOCK PRICES/DIVIDENDS DECLARED
The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for PNC Bank Corp. common stock and the cash dividends declared per common share.

                                                             Cash
                                                           Dividends
1999 QUARTER         High          Low         Close       Declared
---------------------------------------------------------------------
First               $59.750       $47.000      $55.563      $ .41
Second               60.125        54.375       57.625        .41
Third                58.063        49.688       52.688        .41
---------------------------------------------------------------------
     Total                                                  $1.23
=====================================================================
                                                             Cash
                                                           Dividends
1998 QUARTER         High          Low         Close       Declared
---------------------------------------------------------------------
First               $61.625       $49.500      $59.938      $ .39
Second               66.750        53.813       53.875        .39
Third                60.000        41.625       45.000        .39
Fourth               54.625        38.750       54.000        .41
---------------------------------------------------------------------
     Total                                                  $1.58
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
800-982-7652


                                 PNC BANK CORP.
                                      ----
                                       38