Form 10-K/A
period 1998-12-31
PNC BANK CORP
filed 1999-12-22
CIK 713676

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT 0F 1934

      For the transition period from                 to
                                    -----------------   -----------------

                          COMMISSION FILE NUMBER 1-9718

                                 PNC BANK CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                          25-1435979
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

         By filing this amendment ("Amendment No. 2"), the undersigned registrant hereby further amends its Annual Report on Form 10-K for the year ended December 31, 1998, ("1998 Form 10-K"), as amended by Form 10-K/A ("Amendment No. 1") to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the PNC Retirement Savings Plan ("Retirement Plan").

         In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1998 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following report of independent auditors of PNC Bank Corp. ("Corporation") and consolidated financial information of the Corporation, included in the Annual Report to Shareholders at the page indicated, are incorporated herein by reference.

                                                                                                     PAGE OF
          FINANCIAL STATEMENTS                                                                    ANNUAL REPORT
         ----------------------------------------------------------------------------------------------------------

          Report of Ernst & Young LLP, Independent Auditors                                            63
          Consolidated Statement of Income for the three years ended December 31, 1998                 64
          Consolidated Balance Sheet as of December 31, 1998 and 1997                                  65
          Consolidated Statement of Changes in Shareholders' Equity for the three years ended
              December 31, 1998                                                                        66
          Consolidated Statement of Cash Flows for the three years ended December 31, 1998             67
          Notes to Consolidated Financial Statements                                                  68-87
          Selected Quarterly Financial Data                                                            88

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



                                                                                                     PAGE OF
          FINANCIAL STATEMENTS                                                                    AMENDMENT NO. 1
         ----------------------------------------------------------------------------------------------------------

          Report of Independent Auditors                                                                5
          Statements of Net Assets Available for Benefits with Fund Information                         6
          Statements of Changes in Net Assets Available for Benefits with Fund
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


         As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of the Retirement Plan and report of independent auditors thereon are filed with Amendment No. 2 at the page indicated.

                                                                                                     PAGE OF
          FINANCIAL STATEMENTS                                                                    AMENDMENT NO. 2
         ----------------------------------------------------------------------------------------------------------

          Report of Independent Auditors                                                                5
          Statements of Net Assets Available for Benefits                                               6
          Statements of Changes in Net Assets Available for Benefits                                    7
          Notes to Financial Statements                                                                 8
          Schedule of Assets Held for Investment Purposes                                              15
          Schedule of (Overdue) Loans or Fixed Income Obligations                                      16
          Schedule of Reportable Transactions                                                          17

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


         EXHIBITS
         -----------------------------------------------------------------------

         The exhibits listed on the Exhibit Index on pages 19 and 20 of this Amendment No. 2 are filed herewith or are incorporated herein by reference.

                           PNC Retirement Savings Plan

                          Audited Financial Statements

                       Years ended June 30, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors ................................................5

Audited Financial Statements

Statements of Net Assets Available for Benefits ...............................6
Statements of Changes in Net Assets Available for Benefits ....................7
Notes to Financial Statements .................................................8


Schedules

Line 27a--Schedule of Assets Held for Investment Purposes ....................15
Line 27b--Schedule of (Overdue) Loans or Fixed Income Obligations ............16
Line 27d--Schedule of Reportable Transactions ................................17


                         Report of Independent Auditors

Administrative Committee
PNC Bank Corp.
Retirement Savings Plan

We have audited the accompanying statements of net assets available for benefits of the PNC Retirement Savings Plan as of June 30, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at June 30, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes and (overdue) loans or fixed income obligations as of June 30, 1999, and reportable transactions for the year then ended, are presented for purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.



                                                           /s/ Ernst & Young LLP



November 24, 1999

                           PNC Retirement Savings Plan

                 Statements of Net Assets Available for Benefits


                                                                JUNE 30
                                                          1999           1998
                                                      ---------------------------
Investments at fair value:
   Investments in Master Trust                        $13,380,447     $        --
   Other participant-directed investments               1,357,933      10,389,871
   PNC Bank Corp. common stock                         14,901,614      10,346,788
   Other nonparticipant-directed investments                   --         188,870
                                                      ---------------------------
Total investments                                      29,639,994      20,925,529

Receivables:
   Accrued income                                              --           7,961
   Employer contributions                               4,471,071       4,356,190
   Other                                                       --          41,313
                                                      ---------------------------
Net assets available for benefits                     $34,111,065     $25,330,993
                                                      ===========================


See accompanying Notes to Financial Statements.

                           PNC Retirement Savings Plan

           Statements of Changes in Net Assets Available for Benefits


                                                                     YEAR ENDED JUNE 30
                                                                     1999           1998
                                                                ----------------------------

Net assets available for benefits at beginning of year          $ 25,330,993    $ 14,786,690

Additions:
   Interest and dividends                                            768,070         901,689
   Contributions:
     Employer                                                      4,474,352       4,356,190
     Employee                                                      4,534,126       3,660,260
     Rollover                                                        414,958         533,163
   Net realized and unrealized appreciation                        1,764,141       3,010,330
   Other, net                                                         87,723         (27,654)
                                                                ----------------------------
Total additions                                                   12,043,370      12,433,978

Deductions:
   Payments to participants or beneficiaries                      (3,227,114)     (1,889,675)
   Expenses                                                          (36,184)             --
                                                                ----------------------------
Net assets available for benefits at end of year                $ 34,111,065    $ 25,330,993
                                                                ============================


See accompanying Notes to Financial Statements.

                           PNC Retirement Savings Plan

                          Notes to Financial Statements

                                  June 30, 1999


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

The fair values of the participation units in the short-term investment funds and registered investment companies are based on quoted redemption values on the last business day of the plan year. Loans are valued at the amount of principal outstanding.

The Retirement Savings Plan's assets are concentrated in the stock and bond markets. Realization of the respective values is subject to the results of these markets.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. DESCRIPTION OF THE PLAN

The following description of the PNC Retirement Savings Plan ("the Plan") provides only general information. Participants should refer to the plan prospectus for a more complete description of the Plan's provisions.

PNC Bank Corp. ("PNC Bank") is the sponsor of the Plan. The Plan covers substantially all eligible employees of the following PNC Bank subsidiaries: PNC Mortgage Corp. of America and PNC Mortgage Securities Corp. Effective November 30, 1997, PNC Mortgage Bank, N.A.

was merged with and into PNC Bank, N.A. Former employees of PNC Mortgage Bank, N.A. were transferred to other subsidiaries that participate in the Plan.

Account balances of eligible employees who formerly participated in PNC Bank Corp. Incentive Savings Plan (ISP) sponsored by PNC Bank prior to the effective date of the Plan were automatically transferred to this Plan. Certain eligible employees who were deemed grandfathered as defined in the ISP and PNC Bank Corp. Pension Plan (Pension Plan) had the option to remain in the ISP and Pension Plan or transfer their accumulated balance to this Plan.

The Plan allows participants to contribute from 1% to 12% of their biweekly compensation as defined in the Plan on a pretax 401(k) basis subject to Internal Revenue Code limitations. PNC Bank will match 100% of employee contributions up to 6% of compensation (as defined in the Plan) and will contribute 2% of base compensation (as defined in the Plan) if certain criteria as specified in the Plan are met. Effective for plan years beginning after July 1, 1997, the 6% matching contributions will be made by the ISP. As such, participants in the Plan are participants in the ISP with respect to such matching contributions. In addition, PNC Bank may make discretionary contributions to the Plan. No discretionary contributions were made for the year ended June 30, 1999. For the year ended June 30, 1998, an additional matching contribution of $892,000 was made to eligible participants. Participants are fully vested in their balances, including employer contributions. Plan income is allocated to participants based on an average participant investment balance on a quarterly basis. Generally, beginning July 1, 1998, plan income is reflected on a daily basis with the pricing of mutual funds. Income from the BlackRock Money Market Portfolio and the BlackRock Core Bond Portfolio is allocated monthly. Capital gain income is allocated once the gain is declared by the actual fund.

Prior to July 1998, participants in the Plan could invest voluntary contributions and balances rolled over from prior plans in any of the following four investment options: Fund A (an equity fund,) Fund B (an intermediate-term fixed income fund,) Fund C (a short-term fixed income fund,) and Fund D (PNC Bank Corp. common stock fund). Effective July 1, 1998, balances in the old funds were transferred or re-named to the following:

  Old Fund                                      New Fund as of July 1, 1998
  --------                                      ---------------------------

  Fund A--Equity                                PNC Aggressive Profile Fund
  Fund B--Intermediate-Term Fixed Income        BlackRock Core Bond Portfolio
  Fund C--Short-Term Fixed Income               BlackRock Money Market Portfolio
  Fund D--PNC Bank Corp. Common Stock           PNC Bank Corp. Common Stock Fund


In addition, seven new investment fund options were added to the Plan as follows: BlackRock Index Equity Portfolio, BlackRock Small Cap Growth Equity Portfolio, BlackRock Large Cap Value Equity Portfolio, BlackRock Small Cap Value Equity Portfolio, BlackRock International Equity Portfolio, PNC Conservative Profile Fund, and PNC Balanced Profile Fund. Employer matching contributions for participants whose age is less than 55 (50 effective April 1, 1999) are made in PNC Bank common stock. Participants age 55 (age 50 effective April 1, 1999) or older can choose to have their matching contribution made in PNC Bank common stock or in cash to invest in the other funds.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee. Such borrowings are reflected as participant loans. Under certain circumstances, the Plan permits withdrawals by participants.

Although it has not expressed an interest to do so, PNC Bank has the right under the Plan to discontinue contributions and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

3. TRANSACTIONS WITH PARTIES-IN-INTEREST

PNC Bank, N.A., a wholly owned subsidiary of PNC Bank, is the Plan's trustee. Investments under the Plan are participant directed. Investment options include various portfolios of the BlackRock Funds, which are registered investment companies (mutual funds) from which PNC Bank affiliates, including BlackRock Financial Management, Inc. and PFPC Inc., receive compensation for providing services, such as investment advisory, custodial and transfer agency services. Prior to February 12, 1998, PNC Bank paid administrative costs incurred by the Plan. Effective February 12, 1998, certain plan administrative expenses are paid by the Plan.

4. INVESTMENTS

Plan's investments are in a Master Trust, which was established on July 1, 1998 for the investment of assets of the Plan and the PNC Bank Corp. Incentive Savings Plan. Each participating retirement plan has an undivided interest in the Master Trust. At June 30, 1999, the Plan's interest in the net assets of the Master Trust was approximately 3%. Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

The following table presents the fair value of investments in the Master Trust:

                                                                        JUNE 30
                                                                          1999
                                                                      ------------

Investments at fair value:
   PNC Balanced Profile Fund                                          $  8,197,084
   PNC Aggressive Profile Fund                                         234,294,096
   PNC Conservative Profile Fund                                         3,200,009
   BlackRock Money Market Portfolio                                     73,852,185
   BlackRock Large Cap Value Equity Portfolio                            8,262,453
   BlackRock Index Equity Portfolio                                     39,303,946
   BlackRock Small Cap Value Equity Portfolio                            2,826,162
   BlackRock International Equity Portfolio                              1,892,505
   BlackRock Small Cap Growth Equity Portfolio                           4,189,205
   BlackRock Core Bond Portfolio                                        62,258,512
                                                                      ------------
                                                                      $438,276,157
                                                                      ============

The following table presents income recorded by the Master Trust:

                                                                    YEAR ENDED
                                                                     JUNE 30
                                                                       1999
                                                                   ------------

Net appreciation (depreciation) in fair value of investments:
   PNC Balanced Profile Fund                                       $    624,180
   PNC Aggressive Profile Fund                                       28,587,957
   PNC Conservative Profile Fund                                        129,809
   BlackRock Large Cap Value Equity Portfolio                           813,124
   BlackRock Index Equity Portfolio                                   4,354,541
   BlackRock Small Cap Value Equity Portfolio                           167,711
   BlackRock International Equity Portfolio                             111,748
   BlackRock Small Cap Growth Equity Portfolio                          585,121
   BlackRock Core Bond Portfolio                                    (3,337,855)
                                                                   ------------
                                                                     32,036,336
Interest and dividend income                                         11,006,536
                                                                   ------------
                                                                   $ 43,042,872
                                                                   ============


NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                       JUNE 30
                                                                 1999           1998
                                                             --------------------------
Net assets:
   PNC Bank Corp. common stock                               $14,901,614    $10,346,788
   Short-term investments                                             --        188,870
   Employer matching contribution                              4,471,071      3,723,540
   Other receivables                                                  --         11,159
                                                             --------------------------
                                                             $19,372,685    $14,270,357
                                                             ==========================


                                                                  YEAR ENDED JUNE 30
                                                                1999             1998
                                                            ---------------------------
Changes in net assets:
   Contributions                                            $ 5,745,836     $ 4,839,685
   Interest and dividends                                       446,369         282,886
   Net realized and unrealized appreciation                     771,392       2,528,189
   Transfers from participant-directed investments             (384,255)        (23,422)
   Payments to participants or beneficiaries                 (1,456,948)       (862,166)
   Expenses                                                     (20,066)             --
   Other                                                             --          10,608
                                                            ---------------------------
                                                            $ 5,102,328     $ 6,775,780
                                                            ===========================


Individual investments that represent 5% or more of the Plan's net assets are as follows:

                                                             1999                  1998
                                                     --------------------- ---------------------
PNC Bank Corp. common stock                               $14,901,614*          $10,346,788*
BlackRock Money Market Portfolio                              (a)                 1,488,857
BlackRock Funds--Select Equity:
   Portfolio Fund 095 Institutional Class                     (a)                 1,434,861

(a)  Included in Master Trust
 *   Nonparticipant-directed

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated May 26, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan has been amended since the date of the determination letter. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

6. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits at June 30, 1999 and 1998 per the financial statements to the Form 5500:


                                                                                  JUNE 30
                                                                            1999           1998
                                                                        ---------------------------
Net assets available for benefits per the financial statements          $34,111,065    $ 25,330,993
Amounts allocated to withdrawn participants                                      --        (429,936)
                                                                        ---------------------------
Net assets available for benefits per the Form 5500                     $34,111,065    $ 24,901,057
                                                                        ===========================


The following is a reconciliation of benefits paid to participants per the financial statements for the year ended June 30, 1999 to the Form 5500:

                                                                                          YEAR ENDED
                                                                                           JUNE 30
                                                                                             1999
                                                                                          -----------
Benefits paid to participants per the financial statements                                $ 3,227,114
Add amounts allocated on Form 5500 to withdrawn participants at June 30, 1999                      --
Deduct amounts allocated on Form 5500 to withdrawn participants at June 30, 1998             (429,936)
                                                                                          -----------
Benefits paid to participants per the Form 5500                                           $ 2,797,178
                                                                                          ===========

Amounts allocated to withdrawn participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to June 30 but not yet paid.

7. SUBSEQUENT EVENTS

Effective July 1, 1999, the Plan will change its year-end to a calendar year-end.

Effective January 1, 2000, the Employer Matching Contribution will be made as of each pay period versus annually and the Employer Basic Contribution will change from 2% of the participant's base compensation, as defined in the Plan, to 1-1/2%.

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

            Line 27a--Schedule of Assets Held for Investment Purposes

                                  June 30, 1999



IDENTITY OF ISSUE, BORROWER, OR      DESCRIPTION OF
       SIMILAR ENTITY                  INVESTMENT               COST             FAIR VALUE
---------------------------------------------------------------------------------------------

PNC BANK CORP. COMMON STOCK

Common Stock
------------

*PNC Bank Corp.                      258,596 shares          $8,280,542          $14,901,614

Participant Loans
-----------------

Installment loans                      6-1/4% to 9%                  --            1,357,933


*Party-in-interest

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

        Line 27b--Schedule of (Overdue) Loans or Fixed Income Obligations

                                  June 30, 1999


                                                                    AMOUNT
                                                       ORIGINAL   RECEIVED IN    AMOUNT      UNPAID   INTEREST
           NAME             CITY      STATE    ZIP      AMOUNT     1998/1999     OVERDUE     BALANCE    RATE      LOAN DATE
-------------------------------------------------------------------------------------------------------------------------------

Judith Rogers              Chicago      IL    60618    $ 5,300      $    --     $2,150.96   $5,179.81   8.25%   March 3, 1997

Charlene Falls             Paterson     NJ    07544     12,500           --        200.14    2,500.00   7.75%   April 16, 1999

Herrice Britton-Dixon      Broadview    IL    60153      4,400       748.98        499.32    3,896.10   8.50%   March 31, 1998

Richard Lester             Charlotte    NC    28210      5,500       468.00        416.00    5,189.79   8.50%   October 1, 1998

Martha Poff                New Albany   IN    47150     14,100       102.87      1,702.87    3,513.77   7.75%   December 31, 1994


                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

                  Line 27d--Schedule of Reportable Transactions

                            Year ended June 30, 1999

                                                                               CURRENT
                                                                               VALUE OF
                                                                               ASSET ON
                               PURCHASE                                       TRANSACTION    NET GAIN
    DESCRIPTION OF ASSET         PRICE      SELLING PRICE   COST OF ASSET        DATE          (LOSS)
--------------------------------------------------------------------------------------------------------

Category (iii)--Series of securities transactions
-------------------------------------------------

PNC Bank Corp.
  Common Stock
    43,908 shares              $2,294,455     $       --      $2,294,455      $2,294,455      $     --
    31,470 shares                      --      1,628,627       1,685,185       1,628,627       (56,558)


There were no category (i), (ii) or (iv) reportable transactions during the year ended June 30, 1999.

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


                                    PNC BANK CORP.
                                    (Registrant)


                                    By /s/ Robert L. Haunschild
                                      ---------------------------------
                                       Robert L. Haunschild
                                       Senior Vice President and
                                       Chief Financial Officer

                                       Date: December 22, 1999

                                 EXHIBIT INDEX


Exhibit No.                            Description                                          Method of Filing +
-----------------------------------------------------------------------------------------------------------------------------
  3.1        Articles of Incorporation of the Corporation, as amended.            Incorporated herein by reference to Exhibit
                                                                                    3.1 of the Annual Report on Form
                                                                                    10-K for the year ended December 31, 1998
                                                                                    ("1998 Form 10-K").
  3.2        By-Laws of the Corporation, as amended.                              Incorporated herein by reference to Exhibit
                                                                                    99.2 of the Current Report on Form 8-K
                                                                                    dated January 15, 1998.
  4.1        Instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than
                 10 percent of the consolidated assets of the Corporation. The
                 Corporation undertakes to file these instruments with the
                 Commission on request.
  4.2        Designation  of  Series:  $1.80 Cumulative Convertible Preferred    Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series A.
  4.3        Designation  of  Series:  $1.80 Cumulative Convertible Preferred    Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series B.
  4.4        Designation  of  Series:  $1.60 Cumulative Convertible Preferred    Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series C.
  4.5        Designation  of  Series:  $1.80 Cumulative Convertible Preferred    Incorporated herein as part of Exhibit 3.1.
                 Stock -- Series D.
  4.6        Designation of Series: Fixed/Adjustable Rate Noncumulative          Incorporated herein as part of Exhibit 3.1.
                 Preferred Stock --  Series F.
 10.1        Supplemental Executive Retirement Income and Disability Plan of     Incorporated herein by reference to Exhibit
                 the Corporation.                                                  10.2 of the  Annual  Report  on Form  10-K
                                                                                   for the year  ended  December 31, 1990
                                                                                   ("1990 Form 10-K"). *
 10.2        Amendments to Supplemental Executive Retirement Income and          Incorporated herein by reference to Exhibit
                 Disability Plan.                                                  10.2 of the Annual Report on Form  10-K
                                                                                   for the year  ended  December 31, 1996
                                                                                   ("1996 Form 10-K). *
 10.3        Amendment to Supplemental Executive Retirement Income and           Incorporated herein by reference to. Exhibit
                 Disability Plan                                                   10.3 of the 1998 Form 10-K.*
 10.4        Supplemental Executive Life Insurance and Spouse's Benefit Plan of  Incorporated herein by reference to Exhibit
                 the Corporation.                                                  10.3 of the 1990 Form 10-K. *
 10.5        November 21, 1996 Amendment to Supplemental Executive Life          Incorporated herein by reference to Exhibit
                 Insurance and Spouse's Benefit Plan.                              10.4 of the 1996 Form 10-K. *
 10.6        1997 Long-Term Incentive Award Plan of the Corporation ("1997       Incorporated herein by reference to Exhibit
                 Award Plan").                                                     4.3 of the Corporation's Post-Effective
                                                                                   Amendment No. 1 to Registration
                                                                                   Statement on Form S-8 at File No. 33-
                                                                                   54960.*
 10.7        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.  Incorporated herein by reference to Exhibit
                                                                                   10.6 to the 1997 Form 10-K.*
 10.8        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan   Incorporated herein by reference to
                 for options granted on or after February 17,1999.                 Exhibit 10.8 of the 1998 Form 10-K.*
 10.9        Form of Incentive Share Agreement under 1992 Award Plan (June       Incorporated herein by reference to Exhibit
                 1995), as amended November 21, 1996.                              10.7 of the 1996 Form 10-K. *
 10.10       Form of Addendum to Nonstatutory Stock Option Agreement relating    Incorporated herein by reference to Exhibit
                 to Reload Nonstatutory Stock Options.                             10.8 to the 1997 Form 10-K. *
 10.11       Form of Reload Nonstatutory Stock Option Agreement.                 Incorporated herein by reference to Exhibit
                                                                                   10.9 to the 1997 Form 10-K. *



 10.12       Form of Incentive Share Agreement - Share Price, RSR and ROCE       Incorporated herein by reference to Exhibit
                 Performance Goals.                                                10.10 to the 1997 Form 10-K. *
 10.13       PNC Bank Corp. 1994 Annual Incentive Award Plan.                    Incorporated  by  reference to Exhibit 10.6
                                                                                   of the Annual Report on Form 10-K for
                                                                                   the year ended December 31, 1994 ("1994
                                                                                   Form 10-K"). *
 10.14       PNC Bank Corp. 1996 Executive Incentive Award Plan.                 Incorporated by reference to Exhibit 10.2
                                                                                   of the Quarterly Report on Form 10-Q for
                                                                                   the quarter ended September 30,
                                                                                   1996 ("3Q 1996 Form 10-Q"). *
 10.15       PNC Bank Corp. and Affiliates Deferred Compensation Plan.           Incorporated by reference to Exhibit 4.2 to
                                                                                   the Corporation's Registration Statement
                                                                                   on Form S-8 at File No. 333-18069. *
 10.16       Amendment to PNC Bank Corp. and Affiliates Deferred Compensation    Incorporated herein by reference to Exhibit
                 Plan                                                              10.16 to the 1998 Form 10-K.*
 10.17       PNC Bank Corp. Supplemental Incentive Savings Plan as amended.      Incorporated by reference to Exhibit 4.1
                                                                                   to the Corporation's Registration Statement
                                                                                   on Form S-8 at File No. 333-18069. *
 10.18       PNC Bank Corp. Supplemental Pension Plan, as amended.               Incorporated herein by reference to Exhibit
                                                                                   10.12 of the 1996 Form 10-K. *
 10.19       1992 Director Share Incentive Plan.                                 Incorporated herein by reference to Exhibit
                                                                                   10.6 of the Annual Report on Form 10-K
                                                                                   for the year ended December 31, 1992. *
 10.20       PNC Bank Corp. Directors Retirement Plan.                           Incorporated by reference to Exhibit 10.7
                                                                                   of the 1994 Form 10-K. *
 10.21       PNC Bank Corp. Directors Deferred Compensation Plan.                Incorporated by reference to Exhibit 10.1
                                                                                   of the 3Q 1996 Form 10-Q. *
 10.22       Form of Change in Control Severance Agreement.                      Incorporated herein by reference to Exhibit
                                                                                   10.17 of the 1996 Form 10-K. *
 10.23       Amended and Restated Trust Agreement between the Corporation,       Incorporated herein by reference to Exhibit
                 as Settlor, and NationsBank, N.A., as Trustee (which has been      10.18 of the 1996 Form 10-K. *
                 replaced by Hershey Trust Company, as successor Trustee).
 12.1        Computation of Ratio of Earnings to Fixed Charges.                  Filed as Exhibit 12.1 to the 1998 Form 10-K.
 12.2        Computation of Ratio of Earnings to Combined Fixed Charges and      Filed as Exhibit 12.2 to the 1998 Form 10-K.
                 Preferred Dividends.
 13          Excerpts from the Annual Report to Shareholders for the year        Filed as Exhibit 13 to the 1998 Form 10-K.
                 ended December 31, 1998. Such Annual Report, except for
                 those portions thereof that are expressly incorporated by
                 reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K/A.
 21          Schedule of Certain Subsidiaries of the Corporation.                Filed as Exhibit 21 to the 1998 Form 10-K.
 23.1        Consent of Ernst & Young LLP, independent auditors for the          Filed as Exhibit 23 to the 1998 Form 10-K.
                 Corporation.
 23.2        Consent of Ernst & Young LLP, independent auditors for the PNC      Filed as Exhibit 23.2 to the 1998 Form 10-K/A
                 Plan.                                                           (Amendment No. 1)
 23.3        Consent of Ernst & Young LLP, independent auditors for the PNC      Filed herewith.
                 Retirement Savings Plan.
 24          Power of Attorney of directors and officers of the Corporation.     Filed as Exhibit 24 to the 1998 Form 10-K.
 27          Financial Data Schedule.                                            Filed as Exhibit 27 to the 1998 Form 10-K.

----------------------------------------------------------------------
+ Except where otherwise expressly noted,  incorporated  document references are to Commission File No. 1-9718.
* Denotes management contract or compensatory plan.