Form 10-K405
period 1999-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2000-03-27
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                         COMMISSION FILE NUMBER 1-9718.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                25-1435979
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                                  ONE PNC PLAZA
                                249 FIFTH AVENUE
                       PITTSBURGH, PENNSYLVANIA 15222-2707
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       Registrant's telephone number, including area code - (412) 762-1553

                                 PNC Bank Corp.
         (Former Name, or Former Address, if changed since last Report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No __

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting common equity held by non-affiliates of the registrant amounted to approximately $11.3 billion at February 29, 2000. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant's common stock outstanding at February 29, 2000:
292,548,003

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of The PNC Financial Services Group, Inc. 1999 Annual Report ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. for the annual meeting of shareholders to be held on April 25, 2000 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) of Regulation S-K.

TABLE OF CONTENTS

PART I                                                        Page
                                                             --------
Item 1        Business                                           2
Item 2        Properties                                         6
Item 3        Legal Proceedings                                  6
Item 4        Submission of Matters to a Vote of Security
                Holders                                          6
              Executive Officers of the Registrant               6

PART II
Item 5        Market for Registrant's Common Equity and
                Related Stockholder Matters                      6
Item 6        Selected Financial Data                            7
Item 7        Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                       7
Item 7A       Quantitative and Qualitative Disclosures
                About Market Risk                                7
Item 8        Financial Statements and Supplementary Data        7
Item 9        Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure                                       7

PART III
Item 10       Directors and Executive Officers of the
              Registrant                                         7
Item 11       Executive Compensation                             7
Item 12       Security Ownership of Certain Beneficial
                Owners and Management                            7
Item 13       Certain Relationships and Related
              Transactions                                       7

PART IV
Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                              8

SIGNATURES                                                       9

EXHIBIT INDEX                                                  E-1


PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. ("PNC" or "Corporation") has made and may continue to make forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. This report also includes forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere in this Report, the following factors, among others, could cause actual results to differ materially from forward-looking statements: increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in competitive conditions; the inability to sustain revenue and earnings growth; the inability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures; changes in economic conditions, interest rates and financial and capital markets; inflation; changes in investment performance; customer disintermediation; customer borrowing, repayment, investment and deposit practices; customer acceptance of PNC products and services; the inability of the Corporation or others to remediate year 2000 concerns; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

ITEM 1 - BUSINESS

BUSINESS OVERVIEW The PNC Financial Services Group, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and a financial holding company under the recently enacted Gramm-Leach-Bliley Act. PNC was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC has diversified its geographical presence and product capabilities through strategic bank and nonbank acquisitions and the formation of various nonbanking subsidiaries.

The Corporation is one of the largest diversified financial services companies in the United States operating regional banking, wholesale banking and asset management businesses that provide products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. At December 31, 1999, the Corporation's consolidated total assets, deposits and shareholders' equity were $75.4 billion, $46.7 billion and $5.9 billion, respectively. For information about principal acquisitions and divestitures and sale of subsidiary stock during 1999, see "Note 2 - Acquisitions and Divestitures" and "Note 3 - Sale of Subsidiary Stock" of the "Notes to Consolidated Financial Statements" included on page 67 of the Annual Report to Shareholders and incorporated herein by reference. Financial and other information by segment is included in "Note 23 - Segment Reporting" of the "Notes to Consolidated Financial Statements" included on pages 79 and 80 of the Annual Report to Shareholders and incorporated herein by reference.

REVIEW OF BUSINESSES The information relating to PNC Bank - Regional Banking, PNC Bank - Corporate Banking, PNC Secured Finance, PNC Mortgage, PNC Advisors, BlackRock and PFPC is set forth under the captions "Overview" and "Review of Businesses" in the "Financial Review" included on pages 36 through 45 of the Annual Report to Shareholders, and is incorporated herein by reference.

SUBSIDIARIES The corporate legal structure currently consists of four subsidiary banks and over 75 active nonbank subsidiaries. PNC Bank, National Association ("PNC Bank, N.A."), headquartered in Pittsburgh, Pennsylvania, is the Corporation's principal bank subsidiary. At December 31, 1999, PNC Bank, N.A. had consolidated total assets of $68.2 billion, representing approximately 90% of the Corporation's consolidated total assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                          Page of
                                                           Annual
                                                        Report to
                                                     Shareholders
-----------------------------------------------------------------
Average Consolidated Balance Sheet and Net Interest
   Analysis                                                86-87
Analysis of Year-to-Year Changes in Net Interest
   Income                                                     85
Book Values of Securities                                     68
Maturities and Weighted-Average Yield of Securities           69
Loan Types                                                    69
Loan Maturities and Interest Sensitivity                      89
Nonaccrual, Past Due and Restructured Loans            64 and 70
Potential Problem Loans                                       50
Summary of Loan Loss Experience                               88
Allocation of Allowance for Credit Losses                     88
Average Amount and Average Rate Paid on Deposits           86-87
Time Deposits of $100,000 or More                             89
Selected Consolidated Financial Data                          35
Short-Term Borrowings                                         89

RISK MANAGEMENT In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, liquidity, interest rate and market risk. To manage these risks, PNC has risk management processes designed to provide for risk identification, measurement, monitoring and control. Information relating to credit, liquidity, interest rate and market risk and the Corporation's risk management processes is set forth under the section "Risk Management" in the "Financial Review" included on pages 50 through 53 of the Annual Report to Shareholders, which is incorporated herein by reference.

EFFECT OF GOVERNMENTAL MONETARY AND OTHER POLICIES The activities and results of operations of bank holding companies and their subsidiaries are affected by monetary, tax and other policies of the United States government and its agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. It is not possible to predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Corporation's activities and results of operations.

IMPACT OF INFLATION The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are an important determinant of the Corporation's earnings. A discussion of interest rate risk is set forth under the caption "Interest Rate Risk" in the "Risk Management" section of the "Financial Review" included on page 52 of the Annual Report to Shareholders, and is incorporated herein by reference.

SUPERVISION AND REGULATION The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 17 - Regulatory Matters" of the "Notes to Consolidated Financial Statements" included on pages 73 and 74 of the Annual Report to Shareholders, ("Note 17 - Regulatory Matters"), which is incorporated herein by reference. These regulations cover, among other things, permissible activities and investments and dividend limitations on the Corporation and its subsidiaries, and consumer-related protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers.

As a bank holding company and, as discussed below, a "financial holding company," the Corporation is subject to supervision and regular inspection by the Federal Reserve Board. The Federal Reserve Board's prior approval is required whenever the Corporation proposes to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or to merge or consolidate with any other bank holding company. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 1999, the Corporation's principal bank subsidiary, PNC Bank, N.A., was rated "Outstanding" with respect to CRA; its other bank subsidiaries were rated "Satisfactory."

As a bank holding company, the Corporation may not, with certain exceptions, acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking corporation, may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of nonbanking corporations unless the Federal Reserve

Board determines such businesses and services to be closely related to banking.

The Gramm-Leach-Bliley Act ("GLB Act"), which was enacted on November 12, 1999, and portions of which became effective on March 11, 2000, permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with financial companies engaging in a broader range of activities than has previously been permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies, and companies engaged in other activities that are declared by the Federal Reserve Board, in cooperation with the Treasury Department, to be "financial in nature or incidental thereto" or are declared by the Federal Reserve Board unilaterally to be "complementary" to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized," is "well managed," and has at least a "Satisfactory" CRA rating. PNC became a financial holding company as of March 13, 2000.

The Federal Reserve Board is the umbrella supervisor of a financial holding company. The GLB Act requires the Federal Reserve Board to defer to the actions and requirements of the "functional" regulators of subsidiary broker-dealers, investment managers, investment companies, insurance underwriters and brokers, banks and other regulated institutions. Thus, the various state and federal regulators of a financial holding company's subsidiaries retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve Board has the potential to affect the operations and activities of a financial holding company's subsidiaries through its authority over the financial holding company parent. In addition, the Federal Reserve Board retains back-up regulatory authority over functionally regulated subsidiaries, such as broker-dealers and banks, to intervene directly in the affairs of the subsidiaries for specific reasons.

The Corporation's subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, including such federal agencies as the Office of the Comptroller of the Currency ("OCC") with respect to PNC Bank, N.A. and PNC Advisors, N.A., the Federal Deposit Insurance Corporation ("FDIC") with respect to PNC Bank, Delaware, and the Office of Thrift Supervision with respect to PNC Bank, FSB. One aspect of this regulation is that the Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to the Corporation. These dividends constitute the Corporation's principal source of income. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $489 million at December 31, 1999. The Corporation's subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and nonbank affiliates as discussed in "Note 17 - Regulatory Matters."

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with the "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

Subsidiary banks are also limited by law and regulation in the scope of permitted activities and investments. Subsidiary banks and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. The GLB Act, however, permits a national bank, such as PNC Bank, N.A., to engage in expanded activities through the formation of a "financial subsidiary." PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and may thus engage in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. and each of its depository institution affiliates must be "well capitalized" and "well managed," and may not have a less than "satisfactory" CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank's total assets. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A., must also have issued debt with a certain rating.

A financial holding company or national bank engaging in activities permitted under the GLB Act can be subject to various corrective actions by the FRB or OCC, respectively, if the "well capitalized" or "well managed" requirements noted above are not met. These corrective actions could include requiring divestiture of the activities conducted in reliance on the GLB Act. In addition, if the CRA rating requirements discussed above are not met, the financial holding company or national bank would not be permitted to engage in new activities, or to make new investments, in reliance on the GLB Act.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 1999, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized." Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Financial Review" on page 49 of the Annual Report to Shareholders, which is incorporated herein by reference.

All of the Corporation's subsidiary banks have deposits insured by the FDIC and are subject to premium assessments. The FDIC assessment is based upon the institution's relative risk as measured by regulatory capital ratios and certain other factors. Under current regulations, the Corporation's subsidiary banks are not assessed a premium on deposits insured by either the Bank Insurance Fund or the Savings Association Insurance Fund. However, insured depository institutions continue to pay premiums based upon deposit levels to service debt issued by a governmental entity.

The Corporation's subsidiary banks are subject to "cross-guarantee" provisions under federal law that provide that if one of these banks fails or requires FDIC assistance, the FDIC may assess a "commonly-controlled" bank for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates, such as the Corporation.

The Corporation's subsidiaries are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal and state agencies. The Corporation's six registered broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and either by the OCC or the Federal Reserve Board. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., among others. Two subsidiaries are registered as commodity pool operators with the Commodity Futures Trading Commission and the National Futures Association, and are subject to regulation by them. Several subsidiaries that are registered investment advisers are subject to regulation by the SEC and other agencies. Several subsidiaries also provide investment advisory and other services to registered investment companies and thus are subject to certain obligations under the Investment Company Act of 1940, as amended.

The rules governing the regulation of financial services institutions and their holding companies are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

COMPETITION The Corporation and its subsidiaries are subject to intense competition from various financial institutions and from "nonbank" entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. This is particularly true as the Corporation expands nationally beyond its primary geographic footprint, where expansion requires significant investments to penetrate new markets and respond to competition, and as the Corporation and other entities expand their activities pursuant to the GLB Act, as discussed above.

In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other nonbank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broad range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. The Corporation's subsidiary banks compete for deposits with not only other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies and issuers of commercial paper and other securities, including mutual funds. Various nonbank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms. In providing asset management services, the Corporation's subsidiaries compete with many large banks and other financial institutions, brokerage firms, mutual fund complexes, investment management firms and insurance companies.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's businesses consistently must make technological investments to remain competitive.

EMPLOYEES Average full-time equivalent employees totaled approximately 25,600 in 1999, and were approximately 27,200 in December 1999.

ITEM 2 - PROPERTIES

The executive and administrative offices of the Corporation and PNC Bank, N.A. are located at One PNC Plaza, 249 Fifth Avenue Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N.A. The Corporation and PNC Bank, N.A. occupy all of the building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, 620 Liberty Avenue, Pittsburgh, Pennsylvania, that houses additional office space. PNC Bank, N.A. has operations centers in Pittsburgh and Philadelphia, Pennsylvania. A new facility is presently under construction for the Pittsburgh operations center, with completion expected in 2000. The Philadelphia operations center is located in a leased facility.

The Corporation's subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate.

Additional information pertaining to the Corporation's properties is set forth in "Note 10 - Premises, Equipment and Leasehold Improvements" of the "Notes to Consolidated Financial Statements" included on page 71 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

The information set forth in "Note 25 - Litigation" of the "Notes to Consolidated Financial Statements" included on page 81 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning each executive officer of the Corporation as of March 15, 2000 is set forth below. Each executive officer held the position indicated or another senior executive position with the same entity or one of its affiliates or a predecessor corporation for the past five years.

                                                                           Year
Name                         Age    Position with Corporation        Employed(1)

-------------------------------------------------------------------------------

Thomas H. O'Brien (2) (3)    63      Chairman, Chief Executive          1962
                                       Officer and Director

James E. Rohr  (2) (3)       51      President, Chief Operating         1972
                                       Officer and Director

Walter E. Gregg, Jr. (2)     58      Vice Chairman and Director         1974

Joseph C. Guyaux             49      Executive Vice President           1972
                                       and Chief Executive Officer,
                                       PNC Bank - Regional
                                       Community Banking

Robert L. Haunschild         50      Senior Vice President and          1990
                                       Chief Financial Officer

Ralph S. Michael III         45      Executive Vice President           1979
                                       and Chief Executive
                                       Officer, PNC Bank -
                                       Corporate Banking

Thomas E. Paisley III        52      Senior Vice President and          1972
                                       Chairman, Corporate
                                       Credit Policy Committee

Samuel R. Patterson          41      Controller                         1986

Helen P. Pudlin              50      Senior Vice President and          1989
                                       General Counsel

Bruce E. Robbins (4)         55      Executive Vice President           1973
                                       and Chief Executive
                                       Officer, PNC Secured
                                       Finance

Thomas K. Whitford           44      Executive Vice President           1983
                                       and Chief Executive
                                       Officer, PNC Advisors


(1) Where applicable, refers to year first employed by predecessor company or acquired company.

(2)      Office of the Chairman member.

(3) Mr. O'Brien will retire as Chief Executive Officer effective May 1, 2000, but not as Chairman of the Board. Mr. Rohr will become Chief Executive Officer effective May 1, 2000 and will retain the title of President.

(4)      Mr. Robbins will retire effective June 30, 2000.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC." At the close of business on February 29, 2000, there were 60,407 common shareholders of record.

Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and nonbank subsidiaries to upstream dividends to the parent company). The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without its approval. Further discussion concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company is set forth under the caption "Supervision and Regulation" in Part I, Item 1 of this Form 10-K, under the caption "Liquidity Risk" in the "Risk Management" section of the "Financial Review" on pages 51 and 52 of the Annual Report to Shareholders, and in "Note 17 - Regulatory Matters", which are incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on the inside back cover of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in the "Financial Review" on page 35 and the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the "Statistical Information" on pages 86 and 87 of the Annual Report to Shareholders is incorporated herein by reference. Average common shareholders' equity to average assets for the Corporation was 7.43%, 7.06%, 7.31%, 8.11% and 7.64% for 1999, 1998, 1997, 1996
and 1995, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Corporation's financial condition and results of operations set forth under the section "Financial Review" on pages 35 through 57 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the captions "Interest Rate Risk," "Market Risk" and "Financial Derivatives" in the "Financial Review" on pages 52 through 55 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 59, 60 through 63, 64 through 83, and 84, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no reportable events.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and nominees required by this item is set forth under the caption "Election of Directors - Information Concerning Nominees" in the Proxy Statement and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers," excluding the "Personnel and Compensation Committee Report on Executive Compensation," in the Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Directors, Nominees and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Transactions Involving Directors, Nominees and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.

                                                         Page of
                                                          Annual
                                                       Report to
Financial Statements                                Shareholders
----------------------------------------------------------------

Report of Ernst & Young LLP, Independent Auditors            59
Consolidated Statement of Income for the three
    years ended December 31, 1999                            60
Consolidated Balance Sheet as of December 31, 1999
    and 1998                                                 61
Consolidated Statement of Shareholders' Equity
    for the three years ended December 31, 1999              62
Consolidated Statement of Cash Flows for the
    three years ended December 31, 1999                      63
Notes to Consolidated Financial Statements                64-83
Selected Quarterly Financial Data                            84
----------------------------------------------------------------

No financial statement schedules are being filed.

REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the quarter ended December 31, 1999.

Form 8-K dated October 20, 1999, filing an earnings release reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1999, and information on the Corporation's businesses for the nine months ended September 30, 1999 and 1998.

Form 8-K dated October 26, 1999, reporting on entering into an underwriting agreement with respect to the public offering of $400,000,000 of 7.50% subordinated notes due 2009 and on the form of the notes and related guarantee.

EXHIBITS The exhibits listed on the Exhibit Index on pages E-1 and E-2 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, The PNC Financial Services Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)

By:      /s/ Robert L. Haunschild
---------------------------------------------------
      Robert L. Haunschild, Senior Vice President
      and Chief Financial Officer
      March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 27, 2000.



Signature                                                         Capacities
----------------------------------------------------              ----------------------------------------------------

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


/s/ Samuel R. Patterson                                           Controller
----------------------------------------------------                 (Principal Accounting Officer)
Samuel R. Patterson


* Paul W. Chellgren; Robert N. Clay; George A.                    Directors
Davidson, Jr.; David F. Girard-diCarlo; Walter E.
Gregg, Jr.; William R. Johnson; Bruce C. Lindsay;
W. Craig McClelland; Jane G. Pepper; Jackson H.
Randolph; James E. Rohr; Roderic H. Ross; Richard
P. Simmons; Thomas J. Usher; Milton A. Washington;
and Helge H. Wehmeier



*By:      /s/ Thomas R. Moore
          ------------------------------------------
          Thomas R. Moore, Attorney-in-Fact,
            pursuant to Powers of Attorney filed
            herewith

                                  EXHIBIT INDEX

Exhibit
No.                                      Description                                          Method of Filing +
----------------------------------------------------------------------------------------------------------------------------

  3.1        Articles of Incorporation of the Corporation, as amended and         Filed herewith.
                 restated as of March 14, 2000.

  3.2        By-Laws of the Corporation, as amended.                              Incorporated herein by reference to Exhibit
                                                                                    99.2 of the Corporation's Current Report
                                                                                    on Form 8-K dated January 15, 1998.

  4.1 There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries upon request.

  4.2        Terms of $1.80 Cumulative Convertible Preferred Stock, Series A.     Included as part of Exhibit 3.1.

  4.3        Terms of $1.80 Cumulative Convertible Preferred Stock, Series B.     Included as part of Exhibit 3.1.

  4.4        Terms of $1.60 Cumulative Convertible Preferred Stock, Series C.     Included as part of Exhibit 3.1.

  4.5        Terms of $1.80 Cumulative Convertible Preferred Stock, Series D.     Included as part of Exhibit 3.1.

  4.6        Terms of Fixed/Adjustable Rate Noncumulative Preferred Stock,        Included as part of Exhibit 3.1.
                 Series F.

 10.1        The Corporation's Supplemental Executive Retirement Plan, as         Filed herewith. *
                 amended as of January 1, 1999.

 10.2        The Corporation's ERISA Excess Pension Plan, as amended as of        Filed herewith. *
                 January 1, 1999.

 10.3        The Corporation's Key Executive Equity Program, as amended as of     Filed herewith. *
                 January 1, 1999.

 10.4        The Corporation's Supplemental Incentive Savings Plan, as amended    Filed herewith. *
                 as of January 1, 1999.

 10.5        The Corporation's 1997 Long-Term Incentive Award Plan.               Incorporated herein by reference to
                                                                                    Exhibit 4.3 to Post-Effective Amendment
                                                                                    No. 1 to the Corporation's Registration
                                                                                    Statement No. 33-54960 on Form S-8 filed
                                                                                    with the SEC on April 25, 1997.*

 10.6        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.   Incorporated herein by reference to Exhibit
                                                                                    10.6 of the Corporation's Annual Report on
                                                                                    Form 10-K for the year ended December 31,
                                                                                    1997 ("1997 Form 10-K").*

 10.7        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan    Incorporated herein by reference to Exhibit
                 for options granted on or after February 17, 1999.                 10.8 of the Corporation's Annual Report on
                                                                                    Form 10-K for the year ended December 31,
                                                                                    1998.*

 10.8        Form of Addendum to Nonstatutory Stock Option Agreement relating     Incorporated herein by reference to Exhibit
                 to Reload Nonstatutory Stock Options.                              10.8 of the Corporation's 1997 Form 10-K.*

 10.9        Form of Reload Nonstatutory Stock Option Agreement.                  Incorporated herein by reference to Exhibit
                                                                                    10.9 of the Corporation's 1997 Form 10-K.*

 10.10       The Corporation's 1996 Executive Incentive Award Plan.               Incorporated herein by reference to Exhibit 10.2
                                                                                    of the Corporation's Quarterly Report on Form
                                                                                    10-Q for the quarter ended September 30, 1996.*

 10.11       PNC Bank Corp. and Affiliates Deferred Compensation Plan, as         Filed herewith.*
                 amended as of January 1, 1999.

 10.12       Form of Change in Control Severance Agreement.                       Incorporated herein by reference to Exhibit 10.17
                                                                                    of the Corporation's Annual Report on Form 10-K
                                                                                    for the year ended December 31, 1996 ("1996 Form
                                                                                    10-K").*

 10.13       1992 Director Share Incentive Plan.                                  Filed herewith.*

 10.14       The Corporation's Directors Deferred Compensation Plan.              Incorporated by reference to Exhibit 10.1 of the
                                                                                    Corporation's Quarterly Report on Form 10-Q for
                                                                                    the Quarter ended September 30, 1996.*

 10.15       The Corporation's Outside Directors Deferred Stock Unit Plan         Filed herewith.*

 10.16       Amended and Restated Trust Agreement between the Corporation,        Incorporated herein by reference to Exhibit 10.18
                 as Settlor, and Hershey Trust Company, as successor                of the Corporation's 1996 Form 10-K.*
                 Trustee to NationsBank, N.A., Trustee.

 12.1        Computation of Ratio of Earnings to Fixed Charges.                   Filed herewith.

 12.2        Computation of Ratio of Earnings to Fixed Charges and                Filed herewith.
                 Preferred Dividends.

 13          Excerpts from the Corporation's Annual Report to Shareholders        Filed herewith.
                 for the year ended December 31, 1999. Such Annual Report,
                 except for the portions thereof that are expressly
                 incorporated by reference herein, is furnished for
                 information of the SEC only and is not deemed to be
                 "filed" as part of this Form 10-K.

 21          Schedule of Certain Subsidiaries of the Corporation.                 Filed herewith.

 23          Consent of Ernst & Young LLP, independent auditors for the           Filed herewith.
                 Corporation.

 24          Powers of Attorney.                                                  Filed herewith.

 27          Financial Data Schedule.                                             Filed herewith.


----------------------------------------------------------------------
+ Incorporated  document references to filings by the Corporation are to SEC
     File No. 1-9718.

* Denotes management contract or compensatory plan.