Form 10-Q
period 2000-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2000-05-15
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                 For the quarterly period ended March 31, 2000




Page 1 represents a portion of the first quarter 2000 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page ___.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                                                  1999               1999
Three months ended March 31 - dollars in millions, except per share data       2000               Core           Reported
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
   Net interest income (taxable-equivalent basis)                              $565               $664               $664
   Noninterest income                                                           789                583                731
   Total revenue                                                              1,354              1,247              1,395
Net income                                                                      308                293                325
Cash earnings*                                                                  337                312                344
Per common share
   Basic earnings                                                              1.04                .95               1.06
   Diluted earnings                                                            1.03                .94               1.05
   Diluted cash earnings*                                                      1.13               1.01               1.11
   Cash dividends declared                                                      .45                .41                .41

*Excluding amortization of goodwill

--------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on
   Average common shareholders' equity                                        21.71%             20.63%             22.94%
   Average assets                                                              1.66               1.54               1.71
Net interest margin                                                            3.46               3.86               3.86
Noninterest income to total revenue                                           58.27              46.75              52.40
Efficiency **                                                                 57.36              52.06              53.45

** Excluding amortization, distributions on capital securities and residential mortgage banking risk management activities

==========================================================================================================================

                                                                           March 31        December 31           March 31
Dollars in millions, except per share data                                     2000               1999               1999
--------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCE SHEET DATA
Assets                                                                      $74,307            $75,413            $74,868
Earning assets                                                               64,065             64,671             66,710
Loans, net of unearned income                                                50,653             50,046             52,800
Securities available for sale                                                 7,666              7,611              9,170
Loans held for sale                                                           4,648              5,798              3,599
Deposits                                                                     46,701             46,668             45,799
Borrowed funds                                                               18,094             19,347             19,935
Shareholders' equity                                                          6,039              5,946              5,931
Common shareholders' equity                                                   5,726              5,633              5,617
Book value per common share                                                   19.68              19.23              18.78

CAPITAL RATIOS
Leverage                                                                       6.67%              6.61%              7.28%
Common shareholders' equity to total assets                                    7.71               7.47               7.50

ASSET QUALITY RATIOS
Nonperforming assets to total loans, loans held
   for sale and foreclosed assets                                               .64%               .61%               .58%
Allowance for credit losses to total loans                                     1.33               1.35               1.27
Allowance for credit losses to nonaccrual loans                              219.54             225.42             230.93
Net charge-offs to average loans                                                .25                .23                .56

==========================================================================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                        1

Financial Review


This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. and subsidiaries' ("Corporation" or "PNC") unaudited Consolidated Financial Statements included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1999 Annual Report.

OVERVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
The Corporation is one of the largest diversified financial services companies in the United States operating regional banking, corporate banking, secured finance, asset management and mortgage banking businesses that provide products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

Financial services organizations today are challenged to demonstrate that they can generate sustainable and consistent earnings growth in an increasingly competitive and volatile environment. PNC has responded to these challenges by transitioning to a diversified national financial services organization driven by businesses that are increasingly national in scope and less balance sheet dependent. Increasing contributions from fee-based businesses including asset management, processing and private banking have enhanced PNC's revenue and earnings mix. In addition, the Corporation seeks to enhance consolidated value by leveraging technology, information, branding, marketing and financial resources across all businesses.

As part of this transition, the Corporation implemented a number of initiatives designed to reshape the traditional bank franchise as well as grow non-traditional, largely fee-based businesses with greater growth potential that are national in scope. These include the sale of the credit card business, exiting certain non-strategic wholesale lending businesses and the continued downsizing of the indirect automobile lending portfolio. PNC also acquired Investor Services Group ("ISG"). The combination of ISG with PFPC, the Corporation's investment servicing subsidiary, created one of the nation's leading full-service processors for pooled investment products.

As a result, PNC's noninterest income increased to 58% of total revenue for the first quarter of 2000. These actions have also resulted in a reduction in the loan to deposit ratio to 108% at March 31, 2000 from 121% prior to the implementation of these initiatives at September 30, 1998.


SUMMARY FINANCIAL RESULTS
Consolidated net income for the first three months of 2000 was $308 million or $1.03 per diluted share, a 10% increase compared with core earnings per diluted share for the first quarter of 1999. Return on average common shareholders' equity was 21.71% and return on average assets was 1.66% for the first quarter of 2000 compared with core returns of 20.63% and 1.54%, respectively, a year ago. Cash earnings per diluted share, which exclude goodwill amortization, were $1.13 for the first quarter of 2000, a 12% increase compared with core cash earnings per diluted share a year ago.

Reported earnings for the first quarter of 1999 were $325 million or $1.05 per diluted share. Core earnings per diluted share were $.94 and core cash earnings per diluted share were $1.01 in the first quarter of 1999. Core earnings exclude $290 million of gains on the sales of the credit card business and an equity interest in Electronic Payment Services, Inc. ("EPS") that were partially offset by $142 million of valuation adjustments associated with exiting certain non-strategic wholesale lending businesses and $98 million of costs related to efficiency initiatives in 1999.

Taxable-equivalent net interest income was $565 million for the first quarter of 2000, a $99 million decrease compared with the first quarter of 1999. The net interest margin was 3.46% for the first quarter of 2000 compared with 3.86% in the first quarter of 1999. The decreases were primarily due to the downsizing of certain credit-related businesses in 1999 and funding costs related to the ISG acquisition.

The provision for credit losses of $31 million in the first quarter of 2000 was equal to net charge-offs.

Noninterest income was $789 million for the first quarter of 2000, a $206 million or 35% increase in the quarter-to-quarter comparison, excluding noncore items in 1999. The increase was primarily driven by strong growth in fee-based businesses, the impact of the ISG acquisition and higher equity management revenue.

Noninterest expense was $847 million and the efficiency ratio was 57.4% in the first quarter of 2000 compared with $725 million and 52.1%, respectively, in the first quarter of 1999, excluding noncore items. The quarter-to-quarter increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth.

Total assets were $74.3 billion at March 31, 2000 compared with $75.4 billion at December 31, 1999. The decrease was primarily due to lower commercial and residential mortgage loans held for sale.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


Shareholders' equity totaled $6.0 billion, the leverage ratio was 6.67% and Tier I and total risk-based capital ratios were 7.25% and 11.34%, respectively, at March 31, 2000.

Overall asset quality remained relatively stable during the first quarter of 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .64% at March 31, 2000 compared with .61% at December 31, 1999. Nonperforming assets were $355 million at March 31, 2000 compared with $338 million at December 31, 1999. The allowance for credit losses was $674 million and represented 1.33% of period-end loans and 220% of nonaccrual loans at March 31, 2000. The comparable amounts were 1.35% and 225%, respectively, at December 31, 1999. Net charge-offs were $31 million or .25% of average loans in the first quarter of 2000 compared with $30 million or .23%, respectively, in the fourth quarter of 1999.

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ from historic performance.

In addition to factors previously disclosed by the Corporation and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historic performance: increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to sustain revenue and earnings growth; the inability to realize cost savings or revenues and implement integration plans associated with acquisitions and divestitures; economic conditions; changes in interest rates and financial and capital markets; inflation; investment performance; customer disintermediation; customer borrowing, repayment, investment and deposit practices; customer acceptance of PNC products and services; and the impact, extent and timing of technological changes, capital management activities, and actions of the Federal Reserve Board and legislative and regulatory actions and reforms.



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

REVIEW OF BUSINESSES

PNC operates eight major businesses engaged in regional banking, corporate banking, secured finance, asset management, and mortgage banking activities:
Regional Banking, Corporate Banking, PNC Real Estate Finance, PNC Business Credit, PNC Advisors, BlackRock, PFPC and PNC Mortgage.

Business results are based on PNC's management accounting practices and the Corporation's current management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented as if each business operated on a stand-alone basis.

The presentation of business results was changed during the first quarter of 2000 to reflect the Corporation's current operating strategy and recent organizational changes. Middle market and equipment leasing activities (previously included in Regional Banking) are reported in Corporate Banking. In addition, PNC Real Estate Finance and PNC Business Credit are reported separately within PNC Secured Finance. Regional real estate lending activities (previously included in Regional Banking) are reported in PNC Real Estate Finance. Business financial results for the first quarter of 2000 and 1999 are presented consistent with this structure.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated to the businesses based on risk inherent in the loan portfolios. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated financial results primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in Other.


RESULTS OF BUSINESSES

                                                                                            Return on
                                                Earnings              Revenue *          Assigned Capital        Average Assets
                                         ----------------------- --------------------- --------------------- ----------------------
Three months ended March 31 - dollars         2000         1999       2000       1999    2000      1999            2000      1999
in millions
----------------------------------------- --------- ------------ ---------- ---------- --------- ----------- ----------- ----------
PNC Bank
  Regional Banking                            $129         $116       $477        473      20%       19%        $37,866    $37,525
  Corporate Banking                             64           54        214        172      22        19          15,950     15,679
---------------------------------------- ---------- ------------ ---------- ----------                       ----------- ----------
     Total PNC Bank                            193          170        691        645      21        19          53,816     53,204
PNC Secured Finance
  PNC Real Estate Finance                       13           15         46         48      14        15           5,382      5,634
  PNC Business Credit                           13            8         28         18      38        30           2,084      1,597
---------------------------------------- ---------- ------------ ---------- ----------                       ----------- ----------
     Total PNC Secured Finance                  26           23         74         66      20        18           7,466      7,231
Asset Management
  PNC Advisors                                  41           36        204        179      30        26           3,598      3,249
  BlackRock                                     19           12        108         88      26        43             388        400
  PFPC                                           6           11        165         54      12        44           1,603        268
---------------------------------------- ---------- ------------ ---------- ----------                       ----------- ----------
     Total Asset Management                     66           59        477        321      25        31           5,589      3,917
PNC Mortgage                                     6           11         76        101       6        10           6,333      7,084
---------------------------------------- ---------- ------------ ---------- ----------                       ----------- ----------
     Total businesses                          291          263      1,318      1,133      20        20          73,204     71,436
Other                                           17           30         36        114                             1,473      5,522
---------------------------------------- ---------- ------------ ---------- ----------                       ----------- ----------
     Total consolidated - core                 308          293      1,354      1,247      22        21          74,677     76,958
Gain on sale of credit card business                        125                   193
Gain on sale of equity interest in EPS                       63                    97
Wholesale lending repositioning                             (92)                 (142)
Costs related to efficiency initiatives                     (64)
---------------------------------------- ---------- ------------ ---------- ---------- --------- ----------- ----------- ----------
     Total consolidated - reported            $308        $ 325     $1,354     $1,395      22        23         $74,677    $76,958
---------------------------------------- ---------- ------------ ---------- ---------- --------- ----------- ----------- ----------

* Taxable-equivalent basis


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


REGIONAL BANKING

Three months ended March 31 -
dollars in millions                             2000        1999
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $344        $352
Noninterest income                               133         121
------------------------------------------------------------------
   Total revenue                                 477         473
Provision for credit losses                       12          18
Noninterest expense                              264         271
------------------------------------------------------------------
   Pretax earnings                               201         184
Income taxes                                      72          68
------------------------------------------------------------------
   Earnings                                     $129        $116
------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $5,252      $5,055
    Indirect                                   1,435       2,287
    Education                                     97       1,348
    Other consumer                               786         672
------------------------------------------------------------------
     Total consumer                            7,570       9,362
   Commercial                                  3,725       3,771
   Residential mortgage                       11,603      11,125
   Other                                       1,320       1,188
------------------------------------------------------------------
      Total loans                             24,218      25,446
Securities available for sale                  5,676       4,822
Loans held for sale                            1,429
Assigned assets and other assets               6,543       7,257
------------------------------------------------------------------
   Total assets                              $37,866     $37,525
------------------------------------------------------------------

Deposits
   Noninterest-bearing demand                 $4,594      $5,224
   Interest-bearing demand                     5,274       4,607
   Money market                                9,482       8,422
   Savings                                     2,077       2,460
   Certificates                               13,611      13,679
------------------------------------------------------------------
     Total net deposits                       35,038      34,392
Other liabilities                                274         601
Assigned capital                               2,554       2,532
------------------------------------------------------------------
   Total funds                               $37,866     $37,525
------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        20%         19%
Noninterest income to total revenue               28          26
Efficiency                                        53          55
==================================================================

Regional Banking provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic footprint.

Regional Banking's strategic focus is on driving sustainable revenue growth while aggressively managing the revenue/expense relationship. Regional Banking utilizes knowledge-based marketing capabilities to analyze customer demographic information, transaction histories and delivery preferences to develop customized banking packages focused on improving customer satisfaction and profitability.

Regional Banking has also invested heavily in building a sales culture and infrastructure while improving efficiency. Capital investments have been redistributed strategically with a greater proportion going towards the development of alternative delivery capabilities consistent with customer preferences.

Regional Banking contributed 45% of total business earnings for the first three months of 2000 compared with 44% for the first three months of 1999. Earnings increased 11% to $129 million for the first three months of 2000 and performance ratios improved.

Total revenue was $477 million for the first three months of 2000 compared with $473 million for the first three months of 1999. The increase was primarily due to a $12 million or 10% increase in noninterest income that was driven by higher consumer service and brokerage fees, partially offset by the downsizing of the indirect automobile lending portfolio and the comparative impact of branch sales in 1999.

Consumer loans declined primarily due to the continued downsizing of the indirect automobile lending portfolio as well as the decision to sell education loans in repayment that were reclassified to held for sale. Interest-bearing demand and money market deposits increased $1.7 billion or 13% primarily due to the impact of strategic marketing initiatives, which reflects PNC's focus on deepening customer relationships.

Regional Banking engages in credit and deposit activities that are affected by, among other things, economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

CORPORATE BANKING

Three months ended March 31 -
dollars in millions                              2000      1999
-----------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                            $99       $88
Noncredit revenue                                 115        84
-----------------------------------------------------------------
   Total revenue                                  214       172
Provision for credit losses                        15         3
Noninterest expense                               101        84
-----------------------------------------------------------------
   Pretax earnings                                 98        85
Income taxes                                       34        31
-----------------------------------------------------------------
   Earnings                                       $64       $54
-----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Middle market                               $5,545    $5,469
   Specialized industries                       3,814     4,064
   Large corporate                              2,684     2,573
   Leasing                                      1,719     1,288
   Other                                          247       430
-----------------------------------------------------------------
     Total loans                               14,009    13,824
Other assets                                    1,941     1,855
-----------------------------------------------------------------
   Total assets                               $15,950   $15,679
-----------------------------------------------------------------

Net deposits                                   $4,526    $4,371
Assigned funds and other liabilities           10,228    10,132
Assigned capital                                1,196     1,176
-----------------------------------------------------------------
   Total funds                                $15,950   $15,679
-----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                         22%       19%
Noncredit revenue to total revenue                 54        49
Efficiency                                         47        48
=================================================================

Corporate Banking provides specialized credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

The strategic focus for Corporate Banking is to emphasize higher-margin noncredit products and services, especially treasury management and capital markets, as well as disciplined balance sheet growth primarily driven through the expansion of equipment leasing.

Corporate Banking made the decision to exit certain non-strategic wholesale lending businesses during 1999. These activities are excluded from business results in both periods and reported in Other.


Corporate Banking contributed 22% of total business earnings for the first three months of 2000 compared with 21% for the first three months of 1999. Earnings increased $10 million or 19% to $64 million for the first three months of 2000 and performance ratios improved.

Total revenue of $214 million for the first three months of 2000 increased $42 million or 24% compared with the first three months of 1999. Credit-related revenue increased 13% in the quarter-to-quarter comparison driven by higher loans in the middle market, large corporate and leasing segments. Noncredit revenue, which includes noninterest income and the benefit of compensating balances received in lieu of fees, was $115 million for the first three months of 2000, a $31 million or 37% increase compared with the first three months of 1999 primarily driven by increases in treasury management and capital markets fees, as well as revenue associated with equity investments. Noncredit revenue comprised 54% of total revenue for the first three months of 2000 reflecting the emphasis on sales of fee-based products.

The provision for credit losses was $15 million for the first three months of 2000, a $12 million increase compared with the prior-year quarter due to a higher level of net charge-offs.

The increase in noninterest expense in the quarter-to-quarter comparison was commensurate with revenue growth.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related revenue is included in the results of those businesses. Consolidated revenue from treasury management was $85 million for the first three months of 2000, a 20% increase compared with the first three months of 1999. Consolidated revenue from capital markets was $34 million for the first three months of 2000, a 34% increase compared with the first three months of 1999.

Corporate Banking engages in credit and capital markets activities that are impacted by, among other things, economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


PNC REAL ESTATE FINANCE

Three months ended March 31 -
dollars in millions                              2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $27      $30
Noninterest income
   Net commercial mortgage banking                 12        9
   Other                                            7        9
----------------------------------------------------------------
     Total noninterest income                      19       18
----------------------------------------------------------------
   Total revenue                                   46       48
Provision for credit losses
Noninterest expense                                35       29
----------------------------------------------------------------
   Pretax earnings                                 11       19
Income taxes                                       (2)       4
----------------------------------------------------------------
   Earnings                                       $13      $15
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $2,019   $2,390
   Commercial real estate                       2,438    2,530
----------------------------------------------------------------
     Total loans                                4,457    4,920
Commercial mortgages held for sale                 99       62
Other assets                                      826      652
----------------------------------------------------------------
   Total assets                                $5,382   $5,634
----------------------------------------------------------------

Deposits                                         $226     $199
Assigned funds and other liabilities            4,770    5,035
Assigned capital                                  386      400
----------------------------------------------------------------
   Total funds                                 $5,382   $5,634
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                         14%      15%
Noninterest income to total revenue                41       38
Efficiency                                         61       48
================================================================

PNC Real Estate Finance provides credit, capital markets, treasury management and loan servicing products and services to private developers, real estate investment trusts, pension funds and the affordable housing market nationally.

Over the past several years, through customer segmentation and strategic acquisitions, PNC Real Estate Finance has redeployed capital historically assigned to lending activities in PNC's primary geographic markets to fee-based businesses focused on loan servicing and securitization on a national basis.

PNC Real Estate Finance made the decision to exit the cyclical mortgage warehouse lending business and certain non-strategic commercial real estate portfolios at the end of 1999. These activities are excluded from business results in both periods and reported in Other.

PNC Real Estate Finance contributed 4% of total business earnings for the first three months of 2000 compared with 6% for the first three months of 1999. Earnings were $13 million for the first three months of 2000 compared with $15 million for the first three months of 1999.

Total revenue was $46 million for the first three months of 2000 compared with $48 million for the first three months of 1999 as increases in treasury management, affordable housing and commercial mortgage servicing fees in 2000 were more than offset by the comparative impact of gains from workout activities in 1999. There were no gains from commercial mortgage-backed securitizations in the first quarter of 2000 or 1999.

Noninterest expense was $35 million for the first three months of 2000 compared with $29 million in the same period last year. The increase was primarily due to passive losses on low income housing equity investments, the comparative impact of legal expense recoveries from loan workout activities in 1999 and investments in technology to support the loan servicing platform. The increase in passive losses on low income housing investments was more than offset by related tax credits that resulted in an income tax benefit for the first three months of 2000.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      2000     1999
----------------------------------------------------------------
January 1                                         $45      $39
Acquisitions/additions                              3        4
Repayments/transfers                               (2)      (3)
----------------------------------------------------------------
   March 31                                       $46      $40
================================================================

At March 31, 2000, the commercial mortgage servicing portfolio was $46 billion, a 15% increase compared with March 31, 1999.

PNC Real Estate Finance engages in credit and capital markets activities that are impacted by, among other things, economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

PNC BUSINESS CREDIT

Three months ended March 31 -
dollars in millions                              2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $24      $16
Noninterest income                                  4        2
----------------------------------------------------------------
   Total revenue                                   28       18
Provision for credit losses
Noninterest expense                                 7        6
----------------------------------------------------------------
   Pretax earnings                                 21       12
Income taxes                                        8        4
----------------------------------------------------------------
   Earnings                                       $13       $8
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                          $1,999   $1,565
Other assets                                       85       32
----------------------------------------------------------------
   Total assets                                $2,084   $1,597
----------------------------------------------------------------

Deposits                                          $44      $41
Assigned funds and other liabilities            1,902    1,447
Assigned capital                                  138      109
----------------------------------------------------------------
   Total funds                                 $2,084   $1,597
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                         38%      30%
Noninterest income to total revenue                14       11
Efficiency                                         21       28
================================================================

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers on a national basis.

PNC Business Credit's strategic focus is to build scale in this business through the disciplined expansion of existing offices as well as the addition of new marketing locations.

PNC Business Credit contributed 4% of total business earnings for the first three months of 2000 compared with 3% for the first three months of 1999. Earnings increased $5 million or 63% to $13 million for the first three months of 2000 compared with the first three months of 1999.

Revenue was $28 million for the first three months of 2000, a $10 million or 56% increase compared with the first three months of 1999 primarily due to the impact of higher loan outstandings associated with the strategic expansion of this business.

Noninterest expense was $7 million and the efficiency ratio improved to 21% for the first three months of 2000 compared with $6 million and 28%, respectively, in the same period last year. The return on assigned capital improved to 38% for the first three months of 2000 due to strong revenue growth and improved efficiency.

PNC Business Credit engages in credit and capital markets activities that are impacted by, among other things, economic and financial market conditions. Accordingly, changes in the economy or financial markets could impact asset quality and results of operations.



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


PNC ADVISORS

Three months ended March 31 -
dollars in millions                             2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                              $35      $33
Noninterest income
   Investment management and trust               100       94
   Brokerage                                      50       36
   Other                                          19       16
----------------------------------------------------------------
     Total noninterest income                    169      146
----------------------------------------------------------------
   Total revenue                                 204      179
Provision for credit losses                        3        1
Noninterest expense                              135      120
----------------------------------------------------------------
   Pretax earnings                                66       58
Income taxes                                      25       22
----------------------------------------------------------------
   Earnings                                      $41      $36
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                         $978   $1,004
   Consumer                                      954      952
   Commercial                                    658      621
   Other                                         552      255
----------------------------------------------------------------
     Total loans                               3,142    2,832
Other assets                                     456      417
----------------------------------------------------------------
   Total assets                               $3,598   $3,249
----------------------------------------------------------------

Deposits                                      $2,084   $2,431
Assigned funds and other liabilities             967      262
Assigned capital                                 547      556
----------------------------------------------------------------
   Total funds                                $3,598   $3,249
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        30%      26%
Noninterest income to total revenue               83       82
Efficiency                                        65       66
================================================================

PNC Advisors offers customized investment management, high-end brokerage, personal trust, estate planning and traditional banking services to affluent and wealthy individuals, and investment management, trust and administrative services to pension funds, 401(k) plans and charitable organizations.

PNC Advisors strives to be the "financial advisor of choice" in the growing affluent market, providing a full range of high-quality, customized and predominantly fee-based investment products and services. PNC Advisors continues to expand Hilliard Lyons, PNC's high-end brokerage company that serves the affluent, throughout the Corporation's geographic region, which includes some of the nation's wealthiest metropolitan areas.

PNC Advisors contributed 14% of total business earnings for the first three months of 2000 and 1999. Earnings of $41 million for the first three months of 2000 increased $5 million or 14% compared with the same period last year.

Revenue increased $25 million or 14% for the first three months of 2000 compared with the first three months of 1999. The increase was primarily driven by higher brokerage revenue resulting from the expansion of PNC Advisors' brokerage distribution network and significant activity in the equity markets. Higher investment management and trust revenue, primarily resulting from new business, also contributed to higher noninterest income. Noninterest expense increased in the quarter-to-quarter comparison commensurate with revenue growth.

ASSETS UNDER MANAGEMENT*
March 31 - in billions                            2000     1999
----------------------------------------------------------------
Personal investment management and trust           $59      $57
Institutional trust                                 11        9
----------------------------------------------------------------
   Total                                           $70      $66
================================================================
* Assets under management do not include brokerage assets administered.

At March 31, 2000, PNC Advisors managed $70 billion of assets, a 6% increase compared with March 31, 1999 primarily due to new business. Brokerage assets administered by PNC Advisors increased $3 billion in the period-to-period comparison to $28 billion at March 31, 2000 reflecting increased asset gathering at Hilliard Lyons.

PNC Advisors revenue and financial results are affected by, among other things, the relative investment performance of assets under management, the appreciation or depreciation in the net asset values of assets under management and financial market conditions. Accordingly, future results could differ materially from historic performance.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

BLACKROCK

Three months ended March 31 -
dollars in millions                             2000       1999
----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees     $102        $83
Other income                                       6          5
----------------------------------------------------------------
    Total revenue                                108         88
Operating expense                                 54         44
Fund administration
     and servicing costs - affiliates             20         18
Goodwill amortization                              2          2
----------------------------------------------------------------
   Total expense                                  76         64
Operating income                                  32         24
Nonoperating income (expense)                      1         (3)
----------------------------------------------------------------
   Pretax earnings                                33         21
Income taxes                                      14          9
----------------------------------------------------------------
   Earnings                                      $19        $12
----------------------------------------------------------------

PERIOD-END BALANCE SHEET
Goodwill                                        $192       $201
Other assets                                     196        199
----------------------------------------------------------------
   Total assets                                 $388       $400
----------------------------------------------------------------

Borrowings                                                 $178
Other liabilities                                $88        104
Shareholders' equity                             300        118
----------------------------------------------------------------
   Total funds                                  $388       $400
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on equity                                  26%        43%
Operating margin*                                 36         34
Diluted earnings per share                      $.30       $.22
================================================================
* Excludes the impact of affiliate fund administration and servicing costs.

BlackRock manages assets for institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment products, including BlackRock's flagship fund families.

BlackRock contributed 7% of total business earnings for the first three months of 2000 compared with 4% for the first three months of 1999. Earnings of $19 million for the first three months of 2000 increased 57% compared with the same period last year. Total revenue for the first three months of 2000 increased $20 million or 23% compared with the first three months of 1999 primarily due to strong growth in investment advisory and administrative fees resulting from new asset management mandates, which represented $27 billion of the $32 billion or 23% increase in assets under management. The increase in operating expense in the quarter-to-quarter comparison supported revenue growth.

At March 31, 2000, BlackRock managed $172 billion of assets for individual and institutional investors.

ASSETS UNDER MANAGEMENT
March 31 - in billions                          2000     1999
----------------------------------------------------------------
Separate Accounts
   Fixed income*                                 $80      $64
   Liquidity                                      19       14
   Equity                                          6        2
----------------------------------------------------------------
    Total Separate Accounts                      105       80
Mutual Funds
   Fixed income                                   14       14
   Liquidity                                      37       34
   Equity                                         16       12
----------------------------------------------------------------
    Total Mutual Funds                            67       60
----------------------------------------------------------------
Total assets under management                   $172     $140
----------------------------------------------------------------

Proprietary mutual funds
   BlackRock Funds                               $29      $25
   Provident Institutional Funds                  26       23
----------------------------------------------------------------
Total proprietary mutual funds                   $55      $48
================================================================
* Includes alternative investment products.

BlackRock revenue and financial results are impacted by, among other things, the relative investment performance of BlackRock's sponsored investment products and separately managed accounts, the appreciation or depreciation in the net asset values of assets under management and financial market conditions. Accordingly, future results could differ materially from historic performance.

BlackRock, Inc. is a publicly traded company that is 70% owned by PNC. BlackRock's common stock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the Securities and Exchange Commission ("SEC") and may be obtained electronically at the SEC's home page at www.sec.gov.



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review



PFPC

Three  months  ended March 31 -
dollars in  millions                            2000       1999
----------------------------------------------------------------
INCOME STATEMENT
Revenue                                         $165        $54
Operating expense                                128         35
----------------------------------------------------------------
   Operating income                               37         19
Debt financing                                    20
Amortization                                       7          1
----------------------------------------------------------------
   Pretax earnings                                10         18
Income taxes                                       4          7
----------------------------------------------------------------
   Earnings                                       $6        $11
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Total assets                                  $1,603       $268
----------------------------------------------------------------

Deposits                                        $136       $149
Assigned funds and other liabilities           1,261         18
Assigned capital                                 206        101
----------------------------------------------------------------
   Total funds                                $1,603       $268
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        12%        44%
Operating margin                                  22         35
================================================================

PFPC, the Corporation's investment servicing subsidiary, provides a wide range of processing services to the investment management community. PFPC provides customized services to clients in the United States and to the global funds marketplace through its Dublin, Ireland operation.

On December 1, 1999, PFPC acquired Investor Services Group ("ISG"), one of the nation's leading providers of back-office services to mutual funds and retirement plans. The acquisition added two key related businesses, as well as retirement plan servicing, to PFPC's expanding operations. The integration of ISG into PFPC continues as scheduled.

PFPC contributed 2% of total business earnings for the first three months of 2000 compared with 4% for the first three months of 1999. Earnings decreased $5 million in the quarter-to-quarter comparison primarily due to the impact of the ISG acquisition. Excluding the net impact of ISG, earnings increased 23% in the quarter-to-quarter comparison.

Revenue increased $111 million to $165 million for the first three months of 2000 compared with the first three months of 1999. The acquisition of ISG accounted for $97 million of the increase in revenue. The remaining increase was driven by new business, existing client growth and market appreciation. Operating expense increased in the quarter-to-quarter comparison and performance ratios were impacted by the ISG acquisition and infrastructure costs associated with business expansion.

SERVICING STATISTICS
March 31                                          2000     1999
----------------------------------------------------------------
Accounting/administration ($ in billions)         $448     $266
Custody ($ in billions)                           $425     $338
Transfer agency
    shareholder accounts (in millions)              39        3
================================================================

The increases in accounting/administration assets serviced and transfer agency shareholder accounts were primarily due to the ISG acquisition.

PFPC revenue and financial results are affected by, among other things, the number and value of customer accounts serviced and financial market conditions. Accordingly, future results could differ materially from historic performance.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

PNC MORTGAGE

Three months ended March 31 -
dollars in millions                               2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net mortgage banking revenue
   Residential mortgage servicing                  $99      $75
   Origination and securitization                   12       58
   MSR amortization, net of servicing hedge        (40)     (57)
----------------------------------------------------------------
     Net mortgage banking revenue                   71       76
Net interest income                                  5       25
----------------------------------------------------------------
   Total revenue                                    76      101
Operating expense                                   65       83
----------------------------------------------------------------
   Pretax earnings                                  11       18
Income taxes                                         5        7
----------------------------------------------------------------
   Earnings                                         $6      $11
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Residential mortgages held for sale             $2,115   $2,948
Securities available for sale                    1,883    2,669
Mortgage servicing rights and other assets       2,335    1,467
----------------------------------------------------------------
   Total assets                                 $6,333   $7,084
----------------------------------------------------------------

Escrow deposits                                   $959   $1,220
Assigned funds and other liabilities             4,962    5,404
Assigned capital                                   412      460
----------------------------------------------------------------
   Total funds                                  $6,333   $7,084
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                           6%      10%
Net mortgage banking revenue to total revenue       93       75
Efficiency                                          56       53
================================================================

PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label, mortgage-backed securities and performs the master servicing of those securities for investors.

PNC Mortgage's strategic focus is on expanding sales of a broader array of financial products while leveraging its technology platform and servicing capabilities to manage the revenue/expense relationship for traditional mortgage products.

PNC Mortgage contributed 2% of total business earnings for the first three months of 2000 compared with 4% for the first three months of 1999. Earnings decreased in the comparison due to lower origination and related securitization volume resulting from lower refinancing activity. The decrease in origination and securitization income was partially offset by higher residential mortgage servicing revenue due to the impact of a larger servicing portfolio.

Operating expense decreased $18 million or 21% in the quarter-to-quarter comparison due to operating expense reduction initiatives associated with lower origination volume.

During the first three months of 2000, PNC Mortgage funded $2 billion of residential mortgages, with 38% consisting of retail originations. The comparable amounts were $6 billion and 40%, respectively, for the first three months of 1999. Production volume for the first three months of 2000 consisted of $1 billion of originated loans and $1 billion of mortgages acquired through correspondent and contractual flow agreements. The corresponding amounts for the first three months of 1999 were $2 billion and $4 billion, respectively.

RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    2000        1999
----------------------------------------------------------------
January 1                                       $75         $62
   Production volume                              2           6
   Acquisitions                                   3           2
   Repayments                                    (2)         (4)
----------------------------------------------------------------
     March 31                                   $78         $66
================================================================

At March 31, 2000, the residential mortgage servicing portfolio totaled $78 billion. Loans included in this portfolio that were serviced for others totaled $70 billion and had a weighted-average coupon of 7.61%. Capitalized residential mortgage servicing rights ("MSR") totaled $1.6 billion at March 31, 2000, and had an estimated fair value of $1.8 billion. The master servicing portfolio grew 18% in the quarter-to-quarter comparison to $36 billion at March 31, 2000.

The value of MSR and related amortization are affected by changes in interest rates. If interest rates decline and the rate of prepayments increases, the underlying servicing fees and related MSR value also would decline. In a period of rising interest rates, a converse relationship would be expected. PNC Mortgage seeks to manage this risk by using financial instruments as hedges designed to move in the opposite direction of expected MSR value changes. Changes in interest rates also can affect the level of mortgage originations that generally are expected to decline as interest rates increase, and increase as interest rates decline.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


CONSOLIDATED INCOME STATEMENT REVIEW


NET INTEREST INCOME ANALYSIS
Taxable-equivalent basis                       Average Balances              Interest Income/Expense      Average Yields/Rates
Three months ended March 31 -             ------------------------------    -------------------------- -----------------------------
dollars in millions                           2000      1999     Change        2000     1999   Change      2000     1999    Change
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                      $5,434    $3,383     $2,051        $107      $56      $51      7.86%    6.68%     118bp
   Securities available for sale             8,011     7,755        256         118      107       11      5.91     5.55       36
   Loans, net of unearned income
     Consumer                                9,261    10,955     (1,694)        192      222      (30)     8.33     8.21       12
     Credit card                                       2,724     (2,724)                 100     (100)             14.91       NM
     Residential mortgage                   12,947    12,184        763         229      216       13      7.07     7.09       (2)
     Commercial                             21,793    24,574     (2,781)        447      462      (15)     8.12     7.52       60
     Commercial real estate                  2,698     3,398       (700)         59       65       (6)     8.60     7.70       90
     Lease financing                         2,958     2,443        515          54       44       10      7.33     7.17       16
     Other                                     688       417        271          14        8        6      8.09     7.69       40
------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income    50,345    56,695     (6,350)        995    1,117     (122)     7.87     7.91       (4)
   Other                                     1,173     1,005        168          22       16        6      7.60     6.19      141
------------------------------------------------------------------------------------------------------
     Total interest-earning assets/
       interest income                      64,963    68,838     (3,875)      1,242    1,296      (54)     7.62     7.56        6
Noninterest-earning assets                   9,714     8,120      1,594
--------------------------------------------------------------------------
     Total assets                          $74,677   $76,958    $(2,281)
==========================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market               $18,355   $16,825     $1,530         138      113       25      3.03     2.73       30
     Savings                                 2,138     2,535       (397)          9       10       (1)     1.64     1.63        1
     Retail certificates of deposit         14,591    14,652        (61)        191      184        7      5.25     5.08       17
     Other time                                637     2,610     (1,973)         10       35      (25)     6.36     5.35      101
     Deposits in foreign offices             1,489       759        730          21        9       12      5.63     4.78       85
------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits        37,210    37,381       (171)        369      351       18      3.98     3.80       18
   Borrowed funds                           20,096    21,584     (1,488)        308      281       27      6.08     5.21       87
------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities/ interest expense        57,306    58,965     (1,659)        677      632       45      4.72     4.31       41
                                                                            --------------------------------------------------------
Noninterest-bearing liabilities, capital
   securities and shareholders' equity      17,371    17,993       (622)
--------------------------------------------------------------------------
     Total liabilities, capital securities
       and shareholders' equity            $74,677   $76,958    $(2,281)
==========================================================================
Interest rate spread                                                                                       2.90     3.25      (35)
Impact of noninterest-bearing sources                                                                       .56      .61       (5)
                                                                                                       -----------------------------
     Net interest income/margin                                                $565     $664     $(99)     3.46%    3.86%     (40)bp
====================================================================================================================================

  NM - not meaningful


NET INTEREST INCOME Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and related yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income was $565 million for the first quarter of 2000, a $99 million decrease compared with the first quarter of 1999. The net interest margin was 3.46% for the first quarter of 2000 compared with 3.86% in the first quarter of 1999. The decreases were primarily due to the sale of the credit card business in 1999 and the impact of funding cost associated with the ISG acquisition. As a result of the credit card sale and the exit and downsizing of certain credit-related businesses in 1999, loans represented 77% of average earning assets for the first three months of 2000 compared with 82% for the prior-year period. Average loans held for sale increased $2.1 billion in the quarter-to-quarter comparison, reflecting the decision to exit certain non-strategic wholesale lending businesses during 1999. Securities available for sale represented 10% of average earning assets in the first quarter of 2000 compared with 8% in the first quarter of 1999, excluding securities used to hedge residential mortgage servicing rights.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 61% and 60% of total sources of funds for the first three months of 2000 and 1999, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates. The average loan to deposit ratio declined to 111% for the first three months of 2000 compared with 122% for the first three months of 1999.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Average demand and money market deposits increased $1.5 billion or 9% to $18.4 billion for the first three months of 2000, primarily reflecting the impact of strategic marketing initiatives to grow more valuable transaction accounts, while other time deposits decreased in the quarter-to-quarter comparison. Average borrowed funds for the first three months of 2000 decreased $1.5 billion compared with the first three months of 1999 as lower bank notes and repurchase agreements more than offset increases in Federal Home Loan Bank borrowings and subordinated debt. The increase in subordinated debt was related to funding the ISG acquisition.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $31 million for the first three months of 2000 compared with $78 million for the first three months of 1999. Net charge-offs were $31 million or .25% of average loans for the first three months of 2000 compared with $78 million or .56%, respectively, for the first three months of 1999. The decreases were primarily due to the sale of the credit card business in the first quarter of 1999. Excluding credit cards, net charge-offs were .15% of average loans for the first three months of 1999.

NONINTEREST INCOME Noninterest income was $789 million for the first three months of 2000 and represented 58% of total revenue. Noninterest income increased $206 million or 35% in the quarter-to-quarter comparison, excluding $290 million of gains on the sales of the credit card business and an equity interest in EPS that were partially offset by $142 million of valuation adjustments associated with exiting certain non-strategic wholesale lending businesses in 1999. The increase was primarily driven by strong growth in fee-based businesses, the impact of the ISG acquisition and equity management revenue.

Asset management fees of $186 million for the first three months of 2000 increased $25 million or 16% driven by new business and market appreciation. Assets under management were $220 billion at March 31, 2000, a 21% increase compared with March 31, 1999. Fund servicing fees were $155 million for the first quarter of 2000, a $103 million increase compared with the first quarter of 1999 primarily driven by the ISG acquisition, new business and market appreciation.

Brokerage fees of $71 million for the first three months of 2000 increased $15 million or 27% reflecting the expansion of Hilliard Lyons' distribution network and the impact of significant activity in the equity markets. Consumer services revenue of $51 million for the first three months of 2000 remained consistent in the quarter-to-quarter comparison, excluding credit card fees in the first three months of 1999.

Corporate services revenue of $82 million for the first three months of 2000 increased $10 million or 14% in the quarter-to-quarter comparison, excluding valuation adjustments related to the exit of certain non-strategic wholesale lending businesses in 1999. The increase included, among other things, double-digit increases in capital markets and treasury management fees.

Net residential mortgage banking revenue of $54 million for the first three months of 2000 decreased $6 million compared with the prior-year quarter as an increase in net servicing revenue was more than offset by the impact of lower refinancing activity.

Equity management revenue was $87 million for the first three months of 2000 compared with $9 million in the first three months of 1999. The majority of the revenue in the first three months of 2000 resulted from realized gains.

Other noninterest income of $56 million for the first three months of 2000 increased $7 million in the quarter-to-quarter comparison, excluding non-core items in the first quarter of 1999.

NONINTEREST EXPENSE Noninterest expense was $847 million in the first three months of 2000 compared with $725 million in the first three months of 1999, excluding $98 million of costs related to efficiency initiatives last year. The efficiency ratio was 57.4% in the first three months of 2000 compared with 52.1% in the prior-year quarter, excluding non-core items. The quarter-to-quarter increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth. Average full-time equivalent employees totaled approximately 26,100 and 25,500 for the first three months of 2000 and 1999, respectively. The increase was primarily due to the net impact of the ISG acquisition, partially offset by the impact of efficiency initiatives in the traditional banking and mortgage banking businesses.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


CONSOLIDATED BALANCE SHEET REVIEW

LOANS Loans outstanding of $50.7 billion at March 31, 2000 increased $.6 billion from year-end 1999 primarily due to an increase in commercial and residential mortgage loans. Total outstandings and exposure designated for exit during 1999 totaled $3.7 billion and $10.5 billion, respectively. At March 31, 2000, the remaining outstandings and exposure associated with this initiative totaled $2.1 billion and $6.2 billion, respectively. Loans that were designated for exit in 1999 and reclassified to held for sale are excluded from the following table.

DETAILS OF LOANS
                                           March 31  December 31
In millions                                    2000         1999
-----------------------------------------------------------------
Consumer
   Home equity                               $6,126       $6,068
   Automobile                                 1,530        1,691
   Other                                      1,536        1,598
-----------------------------------------------------------------
     Total consumer                           9,192        9,357
Residential mortgage                         13,085       12,869
Commercial
   Manufacturing                              5,430        5,355
   Retail/wholesale                           4,417        4,301
   Service providers                          3,021        3,208
   Real estate related                        2,815        2,862
   Communications                             1,341        1,370
   Health care                                  798          772
   Financial services                         1,291        1,300
   Other                                      2,920        2,300
-----------------------------------------------------------------
     Total commercial                        22,033       21,468
Commercial real estate
   Mortgage                                     717          761
   Real estate project                        1,948        1,969
-----------------------------------------------------------------
     Total commercial real estate             2,665        2,730
Lease financing                               3,701        3,663
Other                                           701          683
Unearned income                                (724)        (724)
-----------------------------------------------------------------
   Total, net of unearned income            $50,653      $50,046
=================================================================

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS
                                             March 31     December 31
In millions                                      2000            1999
---------------------------------------------------------------------
Consumer                                       $4,672          $4,603
Residential mortgage                            1,520             648
Commercial                                     24,151          23,953
Commercial real estate                            397              38
Lease financing                                   103             136
Other                                             308           1,513
---------------------------------------------------------------------
   Total                                      $31,151         $30,891
=====================================================================

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.0 billion and $7.2 billion at March 31, 2000 and December 31, 1999, respectively. Unfunded commitments related to loans designated for exit totaling $4.1 billion at March 31, 2000 and $4.8 billion at December 31, 1999, are excluded from the above table.

Net outstanding letters of credit totaled $4.2 billion and $4.6 billion at March 31, 2000 and December 31, 1999, respectively, and consisted primarily of standby letters of credit, which commit the Corporation to make payments on behalf of customers when certain specified future events occur.

SECURITIES AVAILABLE FOR SALE The fair value of the securities available for sale portfolio increased $55 million from December 31, 1999 to $7.7 billion at March 31, 2000. Total securities used to hedge residential MSR were $1.8 billion at March 31, 2000. Portfolio securities represented 8% of total assets at March 31, 2000. The expected weighted-average life of the portfolio securities decreased to 4 years and 3 months at March 31, 2000, compared with 4 years and 7 months at year-end 1999. The expected weighted-average life of total securities available for sale decreased to 5 years and 4 months at March 31, 2000 compared with 5 years and 7 months at year-end 1999.

DETAILS OF SECURITIES AVAILABLE FOR SALE
                                           Amortized     Fair
In millions                                     Cost    Value
----------------------------------------------------------------
March 31, 2000
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies       $159      $153
   Mortgage-backed                            3,777     3,613
   Asset-backed                               1,320     1,286
   State and municipal                          135       132
   Other debt                                    39        38
Corporate stocks and other                      673       684
----------------------------------------------------------------
   Total                                     $6,103    $5,906
================================================================
MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies     $1,885    $1,698
   Mortgage-backed                               66        62
----------------------------------------------------------------
   Total                                     $1,951    $1,760
----------------------------------------------------------------
    Total securities available for sale      $8,054    $7,666
================================================================

December 31, 1999
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies       $411      $400
   Mortgage-backed                            3,918     3,769
   Asset-backed                               1,051     1,027
   State and municipal                          134       131
   Other debt                                    40        39
Corporate stocks and other                      590       594
----------------------------------------------------------------
   Total                                     $6,144    $5,960
================================================================
MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies     $1,791    $1,587
   Mortgage-backed                               68        64
----------------------------------------------------------------
   Total                                     $1,859    $1,651
----------------------------------------------------------------
    Total securities available for sale      $8,003    $7,611
================================================================



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

FUNDING SOURCES Total funding sources were $64.8 billion at March 31, 2000, a decrease of $1.2 billion compared with December 31, 1999, primarily resulting from reduced deposits in foreign offices and Federal Home Loan Bank ("FHLB") borrowings.

DETAILS OF FUNDING SOURCES
                                          March 31  December 31
In millions                                   2000         1999
----------------------------------------------------------------
Deposits
   Demand, savings and money market        $29,280      $28,689
   Retail certificates of deposit           14,552       14,153
   Other time                                  645          633
   Deposits in foreign offices               2,224        3,193
----------------------------------------------------------------
     Total deposits                         46,701       46,668
Borrowed funds
   Federal funds purchased                     909        1,281
   Repurchase agreements                       770        1,122
   Bank notes and senior debt                7,001        6,975
   Federal Home Loan Bank borrowings         6,156        6,656
   Subordinated debt                         2,425        2,327
   Other borrowed funds                        833          986
----------------------------------------------------------------
     Total borrowed funds                   18,094       19,347
----------------------------------------------------------------
       Total                               $64,795      $66,015
================================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded activities, the ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At March 31, 2000, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

March 31 - dollars in millions               2000         1999
----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $5,726       $5,617
     Preferred                                313          314
   Trust preferred capital securities         848          848
   Goodwill and other                      (2,278)      (1,348)
   Net unrealized securities losses           251           82
----------------------------------------------------------------
     Tier I risk-based capital              4,860        5,513
   Subordinated debt                        2,080        1,780
   Eligible allowance for credit losses       662          672
----------------------------------------------------------------
     Total risk-based capital              $7,602       $7,965
================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $67,049      $67,056
   Average tangible assets                 72,872       75,770
================================================================
Capital ratios
   Tier I risk-based                         7.25%        8.22%
   Total risk-based                         11.34        11.88
   Leverage                                  6.67         7.28
================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During the first quarter of 2000, PNC repurchased 2.7 million shares of common stock. On February 17, 2000, the Board of Directors authorized the Corporation to purchase up to 10 million shares of common stock through February 28, 2001. Approximately 8.3 million shares remain under this authorization.

RISK MANAGEMENT
In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, liquidity, interest rate and market risk. To manage these risks, PNC has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility that a borrower or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through, among other things, diversification, limiting exposure to any single industry or customer, requiring collateral or selling participations to third parties, and purchasing credit-related derivatives.

NONPERFORMING ASSETS
                                           March 31   December 31
Dollars in millions                            2000          1999
------------------------------------------------------------------
Nonaccrual loans
   Commercial                                  $240          $219
   Residential mortgage                          49            56
   Commercial real estate
     Real estate project                          7            13
     Mortgage                                     6             8
   Consumer                                       3             2
   Lease financing                                2             1
------------------------------------------------------------------
     Total nonaccrual loans                     307           299
Foreclosed and other assets
   Residential mortgage                          12            12
   Commercial real estate                         5             5
   Other                                         31            22
------------------------------------------------------------------
     Total foreclosed and other assets           48            39
------------------------------------------------------------------
       Total nonperforming assets              $355          $338
==================================================================
Nonaccrual loans to total loans                 .61%          .60%
Nonperforming assets to total loans,
   loans held for sale and foreclosed           .64           .61
   assets
Nonperforming assets to total assets            .48           .45
==================================================================

The above table excludes $18 million and $13 million of equity management assets at March 31, 2000 and December 31, 1999, respectively, carried at fair value.

The amount of nonperforming loans that were current as to principal and interest was $25 million at March 31, 2000, and $42 million at December 31, 1999. There were no troubled debt restructured loans outstanding as of either period end.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


CHANGE IN NONPERFORMING ASSETS
In millions                                   2000         1999
----------------------------------------------------------------
January 1                                     $338         $332
Transferred from accrual                       117           74
Returned to performing                          (2)          (1)
Principal reductions                           (46)         (53)
Sales                                           (9)         (10)
Charge-offs and other                          (43)         (14)
----------------------------------------------------------------
    March 31                                  $355         $328
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                              Amount             Percent of Loans
                     ------------------------------------------------
                       March 31  December 31   March 31   December 31
Dollars in millions        2000         1999       2000          1999
---------------------------------------------------------------------
Consumer                    $20          $25        .22%          .27%
Residential mortgage         41           34        .31           .26
Commercial                   42           30        .19           .14
Commercial real estate        3            5        .11           .18
Lease financing               4            2        .13           .05
---------------------------------------------
  Total                    $110          $96        .22           .19
======================================================================

ALLOWANCE FOR CREDIT LOSSES In determining the adequacy of the allowance for credit losses, the Corporation makes specific allocations to impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and management's judgment concerning those trends and other relevant factors. Those factors may include, among other things, actual versus estimated losses, current regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and current economic conditions.

While PNC's commercial and consumer pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of risk associated with, but not limited to, potential estimation or judgmental errors. Unallocated reserves provide coverage for such risks. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Senior management's Reserve Adequacy Committee provides oversight for the allowance evaluation process including quarterly evaluations, and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

The provision for credit losses for the first quarter of 2000 and the evaluation of the allowance for credit losses as of March 31, 2000 reflected changes in loan portfolio composition and changes in asset quality. The unallocated portion of the allowance for credit losses at March 31, 2000 represented 20% of the total allowance and .26% of total loans compared with 20% and .27%, respectively, at December 31, 1999.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   2000         1999
----------------------------------------------------------------
January 1                                     $674         $753
Charge-offs                                    (45)         (97)
Recoveries                                      14           19
----------------------------------------------------------------
   Net charge-offs                             (31)         (78)
Provision for credit losses                     31           78
Divestitures                                                (81)
----------------------------------------------------------------
   March 31                                   $674         $672
================================================================

The allowance as a percent of nonaccrual loans and period-end loans was 220% and 1.33%, respectively, at March 31, 2000. The comparable year-end 1999 amounts were 225% and 1.35%, respectively.


CHARGE-OFFS AND RECOVERIES
Three months ended                                        Percent of
March 31                                              Net    Average
Dollars in millions  Charge-offs  Recoveries  Charge-offs      Loans
----------------------------------------------------------------------
2000
Consumer                     $12          $6          $ 6        .26%
Residential mortgage           2                        2        .06
Commercial                    29           7           22        .41
Lease financing                2           1            1        .14
---------------------------------------------------------
   Total                     $45         $14          $31        .25
----------------------------------------------------------------------

1999
Consumer                     $18          $7          $11        .41%
Credit card                   60           2           58       8.64
Residential mortgage           4           1            3        .10
Commercial                    12           7            5        .08
Commercial real estate         1           1
Lease financing                2           1            1        .17
---------------------------------------------------------
   Total                     $97         $19          $78        .56
======================================================================

The actual level of net charge-offs and the provision for credit losses in future periods can be affected by many business and economic factors and may differ from current or historical experience.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

LIQUIDITY RISK Liquidity represents the Corporation's ability to obtain cost-effective funding to meet the needs of customers as well as the Corporation's financial obligations. Liquidity is centrally managed by Asset and Liability Management, with oversight provided by the Corporate Asset and Liability Committee and the Finance Committee of the Board of Directors.

Access to capital markets funding sources is a key factor affecting liquidity management. Access to such markets is in part based on the Corporation's credit ratings, which are influenced by a number of factors including capital ratios, credit quality, and earnings. Additional factors that impact liquidity include the maturity structure of existing assets, liabilities, and off-balance-sheet positions, the level of liquid investment securities and loans available for sale, and the Corporation's ability to securitize and sell various types of loans.

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities available for sale. At March 31, 2000, such assets totaled $13.3 billion with $4.1 billion pledged as collateral for borrowing, trust and other commitments. Liquidity can also be obtained through secured advances from the FHLB, of which PNC is a member. These borrowings are generally secured by residential mortgages and mortgage-backed securities. At March 31, 2000, approximately $8.0 billion of residential mortgages were available as collateral for borrowings from the FHLB. Funding can also be obtained through alternative forms of borrowing, including Federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. During the first quarter of 2000, the Corporation issued $100 million of subordinated debt. At March 31, 2000, the Corporation had unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities and $400 million of trust preferred capital securities. In addition, the Corporation had an unused line of credit of $500 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $130 million at March 31, 2000. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders and others. The impact of replacing maturing liabilities is reflected in the income simulation model in the overall asset and liability management process.

INTEREST RATE RISK Interest rate risk arises primarily through the Corporation's traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to minimize its reliance on a particular interest rate scenario as a source of earnings while maximizing net interest income and net interest margin. To further these objectives, the Corporation uses securities purchases and sales, long-term and short-term funding, financial derivatives and other capital markets instruments.

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

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At March 31, 2000, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .6%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicated that net interest income would increase by .8%.

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

An economic value of equity model is used by the Corporation to value all current on-balance-sheet and off-balance-sheet positions under a range of instantaneous interest rate changes. The resulting change in the value of equity is the measure of overall long-term interest rate risk inherent in the Corporation's existing on-balance-sheet and off-balance-sheet positions. The Corporation uses the economic value of equity model to complement the net interest income simulation modeling process.

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at March 31, 2000, if interest rates were to instantaneously increase by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 1.0% of assets. If interest rates were to instantaneously decrease by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .2% of assets.

MARKET RISK Most of PNC's trading activities are designed to provide capital markets services for customers. The performance of PNC's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the potential loss due to a two standard deviation, one-day move. The combined period-end value-at-risk of all trading operations using this measurement was less than $850 thousand at March 31, 2000.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

FINANCIAL DERIVATIVES A variety of off-balance-sheet financial derivatives are used as part of the overall risk management process to manage the interest rate, market and credit risk inherent in the Corporation's business activities. Interest rate swaps and purchased interest rate caps and floors are the primary instruments used for interest rate risk management. Interest rate swaps are agreements to exchange fixed and floating interest rate payments calculated on a notional principal amount. The floating rate is based on a money market index, primarily short-term LIBOR. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively.

Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Such contracts are primarily used to manage risk positions associated with certain residential mortgage banking and student lending activities.

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

During the first three months of 2000, financial derivatives used in interest rate risk management decreased net interest income by $5 million compared with a $16 million increase in the prior-year period.

The following table sets forth changes in the notional value of off-balance-sheet financial derivatives used for risk management during the first three months of 2000.

FINANCIAL DERIVATIVES ACTIVITY                                                                                         Weighted-
                                                                                                                        Average
2000 - dollars in millions                         January 1     Additions     Maturities  Terminations   March 31     Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                    $7,413          $350       $(1,050)                   $6,713  2 yrs. 9 mos.
     Pay fixed                                             5                                                     5         9 mos.
     Basis swaps                                       1,650            23                                   1,673  3 yrs. 3 mos.
   Interest rate caps                                    474                         (43)          $(9)        422  4 yrs.
   Interest rate floors                                3,311                         (13)           (7)      3,291  2 yrs. 2 mos.
-------------------------------------------------------------------------------------------------------------------
       Total interest rate risk management            12,853           373        (1,106)          (16)     12,104
Mortgage banking risk management
   Residential
     Forward contracts
       Commitments to purchase loans                     304         6,023        (5,708)                      619         2 mos.
       Commitments to sell loans                       1,194         7,051        (6,628)                    1,617         2 mos.
       Options                                            96           132          (122)                      106         2 mos.
     Options - MSR                                     7,675                                                 7,675  3 yrs. 5 mos.
-------------------------------------------------------------------------------------------------------------------
       Total residential                               9,269        13,206       (12,458)                   10,017
   Commercial - interest rate swaps                      643           693           (85)         (445)        806  7 yrs. 1 mo.
-------------------------------------------------------------------------------------------------------------------
       Total mortgage banking risk management          9,912        13,899       (12,543)         (445)     10,823
Student lending activities
   Forward contracts                                     681            67                        (321)        427  2 yrs. 1 mo.
Credit-related activities
   Credit default swaps                                4,315            10                                   4,325  1 yr.  5 mos.
-------------------------------------------------------------------------------------------------------------------
       Total                                         $27,761       $14,349      $(13,649)        $(782)    $27,679
===================================================================================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

Financial Review


The following table sets forth, by designated assets and liabilities, the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve at March 31, 2000.



FINANCIAL DERIVATIVES

                                                                                                 Weighted-Average Interest Rates
                                                                    Notional         Estimated   -------------------------------
March 31, 2000 - dollars in millions                                   Value        Fair Value            Paid       Received
--------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                              $5,000              $(67)           6.96%        5.52%
       Basis swaps designated to other earning assets                    249                 3            6.44         6.95
     Interest rate caps designated to loans (2)                          422                12              NM           NM
     Interest rate floors designated to loans (3)                      3,291                (1)             NM           NM
----------------------------------------------------------------------------------------------------
         Total asset rate conversion                                   8,962               (53)
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                       150                (2)           7.01         6.65
         Borrowed funds                                                1,563               (35)           7.02         6.49
       Pay fixed designated to borrowed funds                              5                 2            6.09         7.36
       Basis swaps designated to borrowed funds                        1,424                 6            6.93         7.01
----------------------------------------------------------------------------------------------------
         Total liability rate conversion                               3,142               (29)
----------------------------------------------------------------------------------------------------
           Total interest rate risk management                        12,104               (82)
Mortgage banking risk management
   Residential
     Forward contracts
       Commitments to purchase loans                                     619                 5              NM           NM
       Commitments to sell loans                                       1,617                (6)             NM           NM
       Options                                                           106                 2              NM           NM
     Options - MSR (3)                                                 7,675                34              NM           NM
----------------------------------------------------------------------------------------------------
         Total residential                                            10,017                35
   Commercial
     Pay fixed interest rate swaps designated to
       securities (1)                                                    444                26            6.09         7.13
     Pay fixed interest rate swaps designated to loans (1)               362                16            6.51         6.81
----------------------------------------------------------------------------------------------------
         Total commercial                                                806                42
----------------------------------------------------------------------------------------------------
           Total mortgage banking risk management                     10,823                77
Student lending activities
   Forward contracts                                                     427                                NM           NM
Credit-related activities
   Credit default swaps                                                4,325                (3)             NM           NM
----------------------------------------------------------------------------------------------------
         Total financial derivatives                                 $27,679               $(8)
================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 24% were based on 1-month LIBOR, 72% on 3-month LIBOR and the remainder on other short-term indices.

(2) Interest rate caps with notional values of $117 million, $120 million and $183 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.14%, 1-month LIBOR over a weighted-average strike of 5.71% and Prime over a weighted-average strike of 8.76%, respectively. At March 31, 2000, 3-month LIBOR was 6.29%, 1-month LIBOR was 6.13% and Prime was 9.00%.

(3) Interest rate floors with notional values of $3.0 billion, $3.8 billion and $3.2 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 4.63% over 3-month LIBOR, the weighted-average strike of 5.08% over 10-year CMT and the weighted-average strike of 4.99% over 10-year CMS, respectively. At March 31, 2000, 3-month LIBOR was 6.29%, 10-year CMT was 6.03% and 10-year CMS was 7.28%.

NM - Not meaningful

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

OTHER DERIVATIVES To accommodate customer needs, PNC enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes. These positions are recorded at estimated fair value and changes in value are included in results of operations.


OTHER DERIVATIVES

                                        At March 31, 2000
                           ---------------------------------------------
                                      Positive    Negative                 Average
                            Notional      Fair        Fair     Net Asset      Fair
In millions                    Value     Value       Value   (Liability)     Value*
-----------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                   $12,770      $127       $(133)         $(6)      $(7)
     Caps/floors
       Sold                    4,080                   (26)         (26)      (27)
       Purchased               3,926        25                       25        25
   Foreign exchange            4,242        51         (45)           6         6
   Other                       1,912        10         (11)          (1)        2
-----------------------------------------------------------------------------------
   Total customer-related     26,930       213        (215)          (2)       (1)
Other                          1,421         6          (1)           5         5
===================================================================================
   Total other derivatives   $28,351      $219       $(216)          $3        $4
===================================================================================

* For the three months ended March 31, 2000



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31 - in millions, except per share data                                         2000            1999
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                                                  $991          $1,112
Securities available for sale                                                                             117             106
Loans held for sale                                                                                       107              56
Other                                                                                                      22              16
------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                                                1,237           1,290
------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                                  369             351
Borrowed funds                                                                                            308             281
------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                                 677             632
------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                                                    560             658
Provision for credit losses                                                                                31              78
------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                                                   529             580
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                                                          186             161
Fund servicing                                                                                            155              52
Service charges on deposits                                                                                50              50
Brokerage                                                                                                  71              56
Consumer services                                                                                          51              74
Corporate services                                                                                         82             (63)
Net residential mortgage banking                                                                           54              60
Equity management                                                                                          87               9
Net securities losses                                                                                      (3)
Other                                                                                                      56             332
------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                               789             731
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                                             444             412
Net occupancy                                                                                              57              87
Equipment                                                                                                  60              88
Amortization                                                                                               28              28
Marketing                                                                                                  15              15
Distributions on capital securities                                                                        16              16
Other                                                                                                     227             177
------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                                              847             823
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                                471             488
Income taxes                                                                                              163             163
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                            $308            $325
------------------------------------------------------------------------------------------------------------------------------

Net income applicable to diluted earnings                                                                $303            $321

EARNINGS PER COMMON SHARE
Basic                                                                                                   $1.04           $1.06
Diluted                                                                                                  1.03            1.05

CASH DIVIDENDS DECLARED PER COMMON SHARE                                                                  .45             .41

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                                                   291.9           302.3
Diluted                                                                                                 294.1           305.5
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       23

CONSOLIDATED BALANCE SHEET

                                                                                                   March 31       December 31
In millions, except par value                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $2,190          $3,097
Short-term investments                                                                                1,032           1,148
Loans held for sale                                                                                   4,648           5,798
Securities available for sale                                                                         7,666           7,611
Loans, net of unearned income of $724                                                                50,653          50,046
   Allowance for credit losses                                                                         (674)           (674)
------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                         49,979          49,372
Goodwill and other amortizable assets                                                                 4,155           4,123
Other                                                                                                 4,637           4,264
------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                     $74,307         $75,413
==============================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                               $8,292          $8,441
   Interest-bearing                                                                                  38,409          38,227
------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                 46,701          46,668
Borrowed funds
   Federal funds purchased                                                                              909           1,281
   Repurchase agreements                                                                                770           1,122
   Bank notes and senior debt                                                                         7,001           6,975
   Federal Home Loan Bank borrowings                                                                  6,156           6,656
   Subordinated debt                                                                                  2,425           2,327
   Other borrowed funds                                                                                 833             986
------------------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                                                                           18,094          19,347
Other                                                                                                 2,625           2,604
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                 67,420          68,619
------------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                          848             848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                           7               7
Common stock - $5 par value
   Authorized 450 shares
   Issued 353 shares                                                                                  1,764           1,764
Capital surplus                                                                                       1,285           1,276
Retained earnings                                                                                     6,178           6,006
Deferred benefit expense                                                                                (18)            (17)
Accumulated other comprehensive loss                                                                   (264)           (267)
Common stock held in treasury at cost: 62 and 60 shares                                              (2,913)         (2,823)
------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                         6,039           5,946
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                                   $74,307         $75,413
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31 - in millions                                                                    2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                                   $308            $325
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                                 31              78
   Depreciation, amortization and accretion                                                                   131             130
   Deferred income taxes                                                                                      119              43
   Net securities losses                                                                                        3              17
   Gain on sale of businesses                                                                                                (290)
   Valuation adjustments                                                                                       17             142
Change in
   Loans held for sale                                                                                      1,133             521
   Other                                                                                                     (442)           (165)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                              1,300             801
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net change in loans                                                                                          (652)            218
Repayment of securities available for sale                                                                    187             403
Sales
   Securities available for sale                                                                            1,427           1,659
   Loans                                                                                                                       38
   Foreclosed assets                                                                                            8              10
Purchases
   Securities available for sale                                                                           (1,690)         (3,504)
Net cash received for divestitures                                                                                          3,261
Other                                                                                                         (70)             17
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                                        (790)          2,102
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                              (149)           (873)
   Interest-bearing deposits                                                                                  182            (824)
   Federal funds purchased                                                                                   (372)           (145)
Sale/issuance
   Repurchase agreements                                                                                   35,099          33,667
   Bank notes and senior debt                                                                               1,050             820
   Federal Home Loan Bank borrowings                                                                        1,500             250
   Subordinated debt                                                                                           99             254
   Other borrowed funds                                                                                    10,399           7,786
   Common stock                                                                                                31              16
Repayment/maturity
   Repurchase agreements                                                                                  (35,451)        (33,020)
   Bank notes and senior debt                                                                              (1,025)         (1,305)
   Federal Home Loan Bank borrowings                                                                       (2,000)         (1,450)
   Subordinated debt                                                                                                           (5)
   Other borrowed funds                                                                                   (10,528)         (7,860)
Acquisition of treasury stock                                                                                (116)           (297)
Cash dividends paid                                                                                          (136)           (129)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                                 (1,417)         (3,115)
-----------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                          (907)           (212)
     Cash and due from banks at beginning of year                                                           3,097           2,534
-----------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                              $2,190          $2,322
===================================================================================================================================
CASH PAID FOR
     Interest                                                                                                $705            $667
     Income taxes                                                                                              90               8
NONCASH ITEMS
     Transfer from loans to loans held for sale                                                                             1,018
     Transfer from loans to other assets                                                                        9              11
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS The PNC Financial Services Group, Inc. ("Corporation" or "PNC") is one of the largest diversified financial services companies in the United States operating regional banking, corporate banking, secured finance, asset management and mortgage banking businesses that provide products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation is subject to intense competition from other financial services companies and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those authorities.

ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements include the accounts of The PNC Financial Services Group, Inc. and its subsidiaries, most of which are wholly owned. Such statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in The PNC Financial Services Group, Inc.'s 1999 Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (an amendment of SFAS No. 133), issued in June 1999, defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until fiscal years beginning after June 15, 2000. The Corporation expects to adopt SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001, the statement's effective date.

The impact of adopting the provisions of this statement on PNC's financial position and results of operations is currently not estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in place as of the effective date.

SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999, although early adoption is permitted. This statement requires the Corporation to recognize all financial derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through results of operations. If the derivative is a hedge as defined by the statement, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations based on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

CASH FLOWS
The Corporation did not have any acquisition or divestiture activity that affected cash flows during the first three months of 2000. During the first three months of 1999, divestiture activity that affected cash flow consisted of $3.1 billion of divested assets and cash receipts of $3.3 billion in cash and due from banks.

TRADING ACTIVITIES
PNC engages in trading activities as part of the Corporation's risk management strategies and for "market making" in equity securities. Additionally, PNC participates in derivatives and foreign exchange trading as an accommodation to customers.

Net trading income for the first three months of 2000 totaled $35 million compared with a net trading loss of $14 million for the prior-year period that were included in noninterest income as follows:

Three months ended March 31 - in millions      2000       1999
----------------------------------------------------------------
Net residential mortgage banking
   Risk management                              $15       $(28)
Other income
   Securities trading                            12          8
   Derivatives trading                            3          2
   Foreign exchange                               5          4
----------------------------------------------------------------
Net trading income (loss)                       $35       $(14)
================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       26

SECURITIES AVAILABLE FOR SALE

                                                                                             Unrealized
                                                                 Amortized       ---------------------------------         Fair
In millions                                                           Cost            Gains           Losses              Value
---------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies                              $159                               $(6)              $153
   Mortgage-backed                                                   3,777               $1             (165)             3,613
   Asset-backed                                                      1,320                               (34)             1,286
   State and municipal                                                 135                2               (5)               132
   Other debt                                                           39                                (1)                38
---------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                           5,430                3             (211)             5,222
   Corporate stocks and other                                          673               12               (1)               684
---------------------------------------------------------------------------------------------------------------------------------
     Total                                                           6,103               15             (212)             5,906
---------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies                             1,885                              (187)             1,698
   Mortgage-backed                                                      66                                (4)                62
---------------------------------------------------------------------------------------------------------------------------------
     Total                                                           1,951                              (191)             1,760
---------------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                          $8,054              $15            $(403)            $7,666
=================================================================================================================================
DECEMBER 31, 1999
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies                              $411                              $(11)              $400
   Mortgage-backed                                                   3,918               $2             (151)             3,769
   Asset-backed                                                      1,051                               (24)             1,027
   State and municipal                                                 134                2               (5)               131
   Other debt                                                           40                                (1)                39
---------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                           5,554                4             (192)             5,366
   Corporate stocks and other                                          590                9               (5)               594
---------------------------------------------------------------------------------------------------------------------------------
     Total                                                           6,144               13             (197)             5,960
---------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies                             1,791                              (204)             1,587
   Mortgage-backed                                                      68                                (4)                64
---------------------------------------------------------------------------------------------------------------------------------
     Total                                                           1,859                              (208)             1,651
---------------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                          $8,003              $13            $(405)            $7,611
=================================================================================================================================

The fair value of the securities available for sale portfolio increased $55 million from December 31, 1999 to $7.7 billion at March 31, 2000. Total securities used to hedge residential mortgage servicing rights were $1.8 billion at March 31, 2000. Portfolio securities represented 8% of total assets at March 31, 2000. The expected weighted-average life of the portfolio securities decreased to 4 years and 3 months at March 31, 2000 compared with 4 years and 7 months at year-end 1999. The expected weighted-average life of total securities available for sale decreased to 5 years and 4 months at March 31, 2000 compared with 5 years and 7 months at year-end 1999.

Net securities losses were $3 million for the first three months of 2000. In comparison, net securities losses for the first three months of 1999 were $17 million and were reported in net residential mortgage hedging activities. During the first three months of 2000, no securities held for mortgage banking risk management purposes were sold.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                           March 31   December 31
In millions                                    2000          1999
------------------------------------------------------------------
Nonaccrual loans                               $307          $299
Foreclosed and other assets                      48            39
------------------------------------------------------------------
   Total nonperforming assets                  $355          $338
==================================================================

The above table excludes $18 million and $13 million of equity management assets at March 31, 2000 and December 31, 1999, respectively, carried at fair value.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:

In millions                                    2000     1999
------------------------------------------------------------------
Allowance at January 1                         $674     $753
Charge-offs
   Consumer                                     (12)     (18)
   Credit card                                           (60)
   Residential mortgage                          (2)      (4)
   Commercial                                   (29)     (12)
   Commercial real estate                                 (1)
   Lease financing                               (2)      (2)
------------------------------------------------------------------
     Total charge-offs                          (45)     (97)
Recoveries
   Consumer                                       6        7
   Credit card                                             2
   Residential mortgage                                    1
   Commercial                                     7        7
   Commercial real estate                                  1
   Lease financing                                1        1
------------------------------------------------------------------
     Total recoveries                            14       19
------------------------------------------------------------------
Net charge-offs
   Consumer                                      (6)     (11)
   Credit card                                           (58)
   Residential mortgage                          (2)      (3)
   Commercial                                   (22)      (5)
   Lease financing                               (1)      (1)
------------------------------------------------------------------
       Total net charge-offs                    (31)     (78)
Provision for credit losses                      31       78
Divestitures                                             (81)
------------------------------------------------------------------
   Allowance at March 31                       $674     $672
==================================================================

FINANCIAL DERIVATIVES
FAIR VALUE OF FINANCIAL DERIVATIVES The notional and fair values of financial derivatives used for risk management were as follows:

                                Positive               Negative
                       Notional     Fair     Notional      Fair
In millions               Value    Value        Value     Value
------------------------------------------------------------------
MARCH 31, 2000
Interest rate
   Swaps                 $2,939      $20       $5,452    $(113)
   Caps                     422       12
   Floors                 3,000                   291       (1)
------------------------------------------------------------------
Total interest rate
   risk management        6,361       32        5,743     (114)
Mortgage banking risk
   management             8,578       86        2,245       (9)
Forward contract            427
Credit default swaps         70                 4,255       (3)
------------------------------------------------------------------
    Total               $15,436     $118      $12,243    $(126)
==================================================================
DECEMBER 31, 1999
Interest rate
   Swaps                 $3,666      $46       $5,402    $(108)
   Caps                     474       12
   Floors                 3,000        1          311       (1)
------------------------------------------------------------------
Total interest rate
   risk management        7,140       59        5,713     (109)
Mortgage banking risk
   management             8,747       80        1,165       (1)
Forward contract            681
Credit default swaps         60                 4,255       (4)
------------------------------------------------------------------
    Total               $16,628     $139      $11,133    $(114)
==================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

OTHER DERIVATIVES The following schedule sets forth information relating to positions associated with customer-related and other derivatives.

                                 At March 31
                      ----------------------------------------
                               Positive  Negative              Average
                      Notional     Fair      Fair  Net Asset      Fair
In millions              Value    Value     Value  (Liability)   Value*
----------------------------------------------------------------------
2000
Customer-related
   Interest rate
     Swaps             $12,770     $127     $(133)        $(6)     $(7)
     Caps/floors
       Sold              4,080                (26)        (26)     (27)
       Purchased         3,926       25                    25       25
   Foreign exchange      4,242       51       (45)          6        6
   Other                 1,912       10       (11)         (1)       2
----------------------------------------------------------------------
   Total
     customer-related   26,930      213      (215)         (2)      (1)
Other                    1,421        6        (1)          5        5
----------------------------------------------------------------------
   Total other
     derivatives       $28,351     $219     $(216)         $3       $4
======================================================================

                                 At December 31
                      ----------------------------------------    1999
                               Positive  Negative              Average
                      Notional     Fair      Fair   Net Asset     Fair
In millions              Value    Value     Value  (Liability)   Value
----------------------------------------------------------------------
1999
Customer-related
   Interest rate
     Swaps             $17,103     $110     $(116)        $(6)    $(13)
     Caps/floors
       Sold              3,440                (25)        (25)     (20)
       Purchased         3,337       22                    22       18
   Foreign exchange      3,310       47       (36)         11        7
   Other                 2,161       22        (9)         13        3
----------------------------------------------------------------------
Total customer-related  29,351      201      (186)         15       (5)
Other                    1,238        6                     6        4
----------------------------------------------------------------------
   Total other
     derivatives       $30,589     $207     $(186)        $21      $(1)
======================================================================

* For the three months ended March 31, 2000

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

COMPREHENSIVE INCOME
Total comprehensive income was $311 million and $279 million for the first three months of 2000 and 1999, respectively.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31 - in millions, except share and per share data                           2000      1999
---------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                                           $308      $325
Less: Preferred dividends declared                                                                      5         5
---------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                                             $303      $320
---------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                                   291,891   302,303
---------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share                                                                     $1.04     $1.06
=====================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                                           $308      $325
Less: Dividends declared on nonconvertible preferred stock Series F                                     5         4
---------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                                           $303      $321
---------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                                   291,891   302,303
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                                     122       138
     Conversion of preferred stock Series C and D                                                   1,028     1,099
     Conversion of debentures                                                                          22        25
     Exercise of stock options                                                                        699     1,558
     Incentive share awards                                                                           368       373
---------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                                 294,130   305,496
---------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share                                                                   $1.03     $1.05
=====================================================================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT REPORTING

PNC operates eight major businesses engaged in regional banking, corporate banking, secured finance, asset management and mortgage banking activities:
Regional Banking, Corporate Banking, PNC Real Estate Finance, PNC Business Credit, PNC Advisors, BlackRock, PFPC and PNC Mortgage.

Business results are based on PNC's management accounting practices and the Corporation's current management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented as if each business operated on a stand-alone basis.

The presentation of business results was changed during the first quarter of 2000 to reflect the Corporation's current operating strategy and recent management changes. Middle market and equipment leasing activities (previously included in Regional Banking) are reported in Corporate Banking. In addition, PNC Real Estate Finance and PNC Business Credit are reported separately within PNC Secured Finance. Regional real estate lending activities (previously included in Regional Banking) are reported in PNC Real Estate Finance. Business financial results for the first quarter of 2000 and 1999 are presented consistent with this structure.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated to the businesses based on risk inherent in the loan portfolios. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated financial results primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, equity management activities, minority interests, eliminations and unassigned items, the impact of which is reflected in Other.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Regional Banking provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic footprint.

Corporate Banking provides specialized credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

PNC Real Estate Finance provides credit, capital markets, treasury management and loan servicing products and services to private developers, real estate investment trusts, pension funds and the affordable housing market nationally.

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers on a national basis.

PNC Advisors offers customized investment management, high-end brokerage, personal trust, estate planning and traditional banking services to affluent and wealthy individuals, and investment management, trust and administrative services to pension funds, 401(k) plans and charitable organizations.

BlackRock manages assets for institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment products, including BlackRock's flagship fund families.

PFPC, the Corporation's investment servicing subsidiary, provides a wide range of processing services to the investment management community. PFPC provides customized services to clients in the United States and to the global funds marketplace through its Dublin, Ireland operation.

PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label, mortgage-backed securities and performs the master servicing of those securities for investors.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       31

RESULTS OF BUSINESSES

                                                           PNC       PNC
Three months ended March 31    Regional Corporate  Real Estate  Business        PNC                                 Total
In millions                     Banking   Banking      Finance    Credit   Advisors  BlackRock  PFPC  Mortgage  Other     PNC
------------------------------------------------------------------------------------------------------------------------------
2000
INCOME STATEMENT
Net interest income*               $344      $134          $27       $24        $35         $1   $(10)      $5     $5    $565
Noninterest income                  133        80           19         4        169        108    155       71     50     789
------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    477       214           46        28        204        109    145       76     55   1,354
Provision for credit losses          12        15                                 3                                 1      31
Depreciation and amortization        21         3            5         1          4          5     13        2     14      68
Other noninterest expense           243        98           30         6        131         71    122       63     15     779
------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                  201        98           11        21         66         33     10       11     25     476
Income taxes                         72        34           (2)        8         25         14      4        5      8     168
------------------------------------------------------------------------------------------------------------------------------
   Earnings                        $129       $64          $13       $13        $41        $19     $6       $6    $17    $308
==============================================================================================================================
Inter-segment revenue                         $(4)          $2        $2         $2        $21              $9   $(32)
==============================================================================================================================
Average assets                  $37,866   $15,950       $5,382    $2,084     $3,598       $388 $1,603   $6,333 $1,473 $74,677
==============================================================================================================================

1999
INCOME STATEMENT
Net interest income *              $352      $114          $30       $16        $33        $(3)   $3       $25    $94    $664
Noninterest income                  121        58           18         2        146         88    51        76    171     731
------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    473       172           48        18        179         85    54       101    265   1,395
Provision for credit losses          18         3                                 1                                56      78
Depreciation and amortization        23         3            5         1          3          5     2         3     88     133
Other noninterest expense           248        81           24         5        117         59    34        80     42     690
------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                  184        85           19        12         58         21    18        18     79     494
Income taxes                         68        31            4         4         22          9     7         7     17     169
------------------------------------------------------------------------------------------------------------------------------
   Earnings                        $116       $54          $15        $8        $36        $12   $11       $11    $62    $325
==============================================================================================================================
Inter-segment revenue                $1       $(1)          $1                   $2        $19              $9   $(31)
==============================================================================================================================
Average assets                  $37,525   $15,679       $5,634    $1,597     $3,249       $400  $268    $7,084 $5,522 $76,958
==============================================================================================================================

* Taxable-equivalent basis


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       32

Statistical Information


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                     -----------------------------------------------------------------------------
                                                              First Quarter 2000                      Fourth Quarter 1999
                                                     -----------------------------------------------------------------------------
Dollars in millions                                    Average                   Average      Average                    Average
Taxable-equivalent basis                              Balances     Interest    Yields/Rates  Balances     Interest    Yields/Rates
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Loans held for sale                                  $5,434         $107          7.86%      $4,427         $86            7.79%
   Securities available for sale
     U.S. Treasury and government agencies and
       corporations                                      3,819           50          5.24        3,844          51            5.28
     Other debt                                          3,578           58          6.45        3,676          59            6.44
     Other                                                 614           10          6.92          691          11            6.45
----------------------------------------------------------------------------------          -------------------------
     Total securities available for sale                 8,011          118          5.91        8,211         121            5.90
   Loans, net of unearned income
     Consumer                                            9,261          192          8.33        9,421         197            8.28
     Credit card
     Residential mortgage                               12,947          229          7.07       12,667         222            7.00
     Commercial                                         21,793          447          8.12       22,318         448            7.85
     Commercial real estate                              2,698           59          8.60        3,265          66            7.98
     Lease financing                                     2,958           54          7.33        2,786          50            7.17
     Other                                                 688           14          8.09          613          13            7.80
----------------------------------------------------------------------------------          -------------------------
     Total loans, net of unearned income                50,345          995          7.87       51,070         996            7.69
   Other                                                 1,173           22          7.60        1,132          18            6.41
----------------------------------------------------------------------------------          -------------------------
     Total interest-earning assets/interest income      64,963        1,242          7.62       64,840       1,221            7.45
Noninterest-earning assets
   Allowance for credit losses                            (683)                                   (681)
   Cash and due from banks                               2,324                                   2,347
   Other assets                                          8,073                                   7,042
-----------------------------------------------------------------                           ------------
     Total assets                                      $74,677                                 $73,548
-----------------------------------------------------------------                           ------------
LIABILITIES, CAPITAL SECURITIES
AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Interest-bearing deposits
     Demand and money market                           $18,355          138          3.03      $18,226         136            2.95
     Savings                                             2,138            9          1.64        2,212           9            1.63
     Retail certificates of deposit                     14,591          191          5.25       14,007         177            5.03
     Other time                                            637           10          6.36          621          10            6.47
     Deposits in foreign offices                         1,489           21          5.63          976          13            5.11
----------------------------------------------------------------------------------          -------------------------
       Total interest-bearing deposits                  37,210          369          3.98       36,042         345            3.80
   Borrowed funds
     Bank notes and senior debt                          6,976          107          6.10        7,253         108            5.83
     Federal funds purchased                             2,279           33          5.67        1,922          26            5.26
     Repurchase agreements                               1,272           16          5.04        1,207          14            4.54
     Federal Home Loan Bank borrowings                   6,417           96          5.89        6,724          96            5.61
     Other borrowed funds                                  775           12          6.31          668          10            5.83
     Subordinated debt                                   2,377           44          7.43        2,255          42            7.48
----------------------------------------------------------------------------------          -------------------------
       Total borrowed funds                             20,096          308          6.08       20,029         296            5.81
----------------------------------------------------------------------------------          -------------------------
     Total interest-bearing
       liabilities/interest expense                     57,306          677          4.72       56,071         641            4.52
Noninterest-bearing liabilities and
   shareholders' equity
   Demand and other noninterest-bearing deposits         8,004                                   8,413
   Accrued expenses and other liabilities                2,592                                   2,312
   Mandatorily redeemable capital securities
     of subsidiary trusts                                  848                                     848
   Shareholders' equity                                  5,927                                   5,904
-----------------------------------------------------------------                           ------------
     Total liabilities, capital securities and
       shareholders' equity                            $74,677                                 $73,548
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                 2.90                                     2.93
   Impact of noninterest-bearing sources                                              .56                                      .61
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                        $565          3.46%                    $580            3.54%
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

Loan fees for each of the three months ended March 31, 2000, December 31, 1999, September 30, 1999, June 30, 1999 and March 31, 1999 were $29 million, $29 million, $30 million, $30 million, and $30 million, respectively.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

--------------------------------------------------------------------------------------------------------------------------------
            Third Quarter 1999                           Second Quarter 1999                           First Quarter 1999
--------------------------------------------------------------------------------------------------------------------------------
  Average                         Average       Average                       Average       Average                      Average
 Balances      Interest      Yields/Rates      Balances      Interest    Yields/Rates      Balances     Interest    Yields/Rates
---------------------------------------------------------------------------------------------------------------------------------


   $4,385           $82              7.51%       $3,727           $67            7.07%       $3,383          $56            6.68%


    4,484            58              5.20         5,187            66            5.12         4,248           54            5.10
    3,705            59              6.33         3,521            55            6.19         2,848           43            6.11
      614            11              6.89           729            10            5.70           659           10            5.98
---------------------------                 --------------------------                  -------------------------
    8,803           128              5.79         9,437           131            5.56         7,755          107            5.55

   10,171           207              8.08        10,729           218            8.16        10,955          222            8.21
                                                                                              2,724          100           14.91
   12,451           216              6.94        12,496           218            6.97        12,184          216            7.09
   22,631           444              7.68        22,846           438            7.58        24,574          462            7.52
    3,389            67              7.67         3,396            66            7.66         3,398           65            7.70
    2,543            44              7.02         2,478            43            6.98         2,443           44            7.17
      561            11              7.57           534             9            6.99           417            8            7.69
---------------------------                 --------------------------                  -------------------------
   51,746           989              7.55        52,479           992            7.53        56,695        1,117            7.91
    1,102            18              6.26         1,236            19            6.37         1,005           16            6.19
---------------------------                 --------------------------                  -------------------------
   66,036         1,217              7.29        66,879         1,209            7.20        68,838        1,296            7.56

     (677)                                         (678)                                       (744)
    1,959                                         2,038                                       2,066
    6,445                                         6,821                                       6,798
-------------                               ------------                                ------------
  $73,763                                       $75,060                                     $76,958
-------------                               ------------                                ------------




  $18,034           127              2.80       $17,686           118            2.66       $16,825          113            2.73
    2,345            10              1.59         2,472            10            1.60         2,535           10            1.63
   14,114           174              4.89        14,114           172            4.91        14,652          184            5.08
    1,022            15              5.99         1,832            25            5.47         2,610           35            5.35
    1,066            14              5.16           682             8            4.83           759            9            4.78
---------------------------                 --------------------------                  -------------------------
   36,581           340              3.69        36,786           333            3.63        37,381          351            3.80

    7,823           103              5.28         9,214           117            5.03         9,814          125            5.10
    1,828            24              5.07         1,230            15            4.77         1,663           20            4.81
    1,892            20              4.17         2,629            25            3.62         1,841           16            3.57
    5,876            78              5.21         4,727            59            4.92         5,810           73            5.05
      792            12              5.66           714            10            5.92           570           11            7.13
    2,031            41              7.48         2,030            38            7.50         1,886           36            7.58
---------------------------                 --------------------------                  -------------------------
   20,242           278              5.40        20,544           264            5.08        21,584          281            5.21
---------------------------                 --------------------------                  -------------------------

   56,823           618              4.30        57,330           597            4.15        58,965          632            4.31


    8,318                                         8,684                                       9,035
    2,042                                         2,325                                       2,135

      848                                           848                                         848
    5,732                                         5,873                                       5,975
-------------                               ------------                                ------------

  $73,763                                       $75,060                                     $76,958
---------------------------------------------------------------------------------------------------------------------------------
                                     2.99                                        3.05                                       3.25
                                      .60                                         .59                                        .61
---------------------------------------------------------------------------------------------------------------------------------
                   $599              3.59%                       $612            3.64%                      $664            3.86%
---------------------------------------------------------------------------------------------------------------------------------


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       34

Quarterly Report on Form 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-2000

As of April 28, 2000, The PNC Financial Services Group, Inc. had 290,402,857 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-Reference                              Page(s)
           -----------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Consolidated Statement of Income for the
             three months ended March 31, 2000 and
             1999                                            23
           Consolidated Balance Sheet as of  March
             31, 2000 and December 31, 1999                  24
           Consolidated Statement of Cash Flows for
             the three months ended March 31, 2000
             and 1999                                        25
           Notes to Consolidated Financial
             Statements                                 26 - 32
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      33 - 34
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  2 - 22
Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                          18 - 19
----------------------------------------------------------------

PART II    OTHER FINANCIAL INFORMATION

Item 4. Submission of Matters for a Vote of Security Holders

An annual meeting of shareholders of the Corporation was held on April 25, 2000 for the purpose of electing 17 directors.

All 17 nominees were elected and the votes cast for and against/withheld were as follows:

                                         Aggregate Votes
                                 -------------------------------
Nominee                               For       Against/Withheld
----------------------------------------------------------------
Paul W. Chellgren                 253,246,931         2,448,330
Robert N. Clay                    253,217,580         2,477,681
Thomas A. Corcoran                252,741,135         2,954,127
George A. Davidson, Jr.           253,274,134         2,421,129
David F. Girard-diCarlo           250,936,628         4,758,635
Walter E. Gregg, Jr.              253,172,069         2,523,192
William R. Johnson                252,886,173         2,809,089
Bruce C. Lindsay                  253,237,435         2,457,826
W. Craig McClelland               253,167,366         2,527,895
Thomas H. O'Brien                 252,970,736         2,724,526
Jane G. Pepper                    252,767,909         2,927,354
Jackson H. Randolph               253,176,721         2,518,541
James E. Rohr                     253,071,352         2,623,909
Roderic H. Ross                   253,161,697         2,533,565
Thomas J. Usher                   253,216,014         2,479,247
Milton A. Washington              253,170,453         2,524,808
Helge H. Wehmeier                 253,246,008         2,449,253
===============================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----

With respect to the preceding matter, holders of the Corporation's common and preferred stock voted together as a single class. The following table sets forth as of the February 28, 2000 record date the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class or series:

                                                   Number of
                                   Voting            Shares
                                   Rights           Entitled      Aggregate
Title of Class or Series         Per Share          to Vote     Voting Power
----------------------------------------------------------------------------
Common Stock                         1            292,548,003   292,548,003
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series A                          8                 11,901        95,208
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series B                          8                  3,348        26,784
$1.60 Cumulative
   Convertible
   Preferred Stock -
   Series C                          4/2.4            252,206       420,343*
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series D                          4/2.4            363,467       605,778*
                                                               -------------
   Total possible votes                                         293,696,116*
============================================================================

* Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock was convertible.

Holders of the Corporation's 6,000,000 issued and outstanding shares of Fixed/Adjustable Rate Noncumulative Preferred Stock-Series F were not entitled to vote with respect to the matters presented at the meeting.

ITEM 5. OTHER INFORMATION

The Board of Directors adopted a shareholder rights plan effective as of May 15, 2000 providing for the distribution of one right for each share of common stock outstanding on May 25, 2000. The rights become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 10% or more of the Corporation's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights have an exercise price of $180 per right and expire on May 25, 2010. Upon the occurrence of certain events, holders of the rights will be entitled to purchase either PNC common or common equivalent preferred shares or shares in an acquiring entity at half of market value. The Corporation is entitled to redeem the rights at a value of $0.01 per right at any time until the acquisition of a 10% position in its voting stock. A copy of the Rights Agreement providing for the issuance of the rights is filed as an exhibit to this Quarterly Report on Form 10-Q. This description should be read together with the Rights Agreement and is qualified in its entirety by reference to that agreement.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

  3.1     Articles  of  Incorporation  of  the  Corporation,   as
            amended and restated as of May 15, 2000
  3.2     By-laws of The PNC Financial Services Group, Inc., as amended
  4.7     Terms of Series G Junior Participating  Preferred Stock
            (included as part of exhibit 3.1)
  4.8     Rights Agreement  between the Corporation and The Chase
            Manhattan Bank dated May 15, 2000
 10.5     The PNC Financial  Services Group,  Inc. 1997 Long-Term
            Incentive Award Plan, as amended
 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation  of Ratio of Earnings to Fixed  Charges and
            Preferred Stock Dividends
 27       Financial Data Schedule
==================================================================
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pncbank.com.

The following Reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2000:

Form 8-K dated January 13, 2000, filing an earnings release reporting the Corporation's consolidated financial results for the three months and year ended December 31, 1999, and financial information on the Corporation's businesses for the years ended December 31, 1999 and 1998.

Form 8-K dated February 15, 2000, reporting on entering into an underwriting agreement with respect to the public offering of $100,000,000 of 7.50% Subordinated Notes due 2009, and on the form of the Notes and related guarantee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 2000, on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       36

CORPORATE INFORMATION

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2707
(412) 762-2000

STOCK LISTING

The PNC Financial Services Group, Inc. common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION

Information about The PNC Financial Services Group, Inc.'s financial results and its products and services is available on the Internet at www.pnc.com.

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

INQUIRIES

For financial services call 1-888-PNC-2265. Individual shareholders should contact Shareholder Relations at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Vice President, Investor Relations, at (412) 762-8257 or via e-mail at investor.relations@pncbank.com.

News media representatives and others seeking general information should contact
R. Jeep Bryant, Director of Corporate Communications, at (412) 762-8221 or via e-mail at corporate.communications@pncbank.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

                                                               Cash
                                                          Dividends
                        High          Low        Close     Declared
=====================================================================
2000 QUARTER
---------------------------------------------------------------------
First                $48.500      $36.000      $45.063         $.45
=====================================================================
1999 QUARTER
---------------------------------------------------------------------
First                $59.750      $47.000      $55.563         $.41
Second                60.125       54.375       57.625          .41
Third                 58.063       49.688       52.688          .41
Fourth                62.000       43.000       44.500          .45
---------------------------------------------------------------------
     Total                                                    $1.68
=====================================================================

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. A prospectus and enrollment card may be obtained by writing to Shareholder Relations at corporate headquarters.

REGISTRAR AND TRANSFER AGENT

The Chase Manhattan Bank
P.O. Box 590
Ridgefield Park,  New Jersey  07660
(800) 982-7652

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      ----
                                       37