Form 10-K/A
period 1999-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2000-06-27
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                          COMMISSION FILE NUMBER 1-9718

                      THE PNC FINANCIAL SERVICES GROUP, INC.
              (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            25-1435979
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

         By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K") to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934 as amended ("Exchange Act") the financial statements and exhibits required by Form 11-K with respect to The PNC Financial Services Group, Inc. Incentive Savings Plan, as amended, and the PNC Retirement Savings Plan, as amended. The 1999 Form 10-K is not being amended hereby for any other purpose.

         In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1999 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                          PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following report of independent auditors of The PNC Financial Services Group, Inc. ("Corporation") and consolidated financial information of the Corporation, included in the 1999 Annual Report to Shareholders at the page indicated, are incorporated herein by reference.

                                                                                                               PAGE OF
         FINANCIAL STATEMENTS                                                                               ANNUAL REPORT
         ---------------------------------------------------------------------------------------------------------------------
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

         As permitted by Rule 15d-21 of the Exchange Act, the following financial statements of The PNC Financial Services Group, Inc. Incentive Savings Plan, as amended, and the PNC Retirement Savings Plan, as amended, and reports of independent auditors thereon are filed with Amendment No. 1 of the 1999 Form 10-K at the page indicated.

                                                                                                               PAGE OF
         FINANCIAL STATEMENTS                                                                              AMENDMENT NO. 1
         ---------------------------------------------------------------------------------------------------------------------
         The PNC Financial Services Group, Inc. Incentive Savings Plan
             Report of Independent Auditors                                                                         6
             Statements of Net Assets Available for Benefits                                                        7
             Statements of Changes in Net Assets Available for Benefits                                             8
             Notes to Financial Statements                                                                          9
             Schedule of Assets Held for Investment Purposes at End of Year                                        20
             Schedule of Reportable Transactions                                                                   21

         The PNC Retirement Savings Plan
             Report of Independent Auditors                                                                        24
             Statements of Net Assets Available for Benefits                                                       25
             Statements of Changes in Net Assets Available for Benefits                                            26
             Notes to Financial Statements                                                                         27
             Schedule of Assets Held for Investment Purposes at End of Year                                        33
             Schedule of Reportable Transactions                                                                   34

         FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------------------------------------------------------------------------------------

         No financial statement schedules are being filed.

         REPORTS ON FORM 8-K
         ---------------------------------------------------------------------------------------------------------------------

         The following reports on Form 8-K were filed during the quarter ended
         December 31, 1999.

         Form 8-K dated as of October 20, 1999, filing an earnings release reporting the Corporation's consolidated financial results for the three and nine months ended September 30, 1999, and information on the Corporation's businesses for the nine months ended September 30, 1999 and 1998.

         Form 8-K dated October 26, 1999, reporting on entering into an underwriting agreement with respect to the public offering of $400,000,000 of 7.50% subordinated notes due 2009 and on the form of the notes and related guarantee.


         EXHIBITS
         ---------------------------------------------------------------------------------------------------------------------

         The exhibits listed on the Exhibit Index on pages 36 and 37 of this Amendment No. 1 of the 1999 Form 10-K are filed herewith or are incorporated herein by reference.

                          Audited Financial Statements

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Years ended December 31, 1999 and 1998
                       with Report of Independent Auditors

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                          Audited Financial Statements

                     Years ended December 31, 1999 and 1998



                                    CONTENTS

Report of Independent Auditors ................................................6

Audited Financial Statements

Statements of Net Assets Available for Benefits ...............................7
Statements of Changes in Net Assets Available for Benefits ....................8
Notes to Financial Statements .................................................9


Schedules

Schedule H, Line 4i--Schedule of Assets Held for Investment Purposes at
  End of Year ................................................................20
Schedule H, Line 4j--Schedule of Reportable Transactions .....................21

                         Report of Independent Auditors

Administrative Committee
The PNC Financial Services Group, Inc.
Incentive Savings Plan

We have audited the accompanying statements of net assets available for benefits of The PNC Financial Services Group, Inc. Incentive Savings Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes at end of year as of December 31, 1999, and reportable transactions for the year ended December 31, 1999, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                       /s/ Ernst Young LLP

June 2, 2000
Pittsburgh, Pennsylvania

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                  Statements of Net Assets Available for Benefits

                                 (In Thousands)


                                                                                DECEMBER 31
                                                                          1999              1998
                                                                       ---------------------------
Investments at fair value:
   Participant-directed:
     Investments in Master Trust                                       $462,989           $376,329
     Other participant-directed investments (participant loans)          29,706             32,084
   Nonparticipant-directed:
     The PNC Financial Services Group, Inc. common stock                460,203            601,431
     Other nonparticipant-directed investments                               --                 17
                                                                       ---------------------------
Total investments                                                       952,898          1,009,861

Receivables:
   Accrued income                                                            12                 15
                                                                       ---------------------------
Total assets                                                            952,910          1,009,876

ESOP note payable                                                       (16,833)           (31,833)
Accrued interest payable                                                     --             (1,172)
                                                                       ---------------------------
Net assets available for benefits                                      $936,077           $976,871
                                                                       ===========================


See accompanying Notes to Financial Statements.

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

            Statements of Changes in Net Assets Available for Benefits

                                 (In Thousands)


                                                                 YEAR ENDED DECEMBER 31
                                                                1999              1998
                                                              ---------------------------

Net assets available for benefits at beginning of year        $976,871         $1,044,955

Additions:
   Interest and dividends                                       30,471             30,805
   Contributions:
     Employer                                                   19,389             10,415
     Employee                                                   43,426             35,625
     Rollover                                                    3,697              1,838
   Net realized and unrealized depreciation                    (45,967)            (3,420)
   Other, net                                                   (2,528)              (354)
   Transfer to affiliate plan                                   (3,458)                --
   Net assets received in mergers                                6,520                624
                                                              ---------------------------
Total additions                                                 51,550             75,533

Deductions:
   Payments to participants or beneficiaries                   (90,389)          (140,954)
   Interest expense                                             (1,691)            (2,448)
   Administrative expense                                         (264)              (215)
                                                              ---------------------------
Net assets available for benefits at end of year              $936,077           $976,871
                                                              ===========================

See accompanying Notes to Financial Statements.

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                          Notes to Financial Statements

                                December 31, 1999

                   (In Thousands, except for share information)


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

The fair value of the participation units in the short-term investment funds and registered investment companies is based on quoted redemption values on the last business day of the Plan year. Loans are valued at the amount of principal outstanding.

The PNC Financial Services Group, Inc. Incentive Savings Plan's assets are concentrated in the stock and bond markets. Realization of the respective values is subject to the results of these markets.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

The presentation of certain prior-year amounts have been conformed with the current-year presentation.

2. DESCRIPTION OF THE PLAN

The following description of The PNC Financial Services Group, Inc. Incentive Savings Plan ("the Plan") provides only general information. Participants should refer to the plan prospectus for a more complete description of the Plan's provisions.

The PNC Financial Services Group, Inc. ("PNC") is the sponsor of the Plan. The Plan covers substantially all eligible employees of PNC and certain subsidiaries.

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The Plan allows participants to contribute from 1% to 15% of their eligible compensation on a pretax 401(k) basis. PNC matches 100 percent of employee contributions up to 6% of eligible compensation, subject to Internal Revenue Code limitations. Participants are fully vested in their balances, including the employer contributions. Prior to July 1, 1998, plan income was allocated to participants based on an average participant investment balance on a quarterly basis. Effective July 1, 1998, participants' accounts are valued on a daily basis.

Participants age 55 (age 50 effective April 1, 1999) or older can choose to have their matching contribution made in PNC common stock or in cash to invest in the other funds. These participants can also convert previous matching contributions made in PNC common stock to other funds.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee of the Plan. Such borrowings are reflected in the Loan Fund. Under certain circumstances, the Plan permits withdrawals by participants.

Although it has not expressed an intent to do so, PNC has the right under the Plan to discontinue contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974.

The Plan includes a leveraged employee stock ownership plan ("ESOP"). In January 1990, the ESOP borrowed $140,000 from PNC Bank, N.A., a wholly-owned subsidiary of PNC, and purchased approximately 7,350,000 shares of PNC common stock through open market purchases. In December 1998, the balance of the remaining ESOP note was refinanced and the new note extended to 2002. The unallocated shares of PNC common stock are pledged as security on the ESOP note. The ESOP shares are used to match a portion of PNC's matching contributions to the Plan and an affiliated plan, the PNC Retirement Savings Plan (RSP), subject to certain limitations. During 1999, $3,458 was transferred to the RSP to fund matching contributions.

PNC is obligated to make annual contributions sufficient to fund principal and interest payments on the ESOP note net of investment income and realized gains and losses in the unallocated ESOP fund. Shares of PNC common stock released to the Plan and RSP were 586,647 and 62,865 in 1999, respectively, and 630,410 and 67,393 in 1998, respectively.

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

The effective interest rate on the ESOP fixed rate note was 4.91% in 1999. Principal payments are due on an annual basis and interest payments are due quarterly. The following is a schedule of debt maturities:

         2000                                                         $8,000
         2001                                                          8,600
         2002                                                            233
                                                                     -------
                                                                     $16,833
                                                                     =======

PNC has the ability to prepay the remaining outstanding debt balance at any time.

At December 31, 1999, the ESOP held 714,459 unallocated shares of PNC common stock with a market value of $31,793. These assets will be used to match future participant contributions.

Effective May 16, 1998, participants in the former Midland Services Inc. 401(k) Plan became eligible to participate in the Plan. Assets of approximately $5,800 from the Midland Services Inc. 401(k) Plan were merged into the Plan during January 1999. Effective October 1, 1998, participants in the former Arcand Company Retirement Savings Plan became eligible to participate in the Plan. Assets of approximately $701 from the Arcand Company Retirement Savings Plan were merged into the Plan during June, 1999.

3. TRANSACTIONS WITH PARTIES-IN-INTEREST

PNC Bank, N.A. is the Plan's trustee. Investments under the Plan are participant directed. Investment options include various portfolios of the BlackRock Funds, which are registered investment companies (mutual funds) from which PNC affiliates, including BlackRock, Inc. and PFPC Worldwide, Inc., receive compensation for providing services, such as investment advisory, custodial and transfer agency services, to the mutual funds. Prior to February 12, 1998, PNC paid administrative costs incurred by the Plan. Effective February 12, 1998, certain plan administrative expenses are paid by the Plan.

4. INVESTMENTS

Certain of the Plan's investments are in a Master Trust, which was established on July 1, 1998 for the investment of assets of the Plan and the RSP. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 1999 and 1998, the Plan's interest in the net assets of the Master Trust was approximately 97%. Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

The following table presents the fair value of investments in the Master Trust.

                                                                                              DECEMBER 31
                                                                                        1999              1998
                                                                                      --------------------------

Investments at fair value:
   PNC Balanced Profile Fund                                                           $10,770            $2,255
   PNC Aggressive Profile Fund                                                         258,150           225,803
   PNC Conservative Profile Fund                                                         3,825             1,782
   BlackRock Money Market Portfolio                                                     69,672            69,040
   BlackRock Large Cap Value Equity Portfolio                                            9,972             3,193
   BlackRock Index Equity Portfolio                                                     48,696            13,942
   BlackRock Small Cap Value Equity Portfolio                                            3,023             1,279
   BlackRock International Equity Portfolio                                              3,999               489
   BlackRock Small Cap Growth Equity Portfolio                                          11,262             1,772
   BlackRock Core Bond Portfolio                                                        57,376            66,678
                                                                                      --------------------------
                                                                                      $476,745          $386,233
                                                                                      ==========================

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

The following table presents income recorded by the Master Trust for the year ended December 31, 1999 and the period July 1, 1998 through December 31, 1998.

                                                                                        JULY 1, 1998
                                                                     YEAR ENDED           THROUGH
                                                                 DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                 -------------------------------------
Net appreciation (depreciation) in fair value of investments:
     PNC Balanced Profile Fund                                       $1,277                   $250
     PNC Aggressive Profile Fund                                     56,906                  1,278
     PNC Conservative Profile Fund                                      238                     56
     BlackRock Large Cap Value Equity Portfolio                        (898)                   117
     BlackRock Index Equity Portfolio                                 6,186                  1,451
     BlackRock Small Cap Value Equity Portfolio                         (59)                    76
     BlackRock International Equity Portfolio                           344                     26
     BlackRock Small Cap Growth Equity Portfolio                      2,881                    317
     BlackRock Core Bond Portfolio                                   (4,350)                  (733)
                                                                    ------------------------------
                                                                     62,525                  2,838
Interest and dividend income                                         12,180                  4,600
                                                                    ------------------------------
                                                                    $74,705                 $7,438
                                                                    ==============================

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                          DECEMBER 31, 1999
                                                         ------------------------------------------------------
                                                                            PNC ALLOCATED      PNC UNALLOCATED
                                                         PNC STOCK FUND       ESOP FUND           ESOP FUND
                                                         ------------------------------------------------------
Investments at fair value:
   The PNC Financial Services Group, Inc. common
     stock                                                  $241,282            $187,128             $31,793
                                                            ------------------------------------------------
Total investments                                            241,282             187,128              31,793

Accrued income                                                    --                  --                  12
                                                            ------------------------------------------------
Total assets                                                 241,282             187,128              31,805

ESOP note payable                                                 --                  --             (16,833)
                                                            ------------------------------------------------
Net assets available for benefits                           $241,282            $187,128             $14,972
                                                            ================================================

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

NONPARTICIPANT-DIRECTED INVESTMENTS (CONTINUED)

                                                                          DECEMBER 31, 1998
                                                         ------------------------------------------------------
                                                                            PNC ALLOCATED      PNC UNALLOCATED
                                                         PNC STOCK FUND       ESOP FUND           ESOP FUND
                                                         ------------------------------------------------------
Investments at fair value:
   The PNC Financial Services Group, Inc. common
     stock                                                  $298,133            $226,643             $76,655
   Interest-bearing cash                                          --                  17                  --
                                                            ------------------------------------------------
Total investments                                            298,133             226,660              76,655

Accrued income                                                    --                  --                   7
Due to (from) fund/other assets (liabilities)                     --               1,198              (1,198)
                                                            ------------------------------------------------
Total assets                                                 298,133             227,858              75,464

ESOP note payable                                                 --                  --             (31,833)
Accrued interest payable                                          --                  --              (1,172)
                                                            ------------------------------------------------
Net assets available for benefits                           $298,133            $227,858             $42,459
                                                            ================================================

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

NONPARTICIPANT-DIRECTED INVESTMENTS (CONTINUED)

                                                                               PNC ALLOCATED       PNC UNALLOCATED
                                                         PNC STOCK FUND          ESOP FUND            ESOP FUND
                                                         ---------------------------------------------------------
Net assets available for benefits at
   January 1, 1999                                           $298,133             $227,858              $42,459
Additions:
   Interest and dividends                                       9,734                7,179                1,793
   Contributions:
     Employer                                                   9,729                   --                8,647
     Employee                                                   8,448                   --                   --
     Rollover                                                     527                   --                   --
Deductions:
   Distributions to participants or beneficiaries             (22,872)             (17,183)                  --
   Administrative expense                                         (79)                 (63)                  --
   Net transfers                                               (6,526)              (8,595)                  --
   ESOP activity:
     Interest expense                                              --                   --               (1,690)
     Transfer to affiliated plan                                   --                   --               (3,458)
     Other ESOP activity                                           --               22,665              (26,865)
Net realized and unrealized depreciation                      (55,812)             (44,733)              (5,914)
                                                             --------------------------------------------------
Net assets available for benefits at
   December 31, 1999                                         $241,282             $187,128              $14,972
                                                             ==================================================

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

NONPARTICIPANT-DIRECTED INVESTMENTS (CONTINUED)

                                                                               PNC ALLOCATED       PNC UNALLOCATED
                                                         PNC STOCK FUND          ESOP FUND            ESOP FUND
                                                         ---------------------------------------------------------

Net assets available for benefits at
   January 1, 1998                                           $350,583             $233,946              $66,271
Additions:
   Interest and dividends                                       9,437                6,444                3,103
   Contributions:
     Employer                                                   2,187                   --                7,341
     Employee                                                   8,111                   --                   --
     Rollover                                                     582                   --                   --
Deductions:
   Distributions to participants or beneficiaries             (49,523)             (26,277)                  --
   Administrative expense                                         (72)                 (54)                  --
   Net transfers                                               (4,177)              (1,060)                  --
   ESOP activity:
     Interest expense                                              --                   --               (2,448)
     Other ESOP activity                                           --               26,607              (26,607)
Net realized and unrealized depreciation                      (17,040)             (11,982)              (6,384)
Other                                                          (1,955)                 234                1,183
                                                             --------------------------------------------------
Net assets available for benefits at
   December 31, 1998                                         $298,133             $227,858              $42,459
                                                             ==================================================

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                     Notes to Financial Statements (continued)


5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated June 21, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan has been amended since the date of the determination letter. The plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

                                    Schedules

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                             EIN 25-1435979 Plan 001

        Schedule H, Line 4i--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999

    IDENTITY OF ISSUER, BORROWER,                 DESCRIPTION OF
          OR SIMILAR ENTITY                         INVESTMENT                      COST               FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
THE PNC FINANCIAL SERVICES GROUP, INC. STOCK
   FUND

Common Stock
------------

*The PNC Financial Services Group, Inc.          5,421,918 shares                $158,490,571         $241,275,375

Preferred Stock
---------------

*The PNC Financial Services Group, Inc.                 85 shares                       1,097                6,601
                                                                                ------------------------------------
Total                                                                             158,491,668          241,281,976

ESOP ACCOUNT

Common Stock
------------

*The PNC Financial Services Group, Inc.:
      Allocated Account                         4,205,113 shares                  114,461,223          187,127,546
      Unallocated Account                         714,459 shares                   13,493,719           31,793,425
                                                                                ------------------------------------
Total ESOP Account                                                                127,954,942          218,920,971

LOAN FUND

Participant Loans                                    6% to 12.4%                           --           29,706,000
-----------------
                                                                                ------------------------------------
Total                                                                            $286,446,610         $489,908,947
                                                                                ====================================

Party-in-interest.

                     The PNC Financial Services Group, Inc.
                             Incentive Savings Plan

                             EIN 25-1435979 Plan 001

              Schedule H, Line 4j--Schedule of Reportable Transactions

                          Year ended December 31, 1999


                                                                                       FAIR VALUE
                                                                        COST          OF ASSETS ON         NET
                                   PURCHASE          SELLING             OF           TRANSACTION          GAIN
    DESCRIPTION OF ASSETS            PRICE            PRICE            ASSETS             DATE            (LOSS)
----------------------------------------------------------------------------------------------------------------------

Category (iii)--Series of securities transactions
-------------------------------------------------

The PNC Financial Services Group, Inc. Common Stock
---------------------------------------------------

1,580,519 shares                   $83,185,745              $ --       $83,185,745     $83,185,745             $ --
1,671,741 shares                            --        79,023,455        90,274,559      79,023,455      (11,251,104)


There were no category (i), (ii) or (iv) reportable transactions during 1999.

                          Audited Financial Statements

                           PNC Retirement Savings Plan

                    Six-month period ended December 31, 1999
                          and year ended June 30, 1999
                       with Report of Independent Auditors

                           PNC Retirement Savings Plan

                          Audited Financial Statements

                    Six-month period ended December 31, 1999
                           and year ended June 30, 1999




                                    CONTENTS

Report of Independent Auditors ...............................................24

Audited Financial Statements

Statements of Net Assets Available for Benefits ..............................25
Statements of Changes in Net Assets Available for Benefits ...................26
Notes to Financial Statements ................................................27


Schedules

Schedule H, Line 4i--Schedule of Assets Held for Investment Purposes at
  End of Year ................................................................33
Schedule H, Line 4j--Schedule of Reportable Transactions .....................34

                         Report of Independent Auditors

Administrative Committee
PNC Retirement Savings Plan

We have audited the accompanying statements of net assets available for benefits of the PNC Retirement Savings Plan as of December 31, 1999 and June 30, 1999, and the related statements of changes in net assets available for benefits for the six-month period ended December 31, 1999 and the year ended June 30, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and June 30, 1999, and the changes in its net assets available for benefits for the six-month period ended December 31, 1999 and the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes at end of year as of December 31, 1999, and reportable transactions for the six-month period then ended, are presented for purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                     /s/ Ernst & Young LLP

June 2, 2000
Pittsburgh, Pennsylvania

                           PNC Retirement Savings Plan

                  Statements of Net Assets Available for Benefits


                                                                            DECEMBER 31, 1999        JUNE 30, 1999
                                                                            ---------------------------------------

Investments at fair value:
   Participant-directed:
     Investments in Master Trust                                               $16,445,204            $13,380,447
     Other participant-directed investments (participant loans)                  1,731,292              1,357,933
   Nonparticipant-directed:
     The PNC Financial Services Group, Inc. common stock                        14,164,125             14,901,614
                                                                               ----------------------------------
Total investments                                                               32,340,621             29,639,994

Receivables:
   Employer contributions                                                        1,921,934              4,471,071
                                                                               ----------------------------------
Net assets available for benefits                                              $34,262,555            $34,111,065
                                                                               ==================================


See accompanying Notes to Financial Statements.

                           PNC Retirement Savings Plan

            Statements of Changes in Net Assets Available for Benefits


                                                                        SIX-MONTH PERIOD ENDED         YEAR ENDED
                                                                           DECEMBER 31, 1999         JUNE 30, 1999
                                                                        ------------------------------------------

Net assets available for benefits at beginning of period                      $34,111,065             $25,330,993

Additions:
   Interest and dividends                                                         542,828                 768,070
   Contributions:
     Employer                                                                   1,923,587               4,474,352
     Employee                                                                   1,834,663               4,534,126
     Rollover                                                                     285,365                 414,958
   Net realized and unrealized (depreciation) appreciation                     (2,885,414)              1,764,141
   Other, net                                                                     241,598                  87,723
                                                                              -----------------------------------
Total additions                                                                 1,942,627              12,043,370

Deductions:
   Payments to participants or beneficiaries                                   (1,741,642)             (3,227,114)
   Administrative expense                                                         (49,495)                (36,184)
                                                                              -----------------------------------
Net assets available for benefits at end of period                            $34,262,555             $34,111,065
                                                                              ===================================

See accompanying Notes to Financial Statements.

                           PNC Retirement Savings Plan

                          Notes to Financial Statements

                                December 31, 1999


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

The PNC Retirement Savings Plan's assets are concentrated in the stock and bond markets. Realization of the respective values is subject to the results of these markets.

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

The PNC Financial Services Group, Inc. ("PNC") is the sponsor of the Plan. The Plan covers all eligible employees of the following PNC subsidiaries: PNC Mortgage Corp. of America and PNC Mortgage Securities Corp.

                           PNC Retirement Savings Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

The Plan allows participants to contribute from 1% to 12% of their eligible compensation as defined in the Plan on a pretax 401(k) basis subject to Internal Revenue Code limitations. PNC will match 100% of employee contributions up to 6% of eligible compensation (as defined in the Plan) and will contribute 2% of base compensation (as defined in the Plan) if certain criteria as specified in the Plan are met. Effective for plan years beginning after July 1, 1997, the 6% matching contributions may be funded by The PNC Financial Services Group, Inc. Incentive Savings Plan ("ISP") subject to certain limitations. If applicable, participants in the Plan are participants in the ISP with respect to such matching contributions. For the year ended June 30, 1999, $3,458,000 was transferred from the ISP to fund matching contributions. This amount has been reflected in contributions. In addition, PNC may make discretionary contributions to the Plan. No discretionary contributions were made for the six-month period ended December 31, 1999 and the year ended June 30, 1999. Participants are fully vested in their balances, including employer contributions. Plan income is allocated to participants on a daily basis with the pricing of mutual funds. Income from the BlackRock Money Market Portfolio and the BlackRock Core Bond Portfolio is allocated monthly. Capital gain income is allocated once the gain is declared by the actual fund.

Participants age 55 (age 50 effective April 1, 1999) or older can choose to have their matching contribution made in PNC common stock or in cash to invest in the other funds. These participants can also convert previous matching contributions made in PNC common stock to other funds.

The Plan has a loan feature that allows participants to borrow against their balance in accordance with the loan policies established by the Administrative Committee of the Plan. Such borrowings are reflected as participant loans. Under certain circumstances, the Plan permits withdrawals by participants.

Effective July 1, 1999, the Plan changed from a fiscal year end to a calendar year end plan.

Although it has not expressed an intent to do so, PNC has the right under the Plan to discontinue contributions and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1974.

3. TRANSACTIONS WITH PARTIES-IN-INTEREST

PNC Bank, N.A., a wholly-owned subsidiary of PNC, is the Plan's trustee. Investments under the Plan are participant directed. Investment options include various portfolios of the BlackRock Funds, which are registered investment companies (mutual funds) from which PNC affiliates, including BlackRock, Inc. and PFPC Worldwide, Inc., receive compensation for providing services, such as investment advisory, custodial and transfer agency services. Prior to February 12, 1998, PNC paid administrative costs incurred by the Plan. Effective February 12, 1998, certain plan administrative expenses are paid by the Plan.

                           PNC Retirement Savings Plan

4. INVESTMENTS

The Plan's investments are in a Master Trust, which was established on July 1, 1998 for the investment of assets of the Plan and the ISP. Each participating retirement plan has an undivided interest in the Master Trust. At December 31, 1999 and June 30, 1999, the Plan's interest in the net assets of the Master Trust was approximately 3%. Investment income and expenses are allocated to the Plan based upon its pro rata share in the net assets of the Master Trust.

The following table presents the fair value of investments in the Master Trust:

                                                                               DECEMBER 31, 1999    JUNE 30, 1999
                                                                               ----------------------------------
Investments at fair value:
   PNC Balanced Profile Fund                                                      $10,769,799          $8,197,084
   PNC Aggressive Profile Fund                                                    258,150,112         234,294,096
   PNC Conservative Profile Fund                                                    3,825,578           3,200,009
   BlackRock Money Market Portfolio                                                69,672,280          73,852,185
   BlackRock Large Cap Value Equity Portfolio                                       9,972,207           8,262,453
   BlackRock Index Equity Portfolio                                                48,695,782          39,303,946
   BlackRock Small Cap Value Equity Portfolio                                       3,023,188           2,826,162
   BlackRock International Equity Portfolio                                         3,998,410           1,892,505
   BlackRock Small Cap Growth Equity Portfolio                                     11,261,458           4,189,205
   BlackRock Core Bond Portfolio                                                   57,376,399          62,258,512
                                                                               ----------------------------------
                                                                                 $476,745,213        $438,276,157
                                                                               ==================================

                           PNC Retirement Savings Plan

4. INVESTMENTS (CONTINUED)

The following table presents income recorded by the Master Trust for the six-month period ended December 31, 1999 and the year ended June 30, 1999:

                                                                       SIX-MONTH PERIOD ENDED        YEAR ENDED
                                                                          DECEMBER 31, 1999         JUNE 30, 1999
                                                                       ------------------------------------------
Net appreciation (depreciation) in fair value of investments:
     PNC Balanced Profile Fund                                                   $897,960               $624,180
     PNC Aggressive Profile Fund                                               31,899,339             28,587,957
     PNC Conservative Profile Fund                                                163,903                129,809
     BlackRock Large Cap Value Equity Portfolio                                (1,597,019)               813,124
     BlackRock Index Equity Portfolio                                           3,248,375              4,354,541
     BlackRock Small Cap Value Equity Portfolio                                  (155,321)               167,711
     BlackRock International Equity Portfolio                                     258,572                111,748
     BlackRock Small Cap Growth Equity Portfolio                                2,603,585                585,121
     BlackRock Core Bond Portfolio                                             (1,689,638)            (3,337,855)
                                                                              ----------------------------------
                                                                               35,629,756             32,036,336
Interest and dividend income                                                    5,503,754             11,006,536
                                                                              ----------------------------------
                                                                              $41,133,510            $43,042,872
                                                                              ==================================

NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                            DECEMBER 31, 1999       JUNE 30, 1999
                                                                            -------------------------------------

Net assets:
   The PNC Financial Services Group, Inc. common stock                         $14,164,125           $14,901,614
   Employer matching contribution                                                1,921,934             4,471,071
                                                                               ---------------------------------
Net assets available for benefits                                              $16,086,059           $19,372,685
                                                                               =================================

                           PNC Retirement Savings Plan

NONPARTICIPANT-DIRECTED INVESTMENTS (CONTINUED)

                                                                        SIX-MONTH PERIOD ENDED       YEAR ENDED
                                                                           DECEMBER 31, 1999        JUNE 30, 1999
                                                                        -----------------------------------------

Net assets available for benefits at beginning of period                      $19,372,685            $14,270,357
Contributions                                                                   2,365,440              5,745,836
Interest and dividends                                                            263,035                446,369
Net realized and unrealized appreciation                                       (4,082,528)               771,392
Transfers from participant-directed investments                                  (986,657)              (384,255)
Payments to participants or beneficiaries                                        (821,917)            (1,456,948)
Administrative expense                                                            (23,999)               (20,066)
                                                                              ----------------------------------
Net assets available for benefits at end of period                            $16,086,059            $19,372,685
                                                                              ==================================

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated May 28, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code ("the Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan has been amended since the date of the determination letter. The Plan administrator believes that the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

6. SUBSEQUENT EVENTS

Effective January 1, 2000, the Employer Matching Contribution will be made as of each pay period rather than annually and the Employer Basic Contribution will change from 2% of the participant's base compensation, as defined in the Plan, to 1-1/2%.

                                    Schedules

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

        Schedule H, Line 4i--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                                December 31, 1999


  IDENTITY OF ISSUE, BORROWER, OR SIMILAR          DESCRIPTION OF
                   ENTITY                            INVESTMENT                  COST                 FAIR VALUE
--------------------------------------------------------------------------------------------------------------------

Common Stock
------------

*The PNC Financial Services Group, Inc.            318,295 shares              $11,910,408           $14,164,125

Participant Loans
-----------------

Installment loans                                    6% to 11.5%                        --             1,731,292


*Party-in-interest

                           PNC Retirement Savings Plan
                                    Plan 003
                                 EIN 25-1674164

              Schedule H, Line 4j--Schedule of Reportable Transactions

                    Six-month period ended December 31, 1999


                                                                                                     CURRENT
                                                                                                  VALUE OF ASSET
                                                                                                         ON
                                      PURCHASE PRICE                                                TRANSACTION           NET
    DESCRIPTION OF ASSET                                       SELLING PRICE     COST OF ASSET          DATE              LOSS
---------------------------------------------------------------------------------------------------------------------------------
Category (i)--Individual transaction in excess of 5%
----------------------------------------------------

The PNC Financial Services Group, Inc.
  Common Stock
     62,692 shares               $3,448,051                                        $3,448,051       $3,448,051

Category (iii)--Series of securities transactions
-------------------------------------------------

The PNC Financial Services Group, Inc.
  Common Stock
     87,290 shares                4,736,203                                         4,736,203        4,736,203
     26,590 shares                                               $1,391,163         1,589,927        1,391,163        $(198,764)


There were no category (ii) or (iv) reportable transactions during the six-month period ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The PNC Financial Services Group, Inc. has duly caused this Amendment No. 1 to the 1999 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE PNC FINANCIAL SERVICES GROUP, INC.
                                                   (Registrant)


                                                 By    /s/ Robert L. Haunschild
                                                       ------------------------
                                                       Robert L. Haunschild
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                                       Date: June 27, 2000

                                  EXHIBIT INDEX


Exhibit No.                              Description                                            Method of Filing +
------------ ---------------------------------------------------------------------------------------------------------------------

  3.1        Articles of Incorporation of the Corporation, as amended and         Incorporated herein by reference to Exhibit 3.1
                 restated as of March 14, 2000.                                     of the Corporation's Annual Report on Form
                                                                                    10-K for the year ended December 31, 1999
                                                                                    ("1999 Form 10-K").
  3.2        By-Laws of the Corporation, as amended.                              Incorporated herein by reference to Exhibit
                                                                                    99.2 of the Corporation's Current Report on
                                                                                    Form 8-K dated January 15, 1998.
  4.1        There are no instruments with respect to long-term debt of the
                 Corporation and its subsidiaries that involve securities
                 authorized under the instrument in an amount exceeding 10
                 percent of the total assets of the Corporation and its
                 subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its
                 subsidiaries upon request.
  4.2        Terms of $1.80 Cumulative Convertible Preferred Stock, Series A.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the 1999 Form 10-K.
  4.3        Terms of $1.80 Cumulative Convertible Preferred Stock, Series B.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the 1999 Form 10-K.
  4.4        Terms of $1.60 Cumulative Convertible Preferred Stock, Series C.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the 1999 Form 10-K.
  4.5        Terms of $1.80 Cumulative Convertible Preferred Stock, Series D.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the 1999 Form 10-K.
  4.6        Terms of Fixed/Adjustable Rate Noncumulative Preferred Stock,        Incorporated herein by reference to Exhibit 3.1
                 Series F.                                                          of the 1999 Form 10-K.
 10.1        The Corporation's Supplemental Executive Retirement Plan, as         Incorporated herein by reference to Exhibit
                 amended as of January 1, 1999.                                     10.1 of the 1999 Form 10-K. *
 10.2        The Corporation's ERISA Excess Pension Plan, as amended as of        Incorporated herein by reference to Exhibit
                 January 1, 1999.                                                   10.2 of the 1999 Form 10-K. *
 10.3        The Corporation's Key Executive Equity Program, as amended as of     Incorporated herein by reference to Exhibit
                 January 1, 1999.                                                   10.3 of the 1999 Form 10-K. *
 10.4        The Corporation's Supplemental Incentive Savings Plan, as amended    Incorporated herein by reference to Exhibit
                 as of January 1, 1999.                                             10.4 of the 1999 Form 10-K. *
 10.5        The Corporation's 1997 Long-Term Incentive Award Plan.               Incorporated herein by reference to Exhibit 4.3
                                                                                    to Post-Effective  Amendment No. 1 to the
                                                                                    Corporation's Registration Statement No.
                                                                                    33-54960 on Form S-8 filed with the SEC on
                                                                                    April 25, 1997.*
 10.6        Form of Nonstatutory Stock Option Agreement under 1997 Award Plan.   Incorporated herein by reference to Exhibit
                                                                                    10.6 of the Corporation's Annual Report on
                                                                                    Form 10-K for the year ended December 31,
                                                                                    1997 ("1997 Form 10-K"). *
 10.7        Form of Nonstatutory Stock Option Agreement under 1997 Award         Incorporated herein by reference to Exhibit
                 Plan for options granted on or after February 17, 1999.            10.8 of the Corporation's Annual Report on
                                                                                    Form 10-K for the year ended December 31,
                                                                                    1998. *
 10.8        Form of Addendum to Nonstatutory Stock Option Agreement              Incorporated herein by reference to Exhibit
                 relating to Reload Nonstatutory Stock Options.                     10.8 of the Corporation's 1997 Form 10-K. *
 10.9        Form of Reload Nonstatutory Stock Option Agreement.                  Incorporated herein by reference to Exhibit
                                                                                    10.9 of the Corporation's 1997 Form 10-K. *

 10.10       The Corporation's 1996 Executive Incentive Award Plan.               Incorporated herein by reference to Exhibit 10.2
                                                                                    of the Corporation's Quarterly Report on Form
                                                                                    10-Q for the quarter ended September 30, 1996. *
 10.11       PNC Bank Corp. and Affiliates Deferred Compensation Plan, as         Incorporated herein by reference to Exhibit 10.11
             amended as of January 1, 1999.                                         of the 1999 Form 10-K. *
 10.12       Form of Change in Control Severance Agreement.                       Incorporated herein by reference to Exhibit 10.17
                                                                                    of the Corporation's Annual Report on Form 10-K
                                                                                    for the year ended December 31, 1996 ("1996
                                                                                    Form 10-K"). *
 10.13       1992 Director Share Incentive Plan.                                  Incorporated herein by reference to Exhibit 10.13
                                                                                    of the 1999 Form 10-K. *
 10.14       The Corporation's Directors Deferred Compensation Plan.              Incorporated herein by reference to Exhibit 10.1
                                                                                    of the Corporation's Quarterly Report on Form
                                                                                    10-Q for the Quarter ended September 30, 1996. *
 10.15       The Corporation's Outside Directors Deferred Stock Unit Plan         Incorporated herein by reference to Exhibit 10.15
                                                                                    of the 1999 Form 10-K. *
 10.16       Amended and Restated Trust Agreement between the Corporation,        Incorporated herein by reference to Exhibit 10.18
                 as Settlor, and Hershey Trust Company, as successor                of the Corporation's 1996 Form 10-K. *
                 Trustee to NationsBank, N.A., Trustee.
 12.1        Computation of Ratio of Earnings to Fixed Charges.                   Incorporated herein by reference to Exhibit 12.1
                                                                                    of the 1999 Form 10-K.
 12.2        Computation of Ratio of Earnings to Fixed Charges and               Incorporated herein by reference to Exhibit 12.2
                 Preferred Dividends.                                               of the 1999 Form 10-K.
 13          Excerpts from the Corporation's Annual Report to Shareholders       Incorporated herein by reference to Exhibit 13 of
                 for the year ended December 31, 1999. Such Annual Report,          the 1999 Form 10-K.
                 except for the portions thereof that are expressly
                 incorporated by reference in the 1999 Form 10-K, is
                 furnished for information of the SEC only and is not
                 deemed to be "filed" as part of the 1999 Form 10-K.
 21          Schedule of Certain Subsidiaries of the Corporation.                Incorporated herein by reference to Exhibit 21 of
                                                                                    the 1999 Form 10-K.
 23          Consent of Ernst & Young LLP, independent auditors for the          Incorporated herein by reference to Exhibit 23 of
                 Corporation.                                                       the 1999 Form 10-K.
 23.1        Consent of Ernst & Young  LLP, independent auditors for the         Filed herewith.
                 Corporation
 24          Powers of Attorney.                                                 Incorporated herein by reference to Exhibit 24 of
                                                                                    the 1999 Form 10-K.
 27          Financial Data Schedule.                                            Incorporated herein by reference to Exhibit 27 of
                                                                                    the 1999 Form 10-K.

----------------------------------------------------------------------
+ Incorporated document references to filings by the Corporation are to SEC
     File No. 1-9718.
* Denotes management contract or compensatory plan.