Form 10-Q
period 2000-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2000-08-14
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended June 30, 2000



Page 1 represents a portion of the second quarter 2000 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 37.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                            Three months ended June 30                 Six months ended June 30
                                                       -------------------------------------      ----------------------------------
                                                            2000        1999         1999           2000        1999         1999
Dollars in millions, except per share data                              Core     Reported                       Core     Reported
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
  Net interest income (taxable-equivalent basis)            $555        $612         $612         $1,120      $1,276       $1,276
  Noninterest income                                         796         623          664          1,585       1,206        1,395
  Total revenue                                            1,351       1,235        1,276          2,705       2,482        2,671
Net income                                                   315         299          315            623         592          640
Cash earnings*                                               344         319          335            681         631          679
Per common share
  Basic earnings                                            1.07         .99         1.04           2.11        1.94         2.10
  Diluted earnings                                          1.06         .98         1.03           2.09        1.92         2.08
  Diluted cash earnings*                                    1.16        1.04         1.10           2.29        2.05         2.21
  Cash dividends declared                                    .45         .41          .41            .90         .82          .82

*Excludes amortization of goodwill

------------------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on
  Average common shareholders' equity                      21.91%      21.21%       22.38%         21.81%      20.92%       22.66%
  Average assets                                            1.68        1.60         1.68           1.67        1.57         1.70
Net interest margin                                         3.41        3.64         3.64           3.43        3.75         3.75
Noninterest income to total revenue                        58.92       50.45        52.04          58.60       48.59        52.23
Efficiency**                                               55.70       54.01        54.60          56.53       53.01        54.01

** Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities
====================================================================================================================================


                                                                     June 30                 December 31                  June 30
Dollars in millions, except per share data                              2000                        1999                     1999
------------------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCE SHEET DATA
Assets                                                               $75,737                     $75,413                  $75,558
Earning assets                                                        64,228                      64,671                   66,889
Loans, net of unearned income                                         50,942                      50,046                   52,075
Securities available for sale                                          7,302                       7,611                    8,856
Loans held for sale                                                    4,510                       5,798                    4,507
Deposits                                                              47,426                      46,668                   47,685
Borrowed funds                                                        18,585                      19,347                   18,464
Shareholders' equity                                                   6,157                       5,946                    5,755
Common shareholders' equity                                            5,844                       5,633                    5,442
Book value per common share                                            20.22                       19.23                    18.40

CAPITAL RATIOS
Leverage                                                                6.72%                       6.61%                    7.47%
Common shareholders' equity to total assets                             7.72                        7.47                     7.20

ASSET QUALITY RATIOS
Nonperforming assets to total loans, loans held for
   sale and foreclosed assets                                            .66%                        .61%                     .59%
Allowance for credit losses to total loans                              1.33                        1.35                     1.29
Allowance for credit losses to nonaccrual loans                       213.61                      225.42                   224.33
Quarterly net charge-offs to average loans                               .27                         .23                      .18

====================================================================================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        1

FINANCIAL REVIEW

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. and subsidiaries' ("Corporation" or "PNC") unaudited Consolidated Financial Statements included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1999 Annual Report.

OVERVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
The Corporation is one of the largest diversified financial services companies in the United States operating regional banking, corporate banking, real estate finance, asset-based lending, asset management, global fund services and mortgage banking businesses that provide products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

Financial services organizations today are challenged to demonstrate that they can generate sustainable and consistent earnings growth in an increasingly competitive and volatile environment. PNC has responded to these challenges by transitioning to a diversified national financial services organization driven by businesses that are increasingly national in scope and less balance sheet dependent. Increasing contributions from fee-based businesses including asset management, processing and private banking have strengthened PNC's revenue and earnings mix. In addition, the Corporation seeks to enhance consolidated value by leveraging technology, information, branding, marketing and financial resources across all businesses.

As part of this transition, the Corporation implemented a number of initiatives designed to reshape the traditional bank franchise as well as grow non-traditional, largely fee-based businesses with greater growth potential. These include the sale of the credit card business, exiting certain non-strategic wholesale lending businesses and the continued downsizing of the indirect automobile lending portfolio. PNC also acquired Investor Services Group ("ISG"). The combination of ISG with PFPC, the Corporation's global fund services subsidiary, created one of the nation's leading full-service processors for pooled investment products. On May 31, 2000, PFPC completed the acquisition of Automated Business Development Corp. ("ABD"), the leading provider of blue sky compliance services to the mutual fund industry.

On July 18, 2000, the Corporation announced that it is exploring the potential sale of the residential mortgage banking business. The scale requirements for the residential mortgage banking business continue to increase as the industry's consolidation accelerates. The capital commitment required for PNC to continue to gain scale in this business would be significant. A sale of the residential mortgage banking business, if undertaken, would position PNC to redeploy capital to further the Corporation's growth objectives.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first six months of 2000 was $623 million or $2.09 per diluted share, a 9% increase compared with core earnings per diluted share for the prior-year period. Return on average common shareholders' equity was 21.81% and return on average assets was 1.67% for the first six months of 2000 compared with core returns of 20.92% and 1.57%, respectively, a year ago. Cash earnings per diluted share, which exclude goodwill amortization, were $2.29 for the first six months of 2000, a 12% increase compared with core cash earnings per diluted share a year ago.

Reported earnings for the first six months of 1999 were $640 million or $2.08 per diluted share. Core earnings per diluted share were $1.92 and core cash earnings per diluted share were $2.05 in the first six months of 1999. Core earnings for the first six months of 1999 excluded $331 million of gains on the sales of the credit card business and equity interests in Electronic Payment Services, Inc. ("EPS") and Concord EFS, Inc. ("Concord") stock that were partially offset by $142 million of valuation adjustments associated with exiting certain non-strategic wholesale lending businesses, a $30 million contribution to the PNC Foundation and $98 million of costs related to efficiency initiatives.

Taxable-equivalent net interest income was $1.120 billion for the first six months of 2000, a $156 million decrease compared with the first six months of 1999. The net interest margin was 3.43% for the first six months of 2000 compared with 3.75% for the first six months of 1999. The decreases were primarily due to funding costs related to the ISG acquisition, the downsizing of certain credit-related businesses in 1999 and the effect of a higher interest rate environment.

The provision for credit losses was $66 million in the first six months of 2000 and net charge-offs were $65 million.

Noninterest income of $1.585 billion for the first six months of 2000 increased $379 million or 31% compared with the first six months of 1999, excluding non-core items last year. The increase was primarily driven by strong growth in certain fee-based businesses, the impact of the ISG acquisition and higher equity management revenue.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        2

FINANCIAL REVIEW

Noninterest expense was $1.674 billion and the efficiency ratio was 56.5% in the first six months of 2000 compared with $1.462 billion and 53.0%, respectively, in the first six months of 1999, excluding non-core items. The increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth.

Total assets were $75.7 billion at June 30, 2000 compared with $75.4 billion at December 31, 1999. Average earning assets were $64.9 billion for the first six months of 2000 compared with $67.9 billion for the first six months of 1999. The decrease was primarily due to the impact of downsizing certain credit-related businesses and a smaller securities portfolio.

Shareholders' equity totaled $6.2 billion, the leverage ratio was 6.7% and Tier I and total risk-based capital ratios were 7.4% and 11.3%, respectively, at June 30, 2000.

Overall asset quality remained relatively stable during the first six months of 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .66% at June 30, 2000 compared with .61% at December 31, 1999. Nonperforming assets were $364 million at June 30, 2000 compared with $338 million at December 31, 1999. The allowance for credit losses was $675 million and represented 1.33% of period-end loans and 214% of nonaccrual loans at June 30, 2000. The comparable ratios were 1.35% and 225%, respectively, at December 31, 1999. Net charge-offs were $65 million or .26% of average loans for the first six months of 2000 compared with $102 million or .38%, respectively, for the first six months of 1999. The decreases were primarily due to the sale of the credit card business in the first quarter of 1999.

FORWARD-LOOKING STATEMENTS

This report and other documents filed by the Corporation with the Securities and Exchange Commission ("SEC") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements give the Corporation's expectations or predictions of future financial or business performance or conditions. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "potential," "continue," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions.

The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and financial and capital markets; inflation; changes in values of assets under management and assets serviced; relative investment performance of assets under management; customer acceptance of PNC products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; valuation of debt and equity investments; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize cost savings or revenues, implement integration plans and other consequences associated with mergers, acquisitions and divestitures; economic conditions; and the impact, extent and timing of technological changes, capital management activities and actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

Factors relating to credit, interest rate, liquidity and market risk are discussed elsewhere in this report. Factors relating to the regulation and supervision of the Corporation are also discussed in the Corporation's 1999 Annual Report on Form 10-K filed with the SEC. Forward-looking statements speak only as of the date they are made and the Corporation assumes no duty to update forward-looking statements.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        3

REVIEW OF BUSINESSES

PNC operates eight major businesses engaged in regional banking, corporate banking, real estate finance, asset-based lending, asset management, global fund services and mortgage banking activities: Regional Banking, Corporate Banking, PNC Real Estate Finance, PNC Business Credit, PNC Advisors, BlackRock, PFPC and PNC Mortgage.

Business results are presented based on PNC's management accounting practices and the Corporation's current management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented to the extent practicable as if each business operated on a stand-alone basis.

The presentation of business results was changed during the first quarter of 2000 to reflect the Corporation's current operating strategy and recent organizational changes. Middle market and equipment leasing activities (previously included in Regional Banking) are reported in Corporate Banking. In addition, PNC Real Estate Finance and PNC Business Credit are reported separately within PNC Secured Finance. Regional real estate lending activities (previously included in Regional Banking) are reported in PNC Real Estate Finance. Business financial results for the first six months of 2000 and 1999 are presented consistent with this structure.

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



RESULTS OF BUSINESSES

                                                                                         Return on
                                               Earnings              Revenue*        Assigned Capital           Average Assets
Six months ended June 30 -              -----------------------------------------------------------------------------------------
dollars in millions                       2000         1999       2000       1999    2000        1999            2000       1999
---------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Regional Banking                        $281         $259       $991       $976      22%         21%        $38,182    $37,673
  Corporate Banking                        120          105        420        354      20          18          16,110     15,634
----------------------------------------------------------------------------------                         ----------------------
     Total PNC Bank                        401          364      1,411      1,330      21          20          54,292     53,307
PNC Secured Finance
  PNC Real Estate Finance                   33           37        103        108      17          19           5,604      5,632
  PNC Business Credit                       26           16         57         37      36          29           2,173      1,658
----------------------------------------------------------------------------------                         ----------------------
     Total PNC Secured Finance              59           53        160        145      23          21           7,777      7,290
Asset Management
  PNC Advisors                              86           75        398        365      31          27           3,577      3,304
  BlackRock                                 40           26        221        180      27          44             434        403
  PFPC                                      16           22        338        111      16          42           1,587        263
----------------------------------------------------------------------------------                         ----------------------
     Total Asset Management                142          123        957        656      27          32           5,598      3,970
PNC Mortgage                                22           24        158        217      10          11           6,615      7,050
----------------------------------------------------------------------------------                         ----------------------
     Total businesses                      624          564      2,686      2,348      22          21          74,282     71,617
Other                                       (1)          28         19        134                                 833      4,386
----------------------------------------------------------------------------------                         ----------------------
     Total consolidated - core             623          592      2,705      2,482      22          21          75,115     76,003
Gain on sale of credit card business                    125                   193
Gain on sale of equity interest in EPS                   63                    97
Gain on sale of Concord stock net of
  PNC Foundation contribution                            16                    41
Wholesale lending repositioning                         (92)                 (142)
Costs related to efficiency initiatives                 (64)
----------------------------------------------------------------------------------                         ----------------------
     Total consolidated - reported        $623         $640     $2,705     $2,671      22          23         $75,115    $76,003
=================================================================================================================================

* Taxable-equivalent basis


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        4

FINANCIAL REVIEW

REGIONAL BANKING

Six months ended June 30 -
dollars in millions                             2000        1999
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $703        $709
Noninterest income                               288         267
-----------------------------------------------------------------
   Total revenue                                 991         976
Provision for credit losses                       22          33
Noninterest expense                              534         533
-----------------------------------------------------------------
   Pretax earnings                               435         410
Income taxes                                     154         151
-----------------------------------------------------------------
   Earnings                                     $281        $259
-----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $5,311      $5,105
    Indirect                                   1,352       2,166
    Education                                     95       1,289
    Other consumer                               776         684
-----------------------------------------------------------------
     Total consumer                            7,534       9,244
   Commercial                                  3,711       3,784
   Residential mortgage                       11,599      11,272
   Other                                       1,351       1,213
-----------------------------------------------------------------
      Total loans                             24,195      25,513
Securities available for sale                  5,470       5,424
Loans held for sale                            1,358           4
Assigned assets and other assets               7,159       6,732
-----------------------------------------------------------------
   Total assets                              $38,182     $37,673
-----------------------------------------------------------------

Deposits
   Noninterest-bearing demand                 $4,591      $5,194
   Interest-bearing demand                     5,377       4,687
   Money market                                9,776       8,696
   Savings                                     2,063       2,433
   Certificates                               13,524      13,435
-----------------------------------------------------------------
     Total net deposits                       35,331      34,445
Other liabilities                                274         686
Assigned capital                               2,577       2,542
-----------------------------------------------------------------
   Total funds                               $38,182     $37,673
-----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        22%         21%
Noninterest income to total revenue               29          27
Efficiency                                        52          53
=================================================================

Regional Banking provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Regional Banking's strategic focus is on driving sustainable revenue growth while aggressively managing the revenue/expense relationship. Regional Banking utilizes knowledge-based marketing capabilities to analyze customer demographic information, transaction patterns and delivery preferences to develop customized banking packages focused on improving customer satisfaction and profitability.

Regional Banking has also invested heavily in building a sales culture and infrastructure while improving efficiency. Capital investments have been redistributed strategically with a greater proportion going towards the development of alternative delivery capabilities consistent with customer preferences.

Regional Banking contributed 45% of total business earnings for the first six months of 2000 compared with 46% for the first six months of 1999. Earnings increased 8% to $281 million for the first six months of 2000 and performance ratios improved.

Total revenue was $991 million for the first six months of 2000 compared with $976 million for the same period last year. The increase was primarily due to a $21 million or 8% increase in noninterest income that was driven by higher consumer service and brokerage fees, partially offset by the downsizing of the indirect automobile lending portfolio and the comparative impact of branch sales in 1999.

Consumer loans declined primarily due to the continued downsizing of the indirect automobile lending portfolio and the decision to sell education loans in repayment, which are included in loans held for sale. Interest-bearing demand and money market deposits increased $1.8 billion or 13% primarily due to the impact of strategic marketing initiatives, which reflects PNC's focus on deepening customer relationships.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        5

CORPORATE BANKING

Six months ended June 30 -
dollars in millions                               2000        1999
--------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                            $199        $180
Noncredit revenue                                  221         174
--------------------------------------------------------------------
   Total revenue                                   420         354
Provision for credit losses                         38          14
Noninterest expense                                196         176
--------------------------------------------------------------------
   Pretax earnings                                 186         164
Income taxes                                        66          59
--------------------------------------------------------------------
   Earnings                                       $120        $105
--------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Middle market                                $5,559      $5,560
   Specialized industries                        3,767       3,909
   Large corporate                               2,815       2,550
   Leasing                                       1,734       1,280
   Other                                           250         442
--------------------------------------------------------------------
     Total loans                                14,125      13,741
Other assets                                     1,985       1,893
--------------------------------------------------------------------
   Total assets                                $16,110     $15,634
--------------------------------------------------------------------

Net deposits                                    $4,539      $4,375
Assigned funds and other liabilities            10,363      10,086
Assigned capital                                 1,208       1,173
--------------------------------------------------------------------
   Total funds                                 $16,110     $15,634
--------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                          20%         18%
Noncredit revenue to total revenue                  53          49
Efficiency                                          46          49
====================================================================

Corporate Banking provides specialized credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

The strategic focus for Corporate Banking is to emphasize higher-margin noncredit products and services, especially treasury management and capital markets, as well as disciplined balance sheet growth.

Corporate Banking made the decision to exit certain non-strategic wholesale lending businesses during 1999. These activities are excluded from business results in both periods presented.

Corporate Banking contributed 19% of total business earnings for the first six months of 2000 and 1999. Earnings increased $15 million or 14% to $120 million for the first six months of 2000 and performance ratios improved.

Total revenue of $420 million for the first six months of 2000 increased $66 million or 19% compared with the same period last year. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue increased $47 million or 27% compared with the first six months of 1999 primarily driven by increases in treasury management and capital markets fees, as well as revenue associated with equity investments. Noncredit revenue comprised 53% of total revenue for the first six months of 2000 reflecting the emphasis on sales of fee-based products.

The provision for credit losses was $38 million for the first six months of 2000, a $24 million increase compared with the prior-year period due to a higher level of net charge-offs. The period-to-period increase was impacted by a low level of net charge-offs in 1999.

The increase in noninterest expense in the period-to-period comparison was associated with growth in noncredit products and services.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related profitability is included in the results of those businesses. Consolidated revenue from treasury management was $169 million for the first six months of 2000, a 16% increase compared with the first six months of 1999. Consolidated revenue from capital markets was $68 million for the first six months of 2000, a 32% increase compared with the first six months of 1999.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

FINANCIAL REVIEW

PNC REAL ESTATE FINANCE

Six months ended June 30 -
dollars in millions                              2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $59      $60
Noninterest income
   Net commercial mortgage banking                 30       32
   Other                                           14       16
----------------------------------------------------------------
     Total noninterest income                      44       48
----------------------------------------------------------------
   Total revenue                                  103      108
Provision for credit losses
Noninterest expense                                67       60
----------------------------------------------------------------
   Pretax earnings                                 36       48
Income taxes                                        3       11
----------------------------------------------------------------
   Earnings                                       $33      $37
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $2,041   $2,266
   Commercial real estate                       2,428    2,536
----------------------------------------------------------------
     Total loans                                4,469    4,802
Commercial mortgages held for sale                151      105
Other assets                                      984      725
----------------------------------------------------------------
   Total assets                                $5,604   $5,632
----------------------------------------------------------------

Deposits                                         $244     $240
Assigned funds and other liabilities            4,977    4,997
Assigned capital                                  383      395
----------------------------------------------------------------
   Total funds                                 $5,604   $5,632
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                         17%      19%
Noninterest income to total revenue                43       44
Efficiency                                         51       44
================================================================

PNC Real Estate Finance provides credit products, capital markets financing, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate.

Over the past several years, through customer segmentation and strategic acquisitions, PNC Real Estate Finance has redeployed capital historically assigned to lending activities in PNC's primary geographic markets to fee-based businesses focused on loan servicing and securitization on a national basis.

PNC Real Estate Finance made the decision to exit the cyclical mortgage warehouse lending business and certain non-strategic commercial real estate portfolios at the end of 1999. These activities are excluded from business results in both periods presented.

PNC Real Estate Finance contributed 5% of total business earnings for the first six months of 2000 compared with 6% for the same period last year. Earnings were $33 million for the first six months of 2000 compared with $37 million for the first six months of 1999.

Total revenue was $103 million for the first six months of 2000 compared with $108 million in the prior-year period. Increases in treasury management and commercial mortgage servicing fees were more than offset by lower commercial mortgage-backed securitization gains and the comparative impact of gains from workout activities in 1999.

Noninterest expense was $67 million for the first six months of 2000 compared with $60 million in the same period last year. The increase was primarily due to passive losses on low income housing equity investments, the comparative impact of legal expense recoveries from loan workout activities in 1999 and investments in technology to support the loan servicing platform. The increase in passive losses on low income housing investments was more than offset by related tax credits.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      2000     1999
----------------------------------------------------------------
January 1                                         $45      $39
Acquisitions/additions                              6        8
Repayments/transfers                               (3)      (6)
----------------------------------------------------------------
   June 30                                        $48      $41
================================================================

At June 30, 2000, the commercial mortgage servicing portfolio was $48 billion, a 17% increase compared with June 30, 1999.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        7

PNC BUSINESS CREDIT

Six months ended June 30 -
dollars in millions                              2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $49      $33
Noninterest income                                  8        4
----------------------------------------------------------------
   Total revenue                                   57       37
Provision for credit losses                         2        1
Noninterest expense                                14       12
----------------------------------------------------------------
   Pretax earnings                                 41       24
Income taxes                                       15        8
----------------------------------------------------------------
   Earnings                                       $26      $16
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                          $2,100   $1,625
Other assets                                       73       33
----------------------------------------------------------------
   Total assets                                $2,173   $1,658
----------------------------------------------------------------

Deposits                                          $56      $44
Assigned funds and other liabilities            1,973    1,503
Assigned capital                                  144      111
----------------------------------------------------------------
   Total funds                                 $2,173   $1,658
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                         36%      29%
Efficiency                                         23       30
================================================================

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers on a national basis.

PNC Business Credit's strategic focus is to build scale through the disciplined expansion of existing offices as well as the addition of new marketing locations.

PNC Business Credit contributed 4% of total business earnings for the first six months of 2000 compared with 3% for the first six months of 1999. Earnings increased $10 million or 63% in the period-to-period comparison to $26 million for the first six months of 2000.

Revenue was $57 million for the first six months of 2000, a $20 million or 54% increase compared with the first six months of 1999 primarily due to the impact of higher loan outstandings associated with business expansion.

Noninterest expense was $14 million and the efficiency ratio improved to 23% for the first six months of 2000 compared with $12 million and 30%, respectively, in the same period last year. The return on assigned capital improved to 36% for the first six months of 2000 due to strong revenue growth and improved efficiency.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        8

FINANCIAL REVIEW

PNC ADVISORS

Six months ended June 30 -
dollars in millions                             2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                              $68      $67
Noninterest income
   Investment management and trust               205      192
   Brokerage                                      90       73
   Other                                          35       33
----------------------------------------------------------------
     Total noninterest income                    330      298
----------------------------------------------------------------
   Total revenue                                 398      365
Provision for credit losses                        3
Noninterest expense                              258      243
----------------------------------------------------------------
   Pretax earnings                               137      122
Income taxes                                      51       47
----------------------------------------------------------------
   Earnings                                      $86      $75
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                         $978   $1,002
   Consumer                                      957      948
   Commercial                                    643      611
   Other                                         548      318
----------------------------------------------------------------
     Total loans                               3,126    2,879
Other assets                                     451      425
----------------------------------------------------------------
   Total assets                               $3,577   $3,304
----------------------------------------------------------------

Deposits                                      $2,086   $2,365
Assigned funds and other liabilities             941      386
Assigned capital                                 550      553
----------------------------------------------------------------
   Total funds                                $3,577   $3,304
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        31%      27%
Noninterest income to total revenue               83       82
Efficiency                                        64       66
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

PNC Advisors contributed 14% of total business earnings for the first six months of 2000 compared with 13% for the first six months of 1999. Earnings of $86 million for the first six months of 2000 increased $11 million or 15% compared with the same period last year.

Revenue increased $33 million or 9% in the period-to period comparison. The increase was primarily driven by higher brokerage revenue resulting from the expansion of PNC Advisors' brokerage distribution network and significant activity in the equity markets. Noninterest expense increased in the period-to-period comparison commensurate with revenue growth.

ASSETS UNDER MANAGEMENT*
June 30 - in billions                             2000     1999
----------------------------------------------------------------
Personal investment management and trust           $50      $51
Institutional trust                                 18       17
----------------------------------------------------------------
   Total                                           $68      $68
================================================================

* Assets under management do not include brokerage assets administered.

At June 30, 2000 and 1999, PNC Advisors managed $68 billion of assets. Brokerage assets administered by PNC Advisors increased $3 billion in the period-to-period comparison to $28 billion at June 30, 2000, reflecting increased asset gathering at Hilliard Lyons.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

BLACKROCK

Six months ended June 30 -
dollars in millions                             2000       1999
----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees     $209       $169
Other income                                      12         11
----------------------------------------------------------------
   Total revenue                                 221        180
Operating expense                                111         88
Fund administration
     and servicing costs - affiliates             38         36
Goodwill amortization                              5          5
----------------------------------------------------------------
   Total expense                                 154        129
Operating income                                  67         51
Nonoperating income (expense)                      2         (6)
----------------------------------------------------------------
   Pretax earnings                                69         45
Income taxes                                      29         19
----------------------------------------------------------------
   Earnings                                      $40        $26
----------------------------------------------------------------

PERIOD-END BALANCE SHEET
Intangible assets                               $197       $199
Other assets                                     237        204
----------------------------------------------------------------
   Total assets                                 $434       $403
----------------------------------------------------------------

Borrowings                                                 $153
Other liabilities                               $113        118
Shareholders' equity                             321        132
----------------------------------------------------------------
   Total funds                                  $434       $403
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on equity                                  27%        44%
Operating margin*                                 36         35
Diluted earnings per share                      $.62       $.47
================================================================

* Excludes the impact of affiliate fund administration and servicing costs.

BlackRock manages assets for institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment products, including BlackRock's flagship fund families.

BlackRock contributed 6% of total business earnings for the first six months of 2000 compared with 5% for the first six months of 1999. Earnings of $40 million for the first six months of 2000 increased 54% compared with the same period last year. Total revenue for the first six months of 2000 increased $41 million or 23% compared with the first six months of 1999 primarily due to strong growth in investment advisory and administrative fees resulting from new asset management mandates, which represented $31 billion of the $35 billion or 25% increase in assets under management. The increase in operating expense in the period-to-period comparison supported revenue growth.

At June 30, 2000, BlackRock managed $177 billion of assets for individual and institutional investors.

ASSETS UNDER MANAGEMENT
June 30 - in billions                           2000     1999
----------------------------------------------------------------
Separate Accounts
   Fixed income*                                 $85      $68
   Liquidity                                      18       13
   Equity                                          8        2
----------------------------------------------------------------
    Total Separate Accounts                      111       83
Mutual Funds
   Fixed income                                   14       14
   Liquidity                                      36       32
   Equity                                         16       13
----------------------------------------------------------------
    Total Mutual Funds                            66       59
----------------------------------------------------------------
Total assets under management                   $177     $142
----------------------------------------------------------------

Proprietary mutual funds
   BlackRock Funds                               $28      $25
   Provident Institutional Funds                  26       22
----------------------------------------------------------------
Total proprietary mutual funds                   $54      $47
================================================================

* Includes alternative investment products.

BlackRock, Inc. is a publicly traded company that is 70% owned by PNC. BlackRock's Class A common stock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the SEC and may be obtained electronically at the SEC's home page at www.sec.gov.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

FINANCIAL REVIEW


PFPC

Six months ended June 30 -
dollars in millions                             2000       1999
----------------------------------------------------------------
INCOME STATEMENT
Revenue                                         $338       $111
Operating expense                                256         75
----------------------------------------------------------------
   Operating income                               82         36
Debt financing                                    40
Amortization                                      16          1
----------------------------------------------------------------
   Pretax earnings                                26         35
Income taxes                                      10         13
----------------------------------------------------------------
   Earnings                                      $16        $22
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Total assets                                  $1,587       $263
----------------------------------------------------------------

Deposits                                        $127       $140
Assigned funds and other liabilities           1,253         18
Assigned capital                                 207        105
----------------------------------------------------------------
   Total funds                                $1,587       $263
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                        16%        42%
Operating margin                                  24         32
================================================================

PFPC, the Corporation's global fund services subsidiary, provides a wide range of processing services to the investment management community. PFPC provides customized services to clients in the United States and to the global funds marketplace through its Dublin, Ireland operation.

On December 1, 1999, PFPC acquired ISG, one of the nation's leading providers of back-office services to mutual funds and retirement plans. The acquisition added key related businesses, including retirement plan servicing, to PFPC's expanding operations. The integration of ISG into PFPC continues as scheduled. On May 31, 2000, PFPC completed the acquisition of ABD, the leading provider of blue sky compliance services to the mutual fund industry. The acquisition was valued at $20 million and accounted for as a purchase.

PFPC contributed 3% of total business earnings for the first six months of 2000 compared with 4% for the first six months of 1999. Earnings decreased $6 million in the period-to-period comparison primarily due to the impact of the ISG acquisition. Excluding the impact of ISG, earnings increased 23% in the period-to-period comparison.

Revenue for the first six months of 2000 increased $227 million compared with the first six months of 1999. The acquisition of ISG accounted for $200 million of the increase in revenue. The remaining increase was driven by existing client growth, new business and market appreciation. Operating expense increased in the period-to-period comparison and performance ratios were impacted as a result of the ISG acquisition and infrastructure costs associated with business expansion.

SERVICING STATISTICS
June 30                                            2000     1999
----------------------------------------------------------------
Accounting/administration
   assets ($ in billions)                          $449     $244
Custody assets ($ in billions)                     $416     $349
Shareholder accounts (in millions)                   41        3
================================================================

The increases in accounting/administration assets serviced and shareholder accounts were primarily due to the ISG acquisition.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

PNC MORTGAGE

Six months ended June 30 -
dollars in millions                               2000     1999
----------------------------------------------------------------
INCOME STATEMENT
Net mortgage banking revenue
   Residential mortgage servicing                 $202     $160
   Origination and securitization                   34      115
   MSR amortization, net of servicing hedge        (88)    (114)
----------------------------------------------------------------
     Net mortgage banking revenue                  148      161
Net interest income                                 10       56
----------------------------------------------------------------
   Total revenue                                   158      217
Operating expense                                  121      176
----------------------------------------------------------------
   Pretax earnings                                  37       41
Income taxes                                        15       17
----------------------------------------------------------------
   Earnings                                        $22      $24
----------------------------------------------------------------

AVERAGE BALANCE SHEET
Residential mortgages held for sale             $2,129   $2,721
Securities available for sale                    1,941    2,806
Mortgage servicing rights and other assets       2,545    1,523
----------------------------------------------------------------
   Total assets                                 $6,615   $7,050
----------------------------------------------------------------

Escrow deposits                                 $1,040   $1,238
Assigned funds and other liabilities             5,145    5,354
Assigned capital                                   430      458
----------------------------------------------------------------
   Total funds                                  $6,615   $7,050
----------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                          10%      11%
Net mortgage banking revenue to total revenue       94       74
Efficiency                                          49       53
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

PNC Mortgage contributed 4% of total business earnings for the first six months of 2000 and 1999. Earnings decreased in the comparison due to lower origination and related securitization volume resulting from lower refinancing activity. The decrease in origination and securitization income was partially offset by higher residential mortgage servicing revenue due to the impact of a larger servicing portfolio.

Operating expense decreased $55 million or 31% in the period-to-period comparison due to operating expense reduction initiatives associated with lower origination volume.

During the first six months of 2000, residential mortgage production totaled $9 billion of which 26% consisted of retail originations. The remainder was acquired through correspondent and contractual flow agreements. The comparable amounts were $12 billion and 38%, respectively, for the first six months of 1999.

RESIDENTIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    2000        1999
----------------------------------------------------------------
January 1                                       $75         $62
   Production volume                              9          12
   Bulk acquisitions                              6           6
   Repayments                                    (5)         (9)
----------------------------------------------------------------
     June 30                                    $85         $71
================================================================

At June 30, 2000, the residential mortgage servicing portfolio totaled $85 billion. Loans included in this portfolio that were serviced for others totaled $77 billion and had a weighted-average coupon of 7.62%. Capitalized residential mortgage servicing rights ("MSR") totaled $1.8 billion at June 30, 2000, and had an estimated fair value of $2.1 billion. The master servicing portfolio grew 11% in the period-to-period comparison to $36 billion at June 30, 2000.

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


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                     ------

FINANCIAL REVIEW

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                         Average Balances          Interest Income/Expense          Average Yields/Rates
Six months ended June 30 -               ------------------------------   --------------------------   -----------------------------
dollars in millions                          2000      1999    Change       2000     1999   Change        2000     1999   Change
-----------------------------------------------------------------------   --------------------------   -----------------------------
Interest-earning assets
   Loans held for sale                     $5,077    $3,555    $1,522       $204     $123      $81        8.02%    6.88%     114bp
   Securities available for sale            8,009     8,601      (592)       242      238        4        6.05     5.56       49
   Loans, net of unearned income
     Consumer                               9,248    10,841    (1,593)       390      440      (50)       8.46     8.19       27
     Credit card                                      1,355    (1,355)                100     (100)               14.90       NM
     Residential mortgage                  13,001    12,341       660        461      433       28        7.09     7.02        7
     Commercial                            21,918    23,705    (1,787)       911      900       11        8.22     7.55       67
     Commercial real estate                 2,690     3,397      (707)       118      132      (14)       8.67     7.71       96
     Lease financing                        3,004     2,461       543        109       87       22        7.26     7.08       18
     Other                                    682       476       206         28       17       11        8.28     7.27      101
-----------------------------------------------------------------------   --------------------------
     Total loans, net of unearned income   50,543    54,576    (4,033)     2,017    2,109      (92)       7.94     7.73       21
   Other                                    1,245     1,121       124         49       35       14        7.99     6.29      170
-----------------------------------------------------------------------   --------------------------
     Total interest-earning assets/
       interest income                     64,874    67,853    (2,979)     2,512    2,505        7        7.71     7.38       33
Noninterest-earning assets                 10,241     8,150     2,091
------------------------------------------------------------------------
     Total assets                         $75,115   $76,003     $(888)
========================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market              $18,893   $17,258    $1,635        297      231       66        3.17     2.69       48
     Savings                                2,123     2,503      (380)        18       20       (2)       1.69     1.62        7
     Retail certificates of deposit        14,497    14,381       116        386      356       30        5.35     4.99       36
     Other time                               639     2,219    (1,580)        20       60      (40)       6.40     5.40      100
     Deposits in foreign offices            1,486       721       765         45       17       28        5.94     4.80      114
-----------------------------------------------------------------------   --------------------------
     Total interest-bearing deposits       37,638    37,082       556        766      684       82        4.09     3.72       37
   Borrowed funds                          19,742    21,061    (1,319)       626      545       81        6.28     5.15      113
-----------------------------------------------------------------------   --------------------------
     Total interest-bearing
       liabilities/interest expense        57,380    58,143      (763)     1,392    1,229      163        4.84     4.23       61
                                                                          --------------------------   -----------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                  17,735    17,860      (125)
------------------------------------------------------------------------
     Total liabilities, capital
       securities and shareholders'
       equity                             $75,115   $76,003     $(888)
========================================================================
Interest rate spread                                                                                      2.87     3.15      (28)
Impact of noninterest-bearing sources                                                                      .56      .60       (4)
                                                                                                       -----------------------------
     Net interest income/margin                                           $1,120   $1,276    $(156)       3.43%    3.75%     (32)bp
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

Taxable-equivalent net interest income was $1.120 billion for the first six months of 2000, a $156 million decrease compared with the first six months of 1999. The net interest margin was 3.43% for the first six months of 2000 compared with 3.75% for the first six months of 1999. The decreases were primarily due to funding costs related to the ISG acquisition, the downsizing of certain credit-related businesses in 1999 and the effect of a higher interest rate environment. The Corporation expects net interest income and margin to continue to decline throughout the remainder of 2000.

As a result of the credit card sale and the exit and downsizing of certain credit-related businesses in 1999, loans represented 78% of average earning assets for the first six months of 2000 compared with 80% for the prior-year period. Average loans held for sale increased $1.5 billion in the period-to-period comparison, reflecting the decision to exit certain non-strategic wholesale lending businesses during 1999. Securities available for sale represented 9% of average earning assets for the first six months of 2000 and 1999, excluding securities used to hedge residential mortgage servicing rights.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        13

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 61% and 60% of total sources of funds for the first six months of 2000 and 1999, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates. The average loan to deposit ratio declined to 110% for the first six months of 2000 compared with 119% for the first six months of 1999.

Average demand and money market deposits increased $1.6 billion or 9% to $18.9 billion for the first six months of 2000, primarily reflecting the impact of strategic marketing initiatives to grow more valuable transaction accounts, while other time deposits decreased in the period-to-period comparison. Average borrowed funds for the first six months of 2000 decreased $1.3 billion compared with the first six months of 1999 as lower bank notes and repurchase agreements more than offset increases in Federal Home Loan Bank ("FHLB") borrowings, federal funds purchased and subordinated debt. The increase in subordinated debt was related to funding the ISG acquisition.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $66 million for the first six months of 2000 compared with $103 million for the first six months of 1999. Net charge-offs were $65 million or .26% of average loans for the first six months of 2000 compared with $102 million or .38%, respectively, for the first six months of 1999. The decreases were primarily due to the sale of the credit card business in the first quarter of 1999.

NONINTEREST INCOME Noninterest income was $1.585 billion for the first six months of 2000 and represented 59% of total revenue. On a comparable basis, noninterest income increased $379 million or 31%, excluding $331 million of gains on the sale of the credit card business, equity interests in EPS and Concord, and $142 million of valuation adjustments associated with exiting certain non-strategic wholesale lending businesses in 1999. The increase was primarily driven by strong growth in certain fee-based businesses, the benefit of the ISG acquisition and higher equity management revenue.

Asset management fees of $382 million for the first six months of 2000 increased $52 million or 16% primarily driven by new business. Assets under management were $224 billion at June 30, 2000, a 19% increase compared with June 30, 1999. Fund servicing fees were $319 million for the first six months of 2000, a $213 million increase compared with the prior-year period primarily driven by the ISG acquisition. Excluding ISG, fund servicing fees increased 22% primarily due to existing client growth, new business and market appreciation.

Brokerage fees of $131 million for the first six months of 2000 increased $22 million or 20% reflecting the expansion of Hilliard Lyons' distribution network and the impact of significant activity in the equity markets. Consumer services revenue of $107 million for the first six months of 2000 increased 4% compared with the prior-year period excluding credit card fees. The increase was primarily due to higher consumer transaction volume.

Corporate services revenue of $162 million for the first six months of 2000 increased 4% compared with the prior-year period, excluding the impact of the valuation adjustments associated with the exited portfolio last year.

Net residential mortgage banking revenue of $116 million for the first six months of 2000 decreased $14 million compared with the prior-year period as an increase in net servicing revenue was more than offset by the impact of lower origination and related securitization volume resulting from lower refinancing activity.

Equity management revenue was $135 million for the first six months of 2000 compared with $26 million in the prior-year period. The Corporation does not expect to sustain equity management revenue at the level experienced during the first six months of 2000. Equity investments are carried at estimated fair value and accordingly revenue related to these investments may be affected by market volatility.

Net securities losses were $3 million for the first six months of 2000. Net securities gains were $42 million for the first six months of 1999, substantially all related to the gain from the sale of Concord stock.

Other noninterest income of $136 million for the first six months of 2000 increased $15 million or 12% compared with the prior-year period, excluding non-core items last year.

NONINTEREST EXPENSE Noninterest expense was $1.674 billion for the first six months of 2000 compared with $1.462 billion for the first six months of 1999, excluding non-core items. The efficiency ratio was 56.5% for the first six months of 2000 compared with 53.0% for the prior-year period, also excluding non-core items. The increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth. Average full-time equivalent employees totaled approximately 27,000 and 26,200 for the first six months of 2000 and 1999, respectively. The increase was primarily due to the ISG acquisition, partially offset by the impact of efficiency initiatives in the traditional banking and mortgage banking businesses.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        14

FINANCIAL REVIEW

CONSOLIDATED BALANCE SHEET REVIEW

LOANS Loans outstanding of $50.9 billion at June 30, 2000 increased $.9 billion from year-end 1999 primarily due to an increase in commercial, home equity and residential mortgage loans. Total outstandings and exposure designated for exit during 1999 totaled $3.7 billion and $10.5 billion, respectively. At June 30, 2000, the remaining outstandings and exposure associated with this initiative totaled $1.5 billion and $4.9 billion, respectively. Loans that were designated for exit in 1999 and reclassified to held for sale are excluded from the following table.

DETAILS OF LOANS
                                            June 30 December 31
In millions                                    2000        1999
----------------------------------------------------------------
Consumer
   Home equity                               $6,333      $6,068
   Automobile                                 1,420       1,691
   Other                                      1,494       1,598
----------------------------------------------------------------
     Total consumer                           9,247       9,357
Residential mortgage                         13,096      12,869
Commercial
   Manufacturing                              5,702       5,355
   Retail/wholesale                           4,673       4,301
   Service providers                          3,000       3,208
   Real estate related                        3,010       2,862
   Communications                             1,316       1,370
   Health care                                  803         772
   Financial services                         1,115       1,300
   Other                                      2,521       2,300
----------------------------------------------------------------
     Total commercial                        22,140      21,468
Commercial real estate
   Mortgage                                     732         761
   Real estate project                        1,955       1,969
----------------------------------------------------------------
     Total commercial real estate             2,687       2,730
Lease financing                               3,834       3,663
Other                                           670         683
Unearned income                                (732)       (724)
----------------------------------------------------------------
   Total, net of unearned income            $50,942     $50,046
================================================================

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS*
                                            June 30 December 31
In millions                                    2000        1999
----------------------------------------------------------------
Consumer                                     $4,740      $4,603
Residential mortgage                          1,545         648
Commercial                                   24,208      23,251
Commercial real estate                          892         740
Lease financing                                 148         136
Other                                           246       1,513
----------------------------------------------------------------
   Total                                    $31,779     $30,891
================================================================

* Excludes unfunded commitments related to loans designated for exit.

Commitments to extend credit represent arrangements to lend funds provided there is no violation of specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.7 billion and $7.2 billion at June 30, 2000 and December 31, 1999, respectively.

Net outstanding letters of credit totaled $4.1 billion and $4.6 billion at June 30, 2000 and December 31, 1999, respectively, and consisted primarily of standby letters of credit, which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Unfunded commitments and letters of credit related to loans designated for exit totaled $3.4 billion at June 30, 2000 and $4.8 billion at December 31, 1999.

SECURITIES AVAILABLE FOR SALE The fair value of securities available for sale at June 30, 2000 was $7.3 billion, $309 million lower than December 31, 1999. Total securities used to hedge residential MSR were $2.0 billion at June 30, 2000. Portfolio securities represented 7% of total assets at June 30, 2000. The expected weighted-average life of the portfolio securities decreased to 4 years and 5 months at June 30, 2000 compared with 4 years and 7 months at year-end 1999. The expected weighted-average life of total securities available for sale at June 30, 2000 remained consistent at 5 years and 7 months compared with year-end 1999.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                                          Amortized      Fair
In millions                                    Cost     Value
----------------------------------------------------------------
JUNE 30, 2000
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies       $153      $148
   Mortgage-backed                            3,661     3,502
   Asset-backed                                 954       923
   State and municipal                          116       113
   Other debt                                    39        38
Corporate stocks and other                      587       595
----------------------------------------------------------------
   Total                                     $5,510    $5,319
================================================================
RESIDENTIAL MORTGAGE BANKING RISK MANAGEMENT

Debt securities
   U.S. Treasury and government agencies     $1,727    $1,551
   Mortgage-backed                              435       432
----------------------------------------------------------------
   Total                                      2,162     1,983
----------------------------------------------------------------
    Total securities available for sale      $7,672    $7,302
================================================================

DECEMBER 31, 1999
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies       $411      $400
   Mortgage-backed                            3,918     3,769
   Asset-backed                               1,051     1,027
   State and municipal                          134       131
   Other debt                                    40        39
Corporate stocks and other                      590       594
----------------------------------------------------------------
   Total                                     $6,144    $5,960
================================================================
RESIDENTIAL MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies     $1,791    $1,587
   Mortgage-backed                               68        64
----------------------------------------------------------------
   Total                                      1,859     1,651
----------------------------------------------------------------
    Total securities available for sale      $8,003    $7,611
================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        15

FUNDING SOURCES Total funding sources were $66.0 billion at June 30, 2000 and December 31, 1999. Increases in demand, savings and money market deposits that resulted from consumer banking marketing initiatives offset decreases in deposits in foreign offices and federal funds purchased.

DETAILS OF FUNDING SOURCES
                                           June 30  December 31
In millions                                   2000         1999
----------------------------------------------------------------
Deposits
   Demand, savings and money market        $30,604      $28,689
   Retail certificates of deposit           14,371       14,153
   Other time                                  622          633
   Deposits in foreign offices               1,829        3,193
----------------------------------------------------------------
     Total deposits                         47,426       46,668
Borrowed funds
   Federal funds purchased                     882        1,281
   Repurchase agreements                       994        1,122
   Bank notes and senior debt                6,878        6,975
   Federal Home Loan Bank borrowings         6,406        6,656
   Subordinated debt                         2,426        2,327
   Other borrowed funds                        999          986
----------------------------------------------------------------
     Total borrowed funds                   18,585       19,347
----------------------------------------------------------------
       Total                               $66,011      $66,015
================================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded activities, the ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At June 30, 2000, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

June 30 - dollars in millions                2000         1999
----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $5,845       $5,442
     Preferred                                313          313
   Trust preferred capital securities         848          848
   Goodwill and other                      (2,277)      (1,321)
   Net unrealized securities losses           241          241
----------------------------------------------------------------
     Tier I risk-based capital              4,970        5,523
   Subordinated debt                        1,970        1,740
   Eligible allowance for credit losses       666          673
----------------------------------------------------------------
     Subtotal                               7,606        7,936
  Investment in unconsolidated finance
     subsidiary                               (14)
----------------------------------------------------------------
     Total risk-based capital              $7,592       $7,936
================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $67,330      $67,689
   Average tangible assets                 73,926       73,910
================================================================
Capital ratios
   Tier I risk-based                         7.38%        8.16%
   Total risk-based                         11.28        11.72
   Leverage                                  6.72         7.47
================================================================


The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During the first six months of 2000, PNC repurchased 4.7 million shares of common stock. On February 17, 2000, the Board of Directors authorized the Corporation to purchase up to 10 million shares of common stock through February 28, 2001. Approximately 7.4 million shares remain under this authorization.

RISK MANAGEMENT
In the normal course of business, the Corporation assumes various types of risk, the most significant of which are credit, interest rate, liquidity and market risk. To manage these risks, PNC has risk management processes designed to provide for risk identification, measurement, monitoring and control.

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

NONPERFORMING ASSETS BY TYPE
                                           June 30  December 31
Dollars in millions                           2000         1999
----------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $259         $219
   Residential mortgage                         39           56
   Commercial real estate
     Real estate project                         6           13
     Mortgage                                    6            8
   Consumer                                      3            2
   Lease financing                               3            1
----------------------------------------------------------------
     Total nonaccrual loans                    316          299
Foreclosed and other assets
   Residential mortgage                         15           12
   Commercial real estate                        4            5
   Other                                        29           22
----------------------------------------------------------------
     Total foreclosed and other assets          48           39
----------------------------------------------------------------
       Total nonperforming assets             $364         $338
================================================================
Nonaccrual loans to total loans                .62%         .60%
Nonperforming assets to total loans,
   loans held for sale and foreclosed
   assets                                      .66          .61
Nonperforming assets to total assets           .48          .45
================================================================

The above table excludes $18 million and $13 million of equity management assets at June 30, 2000 and December 31, 1999, respectively, carried at estimated fair value.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        16

FINANCIAL REVIEW

The amount of nonperforming loans that were current as to principal and interest was $24 million at June 30, 2000 and $42 million at December 31, 1999. There were no troubled debt restructured loans outstanding as of either period end.

CHANGE IN NONPERFORMING ASSETS
In millions                                   2000         1999
----------------------------------------------------------------
January 1                                     $338         $332
Transferred from accrual                       200          160
Returned to performing                          (5)          (2)
Principal reductions                           (75)        (103)
Sales                                          (19)         (21)
Charge-offs and other                          (75)         (33)
----------------------------------------------------------------
    June 30                                   $364         $333
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
                               Amount             Percent of Loans
                        --------------------------------------------
                        June 30  December 31   June 30  December 31
Dollars in millions        2000         1999      2000         1999
--------------------------------------------------------------------
Consumer                    $20          $25       .22%         .27%
Residential mortgage         38           34       .29          .26
Commercial                   28           30       .13          .14
Commercial real estate        2            5       .07          .18
Lease financing               3            2       .10          .05
--------------------------------------------
  Total                     $91          $96       .18          .19
====================================================================

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

The provision for credit losses for the first six months of 2000 and the evaluation of the allowance for credit losses as of June 30, 2000 reflected changes in loan portfolio composition and changes in asset quality. The unallocated portion of the allowance for credit losses at June 30, 2000 represented 20% of the total allowance and .26% of total loans compared with 20% and .27%, respectively, at December 31, 1999.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   2000         1999
----------------------------------------------------------------
January 1                                     $674         $753
Charge-offs                                    (88)        (134)
Recoveries                                      23           32
----------------------------------------------------------------
   Net charge-offs                             (65)        (102)
Provision for credit losses                     66          103
Divestitures                                                (81)
----------------------------------------------------------------
   June 30                                    $675         $673
================================================================

The allowance as a percent of nonaccrual loans and period-end loans was 214% and 1.33%, respectively, at June 30, 2000. The comparable year-end 1999 amounts were 225% and 1.35%, respectively.

CHARGE-OFFS AND RECOVERIES
Six months ended                                              Percent of
June 30                                                 Net      Average
Dollars in millions  Charge-offs   Recoveries   Charge-offs        Loans
-------------------------------------------------------------------------
2000

Consumer                     $23          $11           $12          .26%
Residential mortgage           3            1             2          .03
Commercial                    59           10            49          .45
Lease financing                3            1             2          .13
-----------------------------------------------------------
   Total                     $88          $23           $65          .26
-------------------------------------------------------------------------

1999
Consumer                     $34          $14           $20          .37%
Credit card                   60            2            58         8.63
Residential mortgage           6            1             5          .08
Commercial                    30           13            17          .14
Commercial real estate         1            1
Lease financing                3            1             2          .16
-----------------------------------------------------------
   Total                    $134          $32          $102          .38
=========================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        17

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At June 30, 2000, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .9%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicated that net interest income would increase by 1.1%.

The Corporation models additional interest rate scenarios covering a wider range of rate movements to identify yield curve, term structure and basis risk exposures. These scenarios are developed based on historical rate relationships or management's expectations regarding the future direction and level of interest rates. Depending on market conditions and other factors, these scenarios may be modeled more or less frequently. Such analyses are used to identify inherent risk and develop appropriate strategies.

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

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at June 30, 2000, if interest rates were to instantaneously increase by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 1.0% of assets. If interest rates were to instantaneously decrease by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .1% of assets.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        18

FINANCIAL REVIEW

LIQUIDITY RISK Liquidity represents the Corporation's ability to obtain cost-effective funding to meet the needs of customers as well as the Corporation's financial obligations. Liquidity is centrally managed by Asset and Liability Management, with oversight provided by the Corporate Asset and Liability Committee and the Finance Committee of the Board of Directors.

Access to capital markets funding sources is a key factor affecting liquidity management. Access to such markets is in part based on the Corporation's credit ratings, which are influenced by a number of factors including capital ratios, credit quality, and earnings. Additional factors that impact liquidity include the maturity structure of existing assets, liabilities, and off-balance-sheet positions, the level of liquid securities and loans available for sale, and the Corporation's ability to securitize and sell various types of loans.

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities available for sale. At June 30, 2000, such assets totaled $13.2 billion with $3.9 billion pledged as collateral for borrowing, trust and other commitments. Liquidity can also be obtained through secured advances from the FHLB, of which PNC is a member. These borrowings are generally secured by residential mortgages and mortgage-backed securities. At June 30, 2000, approximately $7.9 billion of residential mortgages were available as collateral for borrowings from the FHLB. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At June 30, 2000, the Corporation had unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities and $400 million of trust preferred capital securities. In addition, the Corporation had an unused line of credit of $500 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $380 million at June 30, 2000. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

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

Market risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the potential loss due to a two standard deviation, one-day move. The combined period-end value-at-risk of all trading operations using this measurement was less than $600 thousand at June 30, 2000.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        19

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

During the first six months of 2000, financial derivatives used in interest rate risk management decreased net interest income by $17 million compared with a $32 million increase in the prior-year period.

The following table sets forth changes in the notional value of off-balance-sheet financial derivatives used for risk management during the first six months of 2000.

FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                      Weighted-
                                                                                                                       Average
2000 - dollars in millions                        January 1     Additions    Maturities  Terminations     June 30     Maturity
---------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                   $7,413          $368       $(1,075)      $(1,000)     $5,706  2 yrs. 9 mos.
     Pay fixed                                            5                                                     5         6 mos.
     Basis swaps                                      1,650           773          (104)                    2,319  3 yrs. 9 mos.
   Interest rate caps                                   474                         (82)          (17)        375  4 yrs.
   Interest rate floors                               3,311                         (25)          (14)      3,272  1 yr. 11 mos.
------------------------------------------------------------------------------------------------------------------
       Total interest rate risk management           12,853         1,141        (1,286)       (1,031)     11,677
Mortgage banking risk management
   Residential
     Forward contracts
       Commitments to purchase loans                    304        12,444       (12,408)                      340         2 mos.
       Commitments to sell loans                      1,194        15,939       (14,778)                    2,355         2 mos.
       Options                                           96           426          (269)                      253         2 mos.
     Options - MSR                                    7,675           405                                   8,080  3 yrs. 5 mos.
------------------------------------------------------------------------------------------------------------------
       Total residential                              9,269        29,214       (27,455)                   11,028
   Commercial - interest rate swaps                     643           861           (85)         (883)        536  6 yrs.
------------------------------------------------------------------------------------------------------------------
       Total mortgage banking risk management         9,912        30,075       (27,540)         (883)     11,564
Student lending activities
   Forward contracts                                    681            86            (3)         (354)        410  2 yrs. 1 mo.
Credit-related activities
   Credit default swaps                               4,315            93                                   4,408  1 yr.  2 mos.
------------------------------------------------------------------------------------------------------------------
       Total                                        $27,761       $31,395      $(28,829)      $(2,268)    $28,059
=================================================================================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        20

FINANCIAL REVIEW


The following table sets forth, by designated assets and liabilities, the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve at June 30, 2000.

FINANCIAL DERIVATIVES

                                                                                                      Weighted-Average Interest
                                                                                                                 Rates
                                                                     Notional         Estimated       -------------------------
June 30, 2000 - dollars in millions                                     Value        Fair Value            Paid     Received
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                               $4,000              $(48)           7.02%        5.49%
       Basis swaps designated to other earning assets                     245                12            6.50         6.99
     Interest rate caps designated to loans (2)                           375                11              NM           NM
     Interest rate floors designated to loans (3)                       3,272                (1)             NM           NM
-----------------------------------------------------------------------------------------------------
         Total asset rate conversion                                    7,892               (26)
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                        125                (2)           7.06         6.73
         Borrowed funds                                                 1,581               (31)           7.04         6.49
       Pay fixed designated to borrowed funds                               5                 1            6.09         7.51
       Basis swaps designated to borrowed funds                         2,074                 2            7.01         7.06
-----------------------------------------------------------------------------------------------------
         Total liability rate conversion                                3,785               (30)
-----------------------------------------------------------------------------------------------------
           Total interest rate risk management                         11,677               (56)
Mortgage banking risk management
   Residential
     Forward contracts
       Commitments to purchase loans                                      340                11              NM           NM
       Commitments to sell loans                                        2,355               (13)             NM           NM
       Options                                                            253                 5              NM           NM
     Options - MSR (3)                                                  8,080                32              NM           NM
-----------------------------------------------------------------------------------------------------
         Total residential                                             11,028                35
   Commercial
     Pay fixed interest rate swaps designated to
       securities (1)                                                     154                11            5.86         7.10
     Pay fixed interest rate swaps designated to loans (1)                382                17            6.64         6.81
-----------------------------------------------------------------------------------------------------
         Total commercial                                                 536                28
-----------------------------------------------------------------------------------------------------
           Total mortgage banking risk management                      11,564                63
Student lending activities
   Forward contracts                                                      410                                NM           NM
Credit-related activities
   Credit default swaps                                                 4,408                (3)             NM           NM
-----------------------------------------------------------------------------------------------------
         Total financial derivatives                                  $28,059                $4
===============================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 30% were based on 1-month LIBOR, 67% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $89 million, $113 million and $169 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.09%, 1-month LIBOR over a weighted-average strike of 5.67% and Prime over a weighted-average strike of 8.77%, respectively. At June 30, 2000, 3-month LIBOR was 6.77%, 1-month LIBOR was 6.64% and Prime was 9.50%.
(3) Interest rate floors with notional values of $3.0 billion, $3.8 billion and $3.4 billion require the counterparty to pay the Corporation the excess, if any, of the weighted-average strike of 4.63% over 3-month LIBOR, the weighted-average strike of 5.08% over 10-year CMT and the weighted-average strike of 5.16% over 10-year CMS, respectively. At June 30, 2000, 3-month LIBOR was 6.77%, 10-year CMT was 6.03% and 10-year CMS was 7.25%.
NM - Not meaningful


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        21

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

OTHER DERIVATIVES

                                                                       At June 30, 2000
                                              --------------------------------------------------------------------
                                                                    Positive         Negative                           Average
                                               Notional                 Fair             Fair       Net Asset              Fair
In millions                                       Value                Value            Value     (Liability)             Value*
-----------------------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                                      $12,909                 $128            $(132)            $(4)              $(6)
     Caps/floors
       Sold                                       4,367                                   (24)            (24)              (27)
       Purchased                                  4,192                   22                               22                25
   Foreign exchange                               4,150                   59              (47)             12                 7
   Other                                          3,270                   42              (40)              2                 4
-----------------------------------------------------------------------------------------------------------------------------------
   Total customer-related                        28,888                  251             (243)              8                 3
Other                                             1,218                    6               (1)              5                 6
-----------------------------------------------------------------------------------------------------------------------------------
   Total other derivatives                      $30,106                 $257            $(244)            $13                $9
===================================================================================================================================

* For the six months ended June 30, 2000



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        22

FINANCIAL REVIEW

SECOND QUARTER 2000 VS. SECOND QUARTER 1999
Consolidated net income for the second quarter of 2000 was $315 million or $1.06 per diluted share, an 8% increase compared with core diluted earnings per share for the second quarter of 1999. Return on average common shareholders' equity was 21.91% and return on average assets was 1.68% for the second quarter of 2000 compared with 21.21% and 1.60%, respectively, on a core basis for the second quarter of 1999. Cash earnings per diluted share were $1.16 for the second quarter of 2000, up 12% compared with core cash earnings per diluted share a year ago. Reported earnings for the second quarter of 1999 were $315 million or $1.03 per diluted share. Core earnings per diluted share, which exclude the gain from the sale of Concord stock partially offset by a contribution to the PNC Foundation, were $.98. Core cash earnings per diluted share were $1.04 in the second quarter of 1999.

Taxable-equivalent net interest income was $555 million for the second quarter of 2000, a $57 million decrease compared with the second quarter of 1999. The net interest margin was 3.41% for the second quarter of 2000 compared with 3.64% in the second quarter of 1999. The decreases were primarily due to funding costs related to the ISG acquisition, downsizing of certain credit-related businesses in 1999 and the impact of the higher interest rate environment.

The provision for credit losses was $35 million in the second quarter of 2000 and net charge-offs were $34 million, compared with $25 million and $24 million, respectively, in the prior-year period.

Noninterest income of $796 million for the second quarter of 2000 increased $173 million or 28% compared with the prior-year quarter, excluding the $41 million gain on the sale of Concord stock in 1999. The increase was primarily driven by growth in fee-based businesses, the benefit of the ISG acquisition and higher equity management revenue.

Asset management fees of $196 million for the second quarter of 2000 increased $27 million or 16% compared with the second quarter of 1999 primarily driven by new business. Assets under management were $224 billion at June 30, 2000, a 19% increase compared with June 30, 1999. Fund servicing fees were $164 million for the second quarter of 2000, a $110 million increase compared with the second quarter of 1999 primarily driven by the ISG acquisition. Excluding ISG, fund servicing fees increased $11 million or 20% compared with the prior-year quarter primarily due to existing client growth, new business and market appreciation.

Brokerage fees of $60 million for the second quarter of 2000 increased $7 million or 13% compared with the second quarter of 1999 reflecting the expansion of Hilliard Lyons' distribution network and the impact of higher activity in the equity markets. Consumer services revenue of $56 million for the second quarter of 2000 increased $4 million or 8% compared with the prior-year quarter primarily due to an increase in consumer transaction volume.

Corporate services revenue of $80 million for the second quarter of 2000 decreased $4 million compared with the second quarter of 1999 primarily due to a lower level of commercial mortgage-backed securitization gains.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        23

Net residential mortgage banking revenue of $62 million for the second quarter of 2000 decreased $8 million compared with the prior-year quarter as an increase in net servicing revenue was more than offset by the impact of lower origination activity. Residential mortgage originations totaled $4 billion for the second quarter of 2000 compared with $6 billion in the prior-year quarter.

Equity management revenue was $48 million for the second quarter of 2000 compared with $17 million in the second quarter of 1999.

There were no net securities gains in the second quarter of 2000. Net securities gains were $42 million for the second quarter of 1999, substantially all related to the gain from the sale of Concord stock. Other noninterest income of $80 million for the second quarter of 2000 increased $8 million compared with the second quarter of 1999.

Noninterest expense was $827 million and the efficiency ratio was 56% in the second quarter of 2000 compared with $737 million and 54%, respectively, in the second quarter of 1999, excluding non-core items. The increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth.

Average earning assets were $64.8 billion for the second quarter of 2000 compared with $66.9 billion for the second quarter of 1999. Average earning assets declined primarily due to a decrease in average loans, which resulted from the decision to exit certain non-strategic wholesale lending businesses and the continued downsizing of the indirect automobile lending portfolio. Average securities available for sale decreased $1.4 billion compared with the prior-year quarter. Average loans held for sale increased $1.0 billion compared with the prior-year quarter primarily as a result of exiting certain non-strategic wholesale lending businesses during 1999.

Average deposits were $46.7 billion and represented 62% of total sources of funds for the second quarter of 2000 compared with $45.5 billion and 61%, respectively, in the second quarter of 1999. The increase in deposits was primarily due to increases in interest-bearing demand and money market deposits that resulted from marketing initiatives in the consumer bank.

Average borrowed funds were $19.4 billion for the second quarter of 2000 compared with $20.5 billion for the second quarter of 1999.

The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .66% at June 30, 2000 compared with .59% at June 30, 1999. Nonperforming assets were $364 million at June 30, 2000 compared with $333 million at June 30, 1999.

The allowance for credit losses was $675 million and represented 1.33% of period-end loans and 214% of nonaccrual loans at June 30, 2000. The comparable ratios were 1.29% and 224%, respectively, at June 30, 1999. Net charge-offs were $34 million or .27% of average loans in the second quarter of 2000 compared with $24 million or .18%, respectively, in the second quarter of 1999.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        24

CONSOLIDATED STATEMENT OF INCOME


                                                                Three months ended June 30            Six months ended June 30
                                                              -------------------------------      -------------------------------
In millions, except per share data                                    2000           1999                  2000           1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                             $1,018           $989                $2,009         $2,101
Securities available for sale                                          123            130                   240            236
Loans held for sale                                                     97             66                   204            122
Other                                                                   27             19                    49             35
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                             1,265          1,204                 2,502          2,494
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               397            333                   766            684
Borrowed funds                                                         318            264                   626            545
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              715            597                 1,392          1,229
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 550            607                 1,110          1,265
Provision for credit losses                                             35             25                    66            103
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                515            582                 1,044          1,162
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       196            169                   382            330
Fund servicing                                                         164             54                   319            106
Service charges on deposits                                             50             51                   100            101
Brokerage                                                               60             53                   131            109
Consumer services                                                       56             52                   107            126
Corporate services                                                      80             84                   162             21
Net residential mortgage banking                                        62             70                   116            130
Equity management                                                       48             17                   135             26
Net securities (losses) gains                                                          42                    (3)            42
Other                                                                   80             72                   136            404
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            796            664                 1,585          1,395
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          428            364                   872            776
Net occupancy                                                           50             52                   107            139
Equipment                                                               57             51                   117            139
Amortization                                                            28             21                    56             49
Marketing                                                               21             17                    36             32
Distributions on capital securities                                     17             16                    33             32
Other                                                                  226            246                   453            423
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           827            767                 1,674          1,590
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             484            479                   955            967
Income taxes                                                           169            164                   332            327
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $315           $315                  $623           $640
----------------------------------------------------------------------------------------------------------------------------------

Net income applicable to diluted earnings                             $311           $311                  $614           $631

EARNINGS PER COMMON SHARE
Basic                                                                $1.07          $1.04                 $2.11          $2.10
Diluted                                                               1.06           1.03                  2.09           2.08

CASH DIVIDENDS DECLARED PER COMMON SHARE                               .45            .41                   .90            .82

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                289.8          297.4                 290.8          299.9
Diluted                                                              292.2          300.9                 293.1          303.2
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        25

CONSOLIDATED BALANCE SHEET

                                                                                             June 30           December 31
In millions, except par value                                                                   2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                       $3,138                $3,097
Short-term investments                                                                         1,408                 1,148
Loans held for sale                                                                            4,510                 5,798
Securities available for sale                                                                  7,302                 7,611
Loans, net of unearned income of $732 and $724                                                50,942                50,046
   Allowance for credit losses                                                                  (675)                 (674)
----------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                  50,267                49,372
Goodwill and other amortizable assets                                                          4,366                 4,123
Other                                                                                          4,746                 4,264
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                              $75,737               $75,413
==================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                        $9,088                $8,441
   Interest-bearing                                                                           38,338                38,227
----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                           47,426                46,668
Borrowed funds
   Federal funds purchased                                                                       882                 1,281
   Repurchase agreements                                                                         994                 1,122
   Bank notes and senior debt                                                                  6,878                 6,975
   Federal Home Loan Bank borrowings                                                           6,406                 6,656
   Subordinated debt                                                                           2,426                 2,327
   Other borrowed funds                                                                          999                   986
----------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                     18,585                19,347
Other                                                                                          2,721                 2,604
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                          68,732                68,619
----------------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                   848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                    7                     7
Common stock - $5 par value
   Authorized 450 shares
   Issued 353 shares                                                                           1,764                 1,764
Capital surplus                                                                                1,287                 1,276
Retained earnings                                                                              6,358                 6,006
Deferred benefit expense                                                                         (18)                  (17)
Accumulated other comprehensive loss                                                            (254)                 (267)
Common stock held in treasury at cost: 64 and 60 shares                                       (2,987)               (2,823)
----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                  6,157                 5,946
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                            $75,737               $75,413
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        26

CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30 - in millions                                                              2000            1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                          $623            $640
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                        66             103
   Depreciation, amortization and accretion                                                          272             217
   Deferred income taxes                                                                             194              98
   Net securities (losses) gains                                                                      (1)             14
   Gain on sale of businesses                                                                                       (290)
   Valuation adjustments                                                                              23             142
Change in
   Loans held for sale                                                                             1,265              83
   Other                                                                                          (1,195)           (604)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                     1,247             403
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                               (1,005)            340
Repayment of securities available for sale                                                           450             750
Sales
   Securities available for sale                                                                   3,700           5,687
   Loans                                                                                              16             312
   Foreclosed assets                                                                                  21              21
Purchases
   Securities available for sale                                                                  (3,854)         (7,676)
   Loans                                                                                                            (363)
Net cash (paid) received for divestitures                                                             (4)          3,261
Other                                                                                               (117)            (27)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                               (793)          2,305
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                      647            (855)
   Interest-bearing deposits                                                                         111           1,044
   Federal funds purchased                                                                          (399)            (70)
Sale/issuance
   Repurchase agreements                                                                          79,564          71,290
   Bank notes and senior debt                                                                      2,847           1,320
   Federal Home Loan Bank borrowings                                                               2,750             250
   Subordinated debt                                                                                 593             254
   Other borrowed funds                                                                           20,335          16,790
   Common stock                                                                                       71              67
Repayment/maturity
   Repurchase agreements                                                                         (79,692)        (70,921)
   Bank notes and senior debt                                                                     (2,945)         (3,226)
   Federal Home Loan Bank borrowings                                                              (3,000)         (1,937)
   Subordinated debt                                                                                (494)             (5)
   Other borrowed funds                                                                          (20,292)        (16,256)
Acquisition of treasury stock                                                                       (238)           (543)
Cash dividends paid                                                                                 (271)           (256)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (413)         (3,054)
-------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                        41            (346)
     Cash and due from banks at beginning of year                                                  3,097           2,534
-------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                     $3,138          $2,188
===============================================================================================================================
CASH PAID FOR
     Interest                                                                                     $1,408          $1,286
     Income taxes                                                                                    181             108
NON-CASH ITEMS
     Transfer from loans to loans held for sale                                                                    1,489
     Transfer from loans to other assets                                                              22              20
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS The PNC Financial Services Group, Inc. ("Corporation" or "PNC") is one of the largest diversified financial services companies in the United States operating regional banking, corporate banking, real estate finance, asset-based lending, asset management, global fund services and mortgage banking businesses that provide products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation is subject to intense competition from other financial services companies and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those authorities.

ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION The unaudited consolidated interim financial statements include the accounts of PNC and its subsidiaries, most of which are wholly owned. Such statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of results for the interim periods presented. Certain prior-period amounts have been reclassified to conform with the current period presentation. These classifications did not impact the Corporation's financial condition or results of operations.

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

CASH FLOWS
During the first six months of 2000, acquisition activity that affected cash flows consisted of $22 million of acquired assets, $2 million of acquired liabilities and cash payments totaling $3 million. During the first six months of 1999, divestiture activity that affected cash flow consisted of $3.1 billion of divested assets and cash receipts of $3.3 billion in cash and due from banks.

TRADING ACTIVITIES
PNC engages in trading activities as part of the Corporation's risk management strategies and for "market making" in equity securities. Additionally, PNC participates in derivatives and foreign exchange trading as an accommodation to customers.

Net trading income for the first six months of 2000 totaled $56 million compared with a net trading loss of $10 million for the prior-year period that were included in noninterest income as follows:

Six months ended June 30 - in millions         2000       1999
----------------------------------------------------------------
Net residential mortgage banking
   Risk management                              $15       $(42)
Other income
   Market making                                 23         24
   Derivatives trading                            7          1
   Foreign exchange                              11          7
----------------------------------------------------------------
Net trading income (loss)                       $56       $(10)
================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                     -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AVAILABLE FOR SALE

                                                                                    Unrealized
                                                         Amortized      -------------------------------------        Fair
In millions                                                   Cost            Gains                 Losses          Value
-----------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies                      $153                                    $(5)           $148
   Mortgage-backed                                           3,661               $1                  (160)          3,502
   Asset-backed                                                954                1                   (32)            923
   State and municipal                                         116                2                    (5)            113
   Other debt                                                   39                                     (1)             38
-----------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                   4,923                4                  (203)          4,724
   Corporate stocks and other                                  587               12                    (4)            595
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                   5,510               16                  (207)          5,319
-----------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies                     1,727                1                  (177)          1,551
   Mortgage-backed                                             435                3                    (6)            432
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                   2,162                4                  (183)          1,983
-----------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                  $7,672              $20                 $(390)         $7,302
=============================================================================================================================

DECEMBER 31, 1999
PORTFOLIO SECURITIES
Debt securities
   U.S. Treasury and government agencies                       $411                                  $(11)           $400
   Mortgage-backed                                            3,918              $2                  (151)          3,769
   Asset-backed                                               1,051                                   (24)          1,027
   State and municipal                                          134               2                    (5)            131
   Other debt                                                    40                                    (1)             39
-----------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                    5,554               4                  (192)          5,366
   Corporate stocks and other                                   590               9                    (5)            594
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                    6,144              13                  (197)          5,960
-----------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL MORTGAGE BANKING RISK MANAGEMENT
Debt securities
   U.S. Treasury and government agencies                      1,791                                  (204)          1,587
   Mortgage-backed                                               68                                    (4)             64
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                    1,859                                  (208)          1,651
-----------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                   $8,003             $13                 $(405)         $7,611
=============================================================================================================================

The fair value of securities available for sale at June 30, 2000 was $7.3 billion, $309 million lower than December 31, 1999. Total securities used to hedge residential mortgage servicing rights were $2.0 billion at June 30, 2000. Portfolio securities represented 7% of total assets at June 30, 2000. The expected weighted-average life of the portfolio securities decreased to 4 years and 5 months at June 30, 2000 compared with 4 years and 7 months at year-end 1999. The expected weighted-average life of total securities available for sale at June 30, 2000 remained consistent at 5 years and 7 months compared with year-end 1999.

Net securities gains of $1 million and losses of $14 million for the first six months of 2000 and 1999, respectively, were reported as follows:

Six months ended June 30 -
in millions                                2000            1999
------------------------------------------------------------------
Net securities (losses) gains               $(3)            $42
Net residential mortgage banking              2             (56)
Corporate services                            2
------------------------------------------------------------------
   Total                                     $1            $(14)
==================================================================

Net securities losses were $3 million for the first six months of 2000. Net securities gains were $42 million for the first six months of 1999, substantially all related to the gain from the sale of Concord EFS, Inc. stock. Net securities gains of $2 million and net securities losses of $56 million related to residential mortgage banking risk management strategies were reported in net residential mortgage banking revenue in the first six months of 2000 and 1999, respectively. Net securities gains of $2 million for the first six months of 2000, related to commercial mortgage banking activities, were included in corporate services revenue.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                            June 30   December 31
In millions                                    2000          1999
------------------------------------------------------------------
Nonaccrual loans                               $316          $299
Foreclosed and other assets                      48            39
------------------------------------------------------------------
   Total nonperforming assets                  $364          $338
==================================================================

The above table excludes $18 million and $13 million of equity management assets at June 30, 2000 and December 31, 1999, respectively, carried at estimated fair value.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:

In millions                                    2000          1999
------------------------------------------------------------------
Allowance at January 1                         $674          $753
Charge-offs
   Consumer                                     (23)          (34)
   Credit card                                                (60)
   Residential mortgage                          (3)           (6)
   Commercial                                   (59)          (30)
   Commercial real estate                                      (1)
   Lease financing                               (3)           (3)
------------------------------------------------------------------
     Total charge-offs                          (88)         (134)
Recoveries
   Consumer                                      11            14
   Credit card                                                  2
   Residential mortgage                           1             1
   Commercial                                    10            13
   Commercial real estate                                       1
   Lease financing                                1             1
------------------------------------------------------------------
     Total recoveries                            23            32
------------------------------------------------------------------
Net charge-offs
   Consumer                                     (12)          (20)
   Credit card                                                (58)
   Residential mortgage                          (2)           (5)
   Commercial                                   (49)          (17)
   Lease financing                               (2)           (2)
------------------------------------------------------------------
       Total net charge-offs                    (65)         (102)
Provision for credit losses                      66           103
Divestitures                                                  (81)
------------------------------------------------------------------
   Allowance at June 30                        $675          $673
==================================================================

FINANCIAL DERIVATIVES
FAIR VALUE OF FINANCIAL DERIVATIVES The notional and fair values of financial derivatives used for risk management were as follows:

                                     Positive           Negative
                         Notional        Fair Notional      Fair
In millions                 Value       Value    Value     Value
------------------------------------------------------------------
JUNE 30, 2000
Interest rate
   Swaps                   $3,628         $30   $4,402      $(96)
   Caps                       375          11
   Floors                   3,000                  272        (1)
------------------------------------------------------------------
Total interest rate
   risk management          7,003          41    4,674       (97)
Mortgage banking
   risk management          8,951          78    2,613       (15)
Forward contracts             410
Credit default swaps          153                4,255        (3)
------------------------------------------------------------------
    Total                 $16,517        $119  $11,542     $(115)
==================================================================

DECEMBER 31, 1999
Interest rate
   Swaps                   $3,666         $46   $5,402     $(108)
   Caps                       474          12
   Floors                   3,000           1      311        (1)
------------------------------------------------------------------
Total interest rate
   risk management          7,140          59    5,713      (109)
Mortgage banking
   risk management          8,747          80    1,165        (1)
Forward contracts             681
Credit default swaps           60                4,255        (4)
------------------------------------------------------------------
    Total                 $16,628        $139  $11,133     $(114)
==================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        30

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

OTHER DERIVATIVES The following schedule sets forth information relating to positions associated with customer-related and other derivatives.


                                                                         At June 30
                                             --------------------------------------------------------------
                                                                 Positive         Negative                        Average
                                                  Notional           Fair             Fair       Net Asset           Fair
In millions                                          Value          Value            Value      (Liability)         Value *
----------------------------------------------------------------------------------------------------------------------------
2000
Customer-related
   Interest rate
     Swaps                                         $12,909           $128            $(132)            $(4)           $(6)
     Caps/floors
       Sold                                          4,367                             (24)            (24)           (27)
       Purchased                                     4,192             22                               22             25
   Foreign exchange                                  4,150             59              (47)             12              7
   Other                                             3,270             42              (40)              2              4
----------------------------------------------------------------------------------------------------------------------------
   Total customer-related                           28,888            251             (243)              8              3
Other                                                1,218              6               (1)              5              6
----------------------------------------------------------------------------------------------------------------------------
   Total other derivatives                         $30,106           $257            $(244)            $13             $9
============================================================================================================================

* For the six months ended June 30, 2000

                                                                       At December 31
                                             --------------------------------------------------------------          1999
                                                                 Positive        Negative                         Average
                                                 Notional            Fair            Fair        Net Asset           Fair
In millions                                         Value           Value           Value       (Liability)         Value
----------------------------------------------------------------------------------------------------------------------------
1999
Customer-related
   Interest rate
     Swaps                                        $17,103            $110           $(116)             $(6)          $(13)
     Caps/floors
       Sold                                         3,440                             (25)             (25)           (20)
       Purchased                                    3,337              22                               22             18
   Foreign exchange                                 3,310              47             (36)              11              7
   Other                                            2,161              22              (9)              13              3
----------------------------------------------------------------------------------------------------------------------------
   Total customer-related                          29,351             201            (186)              15             (5)
Other                                               1,238               6                                6              4
----------------------------------------------------------------------------------------------------------------------------
   Total other derivatives                        $30,589            $207           $(186)             $21            $(1)
============================================================================================================================

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

COMPREHENSIVE INCOME
Total comprehensive income was $325 million for the second quarter of 2000 and $636 million for the first six months of 2000, compared with $156 million and $435 million, respectively, in 1999.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        31

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                                        Three months ended       Six months ended
                                                                                                   June 30                June 30
                                                                                        ------------------------------------------
In millions, except share and per share data                                               2000       1999        2000       1999
----------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                                 $315       $315        $623       $640
Less: Preferred dividends declared                                                            5          5          10          9
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                                   $310       $310        $613       $631
----------------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                         289,804    297,427     290,847    299,851
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                           $1.07      $1.04       $2.11      $2.10
==================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                                 $315       $315        $623       $640
Less: Dividends declared on nonconvertible preferred stock Series F                           4          4           9          9
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                                 $311       $311        $614       $631
----------------------------------------------------------------------------------------------------------------------------------

Basic weighted-average common shares outstanding (in thousands)                         289,804    297,427     290,847    299,851
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                           121        133         121        136
     Conversion of preferred stock Series C and D                                         1,012      1,077       1,020      1,087
     Conversion of debentures                                                                20         24          21         24
     Exercise of stock options                                                            1,163      1,866         924      1,674
     Incentive share awards                                                                  69        380         216        380
----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                       292,189    300,907     293,149    303,152
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                         $1.06      $1.03       $2.09      $2.08
==================================================================================================================================


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT REPORTING
PNC operates eight major businesses engaged in regional banking, corporate banking, real estate finance, asset-based lending, asset management, global fund services and mortgage banking activities: Regional Banking, Corporate Banking, PNC Real Estate Finance, PNC Business Credit, PNC Advisors, BlackRock, PFPC and PNC Mortgage.

Business results are presented based on PNC's management accounting practices and the Corporation's current management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented to the extent practicable as if each business operated on a stand-alone basis.

The presentation of business results was changed during the first quarter of 2000 to reflect the Corporation's current operating strategy and recent organizational changes. Middle market and equipment leasing activities (previously included in Regional Banking) are reported in Corporate Banking. In addition, PNC Real Estate Finance and PNC Business Credit are reported separately within PNC Secured Finance. Regional real estate lending activities (previously included in Regional Banking) are reported in PNC Real Estate Finance. Business financial results for the first six months of 2000 and 1999 are presented consistent with this structure.

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

BUSINESS SEGMENT PRODUCTS AND SERVICES
Regional Banking provides credit, deposit, branch-based brokerage and electronic banking products and services to retail customers as well as credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Corporate Banking provides specialized credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

PNC Real Estate Finance provides credit products, capital markets financing, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate.

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

PFPC, the Corporation's global fund services subsidiary, provides a wide range of processing services to the investment management community. PFPC provides customized services to clients in the United States and to the global funds marketplace through its Dublin, Ireland operation.

PNC Mortgage originates, purchases and services residential mortgages and related products. PNC Mortgage also acquires and securitizes residential mortgages as private-label, mortgage-backed securities and performs the master servicing of those securities for investors.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        33

RESULTS OF BUSINESSES

                                                          PNC       PNC
Three months ended June 30   Regional  Corporate  Real Estate  Business       PNC                          PNC                Total
In millions                   Banking    Banking      Finance    Credit  Advisors  BlackRock   PFPC   Mortgage      Other       PNC
------------------------------------------------------------------------------------------------------------------------------------
2000
INCOME STATEMENT
Net interest income*             $359       $138        $32        $25      $33        $1      $(12)       $5        $(26)     $555
Noninterest income                155         68         25          4      161       113       165        77          28       796
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  514        206         57         29      194       114       153        82           2     1,351
Provision for credit losses        10         23                     2                                                           35
Depreciation and amortization      21          4          5                   3         5        13         3          12        66
Other noninterest expense         249         91         27          7      120        73       124        53          17       761
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                234         88         25         20       71        36        16        26         (27)      489
Income taxes                       82         32          5          7       26        15         6        10          (9)      174
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $152        $56        $20        $13      $45       $21       $10       $16        $(18)     $315
====================================================================================================================================
Inter-segment revenue              $1         $7        $(2)       $(2)      $5       $20                 $10        $(39)
====================================================================================================================================
Average assets                $38,498    $16,270     $5,826     $2,262   $3,556      $480    $1,571    $6,897        $193   $75,553
====================================================================================================================================

1999
INCOME STATEMENT
Net interest income*             $357       $118        $30        $17      $34       $(3)       $2       $31         $26      $612
Noninterest income                146         64         30          2      152        92        55        85          38       664
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  503        182         60         19      186        89        57       116          64     1,276
Provision for credit losses        15         11                     1       (1)                                       (1)       25
Depreciation and amortization      19          4          5                   4         4         1         2          16        55
Other noninterest expense         243         88         26          6      119        61        39        91          39       712
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                226         79         29         12       64        24        17        23          10       484
Income taxes                       83         28          7          4       25        10         6        10          (4)      169
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $143        $51        $22         $8      $39       $14       $11       $13         $14      $315
====================================================================================================================================
Inter-segment revenue              $2         $2        $(1)                 $3       $20                 $12        $(38)
====================================================================================================================================
Average assets                $37,819    $15,589     $5,630     $1,718   $3,358      $406      $258    $7,016      $3,266   $75,060
====================================================================================================================================

Six months ended June 30
In millions
------------------------------------------------------------------------------------------------------------------------------------
2000
INCOME STATEMENT
Net interest income*             $703       $272        $59        $49      $68        $2      $(22)      $10        $(21)   $1,120
Noninterest income                288        148         44          8      330       221       320       148          78     1,585
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  991        420        103         57      398       223       298       158          57     2,705
Provision for credit losses        22         38                     2        3                                         1        66
Depreciation and amortization      42          7         10          1        7        10        26         5          26       134
Other noninterest expense         492        189         57         13      251       144       246       116          32     1,540
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                435        186         36         41      137        69        26        37          (2)      965
Income taxes                      154         66          3         15       51        29        10        15          (1)      342
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $281       $120        $33        $26      $86       $40       $16       $22         $(1)     $623
====================================================================================================================================
Inter-segment revenue              $1         $3                             $7       $41                 $19        $(71)
====================================================================================================================================
Average assets                $38,182    $16,110     $5,604     $2,173   $3,577      $434    $1,587    $6,615        $833   $75,115
====================================================================================================================================

1999
INCOME STATEMENT
Net interest income *            $709       $232        $60        $33      $67       $(6)       $5       $56        $120    $1,276
Noninterest income                267        122         48          4      298       180       106       161         209     1,395
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                  976        354        108         37      365       174       111       217         329     2,671
Provision for credit losses        33         14                     1                                                 55       103
Depreciation and amortization      42          7         10          1        7         9         3         5         104       188
Other noninterest expense         491        169         50         11      236       120        73       171          81     1,402
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                410        164         48         24      122        45        35        41          89       978
Income taxes                      151         59         11          8       47        19        13        17          13       338
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                      $259       $105        $37        $16      $75       $26       $22       $24         $76      $640
====================================================================================================================================
Inter-segment revenue              $3         $1                             $5       $39                 $21        $(69)
====================================================================================================================================
Average assets                $37,673    $15,634     $5,632     $1,658   $3,304      $403      $263    $7,050      $4,386   $76,003
====================================================================================================================================

* Taxable-equivalent basis


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        34

STATISTICAL INFORMATION

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                               Six months ended June 30
                                                          -------------------------------------------------------------------------
                                                                         2000                                  1999
                                                          -------------------------------------------------------------------------
Dollars in millions                                         Average                 Average    Average                    Average
Taxable-equivalent basis                                   Balances  Interest  Yields/Rates   Balances     Interest  Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                        $5,077      $204          8.02%    $3,555         $123          6.88%
  Securities available for sale
    U.S. Treasury and government agencies
       and corporations                                       3,733       101          5.44      4,720          120          5.11
    Other debt                                                3,660       120          6.52      3,186           98          6.15
    Other                                                       616        21          6.97        695           20          5.83
-------------------------------------------------------------------------------             --------------------------
    Total securities available for sale                       8,009       242          6.05      8,601          238          5.56
  Loans, net of unearned income
    Consumer                                                  9,248       390          8.46     10,841          440          8.19
    Credit card                                                                                  1,355          100         14.90
    Residential mortgage                                     13,001       461          7.09     12,341          433          7.02
    Commercial                                               21,918       911          8.22     23,705          900          7.55
    Commercial real estate                                    2,690       118          8.67      3,397          132          7.71
    Lease financing                                           3,004       109          7.26      2,461           87          7.08
    Other                                                       682        28          8.28        476           17          7.27
-------------------------------------------------------------------------------             --------------------------
    Total loans, net of unearned income                      50,543     2,017          7.94     54,576        2,109          7.73
  Other                                                       1,245        49          7.99      1,121           35          6.29
-------------------------------------------------------------------------------             --------------------------
    Total interest-earning assets/interest income            64,874     2,512          7.71     67,853        2,505          7.38
Noninterest-earning assets
  Allowance for credit losses                                 (686)                               (711)
  Cash and due from banks                                     2,598                              2,052
  Other assets                                                8,329                              6,809
--------------------------------------------------------------------                        -------------
     Total assets                                           $75,115                            $76,003
--------------------------------------------------------------------                        -------------
LIABILITIES, CAPITAL SECURITIES
  AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                 $18,893       297          3.17    $17,258          231          2.69
    Savings                                                   2,123        18          1.69      2,503           20          1.62
    Retail certificates of deposit                           14,497       386          5.35     14,381          356          4.99
    Other time                                                  639        20          6.40      2,219           60          5.40
    Deposits in foreign offices                               1,486        45          5.94        721           17          4.80
-------------------------------------------------------------------------------             --------------------------
     Total interest-bearing deposits                         37,638       766          4.09     37,082          684          3.72
  Borrowed funds
    Federal funds purchased                                   2,221        67          5.96      1,445           35          4.79
    Repurchase agreements                                     1,124        30          5.28      2,237           41          3.60
    Bank notes and senior debt                                6,869       217          6.25      9,512          242          5.07
    Federal Home Loan Bank borrowings                         6,345       196          6.10      5,266          132          4.99
    Subordinated debt                                         2,398        89          7.44      1,959           74          7.54
    Other borrowed funds                                        785        27          6.86        642           21          6.46
-------------------------------------------------------------------------------             --------------------------
     Total borrowed funds                                    19,742       626          6.28     21,061          545          5.15
-------------------------------------------------------------------------------             --------------------------
    Total interest-bearing liabilities/interest expense      57,380     1,392          4.84     58,143        1,229          4.23
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits               8,300                              8,858
  Accrued expenses and other liabilities                      2,621                              2,231
  Mandatorily redeemable capital securities
     of subsidiary trusts                                       848                                848
  Shareholders' equity                                        5,966                              5,923
--------------------------------------------------------------------                        -------------
     Total liabilities, capital securities
       and shareholders' equity                             $75,115                            $76,003
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                   2.87                                  3.15
   Impact of noninterest-bearing sources                                                .56                                   .60
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                        $1,120          3.43%                 $1,276          3.75%
-----------------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances of securities available for sale are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        35

------------------------------------------------------------------------------------------------------------------------------------
             Second Quarter 2000                          First Quarter 2000                       Second Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
  Average                          Average      Average                      Average     Average                        Average
 Balances         Interest    Yields/Rates     Balances   Interest      Yields/Rates    Balances       Interest    Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------


   $4,720              $97            8.21%      $5,434       $107              7.86%     $3,727            $67            7.07%


    3,646               51            5.65        3,819         50              5.24       5,187             66            5.12
    3,742               62            6.58        3,578         58              6.45       3,521             55            6.19
      619               11            7.02          614         10              6.92         729             10            5.70
-------------------------------               ----------------------------             -----------------------------
    8,007              124            6.19        8,011        118              5.91       9,437            131            5.56

    9,236              198            8.59        9,261        192              8.33      10,729            218            8.16

   13,055              232            7.11       12,947        229              7.07      12,496            218            6.97
   22,043              464            8.33       21,793        447              8.12      22,846            438            7.58
    2,682               59            8.74        2,698         59              8.60       3,396             66            7.66
    3,049               55            7.19        2,958         54              7.33       2,478             43            6.98
      676               14            8.50          688         14              8.09         534              9            6.99
-------------------------------               ----------------------------             -----------------------------
   50,741            1,022            8.02       50,345        995              7.87      52,479            992            7.53
    1,318               27            8.34        1,173         22              7.60       1,236             19            6.37
-------------------------------               ----------------------------             -----------------------------
   64,786            1,270            7.82       64,963      1,242              7.62      66,879          1,209            7.20

     (689)                                         (683)                                    (678)
    2,872                                         2,324                                    2,038
    8,584                                         8,073                                    6,821
----------------                              -------------                            --------------
  $75,553                                       $74,677                                  $75,060
----------------                              -------------                            --------------




  $19,431              159            3.30      $18,355        138              3.03     $17,686            118            2.66
    2,107                9            1.75        2,138          9              1.64       2,472             10            1.60
   14,403              195            5.45       14,591        191              5.25      14,114            172            4.91
      641               10            6.44          637         10              6.36       1,832             25            5.47
    1,483               24            6.25        1,489         21              5.63         682              8            4.83
-------------------------------               ----------------------------             -----------------------------
   38,065              397            4.20       37,210        369              3.98      36,786            333            3.63

    2,162               34            6.28        2,279         33              5.67       1,230             15            4.77
      975               14            5.60        1,272         16              5.04       2,629             25            3.62
    6,762              110            6.40        6,976        107              6.10       9,214            117            5.03
    6,274              100            6.32        6,417         96              5.89       4,727             59            4.92
    2,420               45            7.45        2,377         44              7.43       2,030             38            7.50
      795               15            7.39          775         12              6.31         714             10            5.92
-------------------------------               ----------------------------             -----------------------------
   19,388              318            6.50       20,096        308              6.08      20,544            264            5.08
-------------------------------               ----------------------------             -----------------------------
   57,453              715            4.97       57,306        677              4.72      57,330            597            4.15

    8,597                                         8,004                                    8,684
    2,650                                         2,592                                    2,325

      848                                           848                                      848
    6,005                                         5,927                                    5,873
----------------                              -------------                            --------------

  $75,553                                       $74,677                                  $75,060
------------------------------------------------------------------------------------------------------------------------------------
                                      2.85                                      2.90                                       3.05
                                       .56                                       .56                                        .59
------------------------------------------------------------------------------------------------------------------------------------
                      $555            3.41%                   $565              3.46%                      $612            3.64%
------------------------------------------------------------------------------------------------------------------------------------

Loan fees for the six months ended June 30, 2000 and June 30, 1999 were $60 million and $61 million, respectively. For each of the three months ended June 30, 2000, March 31, 2000, and June 30, 1999 loan fees were $31 million, $29 million, and $30 million, respectively.


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        36

QUARTERLY REPORT ON FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania  15222-2707
          Telephone:  (412) 762-2000

As of July 31, 2000, The PNC Financial Services Group, Inc. had 289,222,479 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-Reference                               Page(s)
----------------------------------------------------------------
PART I       FINANCIAL INFORMATION

Item 1     Consolidated Statement of Income for the
             three months and six months ended June
             30, 2000 and 1999                               25

           Consolidated Balance Sheet as of June
             30, 2000 and December 31, 1999                  26

           Consolidated Statement of Cash Flows for
             the six months ended June 30, 2000 and
             1999                                            27

           Notes to Consolidated Financial
             Statements                                 28 - 34

           Consolidated Average Balance Sheet and
             Net Interest Analysis                      35 - 36

Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  2 - 24

Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                          18 - 22
----------------------------------------------------------------

PART II    OTHER FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

 10.17    Consulting arrangement between the Corporation and
            Thomas H. O'Brien

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

The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2000, on its behalf by the undersigned thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
By: /s/ Robert L. Haunschild
----------------------------
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----

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

                                                               Cash
                                                          Dividends
                        High          Low        Close     Declared
=====================================================================
2000 QUARTER
---------------------------------------------------------------------
   First             $48.500      $36.000      $45.063         $.45
   Second             57.500       41.000       46.875          .45
---------------------------------------------------------------------
        Total                                                  $.90
=====================================================================
1999 QUARTER
---------------------------------------------------------------------
   First             $59.750      $47.000      $55.563         $.41
   Second             60.125       54.375       57.625          .41
   Third              58.063       49.688       52.688          .41
   Fourth             62.000       43.000       44.500          .45
---------------------------------------------------------------------
        Total                                                 $1.68
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

REGISTRAR AND TRANSFER AGENT

The Chase Manhattan Bank
P.O. Box 590
Ridgefield Park, New Jersey 07660
(800) 982-7652


                     THE PNC FINANCIAL SERVICES GROUP, INC.
                                      -----
                                        38