Form 10-Q
period 2000-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2000-11-07
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended September 30, 2000



Page 1 represents a portion of the third quarter 2000 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 39.

FORWARD-LOOKING STATEMENTS

This report and other documents filed by the Corporation with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the Corporation's future financial or business performance or conditions. In addition, the Corporation may make other oral and written forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "assume," "achievable," "potential," "strategy," "goal," "plan," "aspiration," "outlook," "continue," "remain," "maintain," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions.

The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. Forward-looking statements speak only as of the date they are made and the Corporation assumes no duty to update forward-looking statements.

The forward-looking statements assume that the closing of the sale of PNC's residential mortgage banking business will occur as anticipated. The impact of this sale could depend on a number of factors such as the nature and effect of closing adjustments and the amount of capital made available for redeployment after the sale.

In addition to these factors and those mentioned elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and financial and capital markets; inflation; changes in values of assets under management and assets serviced; relative investment performance of assets under management; customer acceptance of PNC products and services; customer borrowing, repayment, investment, and deposit practices; customer disintermediation; valuation of debt and equity investments; the introduction, withdrawal, success and timing of business initiatives and strategies; decisions PNC makes with respect to the redeployment of available capital, the extent and cost of any share repurchases, and decisions related to the reduction of balance sheet leverage and potential investments in PNC businesses; competitive conditions; the inability to realize cost savings or revenue enhancements, implement integration plans and other consequences associated with mergers, acquisitions and divestitures; economic conditions; and the impact, extent and timing of technological changes, capital management activities, and actions of the Federal Reserve Board and legislative and regulatory actions and reforms. Further, an increase in the number of customer or counterparty delinquencies, bankruptcies, or defaults could result in, among other things, a higher loan loss provision and reduced profitability.

Some of the above factors are described in more detail in the "Risk Factors" section, and factors relating to credit, interest rate, liquidity, trading activities and financial derivatives are discussed in the "Risk Management" section of this report. Other factors are described elsewhere in this report and in the Corporation's 1999 Annual Report on Form 10-K filed with the SEC.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                         Three months ended September 30          Nine months ended September 30
                                                       -------------------------------------   ------------------------------------
                                                            2000        1999         1999           2000        1999         1999
Dollars in millions, except per share data                              Core     Reported                       Core     Reported
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue from continuing operations
  Net interest income (taxable-equivalent basis)            $534        $578         $578         $1,644      $1,798       $1,798
  Noninterest income                                         700         544          571          2,156       1,609        1,825
  Total revenue from continuing operations                 1,234       1,122        1,149          3,800       3,407        3,623
Income from continuing operations                            299         282          299            900         850          915
Discontinued operations                                       23          21           21             45          45           45
    Net income                                               322         303          320            945         895          960

Cash earnings from continuing operations (a)                 328         300          317            986         906          972
Cash earnings from discontinued operations (a)                24          22           22             46          46           46
    Total cash earnings (a)                                  352         322          339          1,032         952        1,018

Per common share
  DILUTED EARNINGS
    Continuing operations                                   1.01         .93          .99           3.03        2.77         2.99
    Discontinued operations                                  .08         .07          .07            .15         .15          .15
    Net income                                              1.09        1.00         1.06           3.18        2.92         3.14
  DILUTED CASH EARNINGS (a)
    Continuing operations                                   1.11         .99         1.05           3.32        2.96         3.18
    Discontinued operations                                  .08         .07          .07            .16         .15          .15
    Net income                                              1.19        1.06         1.12           3.48        3.11         3.33

  Cash dividends declared                                    .45         .41          .41           1.35        1.23         1.23

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
  Average common shareholders' equity                      19.99%      20.28%       21.52%         20.67%      20.16%       21.73%
  Average assets                                            1.72        1.67         1.77           1.74        1.66         1.78
Net interest margin                                         3.54        3.78         3.78           3.63        3.86         3.86
Noninterest income to total revenue                        56.73       48.48        49.70          56.74       47.23        50.37
Efficiency (b)                                             56.79       55.01        53.73          57.32       53.92        54.23

FROM NET INCOME
Return on
  Average common shareholders' equity                      21.54       21.81        23.07          21.72       21.24        22.81
  Average assets (c)                                        1.67        1.63         1.72           1.67        1.59         1.71
Net interest margin                                         3.27        3.59         3.59           3.38        3.70         3.70
Noninterest income to total revenue                        59.23       51.02        52.08          58.82       49.39        52.18
Efficiency (b)                                             54.50       54.48        53.34          55.87       53.48        53.78


                                                                 September 30    June 30    March 31    December 31   September 30
                                                                         2000       2000        2000           1999           1999
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (d)
Assets                                                                $69,884    $68,885     $68,474        $69,286        $67,395
Loans, net of unearned income                                          49,791     50,281      50,259         49,673         51,093
Deposits                                                               47,494     46,381      45,767         45,802         44,196
Common shareholders' equity                                             6,071      5,844       5,726          5,633          5,558
Book value per common share                                             21.01      20.22       19.68          19.23          18.90

CAPITAL RATIOS
Leverage (c)                                                             6.87%      6.72%       6.67%          6.61%          7.74%
Common shareholders' equity to total assets (d)                          8.69       8.48        8.36           8.13           8.25

ASSET QUALITY RATIOS (d)
Nonperforming assets to total loans, loans held for sale
  and foreclosed assets                                                   .68%       .67%        .65%           .61%           .65%
Allowance for credit losses to total loans                               1.36       1.34        1.34           1.36           1.32
Allowance for credit losses to nonaccrual loans                        219.16     217.04      224.67         231.62         220.98
Net charge-offs to average loans                                          .24        .27         .25            .23            .22

(a) Excluding amortization of goodwill
(b) Excluding amortization and distributions on capital securities
(c) Calculated on a regulatory asset basis including discontinued operations
(d) Continuing operations
====================================================================================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

FINANCIAL REVIEW

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. and subsidiaries' ("Corporation" or "PNC") unaudited Consolidated Financial Statements included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 1999 Annual Report.

OVERVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
The Corporation is one of the largest diversified financial services companies in the United States, operating regional banking, corporate banking, real estate finance, asset-based lending, private banking, asset management and global fund processing services, which provides products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky.

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

As part of this transition, the Corporation implemented a number of initiatives designed to reshape the traditional bank franchise as well as grow non-traditional, largely fee-based businesses with greater growth potential. These include the sale of the credit card business, exiting certain non-strategic wholesale lending businesses and the continued downsizing of the indirect automobile lending portfolio. PNC also acquired Investor Services Group ("ISG") in December 1999. The combination of ISG with PFPC, the Corporation's global fund processing services subsidiary, created one of the nation's leading full-service processors for pooled investment products. On May 31, 2000, PFPC completed the acquisition of Automated Business Development Corp. ("ABD"), the leading provider of Blue Sky compliance services to the mutual fund industry.

On October 2, 2000, PNC announced that it reached a definitive agreement to sell its residential mortgage banking business to Washington Mutual, F.A. for $605 million in cash, subject to closing adjustments. The transaction is expected to be completed in the first quarter of 2001, subject to regulatory approvals and customary closing conditions, and is anticipated to result in an after-tax gain of approximately $250 million. PNC expects the sale to be modestly dilutive to core earnings in 2001. The capital made available by the sale of the mortgage business will be redeployed in a number of ways, which may include repurchasing shares of common stock, continuing to reduce balance sheet leverage and making targeted investments in high-growth businesses such as asset management and processing.

The Corporation continues to pursue strategic opportunities to enhance consolidated value, including the pending sale of its residential mortgage banking business and subsequent redeployment of the capital.

SUMMARY FINANCIAL RESULTS

Consolidated net income for the first nine months of 2000 was $945 million or $3.18 per diluted share, a 9% increase compared with core earnings per diluted share for the prior-year period. Return on average common shareholders' equity was 21.72% and return on average assets was 1.67% for the first nine months of 2000 compared with core returns of 21.24% and 1.59%, respectively, a year ago. Cash earnings per diluted share, which exclude goodwill amortization, were $3.48 for the first nine months of 2000, a 12% increase compared with core cash earnings per diluted share a year ago.

Reported earnings for the first nine months of 1999 were $960 million or $3.14 per diluted share. Core earnings per diluted share were $2.92 and core cash earnings per diluted share were $3.11 in the first nine months of 1999. Core earnings for the first nine months of 1999 excluded $358 million of gains on the sales of the credit card business, certain retail branches and equity interests in Electronic Payment Services, Inc. ("EPS") and Concord EFS, Inc. ("Concord") stock that were partially offset by $142 million of valuation adjustments associated with the decision to exit certain non-strategic wholesale lending businesses, a $30 million contribution to the PNC Foundation and $98 million of costs related to efficiency initiatives.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

The residential mortgage banking business is reflected in discontinued operations throughout the Corporation's financial statements and related notes and statistical data. The earnings and net assets of the residential mortgage banking business are shown separately on one line in the income statement and balance sheet, respectively, for all periods presented.

EFFECT OF DISCONTINUED OPERATIONS

Nine months ended September 30                      2000       1999         1999
Dollars in millions, except per share amounts   Reported       Core     Reported
--------------------------------------------------------------------------------
Income from continuing operations                   $900       $850         $915
Discontinued operations                               45         45           45
Total net income                                    $945       $895         $960

Diluted EPS - continuing operations                $3.03      $2.77        $2.99
Discontinued operations                              .15        .15          .15
Total diluted EPS                                  $3.18      $2.92        $3.14

Cash diluted EPS - continuing
   operations (a)                                  $3.32      $2.96        $3.18
Discontinued operations (a)                          .16        .15          .15
Total cash diluted EPS (a)                         $3.48      $3.11        $3.33
================================================================================

(a) Excluding amortization of goodwill

The remainder of the discussion and information in this Financial Review reflects continuing operations, unless otherwise noted.

Earnings from continuing operations for the first nine months of 2000 of $900 million or $3.03 per diluted share increased 9% compared with core earnings per diluted share for the first nine months of 1999. Return on average common shareholders' equity and return on average assets, from continuing operations, were 20.67% and 1.74%, respectively. The return on average common shareholders' equity does not yet include the benefit of the redeployment of the capital associated with the pending sale of the residential mortgage banking business. The comparable core ratios for the first nine months of 1999 were 20.16% and 1.66%, respectively.

Taxable-equivalent net interest income was $1.644 billion for the first nine months of 2000, a $154 million decrease compared with the first nine months of 1999. The net interest margin was 3.63% for the first nine months of 2000 compared with 3.86% for the first nine months of 1999. The decreases were primarily due to funding costs related to the ISG acquisition, the downsizing of certain credit-related businesses in 1999 and the effect of a higher interest rate environment.

The provision for credit losses was $96 million for the first nine months of 2000 and net charge-offs were $95 million. The provision for credit losses and net charge-offs were $133 million and $131 million, respectively, for the same period in 1999. The declines were primarily due to the sale of the credit card business in the first quarter of 1999, partially offset by higher commercial net charge-offs.

Noninterest income of $2.156 billion for the first nine months of 2000 increased $547 million or 34% compared with the first nine months of 1999, excluding non-core items last year. The increase was primarily driven by strong growth in certain fee-based businesses, the impact of the ISG acquisition and higher equity management income. Excluding ISG, noninterest income increased 16% compared with the prior-year period.

Noninterest expense was $2.319 billion and the efficiency ratio was 57.32% in the first nine months of 2000 compared with $1.962 billion and 53.92%, respectively, in the first nine months of 1999, excluding non-core items. The increases were primarily due to the ISG acquisition. Excluding ISG, noninterest expense increased 5% compared with the prior-year period commensurate with growth in fee-based revenue.

Total assets were $69.9 billion at September 30, 2000 compared with $69.3 billion at December 31, 1999. Average earning assets were $60.1 billion for the first nine months of 2000 compared with $61.6 billion for the first nine months of 1999. The decrease was primarily due to the impact of downsizing certain credit-related businesses in 1999.

Shareholders' equity totaled $6.4 billion at September 30, 2000. The regulatory capital ratios, which are computed including assets of discontinued operations, were 6.87% for leverage ratio, 7.58% for tier I and 11.37% for total risk-based capital. During the first nine months of 2000, PNC repurchased 5.7 million shares of common stock.

Overall asset quality remained relatively stable during the first nine months of 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .68% at September 30, 2000 compared with .61% at December 31, 1999. Nonperforming assets were $354 million at September 30, 2000 compared with $325 million at December 31, 1999.

The allowance for credit losses was $675 million and represented 1.36% of period-end loans and 219% of nonaccrual loans at September 30, 2000. The comparable ratios were 1.36% and 232%, respectively, at December 31, 1999. Net charge-offs were $95 million or .25% of average loans for the first nine months of 2000 compared with $131 million or .33%, respectively, for the first nine months of 1999. The decreases were primarily due to the sale of the credit card business in the first quarter of 1999, partially offset by higher commercial net charge-offs.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

FINANCIAL REVIEW

REVIEW OF BUSINESSES

PNC operates seven major businesses engaged in regional banking, corporate banking, real estate finance, asset-based lending, private banking, asset management and global fund processing services: Regional Banking, Corporate Banking, PNC Real Estate Finance, PNC Business Credit, PNC Advisors, BlackRock and PFPC.

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

The presentation of business results was changed during the first quarter of 2000 to reflect the Corporation's current operating strategy and recent organizational changes. Middle market and equipment leasing activities (previously included in Regional Banking) are reported in Corporate Banking. In addition, PNC Real Estate Finance and PNC Business Credit are reported separately within PNC Secured Finance. Regional real estate lending activities (previously included in Regional Banking) are reported in PNC Real Estate Finance. Business financial results for the first nine months of 2000 and 1999 are presented consistent with this structure.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated to the businesses based on management's assessment of risk inherent in the loan portfolios. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in Other. The results of the residential mortgage banking business, previously PNC Mortgage, are included in results from discontinued operations.

RESULTS OF BUSINESSES

                                                                               Revenue             Return on
                                                        Earnings     (Taxable-Equivalent Basis) Assigned Capital  Average Assets (a)
                                                     -------------------------------------------------------------------------------
Nine months ended September 30 - dollars in millions 2000      1999      2000           1999    2000        1999     2000       1999
------------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Regional Banking                                   $430      $405    $1,497         $1,475      22%         21% $38,564    $37,574
  Corporate Banking                                   190       168       633            532      21          19   16,318     15,611
---------------------------------------------------------------------------------------------                     ------------------
     Total PNC Bank                                   620       573     2,130          2,007      22          21   54,882     53,185
PNC Secured Finance
  PNC Real Estate Finance                              50        51       155            156      17          17    5,583      5,595
  PNC Business Credit                                  37        20        86             58      33          23    2,230      1,698
---------------------------------------------------------------------------------------------                     ------------------
     Total PNC Secured Finance                         87        71       241            214      22          19    7,813      7,293
Asset management
  PNC Advisors                                        127       111       589            551      31          27    3,541      3,299
  BlackRock                                            63        42       348            280      27          45      492        443
  PFPC                                                 31        34       515            170      20          42    1,578        257
---------------------------------------------------------------------------------------------                     ------------------
     Total asset management                           221       187     1,452          1,001      28          32    5,611      3,999
---------------------------------------------------------------------------------------------                     ------------------
     Total businesses                                 928       831     3,823          3,222      23          22   68,306     64,477
Other                                                 (28)       19       (23)           185                          221      3,678
---------------------------------------------------------------------------------------------                     ------------------
Results from continuing operations - core             900       850     3,800          3,407      21          20   68,527     68,155
Gain on sale of credit card business                            125                      193
Gain on sale of equity interest in EPS                           63                       97
Branch gains                                                     17                       27
Gain on sale of Concord stock net of
  PNC Foundation contribution                                    16                       41
Wholesale lending repositioning                                 (92)                    (142)
Costs related to efficiency initiatives                         (64)
---------------------------------------------------------------------------------------------                     ------------------
Results from continuing operations - reported         900       915     3,800          3,623      21          22   68,527     68,155
  Results from discontinued operations                 45        45       226            299      13          13      459        461
---------------------------------------------------------------------------------------------                     ------------------
     Total consolidated - reported                   $945      $960    $4,026         $3,922      22          23  $68,986    $68,616
====================================================================================================================================

(a) Discontinued operations average assets reported net of liabilities

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

REGIONAL BANKING

Nine months ended September 30 - dollars in millions          2000        1999
-------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                         $1,058      $1,067
Noninterest income                                             439         408
-------------------------------------------------------------------------------
   Total revenue                                             1,497       1,475
Provision for credit losses                                     33          47
Noninterest expense                                            796         791
-------------------------------------------------------------------------------
   Pretax earnings                                             668         637
Income taxes                                                   238         232
-------------------------------------------------------------------------------
   Earnings                                                   $430        $405
-------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                                             $5,360      $5,151
    Indirect                                                 1,281       2,054
    Education                                                   98       1,102
    Other consumer                                             775         708
-------------------------------------------------------------------------------
     Total consumer                                          7,514       9,015
   Commercial                                                3,676       3,728
   Residential mortgage                                     11,538      11,263
   Other                                                     1,397       1,235
-------------------------------------------------------------------------------
      Total loans                                           24,125      25,241
Securities available for sale                                5,547       5,665
Loans held for sale                                          1,316         242
Assigned assets and other assets                             7,576       6,426
-------------------------------------------------------------------------------
   Total assets                                            $38,564     $37,574
-------------------------------------------------------------------------------

Deposits
   Noninterest-bearing demand                               $4,570      $5,085
   Interest-bearing demand                                   5,408       4,803
   Money market                                              9,994       8,863
   Savings                                                   2,030       2,385
   Certificates                                             13,641      13,352
-------------------------------------------------------------------------------
     Total net deposits                                     35,643      34,488
Other liabilities                                              319         549
Assigned capital                                             2,602       2,537
-------------------------------------------------------------------------------
   Total funds                                             $38,564     $37,574
-------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                      22%         21%
Noninterest income to total revenue                             29          28
Efficiency                                                      51          52
===============================================================================

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

Regional Banking contributed 46% of total business earnings for the first nine months of 2000 compared with 49% for the first nine months of 1999. Earnings increased $25 million or 6% to $430 million for the first nine months of 2000 and performance ratios improved. Excluding the impact of downsizing the indirect automobile lending portfolio and the sale of certain branches in the third quarter of 1999, earnings increased 9% in the comparison.

Total revenue was $1.497 billion for the first nine months of 2000 compared with $1.475 billion for the same period last year. The increase was primarily due to a $31 million or 8% increase in noninterest income that was driven by higher consumer service and brokerage fees, partially offset by lower net interest income due to the downsizing of the indirect automobile lending portfolio and the comparative impact of branch sales in 1999.

The provision for credit losses for the first nine months of 2000 decreased $14 million or 30% compared with the prior-year period. The decrease was primarily due to lower net charge-offs related to the downsizing of the indirect automobile lending portfolio.

Consumer loans declined in the comparison primarily due to the continued downsizing of the indirect automobile lending portfolio and the decision to sell education loans in repayment, which are included in loans held for sale. Interest-bearing demand and money market deposits increased $1.7 billion or 13% compared with the prior-year period primarily due to the impact of a number of consumer marketing initiatives that reflect PNC's focus on deepening customer relationships.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

FINANCIAL REVIEW

CORPORATE BANKING

Nine months ended September 30 - dollars in millions            2000     1999
-------------------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                                          $304     $266
Noncredit revenue                                                329      266
-------------------------------------------------------------------------------
   Total revenue                                                 633      532
Provision for credit losses                                       50       13
Noninterest expense                                              291      268
-------------------------------------------------------------------------------
   Pretax earnings                                               292      251
Income taxes                                                     102       83
-------------------------------------------------------------------------------
   Earnings                                                     $190     $168
-------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Middle market                                              $5,613   $5,699
   Specialized industries                                      3,731    3,750
   Large corporate                                             2,918    2,538
   Leasing                                                     1,769    1,286
   Other                                                         252      468
-------------------------------------------------------------------------------
     Total loans                                              14,283   13,741
Other assets                                                   2,035    1,870
-------------------------------------------------------------------------------
   Total assets                                              $16,318  $15,611
-------------------------------------------------------------------------------

Net deposits                                                  $4,571   $4,446
Assigned funds and other liabilities                          10,523    9,994
Assigned capital                                               1,224    1,171
-------------------------------------------------------------------------------
   Total funds                                               $16,318  $15,611
-------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                        21%      19%
Noncredit revenue to total revenue                                52       50
Efficiency                                                        46       50
===============================================================================

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

Corporate Banking made the decision to exit certain non-strategic wholesale lending businesses during 1999. These activities are excluded from business results in both periods presented and included in Other. Management continues to evaluate opportunities to reduce lending exposure and improve the risk/return characteristics of this business.

Corporate Banking contributed 21% of total business earnings for the first nine months of 2000 compared with 20% for the first nine months of 1999. Earnings increased $22 million or 13% to $190 million for the first nine months of 2000 and performance ratios improved.

Total revenue of $633 million for the first nine months of 2000 increased $101 million or 19% compared with the same period last year. Average loans and credit-related revenue increased in the period-to-period comparison primarily driven by loans to large corporate customers that utilize higher-margin noncredit products and services and the expansion of equipment leasing. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue increased $63 million or 24% compared with the first nine months of 1999 primarily driven by increases in treasury management and capital markets fees, as well as income associated with equity investments. Noncredit revenue comprised 52% of total revenue for the first nine months of 2000 compared with 50% in the same period last year, reflecting the emphasis on sales of fee-based products.

The provision for credit losses was $50 million for the first nine months of 2000 compared with $13 million for the first nine months of 1999. The higher provision reflects an increase in net charge-offs associated with the impact of a slowing economy on the overall asset quality of this business. Management expects this trend to continue throughout the remainder of 2000.

The increase in noninterest expense in the period-to-period comparison was associated with growth in noncredit products and services.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related profitability is included in the results of those businesses. Consolidated revenue from treasury management was $253 million for the first nine months of 2000, a 12% increase compared with the first nine months of 1999. Consolidated revenue from capital markets was $99 million for the first nine months of 2000, a 31% increase compared with the same period last year.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

PNC REAL ESTATE FINANCE

Nine months ended September 30 - dollars in millions            2000     1999
-------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                              $87      $87
Noninterest income
   Net commercial mortgage banking                                45       44
   Other                                                          23       25
-------------------------------------------------------------------------------
     Total noninterest income                                     68       69
-------------------------------------------------------------------------------
   Total revenue                                                 155      156
Provision for credit losses
Noninterest expense                                              102       91
-------------------------------------------------------------------------------
   Pretax earnings                                                53       65
Income taxes                                                       3       14
-------------------------------------------------------------------------------
   Earnings                                                      $50      $51
-------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related                           $2,021   $2,210
   Commercial real estate                                      2,427    2,538
-------------------------------------------------------------------------------
     Total loans                                               4,448    4,748
Commercial mortgages held for sale                               180      123
Other assets                                                     955      724
-------------------------------------------------------------------------------
   Total assets                                               $5,583   $5,595
-------------------------------------------------------------------------------

Deposits                                                        $260     $289
Assigned funds and other liabilities                           4,940    4,912
Assigned capital                                                 383      394
-------------------------------------------------------------------------------
   Total funds                                                $5,583   $5,595
-------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                        17%      17%
Noninterest income to total revenue                               44       44
Efficiency                                                        53       46
===============================================================================

PNC Real Estate Finance provides credit products, capital markets financing, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform includes Midland Loan Services, Inc. ("Midland"), a leading national servicer of commercial mortgage loans and Columbia Housing Partners, LP, a leading national syndicator of affordable housing equity, among other businesses.

On October 27, 2000, Univest Financial Group LLC ("Univest") merged into Midland. Univest is a privately held provider of technology and data management services to the commercial real estate finance industry. The combined company will be a leading provider of web-enabled loan servicing and asset administration solutions for commercial real estate portfolio lenders, financial institutions and commercial mortgage-backed securities.

Over the past several years, through customer segmentation and strategic acquisitions, PNC Real Estate Finance has redeployed capital historically assigned to lending activities in PNC's primary geographic markets to fee-based businesses focused on loan servicing and securitization on a national basis.

PNC Real Estate Finance made the decision to exit the cyclical mortgage warehouse lending business and certain non-strategic commercial real estate portfolios at the end of 1999. These activities are excluded from business results in both periods presented and included in Other. Management continues to evaluate opportunities to reduce lending exposure and improve the risk/return characteristics of this business.

PNC Real Estate Finance contributed 5% of total business earnings for the first nine months of 2000 compared with 6% for the same period last year. Earnings were essentially flat in the year-to-year comparison, despite a 6% decrease in average loans. The reduction in loans reflects management's strategy to reduce balance sheet leverage in this business.

Total revenue was $155 million for the first nine months of 2000 compared with $156 million in the prior-year period. Increases in treasury management and commercial mortgage servicing fees were more than offset by lower commercial mortgage-backed securitization gains.

There was no provision for credit losses for the first nine months of 2000 and 1999 due to net recoveries in both periods.

Noninterest expense was $102 million for the first nine months of 2000 compared with $91 million in the same period last year. The efficiency ratio for the first nine months of 2000 was 53% compared with 46% in the same period last year. The increases were primarily due to passive losses on affordable housing equity investments and investments in technology to support the loan servicing platform. The increase in passive losses on low income housing investments was more than offset by related tax credits.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO

In billions                                                     2000     1999
-------------------------------------------------------------------------------
January 1                                                        $45      $39
Acquisitions/additions                                            10       13
Repayments/transfers                                              (5)      (9)
-------------------------------------------------------------------------------
   September 30                                                  $50      $43
===============================================================================

At September 30, 2000, the commercial mortgage servicing portfolio was $50 billion, a 16% increase compared with September 30, 1999.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

FINANCIAL REVIEW

PNC BUSINESS CREDIT

Nine months ended September 30 - dollars in millions             2000     1999
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                               $74      $51
Noninterest income                                                 12        7
--------------------------------------------------------------------------------
   Total revenue                                                   86       58
Provision for credit losses                                         7        8
Noninterest expense                                                22       18
--------------------------------------------------------------------------------
   Pretax earnings                                                 57       32
Income taxes                                                       20       12
--------------------------------------------------------------------------------
   Earnings                                                       $37      $20
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans                                                          $2,158   $1,667
Other assets                                                       72       31
--------------------------------------------------------------------------------
   Total assets                                                $2,230   $1,698
--------------------------------------------------------------------------------

Deposits                                                          $62      $46
Assigned funds and other liabilities                            2,020    1,537
Assigned capital                                                  148      115
--------------------------------------------------------------------------------
   Total funds                                                 $2,230   $1,698
--------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                         33%      23%
Efficiency                                                         24       29
================================================================================

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers on a national basis. PNC Business Credit's lending services include loans secured by accounts receivable, inventory, machinery and equipment, and other collateral, and its clients include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Business Credit's strategic focus is to build scale through the disciplined expansion of existing offices as well as the addition of new marketing locations.

PNC Business Credit contributed 4% of total business earnings for the first nine months of 2000 compared with 2% for the first nine months of 1999. Earnings increased $17 million or 85% in the period-to-period comparison to $37 million for the first nine months of 2000.

Revenue was $86 million for the first nine months of 2000, a $28 million or 48% increase compared with the first nine months of 1999 primarily due to the impact of higher loan outstandings associated with business expansion.

Noninterest expense was $22 million and the efficiency ratio improved to 24% for the first nine months of 2000 compared with $18 million and 29%, respectively, in the same period last year. The return on assigned capital improved to 33% for the first nine months of 2000 due to strong revenue growth and improved efficiency.

Management expects the provision for credit losses to increase throughout the remainder of 2000 reflecting a larger loan portfolio and the effects of a slowing economy.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                      -----

PNC ADVISORS

Nine months ended September 30 - dollars in millions            2000    1999
-------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                             $102     $98
Noninterest income
   Investment management and trust                               307     292
   Brokerage                                                     132     108
   Other                                                          48      53
-------------------------------------------------------------------------------
     Total noninterest income                                    487     453
-------------------------------------------------------------------------------
   Total revenue                                                 589     551
Provision for credit losses                                        3       5
Noninterest expense                                              385     366
-------------------------------------------------------------------------------
   Pretax earnings                                               201     180
Income taxes                                                      74      69
-------------------------------------------------------------------------------
   Earnings                                                     $127    $111
-------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Loans
   Residential mortgage                                         $969    $958
   Consumer                                                      960     937
   Commercial                                                    623     615
   Other                                                         547     357
-------------------------------------------------------------------------------
     Total loans                                               3,099   2,867
Other assets                                                     442     432
-------------------------------------------------------------------------------
   Total assets                                               $3,541  $3,299
-------------------------------------------------------------------------------

Deposits                                                      $2,048  $2,223
Assigned funds and other liabilities                             943     528
Assigned capital                                                 550     548
-------------------------------------------------------------------------------
   Total funds                                                $3,541  $3,299
-------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                        31%     27%
Noninterest income to total revenue                               83      82
Efficiency                                                        65      66
===============================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons"). PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

PNC Advisors strives to be the "financial advisor of choice" in the growing high-net-worth market, providing a full range of high-quality, customized and predominantly fee-based investment products and services. PNC Advisors continues to expand Hilliard Lyons throughout the Corporation's geographic region, which includes some of the nation's wealthiest metropolitan areas.

PNC Advisors contributed 14% of total business earnings for the first nine months of 2000 and 1999. Earnings of $127 million for the first nine months of 2000 increased $16 million or 14% compared with the same period last year.

Revenue increased $38 million or 7% in the period-to period comparison. The increase was primarily driven by higher brokerage revenue, resulting from the expansion of Hilliard Lyons' distribution network, significant activity in the equity markets, and higher investment management sales. Noninterest expense increased 5% in the period-to-period comparison to support revenue growth.

ASSETS UNDER MANAGEMENT (a)

September 30 - in billions                        2000     1999
----------------------------------------------------------------
Personal investment management and trust           $51      $50
Institutional trust                                 19       16
----------------------------------------------------------------
   Total                                           $70      $66
================================================================

(a) Assets under management do not include brokerage assets administered.

Brokerage assets administered by PNC Advisors increased $3 billion in the period-to-period comparison to $28 billion at September 30, 2000, reflecting increased asset gathering at Hilliard Lyons.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FINANCIAL REVIEW

BLACKROCK

Nine months ended September 30 - dollars in millions           2000       1999
-------------------------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees                    $330       $265
Other income                                                     18         15
-------------------------------------------------------------------------------
   Total revenue                                                348        280
Operating expense                                               179        132
Fund administration
   and servicing costs - affiliates                              58         60
Amortization                                                      8          7
-------------------------------------------------------------------------------
   Total expense                                                245        199
Operating income                                                103         81
Nonoperating income (expense)                                     4         (8)
-------------------------------------------------------------------------------
   Pretax earnings                                              107         73
Income taxes                                                     44         31
-------------------------------------------------------------------------------
   Earnings                                                     $63        $42
-------------------------------------------------------------------------------

PERIOD-END BALANCE SHEET
Intangible assets                                              $195       $197
Other assets                                                    297        246
-------------------------------------------------------------------------------
   Total assets                                                $492       $443
-------------------------------------------------------------------------------

Borrowings                                                                $153
Other liabilities                                              $148        142
Shareholders' equity                                            344        148
-------------------------------------------------------------------------------
   Total funds                                                 $492       $443
-------------------------------------------------------------------------------

PERFORMANCE DATA
Return on equity                                                 27%        45%
Operating margin (a)                                           35.5       36.9
Diluted earnings per share                                     $.97       $.77
================================================================================

(a) Excludes the impact of fund administration and servicing costs - affiliates.

BlackRock is one of the largest publicly traded investment management firms in the United States with $191 billion of assets under management at September 30, 2000. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions name.

BlackRock contributed 7% of total business earnings for the first nine months of 2000 compared with 5% for the first nine months of 1999. Earnings of $63 million for the first nine months of 2000 increased 49% compared with the same period last year. Total revenue for the first nine months of 2000 increased $68 million or 24% compared with the first nine months of 1999 primarily due to strong growth in investment advisory and administrative fees resulting from higher assets under management. New asset management mandates represented $36 billion or 84% of the $43 billion increase in assets under management. The increase in operating expense in the period-to-period comparison supported revenue growth.

ASSETS UNDER MANAGEMENT

September 30 - in billions                      2000     1999
----------------------------------------------------------------
Separate accounts
   Fixed income (a)                             $100      $69
   Liquidity                                      16       17
   Equity                                          7        3
----------------------------------------------------------------
    Total separate accounts                      123       89
Mutual funds
   Fixed income                                   14       13
   Liquidity                                      38       33
   Equity                                         16       13
----------------------------------------------------------------
    Total mutual funds                            68       59
----------------------------------------------------------------
Total assets under management                   $191     $148
----------------------------------------------------------------

Proprietary mutual funds
   BlackRock Funds                               $28      $25
   Provident Institutional Funds                  28       22
----------------------------------------------------------------
Total proprietary mutual funds                   $56      $47
================================================================

(a) Includes alternative investment products.

BlackRock, Inc. is approximately 70% owned by PNC and is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the SEC and may be obtained electronically at the SEC's home page at www.sec.gov.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

PFPC

Nine months ended September 30 - dollars in millions            2000       1999
--------------------------------------------------------------------------------
INCOME STATEMENT
Revenue                                                         $515       $170
Operating expense                                                380        114
--------------------------------------------------------------------------------
   Operating income                                              135         56
Debt financing                                                    60
Amortization                                                      24          2
--------------------------------------------------------------------------------
   Pretax earnings                                                51         54
Income taxes                                                      20         20
--------------------------------------------------------------------------------
   Earnings                                                      $31        $34
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEET
Intangible assets                                               $964
Other assets                                                     614       $257
--------------------------------------------------------------------------------
   Total assets                                               $1,578       $257
--------------------------------------------------------------------------------

Deposits                                                        $139       $130
Assigned funds and other liabilities                           1,231         18
Assigned capital                                                 208        109
--------------------------------------------------------------------------------
   Total funds                                                $1,578       $257
--------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on assigned capital                                        20%        42%
Operating margin                                                  26         33
================================================================================

Providing a wide range of global fund processing services to the investment management community, PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States. As an extension of its domestic services, PFPC also provides customized processing services to the international marketplace through its Dublin, Ireland operation.

On December 1, 1999, PFPC acquired ISG, one of the nation's leading providers of back-office services to mutual funds and retirement plans. The acquisition added key related businesses, including retirement plan servicing, to PFPC's expanding operations. The integration of ISG into PFPC continues as planned and, as expected, the transaction is anticipated to be accretive to PNC in the fourth quarter of 2000.

On May 31, 2000, PFPC completed the acquisition of ABD, the leading provider of Blue Sky compliance services to the mutual fund industry. The acquisition was valued at $20 million and accounted for as a purchase.

PFPC contributed 3% of total business earnings for the first nine months of 2000 compared with 4% for the first nine months of 1999. Earnings decreased $3 million in the period-to-period comparison primarily due to the impact of the ISG acquisition. Excluding ISG, earnings increased 24% in the period-to-period comparison.

Revenue for the first nine months of 2000 increased $345 million compared with the first nine months of 1999. The acquisition of ISG accounted for $304 million of the increase in revenue. Excluding ISG, revenue increased 24% driven by existing client growth, new business and market appreciation. Operating expense increased in the period-to-period comparison and performance ratios were impacted as a result of the ISG acquisition and infrastructure costs associated with business expansion. Excluding ISG, noninterest expense increased 21% commensurate with fee-based revenue growth.

SERVICING STATISTICS

September 30                                      2000     1999
----------------------------------------------------------------
Accounting/administration
   assets ($ in billions)                         $460     $246
Custody assets ($ in billions)                     434      353
Shareholder accounts (in millions)                  43        3
================================================================

The increases in accounting/administration assets serviced and shareholder accounts were primarily due to the ISG acquisition.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FINANCIAL REVIEW

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                           Average Balances        Interest Income/Expense          Average Yields/Rates
Nine months ended September 30               ------------------------      -----------------------        ------------------------
Dollars in millions                             2000     1999  Change        2000    1999  Change         2000    1999   Change
---------------------------------------------------------------------      -----------------------        ------------------------
Interest-earning assets
   Loans held for sale                        $2,681   $1,118  $1,563        $163     $62    $101         8.10%   7.36%      74  bp
   Securities available for sale               6,105    5,994     111         292     269      23         6.38    5.99       39
   Loans, net of unearned income
     Consumer                                  9,210   10,612  (1,402)        589     647     (58)        8.55    8.16       39
     Credit card                                          899    (899)                100    (100)               14.90       NM
     Residential mortgage                     12,519   12,236     283         668     644      24         7.11    7.01       10
     Commercial                               21,878   23,340  (1,462)      1,383   1,344      39         8.31    7.59       72
     Commercial real estate                    2,689    3,394    (705)        179     198     (19)        8.73    7.70      103
     Lease financing                           3,082    2,489     593         168     132      36         7.25    7.06       19
     Other                                       670      504     166          42      27      15         8.40    7.38      102
---------------------------------------------------------------------      -----------------------
     Total loans, net of unearned income      50,048   53,474  (3,426)      3,029   3,092     (63)        8.01    7.67       34
   Other                                       1,278    1,038     240          71      39      32         7.39    4.94      245
---------------------------------------------------------------------      -----------------------
     Total interest-earning assets/
       interest income                        60,112   61,624  (1,512)      3,555   3,462      93         7.84    7.46       38
Noninterest-earning assets                     8,415    6,531   1,884
Investment in discontinued operations            459      461      (2)
---------------------------------------------------------------------
     Total assets                            $68,986  $68,616    $370
=====================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market                 $18,389  $16,711  $1,678         472     358     114         3.43    2.86       57
     Savings                                   2,088    2,450    (362)         27      30      (3)        1.73    1.61       12
     Retail certificates of deposit           14,591   14,291     300         603     530      73         5.52    4.96       56
     Other time                                  633    1,816  (1,183)         31      75     (44)        6.45    5.53       92
     Deposits in foreign offices               1,437      837     600          67      31      36         6.12    4.96      116
---------------------------------------------------------------------      -----------------------
     Total interest-bearing deposits          37,138   36,105   1,033       1,200   1,024     176         4.31    3.79       52
   Borrowed funds                             14,422   15,508  (1,086)        711     640      71         6.49    5.45      104
---------------------------------------------------------------------      -----------------------
     Total interest-bearing liabilities/
       interest expense                       51,560   51,613     (53)      1,911   1,664     247         4.92    4.29       63
                                                                           -----------------------        -------------------------
Noninterest-bearing liabilities, capital
   securities and shareholders' equity        17,426   17,003     423
---------------------------------------------------------------------
     Total liabilities, capital
       securities and shareholders' equity   $68,986  $68,616    $370
=====================================================================
Interest rate spread                                                                                      2.92    3.17      (25)
Impact of noninterest-bearing sources                                                                      .71     .69        2
                                                                                                          -------------------------
     Net interest income/margin                                            $1,644  $1,798  $(154)         3.63%   3.86%     (23) bp
===================================================================================================================================

  NM - not meaningful

NET INTEREST INCOME Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income was $1.644 billion for the first nine months of 2000, a $154 million decrease compared with the first nine months of 1999. The net interest margin was 3.63% for the first nine months of 2000 compared with 3.86% for the first nine months of 1999. The decreases were primarily due to funding costs related to the ISG acquisition, the downsizing of certain credit-related businesses in 1999 and the effect of a higher interest rate environment.

The Corporation expects net interest income and margin to continue to be under pressure throughout the remainder of 2000.

As a result of the sale of the credit card business and the exit and downsizing of certain credit-related businesses in 1999, loans represented 83% of average earning assets for the first nine months of 2000 compared with 87% for the prior-year period. Average loans held for sale increased $1.6 billion in the period-to-period comparison, reflecting the decision during the fourth quarter of 1999 to exit certain non-strategic wholesale lending businesses. Securities available for sale represented 10% of average earning assets for the first nine months of 2000 and 1999.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 66% and 65% of total sources of funds for the first nine months of 2000 and 1999, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates. The average loan to deposit ratio declined to 111% for the first nine months of 2000 compared with 120% for the first nine months of 1999.

Average demand and money market deposits increased $1.7 billion or 10% to $18.4 billion for the first nine months of 2000, primarily reflecting the impact of strategic marketing initiatives to grow more valuable transaction accounts, while other time deposits decreased in the period-to-period comparison. Average borrowed funds for the first nine months of 2000 decreased $1.1 billion compared with the first nine months of 1999 as lower bank notes more than offset increases in federal funds purchased, subordinated debt and other borrowed funds.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $96 million for the first nine months of 2000 compared with $133 million for the first nine months of 1999. Net charge-offs were $95 million or .25% of average loans for the first nine months of 2000 compared with $131 million or .33%, respectively, for the first nine months of 1999. The decreases were primarily due to the sale of the credit card business in the first quarter of 1999, partially offset by higher commercial net charge-offs.

NONINTEREST INCOME Noninterest income was $2.156 billion for the first nine months of 2000 and represented 57% of total revenue. On a comparable basis, noninterest income increased $547 million or 34%, excluding $358 million of gains on the sale of the credit card business, certain retail branches, equity interests in EPS and Concord and $142 million of valuation adjustments associated with the decision to exit certain non-strategic wholesale lending businesses in 1999. The increase was primarily driven by strong growth in certain fee-based businesses, the benefit of the ISG acquisition and higher equity management income. Excluding ISG, noninterest income increased 16% compared with the prior-year period.

Asset management fees of $590 million for the first nine months of 2000 increased $85 million or 17% primarily driven by new business. Assets under management were $239 billion at September 30, 2000, a 24% increase compared with September 30, 1999. Fund servicing fees were $487 million for the first nine months of 2000, a $325 million increase compared with the prior-year period primarily driven by the ISG acquisition. Excluding ISG, fund servicing fees increased 22% due to existing client growth, new business and market appreciation.

Brokerage fees of $192 million for the first nine months of 2000 increased $31 million or 19% reflecting the expansion of Hilliard Lyons' distribution network and the impact of significant activity in the equity markets. Consumer services revenue of $153 million for the first nine months of 2000 increased 7% compared with the prior-year period excluding credit card fees. The increase was primarily due to higher consumer transaction volume.

Corporate services revenue of $248 million for the first nine months of 2000 increased 7% compared with the prior-year period, excluding the impact of the valuation adjustments last year. The increase was primarily driven by higher treasury management and capital markets fees that were partially offset by a lower level of commercial mortgage-backed securitization gains.

Equity management income was $132 million for the first nine months of 2000 compared with $48 million in the prior-year period. Equity investments are carried at estimated fair value and, accordingly, revenue related to these investments may be affected by market volatility.

Net securities gains were $4 million for the first nine months of 2000 compared with $44 million for the first nine months of 1999. The net securities gains in 1999 substantially all related to the gain from the sale of Concord stock.

Other noninterest income of $200 million for the first nine months of 2000 increased $22 million or 12% compared with the prior-year period, excluding non-core items last year.

NONINTEREST EXPENSE Noninterest expense was $2.319 billion for the first nine months of 2000 compared with $1.962 billion for the first nine months of 1999, excluding non-core items. The efficiency ratio was 57.3% for the first nine months of 2000 compared with 53.9% for the prior-year period, also excluding non-core items. The increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth. Excluding ISG, noninterest expense increased 5% commensurate with fee-based revenue growth. Average full-time equivalent employees totaled approximately 24,900 and 22,800 for the first nine months of 2000 and 1999, respectively. The increase was primarily due to the ISG acquisition, partially offset by the impact of efficiency initiatives in traditional banking businesses and the sale of the credit card business in the first quarter of 1999.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FINANCIAL REVIEW

CONSOLIDATED BALANCE SHEET REVIEW

LOANS Loans outstanding of $49.8 billion at September 30, 2000 increased $118 million from year-end 1999 as increases in home equity and lease financing were mostly offset by lower automobile and commercial loans. Total outstandings and exposure designated for exit during 1999 totaled $3.7 billion and $10.5 billion, respectively. At September 30, 2000, the remaining outstandings and exposure associated with this initiative totaled $1.0 billion and $2.8 billion, respectively. Loans that were designated for exit in 1999 and reclassified to held for sale are excluded from the following table.

DETAILS OF LOANS

                                       September 30       December 31
In millions                                    2000              1999
----------------------------------------------------------------------
Consumer
   Home equity                               $6,411            $6,059
   Automobile                                 1,293             1,691
   Other                                      1,470             1,598
----------------------------------------------------------------------
     Total consumer                           9,174             9,348
Residential mortgage                         12,563            12,506
Commercial
   Manufacturing                              5,626             5,355
   Retail/wholesale                           4,579             4,301
   Service providers                          2,937             3,208
   Real estate related                        2,926             2,862
   Communications                             1,261             1,370
   Health care                                  750               772
   Financial services                           871             1,300
   Other                                      2,248             2,300
----------------------------------------------------------------------
     Total commercial                        21,198            21,468
Commercial real estate
   Mortgage                                     695               761
   Real estate project                        1,981             1,969
----------------------------------------------------------------------
     Total commercial real estate             2,676             2,730
Lease financing                               4,498             3,663
Other                                           646               682
Unearned income                                (964)             (724)
----------------------------------------------------------------------
   Total, net of unearned income            $49,791           $49,673
======================================================================

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS (a)

                                     September 30         December 31
In millions                                  2000                1999
-----------------------------------------------------------------------
Consumer                                   $4,386              $4,603
Commercial                                 24,488              23,251
Commercial real estate                        907                 740
Lease financing                               137                 136
Other                                         259               1,513
-----------------------------------------------------------------------
   Total                                  $30,177             $30,243
=======================================================================

(a) Excludes unfunded commitments related to loans designated for exit.

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.3 billion and $7.2 billion at September 30, 2000 and December 31, 1999, respectively.

Net outstanding letters of credit totaled $3.9 billion and $4.6 billion at September 30, 2000 and December 31, 1999, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers when certain specified future events occur. Unfunded commitments and letters of credit related to loans designated for exit totaled $1.8 billion at September 30, 2000 and $4.8 billion at December 31, 1999.

SECURITIES AVAILABLE FOR SALE The fair value of securities available for sale at September 30, 2000 increased $530 million compared with the fair value at December 31, 1999 primarily due to the purchase of mortgage-backed securities. Securities represented 9% of total assets at September 30, 2000. The expected weighted-average life of the securities decreased to 3 years and 9 months at September 30, 2000 compared with 4 years and 7 months at year-end 1999.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                                          Amortized      Fair
In millions                                    Cost     Value
----------------------------------------------------------------
SEPTEMBER 30, 2000
Debt securities
   U.S. Treasury and government agencies       $240      $236
   Mortgage-backed                            4,514     4,407
   Asset-backed                               1,172     1,158
   State and municipal                           79        80
   Other debt                                    46        46
Corporate stocks and other                      563       563
----------------------------------------------------------------
   Total securities available for sale       $6,614    $6,490
================================================================

DECEMBER 31, 1999
Debt securities
   U.S. Treasury and government agencies       $411      $400
   Mortgage-backed                            3,918     3,769
   Asset-backed                               1,051     1,027
   State and municipal                          134       131
   Other debt                                    40        39
Corporate stocks and other                      590       594
----------------------------------------------------------------
   Total securities available for sale       $6,144    $5,960
================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FUNDING SOURCES Total funding sources were $59.8 billion at September 30, 2000 and $60.0 billion at December 31, 1999. Increases in demand, savings, money market and retail certificates of deposit that resulted from a number of consumer banking initiatives offset decreases in deposits in foreign offices, Federal Home Loan Bank ("FHLB") borrowings and bank notes and senior debt.

DETAILS OF FUNDING SOURCES

                                      September 30  December 31
In millions                                   2000         1999
----------------------------------------------------------------
Deposits
   Demand, savings and money market        $29,823      $27,823
   Retail certificates of deposit           15,117       14,153
   Other time                                  605          633
   Deposits in foreign offices               1,949        3,193
----------------------------------------------------------------
     Total deposits                         47,494       45,802
Borrowed funds
   Federal funds purchased                   1,341        1,281
   Repurchase agreements                       602          402
   Bank notes and senior debt                6,109        6,975
   Federal Home Loan Bank borrowings           583        2,258
   Subordinated debt                         2,406        2,327
   Other borrowed funds                      1,258          986
----------------------------------------------------------------
     Total borrowed funds                   12,299       14,229
----------------------------------------------------------------
       Total                               $59,793      $60,031
================================================================

CAPITAL The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At September 30, 2000, the Corporation, including discontinued operations, and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL (a)

September 30 - dollars in millions           2000         1999
----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $6,071       $5,558
     Preferred                                312          313
   Trust preferred capital securities         848          848
   Goodwill and other                      (2,259)      (1,305)
   Net unrealized securities losses           164          228
----------------------------------------------------------------
     Tier I risk-based capital              5,136        5,642
   Subordinated debt                        1,912        1,641
   Eligible allowance for credit losses       668          674
----------------------------------------------------------------
     Subtotal                               7,716        7,957
  Investment in unconsolidated finance
     subsidiary                               (12)
----------------------------------------------------------------
     Total risk-based capital              $7,704       $7,957
================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $67,734      $66,580
   Average tangible assets                 74,803       72,929
================================================================
Capital ratios
   Tier I risk-based                         7.58%        8.47%
   Total risk-based                         11.37        11.95
   Leverage                                  6.87         7.74
================================================================

(a) Including discontinued operations

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During the first nine months of 2000, PNC repurchased 5.7 million shares of common stock. On February 17, 2000, the Board of Directors authorized the Corporation to purchase up to 10 million shares of common stock through February 28, 2001. Approximately 7.4 million shares remain under this authorization.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FINANCIAL REVIEW

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit, interest rate, liquidity, trading activities and financial derivatives. To manage these risks, PNC has risk management processes designed to provide for risk identification, measurement, monitoring and control.

CREDIT RISK Credit risk represents the possibility that a borrower or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through, among other things, diversification, limiting exposure to any single industry or customer, requiring collateral, selling participations to third parties, and purchasing credit-related derivatives.

NONPERFORMING ASSETS BY TYPE

                                        September 30  December 31
Dollars in millions                             2000         1999
------------------------------------------------------------------
Nonaccrual loans
   Commercial                                   $261         $219
   Residential mortgage                           26           48
   Commercial real estate
     Real estate project                           4           13
     Mortgage                                     12            8
   Consumer                                        3            2
   Lease financing                                 2            1
------------------------------------------------------------------
     Total nonaccrual loans                      308          291
Foreclosed and other assets
   Residential mortgage                            8            7
   Commercial real estate                          4            5
   Other                                          34           22
------------------------------------------------------------------
     Total foreclosed and other assets            46           34
------------------------------------------------------------------
       Total nonperforming assets               $354         $325
Nonaccrual loans to total loans                  .62%         .59%
Nonperforming assets to total loans,
   loans held for sale and foreclosed
   assets                                        .68          .61
Nonperforming assets to total assets             .51          .47
==================================================================

The above table excludes $18 million and $13 million of equity management assets at September 30, 2000 and December 31, 1999, respectively, that are carried at estimated fair value. The amount of nonperforming loans that were current as to principal and interest was $26 million at September 30, 2000 and $42 million at December 31, 1999. There were no troubled debt restructured loans outstanding as of either period end.

CHANGE IN NONPERFORMING ASSETS

In millions                                   2000         1999
----------------------------------------------------------------
January 1                                     $325         $319
Transferred from accrual                       291          288
Returned to performing                          (3)          (3)
Principal reductions                          (125)        (181)
Sales                                          (31)         (20)
Charge-offs and other                         (103)         (57)
----------------------------------------------------------------
    September 30                              $354         $346
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                   Amount                 Percent of Loans
                       --------------------------------------------------------
                       September 30   December 31   September 30   December 31
Dollars in millions            2000          1999           2000          1999
-------------------------------------------------------------------------------
Consumer                        $22           $25            .24%          .27%
Residential mortgage             26            24            .21           .19
Commercial                       32            30            .15           .14
Commercial real estate           11             5            .41           .18
Lease financing                   7             2            .20           .07
--------------------------------------------------
  Total                         $98           $86            .20           .17
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

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

The provision for credit losses for the first nine months of 2000 and the evaluation of the allowance for credit losses as of September 30, 2000 reflected changes in loan portfolio composition and changes in asset quality. The unallocated portion of the allowance for credit losses represented 20% of the total allowance and .27% of total loans at September 30, 2000 and December 31, 1999.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

In millions                                   2000         1999
----------------------------------------------------------------
January 1                                     $674         $753
Charge-offs                                   (131)        (173)
Recoveries                                      36           42
----------------------------------------------------------------
   Net charge-offs                             (95)        (131)
Provision for credit losses                     96          133
Divestitures                                                (81)
----------------------------------------------------------------
   September 30                               $675         $674
================================================================

The allowance as a percent of nonaccrual loans from continuing operations and period-end loans was 219% and 1.36%, respectively, at September 30, 2000. The comparable year-end 1999 amounts were 232% and 1.36%, respectively.

CHARGE-OFFS AND RECOVERIES

Nine months ended                                                     Percent of
September 30                                                    Net      Average
Dollars in millions         Charge-offs    Recoveries   Charge-offs        Loans
----------------------------------------------------------------------------------
2000
Consumer                            $34           $16           $18          .26%
Residential mortgage                  4             1             3          .03
Commercial                           86            14            72          .44
Commercial real estate                2             4            (2)        (.10)
Lease financing                       5             1             4          .17
----------------------------------------------------------------------
   Total                           $131           $36           $95          .25
----------------------------------------------------------------------------------
1999
Consumer                            $49           $20           $29          .37%
Credit card                          60             2            58         8.63
Residential mortgage                  7             1             6          .07
Commercial                           48            17            31          .18
Commercial real estate                4             1             3          .12
Lease financing                       5             1             4          .21
----------------------------------------------------------------------
   Total                           $173           $42          $131          .33
==================================================================================

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

                     THE PNC FINANCIAL SERVICES GROUP, INC.

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At September 30, 2000, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .5%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicated that net interest income would increase by .7%.

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

The Corporation's risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at September 30, 2000, if interest rates were to instantaneously increase by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by .8% of assets. If interest rates were to instantaneously decrease by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .4% of assets.

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

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities available for sale. At September 30, 2000, such assets totaled $10.3 billion with $3.6 billion pledged as collateral for borrowing, trust and other commitments. Liquidity can also be obtained through secured advances from the FHLB, of which PNC is a member. These borrowings are generally secured by residential mortgages and mortgage-backed securities. At September 30, 2000, approximately $5.1 billion of residential mortgages were available as collateral for borrowings from the FHLB. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------
                                       19

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At September 30, 2000, the Corporation had unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities and $400 million of trust preferred capital securities. In addition, the Corporation had an unused line of credit of $500 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries, which includes discontinued operations, was $645 million at September 30, 2000. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders and others. The impact of replacing maturing liabilities is reflected in the income simulation model in the overall asset and liability management process.

TRADING ACTIVITIES Most of PNC's trading activities are designed to provide capital markets services for customers. The performance of PNC's trading operations is predominantly based on providing services to customers and not on positioning the Corporation's portfolio for gains from market movements.

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Exposure is measured as the potential loss due to a two standard deviation, one-day move. The combined period-end value-at-risk of all trading operations using this measurement was less than $500 thousand at September 30, 2000.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------
                                       20

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

Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Such contracts are primarily used to manage risk positions associated with certain student lending activities.

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

During the first nine months of 2000, financial derivatives used in interest rate risk management decreased net interest income by $38 million compared with a $44 million increase in the prior-year period.

The following table sets forth changes in the notional value of off-balance-sheet financial derivatives used for risk management during the first nine months of 2000.

FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                        Weighted-
                                                                                                                          Average
2000 - dollars in millions                       January 1     Additions    Maturities  Terminations  September 30       Maturity
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                  $7,413          $368       $(1,275)      $(1,000)       $5,506  2 yrs. 7 mos.
     Pay fixed                                           5                                                       5         2 mos.
     Basis swaps                                     1,650           773          (179)                      2,244  3 yrs. 7 mos.
   Interest rate caps                                  474                        (111)          (17)          346  3 yrs. 11 mos.
   Interest rate floors                              3,311                         (35)          (14)        3,262  1 yr.  8 mos.
-------------------------------------------------------------------------------------------------------------------
       Total interest rate risk management          12,853         1,141        (1,600)       (1,031)       11,363
Commercial mortgage banking risk management
   Interest rate swaps                                 643         1,322          (210)       (1,107)          648  7 yrs. 3 mos.
Student lending activities
   Forward contracts                                   681           120            (3)         (445)          353  1 yr.  8 mos.
Credit-related activities
   Credit default swaps                              4,315           154                          (5)        4,464        11 mos.
-------------------------------------------------------------------------------------------------------------------
       Total                                       $18,492        $2,737       $(1,813)      $(2,588)      $16,828
==================================================================================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------
                                       21

The following table sets forth, by designated assets and liabilities, the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are those expected to be in effect based on the implied forward yield curve at September 30, 2000.

FINANCIAL DERIVATIVES

                                                                                                    Weighted-Average Interest Rates
                                                                   Notional         Estimated       -------------------------------
September 30, 2000 - dollars in millions                              Value        Fair Value               Paid        Received
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                             $4,000                $2               6.65%           5.49%
       Basis swaps designated to other earning assets                   240                 2               6.27            6.63
     Interest rate caps designated to loans (2)                         346                 8               NM              NM
     Interest rate floors designated to loans (3)                     3,262                (1)              NM              NM
---------------------------------------------------------------------------------------------------
         Total asset rate conversion                                  7,848                11
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                      125                                 6.62            6.73
         Borrowed funds                                               1,381                                 6.71            6.60
       Pay fixed designated to borrowed funds                             5                 2               6.09            7.36
       Basis swaps designated to borrowed funds                       2,004                 9               6.56            6.60
---------------------------------------------------------------------------------------------------
         Total liability rate conversion                              3,515                11
---------------------------------------------------------------------------------------------------
           Total interest rate risk management                       11,363                22
Commercial mortgage banking risk management
   Pay fixed interest rate swaps designated to securities (1)           355                 3               6.52            6.75
   Pay fixed interest rate swaps designated to loans (1)                293                 7               6.40            6.64
---------------------------------------------------------------------------------------------------
     Total commercial mortgage banking risk management                  648                10
Student lending activities
   Forward contracts                                                    353                                 NM              NM
Credit-related activities
   Credit default swaps                                               4,464                (2)              NM              NM
---------------------------------------------------------------------------------------------------
         Total financial derivatives                                $16,828               $30
==================================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 56% were based on 1-month LIBOR, 42% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $73 million, $110 million and $160 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.05%, 1-month LIBOR over a weighted-average strike of 5.66% and Prime over a weighted-average strike of 8.77%, respectively. At September 30, 2000, 3-month LIBOR was 6.81%, 1-month LIBOR was 6.62% and Prime was 9.50%.
(3) Interest rate floors with notional values of $3.0 billion, require the counterparty to pay the excess, if any, weighted-average strike of 4.63% over 3-month LIBOR. At September 30, 2000, 3-month LIBOR was 6.81%.
NM - Not meaningful

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FINANCIAL REVIEW

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

OTHER DERIVATIVES

                                                                     At September 30, 2000
                                              --------------------------------------------------------------------
                                                                    Positive         Negative                           Average
                                               Notional                 Fair             Fair       Net Asset              Fair
In millions                                       Value                Value            Value     (Liability)             Value (a)
-----------------------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                                      $12,864                 $115            $(103)            $12               $(2)
     Caps/floors
       Sold                                       5,232                                   (18)            (18)              (25)
       Purchased                                  4,251                   16                               16                23
   Foreign exchange                               5,100                   59              (46)             13                 8
   Other                                          3,167                   73              (66)              7                 4
-----------------------------------------------------------------------------------------------------------------------------------
   Total customer-related                        30,614                  263             (233)             30                 8
Other                                             1,209                   12               (1)             11                 6
-----------------------------------------------------------------------------------------------------------------------------------
   Total other derivatives                      $31,823                 $275            $(234)            $41               $14
===================================================================================================================================

(a) For the nine months ended September 30, 2000

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

THIRD QUARTER 2000 VERSUS 1999

Earnings for the third quarter of 2000, including discontinued operations, were $322 million or $1.09 per diluted share, a 9% increase compared with core earnings per diluted share of $1.00 for the third quarter of 1999. Core earnings for the prior-year quarter excluded $17 million of after-tax gains from the sale of branches or 6 cents per diluted share. Reported earnings for the third quarter of 1999 were $320 million or $1.06 per diluted share. Return on average common shareholders' equity was 21.54% and return on average assets was 1.67% for the third quarter of 2000 compared with 21.81% and 1.63%, respectively, on a core basis for the third quarter of 1999.

Excluding discontinued operations, earnings for the third quarter of 2000 were $299 million or $1.01 per diluted share, a 9% increase compared with core diluted earnings per share for the third quarter of 1999. Cash earnings per diluted share were $1.11 for the third quarter of 2000, up 12% compared with core cash earnings per diluted share a year ago.

EFFECT OF DISCONTINUED OPERATIONS
ON THIRD QUARTER 2000 AND 1999 RESULTS

Three months ended September 30                      2000           1999           1999
Dollars in millions, except per share amounts    Reported           Core       Reported
----------------------------------------------------------------------------------------
Income from continuing operations                    $299           $282           $299
Discontinued operations                                23             21             21
Total net income                                     $322           $303           $320

Diluted EPS - continuing operations                 $1.01           $.93           $.99
Discontinued operations                               .08            .07            .07
Total diluted EPS                                   $1.09          $1.00          $1.06

Cash diluted EPS - continuing
   operations (a)                                   $1.11           $.99          $1.05
Discontinued operations (a)                           .08            .07            .07
Total cash diluted EPS (a)                          $1.19          $1.06          $1.12
========================================================================================

(a) Excluding amortization of goodwill

Return on average common shareholders' equity was 19.99% and return on average assets was 1.72% for the third quarter of 2000 compared with 20.28% and 1.67%, respectively, on a core basis for the third quarter of 1999.

Taxable-equivalent net interest income was $534 million for the third quarter of 2000, a $44 million decrease compared with the third quarter of 1999. The decrease mainly resulted from funding costs related to the ISG acquisition, downsizing of certain credit-related businesses in 1999 and the effect of a higher interest rate environment in 2000. The net interest margin was 3.54% for the third quarter of 2000 compared with 3.78% for the third quarter of 1999. The narrowing of the net interest margin was primarily attributable to the ISG acquisition and a higher proportion of interest-bearing deposits.

The provision for credit losses was $30 million in the third quarter of 2000 and 1999.

Noninterest income was $700 million for the third quarter of 2000 and represented 57% of total revenue. Noninterest income increased $156 million or 29% compared with the prior-year quarter, excluding the $27 million of branch gains in 1999. The increase was primarily driven by growth in fee-based revenue and the benefit of the ISG acquisition, partially offset by lower equity management income. Excluding ISG, noninterest income increased 11% in the comparison.

Asset management fees of $208 million for the third quarter of 2000 increased $33 million or 19% compared with the third quarter of 1999 primarily driven by new business. Fund servicing fees of $168 million for the third quarter of 2000 increased $112 million compared with the third quarter of 1999 principally due to the ISG acquisition. Excluding ISG, fund servicing fees increased $13 million or 23% compared with the prior-year quarter due to existing client growth, new business and market appreciation.

Brokerage fees of $61 million for the third quarter of 2000 increased $9 million or 17% compared with the third quarter of 1999 reflecting the expansion of Hilliard Lyons' distribution network and the impact of higher activity in the equity markets. Consumer services revenue of $55 million for the third quarter of 2000 increased $6 million or 12% compared with the prior-year quarter primarily due to an increase in retail transaction volume.

Corporate services revenue of $86 million for the third quarter of 2000 increased 13% compared with the third quarter of 1999 primarily driven by higher treasury management and capital markets fees and income from other investments.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

FINANCIAL REVIEW

Equity management income reflected a net loss of $3 million for the third quarter of 2000 compared with $22 million of income in the third quarter of 1999. The lower income in the third quarter of 2000 resulted from fewer realized gains and a decline in the estimated fair value of investments. Other noninterest income of $68 million for the third quarter of 2000 increased $9 million compared with the prior-year quarter, excluding the branch gains from 1999.

Noninterest expense was $747 million and the efficiency ratio was 57% in the third quarter of 2000 compared with $656 million and 55%, respectively, in the third quarter of 1999 excluding non-core items. The increases were primarily related to the ISG acquisition and higher expenses commensurate with fee-based revenue growth. Excluding ISG, noninterest expense increased less than 1% compared with the prior-year quarter as a result of aggressive expense management.

Average earning assets were $59.7 billion for the third quarter of 2000 compared with $60.5 billion for the third quarter of 1999. Average earning assets declined primarily due to a decrease in average loans, which resulted from the decision to exit certain non-strategic wholesale lending businesses and the continued downsizing of the indirect automobile lending portfolio. Average securities available for sale decreased $207 million compared with the prior-year quarter. Average loans held for sale increased $484 million compared with the prior-year quarter primarily as a result of the decision during the fourth quarter of 1999 to exit certain non-strategic wholesale lending businesses.

Average deposits were $45.9 billion and represented 66% of total sources of funds for the third quarter of 2000 compared with $43.8 billion and 65%, respectively, in the third quarter of 1999. The increase in deposits primarily resulted from a number of consumer marketing initiatives.

Average borrowed funds were $13.5 billion for the third quarter of 2000 compared with $14.9 billion for the third quarter of 1999.

The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .68% at September 30, 2000 compared with .65% at September 30, 1999. Nonperforming assets were $354 million at September 30, 2000 compared with $346 million at September 30, 1999.

The allowance for credit losses was $675 million and represented 1.36% of period-end loans and 219% of nonaccrual loans at September 30, 2000. The comparable ratios were 1.32% and 221%, respectively, at September 30, 1999. Net charge-offs were $30 million or .24% of average loans in the third quarter of 2000 compared with $29 million or .22%, respectively, in the third quarter of 1999.

RISK FACTORS

The Corporation is subject to a number of risk factors, including among others, those described below. These factors and others could impact the Corporation's business, financial condition and results of operations.

BUSINESS AND ECONOMIC CONDITIONS The Corporation's business and results of operations are sensitive to general business and economic conditions in the United States. These conditions include the level and movement of interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the regional economies in which the Corporation conducts business. An economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Corporation, increase usage of unfunded commitments or increase the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of net charge-offs that could result in a higher loan loss provision. See "Risk Management - Credit Risk" discussion in "Financial Review" for more information on credit risk. Changes in interest rates could affect the value of certain on-balance-sheet and off-balance-sheet financial instruments of the Corporation. Higher interest rates would also increase the Corporation's cost to borrow funds and may increase the rate paid on deposits. See "Risk Management - Interest Rate Risk" discussion in "Financial Review" for more information on interest rate risk.

MONETARY AND OTHER POLICIES The financial services industry is subject to various monetary and other policies and regulations of the United States government and its agencies, which include the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and state regulators. The Corporation is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies influence the rates of interest that PNC charges on loans and pays on interest-bearing deposits and can also affect the value of on-balance-sheet and off-balance-sheet financial instruments. Those policies also determine, to a significant extent, the cost to the Corporation of funds for lending and investing.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

COMPETITION The Corporation operates in a highly competitive environment, both in terms of the products and services offered and the geographic markets in which PNC conducts business. This environment could become even more competitive in the future. The Corporation competes with other local, regional and national banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, venture capital firms, mutual fund complexes and insurance companies, as well as other entities that offer financial services, and through alternative delivery channels such as the World Wide Web. Technological advances and new legislation, among other changes, have lowered barriers to entry and have made it possible for non-bank institutions to offer products and services that traditionally have been provided by banks. Many of the Corporation's competitors benefit from fewer regulatory constraints and lower cost structures, allowing for more competitive pricing of products and services.

The Gramm-Leach-Bliley Act ("the Act"), which was enacted on November 12, 1999, permits affiliations among banks, securities firms and insurance companies. The Act significantly changes the competitive environment in which the Corporation conducts business. This environment could result in a loss of customers and related revenue.

DISINTERMEDIATION Disintermediation is the process of eliminating the role of the intermediary in completing a transaction. For the financial services industry, this means eliminating or significantly reducing the role of banks and other depository institutions in completing transactions that have traditionally involved banks at one end or both ends of the transaction. Disintermediation could result in, among others, the loss of customer deposits and decreases in transactions that generate fee income.

ASSET MANAGEMENT PERFORMANCE Asset management revenues are primarily based on a percentage of the value of assets under management and performance fees expressed as a percentage of the returns realized on assets under management. A decline in the prices of debt and equity instruments, among other things, could cause asset management revenue to decline.

Investment performance is one of the most important factors for the growth of assets under management. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Also, performance fees for remaining clients could be lower or nonexistent. Additionally, the ability to attract funds from existing and new clients might diminish.

FUND SERVICING Fund servicing fees are primarily based on the market value of the assets and the number of shareholder accounts administered by the Corporation for its clients. A sharp rise in interest rates or a sudden decline in the debt and equity markets could influence an investor's decision whether to invest or maintain an investment in a mutual fund. As a result, fluctuations may occur in assets that the Corporation has under administration. A significant investor migration from mutual fund investments could have a negative impact on the Corporation's revenues by reducing the assets it administers. There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of existing or potential fund servicing clients.

ACQUISITIONS The Corporation expands its business in part by acquiring other financial services companies. Factors pertaining to acquisitions that could adversely affect the Corporation's business and earnings include, among others,

o expected cost savings or potential revenue enhancements that may not be fully realized or realized within the expected time frame;
o customer loss or revenue loss following an acquisition that may be greater than expected; and
o costs or difficulties related to the integration of businesses that may be greater than expected.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

CONSOLIDATED STATEMENT OF INCOME

                                                          Three months ended September 30       Nine months ended September 30
                                                          -------------------------------       ------------------------------
In millions, except per share data                                    2000           1999                  2000           1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                             $1,025           $982                $3,018         $3,080
Securities available for sale                                           99             98                   290            266
Loans held for sale                                                     47             31                   163             61
Other                                                                   30             14                    71             39
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                             1,201          1,125                 3,542          3,446
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               434            340                 1,200          1,024
Borrowed funds                                                         236            212                   711            640
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              670            552                 1,911          1,664
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 531            573                 1,631          1,782
Provision for credit losses                                             30             30                    96            133
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                501            543                 1,535          1,649
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       208            175                   590            505
Fund servicing                                                         168             56                   487            162
Service charges on deposits                                             50             53                   150            154
Brokerage                                                               61             52                   192            161
Consumer services                                                       55             49                   153            166
Corporate services                                                      86             76                   248             97
Equity management                                                       (3)            22                   132             48
Net securities gains                                                     7              2                     4             44
Other                                                                   68             86                   200            488
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            700            571                 2,156          1,825
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          399            324                 1,206          1,016
Net occupancy                                                           50             47                   151            176
Equipment                                                               54             48                   165            180
Amortization                                                            27             20                    83             69
Marketing                                                               16             17                    48             46
Distributions on capital securities                                     17             16                    50             48
Other                                                                  184            184                   616            555
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           747            656                 2,319          2,090
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  454            458                 1,372          1,384
Income taxes                                                           155            159                   472            469
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   299            299                   900            915
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $15, $12, $30 and $29)                                      23             21                    45             45
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $322           $320                  $945           $960
----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations applicable to diluted
   earnings                                                           $294           $294                  $886           $901
Net income applicable to diluted earnings                              317            315                   931            946

EARNINGS PER COMMON SHARE
Continuing operations
Basic                                                                $1.02          $1.00                 $3.05          $3.02
Diluted                                                               1.01            .99                  3.03           2.99
Net income
Basic                                                                 1.10           1.07                  3.21           3.17
Diluted                                                               1.09           1.06                  3.18           3.14

CASH DIVIDENDS DECLARED PER COMMON SHARE                               .45            .41                  1.35           1.23

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                289.0          294.5                 290.2          298.0
Diluted                                                              292.0          297.6                 292.7          301.3
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

CONSOLIDATED BALANCE SHEET

                                                                                        September 30           December 31
In millions, except par value                                                                   2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                       $3,106                $3,080
Short-term investments                                                                         1,673                 1,100
Loans held for sale                                                                            2,127                 3,477
Securities available for sale                                                                  6,490                 5,960
Loans, net of unearned income of $964 and $724                                                49,791                49,673
   Allowance for credit losses                                                                  (675)                 (674)
----------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                  49,116                48,999
Goodwill and other amortizable assets                                                          2,476                 2,512
Investment in discontinued operations                                                            347                   263
Other                                                                                          4,549                 3,895
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                              $69,884               $69,286
==================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                        $8,509                $8,161
   Interest-bearing                                                                           38,985                37,641
----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                           47,494                45,802
Borrowed funds
   Federal funds purchased                                                                     1,341                 1,281
   Repurchase agreements                                                                         602                   402
   Bank notes and senior debt                                                                  6,109                 6,975
   Federal Home Loan Bank borrowings                                                             583                 2,258
   Subordinated debt                                                                           2,406                 2,327
   Other borrowed funds                                                                        1,258                   986
----------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                     12,299                14,229
Other                                                                                          2,860                 2,461
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                          62,653                62,492
----------------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                   848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                    7                     7
Common stock - $5 par value
   Authorized 450 shares
   Issued 353 shares                                                                           1,764                 1,764
Capital surplus                                                                                1,290                 1,276
Retained earnings                                                                              6,545                 6,006
Deferred benefit expense                                                                         (18)                  (17)
Accumulated other comprehensive loss from continuing operations                                  (92)                 (132)
Accumulated other comprehensive loss from discontinued operations                                (85)                 (135)
Common stock held in treasury at cost: 64 and 60 shares                                       (3,028)               (2,823)
----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                  6,383                 5,946
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                            $69,884               $69,286
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine months ended September 30 - in millions                                                          2000             1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $945             $960
Income from discontinued operations                                                                    (45)             (45)
-------------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                                                                  900              915
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
   Provision for credit losses                                                                          96              133
   Depreciation, amortization and accretion                                                            252              266
   Deferred income taxes                                                                               286              172
   Net securities gains                                                                                 (6)             (44)
   Gain on sale of businesses                                                                                          (317)
   Valuation adjustments                                                                                24              142
Change in
   Loans held for sale                                                                               1,326              292
   Other                                                                                            (1,129)             (27)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                       1,749            1,532
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                   (425)             387
Repayment of securities available for sale                                                             679            1,045
Sales
   Securities available for sale                                                                     4,648            6,269
   Loans                                                                                               187              463
   Foreclosed assets                                                                                    18               26
Purchases
   Securities available for sale                                                                    (5,810)          (8,595)
   Loans                                                                                                               (363)
Net cash (paid) received for divestitures                                                               (4)           2,975
Other                                                                                                 (191)             (69)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                                 (898)           2,138
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                        348           (1,101)
   Interest-bearing deposits                                                                         1,344             (466)
   Federal funds purchased                                                                              60               82
Sale/issuance
   Repurchase agreements                                                                           128,720          100,138
   Bank notes and senior debt                                                                        2,848            2,416
   Federal Home Loan Bank borrowings                                                                 1,781            2,028
   Subordinated debt                                                                                   593              254
   Other borrowed funds                                                                             28,985           24,689
   Capital securities                                                                                                    84
   Common stock                                                                                        118
Repayment/maturity
   Repurchase agreements                                                                          (128,520)        (100,081)
   Bank notes and senior debt                                                                       (3,715)          (4,826)
   Federal Home Loan Bank borrowings                                                                (3,456)          (1,553)
   Subordinated debt                                                                                  (514)              (4)
   Other borrowed funds                                                                            (28,683)         (24,632)
Acquisition of treasury stock                                                                         (327)            (670)
Cash dividends paid                                                                                   (407)            (383)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                            (825)          (4,025)
-------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                          26             (355)
     Cash and due from banks at beginning of year                                                    3,080            2,529
-------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,106           $2,174
===============================================================================================================================
CASH PAID FOR
     Interest                                                                                       $1,946           $1,715
     Income taxes                                                                                      235              233
NON-CASH ITEMS
     Transfer from loans to loans held for sale                                                                       2,142
     Transfer from loans to other assets                                                                18               30
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS The PNC Financial Services Group, Inc. ("Corporation" or "PNC") is one of the largest diversified financial services companies in the United States operating regional banking, corporate banking, real estate finance, asset-based lending, private banking, asset management and global fund processing services businesses, which provides products and services nationally and in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation is subject to intense competition from other financial services companies and is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those authorities.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years after June 15, 2000. The Corporation will adopt the new statement effective January 1, 2001. The statement will require the Corporation to recognize all derivatives on the balance sheet at fair value.

Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in derivatives' fair value will be either offset against the changes in fair value or expected future cash flows of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Corporation is and has been assessing its hedging methods and strategies in light of the standard's requirements. The impact of adoption of the provisions of the statement on PNC's financial position and results of operations will depend on the financial position of the Corporation and the nature, purpose and fair values of the derivatives in place as of January 1, 2001. A significant portion of PNC's derivatives relate to residential mortgage banking risk management activities, which are included in discontinued operations. Management does not expect that the impact of adopting this standard will be material to PNC's financial position or results of operations.

DISCONTINUED OPERATIONS
On October 2, 2000, the Corporation announced that it reached a definitive agreement for Washington Mutual, F.A. to acquire the stock of PNC's residential mortgage banking affiliates. The transaction is expected to close in the first quarter of 2001, subject to regulatory approvals and customary closing conditions, and PNC anticipates that the transaction will result in an after-tax gain of approximately $250 million, subject to closing adjustments. Earnings for the residential mortgage banking business for the nine months ended September 30, 2000 and 1999 were $45 million and are reflected as discontinued operations throughout the Corporation's financial statements. Earnings and net assets of the residential mortgage banking business are shown separately on one line in the income statement and balance sheet, respectively, for all periods presented.

INVESTMENT IN DISCONTINUED OPERATIONS:

                                      September 30  December 31
In millions                                   2000         1999
----------------------------------------------------------------
Loans held for sale                         $2,438       $2,321
Securities available for sale                2,151        1,651
Loans, net of unearned income                  743          373
Goodwill and other amortizable
   assets                                    1,984        1,611
All other assets                               448          434
----------------------------------------------------------------
   Total assets                              7,764        6,390
----------------------------------------------------------------
Deposits                                     1,049          866
Borrowed funds                               6,073        5,118
Other liabilities                              295          143
----------------------------------------------------------------
   Total liabilities                         7,417        6,127
----------------------------------------------------------------
      Net assets                              $347         $263
================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notional and fair value of financial derivatives used for residential mortgage banking risk management were $13.2 billion and $57 million, respectively, at September 30, 2000. The comparable amounts at December 31, 1999 were $9.3 billion and $28 million, respectively. The weighted-average maturity of financial derivatives used for residential mortgage banking risk management was 3 years and 4 months at September 30, 2000.

The remaining Notes to Consolidated Financial Statements and Statistical Data reflect continuing operations, except for Earnings per Share, which reflects the impact of discontinued operations.

CASH FLOWS
During the first nine months of 2000, acquisition activity that affected cash flows consisted of $22 million of acquired assets, $2 million of acquired liabilities and cash payments totaling $3 million. During the first nine months of 1999, divestiture activity that affected cash flows consisted of $3.2 billion of divested assets and cash receipts of $3.0 billion in cash and due from banks.

TRADING ACTIVITIES
PNC engages in trading activities as part of the Corporation's risk management strategies and for "market making" in equity securities. Additionally, PNC participates in derivatives and foreign exchange trading as an accommodation to customers.

Net trading income for the first nine months of 2000 totaled $68 million compared with net trading income of $53 million for the prior-year period that were included in noninterest income as follows:

Nine months ended September 30 - in millions   2000       1999
----------------------------------------------------------------
Corporate services                               $7
Equity management                                 2
Other income
   Securities trading                            32        $37
   Derivatives trading                           11          4
   Foreign exchange                              16         12
----------------------------------------------------------------
Net trading income                              $68        $53
================================================================

SECURITIES AVAILABLE FOR SALE

                                                                                          Unrealized
                                                             Amortized          -------------------------------          Fair
In millions                                                       Cost            Gains                Losses           Value
-------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
Debt securities
   U.S. Treasury and government agencies                          $240                                    $(4)           $236
   Mortgage-backed                                               4,514              $10                  (117)          4,407
   Asset-backed                                                  1,172                6                   (20)          1,158
   State and municipal                                              79                2                    (1)             80
   Other debt                                                       46                                                     46
-------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                       6,051               18                  (142)          5,927
   Corporate stocks and other                                      563                6                    (6)            563
-------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale                        $6,614              $24                 $(148)         $6,490
===============================================================================================================================

DECEMBER 31, 1999
Debt securities
   U.S. Treasury and government agencies                          $411                                   $(11)           $400
   Mortgage-backed                                               3,918               $2                  (151)          3,769
   Asset-backed                                                  1,051                                    (24)          1,027
   State and municipal                                             134                2                    (5)            131
   Other debt                                                       40                                     (1)             39
-------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                       5,554                4                  (192)          5,366
   Corporate stocks and other                                      590                9                    (5)            594
-------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale                        $6,144              $13                 $(197)         $5,960
===============================================================================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

The fair value of securities available for sale at September 30, 2000 increased $530 million compared with December 31, 1999. Securities represented 9% of total assets at September 30, 2000. The expected weighted-average life of securities available for sale decreased to 3 years and 9 months at September 30, 2000 compared with 4 years and 7 months at year-end 1999.

Net securities gains of $6 million and $44 million for the first nine months of 2000 and 1999, respectively, were reported as follows:

Nine months ended September 30 - in millions         2000          1999
------------------------------------------------------------------------
Net securities gains                                   $4           $44
Corporate services                                      2
------------------------------------------------------------------------
   Total                                               $6           $44
========================================================================

Net securities gains were $4 million for the first nine months of 2000. Net securities gains were $44 million for the first nine months of 1999, substantially all related to the gain from the sale of Concord EFS, Inc. stock. Net securities gains of $2 million for the first nine months of 2000, related to commercial mortgage banking activities, were included in corporate services revenue.

NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                       September 30   December 31
In millions                                    2000          1999
------------------------------------------------------------------
Nonaccrual loans                               $308          $291
Foreclosed and other assets                      46            34
------------------------------------------------------------------
   Total nonperforming assets                  $354          $325
==================================================================

The above table excludes $18 million and $13 million of equity management assets at September 30, 2000 and December 31, 1999, respectively, that are carried at estimated fair value.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:

In millions                                    2000          1999
------------------------------------------------------------------
Allowance at January 1                         $674          $753
Charge-offs
   Consumer                                     (34)          (49)
   Credit card                                                (60)
   Residential mortgage                          (4)           (7)
   Commercial                                   (86)          (48)
   Commercial real estate                        (2)           (4)
   Lease financing                               (5)           (5)
------------------------------------------------------------------
     Total charge-offs                         (131)         (173)
Recoveries
   Consumer                                      16            20
   Credit card                                                  2
   Residential mortgage                           1             1
   Commercial                                    14            17
   Commercial real estate                         4             1
   Lease financing                                1             1
------------------------------------------------------------------
     Total recoveries                            36            42
------------------------------------------------------------------
Net charge-offs
   Consumer                                     (18)          (29)
   Credit card                                                (58)
   Residential mortgage                          (3)           (6)
   Commercial                                   (72)          (31)
   Commercial real estate                         2            (3)
   Lease financing                               (4)           (4)
------------------------------------------------------------------
       Total net charge-offs                    (95)         (131)
Provision for credit losses                      96           133
Divestitures                                                  (81)
------------------------------------------------------------------
   Allowance at September 30                   $675          $674
==================================================================

FINANCIAL DERIVATIVES
FAIR VALUE OF FINANCIAL DERIVATIVES The notional and fair values of financial derivatives used for risk management were as follows:

                                     Positive              Negative
                         Notional        Fair    Notional      Fair
In millions                 Value       Value       Value     Value
---------------------------------------------------------------------
SEPTEMBER 30, 2000
Interest rate
   Swaps                   $4,903         $51      $2,852      $(36)
   Caps                       346           8
   Floors                   3,000                     262        (1)
---------------------------------------------------------------------
Total interest rate
   risk management          8,249          59       3,114       (37)
Commercial mortgage
   banking risk
   management                 296          20         352       (10)
Forward contracts             353
Credit default swaps                                4,464        (2)
---------------------------------------------------------------------
    Total                  $8,898         $79      $7,930      $(49)
=====================================================================
DECEMBER 31, 1999
Interest rate
   Swaps                   $3,666         $46      $5,402     $(108)
   Caps                       474          12
   Floors                   3,000           1         311        (1)
---------------------------------------------------------------------
Total interest rate
   risk management          7,140          59       5,713      (109)
Commercial mortgage
   banking risk
   management                 643          51
Forward contracts             681
Credit default swaps           60                   4,255        (4)
---------------------------------------------------------------------
    Total                  $8,524        $110      $9,968     $(113)
=====================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER DERIVATIVES The following schedule sets forth information relating to positions associated with customer-related and other derivatives.

                                                             At September 30, 2000
                                      -------------------------------------------------------------
                                                       Positive         Negative                        Average
                                        Notional           Fair             Fair       Net Asset           Fair
In millions                                Value          Value            Value      (Liability)         Value (a)
-------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                               $12,864           $115            $(103)            $12            $(2)
     Caps/floors
       Sold                                5,232                             (18)            (18)           (25)
       Purchased                           4,251             16                               16             23
   Foreign exchange                        5,100             59              (46)             13              8
   Other                                   3,167             73              (66)              7              4
-------------------------------------------------------------------------------------------------------------------
   Total customer-related                 30,614            263             (233)             30              8
Other                                      1,209             12               (1)             11              6
-------------------------------------------------------------------------------------------------------------------
   Total other derivatives               $31,823           $275            $(234)            $41            $14
===================================================================================================================

(a) For the nine months ended September 30, 2000

                                                           At December 31, 1999
                                      -------------------------------------------------------------        1999
                                                       Positive         Negative                        Average
                                        Notional           Fair             Fair       Net Asset           Fair
In millions                                Value          Value            Value      (Liability)         Value
-------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                               $17,103           $110            $(116)            $(6)          $(13)
     Caps/floors
       Sold                                3,440                             (25)            (25)           (20)
       Purchased                           3,337             22                               22             18
   Foreign exchange                        3,310             47              (36)             11              7
   Other                                   2,161             22               (9)             13              3
-------------------------------------------------------------------------------------------------------------------
   Total customer-related                 29,351            201             (186)             15             (5)
Other                                      1,238              6                                6              4
-------------------------------------------------------------------------------------------------------------------
   Total other derivatives               $30,589           $207            $(186)            $21            $(1)
===================================================================================================================

LITIGATION
The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on the Corporation's financial condition. At the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $345 million for the third quarter of 2000 and $940 million for the first nine months of 2000, compared with $271 million and $811 million, respectively, in 1999. The increases were primarily due to a higher valuation on securities available for sale.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.

                                                                                         Three months ended     Nine months ended
                                                                                              September 30         September 30
                                                                                         -------------------    ------------------
In millions, except share and per share data                                                2000       1999      2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                           $299       $299      $900         $915
Less: Preferred dividends declared                                                             5          5        14           15
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share             $294       $294      $886         $900
-----------------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                          288,958    294,497   290,213      298,047
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE                                 $1.02      $1.00     $3.05        $3.02
===================================================================================================================================

Income from discontinued operations applicable to basic earnings per common share            $23        $21       $45          $45
-----------------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                          288,958    294,497   290,213      298,047
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS FROM DISCONTINUED OPERATIONS PER COMMON SHARE                                $.08       $.07      $.16         $.15
===================================================================================================================================

Net income                                                                                  $322       $320      $945         $960
Less: Preferred dividends declared                                                             5          5        14           15
-----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                                    $317       $315      $931         $945
-----------------------------------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding (in thousands)                          288,958    294,497   290,213      298,047
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                            $1.10      $1.07     $3.21        $3.17
===================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                           $299       $299      $900         $915
Less: Dividends declared on nonconvertible preferred stock Series F                            5          5        14           14
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share           $294       $294      $886         $901
-----------------------------------------------------------------------------------------------------------------------------------

Basic weighted-average common shares outstanding (in thousands)                          288,958    294,497   290,213      298,047
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                            118        132       120          134
     Conversion of preferred stock Series C and D                                            974      1,064     1,005        1,080
     Conversion of debentures                                                                 19         24        20           24
     Exercise of stock options                                                             1,906      1,472     1,215        1,602
     Incentive share awards                                                                   55        379       163          381
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                        292,030    297,568   292,736      301,268
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE                               $1.01       $.99     $3.03        $2.99
===================================================================================================================================

Income from discontinued operations applicable to diluted earnings per common share          $23        $21       $45          $45
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                        292,030    297,568   292,736      301,268
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS FROM DISCONTINUED OPERATIONS PER COMMON SHARE                              $.08       $.07      $.15         $.15
===================================================================================================================================

Net income                                                                                  $322       $320      $945         $960
Less: Dividends declared on nonconvertible preferred stock Series F                            5          5        14           14
-----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                                   317        315       931          946
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                        292,030    297,568   292,736      301,268
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                          $1.09      $1.06     $3.18        $3.14
===================================================================================================================================

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT REPORTING
PNC operates seven major businesses engaged in regional banking, corporate banking, real estate finance, asset-based lending, private banking, asset management and global fund processing services: Regional Banking, Corporate Banking, PNC Real Estate Finance, PNC Business Credit, PNC Advisors, BlackRock, and PFPC.

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

The presentation of business results was changed during the first quarter of 2000 to reflect the Corporation's current operating strategy and recent organizational changes. Middle market and equipment leasing activities (previously included in Regional Banking) are reported in Corporate Banking. In addition, PNC Real Estate Finance and PNC Business Credit are reported separately within PNC Secured Finance. Regional real estate lending activities (previously included in Regional Banking) are reported in PNC Real Estate Finance. Business financial results for the first nine months of 2000 and 1999 are presented consistent with this structure.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated to the businesses based on management's assessment of risk inherent in the loan portfolios. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, divested and exited businesses, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in Other.

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

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers on a national basis. PNC Business Credit's lending services include loans secured by accounts receivable, inventory, machinery and equipment, and other collateral, and its clients include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

BlackRock is one of the largest publicly traded investment management firms in the United States with $191 billion of assets under management at September 30, 2000. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions name.

Providing a wide range of global fund processing services to the investment management community, PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States. As an extension of its domestic services, PFPC also provides customized processing services to the international marketplace through its Dublin, Ireland operation.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

RESULTS OF BUSINESSES

                                                                PNC
                                                               Real        PNC
Three months ended September 30  Regional     Corporate      Estate   Business      PNC
In millions                       Banking       Banking     Finance     Credit Advisors BlackRock      PFPC     Other       Total
------------------------------------------------------------------------------------------------------------------------------------
2000
INCOME STATEMENT
Net interest income (a)              $355          $145         $28        $25      $34        $2      $(12)     $(43)       $534
Noninterest income                    151            68          24          4      157       127       169                   700
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                      506           213          52         29      191       129       157       (43)      1,234
Provision for credit losses            11            12                      5                                      2          30
Depreciation and amortization          21             3           4          1        4         5        12        16          66
Other noninterest expense             241            92          31          7      123        86       120       (19)        681
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                    233           106          17         16       64        38        25       (42)        457
Income taxes                           84            36                      5       23        15        10       (15)        158
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                          $149           $70         $17        $11      $41       $23       $15      $(27)       $299
====================================================================================================================================
Inter-segment revenue                  $1            $1                              $3       $22                $(27)
====================================================================================================================================
Average assets                    $39,320       $16,729      $5,541     $2,343   $3,470      $607    $1,560     $(987)    $68,583
====================================================================================================================================

1999
INCOME STATEMENT
Net interest income (a)              $358          $115         $27        $18      $31       $(2)       $3       $28        $578
Noninterest income                    141            63          21          3      155       100        56        32         571
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                      499           178          48         21      186        98        59        60       1,149
Provision for credit losses            14            (1)                     7        5                             5          30
Depreciation and amortization          23             3           5          1        4         5         2        11          54
Other noninterest expense             235            89          26          5      119        65        38        25         602
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                    227            87          17          8       58        28        19        19         463
Income taxes                           81            24           3          4       22        12         7        11         164
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                          $146           $63         $14         $4      $36       $16       $12        $8        $299
====================================================================================================================================
Inter-segment revenue                  $1                                            $2       $24                $(27)
====================================================================================================================================
Average assets                    $37,379       $15,566      $5,522     $1,777   $3,289      $522      $245    $2,306     $66,606
====================================================================================================================================

Nine months ended September 30
In millions
------------------------------------------------------------------------------------------------------------------------------------
2000
INCOME STATEMENT
Net interest income (a)            $1,058          $417         $87        $74     $102        $4      $(34)     $(64)     $1,644
Noninterest income                    439           216          68         12      487       348       489        97       2,156
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    1,497           633         155         86      589       352       455        33       3,800
Provision for credit losses            33            50                      7        3                             3          96
Depreciation and amortization          63            10          14          2       11        15        38        42         195
Other noninterest expense             733           281          88         20      374       230       366        32       2,124
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                    668           292          53         57      201       107        51       (44)      1,385
Income taxes                          238           102           3         20       74        44        20       (16)        485
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                          $430          $190         $50        $37     $127       $63       $31      $(28)       $900
====================================================================================================================================
Inter-segment revenue                  $2            $4                             $10       $63                $(79)
====================================================================================================================================
Average assets                    $38,564       $16,318      $5,583     $2,230   $3,541      $492    $1,578      $221     $68,527
====================================================================================================================================

1999
INCOME STATEMENT
Net interest income (a)            $1,067          $347         $87        $51      $98       $(8)       $8      $148      $1,798
Noninterest income                    408           185          69          7      453       280       162       261       1,825
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    1,475           532         156         58      551       272       170       409       3,623
Provision for credit losses            47            13                      8        5                            60         133
Depreciation and amortization          65            10          15          2       11        14         5       114         236
Other noninterest expense             726           258          76         16      355       185       111       127       1,854
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                    637           251          65         32      180        73        54       108       1,400
Income taxes                          232            83          14         12       69        31        20        24         485
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                          $405          $168         $51        $20     $111       $42       $34       $84        $915
====================================================================================================================================
Inter-segment revenue                  $4            $1                              $7       $63                $(75)
====================================================================================================================================
Average assets                    $37,574       $15,611      $5,595     $1,698   $3,299      $443      $257    $3,678     $68,155
====================================================================================================================================

(a) Taxable-equivalent basis

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

STATISTICAL INFORMATION

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                  Nine months ended September 30
                                                               ---------------------------------------------------------------------
                                                                             2000                               1999
                                                               ---------------------------------------------------------------------
Dollars in millions                                             Average                 Average     Average                 Average
Taxable-equivalent basis                                       Balances  Interest  Yields/Rates    Balances   Interest Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                            $2,681      $163          8.10%     $1,118        $62         7.36%
  Securities available for sale
    U.S. Treasury and government
      agencies and corporations                                   1,748        77          5.89       1,965         81         5.55
    Other debt                                                    3,752       185          6.56       3,361        157         6.21
    Other                                                           605        30          6.68         668         31         6.16
----------------------------------------------------------------------------------                 --------------------
    Total securities available for sale                           6,105       292          6.38       5,994        269         5.99
  Loans, net of unearned income
    Consumer                                                      9,210       589          8.55      10,612        647         8.16
    Credit card                                                                                         899       100         14.90
    Residential mortgage                                         12,519       668          7.11      12,236        644         7.01
    Commercial                                                   21,878     1,383          8.31      23,340      1,344         7.59
    Commercial real estate                                        2,689       179          8.73       3,394        198         7.70
    Lease financing                                               3,082       168          7.25       2,489        132         7.06
    Other                                                           670        42          8.40         504         27         7.38
----------------------------------------------------------------------------------                 --------------------
    Total loans, net of unearned income                          50,048     3,029          8.01      53,474      3,092         7.67
  Other                                                           1,278        71          7.39       1,038         39         4.94
----------------------------------------------------------------------------------                 --------------------
    Total interest-earning
      assets/interest income                                     60,112     3,555          7.84      61,624      3,462         7.46
Noninterest-earning assets
  Investment in discontinued operations                             459                                 461
  Allowance for credit losses                                      (684)                               (699)
  Cash and due from banks                                         2,665                               1,998
  Other assets                                                    6,434                               5,232
------------------------------------------------------------------------                           ---------
     Total assets                                               $68,986                             $68,616
------------------------------------------------------------------------                           ---------

LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                     $18,389       472          3.43     $16,711        358         2.86
    Savings                                                       2,088        27          1.73       2,450         30         1.61
    Retail certificates of deposit                               14,591       603          5.52      14,291        530         4.96
    Other time                                                      633        31          6.45       1,816         75         5.53
    Deposits in foreign offices                                   1,437        67          6.12         837         31         4.96
----------------------------------------------------------------------------------                 --------------------
     Total interest-bearing deposits                             37,138     1,200          4.31      36,105      1,024         3.79
  Borrowed funds
    Federal funds purchased                                       2,115        99          6.13       1,574         59         4.90
    Repurchase agreements                                           737        32          5.68         635         23         4.71
    Bank notes and senior debt                                    6,675       325          6.41       8,943        348         5.14
    Federal Home Loan Bank borrowings                             1,648        78          6.18       1,681         68         5.29
    Subordinated debt                                             2,405       134          7.44       1,983        112         7.52
    Other borrowed funds                                            842        43          6.71         692         30         5.78
----------------------------------------------------------------------------------                 --------------------
     Total borrowed funds                                        14,422       711          6.49      15,508        640         5.45
----------------------------------------------------------------------------------                 --------------------
    Total interest-bearing liabilities/interest expense          51,560     1,911          4.92      51,613      1,664         4.29
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits                   8,098                               8,292
  Accrued expenses and other liabilities                          2,440                               2,004
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                         848                                 848
  Shareholders' equity                                            6,040                               5,859
------------------------------------------------------------------------                           ---------
     Total liabilities, capital securities and shareholders'
       equity                                                   $68,986                             $68,616
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                       2.92                                3.17
   Impact of noninterest-bearing sources                                                    .71                                 .69
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                            $1,644          3.63%                $1,798         3.86%
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

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

------------------------------------------------------------------------------------------------------------------------------------
              Third Quarter 2000                           Second Quarter 2000                         Third Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
  Average                          Average        Average                       Average       Average                       Average
 Balances         Interest    Yields/Rates       Balances      Interest    Yields/Rates      Balances        Interest  Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------


   $2,151              $47            8.77%        $2,577           $52            8.11%       $1,667             $31          7.53%


    1,662               25            5.97          1,648            25            6.11         2,067              29          5.70
    3,934               65            6.65          3,742            62            6.58         3,705              59          6.33
      583                9            6.08            619            11            7.02           614              11          6.89
---------------------------                      -----------------------                     -------------------------
    6,179               99            6.41          6,009            98            6.50         6,386              99          6.18

    9,174              201            8.72          9,209           198            8.63        10,164             207          8.09

   12,405              222            7.16         12,571           223            7.09        12,158             213          7.01
   21,800              472            8.47         22,042           464            8.33        22,630             444          7.68
    2,688               61            8.85          2,682            59            8.74         3,389              67          7.67
    3,238               58            7.24          3,049            55            7.19         2,543              44          7.02
      646               14            8.64            676            14            8.50           561              11          7.55
---------------------------                      -----------------------                     -------------------------
   49,951            1,028            8.13         50,229         1,013            8.03        51,445             986          7.57
    1,445               30            8.05          1,276            22            7.01         1,033              14          5.14
---------------------------                      -----------------------                     -------------------------

   59,726            1,204            7.98         60,091         1,185            7.86        60,531           1,130          7.38

      515                                             448                                         466
     (680)                                           (689)                                       (677)
    2,848                                           2,837                                       1,946
    6,689                                           6,418                                       4,788
----------                                       ---------                                   ---------
  $69,098                                         $69,105                                     $67,054
----------                                       ---------                                   ---------




  $18,914              175            3.68        $18,549           159            3.46       $17,273             127          2.93
    2,020                9            1.81          2,107             9            1.75         2,345              10          1.59
   14,776              217            5.85         14,403           195            5.45        14,114             174          4.89
      619               10            6.55            641            10            6.44         1,022              15          5.99
    1,342               23            6.50          1,483            24            6.25         1,066              14          5.16
---------------------------                      -----------------------                     -------------------------
   37,671              434            4.58         37,183           397            4.30        35,820             340          3.77

    1,904               32            6.51          2,162            34            6.28         1,828              24          5.07
      846               14            5.84            769            11            5.56           603               7          4.65
    6,290              108            6.75          6,762           110            6.40         7,823             103          5.28
    1,105               20            7.16          1,514            24            6.35         1,826              26          5.62
    2,419               45            7.44          2,420            45            7.45         2,031              41          7.48
      954               17            7.18            795            14            6.89           792              11          5.18
---------------------------                      -----------------------                     -------------------------
   13,518              236            6.85         14,422           238            6.54        14,903             212          5.59
---------------------------                      -----------------------                     -------------------------
   51,189              670            5.18         51,605           635            4.92        50,723             552          4.30

    8,239                                           8,357                                       7,976
    2,637                                           2,290                                       1,775

      848                                             848                                         848
    6,185                                           6,005                                       5,732
----------                                       ---------                                   ---------

  $69,098                                         $69,105                                     $67,054
------------------------------------------------------------------------------------------------------------------------------------
                                      2.80                                         2.94                                        3.08
                                       .74                                          .69                                         .70
------------------------------------------------------------------------------------------------------------------------------------
                      $534            3.54%                        $550            3.63%                         $578          3.78%
------------------------------------------------------------------------------------------------------------------------------------

Loan fees for the nine months ended September 30, 2000 and September 30, 1999 were $89 million and $90 million, respectively. For each of the three months ended September 30, 2000, June 30, 2000, and September 30, 1999 loan fees were $29 million, $31 million, and $30 million, respectively.

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

QUARTERLY REPORT ON FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania 15222-2707
          Telephone:  (412) 762-2000

As of October 27, 2000, The PNC Financial Services Group, Inc. had 289,314,470 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                               Page(s)
----------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Consolidated Statement of Income for the
             three months and nine months ended
             September 30, 2000 and 1999                     27
           Consolidated Balance Sheet as of
             September 30, 2000 and
             December 31, 1999                               28
           Consolidated Statement of Cash Flows for
             the nine months ended September 30,
             2000 and 1999                                   29
           Notes to Consolidated Financial
             Statements                                 30 - 36
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      37 - 38
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                               1, 3 - 26
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk          18 - 23, 31
----------------------------------------------------------------


PART II    OTHER FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation of Ratio of Earnings to Fixed  Charges and
            Preferred Stock Dividends
 27       Financial Data Schedule
 99.1     Quarterly Proforma Income Statements Reflecting
          Discontinued Operations
------------------------------------------------------------------
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

The Corporation did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 7, 2000, on its behalf by the undersigned thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
By:  /s/ Robert L. Haunschild
-----------------------------
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                                     ------

CORPORATE INFORMATION

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania 15222-2707
(412) 762-2000

STOCK LISTING

The PNC Financial Services Group, Inc. common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION

The PNC Financial Services Group, Inc.'s financial reports and information about its products and services are available on the Internet at www.pnc.com.

FINANCIAL INFORMATION

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC"). Copies of this document and other filings, including Exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling
(412) 762-1553 or via e-mail at financial.reporting@pnc.com.

INQUIRIES

For financial services call 1-888-PNC-2265. Individual shareholders should contact Shareholder Relations at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Vice President, Investor Relations, at (412) 762-8257 or via e-mail at investor.relations@pnc.com.

News media representatives and others seeking general information should contact
R. Jeep Bryant, Director of Corporate Communications, at (412) 762-8221 or via e-mail at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

                                                               Cash
                                                          Dividends
                        High          Low        Close     Declared
=====================================================================
2000 QUARTER
---------------------------------------------------------------------
First                $48.500      $36.000      $45.063         $.45
Second                57.500       41.000       46.875          .45
Third                 66.375       47.625       65.000          .45
---------------------------------------------------------------------
     Total                                                    $1.35
=====================================================================
1999 QUARTER
---------------------------------------------------------------------
First                $59.750      $47.000      $55.563         $.41
Second                60.125       54.375       57.625          .41
Third                 58.063       49.688       52.688          .41
Fourth                62.000       43.000       44.500          .45
---------------------------------------------------------------------
     Total                                                    $1.68
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

                                     ------
                                       40