Form 10-K405
period 2000-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2001-03-12
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NUMBER 1-9718

                     THE PNC FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    PENNSYLVANIA                                          25-1435979
-------------------------------------------------------    --------------------------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer Identification
              organization)                                              No.)

                                  ONE PNC PLAZA
                                249 FIFTH AVENUE
                       PITTSBURGH, PENNSYLVANIA 15222-2707
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code - (412) 762-1553
                                                            --------------

          Securities registered pursuant to Section 12(b) of the Act:
         -------------------------------------------------------------

                                                                                      Name of Each Exchange
                           Title of Each Class                                         on Which Registered
                           -------------------                                         -------------------
COMMON STOCK, PAR VALUE $5.00                                                        New York Stock Exchange
$1.60 CUMULATIVE CONVERTIBLE PREFERRED STOCK-SERIES C, PAR VALUE $1.00               New York Stock Exchange
$1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK-SERIES D, PAR VALUE $1.00               New York Stock Exchange
SERIES G JUNIOR PARTICIPATING PREFERRED SHARE PURCHASE RIGHTS                        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
    $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES A, PAR VALUE $1.00 $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES B, PAR VALUE $1.00
               8.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting common equity held by non-affiliates of the registrant amounted to approximately $20.0 billion at February 28, 2001. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant's common stock outstanding at February 28, 2001:
289,606,244

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of The PNC Financial Services Group, Inc. 2000 Annual Report ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 24, 2001 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) and (9) of Regulation S-K.

TABLE OF CONTENTS

PART I                                                        Page
                                                             --------
Item 1        Business                                           3
Item 2        Properties                                         6
Item 3        Legal Proceedings                                  6
Item 4        Submission of Matters to a Vote of Security
                Holders                                          6
              Executive Officers of the Registrant               7

PART II
Item 5        Market for Registrant's Common Equity and
                Related Stockholder Matters                      7
Item 6        Selected Financial Data                            7
Item 7        Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                       7
Item 7A       Quantitative and Qualitative Disclosures
                About Market Risk                                7
Item 8        Financial Statements and Supplementary Data        8
Item 9        Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure                                       8

PART III
Item 10       Directors and Executive Officers of the
              Registrant                                         8
Item 11       Executive Compensation                             8
Item 12       Security Ownership of Certain Beneficial
                Owners and Management                            8
Item 13       Certain Relationships and Related
              Transactions                                       8

PART IV
Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                              8

SIGNATURES                                                       9

EXHIBIT INDEX                                                  E-1


PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. ("PNC" or "Corporation") has made and may continue to make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to future financial or business performance, conditions, strategies, expectations and goals. This report also includes forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outlook," "outcome," "continue," "remain," "maintain," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions.


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

In addition to these factors and those mentioned elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: decisions the Corporation makes with respect to the redeployment of available capital; changes in asset quality and credit risk; economic conditions; changes in financial and capital markets; the inability to sustain revenue and earnings growth; changes in interest rates; inflation; changes in values of assets under management and assets serviced; relative investment performance of assets under management; customer acceptance of PNC products and services; customer borrowing, repayment, investment, and deposit practices; customer disintermediation; valuation of debt and equity investments; the inability to successfully manage risks inherent in the Corporation's business; the introduction, withdrawal, success and timing of business initiatives and strategies; the extent and cost of any share repurchases; decisions the Corporation makes with respect to further reduction of balance sheet leverage and potential investments in PNC businesses; competitive conditions; the inability to realize cost savings or revenue enhancements, implement integration plans and other consequences associated with mergers, acquisitions, restructurings and divestitures; and the impact, extent and timing of technological changes, capital management activities, and actions of the Federal Reserve Board and legislative and regulatory actions and reforms. Further, an increase in the number of customer or counterparty delinquencies, bankruptcies, or defaults could result in, among other things, a higher loan loss provision and reduced profitability.

Some of the above factors are described in more detail in the "Risk Factors" section of the "Financial Review" included on pages 48 and 49 of the Annual Report to Shareholders, which is incorporated herein by reference, and factors relating to credit risk, interest rate risk, liquidity risk, trading activities and financial derivatives are discussed in the "Risk Management" section of the "Financial Review" included on pages 49 through 55 of the Annual Report to Shareholders, which is incorporated herein by reference. Other factors are described elsewhere in this report.

ITEM 1 - BUSINESS


BUSINESS OVERVIEW The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act") and a financial holding company under the Gramm-Leach-Bliley Act. PNC was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC has diversified its geographical presence, business mix and product capabilities through strategic bank and nonbank acquisitions and the formation of various nonbanking subsidiaries.

The Corporation is one of the largest diversified financial services companies in the United States, operating community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services businesses. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain products and services internationally. At December 31, 2000, the Corporation's consolidated total assets, deposits and shareholders' equity were $69.8 billion, $47.7 billion and $6.7 billion, respectively. For information about discontinued operations, see "Note 2 - Discontinued Operations" of the "Notes to Consolidated Financial Statements" included on page 68 of the Annual Report to Shareholders and incorporated herein by reference. Financial and other information by segment is included in "Note 22 - Segment Reporting" of the "Notes to Consolidated Financial Statements" included on pages 80 and 81 of the Annual Report to Shareholders and incorporated herein by reference.

REVIEW OF BUSINESSES Information relating to the Corporation's businesses, which reflect its operating structure during 2000, is set forth under the captions "Overview" and "Review of Businesses" in the "Financial Review" included on pages 34 through 43 of the Annual Report to Shareholders, which is incorporated herein by reference.

SUBSIDIARIES The corporate legal structure currently consists of three subsidiary banks and over 75 active nonbank subsidiaries. PNC Bank, National Association ("PNC Bank, N.A."), headquartered in Pittsburgh, Pennsylvania, is the Corporation's principal bank subsidiary. At December 31, 2000, PNC Bank, N.A. had total consolidated assets representing approximately 90% of the Corporation's consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                         Page of
                                                          Annual
                                                       Report to
                                                    Shareholders
----------------------------------------------------------------
Average Consolidated Balance Sheet and Net Interest
   Analysis                                                88-89
Analysis of Year-to-Year Changes in Net Interest
   Income                                                     87
Book Values of Securities                                     69
Maturities and Weighted-Average Yield of Securities           70
Loan Types                                                    70
Loan Maturities and Interest Sensitivity                      91
Nonaccrual, Past Due and Restructured Loans         49-50 and 71
Potential Problem Loans                                       50
Summary of Loan Loss Experience                               90
Allocation of Allowance for Credit Losses                     90
Average Amount and Average Rate Paid on Deposits           88-89
Time Deposits of $100,000 or More                             91
Selected Consolidated Financial Data                          33
Short-Term Borrowings                                         91

RISK FACTORS & MANAGEMENT The Corporation is subject to a number of risk factors including, among others, business and economic conditions, monetary and other policies, competition, disintermediation, and risk relating to asset management performance, fund servicing and acquisitions. These factors, and others, could impact the Corporation's business, financial condition and results of operations. In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk and risk associated with trading activities and financial derivatives. PNC has risk management processes designed to provide for risk identification, measurement and monitoring.

EFFECT OF GOVERNMENTAL, MONETARY AND OTHER POLICIES The activities and results of operations of bank holding companies and their subsidiaries are affected by monetary, tax and other policies of the United States government and its agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. It is not possible to predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Corporation's activities and results of operations.

IMPACT OF INFLATION The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are an important determinant of the Corporation's earnings. A discussion of interest rate risk is set forth under the caption "Interest Rate Risk" in the "Risk Management" section of the "Financial Review" included on pages 51 and 52 of the Annual Report to Shareholders, and is incorporated herein by reference.

SUPERVISION AND REGULATION The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 17 - Regulatory Matters" of the "Notes to Consolidated Financial Statements" included on pages 74 and 75 of the Annual Report to Shareholders ("Note 17 - Regulatory Matters"), which is incorporated herein by reference. These regulations cover, among other things, permissible activities and investments and dividend limitations on the Corporation and its subsidiaries, and consumer-related protections for loan, deposit, brokerage, fiduciary and mutual fund and other customers.

As a bank holding company and, as discussed below, a "financial holding company," the Corporation is subject to supervision and regular inspection by the Federal Reserve Board. The Federal Reserve Board's prior approval is required whenever the Corporation proposes to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or to merge or consolidate with any other bank holding company. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 2000, two of the Corporation's bank subsidiaries, PNC Bank, N.A., and PNC Bank, Delaware, were rated "outstanding" with respect to CRA; its other bank subsidiary was rated "satisfactory."

The Gramm-Leach-Bliley Act ("GLB Act"), which was enacted on November 12, 1999, and portions of which became effective on March 11, 2000, permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with financial companies engaging in a broader range of activities than had previously been permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are declared by the Federal Reserve Board, in cooperation with the Treasury Department, to be "financial in nature or incidental thereto" or are declared by the Federal Reserve Board unilaterally to be "complementary" to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized," is "well managed," and has at least a "satisfactory" CRA rating. PNC became a financial holding company as of March 13, 2000.

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

The Corporation's subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, including such federal agencies as the Office of the Comptroller of the Currency ("OCC") with respect to PNC Bank, N.A. and PNC Advisors, N.A., and the Federal Deposit Insurance Corporation ("FDIC") with respect to PNC Bank, Delaware. One aspect of this regulation is that the Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to the Corporation. These dividends constitute the Corporation's principal source of income. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $634 million at December 31, 2000. The Corporation's subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and nonbank affiliates as discussed in "Note 17 - Regulatory Matters."

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

Subsidiary banks are also limited by law and regulation in the scope of permitted activities and investments. Subsidiary banks and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. The GLB Act, however, permits a national bank, such as PNC Bank, N.A., to engage in expanded activities through the formation of a "financial subsidiary." PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. and each of its depository institution affiliates must be "well capitalized" and "well managed," and may not have a less than "satisfactory" CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank's total assets. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A., must also have issued debt with a certain rating. In addition to calculating its risk-based capital on a GAAP basis, a national bank with one or more financial subsidiaries must also be well capitalized after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank's consolidated assets. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information both in accordance with GAAP and as described above. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

A financial holding company or national bank engaging in activities permitted under the GLB Act can be subject to various corrective actions by the Federal Reserve Board or OCC, respectively, if the "well capitalized" or "well managed" requirements noted above are not met. These corrective actions could include requiring divestiture of the activities conducted in reliance on the GLB Act. In addition, if the CRA rating requirements discussed above are not met, the financial holding company or national bank would not be permitted to engage in new activities, or to make new investments, in reliance on the GLB Act.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2000, all of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized." Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Financial Review" on page 47 of the Annual Report to Shareholders, which is incorporated herein by reference.

All of the Corporation's subsidiary banks are insured by the FDIC and subject to premium assessments. The FDIC assessment is based upon the institution's relative risk as measured by regulatory capital ratios and certain other factors. Under current regulations, the Corporation's subsidiary banks are not assessed a premium on deposits insured by either the Bank Insurance Fund or the Savings Association Insurance Fund. However, insured depository institutions continue to pay premiums based upon deposit levels to service debt issued by a governmental entity.

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

The Corporation's subsidiaries are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal and state agencies. The Corporation's registered broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and either by the OCC or the Federal Reserve Board. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., among others. Two subsidiaries are registered as commodity pool operators with the Commodity Futures Trading Commission and the National Futures Association, and are subject to regulation by them. Several subsidiaries that are registered investment advisers are subject to regulation by the SEC and other agencies. Several subsidiaries also provide investment advisory and other services to registered investment companies and thus are subject to certain obligations under the Investment Company Act of 1940, as amended.

The rules governing the regulation of financial services institutions and their holding companies are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

COMPETITION The Corporation and its subsidiaries are subject to intense competition from various financial institutions and from "nonbank" entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. This is particularly true as the Corporation expands nationally beyond its primary geographic region, where expansion requires significant investments to penetrate new markets and respond to competition, and as the Corporation and other entities expand their activities pursuant to the GLB Act, as discussed above.

In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other nonbank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. The Corporation's subsidiary banks compete for deposits with not only other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies and issuers of commercial paper and other securities, including mutual funds. Various nonbank subsidiaries engaged in investment banking, private equity and venture capital activities compete with commercial banks, investment banking firms, merchant banks, insurance companies, venture capital firms and other investment vehicles. In providing asset management services, the Corporation's subsidiaries compete with many large banks and other financial institutions, brokerage firms, mutual fund complexes, investment management firms, and insurance companies.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's businesses consistently must make technological investments to remain competitive.

EMPLOYEES Average full-time equivalent employees totaled approximately 24,900 in 2000, and were approximately 25,300 in December 2000.


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

The Corporation and its subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate.

Additional information pertaining to the Corporation's properties is set forth in "Note 10 - Premises, Equipment and Leasehold Improvements" of the "Notes to Consolidated Financial Statements" included on page 72 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS


The information set forth in "Note 25 - Litigation" of the "Notes to Consolidated Financial Statements" included on page 83 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning each executive officer of the Corporation as of March 9, 2001 is set forth below. Each executive officer held the position indicated or another executive position with the same entity or one of its affiliates for the past five years.

                                                                Year
Name                    Age   Position with Corporation  Employed(1)
--------------------------------------------------------------------

James E. Rohr            52   President, Chief              1972
                                Executive Officer and
                                Director

Walter E. Gregg, Jr.     59   Vice Chairman and Director    1974

Joseph C. Guyaux         50   Executive Vice President      1972
                                and Group Executive,
                                Regional Community
                                Banking

Robert L. Haunschild     51   Senior Vice President and     1990
                                Chief Financial Officer

Ralph S. Michael III     46   Executive Vice President      1979
                                and Group Executive,
                                PNC Advisors and PNC
                                Capital Markets

Thomas E. Paisley III    53   Senior Vice President and     1972
                                Chairman, Corporate
                                Credit Policy Committee

Samuel R. Patterson      42   Controller                    1986

Helen P. Pudlin          51   Senior Vice President and     1989
                                General Counsel

Thomas K. Whitford       45   Executive Vice President      1983
                                and Group Executive,
                                Strategic Planning
--------------------------------------------------------------------

(1) Where applicable, refers to year first employed by predecessor company.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC." At the close of business on February 28, 2001, there were 56,976 common shareholders of record.


Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and nonbank subsidiaries to upstream dividends to the parent company). The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without its approval. Further discussion concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company is set forth under the caption "Supervision and Regulation" in
Part I, Item 1 of this Form 10-K, under the caption "Liquidity Risk" in the "Risk Management" section of the "Financial Review" on page 52 and in "Note 17 - Regulatory Matters" of the Annual Report to Shareholders, which sections are incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on the inside back cover of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA


The information set forth under the caption "Selected Consolidated Financial Data" in the "Financial Review" on page 33 and the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the "Statistical Information" on pages 88 and 89 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion of the Corporation's financial condition and results of operations set forth under the section "Financial Review" on pages 33 through 58 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information set forth under the caption "Risk Management" in the "Financial Review" and in "Note 2 - Discontinued Operations" on pages 49 through 55 and 68, respectively, of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 59, 60 through 63, 64 through 85, and 86, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There were no reportable events.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding directors and nominees required by this item is set forth under the caption "Election of Directors - Information Concerning Nominees" in the Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2001 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2001 and is incorporated herein by reference.

Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION


The information required by this item is set forth under the captions "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers," excluding the "Personnel and Compensation Committee Report," in the Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2001 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this item is set forth under the caption "Security Ownership of Directors, Nominees and Executive Officers" in the Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2001 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item is set forth under the caption "Transactions Involving Directors, Nominees and Executive Officers" in the Proxy Statement to be filed for the annual meeting of shareholders to be held on April 24, 2001 and is incorporated herein by reference.

PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K


FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.

                                                         Page of
                                                          Annual
                                                       Report to
Financial Statements                                Shareholders
----------------------------------------------------------------

Report of Ernst & Young LLP, Independent Auditors          59
Consolidated Statement of Income for the three
    years ended December 31, 2000                          60
Consolidated Balance Sheet as of December 31, 2000
    and 1999                                               61
Consolidated Statement of Shareholders' Equity
    for the three years ended December 31, 2000            62
Consolidated Statement of Cash Flows for the
    three years ended December 31, 2000                    63
Notes to Consolidated Financial Statements              64-85
Selected Quarterly Financial Data                          86
----------------------------------------------------------------

No financial statement schedules are being filed.

REPORTS ON FORM 8-K No reports on Form 8-K were filed during the quarter ended December 31, 2000.

EXHIBITS The exhibits listed on the Exhibit Index on pages E-1 and E-2 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)

By:      /s/ Robert L. Haunschild
----------------------------------------------------
        Robert L. Haunschild, Senior Vice President
          and Chief Financial Officer
        March 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 12, 2001.


Signature                                                               Capacities
----------------------------------------------------                    ----------------------------------------------------

/s/ James E. Rohr                                                       President, Chief Executive Officer and Director
----------------------------------------------------                       (Principal Executive Officer)
James E. Rohr


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


/s/ Samuel R. Patterson                                                 Controller
----------------------------------------------------                       (Principal Accounting Officer)
Samuel R. Patterson


* Paul W. Chellgren; Robert N. Clay; George A.                          Directors
Davidson, Jr.; David F. Girard-diCarlo; Walter E.
Gregg, Jr.; William R. Johnson; Bruce C. Lindsay;
W. Craig McClelland; Thomas H. O'Brien; Jane G.
Pepper; Jackson H. Randolph; Roderic H. Ross;
Lorene K. Steffes; Thomas J. Usher; Milton A.
Washington; and Helge H. Wehmeier




*By:  /s/ Thomas R. Moore
      ------------------------------------------
      Thomas R. Moore, Attorney-in-Fact,
        pursuant to Powers of Attorney filed
        herewith

                                  EXHIBIT INDEX

Exhibit
No.                                      Description                                            Method of Filing +
------------ -------------------------------------------------------------------- ------------------------------------------------

  3.1        Articles of Incorporation of the Corporation, as amended and         Incorporated herein by reference to Exhibit 3.1
                 restated as of May 15, 2000.                                       of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  3.2        By-Laws of the Corporation, as amended.                              Incorporated herein by reference to Exhibit 3.2
                                                                                    of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.1 There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

  4.2        Terms of $1.80 Cumulative Convertible Preferred Stock, Series A.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.3        Terms of $1.80 Cumulative Convertible Preferred Stock, Series B.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.4        Terms of $1.60 Cumulative Convertible Preferred Stock, Series C.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.5        Terms of $1.80 Cumulative Convertible Preferred Stock, Series D.     Incorporated herein by reference to Exhibit 3.1
                                                                                    of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.6        Terms of Fixed/Adjustable Rate Noncumulative Preferred Stock,        Incorporated herein by reference to Exhibit 3.1
                 Series F.                                                          of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.7        Terms of Series G Junior Participating Preferred Stock.              Incorporated herein by reference to Exhibit 3.1
                                                                                    of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended March 31, 2000.

  4.8        Rights Agreement between the Corporation and Chase Manhattan         Incorporated herein by reference to Exhibit 1
                 Bank dated May 15, 2000                                            to the Corporation's Report on Form 8-A filed
                                                                                    May 23, 2000.

 10.1        The Corporation's Supplemental Executive Retirement Plan, as         Incorporated herein by reference to Exhibit 10.1
                 amended as of January 1, 1999.                                     of the Corporation's Annual Report on Form
                                                                                    10-K for the year ended December 31, 1999
                                                                                    ("1999 Form 10-K"). *

 10.2        The Corporation's ERISA Excess Pension Plan, as amended as of        Incorporated herein by reference to Exhibit 10.2
                 January 1, 1999.                                                   of the Corporation's 1999 Form 10-K. *

 10.3        The Corporation's Key Executive Equity Program, as amended as of     Incorporated herein by reference to Exhibit 10.3
                 January 1, 1999.                                                   of the Corporation's 1999 Form 10-K. *

 10.4        The Corporation's Supplemental Incentive Savings Plan, as amended    Incorporated herein by reference to Exhibit 10.4
                 as of January 1, 1999.                                             of the Corporation's 1999 Form 10-K. *

 10.5        The Corporation's 1997 Long-Term Incentive Award Plan, as amended.   Incorporated herein by reference to Exhibit 10.5
                                                                                    of the Corporation's Quarterly Report on Form
                                                                                    10-Q for the quarter ended March 31, 2000. *

 10.6        The Corporation's 1996 Executive Incentive Award Plan.               Incorporated herein by reference to Exhibit 10.2
                                                                                    of the Corporation's Quarterly Report on Form
                                                                                    10-Q for the quarter ended September 30, 1996. *

 10.7        PNC Bank Corp. and Affiliates Deferred Compensation Plan,  as        Incorporated herein by reference to Exhibit 10.11
                 amended as of January 1, 1999.                                     of the Corporation's 1999 Form 10-K. *

 10.8        Form of Change in Control Severance Agreement.                       Incorporated herein by reference to Exhibit 10.17
                                                                                    of the Corporation's Annual Report on
                                                                                    Form 10-K for the year ended December 31, 1996
                                                                                    ("1996 Form 10-K"). *

 10.9        Forms of Amendment to Change in Control Severance Agreements.        Filed herewith. *

 10.10       1992 Director Share Incentive Plan.                                  Incorporated herein by reference to Exhibit
                                                                                    10.13 of the Corporation's 1999 Form 10-K. *

 10.11       The Corporation's Directors Deferred Compensation Plan.              Incorporated by reference to Exhibit 10.1 of
                                                                                    the Corporation's Quarterly Report on Form 10-Q
                                                                                    for the Quarter ended September 30, 1996. *

 10.12       The Corporation's Outside Directors Deferred Stock Unit Plan         Incorporated herein by reference to Exhibit 10.15
                                                                                    of the Corporation's 1999 Form 10-K. *

 10.13       Amended and Restated Trust Agreement between the Corporation, as     Incorporated herein by reference to Exhibit 10.18
                 Settlor, and Hershey Trust Company, as successor Trustee to        of the Corporation's 1996 Form 10-K. *
                 NationsBank, N.A., Trustee.

 10.14       Consulting arrangement between the Corporation and Thomas H.         Incorporated herein by reference to Exhibit 10.17
                 O'Brien                                                            of the Corporation's Quarterly Report on
                                                                                    Form 10-Q for the quarter ended June 30, 2000.

 12.1        Computation of Ratio of Earnings to Fixed Charges.                   Filed herewith.

 12.2        Computation of Ratio of Earnings to Fixed Charges and Preferred      Filed herewith.
                 Dividends.

 13          Excerpts from the Corporation's Annual Report to Shareholders for    Filed herewith.
                 the year ended December 31, 2000. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.

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