Form 10-Q
period 2001-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2001-05-10
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                 For the quarterly period ended March 31, 2001



Page 1 represents a portion of the third quarter 2001 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 40.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.



                                                                                          March 31       March 31
For the three months ended - dollars in millions, except per share data                       2001           2000
---------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                                            $559           $560
    Noninterest income                                                                         701            728
                                                                                            -------------------------
    Total revenue                                                                            1,260          1,288

Income from continuing operations                                                              265            302
Discontinued operations                                                                         40              6
                                                                                            -------------------------
Income before cumulative effect of accounting change                                           305            308
Cumulative effect of accounting change                                                          (5)
                                                                                            -------------------------
     Net income                                                                               $300           $308
                                                                                            =========================

CASH EARNINGS (a)
   Continuing operations                                                                      $294           $331
   Discontinued operations                                                                      40              6
                                                                                            -------------------------
   Before cumulative effect of accounting change                                               334            337
   Cumulative effect of accounting change                                                       (5)
                                                                                            -------------------------
     Net income from cash earnings                                                            $329           $337
                                                                                            =========================

Per common share
   DILUTED EARNINGS
     Continuing operations                                                                    $.89          $1.01
     Discontinued operations                                                                   .14            .02
                                                                                            -------------------------
     Before cumulative effect of accounting change                                            1.03           1.03
     Cumulative effect of accounting change                                                   (.02)
                                                                                            -------------------------
     Net income                                                                              $1.01          $1.03
                                                                                            =========================
   DILUTED CASH EARNINGS (a)
     Continuing operations                                                                   $1.00          $1.11
     Discontinued operations                                                                   .14            .02
                                                                                            -------------------------
     Before cumulative effect of accounting change                                            1.14           1.13
     Cumulative effect of accounting change                                                   (.02)
                                                                                            -------------------------
     Net income from cash earnings                                                           $1.12          $1.13
                                                                                            =========================

   Cash dividends declared                                                                    $.48           $.45
---------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                                                      16.59%         21.29%
    Average assets                                                                            1.49           1.77
Net interest margin                                                                           3.62           3.68
Noninterest income to total revenue                                                          55.63          56.52
Efficiency (b)                                                                               57.91          57.85
FROM NET INCOME
Return on
    Average common shareholders' equity                                                      18.82%         21.71%
    Average assets                                                                            1.62           1.66
Net interest margin                                                                           3.53           3.46
Noninterest income to total revenue                                                          57.13          58.27
Efficiency (c)                                                                               56.18          57.36
=====================================================================================================================

(a) Excludes amortization of goodwill.
(b) Excludes amortization and distributions on capital securities.
(c) Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities.

                                                                           March 31     December 31      March 31
Dollars in millions, except per share data                                     2001            2000          2000
--------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets                                                                      $70,966         $69,844       $68,474
Earning assets                                                               60,548          59,373        59,986
Loans, net of unearned income                                                45,626          50,601        50,259
Securities available for sale                                                11,976           5,902         5,906
Loans held for sale                                                           1,765           1,655         2,799
Investment in discontinued operations                                                           356           274
Deposits                                                                     47,189          47,664        45,767
Borrowed funds                                                               12,279          11,718        13,362
Shareholders' equity                                                          6,781           6,656         6,039
Common shareholders' equity                                                   6,470           6,344         5,726
Book value per common share                                                   22.39           21.88         19.68
Loans to deposits                                                                97%            106%          110%

CAPITAL RATIOS
Leverage                                                                        7.8%            8.0%          6.7%
Common shareholders' equity to total assets                                    9.12            9.08          8.36

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                    .81%            .71%          .65%
Allowance for credit losses to total loans                                     1.48            1.33          1.34
Allowance for credit losses to nonperforming loans                           200.89          208.98        224.67
Net charge-offs to average loans                                                .65             .32           .25

====================================================================================================================

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and Statistical Information included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 2000 Annual Report. For information regarding business risks, see the Risk Management and Risk Factors sections in this Financial Review. Also, see the Forward-Looking Statements section in this Financial Review for other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

OVERVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain asset management and processing products and services internationally.

Financial services organizations today are challenged to demonstrate that they can generate high-quality earnings growth in an increasingly competitive and weakening economic environment. As a result, PNC has been aggressively pursuing strategies to create a more diverse and valuable business mix by increasing the contribution from more highly-valued businesses such as asset management, processing and treasury management decreasing the contribution from lending-based traditional banking businesses. Earnings from asset management and processing businesses increased to nearly 30% of total business earnings for the first three months of 2001 and noninterest income was approximately 60% of total revenue. At the same time, PNC sold its residential mortgage banking business and has been downsizing certain institutional lending portfolios resulting in a reduction of the loan to deposit ratio to below 100%.

On January 31, 2001, PNC closed the sale of its residential mortgage banking business. The gain on sale and earnings from operations for the first three months of 2001 totaled $40 million or $.14 per diluted share. These earnings were mostly offset by a $32 million or $.11 per diluted share charge related to the charge-off of loans in the communications and energy, metals and mining portfolios that PNC has designated for exit or downsizing and severance costs. Certain closing date adjustments are currently in dispute between PNC and the buyer. The disputed matters will be resolved in accordance with procedures provided for in the purchase agreement. The ultimate financial impact of the sale will not be determined until final settlement is completed.

Return on average common shareholders' equity was 18.82% and return on average assets was 1.62% for the first three months of 2001 compared with 21.71% and 1.66%, respectively, for the first three months of 2000. Returns during the first three months of 2001 reflect PNC's stronger capital position that resulted from balance sheet downsizing initiatives.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first three months of 2001 was $300 million or $1.01 per diluted share. Excluding the effect of adopting the new accounting standard for financial derivatives, net income was $305 million or $1.03 per diluted share compared with $308 million or $1.03 per diluted share for the first three months of 2000. These results include the negative impact of a $27 million or $.09 per diluted share net loss from venture capital activities. Excluding this loss and the effect of the accounting change, results for the first three months of 2001 were $332 million or $1.12 per diluted share.

The residential mortgage banking business, which was sold in January 2001, is reflected in discontinued operations throughout the Corporation's consolidated financial statements. Accordingly, the earnings and net assets of the residential mortgage banking business are shown separately on one line in the income statement and balance sheet, respectively, for all periods presented. The remainder of the discussion and information in this Financial Review reflects continuing operations, unless otherwise noted.

Income from continuing operations for the first three months of 2001 was $265 million or $.89 per diluted share. Excluding the $27 million net loss from venture capital activities and a $32 million charge related to loans designated for exit or downsizing and severance costs, income from continuing operations was $324 million or $1.09 per diluted share for the first three months of 2001. Income from continuing operations was $302 million or $1.01 per diluted share during the same period a year ago.

Taxable-equivalent net interest income of $559 million for the first three months of 2001 remained relatively unchanged compared with the first three months of 2000. The net interest margin was 3.62% for the first three months of 2001 compared with 3.68% for the first three months of 2000. The narrowing of the net interest margin was primarily due to a higher proportion of securities available for sale in the mix of earning assets.

The provision for credit losses was $80 million for the first three months of 2001 and net charge-offs were $80 million or .65% of average loans. The provision for credit losses was $31 million and net charge-offs were $31 million or .25% of average loans for the same period in 2000. The increases were primarily due to $41 million of provision for credit losses related to charge-offs of loans in the communications and energy, metals and mining portfolios that PNC has designated for exit or downsizing. Excluding this amount, net charge-offs were $39 million or .32% of average loans for the first three months of 2001.

Noninterest income was $701 million for the first three months of 2001 and included $39 million of equity management losses from venture capital activities. Excluding equity management gains and losses from both years, noninterest income increased 15% compared with the first three months of 2000 primarily due to growth in asset management and processing revenue.

Noninterest expense was $775 million for the first three months of 2001 compared with $792 million for the first three months of 2000 and the efficiency ratio remained flat at 58% during both periods.

Total assets were $71.0 billion at March 31, 2001 compared with $69.8 billion at December 31, 2000. Average interest-earning assets were $61.5 billion for the first three months of 2001 compared with $60.5 billion for the first three months of 2000. The increase was primarily due to a higher level of securities available for sale that resulted from balance sheet and interest rate risk management activities.

Shareholders' equity totaled $6.8 billion at March 31, 2001. The regulatory capital ratios were 7.8% for leverage, 8.7% for tier I risk-based and 12.6% for total risk-based capital. During the first three months of 2001, PNC repurchased
2.3 million shares of common stock.

The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .81% at March 31, 2001 compared with .71% at December 31, 2000 and .65% at March 31, 2000. The increase primarily resulted from a decrease in loans. Nonperforming assets were $386 million at March 31, 2001 compared with $372 million and $344 million at December 31, 2000 and March 31, 2000, respectively.

The allowance for credit losses was $675 million and represented 1.48% of total loans and 201% of nonperforming loans at March 31, 2001. The comparable ratios were 1.33% and 209%, respectively, at December 31, 2000 and 1.34% and 225%, respectively, at March 31, 2000.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


REVIEW OF BUSINESSES

PNC operates seven major businesses engaged in community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.

Business results are presented based on PNC's management accounting practices and the Corporation's management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities available for sale or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, loan portfolios and businesses that have been divested or designated for exit during 2000 or earlier, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in the "Other" category. The operating results and financial impact of the disposition of the residential mortgage banking business, previously PNC Mortgage, are included in discontinued operations.



RESULTS OF BUSINESSES

                                                                       Revenue                 Return on
                                                 Earnings     (taxable-equivalent basis)    Assigned Capital       Average Assets
Three months ended March 31                  ---------------------------------------------------------------------------------------
Dollars in millions                           2001      2000        2001        2000        2001       2000       2001         2000
------------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Community Banking                           $162      $129        $542        $477          24%        20%   $40,617      $37,866
  Corporate Banking                             24        64         192         214           8         22     16,939       15,950
------------------------------------------------------------------------------------                           --------------------
     Total PNC Bank                            186       193         734         691          19         21     57,556       53,816
------------------------------------------------------------------------------------                           --------------------
Secured Finance
  PNC Real Estate Finance                       20        13          53          46          21         14      5,378        5,382
  PNC Business Credit                           16        13          38          28          41         38      2,377        2,084
------------------------------------------------------------------------------------                           --------------------
     Total Secured Finance                      36        26          91          74          26         20      7,755        7,466
------------------------------------------------------------------------------------                           --------------------
       Total Banking                           222       219         825         765          20         21     65,311       61,282
Asset Management and Processing
  PNC Advisors                                  44        41         199         204          32         30      3,505        3,598
  BlackRock                                     25        19         134         108          26         26        500          388
  PFPC                                          17         6         184         161          33         12      1,735        1,603
------------------------------------------------------------------------------------                           --------------------
     Total Asset Management and
       Processing                               86        66         517         473          30         25      5,740        5,589
------------------------------------------------------------------------------------                           --------------------
  Total business results                       308       285       1,342       1,238          22         22     71,051       66,871
Other                                          (43)       17         (82)         50                               734        1,473
------------------------------------------------------------------------------------                           --------------------
Results from continuing operations             265       302       1,260       1,288          17         21     71,785       68,344
Discontinued operations                         40         6                                                       207          412
Cumulative effect of accounting change          (5)
------------------------------------------------------------------------------------                           --------------------
   Total Consolidated                         $300      $308      $1,260      $1,288          19         22    $71,992      $68,756
===================================================================================================================================

COMMUNITY BANKING

Three months ended March 31
Dollars in millions                             2001        2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $354        $344
Other noninterest income                         161         137
Net securities gains (losses)                     27          (4)
-----------------------------------------------------------------
   Total revenue                                 542         477
Provision for credit losses                       10          12
Noninterest expense                              279         264
-----------------------------------------------------------------
   Pretax earnings                               253         201
Income taxes                                      91          72
-----------------------------------------------------------------
   Earnings                                     $162        $129
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $5,932      $5,252
    Indirect                                     943       1,435
    Education                                    135          97
    Other consumer                               917         786
-----------------------------------------------------------------
     Total consumer                            7,927       7,570
   Commercial                                  3,611       3,725
   Residential mortgage                       11,701      11,603
   Leasing                                     1,703       1,179
   Other                                         140         141
-----------------------------------------------------------------
      Total loans                             25,082      24,218
Securities available for sale                  7,551       5,676
Loans held for sale                            1,324       1,429
Assigned assets and other assets               6,660       6,543
-----------------------------------------------------------------
   Total assets                              $40,617     $37,866
-----------------------------------------------------------------
Deposits
   Noninterest-bearing demand                 $4,476      $4,594
   Interest-bearing demand                     5,506       5,274
   Money market                               11,769       9,482
   Savings                                     1,860       2,077
   Certificates                               13,256      13,611
-----------------------------------------------------------------
     Total deposits                           36,867      35,038
Other liabilities                              1,010         274
Assigned capital                               2,740       2,554
-----------------------------------------------------------------
   Total funds                               $40,617     $37,866
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        24%         20%
Noninterest income to total revenue               35          28
Efficiency                                        50          53
=================================================================

Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Community Banking's strategic focus is on driving sustainable revenue growth, aggressively managing the revenue/expense relationship and improving the risk/return dynamic of this business. Community Banking utilizes knowledge-based marketing capabilities to analyze customer demographic information, transaction patterns and delivery preferences to develop customized banking packages focused on improving customer satisfaction and profitability.

Community Banking has also invested heavily in building a sales culture and infrastructure while improving efficiency. Capital investments have been strategically directed towards the expansion of multi-channel distribution, consistent with customer preferences, as well as the delivery of relevant customer information to all distribution channels.

Community Banking contributed 53% of total business earnings for the first three months of 2001 compared with 45% for the first three months of 2000. Earnings increased $33 million or 26% to $162 million for the first three months of 2001 primarily due to net securities gains and strong business growth. Excluding net securities gains from the first three months of 2001 and net securities losses from the first three months of 2000, earnings increased 11% primarily driven by higher noninterest income, deposit growth and improved efficiency.

Total revenue was $542 million for the first three months of 2001 compared with $477 million for the first three months of 2000. The increase was primarily due to net securities gains and higher consumer transaction activity in 2001. Excluding net securities gains and losses from both periods, revenue increased 7% in the period-to-period comparison.

The provision for credit losses for the first three months of 2001 decreased $2 million compared with the same period in 2000 primarily due to lower net charge-offs in indirect lending.

Total loans increased in the comparison as higher home equity loans and leases that resulted from strategic acquisitions were partially offset by the continued downsizing of the indirect automobile lending portfolio. Total deposits grew 5% in the comparison driven by a $2.3 billion increase in money market deposits. The increase in money market deposits resulted from targeted consumer marketing initiatives to add new accounts and retain existing customers as funds shifted from savings and certificates of deposit.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CORPORATE BANKING

Three months ended March 31
Dollars in millions                               2001      2000
-----------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                            $104       $99
Noncredit revenue                                   88       115
-----------------------------------------------------------------
   Total revenue                                   192       214
Provision for credit losses                         57        15
Noninterest expense                                101       101
-----------------------------------------------------------------
   Pretax earnings                                  34        98
Income taxes                                        10        34
-----------------------------------------------------------------
   Earnings                                        $24       $64
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Middle market                                $5,969    $6,067
   Large corporate                               3,199     3,032
   Energy, metals and mining                     1,383     1,360
   Communications                                1,262     1,449
   Leasing                                       2,185     1,719
   Other                                           326       382
-----------------------------------------------------------------
     Total loans                                14,324    14,009
Other assets                                     2,615     1,941
-----------------------------------------------------------------
   Total assets                                $16,939   $15,950
-----------------------------------------------------------------
Deposits                                        $4,901    $4,526
Assigned funds and other liabilities            10,768    10,228
Assigned capital                                 1,270     1,196
-----------------------------------------------------------------
   Total funds                                 $16,939   $15,950
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                           8%       22%
Noncredit revenue to total revenue                  46        54
Efficiency                                          52        47
=================================================================

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

The strategic focus for Corporate Banking is to emphasize higher-margin noncredit products and services, especially treasury management and capital markets, and to extend credit to customers as a complement to sales of noncredit products and services. Approximately 40% of the loan portfolio represents syndicated loans. These credits are generally large commitments that are shared by a number of financial institutions to reduce exposure to any one client.

During the first quarter of 2001, the Corporation announced the decision to exit the communications lending sector and to reduce portions of the energy, metals and mining and large corporate lending sectors. The designated loans are reported in Corporate Banking business results in both periods presented. Management continues to evaluate opportunities to reduce lending exposure and improve the risk/return characteristics of this business.

Corporate Banking contributed 8% of total business earnings for the first three months of 2001 compared with 22% for the first three months of 2000. Earnings declined to $24 million for the first three months of 2001 compared with $64 million for the first three months of 2000 primarily due to $41 million of provision for credit losses in 2001 related to charge-offs in the communications and energy, metals and mining portfolios that PNC has designated for exit or downsizing.

Total revenue of $192 million for the first three months of 2001 decreased $22 million compared with the same period in 2000. Average loans and credit-related revenue increased in the period-to-period comparison primarily driven by loans to large corporate customers that utilize higher-margin noncredit products and services and the expansion of equipment leasing. Middle market loans declined in the period-to-period comparison primarily due to strategies to improve the risk profile of this portfolio. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue decreased $27 million compared with the first three months of 2000 primarily due to lower capital markets fees and valuation losses associated with equity investments. The decreases were primarily due to weak equity market conditions.

The provision for credit losses was $57 million for the first three months of 2001 compared with $15 million for the first three months of 2000. The higher provision was primarily due to $41 million of charge-offs in the communications and energy, metals and mining portfolios that PNC has designated for exit or downsizing. A sustained or further weakening of the economy, or other factors that adversely affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related profitability is included in the results of those businesses. Consolidated revenue from treasury management increased to $88 million for the first three months of 2001 compared with $85 million in the first three months of 2000. The increase was driven by a 7% increase in product revenue that was partially offset by lower income earned on customers' deposit balances resulting from the lower interest rate environment in 2001. Consolidated revenue from capital markets was $23 million for the first three months of 2001, an $11 million decrease compared with the first three months of 2000. The decrease was primarily due to weak equity market conditions as well as the impact of exiting certain lending sectors.

PNC REAL ESTATE FINANCE

Three months ended March 31
Dollars in millions                              2001     2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $29      $27
Noninterest income
   Commercial mortgage banking                     17       12
   Other                                            7        7
-----------------------------------------------------------------
     Total noninterest income                      24       19
-----------------------------------------------------------------
   Total revenue                                   53       46
Provision for credit losses
Noninterest expense                                36       35
-----------------------------------------------------------------
   Pretax earnings                                 17       11
Income tax benefit                                 (3)      (2)
-----------------------------------------------------------------
   Earnings                                       $20      $13
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $1,852   $2,019
   Commercial real estate                       2,325    2,438
-----------------------------------------------------------------
     Total loans                                4,177    4,457
Commercial mortgages held for sale                236       99
Other assets                                      965      826
-----------------------------------------------------------------
   Total assets                                $5,378   $5,382
-----------------------------------------------------------------
Deposits                                         $338     $226
Assigned funds and other liabilities            4,646    4,770
Assigned capital                                  394      386
-----------------------------------------------------------------
   Total funds                                 $5,378   $5,382
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         21%      14%
Noninterest income to total revenue                45       41
Efficiency                                         54       61
=================================================================

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform includes Midland Loan Services, Inc. ("Midland"), one of the largest national servicers of commercial mortgage loans, and Columbia Housing Partners, LP, a national syndicator of affordable housing equity, among other businesses.

On October 27, 2000, Midland acquired Univest Financial Group LLC, a privately held provider of technology and data management services to the commercial real estate finance industry. The combined company created one of the nation's leading providers of Web-enabled loan servicing and asset administration solutions for commercial real estate portfolio lenders, financial institutions and commercial mortgage-backed securities.

Over the past three years, PNC Real Estate Finance has been strategically shifting to a more balanced and valuable revenue stream by focusing on real estate processing businesses, including commercial loan servicing. During the first three months of 2001, 45% of total revenue was generated by fee-based activities compared with 41% for the first three months of 2000. Also, management continues to evaluate opportunities to reduce lending exposure and improve the risk/return characteristics of this business.

PNC Real Estate Finance contributed 6% of total business earnings for the first three months of 2001 compared with 5% for the first three months of 2000. Earnings increased $7 million or 54% in the period-to-period comparison primarily due to growth in commercial mortgage servicing fees and the affordable housing business. The efficiency ratio improved to 54% for the first three months of 2001 compared with 61% during the same period in 2000. Average loans decreased 6% reflecting management's ongoing strategy to reduce balance sheet leverage.

Total revenue was $53 million for the first three months of 2001 compared with $46 million for the first three months of 2000. The increase of $7 million or 15% was primarily due to higher commercial mortgage servicing fees reflecting a larger servicing portfolio. The commercial mortgage servicing portfolio grew 26% in the comparison to $58 billion at March 31, 2001 primarily due to purchased servicing associated with loan securitizations.


COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      2001     2000
-----------------------------------------------------------------
January 1                                         $51      $45
Acquisitions/additions                              9        3
Repayments/transfers                               (2)      (2)
-----------------------------------------------------------------
   March 31                                       $58      $46
=================================================================

There was no provision for credit losses in either period presented.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


PNC BUSINESS CREDIT

Three months ended March 31
Dollars in millions                               2001     2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $24      $24
Noninterest income                                 14        4
-----------------------------------------------------------------
   Total revenue                                   38       28
Provision for credit losses                         5
Noninterest expense                                 8        7
-----------------------------------------------------------------
   Pretax earnings                                 25       21
Income taxes                                        9        8
-----------------------------------------------------------------
   Earnings                                       $16      $13
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans                                          $2,255   $1,999
Other assets                                      122       85
-----------------------------------------------------------------
   Total assets                                $2,377   $2,084
-----------------------------------------------------------------
Deposits                                          $77      $44
Assigned funds and other liabilities            2,142    1,902
Assigned capital                                  158      138
-----------------------------------------------------------------
   Total funds                                 $2,377   $2,084
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         41%      38%
Noninterest income to total revenue                37       14
Efficiency                                         18       21
=================================================================

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers nationally. PNC Business Credit's lending services include loans secured by accounts receivable, inventory, machinery and equipment, and other collateral, and its customers include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Business Credit's strategic focus is to build scale through expansion of existing offices as well as the addition of new marketing locations. The loan portfolio grew 13% to $2.4 billion at March 31, 2001 primarily as a result of this expansion. PNC Business Credit currently operates 15 offices in 13 states with a centralized back office to provide consistency to the control environment as well as cost efficiencies.

PNC Business Credit contributed 5% of total business earnings for the first three months of both 2001 and 2000. Earnings increased $3 million or 23% in the period-to-period comparison to $16 million for the first three months of 2001 as higher revenue was partially offset by a $5 million provision for credit losses.

Revenue was $38 million for the first three months of 2001, a $10 million or 36% increase compared with the first three months of 2000 primarily due to higher noninterest income. The increase in noninterest income primarily resulted from gains on equity interests received as compensation in conjunction with lending relationships.

Noninterest expense was $8 million and the efficiency ratio improved to 18% for the first three months of 2001 compared with $7 million and 21%, respectively, for the first three months of 2000. The efficiency ratio improved in the comparison primarily due to higher noninterest income and economies of scale. The return on assigned capital improved to 41% for the first three months of 2001 due to higher revenue and improved efficiency.

The provision for credit losses for the first three months of 2001 was $5 million and increased primarily due to one credit. PNC Business Credit loans are secured loans to borrowers with a weaker financial condition. These loans are more susceptible to changes in economic conditions and losses may result from insufficient proceeds from sale of collateral supporting the loans. As a result, the provision for credit losses may be affected by the impact on borrowers of a weak economy and loan portfolio growth, among other factors. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

PNC ADVISORS

Three months ended March 31
Dollars in millions                             2001     2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                              $32      $35
Noninterest income
   Investment management and trust               111      100
   Brokerage                                      36       50
   Other                                          20       19
-----------------------------------------------------------------
     Total noninterest income                    167      169
-----------------------------------------------------------------
   Total revenue                                 199      204
Provision for credit losses                                 3
Noninterest expense                              128      135
-----------------------------------------------------------------
   Pretax earnings                                71       66
Income taxes                                      27       25
-----------------------------------------------------------------
   Earnings                                      $44      $41
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer                                   $1,106     $954
   Residential mortgage                          930      978
   Commercial                                    564      658
   Other                                         422      552
-----------------------------------------------------------------
     Total loans                               3,022    3,142
Other assets                                     483      456
-----------------------------------------------------------------
   Total assets                               $3,505   $3,598
-----------------------------------------------------------------
Deposits                                      $1,981   $2,084
Assigned funds and other liabilities             968      967
Assigned capital                                 556      547
-----------------------------------------------------------------
   Total funds                                $3,505   $3,598
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        32%      30%
Noninterest income to total revenue               84       83
Efficiency                                        63       65
=================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets. PNC Advisors is focused on expanding Hilliard Lyons and Hawthorn, increasing market share in PNC's geographic region and leveraging its comprehensive distribution platform.

PNC Advisors contributed 14% of total business earnings for the first three months of both 2001 and 2000. Earnings of $44 million for the first three months of 2001 increased $3 million or 7% compared with the first three months of 2000.

Revenue decreased $5 million in the period-to-period comparison as asset management fees increased 11%, but were more than offset by lower brokerage revenue. The decrease in brokerage revenue was primarily due to a decline in retail investor trading activity as equity markets declined. Management expects that brokerage revenue will continue to be lower than the prior year until market conditions improve.

Noninterest expense decreased 5% in the period-to-period comparison primarily due to lower production-based compensation and effective expense management initiatives that resulted in improved operating efficiency.

ASSETS UNDER MANAGEMENT (a)
March 31 - in billions                            2001   2000
-----------------------------------------------------------------
Personal investment management and trust           $47    $51
Institutional trust                                 14     15
-----------------------------------------------------------------
   Total                                           $61    $66
=================================================================
(a)  Assets under management do not include brokerage assets administered.

Personal investment management and trust assets under management decreased by approximately $5 billion primarily due to a decline in the value of the equity component of customers' portfolios that resulted from weak equity markets. See Asset Management Performance in the Risk Factors section of this Financial Review for additional information regarding asset management performance.

Brokerage assets administered by PNC Advisors were $27 billion at March 31, 2001, compared with $28 billion at March 31, 2000 and also declined due to weak equity market conditions.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


BLACKROCK

Three months ended  March 31
Dollars in millions                               2001      2000
-----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees       $125      $102
Other income                                         9         6
-----------------------------------------------------------------
   Total revenue                                   134       108
Operating expense                                   72        54
Fund administration
     and servicing costs - affiliates               17        20
Amortization                                         3         2
-----------------------------------------------------------------
   Total expense                                    92        76
      Operating income                              42        32
Nonoperating income                                  2         1
-----------------------------------------------------------------
   Pretax earnings                                  44        33
Income taxes                                        19        14
-----------------------------------------------------------------
   Earnings                                        $25       $19
-----------------------------------------------------------------
PERIOD-END BALANCE SHEET
Intangible assets                                 $190      $192
Other assets                                       310       196
-----------------------------------------------------------------
   Total assets                                   $500      $388
-----------------------------------------------------------------
Other liabilities                                  $98       $88
Stockholders' equity                               402       300
-----------------------------------------------------------------
   Total liabilities and stockholders' equity     $500      $388
-----------------------------------------------------------------
PERFORMANCE DATA
Return on equity                                    26%       26%
Operating margin (a)                                36        36
Diluted earnings per share                        $.39      $.30
=================================================================
(a) Excludes the impact of fund administration and servicing costs - affiliates.

BlackRock is one of the largest publicly traded investment management firms in the United States with $202 billion of assets under management at March 31, 2001. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions name.

BlackRock continues to focus on its objective of delivering superior investment performance to its clients while pursuing strategies to build on its core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock contributed 8% of total business earnings for the first three months of 2001 compared with 7% for the first three months of 2000. Earnings increased 33% in the period-to-period comparison primarily due to a 17% increase in assets under management. New client mandates and additional funding from existing clients was $26 billion or 87% of the increase in assets under management. Total revenue for the first three months of 2001 increased $26 million or 24% compared with the first three months of 2000 primarily due to new business and strong fixed-income performance. The increase in operating expense in the period-to-period comparison supported revenue growth and business expansion.

ASSETS UNDER MANAGEMENT
March 31 - in billions                          2001     2000
-----------------------------------------------------------------
Separate accounts
   Fixed income                                 $107      $78
   Liquidity                                       6        8
   Liquidity - securities lending                  8       11
   Equity                                          8        6
   Alternative investment products                 4        2
-----------------------------------------------------------------
     Total separate accounts                     133      105
-----------------------------------------------------------------
Mutual funds
   Fixed income                                   14       14
   Liquidity                                      44       37
   Equity                                         11       16
-----------------------------------------------------------------
     Total mutual funds                           69       67
-----------------------------------------------------------------
   Total assets under management                $202     $172
-----------------------------------------------------------------
Proprietary mutual funds
   BlackRock Funds                               $24      $29
   BlackRock Provident Institutional Funds        37       26
-----------------------------------------------------------------
   Total proprietary mutual funds                $61      $55
=================================================================

BlackRock, Inc. is approximately 70% owned by PNC and is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the Securities and Exchange Commission ("SEC") and may be obtained electronically at the SEC's home page at www.sec.gov.

PFPC

Three months ended March 31
Dollars in millions                             2001       2000
-----------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                          $184       $161
Operating expense                                131        128
Amortization                                       6          7
-----------------------------------------------------------------
   Operating income                               47         26
Nonoperating income                                5          8
Debt financing                                    24         24
-----------------------------------------------------------------
   Pretax earnings                                28         10
Income taxes                                      11          4
-----------------------------------------------------------------
   Earnings                                      $17         $6
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Intangible assets                             $1,086     $1,113
Other assets                                     649        490
-----------------------------------------------------------------
   Total assets                               $1,735     $1,603
-----------------------------------------------------------------
Assigned funds and other liabilities          $1,527     $1,397
Assigned capital                                 208        206
-----------------------------------------------------------------
   Total funds                                $1,735     $1,603
-----------------------------------------------------------------
PERFORMANCE RATIOS
Operating margin                                  26%        16%
Return on assigned capital                        33         12
=================================================================

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of global fund services to the investment management industry. As an extension of its domestic services, PFPC also provides customized processing services to the international marketplace through its Dublin, Ireland and Luxembourg operations.

To meet the growing needs of the European marketplace, PFPC continues its pursuit of offshore expansion. PFPC is also focusing technological resources on targeted Web-based initiatives and exploring strategic alliances.

PFPC contributed 6% of total business earnings for the first three months of 2001 and 2% for the first three months of 2000. Earnings increased $11 million, nearly tripling, in the period-to-period comparison and performance ratios improved significantly. The increase was primarily due to strong growth in transfer agency services that resulted from an increase in mutual fund shareholder accounts serviced.

Revenue of $184 million for the first three months of 2001 increased $23 million or 14% compared with the first three months of 2000, primarily driven by existing client growth and new business. See Fund Servicing in the Risk Factors section of this Financial Review for additional information regarding fund servicing.

Operating expense increased a modest 2% in the period-to-period comparison, as the prior-year quarter included one-time costs related to the integration of Investor Services Group.

SERVICING STATISTICS
March 31                                          2001     2000
-----------------------------------------------------------------
Accounting/administration
   assets ($ in billions) (a)                     $472     $448
Custody assets ($ in billions)                     435      425
Shareholder accounts (in millions)                  44       39
=================================================================
(a) Includes approximately $11 billion and $7 billion of international assets at March 31, 2001 and March 31, 2000, respectively.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED INCOME STATEMENT REVIEW
NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                         Average Balances           Interest Income/Expense       Average Yields/Rates
Three months ended March 31               ------------------------------  --------------------------  -----------------------------
Dollars in millions                           2001      2000    Change      2001     2000   Change       2001     2000   Change
------------------------------------------------------------------------  --------------------------  -----------------------------
Interest-earning assets
   Loans held for sale                      $2,005    $3,319   $(1,314)      $37      $64     $(27)      7.31%    7.64%     (33)bp
   Securities available for sale             8,061     6,128     1,933       122       95       27       6.08     6.22      (14)
   Loans, net of unearned income
     Consumer                                9,085     9,247      (162)      194      192        2       8.70     8.35       35
     Residential mortgage                   12,673    12,584        89       232      222       10       7.32     7.08       24
     Commercial                             20,882    21,791      (909)      422      447      (25)      8.09     8.12       (3)
     Commercial real estate                  2,580     2,698      (118)       55       59       (4)      8.44     8.60      (16)
     Lease financing                         3,897     2,958       939        71       54       17       7.32     7.33       (1)
     Other                                     520       688      (168)       11       14       (3)      7.98     8.09      (11)
------------------------------------------------------------------------  --------------------------
       Total loans, net of unearned
         income                             49,637    49,966      (329)      985      988       (3)      7.96     7.88        8
   Other                                     1,831     1,113       718        33       19       14       7.20     6.92       28
------------------------------------------------------------------------  --------------------------
     Total interest-earning assets/
       interest income                      61,534    60,526     1,008     1,177    1,166       11       7.67     7.68       (1)
Noninterest-earning assets                  10,251     7,818     2,433
Investment in discontinued operations          207       412      (205)
------------------------------------------------------------------------
   Total assets                            $71,992   $68,756    $3,236
========================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market               $20,468   $17,700    $2,768       162      138       24       3.20     3.14        6
     Savings                                 1,919     2,138      (219)        6        9       (3)      1.31     1.64      (33)
     Retail certificates of deposit         13,724    14,591      (867)      199      191        8       5.90     5.25       65
     Other time                                565       637       (72)       10       10                6.67     6.36       31
     Deposits in foreign offices             1,402     1,489       (87)       20       21       (1)      5.75     5.63       12
------------------------------------------------------------------------  --------------------------
       Total interest-bearing deposits      38,078    36,555     1,523       397      369       28       4.22     4.05       17
   Borrowed funds                           14,375    15,333      (958)      221      237      (16)      6.15     6.14        1
------------------------------------------------------------------------  --------------------------
Total interest-bearing liabilities/
   interest expense                         52,453    51,888       565       618      606       12       4.75     4.67        8
                                                                          --------------------------  -----------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                   19,539    16,868     2,671
------------------------------------------------------------------------
   Total liabilities, capital
     securities and shareholders'
     equity                                $71,992   $68,756    $3,236
========================================================================
Interest rate spread                                                                                     2.92     3.01       (9)
Impact of noninterest-bearing sources                                                                     .70      .67        3
                                                                                                      -----------------------------
   Net interest income/margin                                               $559     $560      $(1)      3.62%    3.68%      (6)bp
====================================================================================================================================


NET INTEREST INCOME
Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income of $559 million for the first three months of 2001 remained relatively unchanged compared with the first three months of 2000 as the impact of a higher level of interest-earning assets was offset by a narrower net interest margin. The net interest margin was 3.62% for the first three months of 2001 compared with 3.68% for the first three months of 2000. The narrowing of the net interest margin was primarily due to a higher proportion of securities available for sale in the mix of earning assets.

Loans represented 81% of average earning assets for the first three months of 2001 compared with 83% for the first three months of 2000. The decrease was primarily due to the ongoing downsizing of certain credit-related businesses and the securitization of residential mortgage loans during the first three months of 2001. Average loans held for sale decreased $1.3 billion in the period-to-period comparison due to a reduction in commercial loans held for sale that were designated for exit in 1999. Securities available for sale represented 13% of average earning assets for the first three months of 2001 compared with 10% for the first three months of 2000. The increase was primarily due to the purchase of U.S. agencies and asset-backed securities and the securitization of residential mortgage loans as part of balance sheet and interest rate risk management activities.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 64% of total sources of funds for the first three months of both 2001 and 2000, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average demand and money market deposits increased $2.8 billion or 16% compared with the first three months of 2000, primarily reflecting the impact of strategic marketing initiatives to grow more valuable transaction accounts, while all other interest-bearing deposit categories decreased in the period-to-period comparison. Average borrowed funds for the first three months of 2001 decreased $1.0 billion compared with the first three months of 2000 as lower bank notes and Federal Home Loan Bank borrowings were partially offset by increases in federal funds purchased and repurchase agreements. The overall decrease in average borrowed funds was primarily due to deposit growth.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $80 million for the first three months of 2001 compared with $31 million for the first three months of 2000. Net charge-offs were $80 million or .65% of average loans for the first three months of 2001 compared with $31 million or .25%, respectively, for the first three months of 2000. The increases were primarily due to $41 million of provision for credit losses related to charge-offs in the communications and energy, metals and mining portfolios that PNC has designated for exit or downsizing. Excluding this amount, net charge-offs were $39 million or .32% of average loans for the first three months of 2001. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

NONINTEREST INCOME
Noninterest income was $701 million for the first three months of 2001 and included $39 million of equity management losses. Excluding equity management gains and losses in both years, noninterest income increased 15% compared with the first three months of 2000 primarily due to growth in asset management and processing revenue.

Asset management fees of $223 million for the first three months of 2001 increased $37 million or 20% primarily driven by new business. Assets under management were $248 billion at March 31, 2001, a 13% increase compared with March 31, 2000. Fund servicing fees were $181 million for the first three months of 2001, a $26 million or 17% increase compared with the first three months of 2000 primarily driven by existing client growth and new business.

Brokerage fees were $54 million for the first three months of 2001 compared with $71 million for the first three months of 2000. The decrease was primarily due to a decline in equity markets activity. Consumer services revenue of $55 million for the first three months of 2001 increased $8 million or 17% compared with the first three months of 2000 primarily due to an increase in retail transaction volume.

Corporate services revenue was $76 million for the first three months of 2001 compared with $82 million for the first three months of 2000. The decrease was primarily due to lower capital markets revenue and other asset write-downs.

Equity management, which includes venture capital investment gains and losses, reflected a net loss of $39 million for the first three months of 2001 compared with $87 million of income for the first three months of 2000. The decrease primarily resulted from a decline in the estimated fair value of partnership and direct investments. Equity management investments totaling $678 million had net unrealized appreciation of $74 million at March 31, 2001. These valuations are subject to market conditions and may be volatile.

Net securities gains were $29 million for the first three months of 2001 and were mostly offset by write-downs of other assets and e-commerce investments totaling $22 million that are reflected in corporate services and other income.

Other noninterest income was $72 million for the first three months of 2001 compared with $53 million for the first three months of 2000. The increase was primarily due to residential mortgage loan securitizations and student loan sales.

NONINTEREST EXPENSE
Noninterest expense was $775 million for the first three months of 2001 compared with $792 million for the first three months of 2000. The efficiency ratio was 58% for the first three months of both 2001 and 2000. Average full-time equivalent employees totaled approximately 24,800 and 23,900 for the first three months of 2001 and 2000, respectively. The increase was primarily in asset management and processing businesses.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED BALANCE SHEET REVIEW

LOANS
Loans were $45.6 billion at March 31, 2001, a $5 billion decrease from year-end 2000 primarily due to residential mortgage loan securitizations. Most loan categories declined as a result of efforts to reduce balance sheet leverage.

DETAILS OF LOANS
                                           March 31 December 31
In millions                                    2001        2000 (a)
-----------------------------------------------------------------
Consumer
   Home equity                               $6,592      $6,228
   Automobile                                 1,045       1,166
   Other                                      1,412       1,739
-----------------------------------------------------------------
     Total consumer                           9,049       9,133
-----------------------------------------------------------------
Residential mortgage                          8,806      13,264
Commercial
   Manufacturing                              5,446       5,581
   Retail/wholesale                           4,478       4,413
   Service providers                          2,835       2,944
   Real estate related                        1,762       1,783
   Communications                             1,019       1,296
   Health care                                  688         722
   Financial services                         1,692       1,726
   Other                                      2,756       2,742
-----------------------------------------------------------------
     Total commercial                        20,676      21,207
-----------------------------------------------------------------
Commercial real estate
   Mortgage                                     655         673
   Real estate project                        1,935       1,910
-----------------------------------------------------------------
     Total commercial real estate             2,590       2,583
-----------------------------------------------------------------
Lease financing                               5,080       4,845
Other                                           487         568
Unearned income                              (1,062)       (999)
-----------------------------------------------------------------
   Total, net of unearned income            $45,626     $50,601
=================================================================
(a) Certain amounts have been reclassified to conform to the current year presentation.

During 1999, total outstandings and exposure designated for exit totaled $3.7 billion and $10.5 billion, respectively. At March 31, 2001, remaining outstandings associated with this initiative were $800 million, of which $648 million were classified as loans with the remainder included in loans held for sale. Total remaining exposure related to this initiative was $2.5 billion at March 31, 2001.

In addition, outstandings and exposure totaling approximately $2.5 billion and $7.0 billion, respectively, were designated for exit or downsizing during the first quarter of 2001, primarily consisting of the communications portfolio and certain portions of the energy, metals and mining and large corporate portfolios in Corporate Banking.

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

NET UNFUNDED COMMITMENTS (a)
                                         March 31   December 31
In millions                                  2001          2000
-----------------------------------------------------------------
Consumer                                   $4,580        $4,414
Commercial                                 18,669        24,253
Commercial real estate                      1,013         1,039
Lease financing                               164           123
Other                                         182           173
-----------------------------------------------------------------
   Total                                  $24,608       $30,002
=================================================================
(a) Excludes unfunded commitments related to loans designated for exit in 1999 and 2001.

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.2 billion at both March 31, 2001 and December 31, 2000.

Net outstanding letters of credit totaled $4.0 billion at both March 31, 2001 and December 31, 2000 and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if certain specified future events occur. Unfunded commitments and letters of credit related to loans designated for exit in 2001 and 1999 totaled $6.2 billion at March 31, 2001 and $1.7 billion at December 31, 2000.

SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale at March 31, 2001 was $12.0 billion compared with $5.9 billion at December 31, 2000. Securities represented 17% of total assets at March 31, 2001 compared with 8% at December 31, 2000. The increase was primarily due to $3.8 billion of residential mortgage loan securitizations and purchases of U.S. agencies and asset-backed securities during the first three months of 2001. The expected weighted-average life of securities available for sale was 3 years and 11 months at March 31, 2001 compared with 4 years and 5 months at December 31, 2000.

At March 31, 2001, the securities available for sale balance included a net unrealized loss of $6 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2000 was a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                                          Amortized        Fair
In millions                                    Cost       Value
-----------------------------------------------------------------
MARCH 31, 2001
Debt securities
   U.S. Treasury and government agencies     $1,519      $1,522
   Mortgage-backed                            8,707       8,705
   Asset-backed                               1,358       1,361
   State and municipal                           80          83
   Other debt                                    70          71
Corporate stocks and other                      248         234
-----------------------------------------------------------------
   Total securities available for sale      $11,982     $11,976
=================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies       $313        $313
   Mortgage-backed                            4,037       4,002
   Asset-backed                                 902         893
   State and municipal                           94          96
   Other debt                                    73          73
Corporate stocks and other                      537         525
-----------------------------------------------------------------
   Total securities available for sale       $5,956      $5,902
=================================================================

FUNDING SOURCES
Total funding sources were $59.5 billion at March 31, 2001 and were essentially flat compared with December 31, 2000 as a decrease in deposits was offset by an increase in borrowed funds. Retail certificates of deposit decreased due to the lower rate environment in 2001, however, money market deposits increased due to ongoing strategic marketing efforts to retain customers and increase these balances. The change in the composition of borrowed funds reflected the impact of closing the sale of the residential mortgage banking business as well as a shift within categories to manage overall funding costs.

DETAILS OF FUNDING SOURCES

                                          March 31  December 31
In millions                                   2001         2000
-----------------------------------------------------------------
Deposits
   Demand, savings and money market        $31,294      $30,686
   Retail certificates of deposit           13,278       14,175
   Other time                                  563          567
   Deposits in foreign offices               2,054        2,236
-----------------------------------------------------------------
     Total deposits                         47,189       47,664
-----------------------------------------------------------------
Borrowed funds
   Federal funds purchased                     785        1,445
   Repurchase agreements                       830          607
   Bank notes and senior debt                5,362        6,110
   Federal Home Loan Bank borrowings         2,623          500
   Subordinated debt                         2,379        2,407
   Other borrowed funds                        300          649
-----------------------------------------------------------------
     Total borrowed funds                   12,279       11,718
-----------------------------------------------------------------
   Total                                   $59,468      $59,382
=================================================================


CAPITAL
The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At March 31, 2001, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

                                         March 31   December 31
Dollars in millions                          2001          2000
-----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $6,470         6,344
     Preferred                                311           312
   Trust preferred capital securities         848           848
   Goodwill and other                      (2,189)       (2,214)
   Net unrealized securities losses             2            77
-----------------------------------------------------------------
     Tier I risk-based capital              5,442         5,367
   Subordinated debt                        1,786         1,811
   Eligible allowance for credit losses       675           667
-----------------------------------------------------------------
   Total risk-based capital                $7,903        $7,845
=================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $62,563       $62,430
   Average tangible assets                 69,750        66,809
=================================================================
Capital ratios
   Tier I risk-based                          8.7%          8.6%
   Total risk-based                          12.6          12.6
   Leverage                                   7.8           8.0
=================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During the first three months of 2001, PNC repurchased 2.3 million shares of its common stock. On February 15, 2001, the Board of Directors authorized the Corporation to purchase up to 15 million shares of its common stock through February 28, 2002. This new program replaces the prior program that was rescinded.

On March 6, 2001, the Corporation commenced a cash tender offer for its nonconvertible Series F preferred stock at a price of $50.35 per share plus accrued and unpaid dividends. Approximately 1.9 million shares of a total of 6 million shares outstanding were tendered through this offer and were purchased by the Corporation on April 5, 2001.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


RISK FACTORS

The Corporation is subject to a number of risk factors including, among others, those described below and in the Risk Management and Forward-Looking Statements sections of this Financial Review. These factors and others could impact the Corporation's business, financial condition and results of operations.

BUSINESS AND ECONOMIC CONDITIONS
The Corporation's business and results of operations are sensitive to general business and economic conditions in the United States. These conditions include the level and movement of interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the regional economies in which the Corporation conducts business. An economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Corporation, increase usage of unfunded commitments or increase the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher provision for credit losses and a higher level of net charge-offs. Changes in interest rates could affect the value of certain on-balance-sheet and off-balance-sheet financial instruments of the Corporation. Higher interest rates would also increase the Corporation's cost to borrow funds and may increase the rate paid on deposits. Also, changes in equity markets could affect the value of equity investments and the net asset value of assets under management and administration. A decline in the equity markets could negatively affect noninterest revenues.

MONETARY AND OTHER POLICIES
The financial services industry is subject to various monetary and other policies and regulations of the United States government and its agencies, which include the Federal Reserve Board, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation as well as state regulators. The Corporation is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies influence the rates of interest that PNC charges on loans and pays on interest-bearing deposits and can also affect the value of on-balance-sheet and off-balance-sheet financial instruments. Those policies also influence, to a significant extent, the cost of funding for the Corporation.

COMPETITION
The Corporation operates in a highly competitive environment, both in terms of the products and services offered and the geographic markets in which PNC conducts business. This environment could become even more competitive in the future. The Corporation competes with local, regional and national banks, thrifts, credit unions and non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, venture capital firms, mutual fund complexes and insurance companies, as well as other entities that offer financial services, and through alternative delivery channels such as the World Wide Web. Technological advances and new legislation, among other changes, have lowered barriers to entry and have made it possible for non-bank institutions to offer products and services that traditionally have been provided by banks. Many of the Corporation's competitors benefit from fewer regulatory constraints and lower cost structures, allowing for more competitive pricing of products and services.

The Gramm-Leach-Bliley Act ("the Act"), which was enacted on November 12, 1999, permits affiliations among banks, securities firms and insurance companies. The Act significantly changes the competitive environment in which the Corporation conducts business. This environment could result in a loss of customers and related revenue.

DISINTERMEDIATION
Disintermediation is the process of eliminating the role of the intermediary in completing a transaction. For the financial services industry, this means eliminating or significantly reducing the role of banks and other depository institutions in completing transactions that have traditionally involved banks. Disintermediation could result in, among others, the loss of customer deposits and decreases in transactions that generate fee income.

ASSET MANAGEMENT PERFORMANCE
Asset management revenue is primarily based on a percentage of the value of assets under management and performance fees expressed as a percentage of the returns realized on assets under management. A decline in the prices of debt and equity instruments, among other things, could cause asset management revenue to decline.

Investment performance is an important factor for the level of assets under management. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Also, performance fees could be lower or nonexistent. Additionally, the ability to attract funds from existing and new clients might diminish.

FUND SERVICING
Fund servicing fees are primarily based on the market value of the assets and the number of shareholder accounts administered by the Corporation for its clients. A rise in interest rates or a decline in the debt and equity markets could influence an investor's decision to invest or maintain an investment in a mutual fund. As a result, fluctuations may occur in the level or value of assets that the Corporation has under administration. A significant investor migration from mutual fund investments could have a negative impact on the Corporation's revenues by reducing the assets and the number of shareholder accounts it administers. There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of existing or potential fund servicing clients.

ACQUISITIONS
The Corporation expands its business from time to time by acquiring other financial services companies. Factors pertaining to acquisitions that could adversely affect the Corporation's business and earnings include, among others:

o anticipated cost savings or potential revenue enhancements that may not be fully realized or realized within the expected time frame;

o customer loss or revenue loss following an acquisition that may be greater than expected; and

o costs or difficulties related to the integration of businesses that may be greater than expected.

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk, and risk associated with trading activities and financial derivatives. PNC has risk management processes designed to provide for risk identification, measurement and monitoring.

CREDIT RISK
Credit risk represents the possibility that a borrower, counterparty or insurer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions. The Corporation seeks to manage credit risk through, among other things, diversification, limiting exposure to any single industry or customer, requiring collateral, selling participations to third parties, and purchasing credit-related derivatives.


NONPERFORMING ASSETS BY TYPE

                                          March 31   December 31
Dollars in millions                           2001          2000
-----------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $296          $312
   Commercial real estate                       21             3
   Residential mortgage                          4             4
   Consumer                                      3             2
   Lease financing                               6             2
-----------------------------------------------------------------
     Total nonaccrual loans                    330           323
Troubled debt restructured loan                  6
-----------------------------------------------------------------
   Total nonperforming loans                   336           323
Foreclosed and other assets
   Commercial real estate                        2             3
   Residential mortgage                          7             8
   Other                                        41            38
-----------------------------------------------------------------
     Total foreclosed and other assets          50            49
-----------------------------------------------------------------
   Total nonperforming assets                 $386          $372
=================================================================
Nonperforming loans to total loans             .74%          .64%
Nonperforming assets to total loans,
   loans held for sale and foreclosed
   assets                                      .81           .71
Nonperforming assets to total assets           .54           .53
=================================================================

The above table excludes $24 million and $18 million of equity management assets carried at estimated fair value at March 31, 2001 and December 31, 2000, respectively. The amount of nonperforming loans that were current as to principal and interest was $65 million at March 31, 2001 and $67 million at December 31, 2000. Approximately one-third of nonperforming assets were from portfolios or loans that were designated for exit or downsizing at March 31, 2001.

A sustained or further weakening of the economy, or other factors that adversely affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. See the Forward-Looking Statements section of this Financial Review for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CHANGE IN NONPERFORMING ASSETS
In millions                                   2001         2000
-----------------------------------------------------------------
January 1                                     $372         $325
Transferred from accrual                       171          114
Returned to performing                         (13)          (2)
Principal reductions                           (38)         (45)
Sales                                          (17)          (5)
Charge-offs and other                          (89)         (43)
-----------------------------------------------------------------
   March 31                                   $386         $344
=================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                               Amount                 Percent of Loans
                     ------------------------------------------------------
                      March 31    December 31     March 31    December 31
Dollars in millions       2001           2000         2001           2000
---------------------------------------------------------------------------
Commercial                 $14            $46          .07%           .22%
Commercial real estate       5              6          .19            .23
Residential mortgage        39             36          .44            .27
Consumer                    21             24          .23            .26
Lease financing              1              1          .02            .03
-----------------------------------------------
  Total                    $80           $113          .18            .22
===========================================================================

Loans not included in nonaccrual or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months totaled $261 million at March 31, 2001.

ALLOWANCE FOR CREDIT LOSSES
In determining the adequacy of the allowance for credit losses, the Corporation makes specific allocations to impaired loans and to pools of watchlist and nonwatchlist loans for various credit risk factors. Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and management's judgment concerning those trends and other relevant factors. Those factors may include, among other things, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.

While PNC's pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of risk associated with, but not limited to, potential estimation or judgmental errors. Unallocated reserves are designed to provide coverage for such risks. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Senior management's Reserve Adequacy Committee provides oversight for the allowance evaluation process, including quarterly evaluations and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

The provision for credit losses for the first three months of 2001 and the evaluation of the allowance for credit losses as of March 31, 2001 reflected changes in loan portfolio composition and changes in asset quality. The unallocated portion of the allowance for credit losses represented 20% of the total allowance and .30% of total loans at March 31, 2001 compared with 20% and
 .26%, respectively, at December 31, 2000.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

In millions                                   2001         2000
-----------------------------------------------------------------
January 1                                     $675         $674
Charge-offs                                    (91)         (45)
Recoveries                                      11           14
-----------------------------------------------------------------
   Net charge-offs                             (80)         (31)
Provision for credit losses                     80           31
-----------------------------------------------------------------
   March 31                                   $675         $674
=================================================================

The allowance as a percent of nonaccrual loans and total loans was 201% and 1.48%, respectively, at March 31, 2001. The comparable year-end 2000 percentages were 209% and 1.33%, respectively.

CHARGE-OFFS AND RECOVERIES

                                                                  Percent of
Three months ended March 31                                Net       Average
Dollars in millions     Charge-offs   Recoveries   Charge-offs         Loans
-------------------------------------------------------------------------------
2001
Commercial                      $78           $6           $72          1.40%
Commercial real estate
Residential mortgage
Consumer                         10            5             5           .22
Lease financing                   3                          3           .31
-----------------------------------------------------------------
   Total                        $91          $11           $80           .65
-------------------------------------------------------------------------------
2000
Commercial                      $29           $7           $22           .41%
Commercial real estate
Residential mortgage              2                          2           .06
Consumer                         12            6             6           .26
Lease financing                   2            1             1           .14
-----------------------------------------------------------------
   Total                        $45          $14           $31           .25
===============================================================================

CREDIT-RELATED INSTRUMENTS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk and lower the required regulatory capital associated with commercial lending activities. At March 31, 2001, credit default swaps of $4.6 billion in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities.

INTEREST RATE RISK
Interest rate risk arises primarily through the Corporation's traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to minimize its reliance on a particular interest rate scenario as a source of earnings while maximizing net interest income and net interest margin. To further these objectives, the Corporation uses securities purchases and sales, short-term and long-term funding, financial derivatives and other capital markets instruments.

Interest rate risk is centrally managed by Asset and Liability Management. The Corporation actively measures and monitors components of interest rate risk including term structure or repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. The Corporation measures and manages both the short-term and long-term effects of changing interest rates. An income simulation model is designed to measure the sensitivity of net interest income to changing interest rates over the next twenty-four month period. An economic value of equity model is designed to measure the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At March 31, 2001, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .7%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicated that net interest income would increase by .1%.

The Corporation models additional interest rate scenarios covering a wider range of rate movements to identify yield curve, term structure and basis risk exposures. These scenarios are developed based on historical rate relationships or management's expectations regarding the future direction and level of interest rates. Depending on market conditions and other factors, these scenarios may be modeled more or less frequently. Such analyses are used to identify inherent risk and develop strategies.

An economic value of equity model is used by the Corporation to value all current on-balance-sheet and off-balance-sheet positions under a range of instantaneous interest rate changes. The resulting change in the value of equity is a measure of overall long-term interest rate risk inherent in the Corporation's existing on-balance-sheet and off-balance-sheet positions. The Corporation uses the economic value of equity model to complement the net interest income simulation modeling process.

The Corporation's interest rate risk management policies provide that the change in economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at March 31, 2001, if interest rates were to instantaneously increase by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 1.1% of assets. If interest rates were to instantaneously decrease by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .1% of assets.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


LIQUIDITY RISK
Liquidity represents the Corporation's ability to obtain cost-effective funding to meet the needs of customers as well as the Corporation's financial obligations. Liquidity is centrally managed by Asset and Liability Management, with oversight provided by the Corporate Asset and Liability Committee and the Finance Committee of the Board of Directors.

Access to capital markets funding sources is a key factor affecting liquidity management. Access to such markets is in part based on the Corporation's credit ratings, which are influenced by a number of factors including capital ratios, credit quality and earnings. Additional factors that impact liquidity include the maturity structure of existing assets, liabilities, and off-balance-sheet positions, the level of liquid securities and loans available for sale, and the Corporation's ability to securitize and sell various types of loans.

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities available for sale. At March 31, 2001, such assets totaled $14.6 billion, with $4.6 billion pledged as collateral for borrowings, trust and other commitments. Liquidity can also be obtained through secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A., PNC's largest bank subsidiary, is a member. These borrowings are generally secured by residential mortgages and mortgage-backed securities. At March 31, 2001, approximately $7.7 billion of residential mortgages were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At March 31, 2001, the Corporation had unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities and $400 million of trust preferred capital securities. In addition, the Corporation had an unused line of credit of $485 million.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn to the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $302 million at March 31, 2001. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders and others. The impact of replacing maturing liabilities is reflected in the income simulation model in the overall asset and liability management process.

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential loss due to a two standard deviation, one-day move in interest rates. The combined period-end value-at-risk of all trading operations using this measurement was estimated as less than $500 thousand at March 31, 2001.

FINANCIAL DERIVATIVES
The Corporation uses a variety of financial derivatives as part of the overall asset and liability risk management process to manage interest rate, market and credit risk inherent in the Corporation's business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total rate of return swaps, purchased interest rate caps and floors and interest rate futures contracts are the primary instruments used by the Corporation for interest rate risk management.

Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest rate payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR. Total rate of return swaps are agreements with a counterparty to exchange an interest rate payment for the total rate of return on a specified reference index calculated on a notional amount. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. Interest rate futures contracts are exchange-traded agreements to make or take delivery of a financial instrument at an agreed upon price and are settled in cash daily.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate and total rate of return swaps, caps and floors and futures contracts, only periodic cash payments and, with respect to caps and floors, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional value.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics among other reasons.


The following table sets forth changes, during the first three months of 2001, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133.

FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                         Weighted-
                                  December 31      Adjust-   January 1     Addi-    Maturi-    Termi-    March 31          Average
Dollars in millions                      2000     ments(1)        2001     tions       ties   nations        2001         Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                     $4,756         $180      $4,936    $2,700      $(500)     $(68)     $7,068    2 yrs. 9 mos.
     Pay fixed                              1          248         249        20                 (102)        167    4 yrs. 3 mos.
     Basis swaps                        2,230       (1,773)        457                           (250)        207    2 yrs.11 mos.
   Interest rate caps                     308         (243)         65        11                  (40)         36     2 yrs. 1 mo.
   Interest rate floors                 3,238         (238)      3,000        22               (3,000)         22    2 yrs. 2 mos.
   Futures contracts                                                         116                              116          10 mos.
------------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                      10,533       (1,826)      8,707     2,869       (500)   (3,460)      7,616
------------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk
  management
   Interest rate swaps                    311                      311       354                 (461)        204    9 yrs. 4 mos.
   Total rate of return swaps              75                       75        75        (75)                   75           5 mos.
------------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management            386                      386       429        (75)     (461)        279
Student lending activities -
  Forward contracts                       347         (347)
Credit-related activities -
  Credit default swaps                  4,391       (4,391)
------------------------------------------------------------------------------------------------------------------
   Total                              $15,657      $(6,564)     $9,093    $3,298      $(575)  $(3,921)     $7,895
===================================================================================================================================

(1) Primarily consists of derivatives that are not designated as accounting hedges under SFAS No. 133 and instruments no longer considered financial derivatives under SFAS No. 133.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


The following table sets forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133. Weighted-average interest rates presented are based on the implied forward yield curve at March 31, 2001.



FINANCIAL DERIVATIVES

                                                                                                Weighted-Average Interest Rates
                                                                 Notional                       -------------------------------
March 31, 2001 - dollars in millions                                Value       Fair Value             Paid     Received
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                           $5,687              $61             4.80%        5.41%
       Pay fixed designated to loans                                  167               (6)            6.14         5.21
       Basis swaps designated to loans                                207                              5.00         5.05
     Interest rate caps designated to loans (2)                        36                                NM           NM
     Interest rate floors designated to loans (3)                      22                                NM           NM
     Futures contracts  designated to loans                           116                                NM           NM
-----------------------------------------------------------------------------------------------
         Total asset rate conversion                                6,235               55
-----------------------------------------------------------------------------------------------
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to borrowed funds                   1,381               94             5.57         6.60
-----------------------------------------------------------------------------------------------
         Total liability rate conversion                            1,381               94
-----------------------------------------------------------------------------------------------
     Total interest rate risk management                            7,616              149
-----------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
   Pay fixed interest rate swaps designated to
     securities (1)                                                    42               (4)            6.87         5.83
   Pay fixed interest rate swaps designated to loans (1)              162                              5.75         5.78
   Pay total rate of return swaps designated to loans (1)              75               (1)            6.45         4.08
-----------------------------------------------------------------------------------------------
     Total commercial mortgage banking risk management                279               (5)
-----------------------------------------------------------------------------------------------
   Total financial derivatives                                     $7,895             $144
===============================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 75% were based on 1-month LIBOR, 23% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $26 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.61%. At March 31, 2001, 3-month LIBOR was 4.88%.
(3) Interest rate floors with notional values of $20 million require the counterparty to pay the excess, if any, weighted-average strike of 4.75% over 3-month LIBOR. At March 31, 2001, 3-month LIBOR was 4.88%.


The following table sets forth the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are based on the implied forward yield curve at December 31, 2000.


FINANCIAL DERIVATIVES

                                                                                                Weighted-Average Interest Rates
                                                                 Notional                       -------------------------------
December 31, 2000 - dollars in millions                             Value       Fair Value             Paid     Received
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (1)
       Receive fixed designated to loans                           $3,250              $27             5.96%        5.56%
       Basis swaps designated to other earning assets                 226                3             5.63         5.85
     Interest rate caps designated to loans (2)                       308                4               NM           NM
     Interest rate floors designated to loans (3)                   3,238               (1)              NM           NM
-----------------------------------------------------------------------------------------------
         Total asset rate conversion                                7,022               33
-----------------------------------------------------------------------------------------------
   Liability rate conversion
     Interest rate swaps (1)
       Receive fixed designated to:
         Interest-bearing deposits                                    125                4             5.85         6.73
         Borrowed funds                                             1,381               57             5.96         6.60
       Pay fixed designated to borrowed funds                           1                              5.88         5.78
       Basis swaps designated to borrowed funds                     2,004               10             5.76         5.79
-----------------------------------------------------------------------------------------------
         Total liability rate conversion                            3,511               71
-----------------------------------------------------------------------------------------------
     Total interest rate risk management                           10,533              104
-----------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
   Pay fixed interest rate swaps designated to
     securities (1)                                                   135               (8)            6.94         6.04
   Pay fixed interest rate swaps designated to loans (1)              176                3             5.76         5.99
   Pay total rate of return swaps designated to loans (1)              75               (5)            5.76         6.15
-----------------------------------------------------------------------------------------------
     Total commercial mortgage banking risk management                386              (10)
-----------------------------------------------------------------------------------------------
Student lending activities - Forward contracts (4)                    347                                NM           NM
Credit-related activities - Credit default swaps (4)                4,391               (2)              NM           NM
-----------------------------------------------------------------------------------------------
   Total financial derivatives                                    $15,657              $92
===============================================================================================================================

(1) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 62% were based on 1-month LIBOR, 36% on 3-month LIBOR and the remainder on other short-term indices.
(2) Interest rate caps with notional values of $61 million, $95 million and $150 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.00%, 1-month LIBOR over a weighted-average strike of 5.68% and Prime over a weighted-average strike of 8.76%, respectively. At December 31, 2000, 3-month LIBOR was 6.40%, 1-month LIBOR was 6.56% and Prime was 9.50%.
(3) Interest rate floors with notional values of $3.0 billion, require the counterparty to pay the excess, if any, of the weighted-average strike of 4.63% over 3-month LIBOR. At December 31, 2000, 3-month LIBOR was 6.40%.
(4) Due to the structure of these contracts, they are no longer considered financial derivatives under SFAS No. 133.

NM- Not meaningful

OTHER DERIVATIVES
To accommodate customer needs, PNC enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges.


OTHER DERIVATIVES

                                                                       At March 31, 2001
                                              --------------------------------------------------------------------         2001
                                                                    Positive         Negative                           Average
                                               Notional                 Fair             Fair       Net Asset              Fair
In millions                                       Value                Value            Value     (Liability)         Value (a)
---------------------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                                      $14,118                 $193            $(203)           $(10)              $(5)
     Caps/floors
       Sold                                       4,787                                   (19)            (19)              (19)
       Purchased                                  3,669                   18                               18                17
   Foreign exchange                               4,402                   96              (74)             22                16
   Other                                          2,794                   35              (35)                                3
---------------------------------------------------------------------------------------------------------------------------------
   Total customer-related                        29,770                  342             (331)             11                12
Other                                             4,171                   28               (3)             25                20
---------------------------------------------------------------------------------------------------------------------------------
   Total other derivatives                      $33,941                 $370            $(334)            $36               $32
=================================================================================================================================

(a) Represents average for three months ended March 31, 2001.


FORWARD-LOOKING STATEMENTS

This report and other documents filed by the Corporation with the SEC include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to future financial or business performance, conditions, strategies, expectations and goals. In addition, the Corporation may also include forward-looking statements in other written or oral statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outlook," "outcome," "continue," "remain," "maintain," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions.

The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. Forward-looking statements speak only as of the date they are made, and the Corporation assumes no duty to update forward-looking statements.

In addition to the factors mentioned elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: adjustments to recorded results of sale of residential mortgage banking business after final settlement is completed; decisions the Corporation makes with respect to the redeployment of available capital; changes in asset quality and credit risk; economic conditions; changes in financial and capital markets; the inability to sustain revenue and earnings growth; changes in interest rates; inflation; changes in values of assets under management and assets serviced; relative investment performance of assets under management; customer acceptance of PNC products and services; customer borrowing, repayment, investment, and deposit practices; customer disintermediation; valuation of debt and equity investments; the inability to successfully manage risks inherent in the Corporation's business; the introduction, withdrawal, success and timing of business initiatives and strategies; the extent and cost of any share repurchases; decisions the Corporation makes with respect to further reduction of balance sheet leverage and potential investments in PNC businesses; competitive conditions; the inability to realize cost savings or revenue enhancements, implement integration plans and other consequences associated with mergers, acquisitions, restructurings and divestitures; unfavorable resolution of legal proceedings; and the impact, extent and timing of technological changes, capital management activities, and actions of the Federal Reserve Board and legislative and regulatory actions and reforms. Further, an increase in the number of customer or counterparty delinquencies, bankruptcies, or defaults could result in, among other things, a higher loan loss provision and reduced profitability.

Some of the above factors are described in more detail in the Risk Factors section of this Financial Review and factors relating to credit risk, interest rate risk, liquidity risk, trading activities, and financial and other derivatives are discussed in the Risk Management section of this Financial Review. Other factors are described elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data                 2001           2000
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                          $981           $984
Securities available for sale                                                     122             94
Loans held for sale                                                                37             64
Other                                                                              32             19
--------------------------------------------------------------------------------------------------------
   Total interest income                                                        1,172          1,161
--------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                          397            369
Borrowed funds                                                                    221            237
--------------------------------------------------------------------------------------------------------
   Total interest expense                                                         618            606
--------------------------------------------------------------------------------------------------------
   Net interest income                                                            554            555
Provision for credit losses                                                        80             31
--------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                           474            524
--------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                                  223            186
Fund servicing                                                                    181            155
Service charges on deposits                                                        50             50
Brokerage                                                                          54             71
Consumer services                                                                  55             47
Corporate services                                                                 76             82
Equity management                                                                 (39)            87
Net securities gains (losses)                                                      29             (3)
Other                                                                              72             53
--------------------------------------------------------------------------------------------------------
   Total noninterest income                                                       701            728
--------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                     421            411
Net occupancy                                                                      53             53
Equipment                                                                          57             56
Amortization                                                                       26             28
Marketing                                                                           9             13
Distributions on capital securities                                                17             16
Other                                                                             192            215
--------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                      775            792
--------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                             400            460
Income taxes                                                                      135            158
--------------------------------------------------------------------------------------------------------
   Income from continuing operations                                              265            302
--------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $0 and $5)                                                             40              6
--------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change                          305            308
Cumulative effect of accounting change (less applicable
   income taxes of $2)                                                             (5)
--------------------------------------------------------------------------------------------------------
   Net income                                                                    $300           $308
--------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Continuing operations
Basic                                                                            $.90          $1.02
Diluted                                                                           .89           1.01
Net income
Basic                                                                           $1.02          $1.04
Diluted                                                                          1.01           1.03

CASH DIVIDENDS DECLARED PER COMMON SHARE                                         $.48           $.45

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                           289.2          291.9
Diluted                                                                         292.8          294.1
========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.


                                                                                 March 31           December 31
In millions, except par value                                                        2001                  2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $2,998                $3,662
Short-term investments                                                                853                 1,151
Loans held for sale                                                                 1,765                 1,655
Securities available for sale                                                      11,976                 5,902
Loans, net of unearned income of $1,062 and $999                                   45,626                50,601
   Allowance for credit losses                                                       (675)                 (675)
-----------------------------------------------------------------------------------------------------------------------
   Net loans                                                                       44,951                49,926
Goodwill and other amortizable assets                                               2,437                 2,468
Investment in discontinued operations                                                                       356
Other                                                                               5,986                 4,724
-----------------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $70,966               $69,844
=======================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                             $8,431                $8,490
   Interest-bearing                                                                38,758                39,174
-----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                47,189                47,664
Borrowed funds
   Federal funds purchased                                                            785                 1,445
   Repurchase agreements                                                              830                   607
   Bank notes and senior debt                                                       5,362                 6,110
   Federal Home Loan Bank borrowings                                                2,623                   500
   Subordinated debt                                                                2,379                 2,407
   Other borrowed funds                                                               300                   649
-----------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                          12,279                11,718
Other                                                                               3,869                 2,958
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                               63,337                62,340
-----------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                        848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                         7                     7
Common stock - $5 par value
   Authorized 450 shares
   Issued 353 shares                                                                1,764                 1,764
Capital surplus                                                                     1,323                 1,303
Retained earnings                                                                   6,857                 6,736
Deferred benefit expense                                                              (26)                  (25)
Accumulated other comprehensive income (loss) from continuing operations                7                   (43)
Accumulated other comprehensive loss from discontinued operations                                           (45)
Common stock held in treasury at cost: 64 and 63 shares                            (3,151)               (3,041)
-----------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                       6,781                 6,656
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                 $70,966               $69,844
=======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.



Three months ended March 31 - in millions                                            2001             2000
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $300             $308
Discontinued operations                                                               (40)              (6)
Cumulative effect of accounting change                                                  5
---------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                     265              302
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                         80               31
   Depreciation, amortization and accretion                                           100               77
   Deferred income taxes                                                              114              117
   Net securities (gains) losses                                                      (28)               3
   Valuation adjustments                                                                8               17
Change in
   Loans held for sale                                                               (124)             661
   Other                                                                             (266)            (341)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                        149              867
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                   (64)            (631)
Repayment of securities available for sale                                            265              185
Sales
   Securities available for sale                                                    4,958            1,427
   Loans                                                                            1,161
   Foreclosed assets                                                                    5                7
Purchases
   Securities available for sale                                                   (7,357)          (1,594)
   Loans                                                                             (110)
Net cash received in sale of business                                                 503
Other                                                                                  71              (70)
----------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                           (568)            (676)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                       (59)            (142)
   Interest-bearing deposits                                                         (416)             107
   Federal funds purchased                                                           (660)            (372)
Sales/issuances
   Repurchase agreements                                                           65,210           33,151
   Bank notes and senior debt                                                                        1,050
   Federal Home Loan Bank borrowings                                                2,623            1,500
   Subordinated debt                                                                    1               99
   Other borrowed funds                                                             9,410           10,399
   Common stock                                                                        80               31
Repayments/maturities
   Repurchase agreements                                                          (64,987)         (33,417)
   Bank notes and senior debt                                                        (750)          (1,025)
   Federal Home Loan Bank borrowings                                                 (500)          (1,700)
   Subordinated debt                                                                 (100)
   Other borrowed funds                                                            (9,762)         (10,528)
Acquisition of treasury stock                                                        (191)            (116)
Cash dividends paid                                                                  (144)            (136)
---------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                           (245)          (1,099)
---------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                  (664)            (908)
     Cash and due from banks at beginning of year                                   3,662            3,080
---------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                      $2,998           $2,172
===============================================================================================================
CASH PAID FOR
     Interest                                                                        $577             $634
     Income taxes                                                                      29               90
NON-CASH ITEMS
     Transfer of residential mortgage loans to securities available for sale        3,775
     Transfer from loans held for sale to loans                                         6
     Transfer from loans to other assets                                                3                9
===============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS
The PNC Financial Services Group, Inc. ("Corporation" or "PNC") is one of the largest diversified financial services companies in the United States, operating businesses engaged in community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain asset management and processing products and services internationally. PNC is subject to intense competition from other financial services companies and is subject to regulation by various domestic and international authorities.

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

The consolidated financial statements and notes to consolidated financial statements reflect the residential mortgage banking business, which was sold on January 31, 2001, as discontinued operations, unless otherwise noted.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in The PNC Financial Services Group, Inc.'s 2000 Annual Report.

FINANCIAL DERIVATIVES
The Corporation uses a variety of financial derivatives as part of the overall asset and liability risk management process to manage interest rate, market and credit risk inherent in the Corporation's business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total rate of return swaps, purchased interest rate caps and floors and futures contracts are the primary instruments used by the Corporation for interest rate risk management.

Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR. Total rate of return swaps are agreements with a counterparty to exchange an interest rate payment for the total rate of return on a specified reference index calculated on a notional amount. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. Interest rate futures contracts are exchange-traded agreements to make or take delivery of a financial instrument at an agreed upon price and are settled in cash daily.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. The Corporation manages these risks as part of its asset and liability management process and through credit policies and procedures. The Corporation seeks to minimize the credit risk by entering into transactions with only a select number of high-quality institutions, establishing credit limits, requiring bilateral-netting agreements, and, in certain instances, segregated collateral.

FAIR VALUE HEDGING STRATEGIES
The Corporation enters into interest rate and total rate of return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, securities available for sale, commercial loans, bank notes and subordinated debt for changes in fair value primarily due to changes in interest rates.

CASH FLOW HEDGING STRATEGY
The Corporation enters into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. The fair value of the derivative is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivative. Ineffectiveness of the strategy, as defined under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, if any, is reported in net interest income. Amounts reclassed into earnings, when the hedged transaction affects earnings, are included in net interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


CUSTOMER AND OTHER DERIVATIVES
To accommodate customer needs, PNC also enters into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Interest rate and foreign exchange risk exposures from customer positions are managed through transactions with other dealers. These positions are recorded at estimated fair value and changes in value are included in noninterest income.

Effective January 1, 2001, the Corporation implemented SFAS No. 133. The statement requires the Corporation to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), the gain or loss on derivatives as well as the loss or gain on the hedged items are recognized in current earnings. For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivatives in excess of the hedged future cash flows, if any, is recognized in current earnings. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

FINANCIAL DERIVATIVES - PRE-SFAS NO. 133
Prior to January 1, 2001, interest rate swaps, caps and floors that modified the interest rate characteristics (such as from fixed to variable, variable to fixed, or one variable index to another) of designated interest-bearing assets or liabilities were accounted for under the accrual method. The net amount payable or receivable from the derivative contract was accrued as an adjustment to interest income or interest expense of the designated instrument. Premiums on contracts were deferred and amortized over the life of the agreement as an adjustment to interest income or interest expense of the designated instruments. Unamortized premiums were included in other assets.

Changes in the fair value of financial derivatives accounted for under the accrual method were not reflected in results of operations. Realized gains and losses, except losses on terminated interest rate caps and floors, were deferred as an adjustment to the carrying amount of the designated instruments and amortized over the shorter of the remaining original life of the agreements or the designated instruments. Losses on terminated interest rate caps and floors were recognized immediately in results of operations. If the designated instruments were disposed, the fair value of the associated derivative contracts and any unamortized deferred gains or losses were included in the determination of gain or loss on the disposition of such instruments. Contracts not qualifying for accrual accounting were marked to market with gains or losses included in noninterest income.

Credit default swaps were entered into to mitigate credit risk and lower the required regulatory capital associated with commercial lending activities. If the credit default swaps qualified for hedge accounting treatment, the premium paid to enter into the credit default swaps were recorded in other assets and deferred and amortized to noninterest expense over the life of the agreement. Changes in the fair value of credit default swaps qualifying for hedge accounting treatment were not reflected in the Corporation's financial position and had no impact on results of operations.

If the credit default swap did not qualify for hedge accounting treatment or if the Corporation was the seller of credit protection, the credit default swap was marked to market with gains or losses included in noninterest income.

Due to the particular structure of the Corporation's credit default swaps discussed in the preceding paragraphs, these instruments are not considered financial derivatives under the provisions of SFAS No. 133. Commencing January 1, 2001, the premiums paid to enter credit default swaps not considered to be derivatives are recorded in other assets and amortized to noninterest expense over the life of the agreement.

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of SFAS No. 125) was issued in September 2000 and replaces SFAS No. 125. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the standard. As required, the Corporation will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, management believes that the application of the new rules will not have a material impact on the Corporation's financial condition or results of operations. SFAS No. 140 requires certain disclosures pertaining to securitization transactions effective for fiscal years ending after December 15, 2000.

DISCONTINUED OPERATIONS
On January 31, 2001, PNC closed the sale of its residential mortgage banking business to Washington Mutual, F.A. The income and net assets of the residential mortgage banking business, which are presented on one line in the income statement and balance sheet, respectively, are as follows:

INCOME FROM DISCONTINUED OPERATIONS

Three months ended March 31 - in millions       2001       2000
-----------------------------------------------------------------
Total income from operations after tax           $15         $6
Total gain on disposal after tax                  25
-----------------------------------------------------------------
   Total income from discontinued
     operations                                  $40         $6
=================================================================

Certain closing date adjustments are currently in dispute between PNC and the buyer. The disputed matters will be resolved in accordance with procedures provided for in the purchase agreement. The ultimate financial impact of the sale will not be determined until final settlement is completed.

INVESTMENT IN DISCONTINUED OPERATIONS

December 31 - in millions                                   2000
------------------------------------------------------------------
Loans held for sale                                       $3,003
Securities available for sale                              3,016
Loans, net of unearned income                                739
Goodwill and other amortizable assets                      1,925
All other assets                                           1,168
------------------------------------------------------------------
   Total assets                                            9,851
------------------------------------------------------------------
Deposits                                                   1,150
Borrowed funds                                             7,601
Other liabilities                                            744
------------------------------------------------------------------
   Total liabilities                                       9,495
------------------------------------------------------------------
      Net assets                                            $356
==================================================================

CASH FLOWS
During the first three months of 2001, divestiture activity that affected cash flows consisted of $383 million of divested net assets and cash receipts of $503 million. The Corporation did not have any acquisition or divestiture activity that affected cash flows during the first three months of 2000.

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Net trading income for the first three months of 2001 totaled $38 million compared with net trading income of $20 million for the prior-year period and was included in noninterest income as follows:

Three months ended March 31 - in millions      2001       2000
----------------------------------------------------------------
Corporate services                               $1
Other income
   Securities trading                            20        $12
   Derivatives trading                           12          3
   Foreign exchange                               5          5
----------------------------------------------------------------
Net trading income                              $38        $20
================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


SECURITIES AVAILABLE FOR SALE

                                                                                    Unrealized
                                                               Amortized      ------------------------           Fair
In millions                                                         Cost        Gains        Losses             Value
-------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Debt securities
   U.S. Treasury and government agencies                          $1,519           $5           $(2)           $1,522
   Mortgage-backed                                                 8,707           16           (18)            8,705
   Asset-backed                                                    1,358            7            (4)            1,361
   State and municipal                                                80            3                              83
   Other debt                                                         70            1                              71
-------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                        11,734           32           (24)           11,742
Corporate stocks and other                                           248           52           (66)              234
-------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                           $11,982          $84          $(90)          $11,976
=========================================================================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies                            $313           $1           $(1)             $313
   Mortgage-backed                                                 4,037           13           (48)            4,002
   Asset-backed                                                      902            1           (10)              893
   State and municipal                                                94            2                              96
   Other debt                                                         73            1            (1)               73
-------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                         5,419           18           (60)            5,377
Corporate stocks and other                                           537            2           (14)              525
-------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                            $5,956          $20          $(74)           $5,902
=========================================================================================================================


The fair value of securities available for sale at March 31, 2001 was $12.0 billion compared with $5.9 billion at December 31, 2000. Securities represented 17% of total assets at March 31, 2001 compared with 8% at December 31, 2000. The increase was primarily due to $3.8 billion of residential mortgage loan securitizations and purchases of securities during the first three months of 2001. The expected weighted-average life of securities available for sale was 3 years and 11 months at March 31, 2001 compared with 4 years and 5 months at December 31, 2000.

At March 31, 2001, the securities available for sale balance included a net unrealized loss of $6 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2000 was a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.


Net securities gains associated with the disposition of securities available for sale were $29 million for the first three months of 2001 and net losses of $3 million for the first three months of 2000. Net securities losses of $1 million for the first three months of 2001, related to commercial mortgage banking activities, were included in corporate services revenue.

NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                           March 31   December 31
In millions                                    2001          2000
--------------------------------------------------------------------
Nonaccrual loans                               $330          $323
Troubled debt restructured loan                   6
Foreclosed and other assets                      50            49
--------------------------------------------------------------------
   Total nonperforming assets                  $386          $372
====================================================================

The above table excludes $24 million and $18 million of equity management assets carried at estimated fair value at March 31, 2001 and December 31, 2000, respectively.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:

In millions                                    2001          2000
--------------------------------------------------------------------
Allowance at January 1                         $675          $674
Charge-offs
   Consumer                                     (10)          (12)
   Residential mortgage                                        (2)
   Commercial                                   (78)          (29)
   Lease financing                               (3)           (2)
--------------------------------------------------------------------
     Total charge-offs                          (91)          (45)
Recoveries
   Consumer                                       5             6
   Commercial                                     6             7
   Lease financing                                              1
--------------------------------------------------------------------
     Total recoveries                            11            14
--------------------------------------------------------------------
Net charge-offs
   Consumer                                      (5)           (6)
   Residential mortgage                                        (2)
   Commercial                                   (72)          (22)
   Lease financing                               (3)           (1)
--------------------------------------------------------------------
       Total net charge-offs                    (80)          (31)
Provision for credit losses                      80            31
--------------------------------------------------------------------
   Allowance at March 31                       $675          $674
====================================================================


FINANCIAL DERIVATIVES
Effective January 1, 2001, the Corporation implemented SFAS No. 133. As a result of the adoption of this statement, the Corporation recognized, in the first quarter of 2001, an after-tax loss from the cumulative effect of a change in accounting principle of $5 million reported in the consolidated income statement and an after-tax accumulated other comprehensive loss of $4 million. The impact of the adoption of this standard related to the residential mortgage banking business that was sold was reflected in the results of discontinued operations.

During the first quarter of 2001, the Corporation recognized a net loss of $1 million related to the ineffective portion of its fair value hedging instruments. This net loss was reported as an adjustment to net interest income.

Cash flow hedge ineffectiveness was not significant to the results of operations of the Corporation during the first three months of 2001.

At March 31, 2001, the Corporation expects to reclassify $28 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the receipts of variable interest associated with floating rate commercial loans.

At March 31, 2001 and December 31, 2000, the Corporation's exposure to credit losses with respect to financial derivatives was not material.

LEGAL PROCEEDINGS
The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management, after consultation with legal counsel, does not at the present time anticipate the ultimate aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation's financial condition. At the present time, management is not in a position to determine whether any such pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $315 million for the first quarter of 2001, compared with $294 million for the first quarter of 2000.

The Corporation's other comprehensive income consists of unrealized gains or losses on securities available for sale and cash flow hedge, foreign currency translation and minimum pension liability adjustments. The income effects allocated to each component of other comprehensive income are as follows:

Three months ended March 31, 2001       Pretax     Tax Benefit      After-tax
In millions                             Amount       (Expense)         Amount
-------------------------------------------------------------------------------
Unrealized securities gains                $53           $(19)            $34
Less: Reclassification
      adjustment for gains
      realized in net income                 6             (2)              4
-------------------------------------------------------------------------------
   Net unrealized securities gains          47            (17)             30
-------------------------------------------------------------------------------
SFAS No. 133 transition adjustment          (6)             2              (4)
Unrealized gains on cash flow
   hedge derivatives                        31            (11)             20
Less: Reclassification
      adjustment for losses
      realized in net income                (7)             2              (5)
-------------------------------------------------------------------------------
   Net unrealized gains on cash flow
     hedge derivatives                      32            (11)             21
Foreign currency translation
   adjustment                               (2)             1              (1)
-------------------------------------------------------------------------------
   Other comprehensive income
     from continuing operations            $77           $(27)            $50
===============================================================================


Year ended December 31, 2000            Pretax     Tax Benefit      After-tax
In millions                             Amount       (Expense)         Amount
-------------------------------------------------------------------------------
Unrealized securities gains               $127           $(41)            $86
Less: Reclassification
      adjustment for losses
      realized in net income                (3)             1              (2)
-------------------------------------------------------------------------------
   Net unrealized securities gains         130            (42)             88
Minimum pension liability adjustment         2             (1)              1
-------------------------------------------------------------------------------
   Other comprehensive income
     from continuing operations           $132           $(43)            $89
===============================================================================


The accumulated balances related to each component of other comprehensive income
(loss) are as follows:

                                            March 31    December 31
In millions                                     2001           2000
----------------------------------------------------------------------
Net unrealized securities losses                 $(2)          $(32)
Net unrealized gains on cash flow hedge
   derivatives                                    21
Minimum pension liability adjustment             (11)           (11)
Foreign currency translation adjustment           (1)
----------------------------------------------------------------------
   Accumulated other comprehensive
     income (loss) from continuing
     operations                                   $7           $(43)
======================================================================

SHAREHOLDERS' EQUITY
On March 6, 2001, the Corporation commenced a cash tender offer for its nonconvertible Series F preferred stock at a price of $50.35 per share plus accrued and unpaid dividends. Approximately 1.9 million shares of the 6 million shares outstanding were tendered through this offer and were purchased by the Corporation on April 5, 2001.

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31 - in millions, except share and per share data                         2001               2000
------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                                  $265               $302
Less: Preferred dividends declared                                                                    5                  5
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share                     260                297
Income from discontinued operations applicable to basic earnings per common share                    40                  6
Cumulative effect of accounting change applicable to basic earnings per common share                 (5)
------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                        $295               $303

Basic weighted-average common shares outstanding (in thousands)                                 289,205            291,891

Basic earnings per common share from continuing operations                                         $.90              $1.02
Basic earnings per common share from discontinued operations                                        .14                .02
Basic earnings per common share from cumulative effect of accounting change                        (.02)
------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                                $1.02              $1.04
==============================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                                  $265               $302
Less: Dividends declared on nonconvertible preferred stock Series F                                   4                  5
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share                   261                297
Income from discontinued operations applicable to diluted earnings per common share                  40                  6
Cumulative effect of accounting change applicable to diluted earnings per common share               (5)
------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                                      $296               $303

Basic weighted-average common shares outstanding (in thousands)                                 289,205            291,891
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                                   111                122
     Conversion of preferred stock Series C and D                                                   902              1,028
     Conversion of debentures                                                                        17                 22
     Exercise of stock options                                                                    2,266                699
     Incentive share awards                                                                         304                368
------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                               292,805            294,130

Diluted earnings per common share from continuing operations                                       $.89              $1.01
Diluted earnings per common share from discontinued operations                                      .14                .02
Diluted earnings per common share from cumulative effect of accounting change                      (.02)
------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                              $1.01              $1.03
==============================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


SEGMENT REPORTING
PNC operates seven major businesses engaged in community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.

Business results are presented based on PNC's management accounting practices and the Corporation's management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other financial services institution. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities available for sale or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. Support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, businesses and loan portfolios that have been divested or designated for exit during 2000 or earlier, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in the "Other" category.

BUSINESS SEGMENT PRODUCTS AND SERVICES
Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate.

PNC Business Credit provides asset-based lending, capital markets and treasury management products and services to middle market customers nationally. PNC Business Credit's lending services include loans secured by accounts receivable, inventory, machinery and equipment, and other collateral, and its customers include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

BlackRock is one of the largest publicly traded investment management firms in the United States with $202 billion of assets under management at March 31, 2001. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of global fund services to the investment management industry. As an extension of its domestic services, PFPC also provides customized processing services to the international marketplace through its Dublin, Ireland and Luxembourg operations.

RESULTS OF BUSINESSES

                                                              PNC
                                                             Real        PNC
Three months ended March 31     Community    Corporate     Estate   Business         PNC
In millions                       Banking      Banking    Finance     Credit    Advisors   BlackRock     PFPC     Other      Total
-----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)              $354         $140        $29        $24         $32          $2     $(15)      $(7)      $559
Noninterest income                    188           52         24         14         167         134      180       (58)       701
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                      542          192         53         38         199         136      165       (65)     1,260
Provision for credit losses            10           57                     5                                          8         80
Depreciation and amortization          21            3          5          1           4           6       10        14         64
Other noninterest expense             258           98         31          7         124          86      127       (20)       711
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                    253           34         17         25          71          44       28       (67)       405
Income taxes                           91           10         (3)         9          27          19       11       (24)       140
---------------------------------------------------------------------------------------------------------------------------------
   Earnings                          $162          $24        $20        $16         $44         $25      $17      $(43)      $265
===================================================================================================================================
Inter-segment revenue                  $1           $1                               $19          $3               $(24)
===================================================================================================================================
AVERAGE ASSETS                    $40,617      $16,939     $5,378     $2,377      $3,505        $500   $1,735      $734    $71,785
===================================================================================================================================
2000
INCOME STATEMENT
Net interest income (a)              $344         $134        $27        $24         $35          $1     $(10)       $5       $560
Noninterest income                    133           80         19          4         169         108      155        60        728
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                      477          214         46         28         204         109      145        65      1,288
Provision for credit losses            12           15                                 3                              1         31
Depreciation and amortization          21            3          5          1           4           5       13        14         66
Other noninterest expense             243           98         30          6         131          71      122        25        726
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                    201           98         11         21          66          33       10        25        465
Income taxes                           72           34         (2)         8          25          14        4         8        163
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                          $129          $64        $13        $13         $41         $19       $6       $17       $302
===================================================================================================================================
Inter-segment revenue                  $1           $1                               $22          $3               $(27)
===================================================================================================================================
AVERAGE ASSETS                    $37,866      $15,950     $5,382     $2,084      $3,598        $388   $1,603    $1,473    $68,344
===================================================================================================================================

(a) Taxable-equivalent basis

STATISTICAL INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                             ----------------------------------------------------------------------
                                                                     First Quarter 2001                 Fourth Quarter 2000
                                                             ----------------------------------------------------------------------
                                                                                      Average                             Average
Dollars in millions                                             Average               Yields/     Average                 Yields/
Taxable-equivalent basis                                       Balances    Interest     Rates    Balances     Interest      Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                            $2,005         $37      7.31%     $1,991          $41       8.32%
  Securities available for sale
    U.S. Treasury and government agencies and corporations        3,933          57      5.84       1,795           27       6.12
    Other debt                                                    4,001          63      6.32       3,635           60       6.59
    Other                                                           127           2      5.63         498           10       7.55
------------------------------------------------------------------------------------             ----------------------
      Total securities available for sale                         8,061         122      6.08       5,928           97       6.53
  Loans, net of unearned income
    Consumer                                                      9,085         194      8.70       9,081          202       8.84
    Residential mortgage                                         12,673         232      7.32      12,838          232       7.23
    Commercial                                                   20,882         422      8.09      21,109          455       8.44
    Commercial real estate                                        2,580          55      8.44       2,670           61       8.97
    Lease financing                                               3,897          71      7.32       3,639           68       7.42
    Other                                                           520          11      7.98         591           13       8.73
------------------------------------------------------------------------------------             ----------------------
      Total loans, net of unearned income                        49,637         985      7.96      49,928        1,031       8.16
  Other                                                           1,831          33      7.20       1,322           26       7.80
------------------------------------------------------------------------------------             ----------------------
  Total interest-earning assets/interest income                  61,534       1,177      7.67      59,169        1,195       7.99
Noninterest-earning assets
  Investment in discontinued operations                             207                               570
  Allowance for credit losses                                      (683)                             (678)
  Cash and due from banks                                         2,977                             2,877
  Other assets                                                    7,957                             7,015
------------------------------------------------------------------------                         ---------
     Total assets                                               $71,992                           $68,953
------------------------------------------------------------------------                         ---------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                     $20,468         162      3.20     $19,762          186       3.74
    Savings                                                       1,919           6      1.31       1,937            8       1.72
    Retail certificates of deposit                               13,724         199      5.90      14,795          223       6.00
    Other time                                                      565          10      6.67         587           10       6.61
    Deposits in foreign offices                                   1,402          20      5.75       1,579           26       6.48
------------------------------------------------------------------------------------             ----------------------
     Total interest-bearing deposits                             38,078         397      4.22      38,660          453       4.66
  Borrowed funds
    Federal funds purchased                                       2,948          44      5.89       1,236           18       5.80
    Repurchase agreements                                         1,145          14      4.83         804           12       5.93
    Bank notes and senior debt                                    5,896          91      6.19       6,109          106       6.76
    Federal Home Loan Bank borrowings                             1,576          21      5.46         500            9       6.66
    Subordinated debt                                             2,408          44      7.09       2,407           45       7.44
    Other borrowed funds                                            402           7      7.30         682           14       8.26
------------------------------------------------------------------------------------             ----------------------
     Total borrowed funds                                        14,375         221      6.15      11,738          204       6.83
------------------------------------------------------------------------------------             ----------------------
    Total interest-bearing liabilities/interest expense          52,453         618      4.75      50,398          657       5.16
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits                   8,190                             8,304
  Accrued expenses and other liabilities                          3,830                             2,978
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                         848                               848
  Shareholders' equity                                            6,671                             6,425
------------------------------------------------------------------------                         ---------
     Total liabilities, capital securities and shareholders'
       equity                                                   $71,992                           $68,953
---------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                     2.92                                2.83
   Impact of noninterest-bearing sources                                                  .70                                 .77
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                                $559      3.62%                    $538       3.60%
---------------------------------------------------------------------------------------------------------------------------------


Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Average balances of securities available for sale are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).

Loan fees for the three months ended March 31, 2001, December 31, 2000, September 30, 2000, June 30, 2000 and March 31, 2000 were $29 million, $26 million, $29 million, $31 million and $29 million, respectively.

-----------------------------------------------------------------------------------------------------------------------------------
              Third Quarter 2000                            Second Quarter 2000                           First Quarter 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                   Average                                      Average                                   Average
  Average                          Yields/        Average                       Yields/       Average                     Yields/
 Balances         Interest           Rates       Balances      Interest           Rates      Balances      Interest         Rates
-----------------------------------------------------------------------------------------------------------------------------------


   $2,151              $47            8.77%        $2,577           $52            8.11%       $3,319           $64          7.64%

    1,662               25            5.97          1,648            25            6.11         1,936            28          5.57
    3,934               65            6.65          3,742            62            6.58         3,578            57          6.45
      583                9            6.08            619            11            7.02           614            10          6.92
------------------------------                 --------------------------                    -------------------------
    6,179               99            6.41          6,009            98            6.50         6,128            95          6.22

    9,174              201            8.72          9,209           198            8.63         9,247           192          8.35
   12,405              222            7.16         12,571           223            7.09        12,584           222          7.08
   21,800              472            8.47         22,042           464            8.33        21,791           447          8.12
    2,688               61            8.85          2,682            59            8.74         2,698            59          8.60
    3,238               58            7.24          3,049            55            7.19         2,958            54          7.33
      646               14            8.64            676            14            8.50           688            14          8.09
------------------------------                 --------------------------                    -------------------------
   49,951            1,028            8.13         50,229         1,013            8.03        49,966           988          7.88
    1,445               30            8.05          1,276            22            7.01         1,113            19          6.92
------------------------------                 --------------------------                    -------------------------
   59,726            1,204            7.98         60,091         1,185            7.86        60,526         1,166          7.68

      515                                             448                                         412
     (680)                                           (689)                                       (683)
    2,848                                           2,837                                       2,306
    6,689                                           6,418                                       6,195
-------------                                   -----------                                 ------------
  $69,098                                         $69,105                                     $68,756
-------------                                   -----------                                 ------------



  $18,914              175            3.68        $18,549           159            3.46       $17,700           138          3.14
    2,020                9            1.81          2,107             9            1.75         2,138             9          1.64
   14,776              217            5.85         14,403           195            5.45        14,591           191          5.25
      619               10            6.55            641            10            6.44           637            10          6.36
    1,342               23            6.50          1,483            24            6.25         1,489            21          5.63
------------------------------                 --------------------------                    -----------------------
   37,671              434            4.58         37,183           397            4.30        36,555           369          4.05

    1,904               32            6.51          2,162            34            6.28         2,279            33          5.67
      846               14            5.84            769            11            5.56           595             8          5.46
    6,290              108            6.75          6,762           110            6.40         6,976           108          6.10
    1,105               20            7.16          1,514            24            6.35         2,331            33          5.69
    2,419               45            7.44          2,420            45            7.45         2,377            44          7.43
      954               17            7.18            795            14            6.89           775            11          5.80
------------------------------                 --------------------------                    -----------------------
   13,518              236            6.85         14,422           238            6.54        15,333           237          6.14
------------------------------                 --------------------------                    -----------------------
   51,189              670            5.18         51,605           635            4.92        51,888           606          4.67

    8,239                                           8,357                                       7,700
    2,637                                           2,290                                       2,393

      848                                             848                                         848
    6,185                                           6,005                                       5,927
----------------                                -------------                               --------------

  $69,098                                         $69,105                                     $68,756
-----------------------------------------------------------------------------------------------------------------------------------
                                      2.80                                         2.94                                      3.01
                                       .74                                          .69                                       .67
-----------------------------------------------------------------------------------------------------------------------------------
                      $534            3.54%                        $550            3.63%                       $560          3.68%
-----------------------------------------------------------------------------------------------------------------------------------

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania 15222-2707
          Telephone:  (412) 762-2000

As of April 27, 2001 The PNC Financial Services Group, Inc. had 288,884,641 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                               Page(s)
----------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months ended March 31, 2001 and
             2000                                            25
           Consolidated Balance Sheet as of March
             31, 2001 and December 31, 2000                  26
           Consolidated Statement of Cash Flows for
             the three months ended March 31, 2001
             and 2000                                        27
           Notes to Consolidated Financial
             Statements                                 28 - 36
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      37 - 38
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  3 - 24
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk              17 - 24
----------------------------------------------------------------


PART II    OTHER FINANCIAL INFORMATION

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 24, 2001 for the purpose of considering and acting upon the following:

Fifteen directors were elected and the votes cast for or against/withheld were as follows:

                                        Aggregate Votes
                                 -------------------------------
Nominee                               For       Against/Withheld
----------------------------------------------------------------
Paul W. Chellgren                  253,982,913        1,972,035
Robert N. Clay                     253,990,205        1,964,743
George A. Davidson, Jr.            254,021,522        1,933,426
David F. Girard-diCarlo            250,855,373        5,099,575
Walter E. Gregg, Jr.               254,005,421        1,949,527
William R. Johnson                 242,111,951       13,842,997
Bruce C. Lindsay                   253,990,964        1,963,984
W. Craig McClelland                253,887,437        2,067,511
Thomas H. O'Brien                  253,731,377        2,223,571
Jane G. Pepper                     253,701,679        2,253,269
James E. Rohr                      253,973,181        1,981,767
Lorene K. Steffes                  253,694,535        2,260,413
Thomas J. Usher                    253,941,317        2,013,631
Milton A. Washington               253,906,913        2,048,035
Helge H. Wehmeier                  254,022,187        1,932,761
================================================================

Three matters were approved and the votes cast for or against and the abstentions were as follows:

                                                       Aggregate Votes
                                         ---------------------------------------
Matter                                             For      Against    Abstain
--------------------------------------------------------------------------------
An amendment of the Corporation's
  Articles of Incorporation to
  increase the number of
  authorized shares of $5.00 par
  value common stock from 450,000,000
  shares to 800,000,000                    229,323,991   24,469,392  2,160,500
Reapproval of certain elements
   of and approval of
   amendments to the
   Corporation's 1997
   Long-Term Incentive Award Plan          204,683,322   48,076,241  3,194,320
Reapproval of certain elements
   of and approval of
   amendments to the
   Corporation's 1996
   Executive Incentive Award Plan          230,135,398   22,483,580  3,334,905
================================================================================
There were no broker non-votes.

With respect to the preceding matters, holders of the Corporation's common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 28, 2001 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class or series:

                                                Number of
                                  Voting           Shares
                                  Rights         Entitled            Aggregate
Title of Class or Series       Per Share          to Vote         Voting Power
--------------------------------------------------------------------------------
Common Stock                           1      289,606,244          289,606,244
$1.80 Cumulative Convertible
   Preferred Stock - Series A          8           10,814               86,512
$1.80 Cumulative Convertible
   Preferred Stock - Series B          8            3,024               24,192
$1.60 Cumulative Convertible
   Preferred Stock - Series C      4/2.4          222,748              371,247*
$1.80 Cumulative Convertible
   Preferred Stock - Series D      4/2.4          314,477              524,128*
                                                                   ------------
   Total possible votes                                            290,612,323*
================================================================================
* Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock was convertible.

Holders of the Corporation's issued and outstanding shares of Fixed/Adjustable Rate Noncumulative Preferred Stock-Series F were not entitled to vote with respect to the matters presented at the meeting.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

  3.1     Articles of Incorporation of the Corporation, as amended and restated
             as of April 24, 2001
 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
================================================================================
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 10, 2001, on its behalf by the undersigned thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
By:  /s/ Robert L. Haunschild
-----------------------------
Robert L. Haunschild
Senior Vice President and
   Chief Financial Officer

CORPORATE INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.


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

                                                                Cash
                                                           Dividends
                        High          Low        Close      Declared
-----------------------------------------------------------------------
2001 QUARTER
-----------------------------------------------------------------------
First                $75.813      $56.000      $67.750          $.48
=======================================================================
2000 QUARTER
-----------------------------------------------------------------------
First                $48.500      $36.000      $45.063          $.45
Second                57.500       41.000       46.875           .45
Third                 66.375       47.625       65.000           .45
Fourth                75.000       56.375       73.063           .48
-----------------------------------------------------------------------
     Total                                                     $1.83
=======================================================================

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

REGISTRAR AND TRANSFER AGENT

The Chase Manhattan Bank
85 Challenger Road
Ridgefield Park, New Jersey 07660
(800) 982-7652