Form 10-Q
period 2001-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2001-08-14
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                 For the quarterly period ended June 30, 2001



Page 1 represents a portion of the second quarter 2001 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 41.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                               Three months ended June 30      Six months ended June 30
                                                            ------------------------------  ----------------------------
Dollars in millions, except per share data                           2001            2000           2001           2000
------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                   $569            $550         $1,128         $1,110
    Noninterest income                                                720             728          1,421          1,456
                                                            ------------------------------  ----------------------------
    Total revenue                                                   1,289           1,278          2,549          2,566

Income from continuing operations                                     295             299            560            601
Discontinued operations                                                                16             40             22
                                                            ------------------------------  ----------------------------
Income before cumulative effect of accounting change                  295             315            600            623
Cumulative effect of accounting change                                                                (5)
                                                            ------------------------------  ----------------------------
     Net income                                                      $295            $315           $595           $623
                                                            ==============================  ============================

CASH EARNINGS (a)
   Continuing operations                                             $324            $328           $619           $659
   Discontinued operations                                                             16             40             22
                                                            ------------------------------  ----------------------------
   Before cumulative effect of accounting change                      324             344            659            681
   Cumulative effect of accounting change                                                             (5)
                                                            ------------------------------  ----------------------------
     Net income from cash earnings                                   $324            $344           $654           $681
                                                            ==============================  ============================

Per common share
   DILUTED EARNINGS
     Continuing operations                                          $1.00           $1.01          $1.89          $2.02
     Discontinued operations                                                          .05            .14            .07
                                                            ------------------------------  ----------------------------
     Before cumulative effect of accounting change                   1.00            1.06           2.03           2.09
     Cumulative effect of accounting change                                                         (.02)
                                                            ------------------------------  ----------------------------
     Net income                                                     $1.00           $1.06          $2.01          $2.09
                                                            ==============================  ============================
   DILUTED CASH EARNINGS (a)
     Continuing operations                                          $1.10           $1.10          $2.10          $2.21
     Discontinued operations                                                          .06            .14            .08
                                                            ------------------------------  ----------------------------
     Before cumulative effect of accounting change                   1.10            1.16           2.24           2.29
     Cumulative effect of accounting change                                                         (.02)
                                                            ------------------------------  ----------------------------
     Net income from cash earnings                                  $1.10           $1.16          $2.22          $2.29
                                                            ==============================  ============================

   Cash dividends declared                                           $.48            $.45           $.96           $.90
------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                             18.13%          20.77%         17.36%         21.03%
    Average assets                                                   1.67            1.74           1.58           1.75
Net interest margin                                                  3.76            3.63           3.70           3.65
Noninterest income to total revenue                                 55.86           56.96          55.75          56.74
Efficiency (b)                                                      57.65           57.29          57.78          57.57
FROM NET INCOME
Return on
    Average common shareholders' equity                             18.13%          21.91%         18.47%         21.81%
    Average assets                                                   1.67            1.68           1.65           1.67
Net interest margin                                                  3.76            3.41           3.64           3.43
Noninterest income to total revenue                                 55.86           58.92          56.51          58.60
Efficiency (c)                                                      57.65           55.70          56.87          56.53
========================================================================================================================

(a) Excludes amortization of goodwill and does not reflect the implementation of SFAS No. 142.
(b) Excludes amortization and distributions on capital securities.
(c) Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities.

                                                               June 30     December 31       June 30
Dollars in millions, except per share data                        2001            2000          2000
-------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets                                                         $70,013         $69,844       $68,885
Earning assets                                                  58,326          59,373        59,334
Loans, net of unearned income                                   44,167          50,601        50,281
Securities available for sale                                   11,258           5,902         5,315
Loans held for sale                                              1,613           1,655         2,305
Deposits                                                        45,826          47,664        46,381
Borrowed funds                                                  12,119          11,718        13,028
Shareholders' equity                                             6,748           6,656         6,157
Common shareholders' equity                                      6,532           6,344         5,844
Book value per common share                                      22.60           21.88         20.22
Loans to deposits                                                   96%            106%          108%

CAPITAL RATIOS
Leverage                                                           8.1%            8.0%          6.7%
Common shareholders' equity to total assets                       9.33            9.08          8.48

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                       .85%            .71%          .67%
Allowance for credit losses to total loans                        1.53            1.33          1.34
Allowance for credit losses to nonaccrual loans                 180.48          208.98        217.04
Net charge-offs to average loans (For the three
   months ended)                                                   .40             .32           .27
=======================================================================================================

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and Statistical Information included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 2000 Annual Report. For information regarding certain business risks, see the Risk Management and Risk Factors sections in this Financial Review. Also, see the Forward-Looking Statements section in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

OVERVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain asset management and global fund services internationally.

Financial services organizations today are challenged to demonstrate that they can generate high-quality earnings growth in an increasingly competitive and weakened economic environment, one with slower growth rates, asset quality concerns and weaker equity markets. As a result, PNC has been aggressively pursuing strategies to create a more diverse and valuable business mix by increasing the contribution from more highly-valued businesses such as asset management, processing and treasury management and decreasing the contribution from lending-based traditional banking businesses. Earnings from asset management and processing businesses represented 26% of total business earnings for the first six months of 2001 and noninterest income was 57% of total revenue. At the same time, PNC sold its residential mortgage banking business and has been downsizing certain institutional lending portfolios resulting in a reduction of the loan to deposit ratio to 96% at June 30, 2001.

On January 31, 2001, PNC closed the sale of its residential mortgage banking business. The gain on sale and earnings from operations included in the first six months of 2001 totaled $40 million or $.14 per diluted share. These earnings were partially offset by a $32 million or $.11 per diluted share charge in the first quarter of 2001 related to the charge-off of loans in the communications and energy, metals and mining portfolios that PNC has designated for downsizing and severance costs. Certain closing date adjustments are currently in dispute between PNC and the buyer. The disputed matters will be resolved in accordance with procedures provided for in the purchase agreement. The ultimate financial impact of the sale will not be determined until final settlement is completed.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first six months of 2001 was $595 million or $2.01 per diluted share. Excluding the effect of adopting the new accounting standard for financial derivatives, net income was $600 million or $2.03 per diluted share compared with $623 million or $2.09 per diluted share for the first six months of 2000. These results include the negative impact of a $49 million or $.17 per diluted share net loss from venture capital activities. Excluding this loss and the effect of the accounting change, results for the first six months of 2001 were $649 million or $2.20 per diluted share.

Return on average common shareholders' equity was 18.47% and return on average assets was 1.65% for the first six months of 2001 compared with 21.81% and 1.67%, respectively, for the first six months of 2000.

The residential mortgage banking business is reflected in discontinued operations throughout the Corporation's consolidated financial statements. Accordingly, the earnings and net assets of the residential mortgage banking business are shown separately on one line in the income statement and balance sheet, respectively, for all periods presented. The remainder of the discussion and information in this Financial Review reflects continuing operations, unless otherwise noted.

Income from continuing operations for the first six months of 2001 was $560 million or $1.89 per diluted share. Excluding the $49 million net loss from venture capital activities and a $32 million charge in the first quarter of 2001 related to loans designated for downsizing and severance costs, income from continuing operations increased 7% to $641 million or $2.17 per diluted share for the first six months of 2001 compared with the same period a year ago.

Taxable-equivalent net interest income of $1.128 billion for the first six months of 2001 increased 2% compared with the first six months of 2000. The net interest margin was 3.70% for the first six months of 2001 compared with 3.65% for the first six months of 2000. The increases were primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio.

The provision for credit losses was $125 million for the first six months of 2001 compared with $66 million for the same period in 2000. The increase was primarily related to loans in the communications and energy, metals and mining portfolios that PNC is downsizing.

Noninterest income was $1.421 billion for the first six months of 2001 and included $69 million of equity management losses from venture capital activities. Excluding equity management gains and losses from both years, noninterest income increased 13% compared with the first six months of 2000 primarily due to growth in asset management and processing revenue.

Noninterest expense was $1.564 billion for the first six months of 2001 compared with $1.572 billion for the first six months of 2000 and the efficiency ratio remained flat at 58% during both periods. The decrease in expense was primarily due to aggressive expense management.

Total assets were $70.0 billion at June 30, 2001 compared with $69.8 billion at December 31, 2000. Average interest-earning assets were $60.7 billion for the first six months of 2001 compared with $60.3 billion for the first six months of 2000. A decline in loans and loans held for sale was offset by an increase in securities available for sale that are used for balance sheet and interest rate risk management activities.

Shareholders' equity totaled $6.7 billion at June 30, 2001 and the regulatory capital ratios were 8.1% for leverage, 9.0% for tier I risk-based and 12.8% for total risk-based capital. During the first six months of 2001, PNC repurchased
3.4 million shares of common stock.

Nonperforming assets were $390 million at June 30, 2001 compared with $372 million at December 31, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets increased to .85% at June 30, 2001 compared with .71% at December 31, 2000 primarily due to the impact of downsizing the loan portfolio.

The allowance for credit losses was $675 million and represented 1.53% of total loans and 180% of nonaccrual loans at June 30, 2001. The comparable amounts were $675 million, 1.33% and 209%, respectively, at December 31, 2000. The increase in the allowance as a percentage of total loans primarily resulted from the downsizing of the loan portfolio. Net charge-offs were $125 million or .53% of average loans for the first six months of 2001 compared with $65 million or .26% for the same period in 2000. The increase was primarily related to loans in institutional lending portfolios that PNC is downsizing.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


REVIEW OF BUSINESSES

PNC operates seven major businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.

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

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, loan portfolios and businesses that have been designated for downsizing during 2000 or earlier, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in the "Other" category. The operating results and financial impact of the disposition of the residential mortgage banking business, previously PNC Mortgage, are included in discontinued operations.



RESULTS OF BUSINESSES

                                                                     Revenue               Return on
                                              Earnings     (taxable-equivalent basis)   Assigned Capital          Average Assets
                                           ---------------------------------------------------------------------------------------
Six months ended June 30 -
dollars in millions                         2001    2000         2001       2000        2001        2000          2001       2000
----------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Regional Community Banking                $339    $281       $1,100       $991          25%         22%      $40,321    $38,182
  Corporate Banking                           66     120          384        420          11          20        16,612     16,110
---------------------------------------------------------------------------------                           ----------------------
     Total PNC Bank                          405     401        1,484      1,411          21          21        56,933     54,292
---------------------------------------------------------------------------------                           ----------------------
Secured Finance
  PNC Real Estate Finance                     38      33          106        103          19          17         5,291      5,604
  PNC Business Credit                         30      26           71         57          38          36         2,429      2,173
---------------------------------------------------------------------------------                           ----------------------
     Total Secured Finance                    68      59          177        160          25          23         7,720      7,777
---------------------------------------------------------------------------------                           ----------------------
       Total Banking                         473     460        1,661      1,571          21          22        64,653     62,069
---------------------------------------------------------------------------------                           ----------------------
Asset Management and Processing
  PNC Advisors                                83      86          389        398          30          31         3,420      3,577
  BlackRock                                   52      40          269        221          26          27           571        434
  PFPC                                        32      16          370        331          31          16         1,742      1,587
---------------------------------------------------------------------------------                           ----------------------
     Total Asset Management and
       Processing                            167     142        1,028        950          29          27         5,733      5,598
---------------------------------------------------------------------------------                           ----------------------
   Total business results                    640     602        2,689      2,521          23          23        70,386     67,667
Other                                        (80)     (1)        (140)        45                                   861        833
---------------------------------------------------------------------------------                           ----------------------
Results from continuing operations           560     601        2,549      2,566          17          21        71,247     68,500
Discontinued operations                       40      22                                                           103        430
Cumulative effect of accounting change        (5)
---------------------------------------------------------------------------------                           ----------------------
   Total Consolidated                       $595    $623       $2,549     $2,566          18          22       $71,350    $68,930
==================================================================================================================================

REGIONAL COMMUNITY BANKING

Six months ended June 30 -
dollars in millions                             2001        2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $718        $703
Other noninterest income                         339         292
Net securities gains (losses)                     43          (4)
-----------------------------------------------------------------
   Total revenue                               1,100         991
Provision for credit losses                       20          22
Noninterest expense                              551         534
-----------------------------------------------------------------
   Pretax earnings                               529         435
Income taxes                                     190         154
-----------------------------------------------------------------
   Earnings                                     $339        $281
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $6,121      $5,311
    Indirect                                     895       1,352
    Other consumer                               924         871
-----------------------------------------------------------------
     Total consumer                            7,940       7,534
   Commercial                                  3,624       3,711
   Residential mortgage                        9,603      11,599
   Leasing                                     1,799       1,179
   Other                                         136         172
-----------------------------------------------------------------
      Total loans                             23,102      24,195
Securities available for sale                  9,346       5,470
Loans held for sale                            1,288       1,358
Assigned assets and other assets               6,585       7,159
-----------------------------------------------------------------
   Total assets                              $40,321     $38,182
-----------------------------------------------------------------
Deposits
   Noninterest-bearing demand                 $4,488      $4,591
   Interest-bearing demand                     5,517       5,377
   Money market                               11,919       9,776
   Savings                                     1,870       2,063
   Certificates                               12,741      13,524
-----------------------------------------------------------------
     Total deposits                           36,535      35,331
Other liabilities                              1,066         274
Assigned capital                               2,720       2,577
   Total funds                               $40,321     $38,182
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        25%         22%
Noninterest income to total revenue               35          29
Efficiency                                        48          52
=================================================================


Regional Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Regional Community Banking's strategic focus is on driving sustainable revenue growth, aggressively managing the revenue/expense relationship and improving the risk/return dynamic of this business. Regional Community Banking utilizes knowledge-based marketing capabilities to analyze customer demographic information, transaction patterns and delivery preferences to develop customized banking packages focused on improving customer satisfaction and profitability.

Regional Community Banking has also invested heavily in building a sales culture and infrastructure while improving efficiency. Capital investments have been strategically directed towards the expansion of multi-channel distribution, consistent with customer preferences, as well as the delivery of relevant customer information to all distribution channels.

Regional Community Banking contributed 53% of total business earnings for the first six months of 2001 compared with 47% for the first six months of 2000. Earnings increased $58 million or 21% to $339 million for the first six months of 2001 primarily due to business growth and net securities gains. Excluding net securities gains from the first six months of 2001 and net securities losses from the first six months of 2000, earnings increased 10% primarily driven by higher noninterest income, deposit growth and improved efficiency.

Total revenue increased 11% to $1.1 billion for the first six months of 2001. Excluding net securities gains and losses from both periods, revenue increased 6% in the period-to-period comparison primarily due to higher consumer transaction activity in 2001 and residential mortgage loan securitization gains.

The provision for credit losses for the first six months of 2001 decreased $2 million compared with the same period in 2000 primarily due to the impact of downsizing indirect lending.

Total loans decreased in the comparison as the reduction of residential mortgage loans due to securitizations and the continued downsizing of the indirect automobile lending portfolio were partially offset by higher home equity loans and leases that resulted from strategic acquisitions. The decrease in residential mortgage loans was offset by an increase in securities available for sale.

Total deposits grew 3% in the comparison driven by a $2.2 billion increase in transaction deposits. The increase in money market deposits resulted from targeted consumer marketing initiatives to add new accounts and retain existing customers as funds shifted from savings and certificates of deposit.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CORPORATE BANKING

Six months ended June 30 -
dollars in millions                              2001        2000
------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                           $205        $199
Noncredit revenue                                 179         221
------------------------------------------------------------------
   Total revenue                                  384         420
Provision for credit losses                        88          38
Noninterest expense                               196         196
------------------------------------------------------------------
   Pretax earnings                                100         186
Income taxes                                       34          66
------------------------------------------------------------------
   Earnings                                       $66        $120
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Middle market                               $5,943      $6,132
   Large corporate                              3,161       3,106
   Energy, metals and mining                    1,273       1,334
   Communications                               1,169       1,451
   Leasing                                      2,216       1,734
   Other                                          321         368
------------------------------------------------------------------
     Total loans                               14,083      14,125
Other assets                                    2,529       1,985
------------------------------------------------------------------
   Total assets                               $16,612     $16,110
------------------------------------------------------------------
Deposits                                       $4,862      $4,539
Assigned funds and other liabilities           10,504      10,363
Assigned capital                                1,246       1,208
------------------------------------------------------------------
   Total funds                                $16,612     $16,110
------------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         11%         20%
Noncredit revenue to total revenue                 47          53
Efficiency                                         51          46
==================================================================


Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

The strategic focus for Corporate Banking is on the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets. Approximately 35% of the loan portfolio represents syndicated loans. These credits are generally large commitments that are shared by a number of financial institutions to reduce exposure to any one client.

During the first quarter of 2001, the Corporation announced the decision to downsize the communications portfolio and certain portions of the energy, metals and mining and large corporate portfolios. The designated loans are included in Corporate Banking business results in both periods presented. Management continues to evaluate opportunities to reduce lending exposure and improve the risk/return characteristics of this business.

Corporate Banking contributed 10% of total business earnings for the first six months of 2001 compared with 20% for the first six months of 2000. Earnings declined to $66 million for the first six months of 2001 compared with $120 million for the first six months of 2000 primarily due to provision for credit losses in 2001 related to portfolios that PNC is downsizing.

Total revenue of $384 million for the first six months of 2001 decreased $36 million compared with the same period in 2000. Credit-related revenue increased 3% compared with the first six months of 2000 as an increase in net interest margin was partially offset by a decrease in average loans. The decrease in average loans in the period-to-period comparison was primarily due to reductions in the energy, metals and mining, communications and middle market portfolios, partially offset by the expansion of equipment leasing. Middle market loans declined in the period-to-period comparison primarily due to strategies to improve the risk profile of this portfolio. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue decreased $42 million compared with the first six months of 2000 primarily due to the impact of weak equity market conditions that resulted in lower capital markets fees and valuation losses associated with equity investments.

The provision for credit losses was $88 million for the first six months of 2001 compared with $38 million for the first six months of 2000. The higher provision was primarily related to portfolios that are being downsized. A sustained or further weakening of the economy, or other factors that adversely affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related profitability is included in the results of those businesses. Consolidated revenue from treasury management was $170 million for the first six months of 2001 compared with $169 million for the first six months of 2000. Increases in fee revenue were offset by lower income earned on customers' deposit balances resulting from the lower interest rate environment in 2001 and the impact of downsizing institutional lending. Consolidated revenue from capital markets was $57 million for the first six months of 2001, an $11 million decrease compared with the first six months of 2000. The decrease was primarily due to weak equity market conditions as well as the impact of downsizing certain lending portfolios.

PNC REAL ESTATE FINANCE

Six months ended June 30 -
dollars in millions                              2001       2000
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $57        $59
Noninterest income
   Commercial mortgage banking                     32         30
   Other                                           17         14
------------------------------------------------------------------
     Total noninterest income                      49         44
------------------------------------------------------------------
   Total revenue                                  106        103
Provision for credit losses                        (2)
Noninterest expense                                76         67
------------------------------------------------------------------
   Pretax earnings                                 32         36
Income tax (benefit) expense                       (6)         3
------------------------------------------------------------------
   Earnings                                       $38        $33
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $1,804     $2,041
   Commercial real estate                       2,326      2,428
------------------------------------------------------------------
     Total loans                                4,130      4,469
Commercial mortgages held for sale                188        151
Other assets                                      973        984
------------------------------------------------------------------
   Total assets                                $5,291     $5,604
------------------------------------------------------------------
Deposits                                         $362       $244
Assigned funds and other liabilities            4,533      4,977
Assigned capital                                  396        383
------------------------------------------------------------------
   Total funds                                 $5,291     $5,604
------------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         19%        17%
Noninterest income to total revenue                46         43
Efficiency                                         58         51
==================================================================

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform includes lending as well as processing businesses. The processing businesses include Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and Columbia Housing Partners, LP, a national syndicator of affordable housing equity.

Over the past three years, PNC Real Estate Finance has been strategically shifting to a more balanced and valuable revenue stream by focusing on real estate processing businesses and increasing the value of its lending business by selling more fee-based products. During the first six months of 2001, 46% of total revenue was generated by fee-based activities compared with 43% for the first six months of 2000. Management also continues to evaluate opportunities to reduce credit exposure and improve the risk/return characteristics of the lending business.

PNC Real Estate Finance contributed 6% of total business earnings for the first six months of 2001 compared with 5% for the first six months of 2000. Earnings increased $5 million or 15% in the period-to-period comparison primarily due to growth in processing businesses. Average loans decreased 8% in the period-to-period comparison reflecting management's ongoing strategy to reduce balance sheet leverage.

Total revenue was $106 million for the first six months of 2001 compared with $103 million for the first six months of 2000. The increase of $3 million or 3% was primarily due to growth in commercial mortgage loan servicing fees, reflecting a larger servicing portfolio, partially offset by lower commercial mortgage-backed securitization gains. The commercial mortgage servicing portfolio grew 29% in the comparison to $62 billion at June 30, 2001.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                  2001     2000
------------------------------------------------------------
January 1                                     $51      $45
Acquisitions/additions                         15        6
Repayments/transfers                           (4)      (3)
------------------------------------------------------------
   June 30                                    $62      $48
============================================================

PNC Real Estate Finance had net recoveries of $2 million during the first six months of 2001.

Noninterest expense was $76 million and the efficiency ratio was 58% for the first six months of 2001 compared with $67 million and 51%, respectively, in the same period last year. The increases were primarily due to non-cash (passive) losses on affordable housing investments that were more than offset by related income tax credits.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.



PNC BUSINESS CREDIT

Six months ended June 30 -
dollars in  millions                             2001       2000
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $51        $49
Noninterest income                                 20          8
------------------------------------------------------------------
   Total revenue                                   71         57
Provision for credit losses                         8          2
Noninterest expense                                16         14
------------------------------------------------------------------
   Pretax earnings                                 47         41
Income taxes                                       17         15
------------------------------------------------------------------
   Earnings                                       $30        $26
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans                                          $2,305     $2,100
Other assets                                      124         73
------------------------------------------------------------------
   Total assets                                $2,429     $2,173
------------------------------------------------------------------
Deposits                                          $80        $56
Assigned funds and other liabilities            2,188      1,973
Assigned capital                                  161        144
------------------------------------------------------------------
   Total funds                                 $2,429     $2,173
------------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         38%        36%
Noninterest income to total revenue                28         14
Efficiency                                         21         23
==================================================================

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

PNC Business Credit's strategic focus is to build scale through expansion of existing offices as well as the addition of new marketing locations. The loan portfolio grew 10% to $2.3 billion at June 30, 2001 primarily as a result of this expansion. PNC Business Credit currently operates 15 offices in 13 states with a centralized back office to provide consistency to the control environment as well as cost efficiencies.

PNC Business Credit contributed 5% of total business earnings for the first six months of 2001 compared with 4% for the first six months of 2000. Earnings increased $4 million or 15% in the period-to-period comparison to $30 million for the first six months of 2001 as higher revenue was partially offset by an increase in the provision for credit losses.

Revenue was $71 million for the first six months of 2001, a $14 million or 25% increase compared with the first six months of 2000 primarily due to higher noninterest income. The increase in noninterest income primarily resulted from gains on equity interests received as compensation in conjunction with lending relationships.

The provision for credit losses increased $6 million to $8 million for the first six months of 2001 as a result of declining credit conditions in a weaker economy. PNC Business Credit loans are secured loans to borrowers with a weaker financial condition. As a result, in a weaker economy, the provision for credit losses may be adversely affected. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

Noninterest expense was $16 million and the efficiency ratio improved to 21% for the first six months of 2001 compared with $14 million and 23%, respectively, for the first six months of 2000. The efficiency ratio improved in the comparison primarily due to higher noninterest income and economies of scale resulting from a centralized back office.

PNC ADVISORS

Six months ended June 30 -
dollars in millions                             2001       2000
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                              $68        $68
Noninterest income
   Investment management and trust               210        205
   Brokerage                                      70         90
   Other                                          41         35
------------------------------------------------------------------
     Total noninterest income                    321        330
------------------------------------------------------------------
   Total revenue                                 389        398
Provision for credit losses                        1          3
Noninterest expense                              256        258
------------------------------------------------------------------
   Pretax earnings                               132        137
Income taxes                                      49         51
------------------------------------------------------------------
   Earnings                                      $83        $86
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial                                   $521        $643
   Consumer                                    1,098         957
   Residential mortgage                          911         978
   Other                                         405         548
------------------------------------------------------------------
     Total loans                               2,935       3,126
Other assets                                     485         451
------------------------------------------------------------------
   Total assets                               $3,420      $3,577
------------------------------------------------------------------
Deposits                                      $2,045      $2,086
Assigned funds and other liabilities             823         941
Assigned capital                                 552         550
------------------------------------------------------------------
   Total funds                                $3,420      $3,577
------------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        30%         31%
Noninterest income to total revenue               83          83
Efficiency                                        65          64
==================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets. PNC Advisors is focused on expanding Hilliard Lyons and Hawthorn, increasing market share in PNC's primary geographic region and leveraging its comprehensive distribution platform.

PNC Advisors contributed 13% of total business earnings for the first six months of 2001 compared with 14% for the first six months of 2000. Earnings were $83 million and $86 million for the first six months of 2001 and 2000, respectively.

Revenue decreased $9 million in the period-to-period comparison primarily due to lower levels of retail investor trading activity and weak equity markets. Management expects that revenues in this business will continue to be challenged at least until equity market conditions improve.

Noninterest expense decreased $2 million in the period-to-period comparison primarily due to lower production-based compensation and effective expense management initiatives.

ASSETS UNDER MANAGEMENT (a)
June 30 - in billions                         2001        2000(b)
-----------------------------------------------------------------
Personal investment management and trust       $49         $49
Institutional trust                             14          15
-----------------------------------------------------------------
   Total                                       $63         $64
=================================================================

(a) Assets under management do not include brokerage assets administered.
(b) Restated to reflect the transfer of assets under management between PNC businesses.

Assets under management decreased $1 billion as approximately $4 billion of net new asset inflows during the past twelve months were more than offset by a decline in the value of the equity component of customers' portfolios. See Asset Management Performance in the Risk Factors section of this Financial Review for additional information regarding the potential impact of market conditions and asset management performance on PNC's revenue.

Brokerage assets administered by PNC Advisors were $28 billion at June 30, 2001 and 2000 and were also impacted by weak market conditions.

PNC Advisors will continue to focus on acquiring new customers and growing and expanding existing customer relationships while aggressively managing the revenue/expense relationship.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


BLACKROCK

Six months ended June 30 -
dollars in millions                             2001       2000
----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees     $252       $209
Other income                                      17         12
----------------------------------------------------------------
   Total revenue                                 269        221
Operating expense                                147        111
Fund administration
     and servicing costs - affiliates             32         38
Amortization                                       5          5
----------------------------------------------------------------
   Total expense                                 184        154
----------------------------------------------------------------
      Operating income                            85         67
Nonoperating income                                4          2
----------------------------------------------------------------
   Pretax earnings                                89         69
Income taxes                                      37         29
----------------------------------------------------------------
   Earnings                                      $52        $40
----------------------------------------------------------------
PERIOD-END BALANCE SHEET
Intangible assets                               $187       $197
Other assets                                     384        237
----------------------------------------------------------------
   Total assets                                 $571       $434
----------------------------------------------------------------
Other liabilities                               $142       $113
Stockholders' equity                             429        321
----------------------------------------------------------------
   Total liabilities and stockholders'
      equity                                    $571       $434
----------------------------------------------------------------
PERFORMANCE DATA
Return on equity                                  26%        27%
Operating margin (a)                              36         36
Diluted earnings per share                      $.80       $.62
===============================================================
(a) Excludes the impact of fund administration and servicing costs - affiliates.

BlackRock is one of the largest publicly traded investment management firms in the United States with $213 billion of assets under management at June 30, 2001. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions brand name.

BlackRock continues to focus on delivering superior investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock contributed 8% of total business earnings for the first six months of 2001 compared with 7% for the first six months of 2000.

Earnings increased 29% in the period-to-period comparison primarily due to a 20% increase in assets under management. New client mandates and additional funding from existing clients was $31 billion or 86% of the increase in assets under management.

Total revenue for the first six months of 2001 increased $48 million or 22% compared with the first six months of 2000 primarily due to new institutional business and strong fixed-income performance. The increase in operating expense in the period-to-period comparison supported revenue growth and business expansion.

ASSETS UNDER MANAGEMENT
June 30 - in billions                           2001     2000
----------------------------------------------------------------
Separate accounts
   Fixed income                                 $111      $84
   Liquidity                                       7        7
   Liquidity - securities lending                 10       11
   Equity                                          8        7
   Alternative investment products                 4        2
----------------------------------------------------------------
     Total separate accounts                     140      111
----------------------------------------------------------------
Mutual funds (a)
   Fixed income                                   12       14
   Liquidity                                      49       36
   Equity                                         12       16
----------------------------------------------------------------
     Total mutual funds                           73       66
----------------------------------------------------------------
   Total assets under management                $213     $177
================================================================
(a) Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Funds and BlackRock Global Series Funds.

BlackRock, Inc. is approximately 70% owned by PNC and is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the Securities and Exchange Commission ("SEC") and may be obtained electronically at the SEC's home page at www.sec.gov.

PFPC

Six months ended June 30 -
dollars in millions                             2001       2000
------------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                          $370       $331
Operating expense                                264        256
Amortization                                      13         16
------------------------------------------------------------------
   Operating income                               93         59
Nonoperating income (a)                            7         14
Debt financing                                    47         47
------------------------------------------------------------------
   Pretax earnings                                53         26
Income taxes                                      21         10
------------------------------------------------------------------
   Earnings                                      $32        $16
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Intangible assets                             $1,079     $1,110
Other assets                                     663        477
------------------------------------------------------------------
   Total assets                               $1,742     $1,587
------------------------------------------------------------------
Assigned funds and other liabilities          $1,534     $1,380
Assigned capital                                 208        207
------------------------------------------------------------------
   Total funds                                $1,742     $1,587
------------------------------------------------------------------
PERFORMANCE RATIOS
Operating margin                                  25%        18%
Return on assigned capital                        31         16
==================================================================
(a) Net of nonoperating expense

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides customized processing solutions to the international marketplace through its Dublin, Ireland and Luxembourg operations.

To meet the growing needs of the European marketplace, PFPC continues its pursuit of offshore expansion. PFPC is also focusing technological resources on targeted Web-based initiatives and exploring strategic alliances.

PFPC contributed 5% of total business earnings for the first six months of 2001 and 3% for the first six months of 2000. Earnings increased $16 million in the period-to-period comparison and performance ratios improved significantly. The increase in earnings was primarily due to strong growth in transfer agency and sub accounting revenue that resulted from an increase in shareholder accounts serviced. The first six months of 2001 also benefited from focused expense control efforts and the comparative impact of Investor Services Group integration costs incurred in the prior-year period.

Revenue of $370 million for the first six months of 2001 increased $39 million or 12% compared with the first six months of 2000, primarily driven by existing client growth and new business. See Fund Servicing in the Risk Factors section of this Financial Review for additional information regarding matters that could impact fund servicing revenue.

Operating expense increased 3% in the period-to-period comparison primarily due to business expansion partially offset by the comparative impact of one-time integration costs in the prior-year period.

SERVICING STATISTICS
June 30                                           2001     2000
----------------------------------------------------------------
Accounting/administration
   Assets ($ in billions) (a)                     $502     $449
Custody assets ($ in billions)                     442      416
Shareholder accounts (in millions)                  45       41
================================================================
(a) Includes net assets serviced offshore of approximately $14 billion and $8 billion at June 30, 2001 and 2000, respectively.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED INCOME STATEMENT REVIEW
NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                       Average Balances           Interest Income/Expense         Average Yields/Rates
Six months ended June 30 -               ----------------------------    --------------------------   -----------------------------
dollars in millions                         2001      2000    Change       2001     2000   Change        2001     2000   Change
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                    $1,862    $2,948   $(1,086)       $68     $116     $(48)       7.19%    7.76%     (57)bp
   Securities available for sale           9,895     6,068     3,827        300      193      107        6.06     6.35      (29)
   Loans, net of unearned income
     Commercial                           20,575    21,917    (1,342)       797      911     (114)       7.70     8.23      (53)
     Commercial real estate                2,576     2,690      (114)       103      118      (15)       7.92     8.67      (75)
     Consumer                              9,090     9,228      (138)       382      389       (7)       8.49     8.46        3
     Residential mortgage                 10,554    12,577    (2,023)       384      446      (62)       7.27     7.08       19
     Lease financing                       4,024     3,004     1,020        145      109       36        7.19     7.26       (7)
     Other                                   490       682      (192)        18       28      (10)       7.36     8.28      (92)
----------------------------------------------------------------------  ----------------------------
       Total loans, net of unearned
         income                           47,309    50,098    (2,789)     1,829    2,001     (172)       7.72     7.95      (23)
   Other                                   1,592     1,194       398         63       41       22        8.03     6.99      104
----------------------------------------------------------------------  ----------------------------
     Total interest-earning assets/
       interest income                    60,658    60,308       350      2,260    2,351      (91)       7.44     7.76      (32)
Noninterest-earning assets                10,692     8,622     2,070
----------------------------------------------------------------------
   Total assets                          $71,350   $68,930    $2,420
======================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market             $20,707   $18,125    $2,582        296      297       (1)       2.88     3.30      (42)
     Savings                               1,928     2,123      (195)        11       18       (7)       1.12     1.69      (57)
     Retail certificates of deposit       13,190    14,497    (1,307)       374      386      (12)       5.73     5.35       38
     Other time                              551       639       (88)        18       20       (2)       6.58     6.40       18
     Deposits in foreign offices           1,248     1,486      (238)        32       45      (13)       5.05     5.94      (89)
----------------------------------------------------------------------  ----------------------------
       Total interest-bearing deposits    37,624    36,870       754        731      766      (35)       3.92     4.17      (25)
   Borrowed funds                         14,201    14,877      (676)       401      475      (74)       5.63     6.33      (70)
----------------------------------------------------------------------  ----------------------------
Total interest-bearing liabilities/
   interest expense                       51,825    51,747        78      1,132    1,241     (109)       4.38     4.79      (41)
                                                                        ----------------------------  -----------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                 19,525    17,183     2,342
----------------------------------------------------------------------
   Total liabilities, capital
     securities and shareholders'
     equity                              $71,350   $68,930    $2,420
======================================================================
Interest rate spread                                                                                     3.06     2.97        9
Impact of noninterest-bearing sources                                                                     .64      .68       (4)
                                                                                                      -----------------------------
   Net interest income/margin                                            $1,128   $1,110      $18        3.70%    3.65%       5bp
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

Taxable-equivalent net interest income of $1.128 billion for the first six months of 2001 increased 2% compared with the first six months of 2000. The net interest margin widened 5 basis points to 3.70% for the first six months of 2001 compared with 3.65% for the first six months of 2000. The increases were primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. PNC expects modest growth in net interest income during the second half of 2001 compared with the first six months of 2001. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information regarding interest rate risk.

Loans represented 78% of average earning assets for the first six months of 2001 compared with 83% for the first six months of 2000. The decrease was primarily due to the continued downsizing of certain institutional lending portfolios and the securitization of residential mortgage loans during the first six months of 2001. Average loans held for sale decreased $1.1 billion in the period-to-period comparison due to a reduction in commercial loans held for sale.

Securities available for sale represented 16% of average earning assets for the first six months of 2001 compared with 10% for the first six months of 2000. The increase was primarily due to the purchase of U.S. agencies, asset-backed and other debt securities and the securitization of residential mortgage loans as part of balance sheet and interest rate risk management activities.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 64% and 65% of total sources of funds for the first six months of 2001 and 2000, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average demand and money market deposits increased $2.6 billion or 14% compared with the first six months of 2000, primarily reflecting the impact of strategic marketing initiatives to grow more valuable transaction accounts, while all other interest-bearing deposit categories decreased in the period-to-period comparison. Average borrowed funds for the first six months of 2001 decreased $676 million compared with the first six months of 2000 as lower bank notes and senior debt were partially offset by increases in federal funds purchased and repurchase agreements. The overall decrease in average borrowed funds was primarily due to deposit growth.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $125 million for the first six months of 2001 compared with $66 million for the first six months of 2000. The increase was primarily related to institutional lending portfolios that PNC is downsizing. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

NONINTEREST INCOME
Noninterest income was $1.421 billion for the first six months of 2001 and included $69 million of equity management losses. Excluding equity management income and losses in both years, noninterest income increased 13% compared with the first six months of 2000 primarily due to growth in asset management and processing revenue.

Asset management fees of $437 million for the first six months of 2001 increased $55 million or 14% primarily driven by new institutional business and strong fixed-income performance at BlackRock. Consolidated assets under management were $260 billion at June 30, 2001, a 16% increase compared with June 30, 2000. Fund servicing fees were $363 million for the first six months of 2001, a $44 million or 14% increase compared with the first six months of 2000 primarily driven by existing client growth and new business.

Service charges on deposits increased 4% to $104 million for the first six months of 2001 primarily due to an increase in transaction deposit accounts. Brokerage fees were $109 million for the first six months of 2001 compared with $131 million for the first six months of 2000. The decrease was primarily due to a decline in equity markets activity. Consumer services revenue of $113 million for the first six months of 2001 increased $15 million or 15% compared with the first six months of 2000 primarily due to the expansion of PNC's ATM network and the increase in transaction deposit accounts.

Corporate services revenue was $152 million for the first six months of 2001 compared with $162 million for the first six months of 2000. Higher commercial mortgage servicing revenue was more than offset by valuation adjustments of other assets, lower commercial mortgage-backed securitization gains and lower capital markets revenue.

Equity management, which is comprised of venture capital activities, reflected a net loss of $69 million for the first six months of 2001 compared with $135 million of income for the first six months of 2000. The decrease primarily resulted from a decline in the estimated fair value of partnership and direct investments. Equity management investments totaling approximately $700 million were evenly split between direct and partnership investments. Net unrealized appreciation on equity management investments was $38 million at June 30, 2001. These valuations are subject to market conditions and may be volatile. PNC is currently evaluating strategies to mitigate the impact of the inherent volatility of this business.

Net securities gains were $46 million for the first six months of 2001 and were mostly offset by valuation adjustments and write-downs of other assets and e-commerce investments totaling $32 million that are reflected in corporate services and other noninterest income.

Other noninterest income was $166 million for the first six months of 2001 compared with $132 million for the first six months of 2000. The increase was primarily due to higher revenue from trading activities and residential mortgage loan securitizations.

NONINTEREST EXPENSE
Noninterest expense was $1.564 billion for the first six months of 2001 compared with $1.572 billion for the first six months of 2000 and the efficiency ratio remained flat at 58% during both periods. The decrease in expense was primarily due to aggressive expense management. Average full-time equivalent employees totaled approximately 24,700 and 23,900 for the first six months of 2001 and 2000, respectively. The increase was primarily in asset management and processing businesses.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED BALANCE SHEET REVIEW

LOANS
Loans were $44.2 billion at June 30, 2001, a $6.4 billion decrease from year-end 2000 primarily due to residential mortgage loan securitizations and reductions in most commercial loan categories as a result of continuing efforts to reduce balance sheet leverage.

DETAILS OF LOANS
                                            June 30    December 31
In millions                                    2001           2000 (a)
-----------------------------------------------------------------------
Commercial
   Manufacturing                             $5,054         $5,581
   Retail/wholesale                           4,485          4,413
   Service providers                          2,584          2,944
   Real estate related                        1,831          1,783
   Financial services                         1,592          1,726
   Communications                               948          1,296
   Health care                                  593            722
   Other                                      2,465          2,742
-----------------------------------------------------------------------
     Total commercial                        19,552         21,207
-----------------------------------------------------------------------
Commercial real estate
   Mortgage                                     635            673
   Real estate project                        1,922          1,910
-----------------------------------------------------------------------
     Total commercial real estate             2,557          2,583
-----------------------------------------------------------------------
Consumer
   Home equity                                6,751          6,228
   Automobile                                   953          1,166
   Other                                      1,410          1,739
-----------------------------------------------------------------------
     Total consumer                           9,114          9,133
-----------------------------------------------------------------------
Residential mortgage                          8,219         13,264
Lease financing                               5,354          4,845
Other                                           444            568
Unearned income                              (1,073)          (999)
-----------------------------------------------------------------------
   Total, net of unearned income            $44,167        $50,601
=======================================================================
(a) Certain amounts have been reclassified to conform to the current year presentation.

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

During 1999, total outstandings and exposure designated for downsizing totaled $3.7 billion and $10.5 billion, respectively. At June 30, 2001, remaining outstandings associated with this initiative were $572 million, of which $472 million were classified as loans with the remainder included in loans held for sale. Total remaining exposure related to this initiative was $1.6 billion at June 30, 2001.

In addition, outstandings and exposure totaling approximately $2.5 billion and $7.0 billion, respectively, were designated for downsizing during the first quarter of 2001, primarily consisting of the communications portfolio and certain portions of the energy, metals and mining and large corporate portfolios in Corporate Banking. At June 30, 2001, remaining outstandings and exposure associated with this initiative were $1.9 billion and $5.4 billion, respectively.

NET UNFUNDED COMMITMENTS (a)
                                          June 30     December 31
In millions                                  2001            2000
--------------------------------------------------------------------
Commercial                                $19,859         $24,253
Commercial real estate                      1,233           1,039
Consumer                                    4,693           4,414
Lease financing                               112             123
Other                                         130             173
--------------------------------------------------------------------
   Total                                  $26,027         $30,002
====================================================================
(a) Excludes unfunded commitments related to loans designated for downsizing in 1999 and 2001.

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.2 billion at both June 30, 2001 and December 31, 2000.

Net outstanding letters of credit totaled $4.1 billion and $4.0 billion at June 30, 2001 and December 31, 2000, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur. Unfunded commitments and letters of credit related to loans designated for downsizing in 2001 and 1999 totaled $4.5 billion at June 30, 2001 and $1.7 billion at December 31, 2000.

SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale at June 30, 2001 was $11.3 billion compared with $5.9 billion at December 31, 2000. Securities represented 16% of total assets at June 30, 2001 compared with 8% at December 31, 2000. The increase was primarily due to residential mortgage loan securitizations and purchases of U.S. agencies, asset-backed and other debt securities during the first six months of 2001. The expected weighted-average life of securities available for sale was 5 years and 6 months at June 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At June 30, 2001, the securities available for sale balance included a net unrealized loss of $92 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2000 was a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                                            Amortized        Fair
In millions                                      Cost       Value
------------------------------------------------------------------
JUNE 30, 2001
Debt securities
   U.S. Treasury and government agencies       $1,467      $1,439
   Mortgage-backed                              7,643       7,601
   Asset-backed                                 1,333       1,317
   State and municipal                             67          69
   Other debt                                     439         439
Corporate stocks and other                        401         393
------------------------------------------------------------------
   Total securities available for sale        $11,350     $11,258
==================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies         $313        $313
   Mortgage-backed                              4,037       4,002
   Asset-backed                                   902         893
   State and municipal                             94          96
   Other debt                                      73          73
Corporate stocks and other                        537         525
------------------------------------------------------------------
   Total securities available for sale         $5,956      $5,902
==================================================================

FUNDING SOURCES
Total funding sources were $57.9 billion at June 30, 2001 and decreased $1.4 billion compared with December 31, 2000. Demand, savings and money market deposits increased due to ongoing strategic marketing efforts to retain customers and increase money market balances as funds shifted from certificates of deposit. The change in the composition of borrowed funds reflected the impact of closing the sale of the residential mortgage banking business as well as a shift within categories to manage overall funding costs.

DETAILS OF FUNDING SOURCES
                                           June 30     December 31
In millions                                   2001            2000
-------------------------------------------------------------------
Deposits
   Demand, savings and money market        $31,861         $30,686
   Retail certificates of deposit           12,057          14,175
   Other time                                  516             567
   Deposits in foreign offices               1,392           2,236
-------------------------------------------------------------------
     Total deposits                         45,826          47,664
-------------------------------------------------------------------
Borrowed funds
   Federal funds purchased                   1,444           1,445
   Repurchase agreements                       569             607
   Bank notes and senior debt                4,496           6,110
   Federal Home Loan Bank borrowings         2,464             500
   Subordinated debt                         2,349           2,407
   Other borrowed funds                        797             649
-------------------------------------------------------------------
     Total borrowed funds                   12,119          11,718
-------------------------------------------------------------------
   Total                                   $57,945         $59,382
===================================================================

CAPITAL
The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At June 30, 2001, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

                                          June 30    December 31
Dollars in millions                          2001          2000
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $6,532        $6,344
     Preferred                                216           312
   Trust preferred capital securities         848           848
   Goodwill and other                      (2,140)       (2,214)
   Net unrealized securities losses            58            77
------------------------------------------------------------------
     Tier I risk-based capital              5,514         5,367
   Subordinated debt                        1,665         1,811
   Eligible allowance for credit losses       675           667
------------------------------------------------------------------
   Total risk-based capital                $7,854        $7,845
==================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $61,569       $62,430
   Average tangible assets                 68,500        66,809
==================================================================
Capital ratios
   Tier I risk-based                          9.0%          8.6%
   Total risk-based                          12.8          12.6
   Leverage                                   8.1           8.0
==================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

On February 15, 2001, the Board of Directors authorized the Corporation to purchase up to 15 million shares of its common stock through February 28, 2002. This new program replaces the prior program that was rescinded. During the first six months of 2001, PNC repurchased 3.4 million shares of its common stock. Management currently expects that share repurchases will increase in the second half of 2001 compared with the first half of 2001.

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

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below and in the Risk Management and Forward-Looking Statements sections of this Financial Review. These factors and others could impact the Corporation's business, financial condition and results of operations.

BUSINESS AND ECONOMIC CONDITIONS
The Corporation's business and results of operations are sensitive to general business and economic conditions in the United States. These conditions include the level and movement of interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the regional economies in which the Corporation conducts business. An economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Corporation, increase usage of unfunded commitments or increase the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher provision for credit losses and a higher level of net charge-offs. Changes in interest rates could affect the value of certain on-balance-sheet and off-balance-sheet financial instruments of the Corporation. Higher interest rates would also increase the Corporation's cost to borrow funds and may increase the rate paid on deposits. Changes in interest rates could also affect the value of assets under management. In a period of rapidly rising interest rates, certain assets under management would likely be negatively impacted by reduced asset values and increased redemptions. Also, changes in equity markets could affect the value of equity investments and the net asset value of assets under management and administration. A decline in the equity markets could negatively affect noninterest revenues.

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


COMPETITION
PNC operates in a highly competitive environment, both in terms of the products and services offered and the geographic markets in which PNC conducts business. This environment could become even more competitive in the future. The Corporation competes with local, regional and national banks, thrifts, credit unions and non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, venture capital firms, mutual fund complexes and insurance companies, as well as other entities that offer financial services, and through alternative delivery channels such as the World Wide Web. Technological advances and new legislation, among other changes, have lowered barriers to entry and have made it possible for non-bank institutions to offer products and services that traditionally have been provided by banks. Many of the Corporation's competitors benefit from fewer regulatory constraints and lower cost structures, allowing for more competitive pricing of products and services.

The Gramm-Leach-Bliley Act ("the Act"), which was enacted on November 12, 1999, permits affiliations among banks, securities firms and insurance companies. The Act significantly changes the competitive environment in which the Corporation conducts business. This environment could result in expanded competition and a loss of customers and related revenue.

DISINTERMEDIATION
Disintermediation is the process of eliminating the role of the intermediary in completing a transaction. For the financial services industry, this means eliminating or significantly reducing the role of banks and other depository institutions in completing transactions that have traditionally involved banks. Disintermediation could result in, among other things, the loss of customer deposits and decreases in transactions that generate fee income.

ASSET MANAGEMENT PERFORMANCE
Asset management revenue is primarily based on a percentage of the value of assets under management and performance fees expressed as a percentage of the returns realized on assets under management. A decline in the value of debt and equity instruments, among other things, could cause asset management revenue to decline.

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

o key employee, customer or revenue loss following an acquisition that may be greater than expected; and

o costs or difficulties related to the integration of businesses that may be greater than expected.

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, which include, among other things, credit risk, interest rate risk, liquidity risk, and risk associated with trading activities and financial derivatives. PNC has risk management processes designed to provide for risk identification, measurement and monitoring.

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

NONPERFORMING ASSETS BY TYPE
                                              June 30     December 31
Dollars in millions                              2001            2000
-----------------------------------------------------------------------
Nonaccrual loans
   Commercial                                    $334            $312
   Commercial real estate                          20               3
   Consumer                                         4               2
   Residential mortgage                             4               4
   Lease financing                                 12               2
-----------------------------------------------------------------------
     Total nonaccrual loans                       374             323
Foreclosed and other assets
   Commercial real estate                           2               3
   Residential mortgage                             3               8
   Other                                           11              38
-----------------------------------------------------------------------
     Total foreclosed and other assets             16              49
-----------------------------------------------------------------------
   Total nonperforming assets                    $390            $372
=======================================================================
Nonaccrual loans to total loans                   .85%            .64%
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets      .85             .71
Nonperforming assets to total assets              .56             .53
=======================================================================

The above table excludes $24 million and $18 million of equity management assets carried at estimated fair value at June 30, 2001 and December 31, 2000, respectively. The amount of nonperforming loans that were current as to principal and interest was $108 million at June 30, 2001 and $67 million at December 31, 2000. Approximately one-fourth of nonperforming assets were from portfolios that were designated for downsizing at June 30, 2001.

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

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CHANGE IN NONPERFORMING ASSETS
In millions                                   2001         2000
-----------------------------------------------------------------
January 1                                     $372         $325
Transferred from accrual                       371          190
Returned to performing                         (13)          (3)
Principal reductions                           (96)         (73)
Sales                                         (110)         (11)
Charge-offs and other                         (134)         (75)
-----------------------------------------------------------------
   June 30                                    $390         $353
=================================================================


ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                 Amount             Percent of Loans
                       --------------------------------------------------
                        June 30   December 31    June 30    December 31
Dollars in millions        2001          2000       2001           2000
-------------------------------------------------------------------------
Commercial                  $11           $46        .06%           .22%
Commercial real estate        1             6        .04            .23
Consumer                     21            24        .23            .26
Residential mortgage         37            36        .45            .27
Lease financing               2             1        .05            .03
-----------------------------------------------
  Total                     $72          $113        .16            .22
=========================================================================

Loans not included in nonaccrual or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months totaled $130 million at June 30, 2001.

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

The provision for credit losses for the first six months of 2001 and the evaluation of the allowance for credit losses as of June 30, 2001 reflected changes in loan portfolio composition, the net impact of downsizing credit exposure and changes in asset quality. The unallocated portion of the allowance for credit losses represented 17% of the total allowance and .26% of total loans at June 30, 2001 compared with 20% and .26%, respectively, at December 31, 2000.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   2001         2000
-----------------------------------------------------------------
January 1                                     $675         $674
Charge-offs                                   (148)         (88)
Recoveries                                      23           23
-----------------------------------------------------------------
   Net charge-offs                            (125)         (65)
Provision for credit losses                    125           66
-----------------------------------------------------------------
   June 30                                    $675         $675
=================================================================

The allowance as a percent of nonaccrual loans and total loans was 180% and 1.53%, respectively, at June 30, 2001. The comparable year-end 2000 percentages were 209% and 1.33%, respectively.

CHARGE-OFFS AND RECOVERIES

                                                                  Percent of
Six months ended June 30                                    Net      Average
Dollars in millions       Charge-offs  Recoveries   Charge-offs        Loans
-------------------------------------------------------------------------------
2001
Commercial                       $119         $12          $107         1.05%
Consumer                           20           9            11          .24
Residential mortgage                1                         1          .02
Lease financing                     8           2             6          .30
----------------------------------------------------------------
   Total                         $148         $23          $125          .53
===============================================================================

2000
Commercial                        $59         $10           $49          .45%
Consumer                           23          11            12          .26
Residential mortgage                3           1             2          .03
Lease financing                     3           1             2          .13
----------------------------------------------------------------
   Total                          $88         $23           $65          .26
===============================================================================

Net charge-offs were $125 million or .53% of average loans for the first six months of 2001 compared with $65 million or .26% for the same period in 2000. The increase was primarily related to loans in institutional lending portfolios that PNC is downsizing.

CREDIT-RELATED INSTRUMENTS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk and lower the required regulatory capital associated with commercial lending activities. At June 30, 2001, credit default swaps of $4.4 billion in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities.

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At June 30, 2001, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .5%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .3%.

The Corporation models additional interest rate scenarios covering a wider range of rate movements to identify yield curve, term structure and basis risk exposures. These scenarios are developed based on historical rate relationships or management's expectations regarding the future direction and level of interest rates. Depending on market conditions and other factors, these scenarios may be modeled more or less frequently. Such analyses are used to identify risk and develop strategies.

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

The Corporation's interest rate risk management policies provide that the economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at June 30, 2001, if interest rates were to instantaneously increase by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 1.3% of assets. If interest rates were to instantaneously decrease by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .4% of assets.

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

Access to capital markets funding sources is a key factor affecting liquidity management. Access to such markets is in part based on the Corporation's credit ratings, which are influenced by a number of factors including capital ratios, asset quality and earnings. Additional factors that impact liquidity include the maturity structure of existing assets, liabilities, and off-balance-sheet positions, the level of liquid securities and loans available for sale, and the Corporation's ability to securitize and sell various types of loans.

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities available for sale. At June 30, 2001, such assets totaled $13.7 billion, with $5.9 billion pledged as collateral for borrowings, trust and other commitments. Liquidity can also be obtained through secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A., PNC's largest bank subsidiary, is a member. These borrowings are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At June 30, 2001, approximately $12.0 billion of residential mortgages and other real-estate related loans were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At June 30, 2001, the Corporation had unused capacity under effective shelf registration statements of approximately $1.4 billion of debt and equity securities and $400 million of trust preferred capital securities. In addition, the Corporation had an unused line of credit of $485 million at June 30, 2001.

The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn to the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $313 million at June 30, 2001. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

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

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential loss due to a two standard deviation, one-day move in interest rates. The combined period-end value-at-risk of all trading operations using this measurement was estimated as less than $600 thousand at June 30, 2001.

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

The following table sets forth changes, during the first six months of 2001, in the notional value of financial derivatives used for risk management and designated as accounting hedges under Statement of Financial Accounting Standards ("SFAS") No. 133.


FINANCIAL DERIVATIVES ACTIVITY
                                                                                                                           Weighted-
                                December 31                  January 1                                       June 30         Average
Dollars in millions                    2000  Adjustments (a)      2001  Additions  Maturities  Terminations     2001        Maturity
------------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                   $4,756            $180     $4,936     $4,700     $(1,368)        $(120)  $8,148  2 yrs. 10 mos.
     Pay fixed                            1             248        249        243                      (284)     208          3 yrs.
     Basis swaps                      2,230          (1,773)       457        190                      (360)     287   3 yrs. 2 mos.
   Interest rate caps                   308            (243)        65         44                       (74)      35  3 yrs. 10 mos.
   Interest rate floors               3,238            (238)     3,000         55                    (3,020)      35         10 mos.
   Futures contracts                                                          116                      (116)
---------------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                    10,533          (1,826)     8,707      5,348      (1,368)       (3,974)   8,713
---------------------------------------------------------------------------------------------------------------------
Commercial mortgage banking
  risk management
   Interest rate swaps                  311                        311        588                      (556)     343   9 yrs. 5 mos.
   Total rate of return swaps            75                         75         75         (75)                    75          2 mos.
---------------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management          386                        386        663         (75)         (556)     418
Student lending activities -
  Forward contracts                     347            (347)
Credit-related activities -
  Credit default swaps                4,391          (4,391)
---------------------------------------------------------------------------------------------------------------------
   Total                            $15,657         $(6,564)    $9,093     $6,011     $(1,443)      $(4,530)  $9,131
===================================================================================================================================

(a) Primarily consists of derivatives that are not designated as accounting hedges under SFAS No. 133 and instruments no longer considered financial derivatives under SFAS No. 133.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


The following table sets forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133. Weighted-average interest rates presented are based on the implied forward yield curve at June 30, 2001.



FINANCIAL DERIVATIVES
                                                                                               Weighted-Average Interest Rates
                                                                Notional                     -----------------------------------
June 30, 2001 - dollars in millions                                Value       Fair Value             Paid     Received
--------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (a)
       Receive fixed designated to loans                          $6,835             $ 48             4.77%        5.34%
       Pay fixed designated to loans                                 208               (3)            5.59         5.15
       Basis swaps designated to loans                               287                              5.23         5.43
     Interest rate caps designated to loans (b)                       35                                NM           NM
     Interest rate floors designated to loans (c)                     35                                NM           NM
-----------------------------------------------------------------------------------------------
         Total asset rate conversion                               7,400               45
-----------------------------------------------------------------------------------------------
   Liability rate conversion
     Interest rate swaps (a)
       Receive fixed designated to borrowed funds                  1,313               60             5.99         6.61
-----------------------------------------------------------------------------------------------
         Total liability rate conversion                           1,313               60
-----------------------------------------------------------------------------------------------
     Total interest rate risk management                           8,713              105
-----------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
   Pay fixed interest rate swaps designated to
     securities (a)                                                  154                              6.02         6.16
   Pay fixed interest rate swaps designated to loans (a)             189                4             5.99         6.29
   Pay total rate of return swaps designated to loans (a)             75               (1)            6.45         3.31
-----------------------------------------------------------------------------------------------
     Total commercial mortgage banking risk management               418                3
-----------------------------------------------------------------------------------------------
   Total financial derivatives                                    $9,131             $108
===========================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 78% were based on 1-month LIBOR, 20% on 3-month LIBOR and the remainder on other short-term indices.
(b) Interest rate caps with notional values of $25 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.34%. At June 30, 2001, 3-month LIBOR was 3.84%.
(c) Interest rate floors with notional values of $28 million require the counterparty to pay the excess, if any, weighted-average strike of 4.30% over 3-month LIBOR. At June 30, 2001, 3-month LIBOR was 3.84%.
NM- Not meaningful

The following table sets forth the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are based on the implied forward yield curve at December 31, 2000.

FINANCIAL DERIVATIVES
                                                                                             Weighted-Average Interest Rates
                                                               Notional        Estimated     -------------------------------
December 31, 2000 - dollars in millions                           Value       Fair Value             Paid     Received
------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Asset rate conversion
     Interest rate swaps (a)
       Receive fixed designated to loans                         $3,250              $27             5.96%        5.56%
       Basis swaps designated to other earning assets               226                3             5.63         5.85
     Interest rate caps designated to loans (b)                     308                4               NM           NM
     Interest rate floors designated to loans (c)                 3,238               (1)              NM           NM
---------------------------------------------------------------------------------------------
         Total asset rate conversion                              7,022               33
---------------------------------------------------------------------------------------------
   Liability rate conversion
     Interest rate swaps (a)
       Receive fixed designated to:
         Interest-bearing deposits                                  125                4             5.85         6.73
         Borrowed funds                                           1,381               57             5.96         6.60
       Pay fixed designated to borrowed funds                         1                              5.88         5.78
       Basis swaps designated to borrowed funds                   2,004               10             5.76         5.79
---------------------------------------------------------------------------------------------
         Total liability rate conversion                          3,511               71
---------------------------------------------------------------------------------------------
     Total interest rate risk management                         10,533              104
---------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
   Pay fixed interest rate swaps designated to securities (a)       135               (8)            6.94         6.04
   Pay fixed interest rate swaps designated to loans (a)            176                3             5.76         5.99
   Pay total rate of return swaps designated to loans (a)            75               (5)            5.76         6.15
---------------------------------------------------------------------------------------------
     Total commercial mortgage banking risk management              386              (10)
---------------------------------------------------------------------------------------------
Student lending activities - Forward contracts (d)                  347                                NM           NM
Credit-related activities - Credit default swaps (d)              4,391               (2)              NM           NM
---------------------------------------------------------------------------------------------
   Total financial derivatives                                  $15,657              $92
==============================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 62% were based on 1-month LIBOR, 36% on 3-month LIBOR and the remainder on other short-term indices.
(b) Interest rate caps with notional values of $61 million, $95 million and $150 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.00%, 1-month LIBOR over a weighted-average strike of 5.68% and Prime over a weighted-average strike of 8.76%, respectively. At December 31, 2000, 3-month LIBOR was 6.40%, 1-month LIBOR was 6.56% and Prime was 9.50%.
(c) Interest rate floors with notional values of $3.0 billion, require the counterparty to pay the excess, if any, of the weighted-average strike of 4.63% over 3-month LIBOR. At December 31, 2000, 3-month LIBOR was 6.40%.
(d) Due to the structure of these contracts, they are no longer considered financial derivatives under SFAS No. 133.
NM- Not meaningful


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


OTHER DERIVATIVES
                                                             At June 30, 2001
                                 ----------------------------------------------------------------------         2001
                                                         Positive         Negative                           Average
                                    Notional                 Fair             Fair       Net Asset              Fair
In millions                            Value                Value            Value      (Liability)         Value (a)
-----------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                           $15,551                 $182            $(196)           $(14)              $(8)
     Caps/floors
       Sold                            4,361                                   (20)            (20)              (20)
       Purchased                       3,349                   18                               18                18
   Foreign exchange                    4,306                   62              (53)              9                12
   Other                               3,659                   51              (48)              3                 2
-----------------------------------------------------------------------------------------------------------------------
   Total customer-related             31,226                  313             (317)             (4)                4
Other                                  4,615                   23               (5)             18                19
-----------------------------------------------------------------------------------------------------------------------
   Total other derivatives           $35,841                 $336            $(322)            $14               $23
=======================================================================================================================

(a)  Represents average for six months ended June 30, 2001.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

SECOND QUARTER 2001 VS.
SECOND QUARTER 2000

Earnings for the second quarter of 2001 were $295 million or $1.00 per diluted share compared with earnings of $299 million or $1.01 per diluted share for the second quarter of 2000. Excluding a $22 million or $0.08 per diluted share net loss from venture capital activities, second quarter 2001 earnings per diluted share increased 7% to $1.08 per diluted share. Return on average common shareholders' equity was 18.13% and return on average assets was 1.67% for the second quarter of 2001 compared with 20.77% and 1.74%, respectively, for the second quarter of 2000.

Taxable-equivalent net interest income of $569 million for the second quarter of 2001 increased $19 million or 3% compared with the second quarter of 2000 and the net interest margin widened 13 basis points to 3.76% for the second quarter of 2001. The increases were primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio.

The provision for credit losses was $45 million for the second quarter of 2001 compared with $35 million for the second quarter of 2000. The increase was primarily related to institutional lending portfolios that PNC is downsizing.

Noninterest income was $720 million for the second quarter of 2001 and included $30 million of venture capital losses. Excluding venture capital gains and losses in both years, noninterest income increased 10% compared with the second quarter of 2000 primarily due to growth in asset management and processing revenue.

Asset management fees of $214 million for the second quarter of 2001 increased $18 million or 9% compared with the second quarter of 2000. The increase was primarily driven by new institutional business and strong fixed-income performance at BlackRock, partially offset by the impact of weak equity markets on investment management and trust revenue in PNC Advisors. Fund servicing fees of $182 million for the second quarter of 2001 increased $18 million or 11% compared with the second quarter of 2000 primarily due to existing and new client growth.

Service charges on deposits were $54 million for the second quarter of 2001, up 8% compared with the same period last year primarily due to an increase in transaction deposit accounts. Brokerage fees were $55 million for the second quarter of 2001 compared with $60 million for the second quarter of 2000. The decrease was primarily due to a decline in equity markets activity. Consumer services revenue of $58 million for the second quarter of 2001 increased $7 million or 14% compared with the prior-year quarter primarily due to the expansion of PNC's ATM network and the increase in transaction deposit accounts.

Corporate services revenue was $76 million for the second quarter of 2001 compared with $80 million for the second quarter of 2000. Higher commercial mortgage servicing and treasury management revenue was more than offset by valuation adjustments of other assets and lower commercial mortgage-backed securitization gains.

Equity management reflected net losses of $30 million for the second quarter of 2001 compared with $48 million of net gains for the second quarter of 2000. The decrease primarily resulted from a decline in the estimated fair value of partnership and direct investments.

Net securities gains were $17 million for the second quarter of 2001. The gains were mostly offset by $10 million of valuation adjustments that are reflected in corporate services revenue. Other noninterest income was $94 million for the second quarter of 2001 compared with $79 million for the second quarter of 2000. The increase was primarily due to higher revenue from trading activities and residential mortgage loan securitization gains.

Noninterest expense was $789 million and the efficiency ratio was 58% in the second quarter of 2001 compared with $780 million and 57%, respectively, during the second quarter of 2000. The increases were primarily related to the expansion of asset management and processing businesses.

Total assets were $70.0 billion at June 30, 2001 compared with $75.7 billion at June 30, 2000 prior to the sale of PNC's residential mortgage banking business. On the same basis, average interest-earning assets were $60.0 billion for the second quarter of 2001 compared with $64.8 billion for the second quarter of 2000. The decrease was primarily due to an $8.7 billion reduction in loans and loans held for sale that resulted from the sale of the residential mortgage banking business and other balance sheet downsizing initiatives, partially offset by a $3.7 billion increase in securities available for sale that primarily resulted from the securitization of certain residential mortgage loans.

Average deposits from continuing operations were $45.4 billion and represented 64% of total sources of funds for the second quarter of 2001 compared with $45.5 billion and 66%, respectively, in the second quarter of 2000. While total deposits remained essentially unchanged, an increase in transaction deposits of $2.3 billion or 8% was mostly offset by a $2.2 billion decrease in higher-cost retail certificates and wholesale deposits.

Average borrowed funds declined to $14.0 billion for the second quarter of 2001 compared with $19.4 billion for the second quarter of 2000 prior to the sale of PNC's residential mortgage banking business.

Nonperforming assets were $390 million at June 30, 2001 compared with $353 million at June 30, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .85% at June 30, 2001 compared with .67% at June 30, 2000. The increase primarily resulted from the downsizing of the loan portfolio.

The allowance for credit losses was $675 million and represented 1.53% of period-end loans and 180% of nonaccrual loans at June 30, 2001. The comparable ratios were 1.34% and 217%, respectively, at June 30, 2000. Net charge-offs were $45 million or .40% of average loans in the second quarter of 2001. The comparable amounts were $34 million or .27%, respectively, in the second quarter of 2000.

FORWARD-LOOKING STATEMENTS

This report and other statements made by the Corporation may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook or expectations for earnings, revenues, asset quality, share repurchases, and other future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "outlook," "forecast," "estimate," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

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

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) adjustments to recorded results of the sale of the residential mortgage banking business after final settlement is completed;

(2) changes in economic or industry conditions, the interest rate environment or financial and capital markets, which could result in: a deterioration in credit quality and increased credit losses; an adverse effect on the allowance for loan losses; a reduction in demand for credit or fee-based products and services, net interest income, value of assets under management and assets serviced, value of debt and equity investments, or value of on-balance sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

(3)  relative investment performance of assets under management;

(4) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, and PNC's inability to realize cost savings or revenue enhancements, implement integration plans and other consequences of mergers, acquisitions, restructurings and divestitures;

(5) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;

(6)  the impact of increased competition;

(7) the means PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and investments in PNC businesses;

(8)  the inability to manage risks inherent in PNC's business;

(9)  the unfavorable resolution of legal proceedings;

(10) the denial of insurance coverage for claims made by PNC;

(11) an increase in the number of customer or counterparty delinquencies, bankruptcies or defaults that could result in, among other things, increased credit and asset quality risk, a higher loan loss provision and reduced profitability;

(12) the impact, extent and timing of technological changes; and

(13) actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

Some of the above factors are described in more detail in the Risk Factors section of this Financial Review and factors relating to credit risk, interest rate risk, liquidity risk, trading activities, and financial and other derivatives are discussed in the Risk Management section of this Financial Review. Other factors are described elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                                  Three months ended June 30            Six months ended June 30
                                                                -------------------------------      -----------------------------
In millions, except per share data                                    2001           2000                  2001           2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $839         $1,009                $1,820         $1,993
Securities available for sale                                          177             97                   299            191
Loans held for sale                                                     31             52                    68            116
Other                                                                   32             22                    64             41
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                             1,079          1,180                 2,251          2,341
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               334            397                   731            766
Borrowed funds                                                         180            238                   401            475
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              514            635                 1,132          1,241
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 565            545                 1,119          1,100
Provision for credit losses                                             45             35                   125             66
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                520            510                   994          1,034
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       214            196                   437            382
Fund servicing                                                         182            164                   363            319
Service charges on deposits                                             54             50                   104            100
Brokerage                                                               55             60                   109            131
Consumer services                                                       58             51                   113             98
Corporate services                                                      76             80                   152            162
Equity management                                                      (30)            48                   (69)           135
Net securities gains (losses)                                           17                                   46             (3)
Other                                                                   94             79                   166            132
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            720            728                 1,421          1,456
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          418            396                   839            807
Net occupancy                                                           54             48                   107            101
Equipment                                                               60             55                   117            111
Amortization                                                            27             28                    53             56
Marketing                                                               16             19                    25             32
Distributions on capital securities                                     16             17                    33             33
Other                                                                  198            217                   390            432
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           789            780                 1,564          1,572
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  451            458                   851            918
Income taxes                                                           156            159                   291            317
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   295            299                   560            601
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $10, $0 and $15)                                                           16                    40             22
----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change               295            315                   600            623
Cumulative effect of accounting change (less applicable
   income taxes of $2)                                                                                       (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $295           $315                  $595           $623
----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Continuing operations
   Basic                                                             $1.01          $1.01                 $1.91          $2.03
   Diluted                                                            1.00           1.01                  1.89           2.02
Net income
   Basic                                                             $1.01          $1.07                 $2.03          $2.11
   Diluted                                                            1.00           1.06                  2.01           2.09

CASH DIVIDENDS DECLARED PER COMMON SHARE                              $.48           $.45                  $.96           $.90

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                               288            290                   289            291
   Diluted                                                             291            292                   292            293
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.


                                                                             June 30           December 31
In millions, except par value                                                   2001                  2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $3,659                $3,662
Short-term investments                                                           793                 1,151
Loans held for sale                                                            1,613                 1,655
Securities available for sale                                                 11,258                 5,902
Loans, net of unearned income of $1,073 and $999                              44,167                50,601
   Allowance for credit losses                                                  (675)                 (675)
------------------------------------------------------------------------------------------------------------------
   Net loans                                                                  43,492                49,926
Goodwill and other amortizable assets                                          2,405                 2,468
Investment in discontinued operations                                                                  356
Other                                                                          6,793                 4,724
------------------------------------------------------------------------------------------------------------------
   Total assets                                                              $70,013               $69,844
==================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                        $9,009                $8,490
   Interest-bearing                                                           36,817                39,174
------------------------------------------------------------------------------------------------------------------
     Total deposits                                                           45,826                47,664
Borrowed funds
   Federal funds purchased                                                     1,444                 1,445
   Repurchase agreements                                                         569                   607
   Bank notes and senior debt                                                  4,496                 6,110
   Federal Home Loan Bank borrowings                                           2,464                   500
   Subordinated debt                                                           2,349                 2,407
   Other borrowed funds                                                          797                   649
------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                     12,119                11,718
Other                                                                          4,472                 2,958
------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                          62,417                62,340
------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                   848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                    5                     7
Common stock - $5 par value
   Authorized 800 and 450 shares
   Issued 353 shares                                                           1,764                 1,764
Capital surplus                                                                1,257                 1,303
Retained earnings                                                              7,010                 6,736
Deferred benefit expense                                                         (25)                  (25)
Accumulated other comprehensive loss from continuing operations                  (60)                  (43)
Accumulated other comprehensive loss from discontinued operations                                      (45)
Common stock held in treasury at cost: 64 and 63 shares                       (3,203)               (3,041)
------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                  6,748                 6,656
------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity            $70,013               $69,844
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.


Six months ended June 30 - in millions                                                                2001             2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $595             $623
Discontinued operations                                                                                (40)             (22)
Cumulative effect of accounting change                                                                   5
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      560              601
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                         125               66
   Depreciation, amortization and accretion                                                            167              173
   Deferred income taxes                                                                               171              191
   Net securities (gains) losses                                                                       (45)               1
   Valuation adjustments                                                                                 9               23
Change in
   Loans held for sale                                                                                  26            1,149
   Other                                                                                              (284)            (936)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         729            1,268
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                     90             (717)
Repayment of securities available for sale                                                           1,153              442
Sales
   Securities available for sale                                                                    10,301            3,455
   Loans                                                                                             2,557               16
   Foreclosed assets                                                                                    11               20
Purchases
   Securities available for sale                                                                   (13,113)          (3,293)
   Loans                                                                                              (234)
Net cash received (paid) for acquisitions/divestitures                                                 503               (4)
Other                                                                                                   11             (117)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                                1,279             (198)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                        519              705
   Interest-bearing deposits                                                                        (2,357)            (126)
   Federal funds purchased                                                                              (1)            (399)
Sales/issuances
   Repurchase agreements                                                                           115,246           76,929
   Bank notes and senior debt                                                                                         2,847
   Federal Home Loan Bank borrowings                                                                 3,123            2,081
   Subordinated debt                                                                                     1              593
   Other borrowed funds                                                                             18,960           20,335
   Common stock                                                                                        128               71
Repayments/maturities
   Repurchase agreements                                                                          (115,284)         (76,827)
   Bank notes and senior debt                                                                       (1,615)          (2,945)
   Federal Home Loan Bank borrowings                                                                (1,155)          (3,000)
   Subordinated debt                                                                                  (100)            (494)
   Other borrowed funds                                                                            (18,813)         (20,292)
Acquisition of treasury stock                                                                         (279)            (238)
Series F preferred stock tender offer                                                                  (96)
Cash dividends paid                                                                                   (288)            (271)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (2,011)          (1,031)
---------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                                          (3)              39
     Cash and due from banks at beginning of year                                                    3,662            3,080
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,659           $3,119
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                       $1,105           $1,262
     Income taxes                                                                                      100              185
NON-CASH ITEMS
     Transfer of residential loans to securities available for sale                                  3,775
     Transfer from loans held for sale to loans                                                          6
     Transfer from loans to other assets                                                                 5               22
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


BUSINESS The PNC Financial Services Group, Inc. ("Corporation" or "PNC") is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain asset management and global fund services internationally. PNC is subject to intense competition from other financial services companies and is subject to regulation by various domestic and international authorities.

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

The consolidated financial statements and notes to consolidated financial statements reflect the residential mortgage banking business, which was sold on January 31, 2001, in discontinued operations, unless otherwise noted.

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

FAIR VALUE HEDGING STRATEGIES
The Corporation enters into interest rate and total rate of return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, securities available for sale, commercial loans, bank notes and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in either net interest income or noninterest income depending on the hedged item.

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

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of Financial Accounting Standards Board ("FASB") Statement No. 125) was issued in September 2000. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the standard. As required, the Corporation began application of the new rules prospectively to transactions beginning in the second quarter of 2001. SFAS No. 140 also requires certain disclosures pertaining to securitization transactions effective for fiscal years ended after December 15, 2000. PNC included these required disclosures in its December 31, 2000 consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The statement also addresses disclosure requirements for business combinations and initial recognition and measurement criteria for goodwill and other intangible assets as a result of purchase business combinations.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting from amortizing goodwill to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, will cease upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Corporation will adopt SFAS No. 142 effective January 1, 2002. Assuming no impairment adjustments are necessary, no future business combinations and no other changes to goodwill, the Corporation expects net income to increase by approximately $94 million in 2002 resulting from the cessation of goodwill amortization.


DISCONTINUED OPERATIONS
On January 31, 2001, PNC closed the sale of its residential mortgage banking business to Washington Mutual, F.A. The income and net assets of the residential mortgage banking business, which are presented on one line in the income statement and balance sheet, respectively, are as follows:

INCOME FROM DISCONTINUED OPERATIONS

Six months ended June 30 - in millions          2001       2000
-----------------------------------------------------------------
Total income from operations after tax           $15        $22
Total gain on disposal after tax                  25
-----------------------------------------------------------------
   Total income from discontinued
     operations                                  $40        $22
=================================================================

Certain closing date adjustments are currently in dispute between PNC and the buyer. The disputed matters will be resolved in accordance with procedures provided for in the purchase agreement. The ultimate financial impact of the sale will not be determined until final settlement is completed.

INVESTMENT IN DISCONTINUED OPERATIONS

December 31 - in millions                                   2000
-----------------------------------------------------------------
Loans held for sale                                       $3,003
Securities available for sale                              3,016
Loans, net of unearned income                                739
Goodwill and other amortizable assets                      1,925
All other assets                                           1,168
-----------------------------------------------------------------
   Total assets                                            9,851
-----------------------------------------------------------------
Deposits                                                   1,150
Borrowed funds                                             7,601
Other liabilities                                            744
-----------------------------------------------------------------
   Total liabilities                                       9,495
-----------------------------------------------------------------
      Net assets                                            $356
=================================================================

CASH FLOWS
During the first six months of 2001, divestiture activity that affected cash flows consisted of $383 million of divested net assets and cash receipts of $503 million. During the first six months of 2000, acquisition activity that affected cash flows consisted of $22 million of acquired assets, $2 million of acquired liabilities and cash payments of $3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


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



Net trading income for the first six months of 2001 totaled $78 million compared with $37 million for the prior-year period and was included in noninterest income as follows:

Six months ended June 30 - in millions         2001       2000
----------------------------------------------------------------
Corporate services                               $1
Equity management                                          $(4)
Other noninterest income
   Market making                                 25         21
   Derivatives trading                           39          7
   Foreign exchange                              12         11
   Other                                          1          2
----------------------------------------------------------------
Net trading income                              $78        $37
================================================================


SECURITIES AVAILABLE FOR SALE

                                                                               Unrealized
                                                   Amortized      -------------------------------------        Fair
In millions                                             Cost            Gains                Losses           Value
-----------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
Debt securities
   U.S. Treasury and government agencies              $1,467               $1                  $(29)         $1,439
   Mortgage-backed                                     7,643               12                   (54)          7,601
   Asset-backed                                        1,333                                    (16)          1,317
   State and municipal                                    67                2                                    69
   Other debt                                            439                                                    439
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                            10,949               15                   (99)         10,865
Corporate stocks and other                               401               53                   (61)            393
-----------------------------------------------------------------------------------------------------------------------
   Total securities available for sale               $11,350              $68                 $(160)        $11,258
=======================================================================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies                 $313              $1                   $(1)           $313
   Mortgage-backed                                      4,037              13                   (48)          4,002
   Asset-backed                                           902               1                   (10)            893
   State and municipal                                     94               2                                    96
   Other debt                                              73               1                    (1)             73
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                              5,419              18                   (60)          5,377
Corporate stocks and other                                537               2                   (14)            525
-----------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                 $5,956             $20                  $(74)         $5,902
=======================================================================================================================


The fair value of securities available for sale at June 30, 2001 was $11.3 billion compared with $5.9 billion at December 31, 2000. Securities represented 16% of total assets at June 30, 2001 compared with 8% at December 31, 2000. The increase was primarily due to residential mortgage loan securitizations and purchases of U.S. agencies, asset-backed and other debt securities during the first six months of 2001. The expected weighted-average life of securities available for sale was 5 years and 6 months at June 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At June 30, 2001, the securities available for sale balance included a net unrealized loss of $92 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2000 was a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains associated with the disposition of securities available for sale were $46 million for the first six months of 2001 compared with net losses of $3 million for the first six months of 2000. Net securities losses of $1 million for the first six months of 2001, and net securities gains of $2 million for the first 6 months of 2000, related to commercial mortgage banking activities, were included in corporate services revenue.

NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                            June 30   December 31
In millions                                    2001          2000
-------------------------------------------------------------------
Nonaccrual loans                               $374          $323
Foreclosed and other assets                      16            49
-------------------------------------------------------------------
   Total nonperforming assets                  $390          $372
===================================================================

The above table excludes $24 million and $18 million of equity management assets carried at estimated fair value at June 30, 2001 and December 31, 2000, respectively.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:


In millions                                    2001          2000
-------------------------------------------------------------------
Allowance at January 1                         $675          $674
Charge-offs
   Commercial                                  (119)          (59)
   Consumer                                     (20)          (23)
   Residential mortgage                          (1)           (3)
   Lease financing                               (8)           (3)
-------------------------------------------------------------------
     Total charge-offs                         (148)          (88)
Recoveries
   Commercial                                    12            10
   Consumer                                       9            11
   Residential mortgage                                         1
   Lease financing                                2             1
-------------------------------------------------------------------
     Total recoveries                            23            23
-------------------------------------------------------------------
Net charge-offs
   Commercial                                  (107)          (49)
   Consumer                                     (11)          (12)
   Residential mortgage                          (1)           (2)
   Lease financing                               (6)           (2)
-------------------------------------------------------------------
       Total net charge-offs                   (125)          (65)
Provision for credit losses                     125            66
-------------------------------------------------------------------
   Allowance at June 30                        $675          $675
===================================================================


FINANCIAL DERIVATIVES
Effective January 1, 2001, the Corporation implemented SFAS No. 133. As a result of the adoption of this statement, the Corporation recognized, in the first quarter of 2001, an after-tax loss from the cumulative effect of a change in accounting principle of $5 million reported in the consolidated income statement and an after-tax accumulated other comprehensive loss of $4 million. The impact of the adoption of this standard related to the residential mortgage banking business that was sold is reflected in the results of discontinued operations.

Earnings adjustments resulting from cash flow and fair value hedge ineffectiveness were not significant to the results of operations of the Corporation during the first six months of 2001.

During the next twelve months, the Corporation expects to reclassify to earnings $50 million of pretax net gains on cash flow hedge derivatives currently reported in accumulated other comprehensive income. These net gains may result from anticipated net cash flows on receive fixed interest rate swaps and would offset reductions in net interest income recognized on the related floating rate commercial loans.

At June 30, 2001 and December 31, 2000, the Corporation's exposure to credit losses with respect to financial derivatives was not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $228 million for the second quarter of 2001 and $543 million for the first six months of 2001, compared with $301 million and $595 million, respectively, in 2000.

The Corporation's other comprehensive income consists of unrealized gains or losses on securities available for sale and cash flow hedge derivatives, foreign currency translation and minimum pension liability adjustments. The income effects allocated to each component of other comprehensive income are as follows:


Six months ended June 30, 2001          Pretax    Tax Benefit    After-tax
In millions                             Amount       (Expense)      Amount
-----------------------------------------------------------------------------
Unrealized securities losses              $(43)           $15         $(28)
Less: Reclassification
      adjustment for losses
      realized in net income                (5)             2           (3)
-----------------------------------------------------------------------------
   Net unrealized securities
     losses                                (38)            13          (25)
-----------------------------------------------------------------------------
SFAS No. 133 transition
   adjustment                               (6)             2           (4)
Unrealized gains on cash flow
   hedge derivatives                         9             (3)           6
Less: Reclassification
      adjustment for losses
      realized in net income               (11)             4           (7)
-----------------------------------------------------------------------------
   Net unrealized gains on
     cash flow hedge
     derivatives                            14             (5)           9
Foreign currency translation
   adjustment                               (2)             1           (1)
-----------------------------------------------------------------------------
   Other comprehensive loss
     from continuing operations           $(26)            $9         $(17)
=============================================================================


Year ended December 31, 2000            Pretax    Tax Benefit    After-tax
In millions                             Amount       (Expense)      Amount
-----------------------------------------------------------------------------

Unrealized securities gains               $127           $(41)         $86
Less: Reclassification
      adjustment for losses
      realized in net income                (3)             1           (2)
-----------------------------------------------------------------------------
   Net unrealized securities
     gains                                 130            (42)          88
Minimum pension liability
   adjustment                                2             (1)           1
-----------------------------------------------------------------------------
   Other comprehensive income
     from continuing operations           $132           $(43)         $89
=============================================================================


The accumulated balances related to each component of other comprehensive loss are as follows:

                                            June 30    December 31
In millions                                    2001           2000
---------------------------------------------------------------------
Net unrealized securities losses               $(57)          $(32)
Net unrealized gains on cash flow hedge
   derivatives                                    9
Minimum pension liability adjustment            (11)           (11)
Foreign currency translation adjustment          (1)
---------------------------------------------------------------------
   Accumulated other comprehensive loss
     from continuing operations                $(60)          $(43)
=====================================================================

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                                          Three months ended      Six months ended
                                                                                                     June 30               June 30
                                                                                        --------------------    -------------------
In millions, except share and per share data                                                 2001       2000      2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                            $295       $299      $560        $601
Less: Preferred dividends declared                                                              5          5        10          10
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share               290        294       550         591
Income from discontinued operations applicable to basic earnings per common share                         16        40          22
Cumulative effect of accounting change applicable to basic earnings per common share                                (5)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                  $290       $310      $585        $613

Basic weighted-average common shares outstanding (in thousands)                           288,269    289,804   288,734     290,847

Basic earnings per common share from continuing operations                                  $1.01      $1.01     $1.91      $2.03
Basic earnings per common share from discontinued operations                                             .06       .14        .08
Basic earnings per common share from cumulative effect of accounting change                                       (.02)
-----------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                          $1.01      $1.07     $2.03      $2.11
===================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                            $295       $299      $560        $601
Less: Dividends declared on nonconvertible preferred stock Series F                             5          4         9           9
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share             290        295       551         592
Income from discontinued operations applicable to diluted earnings per common share                       16        40          22
Cumulative effect of accounting change applicable to diluted earnings per common share                              (5)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                                $290       $311      $586        $614

Basic weighted-average common shares outstanding (in thousands)                           288,269    289,804   288,734     290,847
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                             107        121       109         121
     Conversion of preferred stock Series C and D                                             884      1,012       892       1,020
     Conversion of debentures                                                                  17         20        17          21
     Exercise of stock options                                                              1,830      1,163     2,044         924
     Incentive share awards                                                                   309         69       305         216
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                         291,416    292,189   292,101     293,149

Diluted earnings per common share from continuing operations                                $1.00      $1.01     $1.89       $2.02
Diluted earnings per common share from discontinued operations                                           .05       .14         .07
Diluted earnings per common share from cumulative effect of accounting change                                     (.02)
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                        $1.00      $1.06     $2.01       $2.09
===================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


SEGMENT REPORTING
PNC operates seven major businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.

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

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, loan portfolios and businesses that have been designated for downsizing during 2000 or earlier, equity management activities, minority interests, residual asset and liability management activities, eliminations and unassigned items, the impact of which is reflected in the "Other" category.

BUSINESS SEGMENT PRODUCTS AND SERVICES
Regional Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform includes lending as well as processing businesses. The processing businesses include Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and Columbia Housing Partners, LP, a national syndicator of affordable housing equity.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with $213 billion of assets under management at June 30, 2001. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions brand name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides customized processing solutions to the international marketplace through its Dublin, Ireland and Luxembourg operations.

RESULTS OF BUSINESSES

                                                              PNC
                                Regional                     Real        PNC
Three months ended June 30     Community     Corporate     Estate   Business        PNC
In millions                      Banking       Banking    Finance     Credit   Advisors  BlackRock     PFPC     Other       Total
-----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)             $364          $128        $28        $27        $36        $2      $(16)                 $569
Noninterest income                   194            64         25          6        154       135       183      $(41)        720
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     558           192         53         33        190       137       167       (41)      1,289
Provision for credit losses           10            31         (2)         3          1                             2          45
Depreciation and amortization         21             4          6                     4         6        11        15          67
Other noninterest expense            251            91         34          8        124        86       131        (3)        722
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   276            66         15         22         61        45        25       (55)        455
Income taxes                          99            24         (3)         8         22        19        10       (19)        160
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $177           $42        $18        $14        $39       $26       $15      $(36)       $295
===================================================================================================================================
Inter-segment revenue                 $1            $1                              $16        $5        $3      $(26)
===================================================================================================================================
AVERAGE ASSETS                   $40,028       $16,289     $5,205     $2,480     $3,336      $571    $1,749    $1,058     $70,716
===================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)             $359          $138        $32        $25        $33        $1      $(12)     $(26)       $550
Noninterest income                   155            68         25          4        161       113       165        37         728
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     514           206         57         29        194       114       153        11       1,278
Provision for credit losses           10            23                     2                                                   35
Depreciation and amortization         21             4          5                     3         5        13        12          63
Other noninterest expense            249            91         27          7        120        73       124        26         717
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   234            88         25         20         71        36        16       (27)        463
Income taxes                          82            32          5          7         26        15         6        (9)        164
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $152           $56        $20        $13        $45       $21       $10      $(18)       $299
===================================================================================================================================
Inter-segment revenue                 $1            $1                              $21        $3                $(26)
===================================================================================================================================
AVERAGE ASSETS                   $38,498       $16,270     $5,826     $2,262     $3,556      $434    $1,571      $240     $68,657
===================================================================================================================================

Six months ended June 30
In millions
-----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)             $718          $268        $57        $51        $68        $4      $(31)      $(7)     $1,128
Noninterest income                   382           116         49         20        321       269       363       (99)      1,421
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                   1,100           384        106         71        389       273       332      (106)      2,549
Provision for credit losses           20            88         (2)         8          1                            10         125
Depreciation and amortization         42             7         11          1          8        12        21        29         131
Other noninterest expense            509           189         65         15        248       172       258       (23)      1,433
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   529           100         32         47        132        89        53      (122)        860
Income taxes                         190            34         (6)        17         49        37        21       (42)        300
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $339           $66        $38        $30        $83       $52       $32      $(80)       $560
===================================================================================================================================
Inter-segment revenue                 $2            $2                              $35        48        $3      $(50)
===================================================================================================================================
AVERAGE ASSETS                   $40,321       $16,612     $5,291     $2,429     $3,420      $571    $1,742      $861     $71,247
===================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)             $703          $272        $59        $49        $68        $2      $(22)     $(21)     $1,110
Noninterest income                   288           148         44          8        330       221       320        97       1,456
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     991           420        103         57        398       223       298        76       2,566
Provision for credit losses           22            38                     2          3                             1          66
Depreciation and amortization         42             7         10          1          7        10        26        26         129
Other noninterest expense            492           189         57         13        251       144       246        51       1,443
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   435           186         36         41        137        69        26        (2)        928
Income taxes                         154            66          3         15         51        29        10        (1)        327
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $281          $120        $33        $26        $86       $40       $16       $(1)       $601
===================================================================================================================================
Inter-segment revenue                 $2            $2                              $43        $6                $(53)
===================================================================================================================================
AVERAGE ASSETS                   $38,182       $16,110     $5,604     $2,173     $3,577      $434    $1,587      $833     $68,500
===================================================================================================================================

(a) Taxable-equivalent basis

Statistical Information
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                    Six months ended June 30
                                                              ---------------------------------------------------------------------
                                                                            2001                              2000
                                                              ---------------------------------------------------------------------
                                                                                     Average                               Average
Dollars in millions                                              Average             Yields/     Average                   Yields/
Taxable-equivalent basis                                        Balances   Interest    Rates    Balances     Interest        Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                             $1,862        $68     7.19%     $2,948         $116         7.76%
  Securities available for sale
    U.S. Treasury and government agencies and corporations         3,813        111     5.82       1,792           52         5.76
    Other debt                                                     5,968        185     6.22       3,660          120         6.52
    Other                                                            114          4     6.39         616           21         6.97
------------------------------------------------------------------------------------           ------------------------
      Total securities available for sale                          9,895        300     6.06       6,068          193         6.35
  Loans, net of unearned income
    Commercial                                                    20,575        797     7.70      21,917          911         8.23
    Commercial real estate                                         2,576        103     7.92       2,690          118         8.67
    Consumer                                                       9,090        382     8.49       9,228          389         8.46
    Residential mortgage                                          10,554        384     7.27      12,577          446         7.08
    Lease financing                                                4,024        145     7.19       3,004          109         7.26
    Other                                                            490         18     7.36         682           28         8.28
------------------------------------------------------------------------------------           ------------------------
      Total loans, net of unearned income                         47,309      1,829     7.72      50,098        2,001         7.95
  Other                                                            1,592         63     8.03       1,194           41         6.99
------------------------------------------------------------------------------------           ------------------------
   Total interest-earning assets/interest income                  60,658      2,260     7.44      60,308        2,351         7.76
Noninterest-earning assets
  Investment in discontinued operations                             103                              430
  Allowance for credit losses                                      (683)                            (686)
  Cash and due from banks                                          2,942                           2,571
  Other assets                                                     8,330                           6,307
-------------------------------------------------------------------------                      -----------
     Total assets                                                $71,350                         $68,930
-------------------------------------------------------------------------                      -----------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                      $20,707        296     2.88     $18,125          297         3.30
    Savings                                                        1,928         11     1.12       2,123           18         1.69
    Retail certificates of deposit                                13,190        374     5.73      14,497          386         5.35
    Other time                                                       551         18     6.58         639           20         6.40
    Deposits in foreign offices                                    1,248         32     5.05       1,486           45         5.94
------------------------------------------------------------------------------------           ------------------------
     Total interest-bearing deposits                              37,624        731     3.92      36,870          766         4.17
  Borrowed funds
    Federal funds purchased                                        2,775         72     5.14       2,221           67         5.96
    Repurchase agreements                                          1,116         23     4.04         682           19         5.49
    Bank notes and senior debt                                     5,540        158     5.67       6,869          217         6.25
    Federal Home Loan Bank borrowings                              2,001         52     5.20       1,922           57         5.89
    Subordinated debt                                              2,386         86     7.22       2,398           89         7.44
    Other borrowed funds                                             383         10     5.29         785           26         6.43
------------------------------------------------------------------------------------           ------------------------
     Total borrowed funds                                         14,201        401     5.63      14,877          475         6.33
------------------------------------------------------------------------------------           ------------------------
    Total interest-bearing liabilities/interest expense           51,825      1,132     4.38      51,747        1,241         4.79
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits                    8,210                           8,028
  Accrued expenses and other liabilities                           3,803                           2,341
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                          848                             848
  Shareholders' equity                                             6,664                           5,966
-------------------------------------------------------------------------                      -----------
     Total liabilities, capital securities and shareholders'     $71,350                         $68,930
       equity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                    3.06                                  2.97
   Impact of noninterest-bearing sources                                                 .64                                   .68
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                              $1,128     3.70%                  $1,110         3.65%
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

Loan fees for the six months ended June 30, 2001 and June 30, 2000, were $59 million and $60 million, respectively. For each of the three months ended June 30, 2001, March 31, 2001 and June 30, 2000 loan fees were $30 million, $29 million and $31 million, respectively.

-----------------------------------------------------------------------------------------------------------------------------------
             Second Quarter 2001                           First Quarter 2001                       Second Quarter 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                 Average                                    Average                                     Average
  Average                        Yields/         Average                    Yields/      Average                        Yields/
 Balances       Interest           Rates        Balances     Interest         Rates     Balances       Interest           Rates
-----------------------------------------------------------------------------------------------------------------------------------


   $1,720            $31            7.06%         $2,005          $37          7.31%      $2,577            $52            8.11%

    3,696             54            5.79           3,933           57          5.84        1,648             25            6.11
    7,913            122            6.18           4,001           63          6.32        3,742             62            6.58
      101              2            7.33             127            2          5.63          619             11            7.02
--------------------------                     ------------------------               ---------------------------
   11,710            178            6.07           8,061          122          6.08        6,009             98            6.50

   20,271            375            7.31          20,882          422          8.09       22,042            464            8.33
    2,572             48            7.40           2,580           55          8.44        2,682             59            8.74
    9,096            188            8.29           9,085          194          8.70        9,209            198            8.63
    8,459            152            7.18          12,673          232          7.32       12,571            223            7.09
    4,149             74            7.08           3,897           71          7.32        3,049             55            7.19
      459              7            6.66             520           11          7.98          676             14            8.50
--------------------------                     ------------------------               ---------------------------
   45,006            844            7.46          49,637          985          7.96       50,229          1,013            8.03
    1,562             30            7.94           1,831           33          7.20        1,276             22            7.01
--------------------------                     ------------------------               ---------------------------
   59,998          1,083            7.19          61,534        1,177          7.67       60,091          1,185            7.86

                                                     207                                     448
     (683)                                          (683)                                   (689)
    2,907                                          2,977                                   2,837
    8,494                                          7,957                                   6,418
-----------                                    -----------                            ------------
  $70,716                                        $71,992                                 $69,105
-----------                                    -----------                            ------------



  $20,944            134            2.57         $20,468          162          3.20      $18,549            159            3.46
    1,936              5             .94           1,919            6          1.31        2,107              9            1.75
   12,662            175            5.54          13,724          199          5.90       14,403            195            5.45
      537              8            6.48             565           10          6.67          641             10            6.44
    1,096             12            4.17           1,402           20          5.75        1,483             24            6.25
--------------------------                     ------------------------               ---------------------------
   37,175            334            3.60          38,078          397          4.22       37,183            397            4.30

    2,604             28            4.31           2,948           44          5.89        2,162             34            6.28
      958              9            3.64           1,145           14          4.83          769             11            5.56
    5,189             67            5.09           5,896           91          6.19        6,762            110            6.40
    2,550             31            4.78           1,576           21          5.46        1,514             24            6.35
    2,364             42            7.15           2,408           44          7.09        2,420             45            7.45
      365              3            3.32             402            7          7.30          795             14            6.89
--------------------------                     ------------------------               ---------------------------
   14,030            180            5.09          14,375          221          6.15       14,422            238            6.54
--------------------------                     ------------------------               ---------------------------
   51,205            514            4.01          52,453          618          4.75       51,605            635            4.92

    8,229                                          8,190                                   8,357
    3,777                                          3,830                                   2,290

      848                                            848                                     848
    6,657                                          6,671                                   6,005
-----------                                    -----------                            ------------
  $70,716                                        $71,992                                 $69,105

-----------------------------------------------------------------------------------------------------------------------------------
                                    3.18                                       2.92                                        2.94
                                     .58                                        .70                                         .69
-----------------------------------------------------------------------------------------------------------------------------------
                    $569            3.76%                        $559          3.62%                       $550            3.63%
-----------------------------------------------------------------------------------------------------------------------------------

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.


Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address: One PNC Plaza
         249 Fifth Avenue
         Pittsburgh, Pennsylvania 15222-2707
         Telephone:  (412) 762-2000

As of July 31, 2001 The PNC Financial Services Group, Inc. had 287,972,782 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                               Page(s)
-----------------------------------------------------------------
PART I FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and six months ended June
             30, 2001 and 2000                               27
           Consolidated Balance Sheet as of June
             30, 2001 and December 31, 2000                  28
           Consolidated Statement of Cash Flows for
             the six months ended June 30, 2001 and
             2000                                            29
           Notes to Consolidated Financial
             Statements                                 30 - 38
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      39 - 40
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  3 - 26
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk              17 - 24
-----------------------------------------------------------------


PART II OTHER FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

 10.5     The Corporation's 1997 Long-Term Incentive Award Plan, as amended
 10.6     The Corporation's 1996 Executive Incentive Award Plan, as amended
 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
================================================================================
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

Since June 30, 2001, the Corporation filed a Current Report on Form 8-K dated as of July 25, 2001, reporting the public offering of $450,000,000 of Floating Rate Senior Notes due 2003, and $700,000,000 of 5.75% Senior Notes due 2006, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2001, on its behalf by the undersigned thereunto duly authorized.

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

                                                               Cash
                                                          Dividends
                        High          Low        Close     Declared
=====================================================================
2001 QUARTER
---------------------------------------------------------------------
First                $75.813      $56.000      $67.750         $.48
Second                71.110       62.400       65.790          .48
---------------------------------------------------------------------
     Total                                                     $.96
=====================================================================
2000 QUARTER
---------------------------------------------------------------------
First                $48.500      $36.000      $45.063         $.45
Second                57.500       41.000       46.875          .45
Third                 66.375       47.625       65.000          .45
Fourth                75.000       56.375       73.063          .48
---------------------------------------------------------------------
     Total                                                    $1.83
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