Form 10-Q
period 2001-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2001-11-14
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
               For the quarterly period ended September 30, 2001



Page 1 represents a portion of the third quarter 2001 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 41.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                            Three months ended September 30   Nine months ended September 30
                                                            --------------------------------  ------------------------------
Dollars in millions, except per share data                            2001             2000            2001             2000
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                    $564             $534          $1,692           $1,644
    Noninterest income                                                 789              700           2,210            2,156
                                                            --------------------------------  ------------------------------
    Total revenue                                                    1,353            1,234           3,902            3,800

Income from continuing operations                                      298              299             858              900
Discontinued operations                                                                  23              40               45
                                                            --------------------------------  ------------------------------
Income before cumulative effect of accounting change                   298              322             898              945
Cumulative effect of accounting change                                                                   (5)
                                                            --------------------------------  ------------------------------
     Net income                                                       $298             $322            $893             $945
                                                            ================================  ==============================

CASH EARNINGS (a)
   Continuing operations                                              $327             $328            $946             $986
   Discontinued operations                                                               24              40               46
                                                            --------------------------------  ------------------------------
   Before cumulative effect of accounting change                       327              352             986            1,032
   Cumulative effect of accounting change                                                                (5)
                                                            --------------------------------  ------------------------------
     Net income from cash earnings                                    $327             $352            $981           $1,032
                                                            ================================  ==============================

Per common share
   DILUTED EARNINGS
     Continuing operations                                           $1.02            $1.01           $2.91            $3.03
     Discontinued operations                                                            .08             .14              .15
                                                            --------------------------------  ------------------------------
     Before cumulative effect of accounting change                    1.02             1.09            3.05             3.18
     Cumulative effect of accounting change                                                            (.02)
                                                            --------------------------------  ------------------------------
     Net income                                                      $1.02            $1.09           $3.03            $3.18
                                                            ================================  ==============================
   DILUTED CASH EARNINGS (a)
     Continuing operations                                           $1.12            $1.11           $3.22            $3.32
     Discontinued operations                                                            .08             .14              .16
                                                            --------------------------------  ------------------------------
     Before cumulative effect of accounting change                    1.12             1.19            3.36             3.48
     Cumulative effect of accounting change                                                            (.02)
                                                            --------------------------------  ------------------------------
     Net income from cash earnings                                   $1.12            $1.19           $3.34            $3.48
                                                            ================================  ==============================

   Cash dividends declared                                            $.48             $.45           $1.44            $1.35
----------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                              17.92%           19.99%          17.55%           20.67%
    Average assets                                                    1.71             1.72            1.63             1.74
Net interest margin                                                   3.86             3.54            3.76             3.63
Noninterest income to total revenue                                  58.31            56.73           56.64            56.74
Efficiency (b)                                                       54.70            56.79           56.71            57.32
FROM NET INCOME
Return on
    Average common shareholders' equity                              17.92%           21.54%          18.28%           21.72%
    Average assets                                                    1.71             1.67            1.67             1.67
Net interest margin                                                   3.86             3.27            3.72             3.38
Noninterest income to total revenue                                  58.31            59.23           57.12            58.82
Efficiency (c)                                                       54.70            54.50           56.13            55.87
=============================================================================================================================

(a) Excludes amortization of goodwill and does not reflect the implementation of Statement of Financial Accounting Standards No. 142.
(b) Excludes amortization and distributions on capital securities.
(c) Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities.


                                                                                    September 30     December 31  September 30
Dollars in millions, except per share data                                                  2001            2000          2000
---------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets                                                                                   $71,944         $69,844       $69,884
Earning assets                                                                            57,684          59,373        60,142
Loans, net of unearned income                                                             42,140          50,601        49,791
Securities available for sale                                                             11,689           5,902         6,490
Loans held for sale                                                                        1,753           1,655         2,127
Deposits                                                                                  44,995          47,664        47,494
Transaction deposits                                                                      30,773          28,771        27,848
Borrowed funds                                                                            13,046          11,718        12,299
Shareholders' equity                                                                       6,827           6,656         6,383
Common shareholders' equity                                                                6,611           6,344         6,071
Book value per common share                                                                23.28           21.88         21.01
Loans to deposits                                                                             94%            106%          105%

CAPITAL RATIOS
Leverage                                                                                     8.1%            8.0%          6.9%
Common shareholders' equity to total assets                                                 9.19            9.08          8.69

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                                 .85%            .71%          .68%
Allowance for credit losses to total loans                                                  1.71            1.33          1.36
Allowance for credit losses to nonaccrual loans                                           199.45          208.98        219.16
Net charge-offs to average loans (For the three
   months ended)                                                                             .59             .32           .24
=================================================================================================================================

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and Statistical Information included herein and the Financial Review and audited Consolidated Financial Statements included in the Corporation's 2000 Annual Report. Certain prior-period amounts have been reclassified to conform with the current year presentation. For information regarding certain business risks, see the Risk Management and Risk Factors sections in this Financial Review. Also, see the Forward-Looking Statements section in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

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

PNC continues to aggressively pursue strategies to create a more diverse and valuable business mix designed to create shareholder value over time. PNC's focus is on increasing the contribution from more highly-valued businesses such as asset management and processing while improving the risk/return characteristics of traditional banking businesses. Earnings from asset management and processing businesses represented 25% of total business earnings for the first nine months of 2001 and consolidated noninterest income was 57% of total revenue for the first nine months of 2001. At the same time, PNC sold its residential mortgage banking business and has been downsizing certain institutional lending portfolios resulting in an improvement of the loan to deposit ratio to 94% at September 30, 2001. Over the past three years, PNC has reduced loans by $15 billion and unfunded commitments by $32 billion. PNC continues to evaluate opportunities to reduce lending exposure and further improve the risk/return characteristics of its lending businesses. All of the actions have strenghtened PNC's position in the most difficult operating environment since the early 1990's.

On January 31, 2001, PNC closed the sale of its residential mortgage banking business. The gain on sale and earnings from operations included in the first nine months of 2001 totaled $40 million or $.14 per diluted share. These earnings were partially offset by a $32 million or $.11 per diluted share charge in the first quarter of 2001 related to the charge-off of loans in the communications and energy, metals and mining portfolios that PNC has designated for downsizing and severance costs. Certain closing date adjustments are currently in dispute between PNC and the buyer. The disputed matters will be resolved in accordance with procedures provided for in the purchase agreement. The ultimate financial impact of the sale will not be determined until final settlement is completed.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first nine months of 2001 was $893 million or $3.03 per diluted share. Excluding the effect of adopting the new accounting standard for financial derivatives, net income was $898 million or $3.05 per diluted share compared with $945 million or $3.18 per diluted share for the first nine months of 2000. These results include the negative impact of a $59 million or $.20 per diluted share net loss from venture capital activities in 2001. Excluding this loss and the effect of the accounting change, results for the first nine months of 2001 were $957 million or $3.25 per diluted share.

Return on average common shareholders' equity was 18.28% and return on average assets was 1.67% for the first nine months of 2001 compared with 21.72% and 1.67%, respectively, for the first nine months of 2000.

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

Taxable-equivalent net interest income of $1.692 billion for the first nine months of 2001 increased 3% compared with the first nine months of 2000. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 13 basis points to 3.76% for the first nine months of 2001 compared with 3.63% for the first nine months of 2000. The increase was primarily due to the impact of the lower rate environment and the benefit of growth in transaction deposits and downsizing of higher-cost, less valuable retail certificates and wholesale deposits.

The provision for credit losses was $235 million for the first nine months of 2001 compared with $96 million for the same period in 2000. The increase was primarily related to loans in the communications and energy, metals and mining portfolios that PNC is downsizing. A $45 million addition to unallocated reserves, given the deterioration in overall economic conditions, also contributed to the increase.

Noninterest income was $2.210 billion for the first nine months of 2001 and included $134 million of net securities gains and $82 million of equity management losses related to venture capital activities. Excluding net securities gains and equity management gains and losses from both years, noninterest income increased 7% compared with the first nine months of 2000 primarily due to growth in asset management, fund servicing and consumer services revenue.

Noninterest expense was $2.350 billion for the first nine months of 2001 compared with $2.319 billion for the first nine months of 2000 and the efficiency ratio remained essentially flat at 57% during both periods.

Total assets were $71.9 billion at September 30, 2001 compared with $69.8 billion at December 31, 2000. Average interest-earning assets were $59.7 billion for the first nine months of 2001 compared with $60.1 billion for the first nine months of 2000. A decline in loans and loans held for sale was partially offset by an increase in securities available for sale that are used for balance sheet and interest rate risk management activities.

Shareholders' equity totaled $6.8 billion at September 30, 2001 and the regulatory capital ratios were 8.1% for leverage, 8.4% for tier I risk-based and 12.0% for total risk-based capital. During the first nine months of 2001, PNC repurchased 8.4 million shares of common stock.

Nonperforming assets were $374 million at September 30, 2001 compared with $372 million at December 31, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .85% at September 30, 2001 compared with .71% at December 31, 2000. This ratio increased as the benefit of essentially flat nonperforming assets was more than offset by a reduction in loans outstanding.

The allowance for credit losses was $720 million and represented 1.71% of total loans and 199% of nonaccrual loans at September 30, 2001. The comparable amounts were $675 million, 1.33% and 209%, respectively, at December 31, 2000. Net charge-offs were $190 million or .55% of average loans for the first nine months of 2001 compared with $95 million or .25% for the same period in 2000. The increase was primarily related to commercial loans in portfolios that PNC is downsizing.

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

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, loan portfolios and businesses that were designated for downsizing during 1999, equity management activities, minority interests, residual asset and liability management activities, eliminations, unallocated reserves and unassigned items, the impact of which is reflected in the "Other" category. The operating results and financial impact of the disposition of the residential mortgage banking business, previously PNC Mortgage, are included in discontinued operations.



RESULTS OF BUSINESSES

                                                                        Revenue              Return on
                                                Earnings      (taxable-equivalent basis)   Assigned Capital         Average Assets
                                            --------------------------------------------------------------------------------------
Nine months ended September 30 -
dollars in millions                          2001        2000       2001       2000      2001        2000         2001       2000
----------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Regional Community Banking                 $525        $430     $1,685     $1,497        26%         22%     $40,188    $38,564
  Corporate Banking                            97         190        562        633        11          21       16,389     16,318
--------------------------------------------------------------------------------------                       ---------------------
     Total PNC Bank                           622         620      2,247      2,130        21          22       56,577     54,882
--------------------------------------------------------------------------------------                       ---------------------
Secured Finance
  PNC Real Estate Finance                      53          50        161        155        18          17        5,253      5,583
  PNC Business Credit                          42          37        102         86        35          33        2,430      2,230
--------------------------------------------------------------------------------------                       ---------------------
     Total Secured Finance                     95          87        263        241        23          22        7,683      7,813
--------------------------------------------------------------------------------------                       ---------------------
       Total Banking                          717         707      2,510      2,371        21          22       64,260     62,695
--------------------------------------------------------------------------------------                       ---------------------
Asset Management and Processing
  PNC Advisors                                117         127        562        589        29          31        3,399      3,541
  BlackRock                                    79          63        404        348        25          27          644        492
  PFPC                                         49          31        556        505        31          20        1,759      1,578
--------------------------------------------------------------------------------------                       ---------------------
     Total Asset Management and
       Processing                             245         221      1,522      1,442        28          28        5,802      5,611
--------------------------------------------------------------------------------------                       ---------------------
   Total business results                     962         928      4,032      3,813        23          23       70,062     68,306
Other                                        (104)        (28)      (130)       (13)                               427        221
--------------------------------------------------------------------------------------                       ---------------------
Results from continuing operations            858         900      3,902      3,800        18          21       70,489     68,527
Discontinued operations                        40          45                                                       68        459
Cumulative effect of accounting change         (5)
--------------------------------------------------------------------------------------                       ---------------------
   Total Consolidated                        $893        $945     $3,902     $3,800        18          22      $70,557    $68,986
==================================================================================================================================

REGIONAL COMMUNITY BANKING

Nine months ended September 30 -
dollars in millions                             2001        2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $1,093      $1,058
Other noninterest income                         507         443
Net securities gains (losses)                     85          (4)
-----------------------------------------------------------------
   Total revenue                               1,685       1,497
Provision for credit losses                       35          33
Noninterest expense                              827         796
-----------------------------------------------------------------
   Pretax earnings                               823         668
Income taxes                                     298         238
-----------------------------------------------------------------
   Earnings                                     $525        $430
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $6,219      $5,360
    Indirect automobile                          853       1,281
    Other consumer                               870         873
-----------------------------------------------------------------
     Total consumer                            7,942       7,514
   Commercial                                  3,588       3,676
   Residential mortgage                        8,691      11,538
   Vehicle leasing                             1,872       1,255
   Other                                         135         142
-----------------------------------------------------------------
      Total loans                             22,228      24,125
Securities available for sale                  9,561       5,547
Loans held for sale                            1,270       1,316
Assigned assets and other assets               7,129       7,576
-----------------------------------------------------------------
   Total assets                              $40,188     $38,564
-----------------------------------------------------------------
Deposits
   Noninterest-bearing demand                 $4,515      $4,570
   Interest-bearing demand                     5,602       5,408
   Money market                               12,020       9,994
-----------------------------------------------------------------
    Total transaction deposits                22,137      19,972
   Savings                                     1,870       2,030
   Certificates                               12,292      13,641
-----------------------------------------------------------------
     Total deposits                           36,299      35,643
Other liabilities                              1,177         319
Assigned capital                               2,712       2,602
-----------------------------------------------------------------
   Total funds                               $40,188     $38,564
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        26%         22%
Noninterest income to total revenue               35          29
Efficiency                                        47          51
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

Regional Community Banking contributed 55% of total business earnings for the first nine months of 2001 compared with 46% for the first nine months of 2000. Earnings increased $95 million or 22% to $525 million for the first nine months of 2001 primarily due to business growth and net securities gains. Excluding net securities gains from the first nine months of 2001 and net securities losses from the first nine months of 2000, earnings increased approximately 10% primarily driven by higher noninterest income, deposit growth and improved efficiency.

Total revenue increased 13% to $1.685 billion for the first nine months of 2001. Excluding net securities gains and losses from both periods, revenue increased 7% in the period-to-period comparison primarily due to higher consumer transaction activity in 2001 and residential mortgage loan securitization gains.

The provision for credit losses for the first nine months of 2001 was $35 million compared with $33 million for the same period in 2000.

Total loans decreased in the comparison as growth in home equity loans and vehicle leases was more than offset by the reduction of residential mortgage loans due to securitizations and the continued downsizing of the indirect automobile lending portfolio. The decrease in residential mortgage loans was offset by an increase in securities available for sale.

Total deposits grew 2% in the comparison driven by a $2.2 billion increase in transaction deposits. The increase in money market deposits resulted from targeted consumer marketing initiatives to add new accounts and retain existing customers as funds shifted from savings and certificates of deposit.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

CORPORATE BANKING

Nine months ended September 30 -
dollars in millions                               2001     2000
-----------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                            $289     $304
Noncredit revenue                                  273      329
-----------------------------------------------------------------
   Total revenue                                   562      633
Provision for credit losses                        129       50
Noninterest expense                                287      291
-----------------------------------------------------------------
   Pretax earnings                                 146      292
Income taxes                                        49      102
-----------------------------------------------------------------
   Earnings                                        $97     $190
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Middle market                                $5,834   $6,140
   Large corporate                               3,127    3,223
   Energy, metals and mining                     1,222    1,341
   Communications                                1,063    1,449
   Leasing                                       2,264    1,768
   Other                                           329      362
-----------------------------------------------------------------
     Total loans                                13,839   14,283
Other assets                                     2,550    2,035
-----------------------------------------------------------------
   Total assets                                $16,389  $16,318
-----------------------------------------------------------------
Deposits                                        $4,764   $4,571
Assigned funds and other liabilities            10,396   10,523
Assigned capital                                 1,229    1,224
-----------------------------------------------------------------
   Total funds                                 $16,389  $16,318
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                          11%      21%
Noncredit revenue to total revenue                  49       52
Efficiency                                          51       46
=================================================================

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to large and mid-sized corporations, institutions and government entities primarily within PNC's geographic region.

The strategic focus for Corporate Banking is on the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and on improving the risk/return characteristics of its lending business. Approximately 35% of Corporate Banking's loan portfolio represents syndicated loans. These credits are generally large commitments that are shared by a number of financial institutions to reduce exposure to any one customer.

During the first quarter of 2001, the Corporation announced the decision to downsize the communications portfolio and certain portions of the energy, metals and mining and large corporate portfolios. The designated loans are included in Corporate Banking business results in both periods presented. Management continues to aggressively evaluate opportunities to reduce lending exposure and improve the risk/return characteristics of this business. This strategy could lead to significant changes and write-downs in connection with the execution of further downsizing actions.

Corporate Banking contributed 10% of total business earnings for the first nine months of 2001 compared with 21% for the first nine months of 2000. Earnings declined to $97 million for the first nine months of 2001 compared with $190 million for the first nine months of 2000 primarily due to a higher provision for credit losses in 2001 related to portfolios that PNC is downsizing and lower noncredit revenue.

Total revenue of $562 million for the first nine months of 2001 decreased $71 million compared with the same period in 2000. Credit-related revenue decreased 5% compared with the first nine months of 2000 as the impact of a wider net interest margin was more than offset by a decrease in average loans. The decrease in average loans in the period-to-period comparison was primarily due to reductions in the large corporate, energy, metals and mining, communications and middle market portfolios, partially offset by the expansion of equipment leasing. Middle market loans declined in the period-to-period comparison primarily due to strategies to improve the risk profile of this portfolio. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue decreased $56 million compared with the first nine months of 2000 primarily due to the impact of weak equity market conditions that resulted in lower capital markets fees and valuation losses associated with equity investments.

The provision for credit losses was $129 million for the first nine months of 2001 compared with $50 million for the first nine months of 2000. The higher provision was primarily related to portfolios that are being downsized. A sustained weakness or further weakening of the economy, or other factors that adversely affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related profitability is included in the results of those businesses. Consolidated revenue from treasury management was $251 million for the first nine months of 2001 compared with $253 million for the first nine months of 2000. Increases in fee revenue were offset by lower income earned on customers' deposit balances resulting from the lower interest rate environment in 2001 and the impact of downsizing institutional lending. Consolidated revenue from capital markets was $89 million for the first nine months of 2001, a $10 million decrease compared with the first nine months of 2000 due to weak equity market conditions as well as the impact of downsizing certain lending portfolios.

PNC REAL ESTATE FINANCE

Nine months ended September 30 -
dollars in millions                              2001     2000
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $88      $87
Noninterest income
   Commercial mortgage banking                     45       45
   Other                                           28       23
----------------------------------------------------------------
     Total noninterest income                      73       68
----------------------------------------------------------------
   Total revenue                                  161      155
Provision for credit losses                         3
Noninterest expense                               117      102
----------------------------------------------------------------
   Pretax earnings                                 41       53
Income tax (benefit) expense                      (12)       3
----------------------------------------------------------------
   Earnings                                       $53      $50
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $1,753   $2,021
   Commercial real estate                       2,321    2,427
----------------------------------------------------------------
     Total loans                                4,074    4,448
Commercial mortgages held for sale                220      180
Other assets                                      959      955
----------------------------------------------------------------
   Total assets                                $5,253   $5,583
----------------------------------------------------------------
Deposits                                         $466     $260
Assigned funds and other liabilities            4,392    4,940
Assigned capital                                  395      383
----------------------------------------------------------------
   Total funds                                 $5,253   $5,583
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         18%      17%
Noninterest income to total revenue                45       44
Efficiency                                         58       53
================================================================

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and Columbia Housing Partners, LP, ("Columbia") a national syndicator of affordable housing equity.

On October 17, 2001, PNC announced that it completed the acquisition of certain lending and servicing-related assets from TRI Acceptance Corporation. The acquisition will expand PNC Real Estate Finance's reach in multi-family finance, combining permanent loan capacity with PNC's traditional interim lending activities and Columbia's tax credit syndication capabilities.

Over the past three years, PNC Real Estate Finance has been strategically shifting to a more balanced and valuable revenue stream by focusing on real estate processing businesses and increasing the value of its lending business by selling more fee-based products. During the first nine months of 2001, 45% of total revenue was generated by fee-based activities. Management continues to aggressively evaluate opportunities to reduce credit exposure and improve the risk/return characteristics of this business.

PNC Real Estate Finance contributed 6% of total business earnings for the first nine months of 2001 compared with 5% for the first nine months of 2000. Earnings increased $3 million or 6% in the period-to-period comparison primarily due to growth in processing services. Average loans decreased 8% in the period-to-period comparison reflecting management's ongoing strategy to reduce balance sheet leverage.

Total revenue was $161 million for the first nine months of 2001 compared with $155 million for the first nine months of 2000. The increase of $6 million or 4% was primarily due to higher commercial mortgage loan servicing fees, reflecting a larger servicing portfolio. The increase in servicing fees was offset by higher amortization of servicing intangibles that resulted from the larger servicing portfolio as well as lower commercial mortgage-backed securitization gains. The commercial mortgage servicing portfolio increased 32% in the comparison to $66 billion at September 30, 2001.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      2001     2000
----------------------------------------------------------------
January 1                                         $51      $45
Acquisitions/additions                             23       10
Repayments/transfers                               (8)      (5)
----------------------------------------------------------------
   September 30                                   $66      $50
================================================================

The provision for credit losses was $3 million for the first nine months of 2001 and was primarily related to the sale of one nonperforming asset in the third quarter of 2001.

Noninterest expense was $117 million for the first nine months of 2001 compared with $102 million in the same period last year. The increase was primarily due to non-cash (passive) losses on affordable housing investments that were more than offset by related income tax credits.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

PNC BUSINESS CREDIT

Nine months ended September 30 -
dollars in millions                              2001     2000
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $77      $74
Noninterest income                                 25       12
----------------------------------------------------------------
   Total revenue                                  102       86
Provision for credit losses                        13        7
Noninterest expense                                23       22
----------------------------------------------------------------
   Pretax earnings                                 66       57
Income taxes                                       24       20
----------------------------------------------------------------
   Earnings                                       $42      $37
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans                                          $2,304   $2,158
Other assets                                      126       72
----------------------------------------------------------------
   Total assets                                $2,430   $2,230
----------------------------------------------------------------
Deposits                                          $81      $62
Assigned funds and other liabilities            2,188    2,020
Assigned capital                                  161      148
----------------------------------------------------------------
   Total funds                                 $2,430   $2,230
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         35%      33%
Noninterest income to total revenue                25       14
Efficiency                                         22       24
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

PNC Business Credit's strategic focus is to build scale through portfolio acquisitions, expansion of existing offices as well as the addition of new marketing locations. The average loan portfolio grew 7% to $2.3 billion for the first nine months of 2001 primarily as a result of this expansion. PNC Business Credit currently operates 15 offices in 13 states with a centralized back office to provide consistency to the control environment as well as cost efficiencies.

PNC Business Credit contributed 4% of total business earnings for the first nine months of 2001 and 2000. Earnings increased $5 million or 14% in the period-to-period comparison to $42 million for the first nine months of 2001 as higher revenue was partially offset by an increase in the provision for credit losses.

Revenue was $102 million for the first nine months of 2001, a $16 million or 19% increase compared with the first nine months of 2000 primarily due to higher noninterest income. The increase in noninterest income primarily resulted from gains on equity interests received as compensation in conjunction with lending relationships.

The provision for credit losses increased $6 million to $13 million for the first nine months of 2001 as a result of declining credit conditions in a weaker economy. PNC Business Credit loans are secured loans to borrowers with a weaker financial condition. As a result, in a weaker economy, the provision for credit losses may be adversely affected. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

Noninterest expense was $23 million and the efficiency ratio improved to 22% for the first nine months of 2001 compared with $22 million and 24%, respectively, for the first nine months of 2000. The efficiency ratio improved in the comparison primarily due to higher noninterest income and economies of scale resulting from a centralized back office.

PNC ADVISORS

Nine months ended September 30 -
dollars in millions                              2001    2000
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $99    $102
Noninterest income
   Investment management and trust                302     307
   Brokerage                                      100     132
   Other                                           61      48
----------------------------------------------------------------
     Total noninterest income                     463     487
----------------------------------------------------------------
   Total revenue                                  562     589
Provision for credit losses                         1       3
Noninterest expense                               376     385
----------------------------------------------------------------
   Pretax earnings                                185     201
Income taxes                                       68      74
----------------------------------------------------------------
   Earnings                                      $117    $127
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial                                   $543     $623
   Consumer                                    1,098      960
   Residential mortgage                          884      969
   Other                                         395      547
----------------------------------------------------------------
     Total loans                               2,920    3,099
Other assets                                     479      442
----------------------------------------------------------------
   Total assets                               $3,399   $3,541
----------------------------------------------------------------
Deposits                                      $2,078   $2,048
Assigned funds and other liabilities             774      943
Assigned capital                                 547      550
----------------------------------------------------------------
   Total funds                                $3,399   $3,541
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        29%      31%
Noninterest income to total revenue               82       83
Efficiency                                        66       65
================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets. PNC Advisors is focused on selectively expanding Hilliard Lyons and Hawthorn, increasing market share in PNC's primary geographic region and leveraging its expansive distribution platform.

PNC Advisors contributed 12% of total business earnings for the first nine months of 2001 compared with 14% for the first nine months of 2000. Earnings of $117 million for the first nine months of 2001 decreased 8% compared with the same period last year due to the impact of weak equity markets.

Revenue decreased $27 million in the period-to-period comparison primarily due to lower levels of retail investor trading activity and weak equity markets. Management expects that revenues in this business will continue to be challenged at least until equity market conditions improve.

Noninterest expense decreased $9 million in the period-to-period comparison primarily due to lower production-based compensation and expense management initiatives.

ASSETS UNDER MANAGEMENT (a)
September 30 - in billions                        2001   2000
----------------------------------------------------------------
Personal investment management and trust           $46    $51
Institutional trust                                 13     15
----------------------------------------------------------------
   Total                                           $59    $66
================================================================
(a) Assets under management do not include brokerage assets administered.

Assets under management decreased $7 billion as approximately $4 billion of net new asset inflows during the past twelve months were more than offset by a decline in the value of the equity component of customers' portfolios. See Asset Management Performance in the Risk Factors section of this Financial Review for additional information regarding the potential impact of market conditions and asset management performance on PNC's revenue.

Brokerage assets administered by PNC Advisors were $26 billion at September 30, 2001, compared with $28 billion at September 30, 2000 and were also impacted by weak market conditions.

PNC Advisors will continue to focus on acquiring new customers and growing and expanding existing customer relationships while aggressively managing the revenue/expense relationship.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

BLACKROCK

Nine months ended September 30 -
dollars in millions                             2001       2000
----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees     $376       $330
Other income                                      28         18
----------------------------------------------------------------
   Total revenue                                 404        348
Operating expense                                222        179
Fund administration
     and servicing costs - affiliates             47         58
Amortization                                       8          8
----------------------------------------------------------------
   Total expense                                 277        245
----------------------------------------------------------------
      Operating income                           127        103
Nonoperating income                                7          4
----------------------------------------------------------------
   Pretax earnings                               134        107
Income taxes                                      55         44
----------------------------------------------------------------
   Earnings                                      $79        $63
----------------------------------------------------------------
PERIOD-END BALANCE SHEET
Intangible assets                               $184       $195
Other assets                                     460        297
----------------------------------------------------------------
   Total assets                                 $644       $492
----------------------------------------------------------------
Other liabilities                               $186       $148
Stockholders' equity                             458        344
----------------------------------------------------------------
   Total liabilities and stockholders' equity   $644       $492
----------------------------------------------------------------
PERFORMANCE DATA
Return on equity                                  25%        27%
Operating margin (a)                              36         36
Diluted earnings per share                     $1.22       $.97
================================================================
(a) Excludes the impact of fund administration and servicing costs - affiliates.

BlackRock is one of the largest publicly traded investment management firms in the United States with $226 billion of assets under management at September 30, 2001. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions brand name.

BlackRock continues to focus on delivering superior investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock contributed 8% of total business earnings for the first nine months of 2001 compared with 7% for the first nine months of 2000. Earnings increased 26% in the period-to-period comparison primarily due to an 18% increase in assets under management. New client mandates and additional funding from existing clients was $31 billion or 89% of the increase in assets under management.

Total revenue for the first nine months of 2001 increased $56 million or 16% compared with the first nine months of 2000 primarily due to new institutional business and strong fixed-income performance. The increase in operating expense in the period-to-period comparison supported revenue growth and business expansion.

ASSETS UNDER MANAGEMENT
September 30 - in billions                      2001     2000
----------------------------------------------------------------
Separate accounts
   Fixed income                                 $119      $97
   Liquidity                                       7        5
   Liquidity - securities lending                  8       11
   Equity                                          8        7
   Alternative investment products                 5        3
----------------------------------------------------------------
     Total separate accounts                     147      123
----------------------------------------------------------------
Mutual funds (a)
   Fixed income                                   14       14
   Liquidity                                      56       38
   Equity                                          9       16
----------------------------------------------------------------
     Total mutual funds                           79       68
----------------------------------------------------------------
   Total assets under management                $226     $191
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

PFPC

Nine months ended September 30 -
dollars in millions                             2001       2000
----------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                          $556       $505
Operating expense                                396        380
Amortization                                      19         24
----------------------------------------------------------------
   Operating income                              141        101
Nonoperating income (a)                           11         21
Debt financing                                    71         71
----------------------------------------------------------------
   Pretax earnings                                81         51
Income taxes                                      32         20
----------------------------------------------------------------
   Earnings                                      $49        $31
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Intangible assets                             $1,072     $1,110
Other assets                                     687        468
----------------------------------------------------------------
   Total assets                               $1,759     $1,578
----------------------------------------------------------------
Deposits                                         $79       $139
Assigned funds and other liabilities           1,472      1,231
Assigned capital                                 208        208
----------------------------------------------------------------
   Total funds                                $1,759     $1,578
----------------------------------------------------------------
PERFORMANCE RATIOS
Operating margin                                  25%        20%
Return on assigned capital                        31         20
================================================================
(a) Net of nonoperating expense

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

PFPC contributed 5% of total business earnings for the first nine months of 2001 and 3% for the first nine months of 2000. Earnings increased $18 million or 58% in the period-to-period comparison and performance ratios improved significantly. The increase in earnings was primarily due to strong growth in transfer agency and sub-accounting revenue that resulted from an increase in shareholder accounts serviced. The first nine months of 2001 also benefited from focused expense control efforts and the comparative impact of Investor Services Group integration costs incurred in the prior-year period.

Revenue of $556 million for the first nine months of 2001 increased $51 million or 10% compared with the first nine months of 2000. An increase in accounting/administration revenue, driven by new client growth, more than offset the impact of lower custody assets. Growth rates in this business are expected to slow as a result of lower market valuations and competitive pricing pressure. See Fund Servicing in the Risk Factors section of this Financial Review for additional information regarding matters that could impact fund servicing revenue.

Operating expense increased 4% in the period-to-period comparison primarily due to business expansion partially offset by the comparative impact of one-time integration costs in the prior-year period.

SERVICING STATISTICS
September 30                                      2001     2000
----------------------------------------------------------------
Accounting/administration
   assets ($ in billions) (a)                     $500     $460
Custody assets ($ in billions)                     359      434
Shareholder accounts (in millions)                  47       43
================================================================
(a) Includes net assets serviced offshore of approximately $16 billion and $8 billion at September 30, 2001 and 2000, respectively.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED INCOME STATEMENT REVIEW
NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                         Average Balances          Interest Income/Expense       Average Yields/Rates
Nine months ended September 30 -            ----------------------------  --------------------------  -----------------------------
dollars in millions                           2001      2000    Change      2001     2000   Change       2001     2000   Change
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                      $1,805    $2,681     $(876)      $90     $163     $(73)      6.52%    8.10%    (158)bp
   Securities available for sale            10,237     6,105     4,132       454      292      162       5.92     6.38      (46)
   Loans, net of unearned income
     Commercial                             20,144    21,878    (1,734)    1,130    1,383     (253)      7.40     8.31      (91)
     Commercial real estate                  2,567     2,689      (122)      146      179      (33)      7.50     8.73     (123)
     Consumer                                9,095     9,210      (115)      563      589      (26)      8.28     8.55      (27)
     Residential mortgage                    9,616    12,519    (2,903)      522      668     (146)      7.24     7.11       13
     Lease financing                         4,144     3,082     1,062       220      168       52       7.07     7.25      (18)
     Other                                     478       670      (192)       25       42      (17)      6.93     8.40     (147)
------------------------------------------------------------------------  -------------------------
       Total loans, net of unearned
         income                             46,044    50,048    (4,004)    2,606    3,029     (423)      7.51     8.01      (50)
   Other                                     1,637     1,278       359        93       71       22       7.61     7.39       22
------------------------------------------------------------------------  -------------------------
     Total interest-earning assets/
       interest income                      59,723    60,112      (389)    3,243    3,555     (312)      7.21     7.84      (63)
Noninterest-earning assets                  10,834     8,874     1,960
------------------------------------------------------------------------
   Total assets                            $70,557   $68,986    $1,571
========================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market               $20,994   $18,389    $2,605       419      472      (53)      2.66     3.43      (77)
     Savings                                 1,927     2,088      (161)       15       27      (12)      1.03     1.73      (70)
     Retail certificates of deposit         12,716    14,591    (1,875)      516      603      (87)      5.43     5.52       (9)
     Other time                                534       633       (99)       26       31       (5)      6.48     6.45        3
     Deposits in foreign offices               948     1,437      (489)       35       67      (32)      4.86     6.12     (126)
------------------------------------------------------------------------  --------------------------
       Total interest-bearing deposits      37,119    37,138       (19)    1,011    1,200     (189)      3.64     4.31      (67)
   Borrowed funds                           13,637    14,422      (785)      540      711     (171)      5.23     6.49     (126)
------------------------------------------------------------------------  --------------------------
Total interest-bearing liabilities/
   interest expense                         50,756    51,560      (804)    1,551    1,911     (360)      4.07     4.92      (85)
                                                                          --------------------------  -----------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                   19,801    17,426     2,375
------------------------------------------------------------------------
   Total liabilities, capital
     securities and shareholders'
     equity                                $70,557   $68,986    $1,571
========================================================================
Interest rate spread                                                                                     3.14     2.92       22
Impact of noninterest-bearing sources                                                                     .62      .71       (9)
                                                                                                      -----------------------------
   Net interest income/margin                                              $1,692   $1,644     $48       3.76%    3.63%      13bp
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

Taxable-equivalent net interest income of $1.692 billion for the first nine months of 2001 increased 3% compared with the first nine months of 2000. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 13 basis points to 3.76% for the first nine months of 2001 compared with 3.63% for the first nine months of 2000. The increase was primarily due to the impact of the lower rate environment and the benefit of growth in transaction deposits and downsizing of higher-cost, less valuable retail certificates and wholesale deposits. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information regarding interest rate risk.

Loans represented 77% of average interest-earning assets for the first nine months of 2001 compared with 83% for the first nine months of 2000. The decrease was primarily due to the continued downsizing of certain institutional lending portfolios and the securitization of residential mortgage loans during the first nine months of 2001.

Securities available for sale represented 17% of average interest-earning assets for the first nine months of 2001 compared with 10% for the first nine months of 2000. The increase was primarily due to the securitization of residential mortgage loans as part of balance sheet and interest rate risk management activities.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 64% and 66% of total sources of funds for the first nine months of 2001 and 2000, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average demand and money market deposits increased $2.6 billion or 14% compared with the first nine months of 2000, primarily reflecting the impact of strategic marketing initiatives to grow more valuable transaction accounts, while all other interest-bearing deposit categories decreased in the period-to-period comparison. Average borrowed funds for the first nine months of 2001 decreased $785 million compared with the first nine months of 2000 as lower bank notes and senior debt were partially offset by increases in Federal Home Loan Bank borrowings and repurchase agreements.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $235 million for the first nine months of 2001 compared with $96 million for the first nine months of 2000. The increase was primarily related to institutional lending portfolios that PNC is downsizing and a $45 million addition to unallocated reserves, given the deterioration in economic conditions. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

NONINTEREST INCOME
Noninterest income was $2.210 billion for the first nine months of 2001 and included $134 million of net securities gains and $82 million of equity management losses related to venture capital activities. Excluding equity management income and losses and net securities gains in both years, noninterest income increased 7% compared with the first nine months of 2000 primarily due to growth in asset management, fund servicing and consumer services revenue.

Asset management fees of $645 million for the first nine months of 2001 increased $55 million or 9% primarily driven by new institutional business and strong fixed-income performance at BlackRock. Consolidated assets under management were $270 billion at September 30, 2001, a 13% increase compared with September 30, 2000. Fund servicing fees were $545 million for the first nine months of 2001, a $58 million or 12% increase compared with the first nine months of 2000 primarily driven by new client growth.

Service charges on deposits increased 7% to $160 million for the first nine months of 2001 primarily due to an increase in transaction deposit accounts. Brokerage fees were $163 million for the first nine months of 2001 compared with $192 million for the first nine months of 2000. The decrease was primarily due to a decline in equity markets activity. Consumer services revenue of $171 million for the first nine months of 2001 increased $18 million or 12% compared with the first nine months of 2000 primarily due to the expansion of PNC's ATM network and the increase in transaction deposit accounts.

Corporate services revenue was $230 million for the first nine months of 2001 compared with $248 million for the first nine months of 2000. Higher commercial mortgage servicing revenue was more than offset by valuation adjustments of other assets and lower capital markets revenue.

Equity management, which is comprised of venture capital activities, reflected a net loss of $82 million for the first nine months of 2001 compared with $132 million of income for the first nine months of 2000. The decrease primarily resulted from a decline in the estimated fair value of partnership investments. At September 30, 2001, equity management investments totaling approximately $683 million, including net unrealized appreciation of $31 million, were comprised of approximately 60% direct investments and 40% partnership investments. These valuations are subject to market conditions and may be volatile. PNC is currently evaluating strategies to mitigate the impact of the revenue volatility of this business.

Net securities gains were $134 million for the first nine months of 2001 and were partially offset by valuation adjustments and write-downs of other assets and e-commerce investments totaling $35 million that are reflected in corporate services and other noninterest income.

Other noninterest income was $244 million for the first nine months of 2001 compared with $200 million for the first nine months of 2000. The increase was primarily due to higher revenue from trading activities and residential mortgage loan securitizations.

NONINTEREST EXPENSE
Noninterest expense was $2.350 billion for the first nine months of 2001 compared with $2.319 billion for the first nine months of 2000 and the efficiency ratio remained essentially flat at 57% during both periods. The increase in noninterest expense was primarily in businesses that have stronger revenue growth including the Regional Community Bank, BlackRock and PFPC. Average full-time equivalent employees totaled approximately 24,600 and 24,000 for the first nine months of 2001 and 2000, respectively. The increase was primarily in asset management and processing businesses.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEET REVIEW

LOANS
Loans were $42.1 billion at September 30, 2001, a decrease of $8.5 billion from year-end 2000 primarily due to residential mortgage loan securitizations and reductions in most commercial loan categories as a result of continuing efforts to reduce balance sheet leverage.

DETAILS OF LOANS
                                       September 30 December 31
In millions                                    2001        2000
----------------------------------------------------------------
Commercial
   Manufacturing                             $4,567      $5,581
   Retail/wholesale                           4,293       4,413
   Service providers                          2,386       2,944
   Real estate related                        1,826       1,783
   Financial services                         1,608       1,726
   Communications                               934       1,296
   Health care                                  658         722
   Other                                      2,312       2,742
----------------------------------------------------------------
     Total commercial                        18,584      21,207
----------------------------------------------------------------
Commercial real estate
   Mortgage                                     591         673
   Real estate project                        2,024       1,910
----------------------------------------------------------------
     Total commercial real estate             2,615       2,583
----------------------------------------------------------------
Consumer
   Home equity                                6,883       6,228
   Automobile                                   860       1,166
   Other                                      1,378       1,739
----------------------------------------------------------------
     Total consumer                           9,121       9,133
----------------------------------------------------------------
Residential mortgage                          6,815      13,264
Lease financing                               5,663       4,845
Other                                           485         568
Unearned income                              (1,143)       (999)
----------------------------------------------------------------
   Total, net of unearned income            $42,140     $50,601
================================================================

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

During 1999, total outstandings and exposure designated for downsizing totaled $3.7 billion and $10.5 billion, respectively. At September 30, 2001, remaining outstandings associated with this initiative were $321 million, of which $271 million were classified as loans with the remainder included in loans held for sale. Total remaining exposure related to this initiative was $1.3 billion at September 30, 2001.

In addition, outstandings and exposure totaling approximately $2.5 billion and $7.0 billion, respectively, were designated for downsizing during the first quarter of 2001, primarily consisting of the communications portfolio and certain portions of the energy, metals and mining and large corporate portfolios in Corporate Banking. At September 30, 2001, remaining outstandings and exposure associated with this initiative were $1.6 billion and $4.5 billion, respectively.

NET UNFUNDED COMMITMENTS (a)
                                     September 30   December 31
In millions                                  2001          2000
-----------------------------------------------------------------
Commercial                                $21,009       $24,253
Commercial real estate                        969         1,039
Consumer                                    4,750         4,414
Lease financing                               123           123
Other                                         150           173
-----------------------------------------------------------------
   Total                                  $27,001       $30,002
=================================================================
(a) Excludes unfunded commitments related to loans designated for downsizing in 1999 and 2001.

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, and total $7.4 billion at September 30, 2001 and $7.2 billion at December 31, 2000.

Net outstanding letters of credit totaled $4.1 billion and $4.0 billion at September 30, 2001 and December 31, 2000, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur. Unfunded commitments and letters of credit related to loans designated for downsizing in 2001 and 1999 totaled $3.9 billion at September 30, 2001 and $1.7 billion at December 31, 2000.

SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale at September 30, 2001 was $11.7 billion compared with $5.9 billion at December 31, 2000. Securities represented 16% of total assets at September 30, 2001 compared with 8% at December 31, 2000. The increase was primarily due to residential mortgage loan securitizations and purchases of asset-backed securities during the first nine months of 2001. The expected weighted-average life of securities available for sale was 5 years and 2 months at September 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At September 30, 2001, the securities available for sale balance included a net unrealized gain of $79 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2000 was a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income.

DETAILS OF SECURITIES AVAILABLE FOR SALE

                                          Amortized        Fair
In millions                                    Cost       Value
----------------------------------------------------------------
SEPTEMBER 30, 2001
Debt securities
   U.S. Treasury and government agencies     $1,053      $1,059
   Mortgage-backed                            6,509       6,561
   Asset-backed                               2,472       2,501
   State and municipal                           65          68
   Other debt                                   978         983
Corporate stocks and other                      533         517
----------------------------------------------------------------
   Total securities available for sale      $11,610     $11,689
================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies       $313        $313
   Mortgage-backed                            4,037       4,002
   Asset-backed                                 902         893
   State and municipal                           94          96
   Other debt                                    73          73
Corporate stocks and other                      537         525
----------------------------------------------------------------
   Total securities available for sale       $5,956      $5,902
================================================================

FUNDING SOURCES
Total funding sources were $58.0 billion at September 30, 2001 and decreased $1.3 billion compared with December 31, 2000. Demand and money market deposits increased due to ongoing strategic marketing efforts to retain customers and increase money market balances as funds shifted from certificates of deposit. The change in the composition of borrowed funds reflected the impact of closing the sale of the residential mortgage banking business as well as a shift within categories to manage overall funding costs.

DETAILS OF FUNDING SOURCES
                                      September 30  December 31
In millions                                   2001         2000
----------------------------------------------------------------
Deposits
   Demand and money market                 $30,773      $28,771
   Savings                                   1,923        1,915
   Retail certificates of deposit           11,577       14,175
   Other time                                  495          567
   Deposits in foreign offices                 227        2,236
----------------------------------------------------------------
     Total deposits                         44,995       47,664
----------------------------------------------------------------
Borrowed funds
   Federal funds purchased                   1,904        1,445
   Repurchase agreements                       672          607
   Bank notes and senior debt                5,344        6,110
   Federal Home Loan Bank borrowings         2,457          500
   Subordinated debt                         2,368        2,407
   Other borrowed funds                        301          649
----------------------------------------------------------------
     Total borrowed funds                   13,046       11,718
----------------------------------------------------------------
   Total                                   $58,041      $59,382
================================================================

CAPITAL
The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution's capital strength. At September 30, 2001, the Corporation and each bank subsidiary were considered well capitalized based on regulatory capital ratio requirements.

RISK-BASED CAPITAL
                                      September 30  December 31
Dollars in millions                           2001         2000
-----------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                 $6,611       $6,344
     Preferred                                 216          312
   Trust preferred capital securities          848          848
   Goodwill and other                       (2,192)      (2,214)
   Net unrealized securities (gains)
     losses                                    (55)          77
-----------------------------------------------------------------
     Tier I risk-based capital               5,428        5,367
   Subordinated debt                         1,616        1,811
   Eligible allowance for credit losses        720          667
-----------------------------------------------------------------
   Total risk-based capital                 $7,764       $7,845
=================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments,
     and market risk equivalent assets     $64,645      $62,430
   Average tangible assets                  66,681       66,809
=================================================================
Capital ratios
   Tier I risk-based                           8.4%         8.6%
   Total risk-based                           12.0         12.6
   Leverage                                    8.1          8.0
=================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

On October 4, 2001, PNC redeemed all outstanding shares of Fixed/Adjustable Rate Noncumulative Preferred Stock Series F for approximately $205 million.

On February 15, 2001, the Board of Directors authorized the Corporation to purchase up to 15 million shares of its common stock through February 28, 2002. During the first nine months of 2001, PNC repurchased 8.4 million shares of its common stock.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below and in the Risk Management and Forward-Looking Statements sections of this Financial Review. These factors and others could impact the Corporation's business, financial condition and results of operations.

BUSINESS AND ECONOMIC CONDITIONS
The Corporation's business and results of operations are sensitive to general business and economic conditions in the United States. These conditions include the level and movement of interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the regional economies in which the Corporation conducts business. A sustained weakness or further weakening of the economy could decrease the demand for loans and other products and services offered by the Corporation, increase usage of unfunded commitments or increase the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses. Changes in interest rates could affect the value of certain on-balance-sheet and off-balance-sheet financial instruments of the Corporation. Higher interest rates would also increase the Corporation's cost to borrow funds and may increase the rate paid on deposits. Changes in interest rates could also affect the value of assets under management. In a period of rapidly rising interest rates, certain assets under management would likely be negatively impacted by reduced asset values and increased redemptions. Also, changes in equity markets could affect the value of equity investments and the net asset value of assets under management and administration. A decline or volatility in the equity markets could negatively affect noninterest revenues.

TERRORIST ACTIVITIES
The impact of the September 11th terrorist attacks or any future terrorist activities and responses to such activities cannot be predicted at this time with respect to severity or duration. The impact could adversely affect the Corporation in a number of ways including, among others, an increase in delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

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

FUND SERVICING
Fund servicing fees are primarily based on the market value of the assets and the number of shareholder accounts administered by the Corporation for its clients. A rise in interest rates or a sustained weakness or further weakening or volatility in the debt and equity markets could influence an investor's decision to invest or maintain an investment in a mutual fund. As a result, fluctuations may occur in the level or value of assets that the Corporation has under administration. A significant investor migration from mutual fund investments could have a negative impact on the Corporation's revenues by reducing the assets and the number of shareholder accounts it administers. There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of existing or potential fund servicing clients.

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

NONPERFORMING ASSETS BY TYPE
                                September 30    December 31
Dollars in millions                     2001           2000
-------------------------------------------------------------
Nonaccrual loans
   Commercial                           $324           $312
   Commercial real estate                 13              3
   Consumer                                4              2
   Residential mortgage                    6              4
   Lease financing                        14              2
-------------------------------------------------------------
     Total nonaccrual loans              361            323
Foreclosed and other assets
   Commercial real estate                  2              3
   Residential mortgage                    2              8
   Other                                   9             38
-------------------------------------------------------------
     Total foreclosed and other assets    13             49
-------------------------------------------------------------
   Total nonperforming assets           $374           $372
=============================================================
Nonaccrual loans to total loans          .86%           .64%
Nonperforming assets to total loans,
   loans held for sale and foreclosed
   assets                                .85            .71
Nonperforming assets to total assets     .52            .53

=============================================================

The above table excludes $37 million and $18 million of equity management assets carried at estimated fair value at September 30, 2001 and December 31, 2000, respectively. The amount of nonperforming loans that were current as to principal and interest was $91 million at September 30, 2001 and $67 million at December 31, 2000. At September 30, 2001, approximately one-fifth of nonperforming assets were from portfolios that were designated for downsizing.

A sustained weakness or further weakening of the economy, or other factors that adversely affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. See the Forward-Looking Statements section of this Financial Review for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

CHANGE IN NONPERFORMING ASSETS
In millions                                   2001         2000
----------------------------------------------------------------
January 1                                     $372         $325
Transferred from accrual                       513          291
Returned to performing                         (14)          (3)
Principal reductions                          (143)        (125)
Sales                                         (162)         (31)
Charge-offs and other                         (192)        (103)
----------------------------------------------------------------
   September 30                               $374         $354
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                   Amount             Percent of Loans
                     --------------------------------------------------------
                        September 30  December 31  September 30  December 31
Dollars in millions             2001         2000          2001         2000
-----------------------------------------------------------------------------
Commercial                       $37          $46           .20%         .22%
Commercial real estate            11            6           .42          .23
Consumer                          23           24           .25          .26
Residential mortgage              42           36           .62          .27
Lease financing                    2            1           .04          .03
--------------------------------------------------
  Total                         $115         $113           .27          .22
=============================================================================

Loans not included in nonaccrual or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next nine months totaled $146 million at September 30, 2001.

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

The provision for credit losses for the first nine months of 2001 and the evaluation of the allowance for credit losses as of September 30, 2001 reflected changes in loan portfolio composition, the net impact of downsizing credit exposure and changes in asset quality. The unallocated portion of the allowance for credit losses represented 20% of the total allowance and .35% of total loans at September 30, 2001 compared with 20% and .26%, respectively, at December 31, 2000. During the third quarter of 2001, PNC added $45 million to unallocated reserves given the deterioration in economic conditions.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   2001         2000
----------------------------------------------------------------
January 1                                     $675         $674
Charge-offs                                   (219)        (131)
Recoveries                                      29           36
----------------------------------------------------------------
   Net charge-offs                            (190)         (95)
Provision for credit losses                    235           96
----------------------------------------------------------------
   September 30                               $720         $675
================================================================

The allowance as a percent of nonaccrual loans and total loans was 199% and 1.71%, respectively, at September 30, 2001. The comparable year-end 2000 percentages were 209% and 1.33%, respectively.

CHARGE-OFFS AND RECOVERIES

                                                            Percent of
Nine months ended September 30                          Net    Average
Dollars in millions    Charge-offs  Recoveries  Charge-offs      Loans
----------------------------------------------------------------------
2001
Commercial                    $165         $13         $152       1.01%
Commercial real estate           6           1            5        .26
Consumer                        31          13           18        .26
Residential mortgage             1                        1        .01
Lease financing                 16           2           14        .45
------------------------------------------------------------
   Total                      $219         $29         $190        .55
======================================================================

2000
Commercial                     $86         $14          $72        .44%
Commercial real estate           2           4           (2)      (.10)
Consumer                        34          16           18        .26
Residential mortgage             4           1            3        .03
Lease financing                  5           1            4        .17
------------------------------------------------------------
   Total                      $131         $36          $95        .25
======================================================================

Net charge-offs were $190 million or .55% of average loans for the first nine months of 2001 compared with $95 million or .25% for the same period in 2000. The increase was primarily related to loans in institutional lending portfolios that PNC is downsizing.

CREDIT-RELATED INSTRUMENTS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At September 30, 2001, credit default swaps of $140 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities.

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period. At September 30, 2001, if interest rates were to gradually increase by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by .3%. If interest rates were to gradually decrease by 100 basis points over the next twelve months, the model indicated that net interest income would decrease by 1.8%.

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

The Corporation's interest rate risk management policies provide that the economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. Based on the results of the economic value of equity model at September 30, 2001, if interest rates were to instantaneously increase by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would decline by 1.3% of assets. If interest rates were to instantaneously decrease by 200 basis points, the model indicated that the economic value of existing on-balance-sheet and off-balance-sheet positions would increase by .2% of assets.

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

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities available for sale. At September 30, 2001, such assets totaled $15.0 billion, with $6.4 billion pledged as collateral for borrowings, trust and other commitments. Liquidity can also be obtained through secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A., PNC's largest bank subsidiary, is a member. These borrowings are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At September 30, 2001, approximately $10.8 billion of residential mortgages and other real-estate related loans were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

Liquidity for the parent company and subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At September 30, 2001, the Corporation had unused capacity under effective shelf registration statements of approximately $4.3 billion of debt and equity securities and $400 million of trust preferred capital securities. On October 29, 2001, PNC issued $600 million of Floating Rate Senior Notes due 2004 and $400 million of 5.75% Senior Notes due 2006, reducing unused shelf capacity to $3.3 billion. In addition, the Corporation had an unused line of credit of $500 million at September 30, 2001.


The principal source of parent company revenue and cash flow is dividends from subsidiary banks. PNC Bancorp, Inc. is a wholly-owned subsidiary of the parent company and is the holding company for all bank subsidiaries. There are legal limitations on the ability of bank subsidiaries to pay dividends and make other distributions to PNC Bancorp, Inc. and in turn to the parent company. Without regulatory approval, the amount available for dividend payments to PNC Bancorp, Inc. by all bank subsidiaries was $312 million at September 30, 2001. Dividends may also be impacted by capital needs, regulatory requirements, corporate policies, contractual restrictions and other factors.

Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders and others. The impact of replacing maturing liabilities is reflected in the income simulation model in the overall asset and liability management process.

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential loss due to a two standard deviation, one-day move in interest rates. The combined period-end value-at-risk of all trading operations using this measurement was estimated as less than $1.2 million at September 30, 2001.

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

The following table sets forth changes, during the first nine months of 2001, in the notional value of financial derivatives used for risk management and designated as accounting hedges under Statement of Financial Accounting Standards ("SFAS") No. 133.


FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                           Weighted-
                              December 31                 January 1                                      September 30        Average
Dollars in millions                  2000  Adjustments (a)     2001  Additions  Maturities  Terminations         2001       Maturity
------------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                 $4,756            $180    $4,936     $5,900    $(1,618)        $(120)      $9,098  2 yrs. 10 mos.
     Pay fixed                          1             248       249        247                     (345)         151  3 yrs.  5 mos.
     Basis swaps                    2,230          (1,773)      457        190                     (480)         167  3 yrs.  6 mos.
   Interest rate caps                 308            (243)       65         44                      (84)          25  4 yrs.  7 mos.
   Interest rate floors             3,238            (238)    3,000         60                   (3,048)          12  2 yrs.  3 mos.
   Futures contracts                                                       416                     (116)         300          9 mos.
---------------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                  10,533          (1,826)    8,707      6,857     (1,618)       (4,193)       9,753
---------------------------------------------------------------------------------------------------------------------
Commercial mortgage banking
  risk management
   Interest rate swaps                311                       311        846                     (949)         208  9 yrs. 3 mos.
   Total rate of return swaps          75                        75        225       (125)                       175         4 mos.
---------------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management        386                       386      1,071       (125)         (949)         383
Student lending activities
  Forward contracts                   347            (347)
Credit-related activities
  Credit default swaps              4,391          (4,391)
---------------------------------------------------------------------------------------------------------------------
   Total                          $15,657         $(6,564)   $9,093     $7,928    $(1,743)      $(5,142)     $10,136
====================================================================================================================================

(a) Primarily consists of derivatives that are not designated as accounting hedges under SFAS No. 133 and instruments no longer considered financial derivatives under SFAS No. 133.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

The following table sets forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133. Weighted-average interest rates presented are based on the implied forward yield curve at September 30, 2001.

FINANCIAL DERIVATIVES

                                                                                                   Weighted-Average Interest Rates
                                                                          Notional                 -------------------------------
  September 30, 2001 - dollars in millions                                   Value       Fair Value          Paid     Received
  --------------------------------------------------------------------------------------------------------------------------------
  Interest rate risk management
     Asset rate conversion
       Interest rate swaps (a)
         Receive fixed designated to loans                                  $7,085             $209          3.30%        5.25%
         Pay fixed designated to loans                                         151               (9)         5.92         3.87
         Basis swaps designated to loans                                       167                           3.88         3.88
       Interest rate caps designated to loans (b)                               25                             NM           NM
       Interest rate floors designated to loans (c)                             12                             NM           NM
       Future contracts designated to loans                                    300                             NM           NM
  --------------------------------------------------------------------------------------------------------
           Total asset rate conversion                                       7,740              200
  --------------------------------------------------------------------------------------------------------
     Liability rate conversion
       Interest rate swaps (a)
         Receive fixed designated to borrowed funds                          2,013              186          4.74         6.23
  --------------------------------------------------------------------------------------------------------
           Total liability rate conversion                                   2,013              186
  --------------------------------------------------------------------------------------------------------
       Total interest rate risk management                                   9,753              386
  --------------------------------------------------------------------------------------------------------
  Commercial mortgage banking risk management
     Pay fixed interest rate swaps designated to loans (a)                     208               (9)         5.71         5.22
     Pay total rate of return swaps designated to loans (a)                    175               (4)         6.10         2.03
  --------------------------------------------------------------------------------------------------------
       Total commercial mortgage banking risk management                       383              (13)
  --------------------------------------------------------------------------------------------------------
     Total financial derivatives                                           $10,136             $373
  ==============================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 76% were based on 1-month LIBOR, 23% on 3-month LIBOR and the remainder on other short-term indices.
(b) Interest rate caps with notional values of $15 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.40%. In addition, interest rate caps with notional values of $6 million require the counterparty to pay the excess, if any, of 1-month LIBOR over a weighted-average strike of 6.00%. At September 30, 2001, 3-month LIBOR was 2.59%.
(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, weighted-average strike of 5.50% over 1-month LIBOR. In addition, interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, weighted-average strike of 4.50% over 3-month LIBOR. At September 30, 2001, 1-month LIBOR was 2.63% and 3-month LIBOR was 2.59%.
NM- Not meaningful

The following table sets forth the notional value and the estimated fair value of financial derivatives used for risk management. Weighted-average interest rates presented are based on the implied forward yield curve at December 31, 2000.

  FINANCIAL DERIVATIVES

                                                                                                    Weighted-Average Interest Rates
                                                                        Notional        Estimated   -------------------------------
  December 31, 2000 - dollars in millions                                  Value       Fair Value             Paid     Received
  ---------------------------------------------------------------------------------------------------------------------------------
  Interest rate risk management
     Asset rate conversion
       Interest rate swaps (a)
         Receive fixed designated to loans                                $3,250              $27             5.96%        5.56%
         Basis swaps designated to other earning assets                      226                3             5.63         5.85
       Interest rate caps designated to loans (b)                            308                4               NM           NM
       Interest rate floors designated to loans (c)                        3,238               (1)              NM           NM
  --------------------------------------------------------------------------------------------------------
           Total asset rate conversion                                     7,022               33
  --------------------------------------------------------------------------------------------------------
     Liability rate conversion
       Interest rate swaps (a)
         Receive fixed designated to:
           Interest-bearing deposits                                         125                4             5.85         6.73
           Borrowed funds                                                  1,381               57             5.96         6.60
         Pay fixed designated to borrowed funds                                1                              5.88         5.78
         Basis swaps designated to borrowed funds                          2,004               10             5.76         5.79
  --------------------------------------------------------------------------------------------------------
           Total liability rate conversion                                 3,511               71
  --------------------------------------------------------------------------------------------------------
       Total interest rate risk management                                10,533              104
  --------------------------------------------------------------------------------------------------------
  Commercial mortgage banking risk management
     Pay fixed interest rate swaps designated to securities (a)              135               (8)            6.94         6.04
     Pay fixed interest rate swaps designated to loans (a)                   176                3             5.76         5.99
     Pay total rate of return swaps designated to loans (a)                   75               (5)            5.76         6.15
  --------------------------------------------------------------------------------------------------------
       Total commercial mortgage banking risk management                     386              (10)
  --------------------------------------------------------------------------------------------------------
  Student lending activities - Forward contracts (d)                         347                                NM           NM
  Credit-related activities - Credit default swaps (d)                     4,391               (2)              NM           NM
  --------------------------------------------------------------------------------------------------------
     Total financial derivatives                                         $15,657              $92
  =================================================================================================================================

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

Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges.

OTHER DERIVATIVES

                                                                     At September 30, 2001
                                              --------------------------------------------------------------------         2001
                                                                    Positive         Negative                           Average
                                               Notional                 Fair             Fair       Net Asset              Fair
In millions                                       Value                Value            Value     (Liability)          Value (a)
---------------------------------------------------------------------------------------------------------------------------------
Customer-related
   Interest rate
     Swaps                                      $18,338                 $379            $(379)                              $(8)
     Caps/floors
       Sold                                       3,849                                   (35)           $(35)              (22)
       Purchased                                  3,118                   28                               28                19
   Foreign exchange                               4,925                   64              (54)             10                12
   Other                                          2,402                   38              (32)              6                 3
---------------------------------------------------------------------------------------------------------------------------------
   Total customer-related                        32,632                  509             (500)              9                 4
Other                                             6,595                   21               (4)             17                19
---------------------------------------------------------------------------------------------------------------------------------
   Total other derivatives                      $39,227                 $530            $(504)            $26               $23
=================================================================================================================================

(a) Represents average for nine months ended September 30, 2001.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

THIRD QUARTER 2001 VS. 2000

Earnings for the third quarter of 2001 were $298 million or $1.02 per diluted share compared with earnings of $299 million or $1.01 per diluted share for the third quarter of 2000. Excluding net losses from venture capital activities, third quarter 2001 earnings were $1.05 per diluted share. Return on average common shareholders' equity was 17.92% and return on average assets was 1.71% for the third quarter of 2001 compared with 19.99% and 1.72%, respectively, for the third quarter of 2000.

Taxable-equivalent net interest income of $564 million for the third quarter of 2001 increased $30 million or 6% compared with the third quarter of 2000. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 32 basis points to 3.86% primarily due to the impact of the lower rate environment and the benefit of growth in transaction deposits and downsizing of higher-cost, less valuable retail certificates and wholesale deposits.

The provision for credit losses was $110 million for the third quarter of 2001 compared with $30 million for the third quarter of 2000. The increase in the provision was primarily due to a $45 million addition to unallocated reserves given the deterioration in overall economic conditions. The remainder of the increase in the provision for credit losses primarily related to commercial loans in portfolios that are being downsized.

Noninterest income increased 13% to $789 million for the third quarter of 2001 and included $88 million of net securities gains and $13 million of equity management losses related to venture capital activities. Excluding net securities gains and equity management losses in both years, noninterest income increased 3% compared with the third quarter of 2000.

Asset management fees of $208 million for the third quarter of 2001 remained flat compared with the prior-year quarter as growth in new institutional business at BlackRock was offset by the impact of weak equity markets on investment management and trust revenue in PNC Advisors. Fund servicing fees of $182 million for the third quarter of 2001 increased $14 million or 8% compared with the third quarter of 2000 primarily due to new client growth.

Service charges on deposits were $56 million for the third quarter of 2001, up 12% compared with the same period last year primarily due to an increase in transaction deposit accounts. Brokerage fees decreased $7 million or 11% compared with the third quarter of 2000 as the impact of a decline in equity markets activity was partially offset by an increase in annuity commissions at the Regional Community Bank. Consumer services revenue of $58 million for the third quarter of 2001 increased $3 million or 5% compared with the prior-year quarter primarily due to the expansion of PNC's ATM network and the increase in transaction deposit accounts.

Corporate services revenue was $78 million for the third quarter of 2001 compared with $86 million for the third quarter of 2000. The decrease was primarily due to the impact of weaker capital market conditions.

Equity management reflected net losses of $13 million for the third quarter of 2001 compared with $3 million of net losses for the third quarter of 2000. The increase in net losses primarily resulted from a decline in the estimated fair value of partnership investments.

Net securities gains were $88 million for the third quarter of 2001 compared with $7 million for the third quarter of 2000. Other noninterest income was $78 million for the third quarter of 2001 compared with $68 million for the third quarter of 2000.

Noninterest expense was $786 million and the efficiency ratio was 55% in the third quarter of 2001 compared with $747 million and 57%, respectively, during the third quarter of 2000. The increase in noninterest expense was primarily in businesses that had stronger revenue growth including the Regional Community Bank, BlackRock and PFPC.

Total assets were $71.9 billion at September 30, 2001 compared with $69.9 billion at September 30, 2000. Average interest-earning assets were $57.9 billion for the third quarter of 2001 compared with $59.7 billion for the third quarter of 2000. The decrease was primarily due to an $2.5 billion decrease in commercial loans related to initiatives to downsize certain higher-risk, non-strategic portfolios. Average securities available for sale increased by nearly $5 billion and residential mortgage loans decreased by a corresponding amount due to the securitization of residential mortgage loans following the sale of PNC Mortgage.

Average deposits were $44.6 billion and represented 65% of total sources of funds for the third quarter of 2001 compared with $45.9 billion and 66%, respectively, in the third quarter of 2000. While total deposits decreased $1.3 billion, an increase in transaction deposits of $2.9 billion or 11% was more than offset by a $4.1 billion decrease in higher-cost retail certificates and wholesale deposits.

Average borrowed funds declined 7% to $12.5 billion for the third quarter of 2001 compared with $13.5 billion for the third quarter of 2000 as PNC continues to reduce its reliance on wholesale funding.

Nonperforming assets were $374 million at September 30, 2001 compared with and $354 million at September 30, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .85% at September 30, 2001 compared with .68% at September 30, 2000. The increase primarily resulted from the downsizing of the loan portfolio.

The allowance for credit losses was $720 million and represented 1.71% of period-end loans and 199% of nonperforming loans at September 30, 2001. The comparable ratios were 1.36% and 219%, respectively, at September 30, 2000. Net charge-offs were $65 million or .59% of average loans in the third quarter of 2001. The comparable amounts were $30 million or .24%, respectively, in the third quarter of 2000. The increase in net charge-offs was primarily related to commercial loans in portfolios that PNC is downsizing.

FORWARD-LOOKING STATEMENTS

This report and other statements made by the Corporation may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook or expectations for earnings, revenues, asset quality, share repurchases, and other future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

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

(2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in: a deterioration in credit quality and increased credit losses; an adverse effect on the allowance for loan losses; a reduction in demand for credit or fee-based products and services, net interest income, value of assets under management and assets serviced, value of debt and equity investments, or value of on-balance-sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

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

(12) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;

(13) actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and

(14) terrorist activities, including the September 11 terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and PNC. The Corporation cannot predict the severity or duration of effects stemming from such activities or any actions taken in connection with them.

Some of the above factors are described in more detail in the Risk Factors section of this Financial Review and factors relating to credit risk, interest rate risk, liquidity risk, trading activities, and financial and other derivatives are discussed in the Risk Management section of this Financial Review. Other factors are described elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                              Three months ended September 30      Nine months ended September 30
                                                              -------------------------------      -------------------------------
In millions, except per share data                                    2001            2000                 2001           2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $776          $1,025               $2,596         $3,018
Securities available for sale                                          153              99                  452            290
Loans held for sale                                                     22              47                   90            163
Other                                                                   29              30                   93             71
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                               980           1,201                3,231          3,542
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               280             434                1,011          1,200
Borrowed funds                                                         139             236                  540            711
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              419             670                1,551          1,911
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 561             531                1,680          1,631
Provision for credit losses                                            110              30                  235             96
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                451             501                1,445          1,535
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       208             208                  645            590
Fund servicing                                                         182             168                  545            487
Service charges on deposits                                             56              50                  160            150
Brokerage                                                               54              61                  163            192
Consumer services                                                       58              55                  171            153
Corporate services                                                      78              86                  230            248
Equity management                                                      (13)             (3)                 (82)           132
Net securities gains                                                    88               7                  134              4
Other                                                                   78              68                  244            200
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            789             700                2,210          2,156
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          419             399                1,258          1,206
Net occupancy                                                           55              50                  162            151
Equipment                                                               64              54                  181            165
Amortization                                                            26              27                   79             83
Marketing                                                               13              16                   38             48
Distributions on capital securities                                     15              17                   48             50
Other                                                                  194             184                  584            616
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           786             747                2,350          2,319
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  454             454                1,305          1,372
Income taxes                                                           156             155                  447            472
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   298             299                  858            900
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $15, $0 and $30)                                                            23                   40             45
----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change               298             322                  898            945
Cumulative effect of accounting change (less applicable
   income tax benefit of $2)                                                                                 (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $298            $322                 $893           $945
----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Continuing operations
   Basic                                                             $1.03           $1.02                $2.94          $3.05
   Diluted                                                            1.02            1.01                 2.91           3.03
Net income
   Basic                                                             $1.03           $1.10                $3.06          $3.21
   Diluted                                                            1.02            1.09                 3.03           3.18

CASH DIVIDENDS DECLARED PER COMMON SHARE                               .48             .45                 1.44           1.35

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                               286             289                  288            290
   Diluted                                                             289             292                  291            293
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.


                                                                                 September 30           December 31
In millions, except par value                                                            2001                  2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                $3,513                $3,662
Short-term investments                                                                  1,605                 1,151
Loans held for sale                                                                     1,753                 1,655
Securities available for sale                                                          11,689                 5,902
Loans, net of unearned income of $1,143 and $999                                       42,140                50,601
   Allowance for credit losses                                                           (720)                 (675)
---------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                           41,420                49,926
Goodwill and other amortizable assets                                                   2,393                 2,468
Investment in discontinued operations                                                                           356
Other                                                                                   9,571                 4,724
---------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                       $71,944               $69,844
===========================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                 $8,905                $8,490
   Interest-bearing                                                                    36,090                39,174
---------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                    44,995                47,664
Borrowed funds
   Federal funds purchased                                                              1,904                 1,445
   Repurchase agreements                                                                  672                   607
   Bank notes and senior debt                                                           5,344                 6,110
   Federal Home Loan Bank borrowings                                                    2,457                   500
   Subordinated debt                                                                    2,368                 2,407
   Other borrowed funds                                                                   301                   649
---------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                              13,046                11,718
Other                                                                                   6,228                 2,958
---------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                   64,269                62,340
---------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                            848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                             5                     7
Common stock - $5 par value
   Authorized 800 and 450 shares
   Issued 353 shares                                                                    1,764                 1,764
Capital surplus                                                                         1,267                 1,303
Retained earnings                                                                       7,166                 6,736
Deferred benefit expense                                                                  (26)                  (25)
Accumulated other comprehensive income (loss) from continuing operations                  155                   (43)
Accumulated other comprehensive loss from discontinued operations                                               (45)
Common stock held in treasury at cost: 69 and 63 shares                                (3,504)               (3,041)
---------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                           6,827                 6,656
---------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                     $71,944               $69,844
===========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.


Nine months ended September 30 - in millions                                                          2001             2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $893             $945
Discontinued operations                                                                                (40)             (45)
Cumulative effect of accounting change                                                                   5
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      858              900
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                         235               96
   Depreciation, amortization and accretion                                                            221              252
   Deferred income taxes                                                                               245              286
   Net securities gains                                                                               (131)              (6)
   Valuation adjustments                                                                                12               24
Change in
   Loans held for sale                                                                                (116)           1,326
   Other                                                                                              (982)          (1,129)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         342            1,749
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                    774             (425)
Repayment of securities available for sale                                                           1,733              679
Sales
   Securities available for sale                                                                    18,901            4,648
   Loans                                                                                             3,845              187
   Foreclosed assets                                                                                    13               18
Purchases
   Securities available for sale                                                                   (23,485)          (5,810)
   Loans                                                                                              (246)
Net cash received (paid) for acquisitions/divestitures                                                 503               (4)
Other                                                                                                  (57)            (191)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                                1,981             (898)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                        415              348
   Interest-bearing deposits                                                                        (3,084)           1,344
   Federal funds purchased                                                                             459               60
   Repurchase agreements                                                                                65              200
Sales/issuances
   Bank notes and senior debt                                                                        1,147            2,848
   Federal Home Loan Bank borrowings                                                                 3,123            1,781
   Subordinated debt                                                                                     1              593
   Other borrowed funds                                                                             27,438           28,985
   Common stock                                                                                        154              118
Repayments/maturities
   Bank notes and senior debt                                                                       (1,915)          (3,715)
   Federal Home Loan Bank borrowings                                                                (1,155)          (3,456)
   Subordinated debt                                                                                  (200)            (514)
   Other borrowed funds                                                                            (27,787)         (28,683)
Acquisition of treasury stock                                                                         (608)            (327)
Series F preferred stock tender offer                                                                  (96)
Cash dividends paid                                                                                   (429)            (407)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (2,472)            (825)
---------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                                        (149)              26
     Cash and due from banks at beginning of year                                                    3,662            3,080
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,513           $3,106
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                       $1,525           $1,946
     Income taxes                                                                                      105              235
NON-CASH ITEMS
     Transfer of residential loans to securities available for sale                                  3,775
     Transfer from loans held for sale to loans                                                          6
     Transfer from loans to other assets                                                                 5               18
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

FAIR VALUE HEDGING STRATEGIES
The Corporation enters into interest rate and total rate of return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, securities available for sale, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in either net interest income or noninterest income depending on the hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


CUSTOMER AND OTHER DERIVATIVES
To accommodate customer needs, PNC also enters into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposures from customer positions are managed through transactions with other dealers. Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges. The positions of customer and other derivatives are recorded at fair value and changes in value are included in noninterest income.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the related asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Corporation's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues regarding the impairment of long-lived assets. The adoption of this statement, which is effective January 1, 2002, is not expected to have a material impact on the Corporation's financial statements.

DISCONTINUED OPERATIONS
On January 31, 2001, PNC closed the sale of its residential mortgage banking business to Washington Mutual, F.A. The income and net assets of the residential mortgage banking business, which are presented on one line in the income statement and balance sheet, respectively, are as follows:

INCOME FROM DISCONTINUED OPERATIONS

Nine months ended September 30 -
in millions                                     2001       2000
---------------------------------------------------------------
Total income from operations after tax           $15        $45
Total gain on disposal after tax                  25
---------------------------------------------------------------
   Total income from discontinued
     operations                                  $40        $45
===============================================================

Certain closing date adjustments are currently in dispute between PNC and the buyer. The disputed matters will be resolved in accordance with procedures provided for in the purchase agreement. The ultimate financial impact of the sale will not be determined until final settlement is completed.

INVESTMENT IN DISCONTINUED OPERATIONS

December 31 - in millions                                   2000
----------------------------------------------------------------
Loans held for sale                                       $3,003
Securities available for sale                              3,016
Loans, net of unearned income                                739
Goodwill and other amortizable assets                      1,925
All other assets                                           1,168
----------------------------------------------------------------
   Total assets                                            9,851
----------------------------------------------------------------
Deposits                                                   1,150
Borrowed funds                                             7,601
Other liabilities                                            744
----------------------------------------------------------------
   Total liabilities                                       9,495
----------------------------------------------------------------
      Net assets                                            $356
================================================================

CASH FLOWS
During the first nine months of 2001, divestiture activity that affected cash flows consisted of $383 million of divested net assets and cash receipts of $503 million. During the first nine months of 2000, acquisition activity that affected cash flows consisted of $22 million of acquired assets, $2 million of acquired liabilities and cash payments of $3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.


TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Net trading income for the first nine months of 2001 totaled $118 million compared with $68 million for the prior-year period and was included in noninterest income as follows:

Nine months ended September 30 -
in millions                                    2001       2000
----------------------------------------------------------------
Corporate services                               $5         $7
Equity management                                            2
Other noninterest income
   Securities trading (a)                        40         32
   Derivatives trading                           54         11
   Foreign exchange                              19         16
----------------------------------------------------------------
Net trading income                             $118        $68
================================================================
(a) Securities trading primarily includes income from principal transactions, underwriting services and "market making."


SECURITIES AVAILABLE FOR SALE

                                                                                              Unrealized
                                                                Amortized       -------------------------------------       Fair
In millions                                                          Cost            Gains                Losses           Value
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
Debt securities
   U.S. Treasury and government agencies                           $1,053               $6                                $1,059
   Mortgage-backed                                                  6,509               53                   $(1)          6,561
   Asset-backed                                                     2,472               30                    (1)          2,501
   State and municipal                                                 65                3                                    68
   Other debt                                                         978                6                    (1)            983
-----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                         11,077               98                    (3)         11,172
Corporate stocks and other                                            533               52                   (68)            517
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                            $11,610             $150                  $(71)        $11,689
===================================================================================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies                             $313               $1                   $(1)           $313
   Mortgage-backed                                                  4,037               13                   (48)          4,002
   Asset-backed                                                       902                1                   (10)            893
   State and municipal                                                 94                2                                    96
   Other debt                                                          73                1                    (1)             73
-----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                          5,419               18                   (60)          5,377
Corporate stocks and other                                            537                2                   (14)            525
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                             $5,956              $20                  $(74)         $5,902
===================================================================================================================================

The fair value of securities available for sale at September 30, 2001 was $11.7 billion compared with $5.9 billion at December 31, 2000. Securities represented 16% of total assets at September 30, 2001 compared with 8% at December 31, 2000. The expected weighted-average life of securities available for sale was 5 years and 2 months at September 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At September 30, 2001, the securities available for sale balance included a net unrealized gain of $79 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2000 was a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains associated with the disposition of securities available for sale were $134 million for the first nine months of 2001 compared with $4 million for the first nine months of 2000. Net securities losses of $3 million for the first nine months of 2001, and net securities gains of $2 million for the first nine months of 2000, related to commercial mortgage banking activities, were included in corporate services revenue.

NONPERFORMING ASSETS
Nonperforming assets were as follows:


                                       September 30      December 31
In millions                                    2001             2000
---------------------------------------------------------------------
Nonaccrual loans                               $361             $323
Foreclosed and other assets                      13               49
---------------------------------------------------------------------
   Total nonperforming assets                  $374             $372
=====================================================================

The above table excludes $37 million and $18 million of equity management assets carried at estimated fair value at September 30, 2001 and December 31, 2000, respectively.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:


In millions                                    2001             2000
---------------------------------------------------------------------
Allowance at January 1                         $675             $674
Charge-offs
   Commercial                                  (165)             (86)
   Commercial real estate                        (6)              (2)
   Consumer                                     (31)             (34)
   Residential mortgage                          (1)              (4)
   Lease financing                              (16)              (5)
---------------------------------------------------------------------
     Total charge-offs                         (219)            (131)
Recoveries
   Commercial                                    13               14
   Commercial real estate                         1                4
   Consumer                                      13               16
   Residential mortgage                                            1
   Lease financing                                2                1
---------------------------------------------------------------------
     Total recoveries                            29               36
---------------------------------------------------------------------
Net charge-offs
   Commercial                                  (152)             (72)
   Commercial real estate                        (5)               2
   Consumer                                     (18)             (18)
   Residential mortgage                          (1)              (3)
   Lease financing                              (14)              (4)
---------------------------------------------------------------------
       Total net charge-offs                   (190)             (95)
Provision for credit losses                     235               96
---------------------------------------------------------------------
   Allowance at September 30                   $720             $675
=====================================================================


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

Earnings adjustments resulting from cash flow and fair value hedge ineffectiveness were not significant to the results of operations of the Corporation during the first nine months of 2001.

During the next twelve months, the Corporation expects to reclassify to earnings $110 million of pretax net gains on cash flow hedge derivatives currently reported in accumulated other comprehensive income. These net gains may result from anticipated net cash flows on receive fixed interest rate swaps and would offset reductions in net interest income recognized on the related floating rate commercial loans.

At September 30, 2001 and December 31, 2000, the Corporation's exposure to credit losses with respect to financial derivatives was not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $513 million for the third quarter of 2001 and $1.056 billion for the first nine months of 2001, compared with $345 million and $940 million, respectively, in 2000.

The Corporation's other comprehensive income consists of unrealized gains or losses on securities available for sale and cash flow hedge derivatives, foreign currency translation and minimum pension liability adjustments. The income effects allocated to each component of other comprehensive income are as follows:

Nine months ended September 30, 2001     Pretax     Tax Benefit After-tax
In millions                              Amount       (Expense)    Amount
----------------------------------------------------------------------------
Unrealized securities gains                $127           $(45)       $82
Less: Reclassification
      adjustment for losses
      realized in net income                 (8)             3         (5)
----------------------------------------------------------------------------
  Net unrealized securities
    gains                                   135            (48)        87
----------------------------------------------------------------------------
SFAS No. 133 transition
  adjustment                                 (6)             2         (4)
Unrealized gains on cash flow
  hedge derivatives                         149            (52)        97
Less: Reclassification
      adjustment for losses
      realized in net income                (27)             9        (18)
----------------------------------------------------------------------------
  Net unrealized gains on cash
    flow hedge derivatives                  170            (59)       111
----------------------------------------------------------------------------
  Other comprehensive income
    from continuing operations             $305          $(107)      $198
============================================================================


Year ended December 31, 2000             Pretax     Tax Benefit After-tax
In millions                              Amount       (Expense)    Amount
----------------------------------------------------------------------------
Unrealized securities gains                $127           $(41)       $86
Less: Reclassification
      adjustment for losses
      realized in net income                 (3)             1         (2)
----------------------------------------------------------------------------
  Net unrealized securities
    gains                                   130            (42)        88
Minimum pension liability
  adjustment                                  2             (1)         1
----------------------------------------------------------------------------
  Other comprehensive income
    from continuing operations             $132           $(43)       $89
============================================================================


The accumulated balances related to each component of other comprehensive income
(loss) are as follows:


                                        September 30   December 31
In millions                                     2001          2000
------------------------------------------------------------------
Net unrealized securities gains (losses)        $55          $(32)
Net unrealized gains on cash flow hedge
   derivatives                                  111
Minimum pension liability adjustment            (11)          (11)
   Accumulated other comprehensive
     income (loss) from continuing
     operations                                $155          $(43)
==================================================================

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                                       Three months ended       Nine months ended
                                                                                          September 30             September 30
                                                                                     --------------------    -----------------------
In millions, except share and per share data                                               2001      2000         2001       2000
------------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                          $298      $299         $858       $900
Less: Preferred dividends declared                                                            3         5           13         14
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share             295       294          845        886
Income from discontinued operations applicable to basic earnings per common share                      23           40         45
Cumulative effect of accounting change applicable to basic earnings per common share                                (5)
------------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                $295      $317         $880       $931

Basic weighted-average common shares outstanding (in thousands)                         286,282   288,958      287,908    290,213

Basic earnings per common share from continuing operations                                $1.03     $1.02        $2.94      $3.05
Basic earnings per common share from discontinued operations                                          .08          .14        .16
Basic earnings per common share from cumulative effect of accounting change                                       (.02)
------------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                        $1.03     $1.10        $3.06      $3.21
====================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                          $298      $299         $858       $900
Less: Dividends declared on nonconvertible preferred stock Series F                           3         5           12         14
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share           295       294          846        886
Income from discontinued operations applicable to diluted earnings per common share                    23           40         45
Cumulative effect of accounting change applicable to diluted earnings per common share                              (5)
------------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                              $295      $317         $881       $931

Basic weighted-average common shares outstanding (in thousands)                         286,282   288,958      287,908    290,213
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                           103       118          107        120
     Conversion of preferred stock Series C and D                                           861       974          882      1,005
     Conversion of debentures                                                                17        19           17         20
     Exercise of stock options                                                            1,530     1,906        1,873      1,215
     Incentive share awards                                                                 421        55          347        163
------------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                       289,214   292,030      291,134    292,736

Diluted earnings per common share from continuing operations                              $1.02     $1.01        $2.91      $3.03
Diluted earnings per common share from discontinued operations                                        .08          .14        .15
Diluted earnings per common share from cumulative effect of accounting change                                     (.02)
------------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                      $1.02     $1.09        $3.03      $3.18
====================================================================================================================================

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

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, loan portfolios and businesses that were designated for downsizing during 1999, equity management activities, minority interests, residual asset and liability management activities, eliminations, unallocated reserves and unassigned items, the impact of which is reflected in the "Other" category.

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

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and Columbia Housing Partners, LP, a national syndicator of affordable housing equity.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with $226 billion of assets under management at September 30, 2001. BlackRock manages assets on behalf of institutions and individuals through a variety of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including its flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and technology services to a growing number of institutional investors under the BlackRock Solutions brand name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides customized processing solutions to the international marketplace through its Dublin, Ireland and Luxembourg operations.

RESULTS OF BUSINESSES

                                                                PNC
                                  Regional                     Real        PNC
Three months ended September 30  Community     Corporate     Estate   Business      PNC
In millions                        Banking       Banking    Finance     Credit Advisors BlackRock      PFPC     Other       Total
------------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)               $375          $113        $31        $26      $31        $2      $(19)       $5        $564
Noninterest income                     210            65         24          5      142       135       183        25         789
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                       585           178         55         31      173       137       164        30       1,353
Provision for credit losses             15            41          5          5                                     44         110
Depreciation and amortization           20             3          5          1        5         7        12        14          67
Other noninterest expense              256            88         36          6      115        85       124         9         719
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     294            46          9         19       53        45        28       (37)        457
Income taxes                           108            15         (6)         7       19        18        11       (13)        159
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $186           $31        $15        $12      $34       $27       $17      $(24)       $298
====================================================================================================================================
Inter-segment revenue                   $1            $1                            $14        $5        $1      $(22)
====================================================================================================================================
AVERAGE ASSETS                     $39,926       $15,950     $5,178     $2,432   $3,358      $644    $1,792     $(284)    $68,996
====================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)               $355          $145        $28        $25      $34        $2      $(12)     $(43)       $534
Noninterest income                     151            68         24          4      157       127       169                   700
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                       506           213         52         29      191       129       157       (43)      1,234
Provision for credit losses             11            12                     5                                      2          30
Depreciation and amortization           21             3          4          1        4         5        12        16          66
Other noninterest expense              241            92         31          7      123        86       120       (19)        681
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     233           106         17         16       64        38        25       (42)        457
Income taxes                            84            36                     5       23        15        10       (15)        158
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $149           $70        $17        $11      $41       $23       $15      $(27)       $299
====================================================================================================================================
Inter-segment revenue                   $1            $1                            $21        $3                $(26)
====================================================================================================================================
AVERAGE ASSETS                     $39,320       $16,729     $5,541     $2,343   $3,470      $492    $1,560     $(872)    $68,583
====================================================================================================================================

Nine months ended September 30
In millions
------------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)             $1,093          $381        $88        $77      $99        $7      $(50)      $(3)     $1,692
Noninterest income                     592           181         73         25      463       404       546       (74)      2,210
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     1,685           562        161        102      562       411       496       (77)      3,902
Provision for credit losses             35           129          3         13        1                            54         235
Depreciation and amortization           62            10         16          2       13        19        33        43         198
Other noninterest expense              765           277        101         21      363       258       382       (15)      2,152
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     823           146         41         66      185       134        81      (159)      1,317
Income taxes                           298            49        (12)        24       68        55        32       (55)        459
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $525           $97        $53        $42     $117       $79       $49     $(104)       $858
====================================================================================================================================
Inter-segment revenue                   $3            $3                            $49       $13        $4      $(72)
====================================================================================================================================
AVERAGE ASSETS                     $40,188       $16,389     $5,253     $2,430   $3,399      $644    $1,759      $427     $70,489
====================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)             $1,058          $417        $87        $74     $102        $4      $(34)     $(64)     $1,644
Noninterest income                     439           216         68         12      487       348       489        97       2,156
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     1,497           633        155         86      589       352       455        33       3,800
Provision for credit losses             33            50                     7        3                             3          96
Depreciation and amortization           63            10         14          2       11        15        38        42         195
Other noninterest expense              733           281         88         20      374       230       366        32       2,124
------------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     668           292         53         57      201       107        51       (44)      1,385
Income taxes                           238           102          3         20       74        44        20       (16)        485
------------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $430          $190        $50        $37     $127       $63       $31      $(28)       $900
====================================================================================================================================
Inter-segment revenue                   $3            $3                            $64        $9                $(79)
====================================================================================================================================
AVERAGE ASSETS                     $38,564       $16,318     $5,583     $2,230   $3,541      $492    $1,578      $221     $68,527
====================================================================================================================================

(a) Taxable-equivalent basis

Statistical Information
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                Nine months ended September 30
                                                               ---------------------------------------------------------------------
                                                                           2001                                2000
                                                               ---------------------------------------------------------------------
                                                                                                                           Average
Taxable-equivalent basis                                        Average                 Average    Average                  Yields/
Dollars in millions                                            Balances  Interest   Yields/Rates  Balances    Interest        Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                            $1,805       $90         6.52%     $2,681        $163        8.10%
  Securities available for sale
    U.S. Treasury and government agencies and corporations        3,846       167         5.77       1,748          77        5.89
    Other debt                                                    6,285       282         5.99       3,752         185        6.56
    State, municipal and other                                      106         5         6.79         605          30        6.68
-----------------------------------------------------------------------------------             -------------------------
      Total securities available for sale                        10,237       454         5.92       6,105         292        6.38
  Loans, net of unearned income
    Commercial                                                   20,144     1,130         7.40      21,878       1,383        8.31
    Commercial real estate                                        2,567       146         7.50       2,689         179        8.73
    Consumer                                                      9,095       563         8.28       9,210         589        8.55
    Residential mortgage                                          9,616       522         7.24      12,519         668        7.11
    Lease financing                                               4,144       220         7.07       3,082         168        7.25
    Other                                                           478        25         6.93         670          42        8.40
-----------------------------------------------------------------------------------             -------------------------
      Total loans, net of unearned income                        46,044     2,606         7.51      50,048       3,029        8.01
  Other                                                           1,637        93         7.61       1,278          71        7.39
-----------------------------------------------------------------------------------             -------------------------
  Total interest-earning assets/interest income                  59,723     3,243         7.21      60,112       3,555        7.84
Noninterest-earning assets
  Investment in discontinued operations                              68                                459
  Allowance for credit losses                                      (681)                              (684)
  Cash and due from banks                                         2,935                              2,665
  Other assets                                                    8,512                              6,434
------------------------------------------------------------------------                        ------------
     Total assets                                               $70,557                            $68,986
------------------------------------------------------------------------                        ------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                     $20,994       419         2.66     $18,389         472        3.43
    Savings                                                       1,927        15         1.03       2,088          27        1.73
    Retail certificates of deposit                               12,716       516         5.43      14,591         603        5.52
    Other time                                                      534        26         6.48         633          31        6.45
    Deposits in foreign offices                                     948        35         4.86       1,437          67        6.12
-----------------------------------------------------------------------------------             -------------------------
     Total interest-bearing deposits                             37,119     1,011         3.64      37,138       1,200        4.31
  Borrowed funds
    Federal funds purchased                                       2,344        86         4.81       2,115          99        6.13
    Repurchase agreements                                         1,041        30         3.71         737          32        5.68
    Bank notes and senior debt                                    5,349       215         5.31       6,675         325        6.41
    Federal Home Loan Bank borrowings                             2,155        74         4.54       1,648          78        6.18
    Subordinated debt                                             2,368       127         7.14       2,405         134        7.44
    Other borrowed funds                                            380         8         2.90         842          43        6.71
-----------------------------------------------------------------------------------             -------------------------
     Total borrowed funds                                        13,637       540         5.23      14,422         711        6.49
-----------------------------------------------------------------------------------             -------------------------
    Total interest-bearing liabilities/interest expense          50,756     1,551         4.07      51,560       1,911        4.92
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits                   8,299                              8,098
  Accrued expenses and other liabilities                          3,962                              2,440
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                         848                                848
  Shareholders' equity                                            6,692                              6,040
------------------------------------------------------------------------                        ------------
     Total liabilities, capital securities and shareholders'    $70,557                            $68,986
       equity
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                      3.14                                2.92
   Impact of noninterest-bearing sources                                                   .62                                 .71
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                            $1,692         3.76%                 $1,644        3.63%
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

Loan fees for the nine months ended September 30, 2001 and September 30, 2000 were both $89 million. For each of the three months ended September 30, 2001, June 30, 2001 and September 30, 2000 loan fees were $29 million, $30 million and $29 million, respectively.

------------------------------------------------------------------------------------------------------------------------------------
             Third Quarter 2001                          Second Quarter 2001                         Third Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  Average                                     Average                                      Average
  Average                         Yields/       Average                       Yields/       Average                        Yields/
 Balances        Interest           Rates      Balances      Interest           Rates      Balances       Interest           Rates
------------------------------------------------------------------------------------------------------------------------------------


   $1,695             $22            5.06%       $1,720           $31            7.06%       $2,151            $47            8.77%

    3,908              56            5.69         3,696            54            5.79         1,662             25            5.97
    6,910              97            5.61         7,913           122            6.18         3,934             65            6.65
       91               1            7.75           101             2            7.33           583              9            6.08
------------------------------                ----------------------------                -----------------------------
   10,909             154            5.66        11,710           178            6.07         6,179             99            6.41

   19,296             333            6.76        20,271           375            7.31        21,800            472            8.47
    2,548              43            6.67         2,572            48            7.40         2,688             61            8.85
    9,102             181            7.86         9,096           188            8.29         9,174            201            8.72
    7,771             138            7.11         8,459           152            7.18        12,405            222            7.16
    4,381              75            6.76         4,149            74            7.08         3,238             58            7.24
      456               7            6.04           459             7            6.66           646             14            8.64
------------------------------                ----------------------------                -----------------------------
   43,554             777            7.04        45,006           844            7.46        49,951          1,028            8.13
    1,724              30            6.86         1,562            30            7.94         1,445             30            8.05
------------------------------                ----------------------------                -----------------------------
   57,882             983            6.72        59,998         1,083            7.19        59,726          1,204            7.98

                                                                                                515
     (678)                                         (683)                                       (680)
    2,921                                         2,907                                       2,848
    8,871                                         8,494                                       6,689
---------------                               -------------                               --------------
  $68,996                                       $70,716                                     $69,098
---------------                               -------------                               --------------



  $21,559             123            2.25       $20,944           134            2.57       $18,914            175            3.68
    1,925               4             .84         1,936             5             .94         2,020              9            1.81
   11,785             142            4.79        12,662           175            5.54        14,776            217            5.85
      501               8            6.26           537             8            6.48           619             10            6.55
      357               3            3.54         1,096            12            4.17         1,342             23            6.50
------------------------------                ----------------------------                -----------------------------
   36,127             280            3.07        37,175           334            3.60        37,671            434            4.58

    1,497              14            3.60         2,604            28            4.31         1,904             32            6.51
      893               7            2.90           958             9            3.64           846             14            5.84
    4,973              57            4.51         5,189            67            5.09         6,290            108            6.75
    2,459              22            3.48         2,550            31            4.78         1,105             20            7.16
    2,332              41            6.98         2,364            42            7.15         2,419             45            7.44
      373              (2)          (1.93)          365             3            3.32           954             17            7.18
------------------------------                ----------------------------                -----------------------------
   12,527             139            4.35        14,030           180            5.09        13,518            236            6.85
------------------------------                ----------------------------                -----------------------------
   48,654             419            3.40        51,205           514            4.01        51,189            670            5.18

    8,476                                         8,229                                       8,239
    4,273                                         3,777                                       2,637

      848                                           848                                         848
    6,745                                         6,657                                       6,185
---------------                               -------------                               --------------
  $68,996                                       $70,716                                     $69,098

------------------------------------------------------------------------------------------------------------------------------------
                                     3.32                                        3.18                                         2.80
                                      .54                                         .58                                          .74
------------------------------------------------------------------------------------------------------------------------------------
                     $564            3.86%                       $569            3.76%                        $534            3.54%
------------------------------------------------------------------------------------------------------------------------------------

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.


Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:     One PNC Plaza
             249 Fifth Avenue
             Pittsburgh, Pennsylvania 15222-2707
             Telephone:  (412) 762-2000

As of October 31, 2001 The PNC Financial Services Group, Inc. had 284,067,222 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                              Page(s)
---------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and nine months ended
             September 30, 2001 and 2000                    27
           Consolidated Balance Sheet as of
             September 30, 2001 and December 31,
             2000                                           28
           Consolidated Statement of Cash Flows for
             the nine months ended September 30,
             2001 and 2000                                  29
           Notes to Consolidated Financial             30 - 38
             Statements
           Consolidated Average Balance Sheet and
             Net Interest Analysis                     39 - 40
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 3 - 26
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk             17 - 24
---------------------------------------------------------------


PART II    OTHER FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

 10.15    Forms of Second Amendment to Change in Control Severance Agreements
 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
 99       The Corporation's Employee Stock Purchase Plan, as amended
================================================================================
Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

The Corporation filed the following Report on Form 8-K since June 30, 2001:

Form 8-K dated as of July 25, 2001, reporting on entering into underwriting agreements with respect to the public offering of $450,000,000 of Floating Rate Senior Notes due 2003, and $700,000,000 of 5.75% Senior Notes due 2006, and on the form of notes and related guarantees, filed pursuant to Item 5.

Form 8-K dated as of October 29, 2001, reporting on entering into underwriting agreements with respect to the public offering of $600,000,000 of Floating Rate Senior Notes due 2004, and $400,000,000 of 5.75% Senior Notes due 2006, and on the form of notes and related guarantees, filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2001, on its behalf by the undersigned thereunto duly authorized.

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

FINANCIAL INFORMATION

The Corporation's Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC"). Copies of this document and other filings, including Exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies may also be obtained without charge by writing to Lynn Fox Evans, Director of Financial Reporting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

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

                                                               Cash
                                                          Dividends
                        High          Low        Close     Declared
=====================================================================
2001 QUARTER
---------------------------------------------------------------------
First                $75.813      $56.000      $67.750         $.48
Second                71.110       62.400       65.790          .48
Third                 70.390       51.140       57.250          .48
---------------------------------------------------------------------
     Total                                                    $1.44
=====================================================================
2000 QUARTER
---------------------------------------------------------------------
First                $48.500      $36.000      $45.063         $.45
Second                57.500       41.000       46.875          .45
Third                 66.375       47.625       65.000          .45
Fourth                75.000       56.375       73.063          .48
---------------------------------------------------------------------
     Total                                                    $1.83
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