Form 10-Q/A
period 2001-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2002-03-29
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q/A, Amendment No. 1
                 For the quarterly period ended March 31, 2001



Pages 1 and 2 represent a portion of the first quarter 2001 Financial Review which is not required by the Form 10-Q/A report and is not "filed" as part of the Form 10-Q/A.

The Form 10-Q/A and cross reference index is on page 39.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

By filing this amendment ("Amendment No. 1"), the registrant, The PNC Financial Services Group, Inc., hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 ("March 2001 Form 10-Q") primarily to reflect the correction of an error related to the accounting for the January 2001 sale of the registrant's residential mortgage banking business.

By this Amendment No. 1, the registrant is amending and restating its entire March 2001 Form 10-Q.


March 31       March 31 For the three months ended - dollars in millions, except
per share data                                                                                2001           2000
---------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                                            $559           $560
    Noninterest income                                                                         701            728
                                                                                            -------------------------
    Total revenue                                                                            1,260          1,288

Income from continuing operations                                                              265            302
Discontinued operations                                                                          5              6
                                                                                            -------------------------
Income before cumulative effect of accounting change                                           270            308
Cumulative effect of accounting change                                                          (5)
                                                                                            -------------------------
     Net income                                                                               $265           $308
                                                                                            =========================

Per common share
   DILUTED EARNINGS
     Continuing operations                                                                    $.89          $1.01
     Discontinued operations                                                                   .02            .02
                                                                                            -------------------------
     Before cumulative effect of accounting change                                             .91           1.03
     Cumulative effect of accounting change                                                   (.02)
                                                                                            -------------------------
     Net income                                                                              $ .89          $1.03
                                                                                            =========================
   Cash dividends declared                                                                    $.48           $.45
---------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                                                      16.59%         21.29%
    Average assets                                                                            1.49           1.77
Net interest margin                                                                           3.62           3.68
Noninterest income to total revenue                                                          55.63          56.52
Efficiency (a)                                                                               57.91          57.85
FROM NET INCOME
Return on
    Average common shareholders' equity                                                      16.59%         21.71%
    Average assets                                                                            1.43           1.66
Net interest margin                                                                           3.53           3.46
Noninterest income to total revenue                                                          55.92          58.27
Efficiency (b)                                                                               57.74          57.36
=====================================================================================================================

(a) Excludes amortization and distributions on capital securities.
(b) Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities.

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

The amounts contained in this Amendment No. 1 include the restatement of the results for the first quarter 2001 to reflect the correction of an error related to the accounting for the sale of the residential mortgage banking business. This restatement reduced income from discontinued operations and net income for the three months ended March 31, 2001 by $35 million, or $.12 per diluted share. The consolidated balance sheet was not affected by this restatement as the impact of the error had been reflected in retained earnings at March 31, 2001.

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

Financial services organizations today are challenged to demonstrate that they can generate high-quality earnings growth in an increasingly competitive and weakening economic environment. As a result, PNC has been aggressively pursuing strategies to create a more diverse and valuable business mix by increasing the contribution from more highly-valued businesses such as asset management, processing and treasury management and by decreasing the contribution from lending- based traditional banking businesses. Earnings from asset management and processing businesses increased to nearly 30% of total business earnings for the first three months of 2001 and noninterest income was approximately 60% of total revenue. At the same time, PNC sold its residential mortgage banking business and has been downsizing certain institutional lending portfolios resulting in a reduction of the loan to deposit ratio to below 100%.

On January 31, 2001, PNC closed the sale of its residential mortgage banking business. The net loss on sale and income from operations for the first three months of 2001 resulted in income from discontinued operations of $5 million or $.02 per diluted share. Certain closing date adjustments are currently in dispute between PNC and the buyer, Washington Mutual Bank, FA. The ultimate financial impact of the sale will not be determined until the disputed matters are finally resolved.

Return on average common shareholders' equity was 16.59% and return on average assets was 1.43% for the first three months of 2001 compared with 21.71% and 1.66%, respectively, for the first three months of 2000. Returns during the first three months of 2001 reflect PNC's stronger capital position that resulted from balance sheet downsizing initiatives.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first three months of 2001 was $265 million or $.89 per diluted share. Excluding the effect of adopting the new accounting standard for financial derivatives, net income was $270 million or $.91 per diluted share compared with $308 million or $1.03 per diluted share for the first three months of 2000. These results include the negative impact of a $27 million or $.09 per diluted share net loss from venture capital activities. Excluding this loss and the effect of the accounting change, results for the first three months of 2001 were $297 million or $1.00 per diluted share.

The residential mortgage banking business, which was sold in January 2001, is reflected in discontinued operations throughout the Corporation's consolidated financial statements. Accordingly, the income and net assets of the residential mortgage banking business are shown separately on one line in the income statement and balance sheet, respectively, for all periods presented. The remainder of the discussion and information in this Financial Review reflects continuing operations, unless otherwise noted.

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



RESULTS OF BUSINESSES

                                                                       Revenue                 Return on
                                                 Earnings     (taxable-equivalent basis)    Assigned Capital       Average Assets
Three months ended March 31                  ---------------------------------------------------------------------------------------
Dollars in millions                           2001      2000        2001        2000        2001       2000       2001         2000
------------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Community Banking                           $162      $129        $542        $477          24%        20%   $40,617      $37,866
  Corporate Banking                             24        64         192         214           8         22     16,939       15,950
------------------------------------------------------------------------------------                           --------------------
     Total PNC Bank                            186       193         734         691          19         21     57,556       53,816
------------------------------------------------------------------------------------                           --------------------
Secured Finance
  PNC Real Estate Finance                       20        13          53          46          21         14      5,378        5,382
  PNC Business Credit                           16        13          38          28          41         38      2,377        2,084
------------------------------------------------------------------------------------                           --------------------
     Total Secured Finance                      36        26          91          74          26         20      7,755        7,466
------------------------------------------------------------------------------------                           --------------------
       Total Banking                           222       219         825         765          20         21     65,311       61,282
Asset Management and Processing
  PNC Advisors                                  44        41         199         204          32         30      3,505        3,598
  BlackRock                                     25        19         134         108          26         26        500          388
  PFPC                                          17         6         184         161          33         12      1,735        1,603
------------------------------------------------------------------------------------                           --------------------
     Total Asset Management and
       Processing                               86        66         517         473          30         25      5,740        5,589
------------------------------------------------------------------------------------                           --------------------
  Total business results                       308       285       1,342       1,238          22         22     71,051       66,871
Other                                          (43)       17         (82)         50                               734        1,473
------------------------------------------------------------------------------------                           --------------------
Results from continuing operations             265       302       1,260       1,288          17         21     71,785       68,344
Discontinued operations                          5         6                                                       207          412
Cumulative effect of accounting change          (5)
------------------------------------------------------------------------------------                           --------------------
   Total Consolidated                         $265      $308      $1,260      $1,288          17         22    $71,992      $68,756
===================================================================================================================================

COMMUNITY BANKING

Three months ended March 31
Dollars in millions                             2001        2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $354        $344
Other noninterest income                         161         137
Net securities gains (losses)                     27          (4)
-----------------------------------------------------------------
   Total revenue                                 542         477
Provision for credit losses                       10          12
Noninterest expense                              279         264
-----------------------------------------------------------------
   Pretax earnings                               253         201
Income taxes                                      91          72
-----------------------------------------------------------------
   Earnings                                     $162        $129
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $5,932      $5,252
    Indirect                                     943       1,435
    Education                                    135          97
    Other consumer                               917         786
-----------------------------------------------------------------
     Total consumer                            7,927       7,570
   Commercial                                  3,611       3,725
   Residential mortgage                       11,701      11,603
   Leasing                                     1,703       1,179
   Other                                         140         141
-----------------------------------------------------------------
      Total loans                             25,082      24,218
Securities available for sale                  7,551       5,676
Loans held for sale                            1,324       1,429
Assigned assets and other assets               6,660       6,543
-----------------------------------------------------------------
   Total assets                              $40,617     $37,866
-----------------------------------------------------------------
Deposits
   Noninterest-bearing demand                 $4,476      $4,594
   Interest-bearing demand                     5,506       5,274
   Money market                               11,769       9,482
   Savings                                     1,860       2,077
   Certificates                               13,256      13,611
-----------------------------------------------------------------
     Total deposits                           36,867      35,038
Other liabilities                              1,010         274
Assigned capital                               2,740       2,554
-----------------------------------------------------------------
   Total funds                               $40,617     $37,866
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        24%         20%
Noninterest income to total revenue               35          28
Efficiency                                        50          53
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


COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                      2001     2000
-----------------------------------------------------------------
January 1                                         $54      $45
Acquisitions/additions                              6        3
Repayments/transfers                               (2)      (2)
-----------------------------------------------------------------
   March 31                                       $58      $46
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

Revenue decreased $5 million in the period-to-period comparison due to lower levels of retail investor trading activity and weak equity markets, the impact of which was partially offset by investment management and trust revenue accrual adjustments of $14 million. Management expects that revenue will continue to be lower than the prior year until market conditions improve.

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

The provision for credit losses for the first three months of 2001 and the evaluation of the allowance for credit losses as of March 31, 2001 reflected changes in loan portfolio composition and changes in asset quality. The unallocated portion of the allowance for credit losses represented 20% of the total allowance and .30% of total loans at March 31, 2001 compared with 20% and ..26%, respectively, at December 31, 2000.

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

In addition to the factors mentioned elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: adjustments to recorded results of sale of residential mortgage banking business after disputes over certain closing date adjustments have been resolved; decisions the Corporation makes with respect to the redeployment of available capital; changes in asset quality and credit risk; economic conditions; changes in financial and capital markets; the inability to sustain revenue and earnings growth; changes in interest rates; inflation; changes in values of assets under management and assets serviced; relative investment performance of assets under management; customer acceptance of PNC products and services; customer borrowing, repayment, investment, and deposit practices; customer disintermediation; valuation of debt and equity investments; the inability to successfully manage risks inherent in the Corporation's business; the introduction, withdrawal, success and timing of business initiatives and strategies; the extent and cost of any share repurchases; decisions the Corporation makes with respect to further reduction of balance sheet leverage and potential investments in PNC businesses; competitive conditions; the inability to realize cost savings or revenue enhancements, implement integration plans and other consequences associated with mergers, acquisitions, restructurings and divestitures; unfavorable resolution of legal proceedings; and the impact, extent and timing of technological changes, capital management activities, and actions of the Federal Reserve Board and legislative and regulatory actions and reforms. Further, an increase in the number of customer or counterparty delinquencies, bankruptcies, or defaults could result in, among other things, a higher loan loss provision and reduced profitability.

Some of the above factors are described in more detail in the Risk Factors section of this Financial Review and factors relating to credit risk, interest rate risk, liquidity risk, trading activities, and financial and other derivatives are discussed in the Risk Management section of this Financial Review. Other factors are described elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data                 2001           2000
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                          $981           $984
Securities available for sale                                                     122             94
Loans held for sale                                                                37             64
Other                                                                              32             19
--------------------------------------------------------------------------------------------------------
   Total interest income                                                        1,172          1,161
--------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                          397            369
Borrowed funds                                                                    221            237
--------------------------------------------------------------------------------------------------------
   Total interest expense                                                         618            606
--------------------------------------------------------------------------------------------------------
   Net interest income                                                            554            555
Provision for credit losses                                                        80             31
--------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                           474            524
--------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                                  223            186
Fund servicing                                                                    181            155
Service charges on deposits                                                        50             50
Brokerage                                                                          54             71
Consumer services                                                                  55             47
Corporate services                                                                 76             82
Equity management                                                                 (39)            87
Net securities gains (losses)                                                      29             (3)
Other                                                                              72             53
--------------------------------------------------------------------------------------------------------
   Total noninterest income                                                       701            728
--------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                     421            411
Net occupancy                                                                      53             53
Equipment                                                                          57             56
Amortization                                                                       26             28
Marketing                                                                           9             13
Distributions on capital securities                                                17             16
Other                                                                             192            215
--------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                      775            792
--------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                             400            460
Income taxes                                                                      135            158
--------------------------------------------------------------------------------------------------------
   Income from continuing operations                                              265            302
--------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $0 and $5)                                                              5              6
--------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change                          270            308
Cumulative effect of accounting change (less applicable
   income taxes of $2)                                                             (5)
--------------------------------------------------------------------------------------------------------
   Net income                                                                    $265           $308
--------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Continuing operations
Basic                                                                            $.90          $1.02
Diluted                                                                           .89           1.01
Net income
Basic                                                                           $ .90          $1.04
Diluted                                                                           .89           1.03

CASH DIVIDENDS DECLARED PER COMMON SHARE                                         $.48           $.45

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                           289.2          291.9
Diluted                                                                         292.8          294.1
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
=======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.



Three months ended March 31 - in millions                                            2001             2000
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $265             $308
Discontinued operations                                                                (5)              (6)
Cumulative effect of accounting change                                                  5
---------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                     265              302
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                         80               31
   Depreciation, amortization and accretion                                           100               77
   Deferred income taxes                                                              114              117
   Net securities (gains) losses                                                      (28)               3
   Valuation adjustments                                                                8               17
Change in
   Loans held for sale                                                               (124)             661
   Other                                                                             (266)            (341)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                        149              867
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                   (64)            (631)
Repayment of securities available for sale                                            265              185
Sales
   Securities available for sale                                                    4,958            1,427
   Loans                                                                            1,161
   Foreclosed assets                                                                    5                7
Purchases
   Securities available for sale                                                   (7,357)          (1,594)
   Loans                                                                             (110)
Net cash received in sale of business                                                 503
Other                                                                                  71              (70)
----------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                           (568)            (676)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                       (59)            (142)
   Interest-bearing deposits                                                         (416)             107
   Federal funds purchased                                                           (660)            (372)
Sales/issuances
   Repurchase agreements                                                           65,210           33,151
   Bank notes and senior debt                                                                        1,050
   Federal Home Loan Bank borrowings                                                2,623            1,500
   Subordinated debt                                                                    1               99
   Other borrowed funds                                                             9,410           10,399
   Common stock                                                                        80               31
Repayments/maturities
   Repurchase agreements                                                          (64,987)         (33,417)
   Bank notes and senior debt                                                        (750)          (1,025)
   Federal Home Loan Bank borrowings                                                 (500)          (1,700)
   Subordinated debt                                                                 (100)
   Other borrowed funds                                                            (9,762)         (10,528)
Acquisition of treasury stock                                                        (191)            (116)
Cash dividends paid                                                                  (144)            (136)
---------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                           (245)          (1,099)
---------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                  (664)            (908)
     Cash and due from banks at beginning of year                                   3,662            3,080
---------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                      $2,998           $2,172
===============================================================================================================
CASH PAID FOR
     Interest                                                                        $577             $634
     Income taxes                                                                      29               90
NON-CASH ITEMS
     Transfer of residential mortgage loans to securities available for sale        3,775
     Transfer from loans held for sale to loans                                         6
     Transfer from loans to other assets                                                3                9
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

RESTATEMENTS
The amounts contained in this Amendment No. 1 include the restatement of the results for the first quarter of 2001 to reflect the correction of an error related to the accounting for the sale of the residential mortgage banking business. This restatement reduced income from discontinued operations and net income for the three months ended March 31, 2001 by $35 million, or $.12 per diluted share. The consolidated balance sheet was not affected by this restatement as the impact of the error had been reflected in retained earnings at March 31, 2001.

DISCONTINUED OPERATIONS
On January 31, 2001, PNC closed the sale of its residential mortgage banking business. Certain closing date adjustments are currently in dispute between PNC and the buyer, Washington Mutual Bank, FA. The ultimate financial impact of the sale will not be determined until the disputed matters are finally resolved.

The income and net assets of the residential mortgage banking business, which are presented on one line in the income statement and balance sheet, respectively, are as follows:

INCOME FROM DISCONTINUED OPERATIONS

Three months ended March 31 - in millions       2001       2000
-----------------------------------------------------------------
Total income from operations, after tax         $ 15         $6
Net loss on disposal, after tax (a)              (10)
-----------------------------------------------------------------
   Total income from discontinued
     operations                                  $ 5         $6
=================================================================

(a) Includes recognition of $35 million of previously unrealized securities losses in accumulated other comprehensive income.

INVESTMENT IN DISCONTINUED OPERATIONS

December 31 - in millions                                   2000
------------------------------------------------------------------
Loans held for sale                                       $3,003
Securities available for sale                              3,016
Loans, net of unearned income                                739
Goodwill and other amortizable assets                      1,925
All other assets                                           1,168
------------------------------------------------------------------
   Total assets                                            9,851
------------------------------------------------------------------
Deposits                                                   1,150
Borrowed funds                                             7,601
Other liabilities                                            744
------------------------------------------------------------------
   Total liabilities                                       9,495
------------------------------------------------------------------
      Net assets                                            $356
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

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31 - in millions, except share and per share data                         2001               2000
------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                                  $265               $302
Less: Preferred dividends declared                                                                    5                  5
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share                     260                297
Income from discontinued operations applicable to basic earnings per common share                     5                  6
Cumulative effect of accounting change applicable to basic earnings per common share                 (5)
------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                        $260               $303

Basic weighted-average common shares outstanding (in thousands)                                 289,205            291,891

Basic earnings per common share from continuing operations                                         $.90              $1.02
Basic earnings per common share from discontinued operations                                        .02                .02
Basic earnings per common share from cumulative effect of accounting change                        (.02)
------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                                $ .90              $1.04
==============================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                                  $265               $302
Less: Dividends declared on nonconvertible preferred stock Series F                                   4                  5
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share                   261                297
Income from discontinued operations applicable to diluted earnings per common share                   5                  6
Cumulative effect of accounting change applicable to diluted earnings per common share               (5)
------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                                      $261               $303

Basic weighted-average common shares outstanding (in thousands)                                 289,205            291,891
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                                   111                122
     Conversion of preferred stock Series C and D                                                   902              1,028
     Conversion of debentures                                                                        17                 22
     Exercise of stock options                                                                    2,266                699
     Incentive share awards                                                                         304                368
------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                               292,805            294,130

Diluted earnings per common share from continuing operations                                       $.89              $1.01
Diluted earnings per common share from discontinued operations                                      .02                .02
Diluted earnings per common share from cumulative effect of accounting change                      (.02)
------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                              $ .89              $1.03
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

QUARTERLY REPORT ON FORM 10-Q/A
AMENDMENT NO. 1
THE PNC FINANCIAL SERVICES GROUP, INC.

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

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 ("March 2001 Form 10-Q") primarily to reflect the correction of an error related to the accounting for the January 2001 sale of the registrant's residential mortgage banking business.

By this Amendment No. 1, the undersigned registrant is amending and restating its entire March 2001 Form 10-Q.

As of April 27, 2001 The PNC Financial Services Group, Inc. had 288,884,641 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q/A, Amendment No. 1.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q/A, Amendment No. 1:

 *3.1     Articles of Incorporation of the Corporation, as amended and restated
             as of April 24, 2001
*12.1     Computation of Ratio of Earnings to Fixed Charges
*12.2     Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
================================================================================
* Previously filed with the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Thomas F. Garbe, Director of Financial Accounting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on March 29, 2002, on its behalf by the undersigned thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
By:  /s/ Robert L. Haunschild
-----------------------------
Robert L. Haunschild
Chief Financial Officer

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

FINANCIAL INFORMATION

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission ("SEC"). Copies of this document and other filings, including Exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies may also be obtained without charge by writing to Thomas F. Garbe, Director of Financial Accounting, at corporate headquarters, by calling
(412) 762-1553 or via e-mail at financial.reporting@pnc.com.

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