Form 10-Q/A
period 2001-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2002-03-29
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                Quarterly Report on Form 10-Q/A, Amendment No. 1
                 For the quarterly period ended June 30, 2001



Page 1 represents a portion of the second quarter 2001 Financial Review which is not required by Amendment No. 1 to the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Amendment No. 1 to Quarterly Report on Form 10-Q and cross reference index is on page 41.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.

By filing this amendment ("Amendment No. 1"), the registrant, The PNC
Financial Services Group, Inc., hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("June 2001 Form 10-Q") primarily for the items described in "Restatements" in the Overview section of the Financial Review and in the "Notes to Consolidated Financial Statements" of this Amendment No. 1.

By this Amendment No. 1, the registrant is amending and restating its entire June 2001 Form 10-Q.

                                                               Three months ended June 30      Six months ended June 30
                                                            ------------------------------  ----------------------------
Dollars in millions, except per share data                           2001            2000           2001           2000
------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                   $569            $550         $1,128         $1,110
    Noninterest income                                                720             728          1,421          1,456
                                                            ------------------------------  ----------------------------
    Total revenue                                                   1,289           1,278          2,549          2,566

Income from continuing operations                                     295             299            560            601
Discontinued operations                                                                16              5             22
                                                            ------------------------------  ----------------------------
Income before cumulative effect of accounting change                  295             315            565            623
Cumulative effect of accounting change                                                                (5)
                                                            ------------------------------  ----------------------------
     Net income                                                      $295            $315           $560           $623
                                                            ==============================  ============================

Per common share
   DILUTED EARNINGS
     Continuing operations                                          $1.00           $1.01          $1.89          $2.02
     Discontinued operations                                                          .05            .02            .07
                                                            ------------------------------  ----------------------------
     Before cumulative effect of accounting change                   1.00            1.06           1.91           2.09
     Cumulative effect of accounting change                                                         (.02)
                                                            ------------------------------  ----------------------------
     Net income                                                     $1.00           $1.06          $1.89          $2.09
                                                            ==============================  ============================

   Cash dividends declared                                           $.48            $.45           $.96           $.90
------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                             18.13%          20.77%         17.36%         21.03%
    Average assets                                                   1.67            1.74           1.58           1.75
Net interest margin                                                  3.77            3.63           3.70           3.65
Noninterest income to total revenue                                 55.86           56.96          55.75          56.74
Efficiency (b)                                                      57.65           57.29          57.78          57.57
FROM NET INCOME
Return on
    Average common shareholders' equity                             18.13%          21.91%         17.36%         21.81%
    Average assets                                                   1.67            1.68           1.55           1.67
Net interest margin                                                  3.77            3.41           3.65           3.43
Noninterest income to total revenue                                 55.86           58.92          55.89          58.60
Efficiency (c)                                                      57.65           55.70          57.66          56.53
========================================================================================================================

(a) Excludes amortization and distributions on capital securities.
(b) Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities.

                                                               June 30     December 31       June 30
Dollars in millions, except per share data                        2001            2000          2000
-------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets                                                         $69,998         $69,844       $68,885
Earning assets                                                  58,307          59,373        59,334
Loans, net of unearned income                                   44,167          50,601        50,281
Securities                                                      10,982           5,902         5,315
Loans held for sale                                              1,870           1,655         2,305
Deposits                                                        45,799          47,664        46,381
Borrowed funds                                                  12,119          11,718        13,028
Shareholders' equity                                             6,748           6,656         6,157
Common shareholders' equity                                      6,532           6,344         5,844
Book value per common share                                      22.60           21.88         20.22
Loans to deposits                                                   96%            106%          108%

CAPITAL RATIOS
Leverage                                                           8.1%            8.0%          6.7%
Common shareholders' equity to total assets                       9.33            9.08          8.48

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                      1.03%            .71%          .67%
Allowance for credit losses to total loans                        1.53            1.33          1.34
Allowance for credit losses to nonaccrual loans                 180.48          208.98        217.04
Net charge-offs to average loans (For the three
   months ended)                                                   .40             .32           .27
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

Financial services organizations today are challenged to demonstrate that they can generate high-quality earnings growth in an increasingly competitive and weakened economic environment, one with slower growth rates, asset quality concerns and weaker equity markets. As a result, PNC has been aggressively pursuing strategies to create a more diverse and valuable business mix by increasing the contribution from more highly-valued businesses such as asset management, processing and treasury management and decreasing the contribution from lending-based traditional banking businesses. Earnings from asset management and processing businesses represented 26% of total business earnings for the first six months of 2001 and noninterest income was 56% of total revenue. At the same time, PNC sold its residential mortgage banking business and has been downsizing certain institutional lending portfolios resulting in a reduction of the loan to deposit ratio to 96% at June 30, 2001.

On January 31, 2001, PNC closed the sale of its residential mortgage banking business. The net loss on sale and income from operations included in the first six months of 2001 resulted in income from discontinued operations of $5 million or $.02 per diluted share. Certain closing date adjustments are currently in dispute between PNC and the buyer, Washington Mutual Bank, FA. The ultimate financial impact of the sale will not be determined until the disputed matters are finally resolved.

RESTATEMENTS
Subsequent to December 31, 2001, PNC announced two changes that affected results for the six months ended June 30, 2001.

During the second quarter of 2001, the Corporation entered into a transaction with a subsidiary of a third party financial institution (American International Group, Inc.) involving the sale of loan assets and the receipt of preferred interests in the subsidiary. At the time of the transaction, the loans were removed from PNC's balance sheet and the preferred interests in the entity were recorded as securities available for sale in conformity with accounting guidance received from PNC's independent auditors. In January 2002, the Federal Reserve Board staff advised PNC that under generally accepted accounting principles the subsidiary of the third party financial institution should be consolidated into the financial statements of PNC in preparing bank holding company reports. After considering all of the circumstances, PNC made the decision to restate its consolidated financial statements for the second and third quarters of 2001 to conform financial reporting with regulatory reporting requirements. Amounts appearing in this Amendment No. 1 reflect the consolidation of the entity.

Loans in this entity are included in the consolidated balance sheet as loans held for sale and are carried at the lower of cost or market value. Charges recorded at the dates the assets were sold into the entity were reflected as charge-offs on those loans in portfolio and as valuation adjustments in noninterest income on loans previously classified as held for sale.

The amounts contained in this Amendment No. 1 also include the restatement of the results for the first quarter of 2001 to reflect the correction of an error related to the accounting for the sale of the residential mortgage banking business. This restatement reduced income from discontinued operations and net income for the six months ended June 30, 2001 by $35 million or $.12 per diluted share.

See "Restatements" in the Notes to Consolidated Financial Statements for additional information.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first six months of 2001 was $560 million or $1.89 per diluted share. Excluding the effect of adopting the new accounting standard for financial derivatives, net income was $565 million or $1.91 per diluted share compared with $623 million or $2.09 per diluted share for the first six months of 2000. These results include the negative impact of a $49 million or $.17 per diluted share net loss from venture capital activities. Excluding this loss and the effect of the accounting change, results for the first six months of 2001 were $614 million or $2.08 per diluted share.

Return on average common shareholders' equity was 17.36% and return on average assets was 1.55% for the first six months of 2001 compared with 21.81% and 1.67%, respectively, for the first six months of 2000.

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

Income from continuing operations for the first six months of 2001 was $560 million or $1.89 per diluted share, compared with $601 million or $2.02 per diluted share for the first six months of 2000.


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

Total assets were $70.0 billion at June 30, 2001 compared with $69.8 billion at December 31, 2000. Average interest-earning assets were $60.7 billion for the first six months of 2001 compared with $60.3 billion for the first six months of 2000. A decline in loans and loans held for sale was offset by an increase in securities that are used for balance sheet and interest rate risk management activities.

Shareholders' equity totaled $6.7 billion at June 30, 2001 and the regulatory capital ratios were 8.1% for leverage, 9.0% for tier I risk-based and 12.8% for total risk-based capital. During the first six months of 2001, PNC repurchased
3.4 million shares of common stock.

Nonperforming assets were $474 million at June 30, 2001 compared with $372 million at December 31, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets increased to 1.03% at June 30, 2001 compared with .71% at December 31, 2000.

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



RESULTS OF BUSINESSES

                                                                     Revenue               Return on
                                              Earnings     (taxable-equivalent basis)   Assigned Capital          Average Assets
                                           ---------------------------------------------------------------------------------------
Six months ended June 30 -
dollars in millions                         2001    2000         2001       2000        2001        2000          2001       2000
----------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Regional Community Banking                $339    $281       $1,100       $991          25%         22%      $40,321    $38,182
  Corporate Banking                           65     120          383        420          11          20        16,618     16,110
---------------------------------------------------------------------------------                           ----------------------
     Total PNC Bank                          404     401        1,483      1,411          21          21        56,939     54,292
---------------------------------------------------------------------------------                           ----------------------
Secured Finance
  PNC Real Estate Finance                     38      33          106        103          19          17         5,291      5,604
  PNC Business Credit                         30      26           71         57          38          36         2,430      2,173
---------------------------------------------------------------------------------                           ----------------------
     Total Secured Finance                    68      59          177        160          25          23         7,721      7,777
---------------------------------------------------------------------------------                           ----------------------
       Total Banking                         472     460        1,660      1,571          21          22        64,660     62,069
---------------------------------------------------------------------------------                           ----------------------
Asset Management and Processing
  PNC Advisors                                83      86          389        398          30          31         3,420      3,577
  BlackRock                                   52      40          269        221          26          27           571        434
  PFPC                                        32      16          370        331          31          16         1,742      1,587
---------------------------------------------------------------------------------                           ----------------------
     Total Asset Management and
       Processing                            167     142        1,028        950          29          27         5,733      5,598
---------------------------------------------------------------------------------                           ----------------------
   Total business results                    639     602        2,688      2,521          23          23        70,393     67,667
Other                                        (79)     (1)        (139)        45                                   854        833
---------------------------------------------------------------------------------                           ----------------------
Results from continuing operations           560     601        2,549      2,566          17          21        71,247     68,500
Discontinued operations                        5      22                                                           103        430
Cumulative effect of accounting change        (5)
---------------------------------------------------------------------------------                           ----------------------
   Total Consolidated                       $560    $623       $2,549     $2,566          17          22       $71,350    $68,930
==================================================================================================================================

REGIONAL COMMUNITY BANKING

Six months ended June 30 -
dollars in millions                             2001        2000
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                             $718        $703
Other noninterest income                         339         292
Net securities gains (losses)                     43          (4)
-----------------------------------------------------------------
   Total revenue                               1,100         991
Provision for credit losses                       20          22
Noninterest expense                              551         534
-----------------------------------------------------------------
   Pretax earnings                               529         435
Income taxes                                     190         154
-----------------------------------------------------------------
   Earnings                                     $339        $281
-----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $6,121      $5,311
    Indirect                                     895       1,352
    Other consumer                               924         871
-----------------------------------------------------------------
     Total consumer                            7,940       7,534
   Commercial                                  3,624       3,711
   Residential mortgage                        9,603      11,599
   Leasing                                     1,799       1,179
   Other                                         136         172
-----------------------------------------------------------------
      Total loans                             23,102      24,195
Securities available for sale                  9,346       5,470
Loans held for sale                            1,288       1,358
Assigned assets and other assets               6,585       7,159
-----------------------------------------------------------------
   Total assets                              $40,321     $38,182
-----------------------------------------------------------------
Deposits
   Noninterest-bearing demand                 $4,488      $4,591
   Interest-bearing demand                     5,517       5,377
   Money market                               11,919       9,776
   Savings                                     1,870       2,063
   Certificates                               12,741      13,524
-----------------------------------------------------------------
     Total deposits                           36,535      35,331
Other liabilities                              1,066         274
Assigned capital                               2,720       2,577
   Total funds                               $40,321     $38,182
-----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        25%         22%
Noninterest income to total revenue               35          29
Efficiency                                        48          52
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

Total loans decreased in the comparison as the reduction of residential mortgage loans due to securitizations and the continued downsizing of the indirect automobile lending portfolio were partially offset by higher home equity loans and leases that resulted from strategic acquisitions. The decrease in residential mortgage loans was offset by an increase in securities.

Total deposits grew 3% in the comparison driven by a $2.2 billion increase in transaction deposits. The increase in money market deposits resulted from targeted consumer marketing initiatives to add new accounts and retain existing customers as funds shifted from savings and certificates of deposit.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CORPORATE BANKING

Six months ended June 30 -
dollars in millions                              2001        2000
------------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                           $204        $199
Noncredit revenue                                 179         221
------------------------------------------------------------------
   Total revenue                                  383         420
Provision for credit losses                        88          38
Noninterest expense                               196         196
------------------------------------------------------------------
   Pretax earnings                                 99         186
Income taxes                                       34          66
------------------------------------------------------------------
   Earnings                                       $65        $120
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Middle market                               $5,943      $6,132
   Large corporate                              3,161       3,106
   Energy, metals and mining                    1,273       1,334
   Communications                               1,169       1,451
   Leasing                                      2,216       1,734
   Other                                          321         368
------------------------------------------------------------------
     Total loans                               14,083      14,125
Other assets                                    2,535       1,985
------------------------------------------------------------------
   Total assets                               $16,618     $16,110
------------------------------------------------------------------
Deposits                                       $4,862      $4,539
Assigned funds and other liabilities           19,510      10,363
Assigned capital                                1,246       1,208
------------------------------------------------------------------
   Total funds                                $16,618     $16,110
------------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         11%         20%
Noncredit revenue to total revenue                 47          53
Efficiency                                         51          46
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

Corporate Banking contributed 10% of total business earnings for the first six months of 2001 compared with 20% for the first six months of 2000. Earnings declined to $65 million for the first six months of 2001 compared with $120 million for the first six months of 2000 primarily due to provision for credit losses in 2001 related to portfolios that PNC is downsizing.

Total revenue of $383 million for the first six months of 2001 decreased $37 million compared with the same period in 2000. Credit-related revenue increased 3% compared with the first six months of 2000 as an increase in net interest margin was partially offset by a decrease in average loans. The decrease in average loans in the period-to-period comparison was primarily due to reductions in the energy, metals and mining, communications and middle market portfolios, partially offset by the expansion of equipment leasing. Middle market loans declined in the period-to-period comparison primarily due to strategies to improve the risk profile of this portfolio. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue decreased $42 million compared with the first six months of 2000 primarily due to the impact of weak equity market conditions that resulted in lower capital markets fees and valuation losses associated with equity investments.

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

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                  2001     2000
------------------------------------------------------------
January 1                                     $54      $45
Acquisitions/additions                         12        6
Repayments/transfers                           (4)      (3)
------------------------------------------------------------
   June 30                                    $62      $48
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

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.



PNC BUSINESS CREDIT

Six months ended June 30 -
dollars in  millions                             2001       2000
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $51        $49
Noninterest income                                 20          8
------------------------------------------------------------------
   Total revenue                                   71         57
Provision for credit losses                         8          2
Noninterest expense                                16         14
------------------------------------------------------------------
   Pretax earnings                                 47         41
Income taxes                                       17         15
------------------------------------------------------------------
   Earnings                                       $30        $26
------------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans                                          $2,305     $2,100
Other assets                                      125         73
------------------------------------------------------------------
   Total assets                                $2,430     $2,173
------------------------------------------------------------------
Deposits                                          $80        $56
Assigned funds and other liabilities            2,189      1,973
Assigned capital                                  161        144
------------------------------------------------------------------
   Total funds                                 $2,430     $2,173
------------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         38%        36%
Noninterest income to total revenue                28         14
Efficiency                                         21         23
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

Revenue decreased $9 million in the period-to-period comparison due to lower levels of retail investor trading activity and weak equity markets, the impact of which was partially offset by investment management and trust revenue accrual adjustments of $15 million. Management expects that revenues in this business will continue to be challenged at least until equity market conditions improve.

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

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED INCOME STATEMENT REVIEW
NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                       Average Balances           Interest Income/Expense         Average Yields/Rates
Six months ended June 30 -               ----------------------------    --------------------------   -----------------------------
dollars in millions                         2001      2000    Change       2001     2000   Change        2001     2000   Change
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                    $1,864    $2,948   $(1,084)       $68     $116     $(48)       7.19%    7.76%     (57)bp
   Securities                              9,893     6,068     3,825        300      193      107        6.07     6.35      (28)
   Loans, net of unearned income
     Commercial                           20,575    21,917    (1,342)       797      911     (114)       7.70     8.23      (53)
     Commercial real estate                2,576     2,690      (114)       103      118      (15)       7.92     8.67      (75)
     Consumer                              9,090     9,228      (138)       382      389       (7)       8.49     8.46        3
     Residential mortgage                 10,554    12,577    (2,023)       384      446      (62)       7.27     7.08       19
     Lease financing                       4,024     3,004     1,020        145      109       36        7.19     7.26       (7)
     Other                                   490       682      (192)        18       28      (10)       7.36     8.28      (92)
----------------------------------------------------------------------  ----------------------------
       Total loans, net of unearned
         income                           47,309    50,098    (2,789)     1,829    2,001     (172)       7.72     7.95      (23)
   Other                                   1,592     1,194       398         63       41       22        8.03     6.99      104
----------------------------------------------------------------------  ----------------------------
     Total interest-earning assets/
       interest income                    60,658    60,308       350      2,260    2,351      (91)       7.44     7.76      (32)
Noninterest-earning assets                10,692     8,622     2,070
----------------------------------------------------------------------
   Total assets                          $71,350   $68,930    $2,420
======================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market             $20,707   $18,125    $2,582        296      297       (1)       2.88     3.30      (42)
     Savings                               1,928     2,123      (195)        11       18       (7)       1.12     1.69      (57)
     Retail certificates of deposit       13,190    14,497    (1,307)       374      386      (12)       5.73     5.35       38
     Other time                              551       639       (88)        18       20       (2)       6.58     6.40       18
     Deposits in foreign offices           1,248     1,486      (238)        32       45      (13)       5.05     5.94      (89)
----------------------------------------------------------------------  ----------------------------
       Total interest-bearing deposits    37,624    36,870       754        731      766      (35)       3.92     4.17      (25)
   Borrowed funds                         14,201    14,877      (676)       401      475      (74)       5.63     6.33      (70)
----------------------------------------------------------------------  ----------------------------
Total interest-bearing liabilities/
   interest expense                       51,825    51,747        78      1,132    1,241     (109)       4.38     4.79      (41)
                                                                        ----------------------------  -----------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'
   equity                                 19,525    17,183     2,342
----------------------------------------------------------------------
   Total liabilities, capital
     securities and shareholders'
     equity                              $71,350   $68,930    $2,420
======================================================================
Interest rate spread                                                                                     3.06     2.97        9
Impact of noninterest-bearing sources                                                                     .64      .68       (4)
                                                                                                      -----------------------------
   Net interest income/margin                                            $1,128   $1,110      $18        3.70%    3.65%       5bp
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

Securities represented 16% of average earning assets for the first six months of 2001 compared with 10% for the first six months of 2000. The increase was primarily due to the purchase of U.S. agencies, asset-backed and other debt securities and the securitization of residential mortgage loans as part of balance sheet and interest rate risk management activities.

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

At June 30, 2001, approximately $257 million of loans held by a subsidiary of a third party financial institution were classified in the consolidated financial statements as loans held for sale. Unfunded commitments and letters of credit related to the loans totaled approximately $27 million at June 30, 2001.

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
====================================================================
(a) Excludes unfunded commitments related to loans designated for downsizing in 1999 and 2001 and unfunded commitments related to loans held by a subsidiary of a third party financial institution.

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

SECURITIES
Total securities at June 30, 2001 were $11.0 billion compared with $5.9 billion at December 31, 2000. Total securities represented 16% of total assets at June 30, 2001 compared with 8% at December 31, 2000. The increase was primarily due to residential mortgage loan securitizations and purchases of U.S. agencies, asset-backed and other debt securities during the first six months of 2001. The expected weighted-average life of securities available for sale was 4 years and 8 months at June 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At June 30, 2001, the securities available for sale balance of $10.9 billion included a net unrealized loss of $92 million, which represented the difference between fair value and amortized cost. Securities available for sale at December 31, 2000 totaled $5.9 billion and included a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Securities designated as held to maturity are carried at amortized cost and are assets of a subsidiary of a third party financial institution, which is consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 23 years and 5 months at June 30, 2001. PNC had no securities held to maturity at December 31, 2000.

DETAILS OF SECURITIES

                                            Amortized        Fair
In millions                                      Cost       Value
------------------------------------------------------------------
JUNE 30, 2001
Securities Available For Sale
Debt securities
   U.S. Treasury and government agencies      $ 1,467     $ 1,439
   Mortgage-backed                              7,643       7,601
   Asset-backed                                 1,333       1,317
   State and municipal                             67          69
   Other debt                                      73          73
Corporate stocks and other                        401         393
------------------------------------------------------------------
   Total securities available for sale        $10,984     $10,892
==================================================================
Securities Held To Maturity
Debt securities
   U.S. Treasury and government agencies      $    78      $    76
   Other debt                                      12           12
------------------------------------------------------------------
   Total securities held to maturity          $    90      $    88
==================================================================
DECEMBER 31, 2000
Securities Available For Sale
Debt securities
   U.S. Treasury and government agencies      $   313      $   313
   Mortgage-backed                              4,037        4,002
   Asset-backed                                   902          893
   State and municipal                             94           96
   Other debt                                      73           73
Corporate stocks and other                        537          525
------------------------------------------------------------------
   Total securities available for sale        $ 5,956      $ 5,902
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

DETAILS OF FUNDING SOURCES
                                           June 30     December 31
In millions                                   2001            2000
-------------------------------------------------------------------
Deposits
   Demand, savings and money market        $31,834         $30,686
   Retail certificates of deposit           12,057          14,175
   Other time                                  516             567
   Deposits in foreign offices               1,392           2,236
-------------------------------------------------------------------
     Total deposits                         45,799          47,664
-------------------------------------------------------------------
Borrowed funds
   Federal funds purchased                   1,444           1,445
   Repurchase agreements                       569             607
   Bank notes and senior debt                4,496           6,110
   Federal Home Loan Bank borrowings         2,464             500
   Subordinated debt                         2,349           2,407
   Other borrowed funds                        797             649
-------------------------------------------------------------------
     Total borrowed funds                   12,119          11,718
-------------------------------------------------------------------
   Total                                   $57,918         $59,382
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

RISK-BASED CAPITAL

                                          June 30    December 31
Dollars in millions                          2001          2000
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                $6,532        $6,344
     Preferred                                216           312
   Trust preferred capital securities         848           848
   Goodwill and other                      (2,140)       (2,214)
   Net unrealized securities losses            58            77
------------------------------------------------------------------
     Tier I risk-based capital              5,514         5,367
   Minority Interest                           11
   Subordinated debt                        1,665         1,811
   Eligible allowance for credit losses       675           667
------------------------------------------------------------------
   Total risk-based capital                $7,865        $7,845
==================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments        $61,489       $62,430
   Average tangible assets                 68,500        66,809
==================================================================
Capital ratios
   Tier I risk-based                          9.0%          8.6%
   Total risk-based                          12.8          12.6
   Leverage                                   8.1           8.0
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

NONPERFORMING ASSETS BY TYPE
                                              June 30     December 31
Dollars in millions                              2001            2000
-----------------------------------------------------------------------
Nonaccrual loans
   Commercial                                    $334            $312
   Commercial real estate                          20               3
   Consumer                                         4               2
   Residential mortgage                             4               4
   Lease financing                                 12               2
-----------------------------------------------------------------------
     Total nonaccrual loans                       374             323
Nonperforming loans held for sale (a)              85              33
Foreclosed and other assets
   Commercial real estate                           2               3
   Residential mortgage                             3               8
   Other                                           10               5
-----------------------------------------------------------------------
     Total foreclosed and other assets             15              16
-----------------------------------------------------------------------
   Total nonperforming assets                    $474            $372
=======================================================================
Nonaccrual loans to total loans                   .85%            .64%
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets     1.03             .71
Nonperforming assets to total assets              .68             .53
=======================================================================

(a) Includes $7 million of a troubled debt restructured loan held for sale at June 30, 2001.

The above table excludes $24 million and $18 million of equity management assets carried at estimated fair value at June 30, 2001 and December 31, 2000, respectively. The amount of nonperforming loans that were current as to principal and interest was $108 million at June 30, 2001 and $67 million at December 31, 2000. Approximately 40% of nonperforming assets were from portfolios that were designated for downsizing at June 30, 2001.

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

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


CHANGE IN NONPERFORMING ASSETS
In millions                                   2001         2000
-----------------------------------------------------------------
January 1                                     $372         $325
Transferred from accrual                       368          190
Returned to performing                         (13)          (3)
Principal reductions                           (97)         (73)
Sales                                          (23)         (11)
Charge-offs and other                         (133)         (75)
-----------------------------------------------------------------
   June 30                                    $474         $353
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

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities. At June 30, 2001, such assets totaled $13.6 billion, with $5.9 billion pledged as collateral for borrowings, trust and other commitments. Liquidity can also be obtained through secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A., PNC's largest bank subsidiary, is a member. These borrowings are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At June 30, 2001, approximately $12.0 billion of residential mortgages and other real-estate related loans were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

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

Total assets were $70.0 billion at June 30, 2001 compared with $75.7 billion at June 30, 2000 prior to the sale of PNC's residential mortgage banking business. On the same basis, average interest-earning assets were $60.0 billion for the second quarter of 2001 compared with $64.8 billion for the second quarter of 2000. The decrease was primarily due to an $8.7 billion reduction in loans and loans held for sale that resulted from the sale of the residential mortgage banking business and other balance sheet downsizing initiatives, partially offset by a $3.7 billion increase in securities that primarily resulted from the securitization of certain residential mortgage loans.

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

Nonperforming assets were $474 million at June 30, 2001 compared with $353 million at June 30, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was 1.03% at June 30, 2001 compared with .67% at June 30, 2000.

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

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) adjustments to recorded results of the sale of the residential mortgage banking business after disputes over certain closing date adjustments have been resolved;

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

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                                  Three months ended June 30            Six months ended June 30
                                                                -------------------------------      -----------------------------
In millions, except per share data                                    2001           2000                  2001           2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $839         $1,009                $1,820         $1,993
Securities                                                             177             97                   299            191
Loans held for sale                                                     31             52                    68            116
Other                                                                   32             22                    64             41
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                             1,079          1,180                 2,251          2,341
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               334            397                   731            766
Borrowed funds                                                         180            238                   401            475
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              514            635                 1,132          1,241
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 565            545                 1,119          1,100
Provision for credit losses                                             45             35                   125             66
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                520            510                   994          1,034
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       214            196                   437            382
Fund servicing                                                         182            164                   363            319
Service charges on deposits                                             54             50                   104            100
Brokerage                                                               55             60                   109            131
Consumer services                                                       58             51                   113             98
Corporate services                                                      76             80                   152            162
Equity management                                                      (30)            48                   (69)           135
Net securities gains (losses)                                           17                                   46             (3)
Other                                                                   94             79                   166            132
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            720            728                 1,421          1,456
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          418            396                   839            807
Net occupancy                                                           54             48                   107            101
Equipment                                                               60             55                   117            111
Amortization                                                            27             28                    53             56
Marketing                                                               16             19                    25             32
Distributions on capital securities                                     16             17                    33             33
Other                                                                  198            217                   390            432
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           789            780                 1,564          1,572
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  451            458                   851            918
Income taxes                                                           156            159                   291            317
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   295            299                   560            601
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $10, $0 and $15)                                                           16                     5             22
----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change               295            315                   565            623
Cumulative effect of accounting change (less applicable
   income taxes of $2)                                                                                       (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $295           $315                  $560           $623
----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Continuing operations
   Basic                                                             $1.01          $1.01                 $1.91          $2.03
   Diluted                                                            1.00           1.01                  1.89           2.02
Net income
   Basic                                                             $1.01          $1.07                 $1.91          $2.11
   Diluted                                                            1.00           1.06                  1.89           2.09

CASH DIVIDENDS DECLARED PER COMMON SHARE                              $.48           $.45                  $.96           $.90

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                               288            290                   289            291
   Diluted                                                             291            292                   292            293
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.


                                                                             June 30           December 31
In millions, except par value                                                   2001                  2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $3,659                $3,662
Short-term investments                                                           793                 1,151
Loans held for sale                                                            1,870                 1,655
Securities                                                                    10,982                 5,902
Loans, net of unearned income of $1,073 and $999                              44,167                50,601
   Allowance for credit losses                                                  (675)                 (675)
------------------------------------------------------------------------------------------------------------------
   Net loans                                                                  43,492                49,926
Goodwill and other amortizable assets                                          2,405                 2,468
Investment in discontinued operations                                                                  356
Other                                                                          6,797                 4,724
------------------------------------------------------------------------------------------------------------------
   Total assets                                                              $69,998               $69,844
==================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                        $8,982                $8,490
   Interest-bearing                                                           36,817                39,174
------------------------------------------------------------------------------------------------------------------
     Total deposits                                                           45,799                47,664
Borrowed funds
   Federal funds purchased                                                     1,444                 1,445
   Repurchase agreements                                                         569                   607
   Bank notes and senior debt                                                  4,496                 6,110
   Federal Home Loan Bank borrowings                                           2,464                   500
   Subordinated debt                                                           2,349                 2,407
   Other borrowed funds                                                          797                   649
------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                     12,119                11,718
Other                                                                          4,484                 2,958
------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                          62,402                62,340
------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                   848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                    5                     7
Common stock - $5 par value
   Authorized 800 and 450 shares
   Issued 353 shares                                                           1,764                 1,764
Capital surplus                                                                1,257                 1,303
Retained earnings                                                              7,010                 6,736
Deferred benefit expense                                                         (25)                  (25)
Accumulated other comprehensive loss from continuing operations                  (60)                  (43)
Accumulated other comprehensive loss from discontinued operations                                      (45)
Common stock held in treasury at cost: 64 and 63 shares                       (3,203)               (3,041)
------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                  6,748                 6,656
------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity            $69,998               $69,844
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.


Six months ended June 30 - in millions                                                                2001             2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $560             $623
Discontinued operations                                                                                 (5)             (22)
Cumulative effect of accounting change                                                                   5
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      560              601
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                         125               66
   Depreciation, amortization and accretion                                                            167              173
   Deferred income taxes                                                                               171              191
   Net securities (gains) losses                                                                       (45)               1
   Valuation adjustments                                                                                 9               23
Change in
   Loans held for sale                                                                                  26            1,149
   Other                                                                                              (276)            (936)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         737            1,268
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                   (167)             717
Repayment of securities                                                                              1,153              442
Sales
   Securities                                                                                       10,301            3,455
   Loans                                                                                             2,557               16
   Foreclosed assets                                                                                    11               20
Purchases
   Securities                                                                                      (12,837)          (3,293)
   Loans                                                                                              (234)
Net cash received (paid) for acquisitions/divestitures                                                 503               (4)
Other                                                                                                   11             (117)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                                1,298             (198)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                        492              705
   Interest-bearing deposits                                                                        (2,357)            (126)
   Federal funds purchased                                                                              (1)            (399)
Sales/issuances
   Repurchase agreements                                                                           115,246           76,929
   Bank notes and senior debt                                                                                         2,847
   Federal Home Loan Bank borrowings                                                                 3,123            2,081
   Subordinated debt                                                                                     1              593
   Other borrowed funds                                                                             18,960           20,335
   Common stock                                                                                        128               71
Repayments/maturities
   Repurchase agreements                                                                          (115,284)         (76,827)
   Bank notes and senior debt                                                                       (1,615)          (2,945)
   Federal Home Loan Bank borrowings                                                                (1,155)          (3,000)
   Subordinated debt                                                                                  (100)            (494)
   Other borrowed funds                                                                            (18,813)         (20,292)
Acquisition of treasury stock                                                                         (279)            (238)
Series F preferred stock tender offer                                                                  (96)
Cash dividends paid                                                                                   (288)            (271)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (2,038)          (1,031)
---------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                                          (3)              39
     Cash and due from banks at beginning of year                                                    3,662            3,080
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,659           $3,119
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                       $1,105           $1,262
     Income taxes                                                                                      100              185
NON-CASH ITEMS
     Transfer of residential mortgage loans to securities                                            3,775
     Transfer from loans to loans held for sale                                                       (251)
     Transfer from loans to other assets                                                                 5               22
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

FAIR VALUE HEDGING STRATEGIES
The Corporation enters into interest rate and total rate of return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, securities, commercial loans, bank notes and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in either net interest income or noninterest income depending on the hedged item.

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

RESTATEMENTS

In connection with the repositioning of its institutional lending businesses, PNC completed a transaction in June 2001 in which loans were sold to a subsidiary of a third party financial institution with PNC receiving preferred interests in the subsidiary. The transaction involved the sale of loan assets of $257 million of which $84 million were classified as nonperforming assets at the date of sale. Loan assets sold included loans previously held for sale and other loans that were reclassified from loans to loans held for sale and marked to the lower of cost or market prior to the sale. This resulted in charge-offs at the date transferred of $15 million on loans and valuation adjustments of $1 million for those loans that previously had been classified as held for sale. Including previous charge-offs and valuation adjustments, loans transferred had been charged down by approximately $72 million prior to sale. In addition to the loan assets, PNC also transferred cash amounting to $108 million. In return, PNC received one hundred percent of the Class A convertible preferred shares in the subsidiary. The Class A convertible preferred shares owned by PNC have no voting rights. PNC, as holder of the Class A convertible preferred shares, may convert such preferred shares to Class A common shares and cause the liquidation of the subsidiary. A noncumulative annual dividend may be paid on the preferred stock.

The third party financial institution formed the entity, contributed three percent equity in the form of cash and received one hundred percent of the Class B preferred shares and one hundred percent of the Class B common shares of the entity. The proceeds received by the entity from the issuance of the Class A preferred and all of the Class B shares were used to fund certain operating expenses, future commitments under the loan agreements, investment in a managed asset account and to purchase U.S. Treasury zero coupon securities. The third party financial institution is the managing member of the entity and holds one hundred percent of the voting power. All management and operating decisions regarding the assets are at the discretion of the managing member. The managing member is paid an annual fee for its services. PNC is the servicer of the loans and is paid a servicing fee.

At the time of the transaction, the loans were removed from PNC's balance sheet and the preferred interests in the entity were recorded as securities available for sale in conformity with accounting guidance received from PNC's independent auditors. In January 2002, the Federal Reserve Board staff advised PNC that under generally accepted accounting principles the subsidiary of the third party financial institution should be consolidated into the financial statements of PNC in preparing bank holding company reports. After considering all the circumstances, PNC made the decision to restate its consolidated financial statements for the second and third quarters of 2001 to conform financial reporting with regulatory reporting requirements. The effects of this restatement on the consolidated financial statements for the second quarter of 2001 are included in this Amendment No. 1.

The amounts contained in this Amendment No. 1 also include the restatement of the results for the first quarter of 2001 to reflect the correction of an error related to the accounting for the sale of the residential mortgage banking business. This restatement reduced income from discontinued operations and net income for the six months ended June 30, 2001 by $35 million or $.12 per diluted share. The consolidated balance sheet was not affected by this restatement as the impact of the error had been reflected in retained earnings at June 30, 2001.

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

The income and net assets of the residential mortgage banking business, which are presented on one line in the income statement and balance sheet, respectively, are as follows:

INCOME FROM DISCONTINUED OPERATIONS

Six months ended June 30 - in millions          2001       2000
-----------------------------------------------------------------
Total income from operations after tax           $15        $22
Net loss on disposal, after tax (a)              (10)
-----------------------------------------------------------------
   Total income from discontinued
     operations                                  $ 5        $22
=================================================================

(a) Includes recognition of $35 million of previously unrealized securities losses in accumulated other comprehensive income.

INVESTMENT IN DISCONTINUED OPERATIONS

December 31 - in millions                                   2000
-----------------------------------------------------------------
Loans held for sale                                       $3,003
Securities available for sale                              3,016
Loans, net of unearned income                                739
Goodwill and other amortizable assets                      1,925
All other assets                                           1,168
-----------------------------------------------------------------
   Total assets                                            9,851
-----------------------------------------------------------------
Deposits                                                   1,150
Borrowed funds                                             7,601
Other liabilities                                            744
-----------------------------------------------------------------
   Total liabilities                                       9,495
-----------------------------------------------------------------
      Net assets                                            $356
=================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

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



Net trading income for the first six months of 2001 totaled $78 million compared with $37 million for the prior-year period and was included in noninterest income as follows:

Six months ended June 30 - in millions         2001       2000
----------------------------------------------------------------
Corporate services                               $1
Equity management                                          $(4)
Other noninterest income
   Market making                                 25         21
   Derivatives trading                           39          7
   Foreign exchange                              12         11
   Other                                          1          2
----------------------------------------------------------------
Net trading income                              $78        $37
================================================================

SECURITIES

                                                                               Unrealized
                                                   Amortized      -------------------------------------        Fair
In millions                                             Cost            Gains                Losses           Value
-----------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies              $1,467               $1                  $(29)         $1,439
   Mortgage-backed                                     7,643               12                   (54)          7,601
   Asset-backed                                        1,333                                    (16)          1,317
   State and municipal                                    67                2                                    69
   Other debt                                             73                                                     73
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                            10,583               15                   (99)         10,499
Corporate stocks and other                               401               53                   (61)            393
-----------------------------------------------------------------------------------------------------------------------
   Total securities available for sale               $10,984              $68                 $(160)        $10,892
=======================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies                 $78                                    $(2)            $76
   Other debt                                             12                                                     12
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                                90                                     (2)             88
-----------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity                     $90                                    $(2)            $88
=======================================================================================================================

DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies                $313               $1                   $(1)           $313
   Mortgage-backed                                     4,037               13                   (48)          4,002
   Asset-backed                                          902                1                   (10)            893
   State and municipal                                    94                2                                    96
   Other debt                                             73                1                    (1)             73
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                             5,419               18                   (60)          5,377
Corporate stocks and other                               537                2                   (14)            525
-----------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                $5,956              $20                  $(74)         $5,902
=======================================================================================================================


Total securities at June 30, 2001 was $11.0 billion compared with $5.9 billion at December 31, 2000. Total securities represented 16% of total assets at June 30, 2001 compared with 8% at December 31, 2000. The increase was primarily due to residential mortgage loan securitizations and purchases of U.S. agencies, asset-backed and other debt securities during the first six months of 2001. The expected weighted-average life of securities available for sale was 4 years and 8 months at June 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At June 30, 2001, the securities available for sale balance of $10.9 billion included a net unrealized loss of $92 million, which represented the difference between fair value and amortized cost. Securities available for sale at December 31, 2000 totaled $5.9 billion and included a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains associated with the disposition of securities available for sale were $46 million for the first six months of 2001 compared with net losses of $3 million for the first six months of 2000. Net securities losses of $1 million for the first six months of 2001, and net securities gains of $2 million for the first six months of 2000, related to commercial mortgage banking activities, were included in corporate services revenue.

Securities designated as held to maturity are carried at amortized cost and are assets of a subsidiary of a third party financial institution, which is consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 23 years and 5 months at June 30, 2001. PNC had no securities held to maturity at December 31, 2000.

NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                            June 30   December 31
In millions                                    2001          2000
-------------------------------------------------------------------
Nonaccrual loans                               $374          $323
Nonperforming loans held for sale (a)            85            33
Foreclosed and other assets                      15            16
-------------------------------------------------------------------
   Total nonperforming assets                  $474          $372
===================================================================
(a) Includes $7 million of a troubled debt restructured loan held for sale at June 30, 2001.

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
=====================================================================

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                                          Three months ended      Six months ended
                                                                                                     June 30               June 30
                                                                                        --------------------    -------------------
In millions, except share and per share data                                                 2001       2000      2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                            $295       $299      $560        $601
Less: Preferred dividends declared                                                              5          5        10          10
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share               290        294       550         591
Income from discontinued operations applicable to basic earnings per common share                         16         5          22
Cumulative effect of accounting change applicable to basic earnings per common share                                (5)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                  $290       $310      $550        $613

Basic weighted-average common shares outstanding (in thousands)                           288,269    289,804   288,734     290,847

Basic earnings per common share from continuing operations                                  $1.01      $1.01     $1.91      $2.03
Basic earnings per common share from discontinued operations                                             .06       .02        .08
Basic earnings per common share from cumulative effect of accounting change                                       (.02)
-----------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                          $1.01      $1.07     $1.91      $2.11
===================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                            $295       $299      $560        $601
Less: Dividends declared on nonconvertible preferred stock Series F                             5          4         9           9
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share             290        295       551         592
Income from discontinued operations applicable to diluted earnings per common share                       16         5          22
Cumulative effect of accounting change applicable to diluted earnings per common share                              (5)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                                $290       $311      $551        $614

Basic weighted-average common shares outstanding (in thousands)                           288,269    289,804   288,734     290,847
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                             107        121       109         121
     Conversion of preferred stock Series C and D                                             884      1,012       892       1,020
     Conversion of debentures                                                                  17         20        17          21
     Exercise of stock options                                                              1,830      1,163     2,044         924
     Incentive share awards                                                                   309         69       305         216
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                         291,416    292,189   292,101     293,149

Diluted earnings per common share from continuing operations                                $1.00      $1.01     $1.89       $2.02
Diluted earnings per common share from discontinued operations                                           .05       .02         .07
Diluted earnings per common share from cumulative effect of accounting change                                     (.02)
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                        $1.00      $1.06     $1.89       $2.09
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

RESULTS OF BUSINESSES

                                                              PNC
                                Regional                     Real        PNC
Three months ended June 30     Community     Corporate     Estate   Business        PNC
In millions                      Banking       Banking    Finance     Credit   Advisors  BlackRock     PFPC     Other       Total
-----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)             $364          $128        $28        $27        $36        $2      $(16)                 $569
Noninterest income                   194            63         25          6        154       135       183      $(40)        720
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     558           191         53         33        190       137       167       (40)      1,289
Provision for credit losses           10            31         (2)         3          1                             2          45
Depreciation and amortization         21             4          6                     4         6        11        15          67
Other noninterest expense            251            91         34          8        124        86       131        (3)        722
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   276            65         15         22         61        45        25       (54)        455
Income taxes                          99            24         (3)         8         22        19        10       (19)        160
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $177           $41        $18        $14        $39       $26       $15      $(35)       $295
===================================================================================================================================
Inter-segment revenue                 $1            $1                              $16        $5        $3      $(26)
===================================================================================================================================
AVERAGE ASSETS                   $40,028       $16,301     $5,205     $2,482     $3,336      $571    $1,749    $1,044     $70,716
===================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)             $359          $138        $32        $25        $33        $1      $(12)     $(26)       $550
Noninterest income                   155            68         25          4        161       113       165        37         728
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     514           206         57         29        194       114       153        11       1,278
Provision for credit losses           10            23                     2                                                   35
Depreciation and amortization         21             4          5                     3         5        13        12          63
Other noninterest expense            249            91         27          7        120        73       124        26         717
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   234            88         25         20         71        36        16       (27)        463
Income taxes                          82            32          5          7         26        15         6        (9)        164
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $152           $56        $20        $13        $45       $21       $10      $(18)       $299
===================================================================================================================================
Inter-segment revenue                 $1            $1                              $21        $3                $(26)
===================================================================================================================================
AVERAGE ASSETS                   $38,498       $16,270     $5,826     $2,262     $3,556      $434    $1,571      $240     $68,657
===================================================================================================================================

Six months ended June 30
In millions
-----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)             $718          $268        $57        $51        $68        $4      $(31)      $(7)     $1,128
Noninterest income                   382           115         49         20        321       269       363       (98)      1,421
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                   1,100           383        106         71        389       273       332      (105)      2,549
Provision for credit losses           20            88         (2)         8          1                            10         125
Depreciation and amortization         42             7         11          1          8        12        21        29         131
Other noninterest expense            509           189         65         15        248       172       258       (23)      1,433
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   529            99         32         47        132        89        53      (121)        860
Income taxes                         190            34         (6)        17         49        37        21       (42)        300
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $339           $65        $38        $30        $83       $52       $32      $(79)       $560
===================================================================================================================================
Inter-segment revenue                 $2            $2                              $35        48        $3      $(50)
===================================================================================================================================
AVERAGE ASSETS                   $40,321       $16,618     $5,291     $2,430     $3,420      $571    $1,742      $854     $71,247
===================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)             $703          $272        $59        $49        $68        $2      $(22)     $(21)     $1,110
Noninterest income                   288           148         44          8        330       221       320        97       1,456
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     991           420        103         57        398       223       298        76       2,566
Provision for credit losses           22            38                     2          3                             1          66
Depreciation and amortization         42             7         10          1          7        10        26        26         129
Other noninterest expense            492           189         57         13        251       144       246        51       1,443
-----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                   435           186         36         41        137        69        26        (2)        928
Income taxes                         154            66          3         15         51        29        10        (1)        327
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                         $281          $120        $33        $26        $86       $40       $16       $(1)       $601
===================================================================================================================================
Inter-segment revenue                 $2            $2                              $43        $6                $(53)
===================================================================================================================================
AVERAGE ASSETS                   $38,182       $16,110     $5,604     $2,173     $3,577      $434    $1,587      $833     $68,500
===================================================================================================================================

(a) Taxable-equivalent basis

Statistical Information
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                    Six months ended June 30
                                                              ---------------------------------------------------------------------
                                                                            2001                              2000
                                                              ---------------------------------------------------------------------
                                                                                     Average                               Average
Dollars in millions                                              Average             Yields/     Average                   Yields/
Taxable-equivalent basis                                        Balances   Interest    Rates    Balances     Interest        Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                             $1,864        $68     7.19%     $2,948         $116         7.76%
  Securities
    U.S. Treasury and government agencies and corporations         3,813        111     5.82       1,792           52         5.76
    Other debt                                                     5,966        185     6.22       3,660          120         6.52
    Other                                                            114          4     6.39         616           21         6.97
------------------------------------------------------------------------------------           ------------------------
      Total securities                                             9,893        300     6.07       6,068          193         6.35
  Loans, net of unearned income
    Commercial                                                    20,575        797     7.70      21,917          911         8.23
    Commercial real estate                                         2,576        103     7.92       2,690          118         8.67
    Consumer                                                       9,090        382     8.49       9,228          389         8.46
    Residential mortgage                                          10,554        384     7.27      12,577          446         7.08
    Lease financing                                                4,024        145     7.19       3,004          109         7.26
    Other                                                            490         18     7.36         682           28         8.28
------------------------------------------------------------------------------------           ------------------------
      Total loans, net of unearned income                         47,309      1,829     7.72      50,098        2,001         7.95
  Other                                                            1,592         63     8.03       1,194           41         6.99
------------------------------------------------------------------------------------           ------------------------
   Total interest-earning assets/interest income                  60,658      2,260     7.44      60,308        2,351         7.76
Noninterest-earning assets
  Investment in discontinued operations                             103                              430
  Allowance for credit losses                                      (683)                            (686)
  Cash and due from banks                                          2,942                           2,571
  Other assets                                                     8,330                           6,307
-------------------------------------------------------------------------                      -----------
     Total assets                                                $71,350                         $68,930
-------------------------------------------------------------------------                      -----------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                      $20,707        296     2.88     $18,125          297         3.30
    Savings                                                        1,928         11     1.12       2,123           18         1.69
    Retail certificates of deposit                                13,190        374     5.73      14,497          386         5.35
    Other time                                                       551         18     6.58         639           20         6.40
    Deposits in foreign offices                                    1,248         32     5.05       1,486           45         5.94
------------------------------------------------------------------------------------           ------------------------
     Total interest-bearing deposits                              37,624        731     3.92      36,870          766         4.17
  Borrowed funds
    Federal funds purchased                                        2,775         72     5.14       2,221           67         5.96
    Repurchase agreements                                          1,116         23     4.04         682           19         5.49
    Bank notes and senior debt                                     5,540        158     5.67       6,869          217         6.25
    Federal Home Loan Bank borrowings                              2,001         52     5.20       1,922           57         5.89
    Subordinated debt                                              2,386         86     7.22       2,398           89         7.44
    Other borrowed funds                                             383         10     5.29         785           26         6.43
------------------------------------------------------------------------------------           ------------------------
     Total borrowed funds                                         14,201        401     5.63      14,877          475         6.33
------------------------------------------------------------------------------------           ------------------------
    Total interest-bearing liabilities/interest expense           51,825      1,132     4.38      51,747        1,241         4.79
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits                    8,210                           8,028
  Accrued expenses and other liabilities                           3,803                           2,341
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                          848                             848
  Shareholders' equity                                             6,664                           5,966
-------------------------------------------------------------------------                      -----------
     Total liabilities, capital securities and shareholders'     $71,350                         $68,930
       equity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                    3.06                                  2.97
   Impact of noninterest-bearing sources                                                 .64                                   .68
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                              $1,128     3.70%                  $1,110         3.65%
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
  Average                        Yields/         Average                    Yields/      Average                        Yields/
 Balances       Interest           Rates        Balances     Interest         Rates     Balances       Interest           Rates
-----------------------------------------------------------------------------------------------------------------------------------


   $1,723            $31            7.05%         $2,005          $37          7.31%      $2,577            $52            8.11%

    3,696             54            5.79           3,933           57          5.84        1,648             25            6.11
    7,910            122            6.18           4,001           63          6.32        3,742             62            6.58
      101              2            7.33             127            2          5.63          619             11            7.02
--------------------------                     ------------------------               ---------------------------
   11,707            178            6.07           8,061          122          6.08        6,009             98            6.50

   20,271            375            7.31          20,882          422          8.09       22,042            464            8.33
    2,572             48            7.40           2,580           55          8.44        2,682             59            8.74
    9,096            188            8.29           9,085          194          8.70        9,209            198            8.63
    8,459            152            7.18          12,673          232          7.32       12,571            223            7.09
    4,149             74            7.08           3,897           71          7.32        3,049             55            7.19
      459              7            6.66             520           11          7.98          676             14            8.50
--------------------------                     ------------------------               ---------------------------
   45,006            844            7.46          49,637          985          7.96       50,229          1,013            8.03
    1,562             30            7.94           1,831           33          7.20        1,276             22            7.01
--------------------------                     ------------------------               ---------------------------
   59,998          1,083            7.19          61,534        1,177          7.67       60,091          1,185            7.86

                                                     207                                     448
     (684)                                          (683)                                   (689)
    2,907                                          2,977                                   2,837
    8,494                                          7,957                                   6,418
-----------                                    -----------                            ------------
  $70,715                                        $71,992                                 $69,105
-----------                                    -----------                            ------------



  $20,944            134            2.57         $20,468          162          3.20      $18,549            159            3.46
    1,936              5             .94           1,919            6          1.31        2,107              9            1.75
   12,662            175            5.54          13,724          199          5.90       14,403            195            5.45
      537              8            6.48             565           10          6.67          641             10            6.44
    1,096             12            4.17           1,402           20          5.75        1,483             24            6.25
--------------------------                     ------------------------               ---------------------------
   37,175            334            3.60          38,078          397          4.22       37,183            397            4.30

    2,604             28            4.31           2,948           44          5.89        2,162             34            6.28
      958              9            3.64           1,145           14          4.83          769             11            5.56
    5,189             67            5.09           5,896           91          6.19        6,762            110            6.40
    2,550             31            4.78           1,576           21          5.46        1,514             24            6.35
    2,364             42            7.15           2,408           44          7.09        2,420             45            7.45
      365              3            3.32             402            7          7.30          795             14            6.89
--------------------------                     ------------------------               ---------------------------
   14,030            180            5.09          14,375          221          6.15       14,422            238            6.54
--------------------------                     ------------------------               ---------------------------
   51,205            514            4.01          52,453          618          4.75       51,605            635            4.92

    8,228                                          8,190                                   8,357
    3,777                                          3,830                                   2,290

      848                                            848                                     848
    6,657                                          6,671                                   6,005
-----------                                    -----------                            ------------
  $70,715                                        $71,992                                 $69,105

-----------------------------------------------------------------------------------------------------------------------------------
                                    3.18                                       2.92                                        2.94
                                     .59                                        .70                                         .69
-----------------------------------------------------------------------------------------------------------------------------------
                    $569            3.77%                        $559          3.62%                       $550            3.63%
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

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("June 2001 Form 10-Q") primarily for the items described in "Restatements" in the Overview section of the Financial Review and in the "Notes to Consolidated Financial Statements" of this Amendment No. 1.

By this Amendment No. 1, the undersigned registrant is amending and restating its entire June 2001 Form 10-Q.

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

           Cross-reference                               Page(s)
-----------------------------------------------------------------
PART I FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and six months ended June
             30, 2001 and 2000                               27
           Consolidated Balance Sheet as of June
             30, 2001 and December 31, 2000                  28
           Consolidated Statement of Cash Flows for
             the six months ended June 30, 2001 and
             2000                                            29
           Notes to Consolidated Financial
             Statements                                 30 - 39
           Consolidated Average Balance Sheet and
             Net Interest Analysis                      40 - 41
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  3 - 26
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk              17 - 24
-----------------------------------------------------------------


PART II OTHER FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q/A, Amendment No. 1:

*10.5     The Corporation's 1997 Long-Term Incentive Award Plan, as amended
*10.6     The Corporation's 1996 Executive Incentive Award Plan, as amended
*12.1     Computation of Ratio of Earnings to Fixed Charges
*12.2     Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends
================================================================================

* Previously filed with the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

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