Form 10-Q/A
period 2001-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2002-03-29
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                Quarterly Report on Form 10-Q/A, Amendment No. 1
               For the quarterly period ended September 30, 2001



Page 1 represents a portion of the third quarter 2001 Financial Review which is not required by the Form 10-Q/A report and is not "filed" as part of the Form 10-Q/A.

The Quarterly Report on Form 10-Q/A and cross reference index is on page 41.

Consolidated Financial Highlights
THE PNC FINANCIAL SERVICES GROUP, INC.



By filing this amendment ("Amendment No. 1"), the registrant, The PNC Financial Services Group, Inc., hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 ("September 2001 Form 10-Q") primarily for the items described in "Restatements" in the Overview section of the Financial Review and in the "Notes to Consolidated Financial Statements" of this Amendment No. 1.

By this Amendment No. 1, the registrant is amending and restating its entire September 2001 Form 10-Q.




                                                                  Three months ended                Nine months ended
                                                                      September 30                     September 30
                                                            ------------------------------  ----------------------------
Dollars in millions, except per share data                           2001            2000           2001           2000
------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                   $568            $534         $1,696         $1,644
    Noninterest income                                                707             700          2,128          2,156
                                                            ------------------------------  ----------------------------
    Total revenue                                                   1,275           1,234          3,824          3,800

Income from continuing operations                                     247             299            807            900
Discontinued operations                                                                23              5             45
                                                            ------------------------------  ----------------------------
Income before cumulative effect of accounting change                  247             322            812            945
Cumulative effect of accounting change                                                               (5)
                                                            ------------------------------  ----------------------------
     Net income                                                      $247            $322           $807           $945
                                                            ==============================  ============================

Per common share
   DILUTED EARNINGS
     Continuing operations                                           $.84           $1.01          $2.73          $3.03
     Discontinued operations                                                          .08            .02            .15
                                                            ------------------------------  ----------------------------
     Before cumulative effect of accounting change                    .84            1.09           2.75           3.18
     Cumulative effect of accounting change                                                        (.02)
                                                            ------------------------------  ----------------------------
     Net income                                                      $.84           $1.09          $2.73          $3.18
                                                            ==============================  ============================

   Cash dividends declared                                           $.48            $.45          $1.44          $1.35
------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                             14.83   %       19.99 %        16.49 %        20.67 %
    Average assets                                                   1.42            1.72           1.53           1.74
Net interest margin                                                  3.89            3.54           3.76           3.63
Noninterest income to total revenue                                 55.45           56.73          55.65          56.74
Efficiency (a)                                                      58.10           56.79          57.89          57.32
FROM NET INCOME
Return on
    Average common shareholders' equity                             14.83   %       21.54 %        16.49  %       21.72  %
    Average assets                                                   1.42            1.67           1.51           1.67
Net interest margin                                                  3.89            3.27           3.73           3.38
Noninterest income to total revenue                                 55.45           59.23          55.74          58.82
Efficiency (b)                                                      58.10           54.50          57.80          55.87
------------------------------------------------------------------------------------------------------------------------

(a) Excludes amortization and distributions on capital securities.
(b) Excludes amortization, distributions on capital securities and residential mortgage banking risk management activities.

                                                                                       September        December     September
                                                                                              30              31            30
Dollars in millions, except per share data                                                  2001            2000          2000
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets                                                                                   $71,812         $69,844       $69,884
Earning assets                                                                            57,546          59,373        60,142
Loans, net of unearned income                                                             42,140          50,601        49,791
Securities                                                                                11,051           5,902         6,490
Loans held for sale                                                                        2,242           1,655         2,127
Deposits                                                                                  44,918          47,664        47,494
Transaction deposits                                                                      30,696          28,771        27,848
Borrowed funds                                                                            13,046          11,718        12,299
Shareholders' equity                                                                       6,773           6,656         6,383
Common shareholders' equity                                                                6,557           6,344         6,071
Book value per common share                                                                23.09           21.88         21.01
Loans to deposits                                                                             94 %           106 %         105 %

CAPITAL RATIOS
Leverage                                                                                     8.1 %           8.0 %         6.9 %
Common shareholders' equity to total assets                                                 9.13            9.08          8.69

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                                1.18  %          .71 %         .68 %
Allowance for credit losses to total loans                                                  1.71            1.33          1.36
Allowance for credit losses to nonaccrual loans                                           199.45          208.98        219.16
Net charge-offs to average loans (For the three months                                       .59             .32           .24
ended)
---------------------------------------------------------------------------------------------------------------------------------

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

PNC continues to aggressively pursue strategies to create a more diverse and valuable business mix designed to create shareholder value over time. PNC's focus is on increasing the contribution from more highly-valued businesses such as asset management and processing while improving the risk/return characteristics of traditional banking businesses. Earnings from asset management and processing businesses represented 27% of total business earnings for the first nine months of 2001 and consolidated noninterest income was 56% of total revenue for the first nine months of 2001. At the same time, PNC sold its residential mortgage banking business and has been downsizing certain institutional lending portfolios resulting in an improvement of the loan to deposit ratio to 94% at September 30, 2001. Over the past three years, PNC has reduced loans by $15 billion and unfunded commitments by $32 billion. PNC continues to evaluate opportunities to reduce lending exposure and further improve the risk/return characteristics of its lending businesses. All of these actions have strengthened PNC's position in the most difficult operating environment since the early 1990's.

On January 31, 2001, PNC closed the sale of its residential mortgage banking business. The net loss on sale and income from operations included in the first nine months of 2001 resulted in income from discontinued operations of $5 million or $.02 per diluted share. Certain closing date adjustments are currently in dispute between PNC and the buyer, Washington Mutual Bank, FA. The ultimate financial impact of the sale will not be determined until the disputed matters are finally resolved.

RESTATEMENTS
Subsequent to December 31, 2001, PNC announced two changes that affected results for the nine months ended September 30, 2001.

In June and September 2001, the Corporation entered into certain transactions with subsidiaries of a third party financial institution (American International Group, Inc.) involving the sale of loans and the receipt of preferred interests in the subsidiaries. At the time of the transactions, the loans were removed from PNC's balance sheet and the preferred interests in the entities were recorded as securities available for sale in conformity with accounting guidance received from PNC's independent auditors. In January 2002, the Federal Reserve Board staff advised PNC that under generally accepted accounting principles the subsidiaries of the third party financial institution should be consolidated into the financial statements of PNC in preparing bank holding company reports. After considering all of the circumstances, PNC made the decision to restate its consolidated financial statements for the second and third quarters of 2001 to conform financial reporting with regulatory reporting requirements. This restatement reduced income from continuing operations and net income for the three and nine months ended September 30, 2001 by $51 million or $.18 per diluted share. Amounts appearing in this Amendment No. 1 reflect the consolidation of these entities.

Loans in these entities are included in the consolidated balance sheet as loans held for sale and are carried at the lower of cost or market value. Charges recorded at the dates the assets were sold into the entities were reflected as charge-offs on those loans in portfolio and as valuation adjustments in noninterest income on loans previously classified as held for sale. Subsequent charges to adjust the carrying value of the loans held for sale also reflected as valuation adjustments.

The amounts contained in this Amendment No. 1 also include the restatement of the results for the first quarter of 2001 to reflect the correction of an error related to the accounting for the sale of the residential mortgage banking business. This restatement reduced income from discontinued operations and net income for the nine months ended September 30, 2001 by $35 million or $.12 per diluted share. The consolidated balance sheet was not affected by this restatement as the impact of the error had been reflected in retained earnings at September 30, 2001. See "Restatements" in the Notes to Consolidated Financial Statements for additional information.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first nine months of 2001 was $807 million or $2.73 per diluted share. Excluding the effect of adopting the new accounting standard for financial derivatives, net income was $812 million or $2.75 per diluted share compared with $945 million or $3.18 per diluted share for the first nine months of 2000. These results include the negative impact of a $59 million or $.20 per diluted share net loss from venture capital activities in 2001. Excluding this loss and the effect of the accounting change, results for the first nine months of 2001 were $871 million or $2.95 per diluted share.

Return on average common shareholders' equity was 16.50% and return on average assets was 1.51% for the first nine months of 2001 compared with 21.72% and 1.67%, respectively, for the first nine months of 2000.

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

Taxable-equivalent net interest income of $1.696 billion for the first nine months of 2001 increased 3% compared with the first nine months of 2000. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 13 basis points to 3.76% for the first nine months of 2001 compared with 3.63% for the first nine months of 2000. The increase was primarily due to the impact of the lower rate environment and the benefit of growth in transaction deposits and downsizing of higher-cost, less valuable retail certificates and wholesale deposits.

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

Noninterest income was $2.128 billion for the first nine months of 2001 compared with $2.156 billion for the same period in 2000. Noninterest income for the first nine months of 2001 included $134 million of net securities gains, $82 million of equity management losses related to venture capital activities and charges of $86 million for valuation adjustments on loans held for sale owned by the subsidiaries of a third party financial institution. See "Restatements" in the Notes to Consolidated Financial Statements for additional information.

Noninterest expense was $2.351 billion for the first nine months of 2001 compared with $2.319 billion for the first nine months of 2000 and the efficiency ratio remained essentially flat at 58% and 57% for the nine months ended 2001 and 2000, respectively.

Total assets were $71.8 billion at September 30, 2001 compared with $69.8 billion at December 31, 2000. Average interest-earning assets were $59.7 billion for the first nine months of 2001 compared with $60.1 billion for the first nine months of 2000. A decline in loans and loans held for sale was partially offset by an increase in securities that are used for balance sheet and interest rate risk management activities.

Shareholders' equity totaled $6.8 billion at September 30, 2001 and the regulatory capital ratios were 8.1% for leverage, 8.4% for tier I risk-based and 12.0% for total risk-based capital. During the first nine months of 2001, PNC repurchased 8.4 million shares of common stock.

Nonperforming assets were $526 million at September 30, 2001 compared with $372 million at December 31, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was 1.18% at September 30, 2001 compared with .71% at December 31, 2000.

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





RESULTS OF BUSINESSES
                                                                    Revenue
                                                                (taxable-equivalent       Return on
                                                Earnings              basis)           Assigned Capital          Average Assets
                                          ------------------- ---------------------- ---------------------- ----------------------
Nine months ended September 30 - dollars    2001        2000       2001     2000       2001        2000        2001          2000
in millions
----------------------------------------------------------------------------------------------------------------------------------
PNC Bank
  Regional Community Banking                $525        $430     $1,685     $1,497        26%        22%      $40,188    $38,564
  Corporate Banking                           47         190        484        633         5         21        16,392     16,318
----------------------------------------------------------------------------------                         ----------------------
     Total PNC Bank                          572         620      2,169      2,130        19         22        56,580     54,882
----------------------------------------------------------------------------------                         ----------------------
Secured Finance
  PNC Real Estate Finance                     53          50        161        155        18          17         5,253      5,583
  PNC Business Credit                         39          37         98         86        32          33         2,431      2,230
----------------------------------------------------------------------------------                         ----------------------
     Total Secured Finance                    92          87        259        241        22          22         7,684      7,813
----------------------------------------------------------------------------------                         ----------------------
       Total Banking                         664         707      2,428      2,371        20          22        64,264     62,695
----------------------------------------------------------------------------------                         ----------------------
Asset Management and Processing
  PNC Advisors                               117         127        562        589        29          31         3,399      3,541
  BlackRock                                   79          63        404        348        25          27           644        492
  PFPC                                        49          31        556        505        31          20         1,759      1,578
----------------------------------------------------------------------------------                         ----------------------
     Total Asset Management and
       Processing                            245         221      1,522      1,442        28          28         5,802      5,611
----------------------------------------------------------------------------------                         ----------------------
   Total business results                    909         928      3,950      3,813        21          23        70,066     68,306
Other                                       (102)        (28)      (126)       (13)                                416        221
----------------------------------------------------------------------------------                         ----------------------
Results from continuing operations           807         900      3,824      3,800        17          21        70,482     68,527
 Discontinued operations                       5          45                                                        68        459
Cumulative effect of accounting change        (5)
----------------------------------------------------------------------------------                         ----------------------
   Total Consolidated                       $807        $945     $3,824     $3,800        17          22       $70,550    $68,986
=================================================================================================================================

REGIONAL COMMUNITY BANKING

Nine months ended September 30 - dollars in
millions                                        2001       2000
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $1,093      $1,058
Other noninterest income                         507         443
Net securities gains (losses)                     85          (4)
----------------------------------------------------------------
   Total revenue                               1,685       1,497
Provision for credit losses                       35          33
Noninterest expense                              827         796
----------------------------------------------------------------
   Pretax earnings                               823         668
Income taxes                                     298         238
----------------------------------------------------------------
   Earnings                                     $525        $430
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                               $6,219      $5,360
    Indirect automobile                          853       1,281
    Other consumer                               870         873
----------------------------------------------------------------
     Total consumer                            7,942       7,514
   Commercial                                  3,588       3,676
   Residential mortgage                        8,691      11,538
   Vehicle leasing                             1,872       1,255
   Other                                         135         142
----------------------------------------------------------------
      Total loans                             22,228      24,125
Securities                                     9,561       5,547
Loans held for sale                            1,270       1,316
Assigned assets and other assets               7,129       7,576
----------------------------------------------------------------
   Total assets                              $40,188     $38,564
----------------------------------------------------------------
Deposits
   Noninterest-bearing demand                 $4,515      $4,570
   Interest-bearing demand                     5,602       5,408
   Money market                               12,020       9,994
----------------------------------------------------------------
    Total transaction deposits                22,137      19,972
   Savings                                     1,870       2,030
   Certificates                               12,292      13,641
----------------------------------------------------------------
     Total deposits                           36,299      35,643
Other liabilities                              1,177         319
Assigned capital                               2,712       2,602
----------------------------------------------------------------
   Total funds                               $40,188     $38,564
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        26%         22%
Noninterest income to total revenue               35          29
Efficiency                                        47          51
================================================================

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

Regional Community Banking contributed 58% of total business earnings for the first nine months of 2001 compared with 46% for the first nine months of 2000. Earnings increased $95 million or 22% to $525 million for the first nine months of 2001 primarily due to business growth and net securities gains. Excluding net securities gains from the first nine months of 2001 and net securities losses from the first nine months of 2000, earnings increased approximately 10% primarily driven by higher noninterest income, deposit growth and improved efficiency.

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

Financial Review
THE PNC FINANCIAL SERVICES GROUP, INC.

CORPORATE BANKING

Nine months ended September 30 - dollars in       2001     2000
millions
----------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                            $211     $304
Noncredit revenue                                  273      329
----------------------------------------------------------------
   Total revenue                                   484      633
Provision for credit losses                        129       50
Noninterest expense                                288      291
----------------------------------------------------------------
   Pretax earnings                                  67      292
Income taxes                                        20      102
----------------------------------------------------------------
   Earnings                                        $47     $190
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Middle market                               $5,834    $6,140
   Large corporate                              3,127     3,223
   Energy, metals and mining                    1,222     1,341
   Communications                               1,063     1,449
   Leasing                                      2,264     1,768
   Other                                          329       362
----------------------------------------------------------------
     Total loans                                13,839   14,283
Other assets                                     2,553    2,035
----------------------------------------------------------------
   Total assets                               $16,392   $16,318
----------------------------------------------------------------
Deposits                                       $4,764    $4,571
Assigned funds and other liabilities           10,399    10,523
Assigned capital                                1,229     1,224
----------------------------------------------------------------
   Total funds                                $16,392   $16,318
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                           5%      21%
Noncredit revenue to total revenue                  56       52
Efficiency                                          59       46
----------------------------------------------------------------

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

Corporate Banking contributed 5% of total business earnings for the first nine months of 2001 compared with 21% for the first nine months of 2000. Earnings declined to $47 million for the first nine months of 2001 compared with $190 million for the first nine months of 2000 primarily due to a higher provision for credit losses in 2001 related to portfolios that PNC is downsizing and lower noncredit revenue.

Total revenue of $484 million for the first nine months of 2001 decreased $149 million compared with the same period in 2000. Credit related revenue for the nine months ended September 30, 2001 included a charge of $82 million related to valuation adjustments on loans held for sale owned by the subsidiaries of a third party financial institution. See "Restatements" in the Notes to Consolidated Financial Statements for additional information. Average loans decreased in the period-to-period comparison primarily due to reductions in the large corporate, energy, metals and mining, communications and middle market portfolios, partially offset by the expansion of equipment leasing. Middle market loans declined in the period-to-period comparison primarily due to strategies to improve the risk profile of this portfolio.

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

PNC REAL ESTATE FINANCE

Nine months ended September 30 - dollars in      2001     2000
millions
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $88      $87
Noninterest income
   Commercial mortgage banking                     45       45
   Other                                           28       23
----------------------------------------------------------------
     Total noninterest income                      73       68
----------------------------------------------------------------
   Total revenue                                  161      155
Provision for credit losses                         3
Noninterest expense                               117      102
----------------------------------------------------------------
   Pretax earnings                                 41       53
Income tax (benefit) expense                      (12)       3
----------------------------------------------------------------
   Earnings                                       $53      $50
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial - real estate related            $1,753   $2,021
   Commercial real estate                       2,321    2,427
----------------------------------------------------------------
     Total loans                                4,074    4,448
Commercial mortgages held for sale                220      180
Other assets                                      959      955
----------------------------------------------------------------
   Total assets                                $5,253   $5,583
----------------------------------------------------------------
Deposits                                         $466     $260
Assigned funds and other liabilities            4,392    4,940
Assigned capital                                  395      383
----------------------------------------------------------------
   Total funds                                 $5,253   $5,583
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         18%      17%
Noninterest income to total revenue                45       44
Efficiency                                         58       53
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

Financial Review
THE PNC FINANCIAL SERVICES GROUP, INC.

PNC BUSINESS CREDIT

Nine months ended September 30 - dollars in      2001     2000
millions
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $77      $74
Noninterest income                                 21       12
----------------------------------------------------------------
   Total revenue                                   98       86
Provision for credit losses                        13        7
Noninterest expense                                23       22
----------------------------------------------------------------
   Pretax earnings                                 62       57
Income taxes                                       23       20
----------------------------------------------------------------
   Earnings                                       $39      $37
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans                                          $2,304   $2,158
Other assets                                      127       72
----------------------------------------------------------------
   Total assets                                $2,431   $2,230
----------------------------------------------------------------
Deposits                                          $81      $62
Assigned funds and other liabilities            2,189    2,020
Assigned capital                                  161      148
----------------------------------------------------------------
   Total funds                                 $2,431   $2,230
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                         32%      33%
Noninterest income to total revenue                21       14
Efficiency                                         22       24
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

PNC Business Credit contributed 4% of total business earnings for the first nine months of 2001 and 2000. Earnings increased $2 million or 5% in the period-to-period comparison to $39 million for the first nine months of 2001 as higher revenue was partially offset by an increase in the provision for credit losses.

Revenue was $98 million for the first nine months of 2001, a $12 million or 14% increase compared with the first nine months of 2000 primarily due to higher noninterest income. The increase in noninterest income primarily resulted from gains on equity interests received as compensation in conjunction with lending relationships. Noninterest income for the nine months ended September 30, 2001 also included a charge of $4 million related to valuation adjustments on loans held for sale owned by subsidiaries of a third party financial institution. See "Restatements" in the Notes to Consolidated Financial Statements for additional information.

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

PNC ADVISORS

Nine months ended September 30 - dollars in      2001    2000
millions
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                               $99    $102
Noninterest income
   Investment management and trust                302     307
   Brokerage                                      100     132
   Other                                           61      48
----------------------------------------------------------------
     Total noninterest income                     463     487
----------------------------------------------------------------
   Total revenue                                  562     589
Provision for credit losses                         1       3
Noninterest expense                               376     385
----------------------------------------------------------------
   Pretax earnings                                185     201
Income taxes                                       68      74
----------------------------------------------------------------
   Earnings                                      $117    $127
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Loans
   Commercial                                   $543     $623
   Consumer                                    1,098      960
   Residential mortgage                          884      969
   Other                                         395      547
----------------------------------------------------------------
     Total loans                               2,920    3,099
Other assets                                     479      442
----------------------------------------------------------------
   Total assets                               $3,399   $3,541
----------------------------------------------------------------
Deposits                                      $2,078   $2,048
Assigned funds and other liabilities             774      943
Assigned capital                                 547      550
----------------------------------------------------------------
   Total funds                                $3,399   $3,541
----------------------------------------------------------------
PERFORMANCE RATIOS
Return on assigned capital                        29%      31%
Noninterest income to total revenue               82       83
Efficiency                                        66       65
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

PNC Advisors contributed 13% of total business earnings for the first nine months of 2001 compared with 14% for the first nine months of 2000. Earnings of $117 million for the first nine months of 2001 decreased 8% compared with the same period last year due to the impact of weak equity markets.

Revenue decreased $27 million in the period-to-period comparison primarily due to lower levels of retail investor trading activity and weak equity markets the impact of which was partially offset by investment management and trust revenue accrual adjustments of $15 million. Management expects that revenues in this business will continue to be challenged at least until equity market conditions improve.

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

Financial Review
THE PNC FINANCIAL SERVICES GROUP, INC.

BLACKROCK

Nine months  ended  September 30 - dollars in    2001      2000
millions
----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and administrative fees      $376      $330
Other income                                      28         18
----------------------------------------------------------------
   Total revenue                                 404        348
Operating expense                                222        179
Fund administration
     and servicing costs - affiliates             47         58
Amortization                                       8          8
----------------------------------------------------------------
   Total expense                                 277        245
----------------------------------------------------------------
      Operating income                           127        103
Nonoperating income                                7          4
----------------------------------------------------------------
   Pretax earnings                               134        107
Income taxes                                      55         44
----------------------------------------------------------------
   Earnings                                      $79        $63
----------------------------------------------------------------
PERIOD-END BALANCE SHEET
Intangible assets                               $184       $195
Other assets                                     460        297
----------------------------------------------------------------
   Total assets                                 $644       $492
----------------------------------------------------------------
Other liabilities                               $186       $148
Stockholders' equity                             458        344
----------------------------------------------------------------
   Total liabilities and stockholders'          $644       $492
   equity
----------------------------------------------------------------
PERFORMANCE DATA
Return on equity                                  25%        27%
Operating margin (a)                              36         36
Diluted earnings per share                     $1.22       $.97
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

BlackRock contributed 9% of total business earnings for the first nine months of 2001 compared with 7% for the first nine months of 2000. Earnings increased 26% in the period-to-period comparison primarily due to an 18% increase in assets under management. New client mandates and additional funding from existing clients was $31 billion or 89% of the increase in assets under management.

Total revenue for the first nine months of 2001 increased $56 million or 16% compared with the first nine months of 2000 primarily due to new institutional business and strong fixed-income performance. The increase in operating expense in the period-to-period comparison supported revenue growth and business expansion.

ASSETS UNDER MANAGEMENT
September 30 - in billions                      2001     2000
----------------------------------------------------------------
Separate accounts
   Fixed income                                 $119      $97
   Liquidity                                       7        5
   Liquidity - securities lending                  8       11
   Equity                                          8        7
   Alternative investment products                 5        3
----------------------------------------------------------------
     Total separate accounts                     147      123
----------------------------------------------------------------
Mutual funds (a)
   Fixed income                                   14       14
   Liquidity                                      56       38
   Equity                                          9       16
----------------------------------------------------------------
     Total mutual funds                           79       68
----------------------------------------------------------------
   Total assets under management                $226     $191
================================================================
(a)Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Funds and BlackRock Global Series Funds.

BlackRock, Inc. is approximately 70% owned by PNC and is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the Securities and Exchange Commission ("SEC") and may be obtained electronically at the SEC's home page at www.sec.gov.

PFPC

Nine months  ended  September 30 - dollars      2001       2000
in millions
----------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                          $556       $505
Operating expense                                396        380
Amortization                                      19         24
----------------------------------------------------------------
   Operating income                              141        101
Nonoperating income (a)                           11         21
Debt financing                                    71         71
----------------------------------------------------------------
   Pretax earnings                                81         51
Income taxes                                      32         20
----------------------------------------------------------------
   Earnings                                      $49        $31
----------------------------------------------------------------
AVERAGE BALANCE SHEET
Intangible assets                             $1,072     $1,110
Other assets                                     687        468
----------------------------------------------------------------
   Total assets                               $1,759     $1,578
----------------------------------------------------------------
Deposits                                         $79       $139
Assigned funds and other liabilities           1,472      1,231
Assigned capital                                 208        208
----------------------------------------------------------------
   Total funds                                $1,759     $1,578
----------------------------------------------------------------
PERFORMANCE RATIOS
Operating margin                                  25%        20%
Return on assigned capital                        31         20
================================================================
(a) Net of nonoperating expense.

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

SERVICING STATISTICS
September 30                                      2001     2000
----------------------------------------------------------------
Accounting/administration
   assets ($ in billions) (a)                     $500     $460
Custody assets ($ in billions)                     359      434
Shareholder accounts (in millions)                  47       43
----------------------------------------------------------------
(a) Includes net assets serviced offshore of approximately $16 billion and $8 billion at September 30, 2001 and 2000, respectively.

Financial Review
THE PNC FINANCIAL SERVICES GROUP, INC.

CONSOLIDATED INCOME STATEMENT REVIEW
NET INTEREST INCOME ANALYSIS

Taxable-equivalent basis                          Average Balances         Interest Income/Expense         Average Yields/Rates
                                            ---------------------------  --------------------------    -----------------------------
Nine months ended September 30 - dollars      2001      2000    Change     2001      2000   Change       2001     2000      Change
in millions
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
   Loans held for sale                      $1,894    $2,681     $(787)     $92     $163     $(71)        6.38%    8.10%    (172)bp
   Securities                               10,141     6,105     4,036      456      292      164         5.99     6.38      (39)
   Loans, net of unearned income
     Commercial                             20,144    21,878    (1,734)   1,130    1,383     (253)        7.40     8.31      (91)
     Commercial real estate                  2,567     2,689      (122)     146      179      (33)        7.50     8.73     (123)
     Consumer                                9,095     9,210      (115)     563      589      (26)        8.28     8.55      (27)
     Residential mortgage                    9,616    12,519    (2,903)     522      668     (146)        7.24     7.11       13
     Lease financing                         4,144     3,082     1,062      220      168       52         7.07     7.25      (18)
     Other                                     478       670      (192)      25       42      (17)        6.93     8.40     (147)
---------------------------------------------------------------------    ------------------------
       Total loans, net of unearned
         income                             46,044    50,048    (4,004)   2,606    3,029     (423)        7.51     8.01      (50)
   Other                                     1,637     1,278       359       93       71       22         7.61     7.39       22
---------------------------------------------------------------------    ------------------------
     Total interest-earning assets/
       interest income                      59,716    60,112      (396)   3,247    3,555     (308)        7.22     7.84      (62)
Noninterest-earning assets                  10,834     8,874     1,960
----------------------------------------------------------------------
   Total assets                            $70,550   $68,986    $1,564
======================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market               $20,994   $18,389    $2,605      419       472     (53)        2.66      3.43     (77)
     Savings                                 1,927     2,088      (161)      15       27      (12)        1.03     1.73      (70)
     Retail certificates of deposit         12,716    14,591    (1,875)     516      603      (87)        5.43     5.52       (9)
     Other time                                534       633       (99)      26       31       (5)        6.48     6.45        3
     Deposits in foreign offices               948     1,437      (489)      35       67      (32)        4.86     6.12     (126)
----------------------------------------------------------------------   ------------------------
       Total interest-bearing deposits      37,119    37,138       (19)   1,011    1,200     (189)        3.64     4.31      (67)
   Borrowed funds                           13,637    14,422      (785)     540      711     (171)        5.23     6.49     (126)
----------------------------------------------------------------------   ------------------------
Total interest-bearing liabilities/
   interest expense                         50,756    51,560      (804)   1,551    1,911     (360)        4.07     4.92      (85)
                                                                         ------------------------     --------------------------
Noninterest-bearing liabilities,
   capital securities and shareholders'     19,794    17,426     2,368
   equity
----------------------------------------------------------------------
   Total liabilities, capital
     securities and shareholders'          $70,550   $68,986    $1,564
     equity
======================================================================
Interest rate spread                                                                                      3.15     2.92       23
Impact of noninterest-bearing sources                                                                      .61      .71      (10)
                                                                                                       -------------------------
   Net interest income/margin                                             $1,696   $1,644     $52         3.76%    3.63%      13bp
================================================================================================================================


NET INTEREST INCOME
Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income of $1.696 billion for the first nine months of 2001 increased 3% compared with the first nine months of 2000. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 13 basis points to 3.76% for the first nine months of 2001 compared with 3.63% for the first nine months of 2000. The increase was primarily due to the impact of the lower rate environment and the benefit of growth in transaction deposits and downsizing of higher-cost, less valuable retail certificates and wholesale deposits. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information regarding interest rate risk.

Loans represented 77% of average interest-earning assets for the first nine months of 2001 compared with 83% for the first nine months of 2000. The decrease was primarily due to the continued downsizing of certain institutional lending portfolios and the securitization of residential mortgage loans during the first nine months of 2001.

Securities represented 17% of average interest-earning assets for the first nine months of 2001 compared with 10% for the first nine months of 2000. The increase was primarily due to the securitization of residential mortgage loans as part of balance sheet and interest rate risk management activities.

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

NONINTEREST INCOME
Noninterest income was $2.128 billion for the first nine months of 2001 compared with $2.156 billion for the same period in 2000. Noninterest income for the first nine months of 2001 included $134 million of net securities gains, $82 million of equity management losses related to venture capital activities and charges of $86 million for valuation adjustments on loans held for sale owned by the subsidiaries of a third party financial institution. See "Restatements" in the Notes to Consolidated Financial Statements for additional information.

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

Corporate services revenue was $149 million for the first nine months of 2001 compared with $248 million for the first nine months of 2000. Higher commercial mortgage servicing revenue was more than offset by valuation adjustments of loans held for sale and other assets and lower capital markets revenue. Revenue in 2001 was adversely impacted by valuation adjustments of $86 million related to loans held for sale owned by the subsidiaries of a third party financial institution. See "Restatements" in the Notes to Consolidated Financial Statements for additional information.

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

Other noninterest income was $243 million for the first nine months of 2001 compared with $200 million for the first nine months of 2000. The increase was primarily due to higher revenue from trading activities and residential mortgage loan securitizations.

NONINTEREST EXPENSE
Noninterest expense was $2.351 billion for the first nine months of 2001 compared with $2.319 billion for the first nine months of 2000 and the efficiency ratio remained essentially flat at 58% and 57% for the nine months ended 2001 and 2000, respectively. The increase in noninterest expense was primarily in businesses that have stronger revenue growth including the Regional Community Bank, BlackRock and PFPC. Average full-time equivalent employees totaled approximately 24,600 and 24,000 for the first nine months of 2001 and 2000, respectively. The increase was primarily in asset management and processing businesses.

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

At September 30, 2001, approximately $489 million of loans held by the subsidiaries of a third party financial institution were classified in the consolidated financial statements as loans held for sale. Unfunded commitments and letters of credit related to the loans totaled approximately $111 million at September 30, 2001.

NET UNFUNDED COMMITMENTS (a)
                                       September 30   December 31
In millions                                    2001          2000
-----------------------------------------------------------------
Commercial                                $21,009       $24,253
Commercial real estate                        969         1,039
Consumer                                    4,750         4,414
Lease financing                               123           123
Other                                         150           173
-----------------------------------------------------------------
   Total                                  $27,001       $30,002
=================================================================
(a)Excludes unfunded commitments related to loans designated for downsizing in 1999 and 2001 and unfunded commitments related to loans held by the subsidiaries of a third party financial institution.

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

SECURITIES
Total securities at September 30, 2001 were $11.1 billion compared with $5.9 billion at December 31, 2000. Total securities represented 15% of total assets at September 30, 2001 compared with 8% at December 31, 2000. The increase was primarily due to residential mortgage loan securitizations and purchases of asset-backed securities during the first nine months of 2001. The expected weighted-average life of securities available for sale was 2 years and 11 months at September 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At September 30, 2001, the securities available for sale balance of $10.8 billion included a net unrealized gain of $75 million, which represented the difference between fair value and amortized cost. Securities available for sale at December 31, 2000 totaled $5.9 billion and included a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income.

Securities designated as held to maturity are carried at amortized cost and are assets of subsidiaries of a third party financial institution, which are consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 19 years and 6 months at September 30, 2001. PNC had no securities held to maturity at December 31, 2000.

DETAILS OF SECURITIES

                                           Amortized       Fair
In millions                                    Cost       Value
---------------------------------------------------------------
SEPTEMBER 30, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies     $1,053      $1,059
   Mortgage-backed                            6,509       6,561
   Asset-backed                               2,472       2,501
   State and municipal                           65          68
   Other debt                                    73          74
Corporate stocks and other                      533         517
---------------------------------------------------------------
     Total securities available for sale    $10,705     $10,780
===============================================================
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies       $198        $206
   Other debt                                    73          73
---------------------------------------------------------------
     Total securities held to maturity         $271        $279
===============================================================
DECEMBER 31, 2000
Debt securities
   U.S. Treasury and government agencies        $313       $313
   Mortgage-backed                            4,037       4,002
   Asset-backed                                 902         893
   State and municipal                           94          96
   Other debt                                    73          73
Corporate stocks and other                      537         525
---------------------------------------------------------------
   Total securities available for sale       $5,956      $5,902
===============================================================

FUNDING SOURCES
Total funding sources were $58.0 billion at September 30, 2001 and decreased $1.4 billion compared with December 31, 2000. Demand and money market deposits increased due to ongoing strategic marketing efforts to retain customers and increase money market balances as funds shifted from certificates of deposit. The change in the composition of borrowed funds reflected the impact of closing the sale of the residential mortgage banking business as well as a shift within categories to manage overall funding costs.


DETAILS OF FUNDING SOURCES
                                      September 30   December 31
In millions                                   2001          2000
----------------------------------------------------------------
Deposits
   Demand and money market                 $30,696      $28,771
   Savings                                   1,923        1,915
   Retail certificates of deposit           11,577       14,175
   Other time                                  495          567
   Deposits in foreign offices                 227        2,236
----------------------------------------------------------------
     Total deposits                         44,918       47,664
----------------------------------------------------------------
Borrowed funds
   Federal funds purchased                   1,904        1,445
   Repurchase agreements                       672          607
   Bank notes and senior debt                5,344        6,110
   Federal Home Loan Bank borrowings         2,457          500
   Subordinated debt                         2,368        2,407
   Other borrowed funds                        301          649
----------------------------------------------------------------
     Total borrowed funds                   13,046       11,718
----------------------------------------------------------------
   Total                                   $57,964      $59,382
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

RISK-BASED CAPITAL
                                       September 30   December 31
Dollars in millions                            2001          2000
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                 $6,557       $6,344
     Preferred                                 216          312
   Trust preferred capital securities          848          848
   Goodwill and other                       (2,192)      (2,214)
   Net unrealized securities (gains)          (53)           77
     losses
------------------------------------------------------------------
     Tier I risk-based capital               5,376        5,367
   Subordinated debt                         1,616        1,811
   Minority interest                            29
   Eligible allowance for credit losses        720          667
------------------------------------------------------------------
   Total risk-based capital                 $7,741       $7,845
==================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments,
     and market risk equivalent assets     $64,345      $62,430
   Average tangible assets                  66,665       66,809
==================================================================
Capital ratios
   Tier I risk-based                           8.4%         8.6%
   Total risk-based                           12.0         12.6
   Leverage                                    8.1          8.0
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

ACQUISITIONS
The Corporation expands its business from time to time by acquiring other financial services companies. Factors pertaining to acquisitions that could adversely affect the Corporation's business and earnings include, among others:
- anticipated cost savings or potential revenue enhancements that may not be fully realized or realized within the expected time frame;
- key employee, customer or revenue loss following an acquisition that may be greater than expected; and
- costs or difficulties related to the integration of businesses that may be greater than expected.

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

NONPERFORMING ASSETS BY TYPE
                                     September 30   December 31
Dollars in millions                          2001          2000
----------------------------------------------------------------
Nonaccrual loans
   Commercial                                 $324         $312
   Commercial real estate                       13            3
   Consumer                                      4            2
   Residential mortgage                          6            4
   Lease financing                              14            2
----------------------------------------------------------------
     Total nonaccrual loans                    361          323
Nonperforming loans held for sale(a)           152           33
Foreclosed and other assets
   Commercial real estate                        2            3
   Residential mortgage                          2            8
   Other                                         9            5
----------------------------------------------------------------
     Total foreclosed and other assets          13           16
----------------------------------------------------------------
   Total nonperforming assets                 $526         $372
================================================================
Nonaccrual loans to total loans                .86%         .64%
Nonperforming assets to total loans,
   loans held for sale and foreclosed         1.18          .71
   assets
Nonperforming assets to total assets           .73          .53
================================================================
(a) Includes $6 million of a troubled debt restructured loan held for sale as of September 30, 2001.

The above table excludes $37 million and $18 million of equity management assets carried at estimated fair value at September 30, 2001 and December 31, 2000, respectively. The amount of nonperforming loans that were current as to principal and interest was $91 million at September 30, 2001 and $67 million at December 31, 2000. At September 30, 2001, approximately 40% of nonperforming assets were from portfolios that were designated for downsizing.

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

CHANGE IN NONPERFORMING ASSETS
In millions                                   2001         2000
----------------------------------------------------------------
January 1                                     $372         $325
Transferred from accrual                       589          291
Returned to performing                         (14)          (3)
Principal reductions                          (159)        (125)
Sales                                          (25)         (31)
Charge-offs and other                         (237)        (103)
----------------------------------------------------------------
   September 30                               $526         $354
================================================================

ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                            Amount             Percent of Loans
                  -------------------------  ------------------------
                  September 30  December 31  September 30 December 31
Dollars in millions       2001         2000          2001        2000
---------------------------------------------------------------------
Commercial                 $37        $46         .20%       .22%
Commercial real estate      11          6         .42        .23
Consumer                    23         24         .25        .26
Residential mortgage        42         36         .62        .27
Lease financing              2          1         .04        .03
-----------------------------------------------------
  Total                  $115        $113         .27        .22
=====================================================================

Loans not included in nonaccrual or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months totaled $146 million at September 30, 2001.

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

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                   2001         2000
---------------------------------------------------------------
January 1                                     $675         $674
Charge-offs                                   (219)        (131)
Recoveries                                      29           36
---------------------------------------------------------------
   Net charge-offs                            (190)         (95)
Provision for credit losses                    235           96
---------------------------------------------------------------
   September 30                               $720         $675
===============================================================

The allowance as a percent of nonaccrual loans and total loans was 199% and 1.71%, respectively, at September 30, 2001. The comparable year-end 2000 percentages were 209% and 1.33%, respectively.

CHARGE-OFFS AND RECOVERIES

                                                                 Percent of
Nine months ended September 30                              Net    Average
Dollars in millions      Charge-offs    Recoveries  Charge-offs     Loans
---------------------------------------------------------------------------
2001
Commercial                  $165           $13        $152          1.01%
Commercial real estate         6             1           5           .26
Consumer                      31            13          18           .26
Residential mortgage           1                         1           .01
Lease financing               16             2          14           .45
-----------------------------------------------------------
   Total                    $219           $29        $190           .55
===========================================================================

2000
Commercial                   $86           $14         $72           .44%
Commercial real estate         2             4          (2)         (.10)
Consumer                      34            16          18           .26
Residential mortgage           4             1           3           .03
Lease financing                5             1           4           .17
-----------------------------------------------------------
   Total                    $131           $36         $95           .25
===========================================================================

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

Liquidity can also be provided through the sale of liquid assets, which consist of short-term investments, loans held for sale and securities. At September 30, 2001, such assets totaled $14.9 billion, with $6.4 billion pledged as collateral for borrowings, trust and other commitments. Liquidity can also be obtained through secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A., PNC's largest bank subsidiary, is a member. These borrowings are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At September 30, 2001, approximately $10.8 billion of residential mortgages and other real-estate related loans were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuances.

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

FINANCIAL DERIVATIVES ACTIVITY

                                   December 31                    January 1
Dollars in millions                       2000   Adjustments (a)       2001  Additions  Maturities    Terminations
---------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                    $4,756            $180         $4,936     $5,900    $(1,618)        $(120)
     Pay fixed                             1             248            249        247                     (345)
     Basis swaps                       2,230          (1,773)           457        190                     (480)
   Interest rate caps                    308            (243)            65         44                      (84)
   Interest rate floors                3,238            (238)         3,000         60                   (3,048)
   Futures contracts                                                               416                     (116)
---------------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                     10,533          (1,826)         8,707      6,857     (1,618)       (4,193)
---------------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk
  management
   Interest rate swaps                   311                            311        846                     (949)
   Total rate of return swaps             75                             75        225       (125)
---------------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management           386                            386      1,071       (125)         (949)
Student lending activities
  Forward contracts                      347            (347)
Credit-related activities
  Credit default swaps                 4,391          (4,391)
---------------------------------------------------------------------------------------------------------------------
   Total                             $15,657         $(6,564)        $9,093     $7,928    $(1,743)      $(5,142)
=====================================================================================================================



                                                     Weighted-
                                    September 30       Average
Dollars in millions                         2001      Maturity
---------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                       $9,098    2 yrs. 10 mos.
     Pay fixed                              151    3 yrs. 5 mos.
     Basis swaps                            167    3 yrs. 6 mos.
   Interest rate caps                        25    4 yrs. 7 mos.
   Interest rate floors                      12    2 yrs. 3 mos.
   Futures contracts                        300           9 mos.
-------------------------------------
     Total interest rate risk
       management                         9,753
-------------------------------------
Commercial mortgage banking risk
  management
   Interest rate swaps                      208    9 yrs. 3 mos.
   Total rate of return swaps               175           4 mos.
-------------------------------------
     Total commercial mortgage
       banking risk management              383
Student lending activities
  Forward contracts
Credit-related activities
  Credit default swaps
-------------------------------------
   Total                                $10,136
===============================================================

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

  FINANCIAL DERIVATIVES

                                                                                                               Weighted-Average
                                                                                                                 Interest Rates
                                                                          Notional                         ------------------------
  September 30, 2001 - dollars in millions                                   Value        Fair Value           Paid     Received
  ---------------------------------------------------------------------------------------------------------------------------------
  Interest rate risk management
     Asset rate conversion
       Interest rate swaps (a)
         Receive fixed designated to loans                                  $7,085             $209             3.30%        5.25%
         Pay fixed designated to loans                                         151               (9)            5.92         3.87
         Basis swaps designated to loans                                       167                              3.88         3.88
       Interest rate caps designated to loans (b)                               25                                NM           NM
       Interest rate floors designated to loans (c)                             12                                NM           NM
       Future contracts designated to loans                                    300                                NM           NM
  ----------------------------------------------------------------------------------------------------
           Total asset rate conversion                                       7,740              200
  ----------------------------------------------------------------------------------------------------
     Liability rate conversion
       Interest rate swaps (a)
         Receive fixed designated to borrowed funds                          2,013              186             4.74         6.23
  ----------------------------------------------------------------------------------------------------
           Total liability rate conversion                                   2,013              186
  ----------------------------------------------------------------------------------------------------
       Total interest rate risk management                                   9,753              386
  ----------------------------------------------------------------------------------------------------
  Commercial mortgage banking risk management
     Pay fixed interest rate swaps designated to loans (a)                     208               (9)            5.71         5.22
     Pay total rate of return swaps designated to loans (a)                    175               (4)            6.10         2.03
  ----------------------------------------------------------------------------------------------------
       Total commercial mortgage banking risk management                       383              (13)
  ----------------------------------------------------------------------------------------------------
     Total financial derivatives                                           $10,136             $373
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

  FINANCIAL DERIVATIVES

                                                                                                               Weighted-Average
                                                                                                                Interest Rates
                                                                          Notional        Estimated        ------------------------
  December 31, 2000 - dollars in millions                                    Value        Fair Value           Paid     Received
  ---------------------------------------------------------------------------------------------------------------------------------
  Interest rate risk management
     Asset rate conversion
       Interest rate swaps (a)
         Receive fixed designated to loans                                  $3,250              $27             5.96%        5.56%
         Basis swaps designated to other earning assets                        226                3             5.63         5.85
       Interest rate caps designated to loans (b)                              308                4               NM           NM
       Interest rate floors designated to loans (c)                          3,238               (1)              NM           NM
  ----------------------------------------------------------------------------------------------------
           Total asset rate conversion                                       7,022               33
  ----------------------------------------------------------------------------------------------------
     Liability rate conversion
       Interest rate swaps (a)
         Receive fixed designated to:
           Interest-bearing deposits                                           125                4             5.85         6.73
           Borrowed funds                                                    1,381               57             5.96         6.60
         Pay fixed designated to borrowed funds                                  1                              5.88         5.78
         Basis swaps designated to borrowed funds                            2,004               10             5.76         5.79
  ----------------------------------------------------------------------------------------------------
           Total liability rate conversion                                   3,511               71
  ----------------------------------------------------------------------------------------------------
       Total interest rate risk management                                  10,533              104
  ----------------------------------------------------------------------------------------------------
  Commercial mortgage banking risk management
     Pay fixed interest rate swaps designated to securities (a)                135               (8)            6.94         6.04
     Pay fixed interest rate swaps designated to loans (a)                     176                3             5.76         5.99
     Pay total rate of return swaps designated to loans (a)                     75               (5)            5.76         6.15
  ----------------------------------------------------------------------------------------------------
       Total commercial mortgage banking risk management                       386              (10)
  ----------------------------------------------------------------------------------------------------
  Student lending activities - Forward contracts (d)                           347                                NM           NM
  Credit-related activities - Credit default swaps (d)                       4,391               (2)              NM           NM
  ----------------------------------------------------------------------------------------------------
     Total financial derivatives                                           $15,657              $92
  ================================================================================================================================

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

THIRD QUARTER 2001 VS. 2000

Earnings for the third quarter of 2001 were $247 million or $.84 per diluted share compared with earnings of $299 million or $1.01 per diluted share for the third quarter of 2000. Excluding net losses from venture capital activities, third quarter 2001 earnings were $.87 per diluted share. Return on average common shareholders' equity was 14.83% and return on average assets was 1.42% for the third quarter of 2001 compared with 19.99% and 1.72%, respectively, for the third quarter of 2000.

Taxable-equivalent net interest income of $568 million for the third quarter of 2001 increased $34 million or 6% compared with the third quarter of 2000. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 35 basis points to 3.89% primarily due to the impact of the lower rate environment and the benefit of growth in transaction deposits and downsizing of higher-cost, less valuable retail certificates and wholesale deposits.

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

Noninterest income was $707 million for the third quarter of 2001 compared with $700 million for the prior-year quarter. Noninterest income for the third quarter of 2001 included $88 million of net securities gains, $13 million of equity management losses related to venture capital activities and $85 million of charges for valuation adjustments on loans held for sale owned by the subsidiaries of a third party financial institution.

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

Corporate services reflected net losses of $3 million for the third quarter of 2001 compared with net gains of $86 million for the third quarter of 2000. The decrease was primarily due to $85 million of valuation adjustments in the third quarter of 2001 related to loans held for sale owned by the subsidiaries of a third party financial institution and the impact of weaker capital market conditions.

Equity management reflected net losses of $13 million for the third quarter of 2001 compared with $3 million of net losses for the third quarter of 2000. The increase in net losses primarily resulted from a decline in the estimated fair value of partnership investments.

Net securities gains were $88 million for the third quarter of 2001 compared with $7 million for the third quarter of 2000. Other noninterest income was $77 million for the third quarter of 2001 compared with $68 million for the third quarter of 2000.

Noninterest expense was $787 million and the efficiency ratio was 58% in the third quarter of 2001 compared with $747 million and 57%, respectively, during the third quarter of 2000. The increase in noninterest expense was primarily in businesses that had stronger revenue growth including the Regional Community Bank, BlackRock and PFPC.

Total assets were $71.8 billion at September 30, 2001 compared with $69.9 billion at September 30, 2000. Average interest-earning assets were $57.9 billion for the third quarter of 2001 compared with $59.7 billion for the third quarter of 2000. The decrease was primarily due to a $2.5 billion decrease in commercial loans related to initiatives to downsize certain higher-risk, non-strategic portfolios. Average securities increased by nearly $5 billion and residential mortgage loans decreased by a corresponding amount due to the securitization of residential mortgage loans following the sale of PNC Mortgage.

Average deposits were $44.6 billion and represented 65% of total sources of funds for the third quarter of 2001 compared with $45.9 billion and 66%, respectively, in the third quarter of 2000. While total deposits decreased $1.3 billion, an increase in transaction deposits of $2.8 billion or 10% was more than offset by a $4.1 billion decrease in higher-cost retail certificates and wholesale deposits.

Average borrowed funds declined 7% to $12.5 billion for the third quarter of 2001 compared with $13.5 billion for the third quarter of 2000 as PNC continues to reduce its reliance on wholesale funding.

Nonperforming assets were $526 million at September 30, 2001 compared with $354 million at September 30, 2000. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was 1.18% at September 30, 2001 compared with .68% at September 30, 2000.

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

Consolidated Statement of Income
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                                       Three months ended                    Nine months ended
                                                                             September 30                         September 30
                                                              -------------------------------      -------------------------------
In millions, except per share data                                    2001           2000                  2001           2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $776          $1,025               $2,596         $3,018
Securities                                                             155              99                  454            290
Loans held for sale                                                     24              47                   92            163
Other                                                                   29              30                   93             71
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                               984           1,201                3,235          3,542
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               280             434                1,011          1,200
Borrowed funds                                                         139             236                  540            711
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              419             670                1,551          1,911
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 565             531                1,684          1,631
Provision for credit losses                                            110              30                  235             96
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                455             501                1,449          1,535
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       208             208                  645            590
Fund servicing                                                         182             168                  545            487
Service charges on deposits                                             56              50                  160            150
Brokerage                                                               54              61                  163            192
Consumer services                                                       58              55                  171            153
Corporate services                                                      (3)             86                  149            248
Equity management                                                      (13)             (3)                 (82)           132
Net securities gains                                                    88               7                  134              4
Other                                                                   77              68                  243            200
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            707             700                2,128          2,156
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          419             399                1,258          1,206
Net occupancy                                                           55              50                  162            151
Equipment                                                               64              54                  181            165
Amortization                                                            26              27                   79             83
Marketing                                                               13              16                   38             48
Distributions on capital securities                                     15              17                   48             50
Other                                                                  195             184                  585            616
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           787             747                2,351          2,319
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  375             454                1,226          1,372
Income taxes                                                           128             155                  419            472
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   247             299                  807            900
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations (less applicable income
   taxes of $15, $0 and $30)                                                            23                    5             45
----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change               247             322                  812            945
Cumulative effect of accounting change (less applicable
   income tax benefit of $2)                                                                                 (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $247            $322                 $807           $945
----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Continuing operations
   Basic                                                              $.85          $1.02                $2.76           $3.05
   Diluted                                                             .84           1.01                 2.73            3.03
Net income
   Basic                                                              $.85          $1.10                $2.76           $3.21
   Diluted                                                             .84           1.09                 2.73            3.18

CASH DIVIDENDS DECLARED PER COMMON SHARE                               .48            .45                 1.44            1.35

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                               286             289                 288             290
   Diluted                                                             289             292                 291             293
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                                                       September 30           December 31
In millions, except par value                                                                  2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $3,513                $3,662
Short-term investments                                                                        1,616                 1,151
Loans held for sale                                                                           2,242                 1,655
Securities                                                                                   11,051                 5,902
Loans, net of unearned income of $1,143 and $999                                             42,140                50,601
   Allowance for credit losses                                                                 (720)                 (675)
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 41,420                49,926
Goodwill and other amortizable assets                                                         2,393                 2,468
Investment in discontinued operations                                                                                 356
Other                                                                                         9,577                 4,724
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $71,812               $69,844
=================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                       $8,828                $8,490
   Interest-bearing                                                                          36,090                39,174
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          44,918                47,664
Borrowed funds
   Federal funds purchased                                                                    1,904                 1,445
   Repurchase agreements                                                                        672                   607
   Bank notes and senior debt                                                                 5,344                 6,110
   Federal Home Loan Bank borrowings                                                          2,457                   500
   Subordinated debt                                                                          2,368                 2,407
   Other borrowed funds                                                                         301                   649
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                    13,046                11,718
Other                                                                                         6,227                 2,958
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         64,191                62,340
---------------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable capital securities of subsidiary trusts                                  848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                   5                     7
Common stock - $5 par value
   Authorized 800 and 450 shares
   Issued 353 shares                                                                          1,764                 1,764
Capital surplus                                                                               1,267                 1,303
Retained earnings                                                                             7,115                 6,736
Deferred benefit expense                                                                        (26)                  (25)
Accumulated other comprehensive income (loss) from continuing operations                        152                   (43)
Accumulated other comprehensive loss from discontinued operations                                                     (45)
Common stock held in treasury at cost: 69 and 63 shares                                      (3,504)               (3,041)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,773                 6,656
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, capital securities and shareholders' equity                           $71,812               $69,844
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
THE PNC FINANCIAL SERVICES GROUP, INC.

Nine months ended September 30 - in millions                                                          2001             2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $807             $945
Discontinued operations                                                                                 (5)             (45)
Cumulative effect of accounting change                                                                   5
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      807              900
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                         235               96
   Depreciation, amortization and accretion                                                            220              252
   Deferred income taxes                                                                               245              286
   Net securities gains                                                                               (131)              (6)
   Valuation adjustments                                                                                94               24
Change in
   Loans held for sale                                                                                (104)           1,326
   Other                                                                                              (999)          (1,129)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         367            1,749
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                    191             (425)
Repayment of securities                                                                              1,733              679
Sales
   Securities                                                                                       18,901            4,648
   Loans                                                                                             3,845              187
   Foreclosed assets                                                                                    13               18
Purchases
   Securities                                                                                      (22,850)          (5,810)
   Loans                                                                                              (246)
Net cash received (paid) for acquisitions/divestitures                                                 503               (4)
Other                                                                                                  (57)            (191)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                                2,033             (898)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                        338              348
   Interest-bearing deposits                                                                        (3,084)           1,344
   Federal funds purchased                                                                             459               60
   Repurchase agreements                                                                                65              200
Sales/issuances
   Bank notes and senior debt                                                                        1,147            2,848
   Federal Home Loan Bank borrowings                                                                 3,123            1,781
   Subordinated debt                                                                                     1              593
   Other borrowed funds                                                                             27,438           28,985
   Common stock                                                                                        154              118
Repayments/maturities
   Bank notes and senior debt                                                                       (1,915)          (3,715)
   Federal Home Loan Bank borrowings                                                                (1,155)          (3,456)
   Subordinated debt                                                                                  (200)            (514)
   Other borrowed funds                                                                            (27,787)         (28,683)
Acquisition of treasury stock                                                                         (608)            (327)
Series F preferred stock tender offer                                                                  (96)
Cash dividends paid                                                                                   (429)            (407)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (2,549)            (825)
-------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                                        (149)              26
     Cash and due from banks at beginning of year                                                    3,662            3,080
-------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,513           $3,106
===============================================================================================================================
CASH PAID FOR
     Interest                                                                                       $1,525           $1,946
     Income taxes                                                                                      105              235
NON-CASH ITEMS
     Transfer of residential mortgage loans to securities                                            3,775
     Transfer from loans to loans held for sale                                                       (577)
     Transfer from loans to other assets                                                                 5               18
===============================================================================================================================

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

FAIR VALUE HEDGING STRATEGIES
The Corporation enters into interest rate and total rate of return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, securities, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in either net interest income or noninterest income depending on the hedged item.

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

Notes to Consolidated Financial Statements
THE PNC FINANCIAL SERVICES GROUP, INC.

RESTATEMENTS
In connection with the repositioning of its institutional lending businesses, PNC completed transactions in June 2001 and September 2001 in which assets were sold or transferred to subsidiaries of a third party financial institution with PNC receiving preferred interests in the subsidiaries. The transactions involved the sale of loan assets of $592 million of which $132 million were classified as nonperforming assets at the date of sale. Loan assets sold included loans previously held for sale and other loans that were reclassified from loans to loans held for sale and marked to the lower of cost or market prior to the sale. This resulted in charge-offs at the date transferred of $24 million on loans and valuation adjustments of $4 million for those loans that previously had been classified as held for sale. Including previous charge-offs and valuation adjustments, loans transferred had been charged down by approximately $108 million prior to sale. In addition to the loan assets, PNC also transferred cash amounting to $320 million. In return, PNC received one hundred percent of the Class A convertible preferred shares in each subsidiary. The Class A convertible preferred shares owned by PNC have no voting rights. PNC, as holder of the Class A convertible preferred shares, may convert such preferred shares to Class A common shares and cause the liquidation of the subsidiary. A noncumulative annual dividend may be paid on the preferred stock.

The third party financial institution formed each of the entities, contributed three percent equity in the form of cash and received one hundred percent of the Class B preferred shares and one hundred percent of the Class B common shares of each entity. The proceeds received by the applicable entity from the issuance of the Class A preferred and all of the Class B shares were used by each entity to fund certain operating expenses, future commitments under the loan agreements, investment in a managed asset account and to purchase U. S. Treasury zero coupon securities. The third party financial institution is the managing member of each of the entities and holds one hundred percent of the voting power. All management and operating decisions regarding the assets are at the discretion of the managing member. The managing member is paid an annual fee for its services. PNC is the servicer of the loans and is paid a servicing fee.

At the time of the transactions, the loans were removed from PNC's balance sheet and the preferred interests in the entities were recorded as securities available for sale in conformity with accounting guidance received from PNC's independent auditors. In January 2002, the Federal Reserve Board staff advised PNC that under generally accepted accounting principles the subsidiaries of the third party financial institution should be consolidated into the financial statements of PNC in preparing bank holding company reports. After considering all the circumstances, PNC made the decision to restate its consolidated financial statements for the second and third quarters of 2001 to conform financial reporting with regulatory reporting requirements. This restatement reduced income from continuing operations and net income for the three and nine months ended September 30, 2001 by $51 million or $.18 per diluted share. The effects of the restatement on the consolidated financial statements for the third quarter of 2001 are included in this Amendment No. 1.

In consolidation, all loan assets of the third party subsidiaries are included in loans held for sale. Subsequent charges to adjust the carrying value of the loans held for sale were reflected as valuation adjustments. The following table summarizes the charges related to the assets in these entities for the first nine months of 2001.

CHARGES RELATED TO THIRD PARTY SUBSIDIARIES
                                 Third     Second
                               Quarter    Quarter
In millions                       2001       2001    Total
-----------------------------------------------------------
At time of sale:
Charge-offs                         $9        $15      $24
Valuation adjustments                3          1        4
-----------------------------------------------------------
                                    12         16       28
Valuation    adjustments
  subsequent to sale                82                  82
-----------------------------------------------------------
    Total                          $94        $16     $110
===========================================================

The amounts contained in this Amendment No. 1 also include the restatement of the results for the first quarter of 2001 to reflect the correction of an error related to the accounting for the sale of the residential mortgage banking business. This restatement reduced income from discontinued operations and net income for the nine months ended September 30, 2001 by $35 million or $.12 per diluted share. The consolidated balance sheet was not affected by this restatement as the impact of the error had been reflected in retained earnings at September 30, 2001.

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

The income and net assets of the residential mortgage banking business, which are presented on one line in the income statement and balance sheet, respectively, are as follows:

INCOME FROM DISCONTINUED OPERATIONS

Nine months ended September 30 - in             2001      2000
millions
--------------------------------------------------------------
Total income from operations after tax          $15        $45
Net loss on disposal, after tax (a)             (10)
--------------------------------------------------------------
 Total income from discontinued
    operations                                   $5        $45
==============================================================
(a)Includes recognition of $35 million of previously unrealized securities losses in accumulated other comprehensive income.

Notes to Consolidated Financial Statements
THE PNC FINANCIAL SERVICES GROUP, INC.

INVESTMENT IN DISCONTINUED OPERATIONS

December 31 - in millions                                2000
-------------------------------------------------------------
Loans held for sale                                    $3,003
Securities available for sale                           3,016
Loans, net of unearned income                             739
Goodwill and other amortizable assets                   1,925
All other assets                                        1,168
-------------------------------------------------------------
 Total assets                                           9,851
-------------------------------------------------------------
Deposits                                                1,150
Borrowed funds                                          7,601
Other liabilities                                         744
-------------------------------------------------------------
 Total liabilities                                      9,495
-------------------------------------------------------------
    Net assets                                           $356
=============================================================

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

Net trading income for the first nine months of 2001 totaled $118 million compared with $68 million for the prior-year period and was included in noninterest income as follows:

Nine months ended September 30 - in            2001       2000
millions
--------------------------------------------------------------
Corporate services                               $5         $7
Equity management                                            2
Other noninterest income
   Securities trading (a)                        40         32
   Derivatives trading                           54         11
   Foreign exchange                              19         16
--------------------------------------------------------------
Net trading income                             $118        $68
==============================================================
(a)Securities trading primarily includes income from principal transactions, underwriting services and "market making."

Notes to Consolidated Financial Statements
THE PNC FINANCIAL SERVICES GROUP, INC.

SECURITIES

                                                                                   Unrealized
                                                     Amortized      -------------------------------------         Fair
In millions                                               Cost            Gains               Losses             Value
-----------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies                $1,053               $6                                $1,059
   Mortgage-backed                                       6,509               53                   $(1)          6,561
   Asset-backed                                          2,472               30                    (1)          2,501
   State and municipal                                      65                3                                    68
   Other debt                                               73                1                                    74
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                              10,172               93                    (2)         10,263
Corporate stocks and other                                 533               52                   (68)            517
-----------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                 $10,705             $145                  $(70)        $10,780
=======================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies                  $198               $8                                  $206
   Other debt                                               73                                                     73
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                                 271                8                                   279
-----------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity                      $271               $8                                  $279
=======================================================================================================================

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
=======================================================================================================================

Total securities at September 30, 2001 was $11.1 billion compared with $5.9 billion at December 31, 2000. Total securities represented 15% of total assets at September 30, 2001 compared with 8% at December 31, 2000. The expected weighted-average life of securities available for sale was 2 years and 11 months at September 30, 2001 compared with 4 years and 5 months at December 31, 2000.

At September 30, 2001, the securities available for sale balance of $10.8 billion included a net unrealized gain of $75 million, which represented the difference between fair value and amortized cost. Securities available for sale at December 31, 2000 totaled $5.9 billion and included a net unrealized loss of $54 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income.

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

Securities designated as held to maturity are carried at amortized cost and are assets of subsidiaries of a third party financial institution, which are consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 19 years and 6 months at September 30, 2001. PNC had no securities held to maturity at December 31, 2000.

NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                        September 30   December 31
In millions                                    2001           2000
------------------------------------------------------------------
Nonaccrual loans                               $361          $323
Nonperforming loans held for sale(a)            152            33
Foreclosed and other assets                      13            16
------------------------------------------------------------------
   Total nonperforming assets                  $526          $372
==================================================================
(a) Includes $6 million of a troubled debt restructured loan held for sale as of September 30, 2001.

The above table excludes $37 million and $18 million of equity management assets carried at estimated fair value at September 30, 2001 and December 31, 2000, respectively.

ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:

In millions                                    2001          2000
------------------------------------------------------------------
Allowance at January 1                         $675          $674
Charge-offs
   Commercial                                  (165)          (86)
   Commercial real estate                        (6)           (2)
   Consumer                                     (31)          (34)
   Residential mortgage                          (1)           (4)
   Lease financing                              (16)           (5)
------------------------------------------------------------------
     Total charge-offs                         (219)         (131)
Recoveries
   Commercial                                    13            14
   Commercial real estate                         1             4
   Consumer                                      13            16
   Residential mortgage                                         1
   Lease financing                                2             1
------------------------------------------------------------------
     Total recoveries                            29            36
------------------------------------------------------------------
Net charge-offs
   Commercial                                  (152)          (72)
   Commercial real estate                        (5)            2
   Consumer                                     (18)          (18)
   Residential mortgage                          (1)           (3)
   Lease financing                              (14)           (4)
------------------------------------------------------------------
       Total net charge-offs                   (190)          (95)
Provision for credit losses                     235            96
------------------------------------------------------------------
   Allowance at September 30                   $720          $675
==================================================================


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

Notes to Consolidated Financial Statements
THE PNC FINANCIAL SERVICES GROUP, INC.

COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $459 million for the third quarter of 2001 and $1.002 billion for the first nine months of 2001, compared with $345 million and $940 million, respectively, in 2000.

The Corporation's other comprehensive income consists of unrealized gains or losses on securities available for sale and cash flow hedge derivatives, foreign currency translation and minimum pension liability adjustments. The income effects allocated to each component of other comprehensive income are as follows:

Nine months ended September       Pretax       Tax    After-tax
30, 2001                          Amount   Benefit       Amount
In millions                               (Expense)
----------------------------------------------------------------
Unrealized securities gains         $123      $(44)       $79
Less: Reclassification
     adjustment for losses
     realized in net income           (8)        3         (5)
----------------------------------------------------------------
  Net unrealized securities
    gains                            131       (47)        84
----------------------------------------------------------------
SFAS No. 133 transition
  adjustment                          (6)        2         (4)
Unrealized gains on cash flow
  hedge derivatives                  149       (52)        97
Less: Reclassification
     adjustment for losses
     realized in net income          (27)        9        (18)
----------------------------------------------------------------
  Net unrealized gains on cash
    flow hedge derivatives           170       (59)       111
----------------------------------------------------------------
  Other comprehensive income
    from continuing operations      $301     $(106)      $195
================================================================

                                  Pretax       Tax    After-tax
Year ended December 31, 2000      Amount   Benefit       Amount
In millions                               (Expense)
----------------------------------------------------------------
Unrealized securities gains         $127      $(41)       $86
Less: Reclassification
     adjustment for losses
     realized in net income           (3)        1         (2)
----------------------------------------------------------------
  Net unrealized securities
    gains                            130       (42)        88
Minimum pension liability
  adjustment                           2        (1)         1
----------------------------------------------------------------
  Other comprehensive income
    from continuing operations      $132      $(43)       $89
================================================================

The accumulated balances related to each component of other comprehensive income
(loss) are as follows:

                                       September 30  December 31
In millions                                    2001         2000
-----------------------------------------------------------------
Net unrealized securities gains (losses)        $52       $(32)
Net unrealized gains on cash flow hedge
   derivatives                                  111
Minimum pension liability adjustment            (11)       (11)
   Accumulated other comprehensive
     income (loss) from continuing
     operations                                $152       $(43)
=================================================================

EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.


                                                                                            Three months             Nine months
                                                                                               ended                    ended
                                                                                            September 30             September 30
                                                                                     ----------------------    ------------------
In millions, except share and per share data                                               2001      2000         2001       2000
---------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                          $247      $299         $807       $900
Less: Preferred dividends declared                                                            3         5           13         14
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share             244       294          794        886
Income from discontinued operations applicable to basic earnings per common share                      23            5         45
Cumulative effect of accounting change applicable to basic earnings per common share                                (5)
---------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                $244      $317         $794       $931

Basic weighted-average common shares outstanding (in thousands)                         286,282   288,958      287,908    290,213

Basic earnings per common share from continuing operations                                 $.85    $1.02          $2.76     $3.05
Basic earnings per common share from discontinued operations                                         .08            .02       .16
Basic earnings per common share from cumulative effect of accounting change                                        (.02)
---------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                         $.85    $1.10          $2.76     $3.21
=================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                          $247      $299         $807       $900
Less: Dividends declared on nonconvertible preferred stock Series F                           3         5           12         14
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share           244       294          795        886
Income from discontinued operations applicable to diluted earnings per common share                    23            5         45
Cumulative effect of accounting change applicable to diluted earnings per common share                              (5)
---------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                              $244      $317         $795       $931

Basic weighted-average common shares outstanding (in thousands)                         286,282   288,958      287,908    290,213
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                           103       118          107        120
     Conversion of preferred stock Series C and D                                           861       974          882      1,005
     Conversion of debentures                                                                17        19           17         20
     Exercise of stock options                                                            1,530     1,906        1,873      1,215
     Incentive share awards                                                                 421        55          347        163
---------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                       289,214   292,030      291,134    292,736

Diluted earnings per common share from continuing operations                               $.84    $1.01         $2.73      $3.03
Diluted earnings per common share from discontinued operations                                       .08           .02        .15
Diluted earnings per common share from cumulative effect of accounting change                                     (.02)
---------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                       $.84    $1.09         $2.73      $3.18
=================================================================================================================================

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

RESULTS OF BUSINESSES

                                                                 PNC
                                   Regional                     Real        PNC
Three months ended September 30   Community    Corporate      Estate   Business       PNC
In millions                         Banking      Banking     Finance     Credit  Advisors  BlackRock   PFPC     Other       Total
----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)               $375          $117        $31        $26      $31        $2      $(19)       $5        $568
Noninterest income                     210           (16)        24          1      142       135       183        28         707
----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                       585           101         55         27      173       137       164        33       1,275
Provision for credit losses             15            41          5          5                                     44         110
Depreciation and amortization           20             3          5          1        5         7        12        14          67
Other noninterest expense              256            89         36          6      115        85       124         9         720
----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     294           (32)         9         15       53        45        28       (34)        378
Income taxes                           108           (14)        (6)         6       19        18        11       (11)        131
----------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $186          $(18)       $15         $9      $34       $27       $17      $(23)       $247
==================================================================================================================================
Inter-segment revenue                   $1            $1                            $14        $5        $1      $(22)
==================================================================================================================================
AVERAGE ASSETS                     $39,926       $15,947     $5,178     $2,433   $3,358      $644    $1,792     $(302)    $68,976
==================================================================================================================================
2000
INCOME STATEMENT
Net interest income (a)               $355          $145        $28        $25      $34        $2      $(12)     $(43)       $534
Noninterest income                     151            68         24          4      157       127       169                   700
----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                       506           213         52         29      191       129       157       (43)      1,234
Provision for credit losses             11            12                     5                                      2          30
Depreciation and amortization           21             3          4          1        4         5        12        16          66
Other noninterest expense              241            92         31          7      123        86       120       (19)        681
----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     233           106         17         16       64        38        25       (42)        457
Income taxes                            84            36                     5       23        15        10       (15)        158
----------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $149           $70        $17        $11      $41       $23       $15      $(27)       $299
==================================================================================================================================
Inter-segment revenue                   $1            $1                            $21        $3                $(26)
==================================================================================================================================
AVERAGE ASSETS                     $39,320       $16,729     $5,541     $2,343   $3,470      $492    $1,560     $(872)    $68,583
==================================================================================================================================

Nine months ended September 30
In millions
----------------------------------------------------------------------------------------------------------------------------------
2001
INCOME STATEMENT
Net interest income (a)             $1,093          $385        $88        $77      $99        $7      $(50)      $(3)     $1,696
Noninterest income                     592            99         73         21      463       404       546       (70)      2,128
----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     1,685           484        161         98      562       411       496       (73)      3,824
Provision for credit losses             35           129          3         13        1                            54         235
Depreciation and amortization           62            10         16          2       13        19        33        43         198
Other noninterest expense              765           278        101         21      363       258       382       (15)      2,153
----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     823            67         41         62      185       134        81      (155)      1,238
Income taxes                           298            20        (12)        23       68        55        32       (53)        431
----------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $525           $47        $53        $39     $117       $79       $49     $(102)       $807
==================================================================================================================================
Inter-segment revenue                   $3            $3                            $49       $13        $4      $(72)
==================================================================================================================================
AVERAGE ASSETS                     $40,188       $16,392     $5,253     $2,431   $3,399      $644    $1,759      $416     $70,482
==================================================================================================================================

2000
INCOME STATEMENT
Net interest income (a)             $1,058          $417        $87        $74      $102       $4      $(34)     $(64)     $1,644
Noninterest income                     439           216         68         12      487       348       489        97       2,156
----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                     1,497           633        155         86      589       352       455        33       3,800
Provision for credit losses             33            50                     7        3                             3          96
Depreciation and amortization           63            10         14          2       11        15        38        42         195
Other noninterest expense              733           281         88         20      374       230       366        32       2,124
----------------------------------------------------------------------------------------------------------------------------------
   Pretax earnings                     668           292         53         57      201       107        51       (44)      1,385
Income taxes                           238           102          3         20       74        44        20       (16)        485
----------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $430          $190        $50        $37     $127       $63       $31      $(28)       $900
==================================================================================================================================
Inter-segment revenue                   $3            $3                            $64        $9                $(79)
==================================================================================================================================
AVERAGE ASSETS                     $38,564       $16,318     $5,583     $2,230   $3,541      $492    $1,578      $221     $68,527
==================================================================================================================================

(a) Taxable-equivalent basis

Statistical Information
THE PNC FINANCIAL SERVICES GROUP, INC.


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                              Nine months ended September 30
                                                            ------------------------------------------------------------------------
                                                                        2001                                      2000
                                                            ---------------------------------- -------------------------------------
Taxable-equivalent basis                                      Average                Average     Average                   Average
Dollars in millions                                          Balances  Interest   Yields/Rates  Balances     Interest  Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                          $1,894      $92             6.38%     $2,681         $163      8.10%
  Securities
    Securities available for sale
      U.S. Treasury and government agencies and
        corporations                                            3,846      167             5.77       1,748           77      5.89
      Other debt                                                6,158      282             6.11       3,752          185      6.56
      State, municipal and other                                  106        5             6.79         605           30      6.68
-------------------------------------------------------------------------------                    ------------------------
        Total securities available for sale                    10,110      454             5.99       6,105          292      6.38
    Securities held to maturity                                    31        2             6.84
-------------------------------------------------------------------------------                    ------------------------
    Total securities                                           10,141      456             5.99
  Loans, net of unearned income
    Commercial                                                 20,144    1,130             7.40      21,878        1,383      8.31
    Commercial real estate                                      2,567      146             7.50       2,689          179      8.73
    Consumer                                                    9,095      563             8.28       9,210          589      8.55
    Residential mortgage                                        9,616      522             7.24      12,519          668      7.11
    Lease financing                                             4,144      220             7.07       3,082          168      7.25
    Other                                                         478       25             6.93         670           42      8.40
-------------------------------------------------------------------------------                    ------------------------
      Total loans, net of unearned income                      46,044    2,606             7.51      50,048        3,029      8.01
  Other                                                         1,637       93             7.61       1,278           71      7.39
-------------------------------------------------------------------------------                    ------------------------
  Total interest-earning assets/interest income                59,716    3,247             7.22      60,112        3,555      7.84
Noninterest-earning assets
  Investment in discontinued operations                           68                                    459
  Allowance for credit losses                                   (682)                                  (684)
  Cash and due from banks                                       2,935                                 2,665
  Other assets                                                  8,513                                 6,434
-------------------------------------------------------------------------------                    ---------
     Total assets                                             $70,550                               $68,986
-------------------------------------------------------------------------------                    ---------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                   $20,994       419            2.66     $18,389          472      3.43
    Savings                                                     1,927        15            1.03       2,088           27      1.73
    Retail certificates of deposit                             12,716       516            5.43      14,591          603      5.52
    Other time                                                    534        26            6.48         633           31      6.45
    Deposits in foreign offices                                   948        35            4.86       1,437           67      6.12
-------------------------------------------------------------------------------                    ------------------------
     Total interest-bearing deposits                           37,119     1,011            3.64      37,138        1,200      4.31
  Borrowed funds
    Federal funds purchased                                     2,344        86            4.81       2,115           99      6.13
    Repurchase agreements                                       1,041        30            3.71         737           32      5.68
    Bank notes and senior debt                                  5,349       215            5.31       6,675          325      6.41
    Federal Home Loan Bank borrowings                           2,155        74            4.54       1,648           78      6.18
    Subordinated debt                                           2,368       127            7.14       2,405          134      7.44
    Other borrowed funds                                          380         8            2.90         842           43      6.71
-------------------------------------------------------------------------------                    ------------------------
     Total borrowed funds                                      13,637       540            5.23      14,422          711      6.49
-------------------------------------------------------------------------------                    ------------------------
    Total interest-bearing liabilities/interest expense        50,756     1,551            4.07      51,560        1,911      4.92
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits                 8,290                                 8,098
  Accrued expenses and other liabilities                        3,965                                 2,440
  Mandatorily redeemable capital securities of subsidiary         848                                   848
     trusts
  Shareholders' equity                                          6,691                                 6,040
-------------------------------------------------------------------------------                    ---------
     Total liabilities, capital securities and shareholders'  $70,550                               $68,986
       equity
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                       3.15                               2.92
   Impact of noninterest-bearing sources                                                    .61                                .71
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                          $1,696            3.76%                  $1,644      3.63%
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


                                                   -----------------------------------------------------------------------
                                                              Third Quarter 2001               Second Quarter 2001
                                                   -----------------------------------------------------------------------
Taxable-equivalent basis                              Average                Average        Average                Average
Dollars in millions                                  Balances   Interest  Yields/Rates     Balances  Interest Yields/Rates
----------------------------------------------------------------------------------------- --------------------------------
ASSETS
Interest-earning assets                              $1,955         $24         4.83%        $1,723      $31      7.05%
  Loans held for sale
  Securities
    Securities available for sale
      U.S. Treasury and government agencies and
        corporations                                  3,908          56         5.69          3,696       54      5.79
      Other debt                                      6,538          97         5.93          7,910      122      6.18
      State, municipal and other                         91           1         7.75            101        2      7.33
-------------------------------------------------- -----------------------                ---------------------
        Total securities available for sale          10,537         154         5.86         11,707      178      6.07
    Securities held to maturity                          92           2         6.92
-------------------------------------------------- -----------------------                ---------------------
    Total securities                                 10,629         156         5.87         11,707      178      6.07
  Loans, net of unearned income
    Commercial                                       19,296         333         6.76         20,271      375      7.31
    Commercial real estate                            2,548          43         6.67          2,572       48      7.40
    Consumer                                          9,102         181         7.86          9,096      188      8.29
    Residential mortgage                              7,771         138         7.11          8,459      152      7.18
    Lease financing                                   4,381          75         6.76          4,149       74      7.08
    Other                                               456           7         6.04            459        7      6.66
-------------------------------------------------- -----------------------                ---------------------
      Total loans, net of unearned income            43,554         777         7.04         45,006      844      7.46
  Other                                               1,725          30         6.86          1,562       30      7.94
-------------------------------------------------- -----------------------                ---------------------
  Total interest-earning assets/interest income      57,863         987         6.75         59,998    1,083      7.19
Noninterest-earning assets
  Investment in discontinued operations
  Allowance for credit losses                          (678)                                   (684)
  Cash and due from banks                             2,921                                   2,907
  Other assets                                        8,870                                   8,494
-------------------------------------------------- -------------                          ----------
     Total assets                                   $68,976                                 $70,715
-------------------------------------------------- -------------                          ----------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                         $21,559         123         2.25        $20,944      134      2.57
    Savings                                           1,925           4          .84          1,936        5       .94
    Retail certificates of deposit                   11,785         142         4.79         12,662      175      5.54
    Other time                                          501           8         6.26            537        8      6.48
    Deposits in foreign offices                         357           3         3.54          1,096       12      4.17
-------------------------------------------------- -----------------------                ---------------------
     Total interest-bearing deposits                 36,127         280         3.07         37,175      334      3.60
  Borrowed funds
    Federal funds purchased                           1,497          14         3.60          2,604       28      4.31
    Repurchase agreements                               893           7         2.90            958        9      3.64
    Bank notes and senior debt                        4,973          57         4.51          5,189       67      5.09
    Federal Home Loan Bank borrowings                 2,459          22         3.48          2,550       31      4.78
    Subordinated debt                                 2,332          41         6.98          2,364       42      7.15
    Other borrowed funds                                373          (2)       (1.93)           365        3      3.32
-------------------------------------------------- -----------------------                ---------------------
     Total borrowed funds                            12,527         139         4.35         14,030      180      5.09
-------------------------------------------------- -----------------------                ---------------------
    Total interest-bearing liabilities/interest
      expense                                        48,654         419         3.40         51,205      514      4.01
Noninterest-bearing liabilities and shareholders'
  equity
  Demand and other noninterest-bearing deposits       8,448                                   8,228
  Accrued expenses and other liabilities              4,283                                   3,777
  Mandatorily redeemable capital securities of
     sibsidiary trusts                                  848                                     848
  Shareholders' equity                                6,743                                   6,657
-------------------------------------------------- -------------                          ----------
     Total liabilities, capital securities and
       shareholders' equity                         $68,976                                 $70,715
-------------------------------------------------- -------------------------------------- ------------------------------
Interest rate spread                                                            3.35                              3.18
   Impact of noninterest-bearing sources                                         .54                               .59
-------------------------------------------------- -------------------------------------- ------------------------------
     Net interest income/margin                                    $568         3.89%                   $569      3.77%
-------------------------------------------------- -------------------------------------- ------------------------------

                                                        --------------------------------------------
                                                                     Third Quarter 2000
                                                        --------------------------------------------
Taxable-equivalent basis                                   Average                       Average
Dollars in millions                                       Balances        Interest     Yields/Rates
----------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets                                     $2,151            $47            8.77%
  Loans held for sale
  Securities
    Securities available for sale
      U.S. Treasury and government agencies and
        corporations                                         1,662             25            5.97
      Other debt                                             3,934             65            6.65
      State, municipal and other                               583              9            6.08
------------------------------------------------------   ----------------------------
        Total securities available for sale                  6,179             99            6.41
    Securities held to maturity
------------------------------------------------------   ----------------------------
    Total securities                                         6,179             99            6.41
  Loans, net of unearned income
    Commercial                                              21,800            472            8.47
    Commercial real estate                                   2,688             61            8.85
    Consumer                                                 9,174            201            8.72
    Residential mortgage                                    12,405            222            7.16
    Lease financing                                          3,238             58            7.24
    Other                                                      646             14            8.64
------------------------------------------------------   ----------------------------
      Total loans, net of unearned income                   49,951          1,028            8.13
  Other                                                      1,445             30            8.05
------------------------------------------------------   ----------------------------
  Total interest-earning assets/interest income             59,726          1,204            7.98
Noninterest-earning assets
  Investment in discontinued operations                        515
  Allowance for credit losses                                 (680)
  Cash and due from banks                                    2,848
  Other assets                                               6,689
-------------------------------------------------------- -------------
     Total assets                                          $69,098
-------------------------------------------------------- -------------
LIABILITIES, CAPITAL SECURITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                $18,914            175            3.68
    Savings                                                  2,020              9            1.81
    Retail certificates of deposit                          14,776            217            5.85
    Other time                                                 619             10            6.55
    Deposits in foreign offices                              1,342             23            6.50
------------------------------------------------------   ----------------------------
     Total interest-bearing deposits                        37,671            434            4.58
  Borrowed funds
    Federal funds purchased                                  1,904             32            6.51
    Repurchase agreements                                      846             14            5.84
    Bank notes and senior debt                               6,290            108            6.75
    Federal Home Loan Bank borrowings                        1,105             20            7.16
    Subordinated debt                                        2,419             45            7.44
    Other borrowed funds                                       954             17            7.18
------------------------------------------------------   ----------------------------
     Total borrowed funds                                   13,518            236            6.85
------------------------------------------------------   ----------------------------
    Total interest-bearing liabilities/interest expense     51,189            670            5.18
Noninterest-bearing liabilities and shareholders' equity
  Demand and other noninterest-bearing deposits              8,239
  Accrued expenses and other liabilities                     2,637
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                    848
  Shareholders' equity                                       6,185
--------------------------------------------------------  -------------
     Total liabilities, capital securities and
       shareholders' equity                                $69,098
--------------------------------------------------------  -------------
Interest rate spread                                                                         2.80
   Impact of noninterest-bearing sources                                                      .74
----------------------------------------------------------------------------------------------------
     Net interest income/margin                                              $534            3.54%
----------------------------------------------------------------------------------------------------

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

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 ("September 2001 Form 10-Q") primarily for the items described in "Restatements" in the Overview section of the Financial Review and in the "Notes to Consolidated Financial Statements" of this Amendment No. 1.

By this Amendment No. 1, the undersigned registrant is amending and restating its entire September 2001 Form 10-Q.

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

           Cross-reference                              Page(s)
--------------------------------------------------------------
PART I       FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and nine months ended
             September 30, 2001 and 2000                    27
           Consolidated Balance Sheet as of September
             30, 2001 and December 31, 2000                 28
           Consolidated Statement of Cash Flows for
             the nine months ended September 30,
             2001 and 2000                                  29
           Notes to Consolidated Financial             30 - 38
             Statements
           Consolidated Average Balance Sheet and
             Net Interest Analysis                     39 - 40
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 3 - 26
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk             17 - 24
===============================================================
PART II    OTHER FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q/A, Amendment No. 1:

*10.15    Forms of Second Amendment to Change in Control
            Severance Agreements
 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation of Ratio of Earnings to Fixed Charges and
            Preferred Stock Dividends
*99       The Corporation's Employee Stock Purchase Plan, as
            amended
===============================================================
* Previously filed with the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

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

THE PNC FINANCIAL SERVICES GROUP, INC.
By:  /s/ Robert L. Haunschild
Robert L. Haunschild
Chief Financial Officer

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


                                                              Cash
                                                         Dividends
2001 QUARTER           High          Low         Close    Declared
--------------------------------------------------------------------
First                $75.813      $56.000      $67.750         $.48
Second                71.110       62.400       65.790          .48
Third                 70.390       51.140       57.250          .48
--------------------------------------------------------------------
     Total                                                    $1.44
====================================================================
2000 QUARTER
--------------------------------------------------------------------
First                $48.500      $36.000      $45.063         $.45
Second                57.500       41.000       46.875          .45
Third                 66.375       47.625       65.000          .45
Fourth                75.000       56.375       73.063          .48
--------------------------------------------------------------------
     Total                                                    $1.83
====================================================================

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