Form 10-K405
period 2001-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2002-03-29
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NUMBER 1-9718

                     THE PNC FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                           25-1435979
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                  ONE PNC PLAZA
                                249 FIFTH AVENUE
                       PITTSBURGH, PENNSYLVANIA 15222-2707
                       -----------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       Registrant's telephone number, including area code - (412) 762-1553
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

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

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------

           $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES A, PAR VALUE $1.00
           $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES B, PAR VALUE $1.00
           8.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2008

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting common equity held by non-affiliates of the registrant amounted to approximately $15.5 billion at February 28, 2002. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant's common stock outstanding at February 28, 2002:
283,182,441

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of The PNC Financial Services Group, Inc. 2001 Annual Report ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 23, 2002 ("Proxy Statement") are incorporated by reference into
Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

TABLE OF CONTENTS

PART I                                                        Page
                                                             --------
Item 1        Business                                           3
Item 2        Properties                                         8
Item 3        Legal Proceedings                                  8
Item 4        Submission of Matters to a Vote of Security
                Holders                                          9
              Executive Officers of the Registrant               9

PART II
Item 5        Market for Registrant's Common Equity and
                Related Stockholder Matters                      9
Item 6        Selected Financial Data                            9
Item 7        Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                       9
Item 7A       Quantitative and Qualitative Disclosures
                About Market Risk                               10
Item 8        Financial Statements and Supplementary Data       10
Item 9        Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure                                      10

PART III
Item 10       Directors and Executive Officers of the
              Registrant                                        10
Item 11       Executive Compensation                            10
Item 12       Security Ownership of Certain Beneficial
                Owners and Management                           10
Item 13       Certain Relationships and Related
                Transactions                                    11

PART IV
Item 14       Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                             11

SIGNATURES                                                      12

EXHIBIT INDEX                                                  E-1

PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. ("PNC" or "Corporation") has made and may continue to make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook or expectations for earnings, revenues, asset quality, share repurchases and other future financial or business performance, strategies, and expectations. This Annual Report on Form 10-K ("Form 10-K") also includes forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "position," "poised," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

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

In addition to factors mentioned elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) adjustments to recorded results of the sale of the residential mortgage banking business after disputes over certain closing date adjustments have been resolved;

(2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in: a deterioration in credit quality and increased credit losses; an adverse effect on the allowance for credit losses; a reduction in demand for credit or fee-based products and services, net interest income, value of assets under management and assets serviced, value of venture capital investments and of other debt and equity investments, value of loans held for sale or value of other on-balance-sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

(3)  relative investment performance of assets under management;

(4) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, the timing and pricing of any sales of loans held for sale, and PNC's inability to realize cost savings or revenue enhancements, implement integration plans and other consequences of mergers, acquisitions, restructurings and divestitures;

(5) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;

(6)  the impact of increased competition;

(7) the means PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and investments in PNC businesses;

(8)  the inability to manage risks inherent in PNC's business;

(9)  the unfavorable resolution of legal proceedings or government inquiries;

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

(13) actions of the Federal Reserve Board, legislative and regulatory reforms, and regulatory, supervisory or enforcement actions of government agencies; and

(14) terrorist activities, including the September 11th terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and PNC. The Corporation cannot predict the severity or duration of effects stemming from such activities or any actions taken in connection with them.

Some of the above factors are described in more detail in the "2002 Operating Environment" and "Risk Factors" sections of the "Financial Review" included on pages 30 and 43 through 47, respectively, of the Annual Report to Shareholders, which are incorporated herein by reference, and factors relating to credit risk, interest rate risk, liquidity risk, trading activities, financial and other derivatives and "off-balance-sheet" activities are discussed in the "Risk Management" section of the "Financial Review" included on pages 47 through 57 of the Annual Report to Shareholders, which is incorporated herein by reference. Other factors are described elsewhere in this report.

ITEM 1 - BUSINESS


BUSINESS OVERVIEW The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act") and a financial holding company under the Gramm-Leach-Bliley Act ("GLB Act"). PNC was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC has diversified its geographical presence, business mix and product capabilities through strategic bank and nonbank acquisitions and the formation of various nonbanking subsidiaries.

The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain banking, asset management and global fund services internationally. At December 31, 2001, the Corporation's consolidated total assets, deposits and shareholders' equity were $69.6 billion, $47.3 billion and $5.8 billion, respectively.

In the context of this Business Overview, further information is contained in "Note 2 Discontinued Operations," "Note 3 Restatements" and "Note 4 Fourth Quarter Actions" of the "Notes To Consolidated Financial Statements" included on pages 72 and 73 of the Annual Report to Shareholders and incorporated herein by reference. Financial and other information by segment is included in "Note 26 Segment Reporting" of the "Notes To Consolidated Financial Statements" included on pages 88 and 89 of the Annual Report to Shareholders and incorporated herein by reference.

REVIEW OF BUSINESSES Information relating to the Corporation's businesses, which reflect its operating structure during 2001, is set forth under the captions "Overview" and "Review of Businesses" in the "Financial Review" included on pages 28 through 38 of the Annual Report to Shareholders and incorporated herein by reference.

SUBSIDIARIES The corporate legal structure currently consists of two subsidiary banks and over 70 active nonbank subsidiaries. PNC Bank, National Association ("PNC Bank, N.A."), headquartered in Pittsburgh, Pennsylvania, is the Corporation's principal bank subsidiary. At December 31, 2001, PNC Bank, N.A. had total consolidated assets representing approximately 90% of the Corporation's consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                        Pages of
                                                          Annual
                                                       Report to
                                                    Shareholders
----------------------------------------------------------------
Average Consolidated Balance Sheet and Net Interest
   Analysis                                                96-97
Analysis of Year-to-Year Changes in Net Interest
   Income                                                     95
Book Values of Securities                              42 and 74
Maturities and Weighted-Average Yield of Securities           75
Loan Types                                             41 and 75
Loan Maturities and Interest Sensitivity                      99
Nonaccrual, Past Due and Restructured Loans            49 and 76
Potential Problem Loans and Loans Held for Sale               49
Summary of Loan Loss Experience                        48 and 98
Allocation of Allowance for Credit Losses              48 and 98
Average Amount and Average Rate Paid on Deposits    39 and 96-97
Time Deposits of $100,000 or More                      79 and 99
Selected Consolidated Financial Data                       26-27
Short-Term Borrowings                                         99

RISK FACTORS & MANAGEMENT The Corporation is subject to a number of risk factors including, among others: business and economic conditions; the successful execution of the Corporation's strategic repositioning; changes in the underlying factors, assumptions and estimates inherent in the Corporation's critical accounting policies and judgments; compliance with applicable standards established by supervisory and regulatory bodies; the impact of the two restatements of the Corporation's 2001 consolidated results announced in early 2002; monetary and other policies; competition; disintermediation; and risk relating to asset management performance, fund servicing, acquisitions, and terrorist activities. These factors, and others, could impact the Corporation's business, financial condition and results of operations. In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk and risk associated with trading activities, financial and other derivatives and "off-balance-sheet" activities. PNC has risk management processes designed to provide for risk identification, measurement and monitoring.

Risk factors are described in more detail in the "Risk Factors" section of the "Financial Review" included on pages 43 through 47 of the Annual Report to Shareholders, which is incorporated herein by reference. The Corporation's risk management processes are described in more detail in the "Risk Management" section of the "Financial Review" included on pages 47 through 57 of the Annual Report to Shareholders, which is incorporated herein by reference.

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

IMPACT OF INFLATION The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are an important determinant of the Corporation's earnings. A discussion of interest rate risk is set forth under the caption "Interest Rate Risk" in the "Risk Management" section of the "Financial Review" included on pages 50 and 51 of the Annual Report to Shareholders, and is incorporated herein by reference.

SUPERVISION AND REGULATION The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 19 Regulatory Matters" of the "Notes To Consolidated Financial Statements" included on pages 80 and 81 of the Annual Report to Shareholders, which is incorporated herein by reference. These regulations cover, among others, permissible activities and investments and dividend limitations on the Corporation and its subsidiaries, and consumer-related protections for loan, deposit, brokerage, fiduciary and mutual fund and other customers. The rules governing the regulation of financial services institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

As a bank holding company and, as discussed below, a "financial holding company," the Corporation is subject to supervision and regular inspection by the Federal Reserve Board. The Federal Reserve Board's prior approval is required whenever the Corporation proposes to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or to merge or consolidate with any other bank holding company. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among others, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 2001, both of the Corporation's bank subsidiaries, PNC Bank, N.A., and PNC Bank, Delaware, were rated "outstanding" with respect to CRA.

The GLB Act, which was enacted on November 12, 1999, and portions of which became effective on March 11, 2000, permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with financial companies engaging in a broader range of activities than had previously been permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are declared by the Federal Reserve Board, in cooperation with the Treasury Department, to be "financial in nature or incidental thereto" or are declared by the Federal Reserve Board unilaterally to be "complementary" to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized," is "well managed," and has at least a "satisfactory" CRA rating. The Corporation became a financial holding company as of March 13, 2000.

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

The Corporation's subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, including such federal agencies as the Office of the Comptroller of the Currency ("OCC") with respect to PNC Bank, N.A., and the Federal Deposit Insurance Corporation ("FDIC") with respect to PNC Bank, Delaware. One aspect of this regulation is that the Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to the Corporation. These dividends constitute the Corporation's principal source of revenue and cash flow. PNC Bank, N.A. was not permitted to pay dividends to the parent company as of December 31, 2001 without prior approval from banking regulators as a result of the repositioning charges taken in 2001 and prior dividends. Under these limitations, PNC Bank, N.A.'s capacity to pay dividends without prior regulatory approval can be restored through retention of earnings. Management expects PNC Bank, N.A.'s dividend capacity relative to such legal limitations to be restored during 2002 from retained earnings. The parent company currently has available funds to pay dividends at current rates through 2002. The Corporation's subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and nonbank affiliates as discussed in "Note 19 Regulatory Matters" of the "Notes To Consolidated Financial Statements" included on pages 80 and 81 of the Annual Report to Shareholders, which is incorporated herein by reference.

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

Subsidiary banks are also limited by law and regulation in the scope of permitted activities and investments. Subsidiary banks and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. The GLB Act, however, permits a national bank, such as PNC Bank, N.A., to engage in expanded activities through the formation of a "financial subsidiary." PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. and each of its depository institution affiliates must be "well capitalized" and "well managed," and may not have a less than "satisfactory" CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank's total assets. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A., must also have issued debt with a certain rating. In addition to calculating its risk-based capital information from its consolidated financial statements, a national bank with one or more financial subsidiaries must also be "well capitalized" after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank's consolidated assets. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information under both methods described above. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

As a regulated financial services firm, the Corporation's relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation's businesses. The Federal Reserve Board, OCC, Securities and Exchange Commission ("SEC"), and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. The Corporation and its subsidiaries are subject to examination by various regulators which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of the Corporation's businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liabilities, and various other factors. The ratings are largely at the discretion of the regulator and involve many qualitative judgments that are not as a practical matter subject to review or appeal. An examination downgrade by any of the Corporation's regulators potentially can result in significant limitations on the activities and growth of the Corporation and its subsidiaries.

For example, as subsidiaries of a financial holding company under the GLB Act, the nonbank subsidiaries of the Corporation are allowed to conduct new financial activities or acquire non-bank financial companies with after-the-fact notice to the Federal Reserve Board. In addition, the Corporation's nonbank subsidiaries (and financial subsidiaries of the Corporation's subsidiary banks) are now permitted to engage in certain activities that were not permitted for banks and bank holding companies prior to enactment of the GLB Act, and to engage in certain activities that previously were permitted, all on less restrictive terms. Among other activities, the Corporation currently relies on its status as a financial holding company to conduct mutual fund distribution activities, merchant banking activities and underwriting and dealing activities.

To continue to qualify for financial holding company status, the Corporation's subsidiary banks must maintain "well capitalized" capital ratios, examination ratings of "1" or "2," and certain other criteria that are incorporated into the definition of "well managed" under the Bank Holding Company Act and Federal Reserve Board rules. If the Corporation were no longer to qualify for this status, it could not continue to enjoy the after-the-fact notice process for new nonbanking activities and non-banking acquisitions, and would be required promptly to enter into an agreement with the Federal Reserve Board providing a plan for the Corporation's subsidiary bank(s) to meet the "well capitalized" and "well managed" criteria. The Federal Reserve Board would have the authority to limit the activities of the Corporation. Failure to satisfy the criteria within a six-month period could result in a requirement that the Corporation conform its existing nonbanking activities to activities that were permissible prior to the enactment of the GLB Act. If a subsidiary bank of the Corporation failed to maintain a "satisfactory" or better rating under the CRA, the Corporation could not commence new activities or make new investments in reliance on the GLB Act.

In addition, if the Corporation's subsidiary banks were no longer "well capitalized" and "well managed" within the meaning of the Bank Holding Company Act and Federal Reserve Board rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of non-bank applications for new activities and acquisitions under the pre-GLB Act processes would not be available to the Corporation, and the Corporation would be required to file applications with, and wait for a decision from, the Federal Reserve Board. Moreover, examination ratings of "3" or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, or simply poor relations with regulatory staff, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities.

Certain subsidiaries of the Corporation's BlackRock, Inc. subsidiary have qualified as "financial subsidiaries," described above, of PNC Bank, N.A. If a subsidiary bank of the Corporation were to fail to meet the "well capitalized" or "well managed" and related criteria, PNC Bank, N.A. must enter into an agreement with the OCC to correct the condition. The OCC would have the authority to limit the activities of the bank. If the condition were not corrected within six months or within any additional time granted by the OCC, PNC Bank, N.A. could be required to conform its activities to the permitted activities of an operating subsidiary of a national bank (which generally are limited to activities in which a national bank could engage directly). In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory CRA examination rating, PNC Bank, N.A. would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority. For additional information about the regulation of BlackRock, see discussion under "Regulation" in BlackRock, Inc.'s 2001 Annual Report on Form 10-K that may be obtained electronically at the SEC's home page at www.sec.gov.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, as an institution is deemed to be less than well capitalized, the scope and severity of the agencies' powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2001, both of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized." Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Financial Review" on pages 42 and 43 of the Annual Report to Shareholders, which is incorporated herein by reference.

Regulatory matters could also increase the cost of FDIC deposit insurance premiums to an insured bank. Both of the Corporation's subsidiary banks are insured by the FDIC and subject to premium assessments. Since 1996, the FDIC has not assessed banks for insurance premiums for most deposits, due to the favorable ratio of the assets in the FDIC's deposit insurance funds to the aggregate level of insured deposits outstanding. This has resulted in significant cost savings to all insured banks. Recent costs to the FDIC in resolving several large bank and savings institution receiverships, however, have caused this ratio to decline to the point that the FDIC may be required in the near future to once again begin to assess deposit insurance premiums against insured banks. Deposit insurance premiums are assessed as a percentage of the deposits of the insured institution. If the FDIC assesses premiums, it would impose a significant cost to all insured banks, including the Corporation's subsidiary banks, reducing the net spread between deposit and other bank funding costs and the earnings from assets and services of the bank, and thus the net income of the bank. When they are charged, FDIC deposit insurance premiums are "risk based" with higher fee percentages being charged to banks that have lower capital ratios or higher risk profiles. These risk profiles may take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank's primary federal banking regulator, as a result, can increase the costs to a bank during those periods in which the FDIC assesses deposit insurance premiums and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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

The Corporation's subsidiaries are subject to regulatory requirements imposed by the Federal Reserve Board and other federal and state agencies. The Corporation's registered broker-dealer subsidiaries are regulated by the SEC and either by the OCC or the Federal Reserve Board. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., among others. Two subsidiaries are registered as commodity pool operators with the Commodity Futures Trading Commission and the National Futures Association, and are subject to regulation by them.

Several of the Corporation's subsidiaries are registered with the SEC as investment advisers and, therefore, are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of investment advisers. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions.

The Corporation's investment advisory subsidiaries also may be subject to certain state securities laws and regulations. In addition, the Corporation's investment adviser subsidiaries provide advisory services to mutual funds and, therefore, are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of investment advisers. The profitability of investment advisers could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Under various provisions of the federal securities laws (including in particular those applicable to broker-dealers, investment advisers and registered investment companies and their service providers), a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability expeditiously to issue new securities into the capital markets. In addition, expansion of activities of a broker-dealer generally requires approval of the New York Stock Exchange and/or National Association of Securities Dealers, Inc., and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, and supervisory concerns.

The staffs of the SEC and the Federal Reserve Board have informed the Corporation that they are conducting inquiries with respect to the transactions with subsidiaries of a third party financial institution described in "Note 3 Restatements" of the "Notes To Consolidated Financial Statements" included on pages 72 and 73 of the Annual Report to Shareholders and incorporated herein by reference. PNC is cooperating with these inquiries. PNC cannot predict whether these inquiries, regulatory examinations or other regulatory activities will result in any of the adverse effects described above.

COMPETITION The Corporation and its subsidiaries are subject to intense competition from various financial institutions and from "nonbank" entities that engage in similar activities without being subject to bank regulatory supervision and restrictions. This is particularly true as the Corporation expands nationally and internationally beyond its primary geographic region, where expansion requires significant investments to penetrate new markets and respond to competition, and as the Corporation and other entities expand their activities pursuant to the GLB Act, as discussed above.

In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other nonbank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. The Corporation's subsidiary banks compete for deposits with not only other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies and issuers of commercial paper and other securities, including mutual funds. Various nonbank subsidiaries engaged in investment banking, private equity and venture capital activities compete with commercial banks, investment banking firms, merchant banks, insurance companies, venture capital firms and other investment vehicles. In providing asset management services, the Corporation's subsidiaries compete with many investment management firms, large banks and other financial institutions, brokerage firms, mutual fund complexes, and insurance companies.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's businesses consistently must make technological investments to remain competitive.

EMPLOYEES Average full-time equivalent employees totaled approximately 24,500 in 2001, and were approximately 24,200 in December 2001.


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

Additional information pertaining to the Corporation's properties is set forth in "Note 12 Premises, Equipment and Leasehold Improvements" of the "Notes To Consolidated Financial Statements" included on page 77 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

Several putative class action complaints were filed during 2002 in the United States District Court of the Western District of Pennsylvania against the Corporation, its Chairman, President and Chief Executive Officer, its Chief Financial Officer and the independent auditors of the Corporation's 2001 consolidated financial statements alleging violations of federal securities laws related to disclosures regarding 2001 financial results, the transactions described in "Note 3 Restatements" of the "Notes To Consolidated Financial Statements" included on pages 72 and 73 of the Annual Report to Shareholders, which is incorporated herein by reference, and related matters, and seeking unquantified damages on behalf of putative classes of persons who purchased the Corporation's common stock, attorneys' fees and other expenses. Certain of the complaints also name the Corporation's former Chairman, its Vice Chairman, and/or an Executive Vice President as additional defendants. Management believes there are substantial defenses to the lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

In January 2001, PNC sold its residential mortgage banking business. Certain closing date purchase price adjustments aggregating approximately $300 million pre-tax are currently in dispute between the parties. The Corporation has established a receivable of approximately $140 million to reflect additional purchase price it believes is due from the buyer. The buyer has taken the position that the purchase price it has already paid should be reduced by approximately $160 million. The Corporation has established specific reserves related to a portion of its recorded receivable. The purchase agreement requires that an independent public accounting firm determine the final adjustments. The buyer also has filed a February 2002 lawsuit against the Corporation in the Superior Court of the State of California for the County of Los Angeles alleging various state law claims relating to the adjustments and seeking compensatory damages with respect to certain of the disputed matters that the Corporation believes are covered by the process provided in the purchase agreement, unquantified punitive damages and declaratory and other relief. The Corporation has filed a motion in the litigation to compel a determination of all issues pursuant to the process provided in the purchase agreement and to stay the litigation pending that determination. Management intends to assert the Corporation's positions vigorously. Management believes that, net of available reserves, an adverse outcome, expected to be recorded in discontinued operations, could be material to net income in the period in which recorded, but that the final disposition of this matter will not be material to the Corporation's financial position.

The Corporation, in the normal course of business, is subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on the Corporation's financial position.

At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

The staffs of the SEC and the Federal Reserve Board have informed PNC that they are conducting inquiries with respect to the transactions with subsidiaries of a third party financial institution described in "Note 3 Restatements" of the "Notes To Consolidated Financial Statements" included on pages 72 and 73 of the Annual Report to Shareholders, which is incorporated herein by reference. PNC is cooperating with these inquiries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning each executive officer of the Corporation as of March 8, 2002 is set forth below. Each executive officer held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years.


                              Positions with              Year
Name                    Age   Corporation            Employed(1)
-------------------------------------------------------------------
James E. Rohr            53   Chairman, President and        1972
                                Chief Executive Officer (2)

Walter E. Gregg, Jr.     60   Vice Chairman (2)              1974

Joseph C. Guyaux         51   Group Executive, Regional      1972
                                Community Banking

Michael J. Hannon        45   Chief Credit Policy            1982
                                Officer

Robert L. Haunschild     52   Chief Financial Officer        1990

Ralph S. Michael III     47   Group Executive, PNC           1979
                                Advisors and PNC
                                Capital Markets

Samuel R. Patterson      43   Controller                     1986

Helen P. Pudlin          52   General Counsel                1989

Timothy G. Shack         51   Group Executive and Chief      1976
                                Information Officer

Thomas K. Whitford       46   Group Executive,               1983
                                Strategic Planning
-------------------------------------------------------------------

(1)      Where applicable, refers to year first employed by predecessor company.

(2)      Also serves as a Director of the Corporation.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC." At the close of business on February 28, 2002, there were 54,385 common shareholders of record.

Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and nonbank subsidiaries to pay dividends to the parent company). PNC Bank, N.A. was not permitted to pay dividends to the parent company as of December 31, 2001 without prior approval from banking regulators as a result of the repositioning charges taken in 2001 and prior dividends. Under these limitations, PNC Bank, N.A.'s capacity to pay dividends without prior regulatory approval can be restored through retention of earnings. Management expects PNC Bank, N.A.'s dividend capacity relative to such legal limitations to be restored during 2002 from retained earnings. The parent company currently has available funds to pay dividends at current rates through 2002.

The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without its approval. Further discussion concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company is set forth under the caption "Supervision and Regulation" in
Part I, Item 1 of this Form 10-K, under the caption "Liquidity Risk" in the "Risk Management" section of the "Financial Review" included on pages 51 and 52 of the Annual Report to Shareholders, and in "Note 19 Regulatory Matters" of the "Notes To Consolidated Financial Statements" included on pages 80 and 81 of the Annual Report to Shareholders, each of which is incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption "Common Stock Price/Dividends Declared" on the inside back cover of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in the "Financial Review" on pages 26 and 27 of the Annual Report to Shareholders and under the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the "Statistical Information" on pages 96 and 97 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion of the Corporation's financial condition and results of operations set forth under the section "Financial Review" on pages 26 through 60 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


The information set forth in the "Risk Management" section in the "Financial Review" and in "Note 2 Discontinued Operations" on pages 47 through 57 and 72, respectively, of the Annual Report To Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Financial Statements," "Notes To Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 61, 62 through 65, 66 through 93, and 94, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


In addition to serving as the independent auditor of the Corporation's 2001 consolidated financial statements, Ernst & Young LLP executes the Corporation's internal audit program under the direction of PNC's corporate audit staff. Ernst & Young LLP also provides various tax and nonattest and advisory services to the Corporation.

Under rule amendments regarding auditor independence adopted by the SEC, beginning August 5, 2002, independent accountants will no longer be permitted to provide audit clients with certain non-audit services. Accordingly, PNC has decided to have separate internal and independent audit providers commencing with fiscal 2002. Ernst & Young LLP has acted as independent auditor with respect to the Corporation's 2001 financial statements and will continue to provide various internal audit, tax, and nonattest and advisory services to the Corporation. PNC has engaged Deloitte & Touche LLP as the Corporation's principal accountants to audit the Corporation's 2002 consolidated financial statements. These actions were recommended by the Audit Committee and approved by the Corporation's Board of Directors on December 18, 2001. Ernst & Young LLP's role as the Corporation's independent auditor will cease upon the filing of this Form 10-K.

Ernst & Young LLP's reports on the Corporation's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and any subsequent interim period preceding the date of this Form 10-K, (i) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference to the subject matter of the disagreement in connection with its reports in the financial statements for such years, and (ii) there were no reportable events as defined in Item 304 of Regulation S-K.

The Corporation has provided Ernst & Young LLP with a copy of the disclosure in this Item 9 and has requested that Ernst & Young LLP furnish the Corporation with a letter to update the letter previously provided pursuant to Item 304(a)(3) of Regulation S-K, which was included as Exhibit 16 to the Corporation's Form 8-K dated December 18, 2001. The updated letter is included as Exhibit 16 to this Form 10-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding directors and nominees required by this item is set forth under the caption "Election of Directors - Information Concerning Nominees" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 23, 2002 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 23, 2002 and is incorporated herein by reference.

Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION


The information required by this item is set forth under the captions "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers," excluding the information set forth under the caption "Personnel and Compensation Committee Report," in the Proxy Statement filed for the annual meeting of shareholders to be held on April 23, 2002 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT


The information required by this item is set forth under the captions "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" under the heading "Security Ownership of Directors, Nominees and Executive Officers" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 23, 2002 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item is set forth under the captions "Transactions Involving Directors, Nominees and Executive Officers" and "Legal Proceedings" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 23, 2002 and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K


FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.

                                                       Pages of
                                                         Annual
                                                      Report to
Financial Statements                               Shareholders
----------------------------------------------------------------

Report of Ernst & Young LLP, Independent Auditors          61
Consolidated Statement of Income for the three
    years ended December 31, 2001                          62
Consolidated Balance Sheet as of December 31, 2001
    and 2000                                               63
Consolidated Statement of Shareholders' Equity
    for the three years ended December 31, 2001            64
Consolidated Statement of Cash Flows for the
    three years ended December 31, 2001                    65
Notes To Consolidated Financial Statements              66-93
Selected Quarterly Financial Data                          94
----------------------------------------------------------------
No financial statement schedules are being filed.


REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the quarter ended December 31, 2001.

Form 8-K dated October 29, 2001, reporting on entering into an underwriting agreement with respect to the public offering of $600,000,000 of Floating Rate Senior Notes due 2004 and $400,000,000 of 5.75% Senior Notes due 2006 (collectively, the "Notes") and the form of the Notes and the related Guarantees.

Form 8-K dated December 18, 2001, reporting on a change in the Corporation's certifying accountant in connection with rule amendments regarding auditor independence adopted by the SEC that will become effective August 5, 2002.

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


THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)

By:   /s/ Robert L. Haunschild
---------------------------------------
      Robert L. Haunschild
      Chief Financial Officer
      March 29, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 29, 2002.

Signature                                                        Capacities
----------------------------------------------------             ----------------------------------------------------
/s/ James E. Rohr                                                Chairman, President and Chief Executive Officer
----------------------------------------------------                (Principal Executive Officer)
James E. Rohr


/s/ Robert L. Haunschild                                         Chief Financial Officer
----------------------------------------------------                (Principal Financial Officer)
Robert L. Haunschild


/s/ Samuel R. Patterson                                          Controller
----------------------------------------------------                (Principal Accounting Officer)
Samuel R. Patterson


* Paul W. Chellgren; Robert N. Clay; George A.                   Directors
Davidson, Jr.; David F. Girard-diCarlo; Walter E.
Gregg, Jr.; William R. Johnson; Bruce C. Lindsay;
W. Craig McClelland; Thomas H. O'Brien; Jane G.
Pepper; Lorene K. Steffes; Dennis F. Strigl;
Thomas J. Usher; Milton A. Washington; and Helge
H. Wehmeier





*By:      /s/ Thomas R. Moore
          ------------------------------------------
          Thomas R. Moore, Attorney-in-Fact,
            pursuant to Powers of Attorney filed
            herewith


                                  EXHIBIT INDEX

Exhibit
No.                                   Description                                            Method of Filing +
------------------------------------------------------------------------------------------------------------------------------
  3.1    Articles of Incorporation of the Corporation, as amended and         Incorporated herein by reference to Exhibit
            restated as of April 24, 2001.                                      3.1 of the Corporation's Quarterly Report on
                                                                                Form 10-Q for the quarter ended March 31, 2001.

  3.2    By-Laws of the Corporation, as amended and restated.                 Incorporated herein by reference to Exhibit 4.2
                                                                                to Post-Effective Amendment No. 1 to the
                                                                                Corporation's Registration Statement No.
                                                                                333-65042 on Form S-8 filed on December 6, 2001.

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

  4.2    Terms of $1.80 Cumulative Convertible Preferred Stock, Series A.     Incorporated herein by reference to Exhibit 3.1
                                                                                of the Corporation's Quarterly Report on Form
                                                                                10-Q for the quarter ended March 31, 2001.

  4.3    Terms of $1.80 Cumulative Convertible Preferred Stock, Series B.     Incorporated herein by reference to Exhibit 3.1
                                                                                of the Corporation's Quarterly Report on Form
                                                                                10-Q for the quarter ended March 31, 2001.


  4.4    Terms of $1.60 Cumulative Convertible Preferred Stock, Series C.     Incorporated herein by reference to Exhibit 3.1
                                                                                of the Corporation's Quarterly Report on Form
                                                                                10-Q for the quarter ended March 31, 2001.

  4.5    Terms of $1.80 Cumulative Convertible Preferred Stock, Series D.     Incorporated herein by reference to Exhibit 3.1
                                                                                of the Corporation's Quarterly Report on Form
                                                                                10-Q for the quarter ended March 31, 2001.


  4.6    Terms of Series G Junior Participating Preferred Stock.              Incorporated herein by reference to Exhibit
                                                                                3.1 of the Corporation's Quarterly Report on
                                                                                Form 10-Q for the quarter ended March 31, 2001.

  4.7    Rights Agreement between the Corporation and Chase Manhattan Bank    Incorporated herein by reference to Exhibit 1
             dated May 15, 2000.                                                to the Corporation's Report on Form  8-A
                                                                                filed May 23, 2000.

 10.1    The Corporation's Supplemental Executive Retirement Plan, as         Incorporated herein by reference to Exhibit
             amended as of January 1, 1999.                                     10.1 of the Corporation's Annual Report on Form
                                                                                10-K for the year ended December 31, 1999 ("1999
                                                                                Form 10-K").*

 10.2    The Corporation's ERISA Excess Pension Plan, as amended as of        Incorporated herein by reference to Exhibit
             January 1, 1999.                                                   10.2 of the Corporation's 1999 Form 10-K. *

 10.3    The Corporation's Key Executive Equity Program, as amended as of     Incorporated herein by reference to Exhibit
             January 1, 1999.                                                   10.3 of the Corporation's 1999 Form 10-K. *

 10.4    The Corporation's Supplemental Incentive Savings Plan, as amended    Incorporated herein by reference to Exhibit
             as of January 1, 1999.                                             10.4 of the Corporation's 1999 Form 10-K. *



 10.5    The Corporation's 1997 Long-Term Incentive Award Plan, as amended.   Filed herewith. *

 10.6    The Corporation's 1996 Executive Incentive Award Plan, as amended.   Incorporated  herein  by  reference  to  Exhibit
                                                                                10.6 of the Corporation's Quarterly Report on
                                                                                Form 10-Q for the quarter ended June 30, 2001. *

 10.7    PNC Bank Corp. and Affiliates Deferred Compensation Plan, as         Incorporated herein by reference to Exhibit
            amended as of January 1, 1999.                                      10.11 of the Corporation's 1999 Form 10-K. *

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

 10.9    Forms of Amendment to Change in Control Severance Agreements.        Incorporated herein by reference to Exhibit
                                                                                10.9 of the Corporation's Annual Report on Form
                                                                                10-K for the year ended December 31, 2000. *

 10.10   Forms of Second Amendment to Change in Control Severance             Incorporated herein by reference to Exhibit
             Agreements.                                                        10.15 of the Corporation's Quarterly Report
                                                                                on Form 10-Q for the quarter ended September
                                                                                30, 2001.*

 10.11   1992 Director Share Incentive Plan.                                  Incorporated herein by reference to Exhibit
                                                                                10.13 of the Corporation's 1999 Form 10-K. *

 10.12   The Corporation's Directors Deferred Compensation Plan.              Incorporated by reference to Exhibit 10.1 of
                                                                                the Corporation's Quarterly Report on Form 10-Q
                                                                                for the quarter ended September 30, 1996. *

 10.13   The Corporation's Outside Directors Deferred Stock Unit Plan.        Incorporated herein by reference to Exhibit
                                                                                10.15 of the Corporation's 1999 Form 10-K. *

 10.14   Amended and Restated Trust Agreement between the Corporation, as     Incorporated herein by reference to Exhibit
             Settlor, and Hershey Trust Company, as successor Trustee to        10.18 of the Corporation's 1996 Form 10-K. *
             NationsBank, N.A., Trustee.

 10.15   Consulting arrangement between the Corporation and Thomas H.         Incorporated herein by reference to Exhibit
             O'Brien.                                                           10.17 of the Corporation's Quarterly Report
                                                                                on Form 10-Q for the quarter ended June 30,
                                                                                2000.

 12.1    Computation of Ratio of Earnings to Fixed Charges.                   Filed herewith.

 12.2    Computation of Ratio of Earnings to Fixed Charges and Preferred      Filed herewith.
             Dividends.

 13      Excerpts from the Corporation's Annual Report to Shareholders for    Filed herewith.
             the year ended December 31, 2001. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is furnished for information of the SEC only and is not deemed to be "filed" as part of this Form 10-K.

 16      Letter from Ernst & Young LLP pursuant to Item 304(a)(3) of          Filed herewith.
             Regulation S-K.

 21      Schedule of Certain Subsidiaries of the Corporation.                 Filed herewith.

 23      Consent of Ernst & Young LLP, independent auditors for the           Filed herewith.
             Corporation.

 24      Powers of Attorney.                                                  Filed herewith.

 99      The Corporation's Employee Stock Purchase Plan, as amended.          Incorporated herein by reference to Exhibit 99
                                                                                of the Corporation's Quarterly Report on Form
                                                                                10-Q for the quarter ended September 30, 2001.

-----------------------------------------------------------------------------------------------------------------------------


+ Incorporated document references to filings by the Corporation are to SEC File No. 1-9718.

*  Denotes management contract or compensatory plan.