Form 10-Q
period 2002-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2002-05-15
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                          Quarterly Report on Form 10-Q
                  For the quarterly period ended March 31, 2002



Page 1 represents a portion of the first quarter 2002 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 47.

FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.

For the three months ended - dollars in millions, except per
share data                                                                         March 31         March 31
Unaudited                                                                              2002             2001
----------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)                                     $593             $559
    Noninterest income                                                                  774              715
                                                                         ---------------------------------------
    Total revenue                                                                    $1,367           $1,274
                                                                         =======================================

Income from continuing operations                                                      $317             $265
Discontinued operations                                                                                    5
                                                                         ---------------------------------------
Income before cumulative effect of accounting change                                    317              270
Cumulative effect of accounting change                                                                    (5)
                                                                         ---------------------------------------
     Net income                                                                        $317             $265
                                                                         =======================================

Per common share
   Diluted earnings
     Continuing operations                                                            $1.11             $.89
     Discontinued operations                                                                             .02
                                                                         ---------------------------------------
     Before cumulative effect of accounting change                                     1.11              .91
     Cumulative effect of accounting change                                                             (.02)
                                                                         ---------------------------------------
     Net income                                                                       $1.11             $.89
                                                                         =======================================

   Cash dividends declared                                                             $.48             $.48
----------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                                               21.83 %          16.59 %
    Average assets                                                                     1.89             1.49
Net interest margin                                                                    4.12             3.62
Noninterest income to total revenue                                                   56.62            56.12
Efficiency (a)                                                                        57.54            58.37
FROM NET INCOME
Return on
    Average common shareholders' equity                                               21.83  %         16.59 %
    Average assets                                                                     1.89             1.43
Net interest margin                                                                    4.12             3.53
Noninterest income to total revenue                                                   56.62            56.40
Efficiency (a)                                                                        57.54            58.19
================================================================================================================

(a) The efficiency ratio is the sum of noninterest expense and minority interest in income of consolidated entities divided by the sum of taxable-equivalent net interest income and noninterest income. Amortization, distributions on capital securities and residential mortgage banking risk management activities are excluded for purposes of computing this ratio.

                                                                         March 31   December 31       March 31
Dollars in millions, except per share data                                   2002          2001           2001
---------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets                                                                    $66,564       $69,568        $70,966
Earning assets                                                             55,856        57,875         60,548
Loans, net of unearned income                                              38,539        37,974         45,626
Securities                                                                 11,092        13,908         11,976
Loans held for sale                                                         3,648         4,189          1,765
Deposits                                                                   44,910        47,304         47,189
Borrowed funds                                                             10,988        12,090         12,279
Shareholders' equity                                                        5,979         5,823          6,781
Common shareholders' equity                                                 5,969         5,813          6,470
Book value per common share                                                 21.02         20.54          22.39
Loans to deposits                                                              86 %          80 %           97 %

CAPITAL RATIOS
Leverage                                                                      6.9 %         6.8 %          7.8 %
Common shareholders' equity to total assets                                  8.97          8.36           9.12

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                 1.04 %         .93 %          .81 %
Allowance for credit losses to total loans                                   1.85          1.66           1.48
Allowance for credit losses to nonaccrual loans                               284           299            201
Net charge-offs to average loans (For the three months
ended)                                                                        .43          7.30            .65

================================================================================================================

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. and subsidiaries ("Corporation" or "PNC") unaudited Consolidated Financial Statements and Statistical Information included herein and the Financial Review, audited Consolidated Financial Statements and Statistical Information included in the Corporation's 2001 Annual Report to Shareholders. Certain prior-period amounts have been reclassified to conform with the current year presentation. For information regarding certain business risks, see the Risk Factors and Risk Management sections in this Financial Review. Also, see the Forward-Looking Statements section in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

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

PNC continues to pursue strategies to build a diverse and valuable business mix designed to create shareholder value over time. PNC's focus is on increasing the contribution from more highly-valued businesses such as asset management and processing while reducing lending leverage and improving the risk/return characteristics of traditional banking businesses. PNC also seeks to derive a greater proportion of its revenue from less volatile, fee-based products and services.

The first quarter of 2002 was characterized by a continued weak economy and only moderate capital markets recovery. The Corporation made progress in addressing a number of key challenges during the first quarter:

-        Institutional repositioning loans held for sale decreased 23%;

- Overall asset quality was negatively impacted by the continued weakness in the economy and the resulting impact on PNC Business Credit;

- The ratio of PNC's loans to deposits was 86% at March 31, 2002, one of the lowest in PNC's peer group;

- PNC continued to invest in fee-based businesses such as asset management and processing to support continued growth in the customer base of these businesses;

- Aggregate earnings from PNC Advisors, BlackRock and PFPC represented 26% of total business earnings for the first quarter of 2002 and PNC's noninterest income was 57% of total revenue for the first quarter of 2002;

- Regional Community Banking earnings grew 11% during the first quarter of 2002 and improved its efficiency ratio to 48%, and

-        The Corporation completed its acquisition of a portion of the U.S.
         asset-based lending business of the National Bank of Canada, referred to in this discussion as the NBOC acquisition (see PNC Business Credit discussion within this Financial Review).

Management expects the remainder of 2002 will continue to be a challenging operating environment. The Corporation's success during the remainder of the year will depend on, among other factors, its ability to address its key operating challenges. See 2002 Operating Environment in the Financial Review section of the 2001 Annual Report on Form 10-K for additional information. Also, see the Risk Factors, Risk Management and Forward-Looking Statements sections of this Financial Review.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first three months of 2002 was $317 million or $1.11 per diluted share compared with $265 million or $.89 per diluted share for the first quarter of 2001. Results for the first quarter of 2002 reflected the required adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized to expense. Excluding goodwill amortization expense from first quarter 2001 results, earnings would have been $288 million or $.97 per diluted share. Reported earnings in 2001 included income from discontinued operations of $.02 per diluted share and an after-tax loss of $.02 per diluted share related to the cumulative effect of the accounting change for the adoption of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138.

Return on average common shareholders' equity was 21.83% and return on average assets was 1.89% for the first quarter of 2002 compared with 16.59% and 1.43%, respectively, for the first quarter of 2001. Comparable prior year returns excluding goodwill amortization expense were 18.05% and 1.62%, respectively.

The residential mortgage banking business, which was sold in January 2001, is reflected in discontinued operations throughout the Corporation's consolidated financial statements. Accordingly, the results of operations for the residential mortgage banking business are shown separately on one line in the income statement for all periods presented. The remainder of the presentation in this Financial Review reflects continuing operations, unless otherwise noted.

Taxable-equivalent net interest income was $593 million and the net interest margin was 4.12% for the first quarter of 2002 compared with $559 million and 3.62%, respectively, for the first quarter of 2001. The increases were primarily due to the impact of changes in balance sheet composition and a lower interest rate environment in 2002, combined with a steep yield curve. The provision for credit losses was $82 million for the first three months of 2002 compared with $80 million for the first three months of 2001. Net charge-offs were $41 million or .43% of average loans for the first quarter of 2002, compared with $80 million or .65%, respectively, for the first quarter of 2001. The provision for credit losses in the first quarter of 2002 reflected additional reserves related to the Corporate Banking business and the PNC Business Credit portfolio. The first quarter of 2001 included $41 million of provision related to loans designated for exit in that period.

As a result of the above activity and the recognition of $41 million of allowance acquired in connection with the NBOC acquisition, the allowance for credit losses was $712 million at March 31, 2002, compared with $630 million at December 31, 2001 and $675 million at March 31, 2001.

Noninterest income was $774 million for the first quarter of 2002 compared with $715 million for the first quarter of 2001, an increase of $59 million or 8%. Excluding equity management losses and net securities gains in both periods, total noninterest income increased $47 million for the first three months of 2002 compared with the prior year period. Corporate services revenue increased $42 million for the first quarter of 2002 compared with the first quarter of 2001 primarily due to $23 million of net gains in excess of valuation adjustments related to institutional loans held for sale and higher treasury management fees.

Total noninterest expense was $791 million for the first quarter of 2002 compared with $781 million for the first quarter of 2001 and the efficiency ratio remained flat at 58% for both periods.

Total assets were $66.6 billion at March 31, 2002 compared with $69.6 billion at December 31, 2001. At March 31, 2002, loans were $38.5 billion and loans held for sale were $3.6 billion, including $2.0 billion of institutional loans held for sale. At December 31, 2001, loans were $38.0 billion and loans held for sale were $4.2 billion, including $2.6 billion of institutional loans held for sale. The term "loans" in this Financial Review excludes loans held for sale and securities that represent interests in pools of loans.

Average interest-earning assets were $57.6 billion for the first quarter of 2002 compared with $61.5 billion for the first quarter of 2001. The decline primarily reflected the impact of the institutional lending repositioning.

Shareholders' equity totaled $6.0 billion at March 31, 2002 compared with $5.8 billion at December 31, 2001. The regulatory capital ratios were 6.9% for leverage, 7.7% for Tier I risk-based and 11.7% for total risk-based capital at March 31, 2002 compared with 6.8% for leverage, 7.8% for Tier 1 risk-based and 11.8% for total risk-based capital at December 31, 2001. Common shares outstanding at March 31, 2002 were 283.4 million.

Nonperforming assets were $438 million at March 31, 2002 compared with $391 million and $386 million at December 31, 2001 and March 31, 2001, respectively. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was 1.04% at March 31, 2002 compared with .93% at December 31, 2001 and .81% at March 31, 2001. The increase in nonperforming assets was primarily attributable to PNC Business Credit.

The allowance for credit losses was $712 million and represented 1.85% of period-end loans and 284% of nonperforming loans at March 31, 2002. The comparable amounts were $630 million, 1.66% and 299%, respectively, at December 31, 2001 and $675 million, 1.48% and 201%, respectively, at March 31, 2001.

Subsequent to the end of first quarter 2002, the Corporation learned of an apparent fraud related to a seller of receivables to Market Street Funding Corporation ("Market Street"), an asset-backed commercial paper conduit that is independently owned and managed. PNC provides administrative services, a portion of the program-level credit enhancement and participates with other banks in providing liquidity facilities to Market Street. In April 2002, PNC funded approximately $50 million to Market Street under a liquidity facility agreement. Reserves were specifically allocated to cover substantially all of this exposure at March 31, 2002. PNC is evaluating possible sources of recovery for its loss.

STRATEGIC REPOSITIONING
As previously reported, PNC took several actions in 2001 to accelerate the strategic repositioning of its lending businesses that began in 1998. A total of $12.0 billion of credit exposure (comprised of loans outstanding, unfunded commitments and letters of credit) including $6.2 billion of outstandings were designated for exit or transferred to held for sale during 2001, of which $10.1 billion and $4.3 billion, respectively, related to the institutional lending portfolio. The remaining $1.9 billion of credit exposure and outstandings related to PNC's vehicle leasing business that is being discontinued. At March 31, 2002, PNC's vehicle leasing business had $1.8 billion in assets that have been designated for exit and are expected to mature over a period of approximately five years.

Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are as follows:

INSTITUTIONAL LENDING HELD FOR SALE AND EXIT PORTFOLIOS
March 31, 2002 - in millions      Credit Exposure  Outstandings
---------------------------------------------------------------
LOANS HELD FOR SALE
  Corporate Banking                        $3,519        $1,714
  PNC Real Estate Finance                     320           234
  PNC Business Credit                          35            27
---------------------------------------------------------------
     Total loans held for sale              3,874         1,975
---------------------------------------------------------------
EXIT
  Corporate Banking                         1,945           113
  PNC Real Estate Finance                      25
---------------------------------------------------------------
     Total exit                             1,970           113
---------------------------------------------------------------
  Total                                    $5,844        $2,088
===============================================================

December 31, 2001 - in millions   Credit Exposure  Outstandings
----------------------------------------------------------------
LOANS HELD FOR SALE
  Corporate Banking                        $4,594         $2,294
  PNC Real Estate Finance                     324            244
  PNC Business Credit                          40             30
----------------------------------------------------------------
    Total loans held for sale               4,958          2,568
----------------------------------------------------------------
EXIT
  Corporate Banking                         2,662            192
  PNC Real Estate Finance                      30              5
----------------------------------------------------------------
    Total exit                              2,692            197
----------------------------------------------------------------
  Total                                    $7,650         $2,765
================================================================

ROLLFORWARD OF INSTITUTIONAL LENDING HELD FOR SALE PORTFOLIO

In millions                    Credit Exposure  Outstandings
------------------------------------------------------------
January 1, 2002                        $4,958        $2,568
Additions                                  26           150
Sales                                    (560)         (425)
Other reductions, including
  payments                               (461)         (237)
Valuation adjustments, net                (89)          (81)
------------------------------------------------------------
  March 31, 2002                       $3,874        $1,975
============================================================

During the first quarter of 2002, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $23 million. Details by business follow:


INSTITUTIONAL LENDING HELD FOR SALE ACTIVITY

Three months ended March 31,      Net gains
2002                                     on   Valuation
In millions                     liquidation Adjustments     Total
-----------------------------------------------------------------
Corporate Banking                     $110        $(81)       $29
PNC Real Estate Finance                  1          (7)       (6)
PNC Business Credit                      1          (1)
-----------------------------------------------------------------
    Total                             $112        $(89)       $23
=================================================================

In addition to the actions taken regarding the institutional lending held for sale and exit portfolios, the Corporation also recorded charges in 2001 totaling $208 million in connection with other actions and additions to reserves. Reserves related to these actions totaled $159 million at March 31, 2002. The following table summarizes the first quarter 2002 changes to these reserves:

ROLLFORWARD OF OTHER RESERVES RELATED TO FOURTH QUARTER 2001 ACTIONS

                                                   First     At
                                                  Quarter   Mar.
                               2001  Utilized      2002     31,
In millions                  Charge   in 2001    Activity   2002
----------------------------------------------------------------
Vehicle leasing                $135      $(11)      $(3)   $121
Asset impairment
  and severance costs            37       (24)      (10)      3
Facilities consolidation
  and other charges              36                  (1)     35
---------------------------------------------------------------
Total                          $208      $(35)     $(14)   $159
===============================================================

The fourth quarter 2001 charge of $135 million in connection with the vehicle leasing business included exit costs and additions to reserves related to insured residual value exposures. At March 31, 2002, the related liability had been reduced to $121 million as a result of goodwill impairment of $11 million recorded in the fourth quarter of 2001 and a net $3 million reduction related to severance and contractual payments recorded in the first quarter of 2002 in connection with PNC's exit of this business. The liability for asset impairment and severance costs had been reduced to $3 million at March 31, 2002 as a result of asset write-downs of $24 million in the fourth quarter of 2001 and $10 million of severance benefits in the first three months of 2002.

In the fourth quarter of 2001, PFPC incurred $36 million of pretax charges primarily related to a plan to consolidate certain facilities following an acquisition. The charges primarily reflected termination costs related to exiting certain lease agreements and the abandonment of related leasehold improvements. The Corporation is continuing to pursue these initiatives.

See Strategic Repositioning in the Risk Factors section of this Financial Review for additional information regarding certain risks associated with executing the repositioning strategies.

REVIEW OF BUSINESSES

PNC operates seven major businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.

Results of individual businesses are presented based on PNC's management accounting practices and the Corporation's management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Also, certain amounts for 2001 have been reclassified to conform with the 2002 presentation.

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

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, equity management activities, minority interest in income of consolidated entities, residual asset and liability management activities, unallocated reserves, eliminations and unassigned items, the impact of which is reflected in the "Other" category. The operating results and financial impact of the disposition of the residential mortgage banking business, previously PNC Mortgage, are included in discontinued operations.

The impact of the institutional lending repositioning and other strategic actions that occurred during 2001 is reflected in the business results presented in the table below. The charges are separately identified in the business income statements. Performance ratios in the results of individual businesses reflect the impact of the charges.


RESULTS OF BUSINESSES

                                                                                           Return on
                                                Earnings             Revenue (a)        Assigned Capital      Average Assets
                                             ---------------       --------------       -----------------    ----------------
Three months ended March 31 - dollars in     2002       2001       2002      2001       2002         2001    2002        2001
millions
-----------------------------------------------------------------------------------------------------------------------------
Banking Businesses
  Regional Community Banking                $177       $160       $551       $542         27%         24%   $38,749   $40,617
  Corporate Banking                           33         20        194        191         12           6     15,217    17,686
  PNC Real Estate Finance                     22         14         51         53         22          14      5,174     5,453
  PNC Business Credit                          2         16         45         38          3          41      3,817     2,377
-----------------------------------------------------------------------------------                       -------------------
     Total banking businesses                234        210        841        824         22          18     62,957    66,133
-----------------------------------------------------------------------------------                       -------------------
Asset Management and Processing
  PNC Advisors                                33         44        183        199         25          32      3,042     3,505
  BlackRock                                   31         25        146        134         25          26        667       500
  PFPC                                        17         17        197        197         33          33      1,848     1,735
-----------------------------------------------------------------------------------                       -------------------
     Total asset management and
     processing                               81         86        526        530         26          30      5,557     5,740
-----------------------------------------------------------------------------------                       -------------------
       Total business results                315        296      1,367      1,354         23          21     68,514    71,873
Other                                          2        (31)                  (80)                             (355)      (88)
-----------------------------------------------------------------------------------                       -------------------
Results from continuing operations           317        265      1,367      1,274         22          17     68,159    71,785
Discontinued operations                                   5                                                               207
Cumulative effect of accounting change                   (5)
-----------------------------------------------------------------------------------------------------------------------------
   Total consolidated                       $317       $265     $1,367     $1,274         22          17    $68,159   $71,992
=============================================================================================================================


(a) Business revenues are presented on a taxable-equivalent basis except for BlackRock and PFPC.

REGIONAL COMMUNITY BANKING

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                         2002         2001
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                         $384         $354
Other noninterest income                     164          161
Net securities gains                           3           27
----------------------------------------------------------------
   Total revenue                             551          542
Provision for credit losses                   12           10
Noninterest expense                          266          270
Goodwill amortization                                       9
Severance costs                                             3
----------------------------------------------------------------
   Pretax earnings                           273          250
Income taxes                                  96           90
----------------------------------------------------------------
  Earnings                                  $177         $160
================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                           $6,733       $6,148
    Indirect                                 633          943
    Other consumer                           697          836
----------------------------------------------------------------
     Total consumer                        8,063        7,927
   Residential mortgage                    5,096       11,701
   Commercial                              3,511        3,611
   Vehicle leasing                         1,895        1,703
   Other                                     122          140
----------------------------------------------------------------
      Total loans                         18,687       25,082
Securities                                12,206        7,551
Loans held for sale                        1,488        1,324
Assigned assets and other assets           6,368        6,660
----------------------------------------------------------------
   Total assets                          $38,749      $40,617
================================================================
Deposits
   Noninterest-bearing demand             $4,879       $4,476
   Interest-bearing demand                 6,053        5,506
   Money market                           12,292       11,769
----------------------------------------------------------------
    Total transaction deposits            23,224       21,751
   Savings                                 1,924        1,860
   Certificates                           10,310       13,256
----------------------------------------------------------------
     Total deposits                       35,458       36,867
Other liabilities                            675        1,010
Assigned capital                           2,616        2,740
----------------------------------------------------------------
   Total funds                           $38,749      $40,617
================================================================

PERFORMANCE RATIOS
Return on assigned capital                    27%          24%
Noninterest income to total revenue           30           35
Efficiency                                    48           50
================================================================

Regional Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Regional Community Banking's strategic focus is on driving sustainable revenue growth, aggressively managing the revenue/expense relationship and improving the risk/return dynamic of this business. As previously reported, the Corporation made the decision to discontinue its vehicle leasing business in the fourth quarter of 2001. This portfolio is expected to mature over a period of approximately five years. See Strategic Repositioning in the Overview and Risk Factors sections of this Financial Review for additional information. Regional Community Banking utilizes knowledge-based marketing capabilities to analyze customer demographic information, transaction patterns and delivery preferences to develop customized banking packages focused on improving customer satisfaction and profitability.

Regional Community Banking has also invested heavily in building a sales culture and infrastructure while improving efficiency. Capital investments have been strategically directed towards the expansion of multi-channel distribution, consistent with customer preferences, as well as the delivery of relevant customer information to all distribution channels.

Regional Community Banking contributed $177 million or 56% of total business earnings for the first quarter of 2002 compared with $160 million or 54% for the first quarter of 2001. An increase in revenue combined with lower expenses resulted in an 11% increase in earnings in the comparison. Excluding net securities gains in both periods and goodwill amortization expense in the first quarter of 2001, earnings for the first quarter of 2002 increased 16% compared with the prior-year quarter. This increase was primarily due to growth in net interest income driven by a 7% increase in average transaction deposits.

Total revenue increased 2% to $551 million for the first quarter of 2002 compared with the first quarter of 2001. Excluding net securities gains from both periods, revenue increased 6% in the period-to-period comparison. This was primarily due to the improvement in net interest income resulting from increases in average transaction deposits and savings accounts as spreads widened given the impact of a steep yield curve.

The provision for credit losses for the first quarter of 2002 was $12 million compared with $10 million for the same period in 2001.

Total loans decreased 25% on average in the first quarter of 2002 compared with the prior year quarter due to the reduction of residential mortgage loans due to sales and securitization and the continued downsizing of the indirect automobile lending and other consumer loan portfolios. Securities increased on average in the quarter-to-quarter comparison due to purchases for balance sheet and interest rate risk management activities as well as the retention of interests from the residential mortgage loan securitization. See "Securitizations" in this Financial Review for further information.

Total deposits declined 4% for the first quarter of 2002 compared with the same period in 2001 as increases in transaction deposits and savings accounts were more than offset by a decline in retail certificates of deposit. Demand and money market deposits increased due to ongoing strategic marketing efforts while higher cost retail certificates of deposit were not emphasized.

CORPORATE BANKING

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                       2002           2001
-----------------------------------------------------------------
INCOME STATEMENT
Credit-related revenue                    $109           $103
Noncredit revenue                           85             88
-----------------------------------------------------------------
   Total revenue                           194            191
Provision for credit losses                 46             16
Noninterest expense                         97            101
Institutional lending repositioning                        41
Goodwill amortization                                       1
Severance costs                                             3
-----------------------------------------------------------------
   Pretax earnings                          51             29
Income tax expense                          18              9
-----------------------------------------------------------------
   Earnings                                $33            $20
=================================================================
AVERAGE BALANCE SHEET
Loans
   Middle market                        $4,555         $6,461
   Large corporate                       2,161          3,105
   Energy, metals and mining               436          1,490
   Communications                           66          1,301
   Leasing                               2,429          2,185
   Other                                   283            326
-----------------------------------------------------------------
     Total loans                         9,930         14,868
Loans held for sale                      2,519            320
Other assets                             2,768          2,498
-----------------------------------------------------------------
   Total assets                        $15,217        $17,686
=================================================================
Deposits                                $4,475         $4,901
Assigned funds and other liabilities     9,601         11,459
Assigned capital                         1,141          1,326
-----------------------------------------------------------------
   Total funds                         $15,217        $17,686
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                  12%             6%
Noncredit revenue to total revenue          44             46
Efficiency                                  50             54
=================================================================

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services primarily to mid-sized corporations and government entities within PNC's geographic region. The strategic focus for Corporate Banking is to adapt its institutional expertise to the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and to improve the risk/return characteristics of its institutional lending business.

As previously reported, during 2001 Corporate Banking took actions to accelerate the repositioning of its institutional lending business. A total of $9.7 billion of credit exposure including $4.0 billion of outstandings were designated for exit or transferred to held for sale. At March 31, 2002, the exit and held for sale portfolios had remaining total credit exposure of $5.5 billion including outstandings of $1.8 billion. Of these amounts, $3.5 billion and $1.7 billion, respectively, were classified as held for sale. The Corporation is continuing to pursue liquidation of the institutional held for sale portfolio. Gains and losses may result from the liquidation of loans held for sale to the extent actual performance differs from estimates inherent in the recorded amounts or if valuations change. See Strategic Repositioning in the Risk Factors section of this Financial Review for additional information.

Corporate Banking contributed $33 million or 10% of total business earnings for the first three months of 2002 compared with $20 million or 7% for the first three months of 2001. Overall results for this business were negatively impacted in both quarters by decreased activity as a result of general economic conditions and PNC's institutional lending repositioning efforts.

Total revenue of $194 million for the first quarter of 2002 increased $3 million from the year-ago period. Credit-related revenue increased $6 million or 6% primarily due to $29 million of net gains in excess of valuation adjustments on loans held for sale, partially offset by the impact of the decline in interest rates and the reduction in loans outstanding resulting from the ongoing institutional lending repositioning. Noncredit revenue includes noninterest income and the benefit of compensating balances received in lieu of fees. Noncredit revenue was $85 million for the first three months of 2002 compared with $88 million for the same period in 2001.

Total credit costs were $46 million for the first three months of 2002 compared with $57 million for the first three months of 2001, which included $16 million reflected in the provision for credit losses and $41 million of institutional lending repositioning charges. The provision for credit losses for the first quarter of 2002 reflects the impact of, among others, reserve allocations for the apparent fraud related to Market Street. See Credit Risk in the Risk Management section of this Financial Review for additional information regarding credit risk.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related profitability is included in the results of those businesses. Consolidated revenue from treasury management decreased to $84 million for the first quarter of 2002 compared with $88 million in the first three months of 2001 as lower income earned on customers' deposit balances reflecting the lower interest rate environment offset higher fee revenue. Consolidated revenue from capital markets was $30 million for the first three months of 2002, an increase of $7 million compared with the first three months of 2001 primarily due to increased volume of transactions for various capital markets products in 2002 combined with the comparative impact of write-downs of other assets in 2001.

PNC REAL ESTATE FINANCE

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                         2002         2001
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $30          $29
Noninterest income
   Commercial mortgage banking                18           17
   Other                                       3            7
-----------------------------------------------------------------
     Total noninterest income                 21           24
-----------------------------------------------------------------
   Total revenue                              51           53
Provision for credit losses                   (5)           9
Noninterest expense                           36           32
Goodwill amortization                                       5
-----------------------------------------------------------------
   Pretax earnings                            20            7
Income tax (benefit) expense                  (2)          (7)
-----------------------------------------------------------------
   Earnings                                  $22          $14
=================================================================
AVERAGE BALANCE SHEET
Loans
   Commercial real estate                 $2,228       $2,326
   Commercial - real estate related        1,555        1,884
-----------------------------------------------------------------
     Total loans                           3,783        4,210
Commercial mortgages held for sale           529          284
Other assets                                 862          959
-----------------------------------------------------------------
   Total assets                           $5,174       $5,453
=================================================================
Deposits                                    $617         $340
Assigned funds and other
  liabilities                              4,158        4,714
Assigned capital                             399          399
-----------------------------------------------------------------
   Total funds                            $5,174       $5,453
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                    22%          14%
Noninterest income to total revenue           41           45
Efficiency                                    63           56
=================================================================

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other financial products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and national syndication of affordable housing equity through Columbia Housing Partners, LP ("Columbia").


PNC Real Estate Finance seeks to have a more balanced and valuable revenue stream by focusing on real estate processing businesses and increasing the value of its lending business by seeking to sell more fee-based products.

During 2001, PNC Real Estate Finance took actions to accelerate the downsizing of its institutional lending business. A total of $354 million of credit exposure including $249 million of outstandings were designated for exit or transferred to held for sale. Credit exposure of $345 million including $234 million of outstandings classified as held for sale or exit remained at March 31, 2002.

PNC Real Estate Finance contributed $22 million of total business earnings for the first three months of 2002 compared with $14 million for the first three months of 2001. Earnings increased in the period-to-period comparison primarily due to the impact of a loan recovery in the exited mortgage warehouse lending business. Excluding the recovery, the provision for credit losses for the first quarter of 2002 was $1 million. Average loans decreased 10% reflecting management's ongoing strategy to reduce balance sheet leverage.

Total revenue was $51 million for the first quarter of 2002 compared with $53 million for the prior year quarter. The decline in other noninterest income was primarily due to $6 million of net valuation adjustments related to institutional loans held for sale.

The commercial mortgage servicing portfolio increased 19% from March 31, 2001 to $69 billion at March 31, 2002 as shown below.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                               2002            2001
-----------------------------------------------------------------
January 1                                  $68             $54
Acquisitions/additions                       4               6
Repayments/transfers                        (3)             (2)
-----------------------------------------------------------------
   March 31                                $69             $58
=================================================================

PNC BUSINESS CREDIT

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                          2002         2001
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $33          $24
Noninterest income                             12           14
---------------------------------------------------------------
   Total revenue                               45           38
Provision for credit losses                    28            5
Noninterest expense                            14            7
Goodwill amortization                                        1
---------------------------------------------------------------
   Pretax earnings                              3           25
Income taxes                                    1            9
---------------------------------------------------------------
   Earnings                                    $2          $16
===============================================================
AVERAGE BALANCE SHEET
Loans                                      $3,484       $2,255
Loans held for sale                            92           61
Other assets                                  241           61
---------------------------------------------------------------
   Total assets                            $3,817       $2,377
===============================================================
Deposits                                      $68          $77
Assigned funds and other liabilities        3,500        2,142
Assigned capital                              249          158
---------------------------------------------------------------
   Total funds                             $3,817       $2,377
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                      3%          41%
Noninterest income total revenue               27           37
Efficiency                                     31           18
===============================================================

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

In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. With this acquisition, PNC Business Credit established six new marketing offices and enhanced its presence as one of the premier asset-based lenders for the middle market customer segment. The transaction was designed to allow PNC to acquire the higher-quality portion of the portfolio, and provide NBOC a means for the orderly liquidation and exit of the remaining portfolio.

PNC acquired 245 lending customer relationships representing approximately $2.6 billion of credit exposure including $1.5 billion of loan outstandings with the balance representing unfunded loan commitments. PNC also acquired certain other assets and assumed liabilities resulting in a total acquisition cost of approximately $1.8 billion that was paid primarily in cash. Goodwill recorded was approximately $277 million, of which approximately $101 million is non-deductible for federal income tax purposes. The results of the acquired business have been included in results of operations for PNC Business Credit since the acquisition date.

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $670 million of credit exposure including $463 million of outstandings, which will be serviced by PNC for an 18-month term unless a different date is mutually agreed upon. The Serviced Portfolio retained by NBOC primarily represents the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. The loans are either to borrowers with deteriorating trends or with identified weaknesses which if not corrected could jeopardize full satisfaction of the loans or in industries to which PNC Business Credit wants to limit its exposure. Approximately $138 million of the Serviced Portfolio outstandings were nonperforming on the acquisition date. At the end of the servicing term, NBOC has the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy is to aggressively liquidate the Serviced Portfolio during the servicing term. PNC intends to sell or otherwise liquidate any remaining loans in the event NBOC puts them to PNC at the end of the servicing term.

NBOC retains significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbs realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. If during the servicing term the realized credit losses in the Serviced Portfolio exceed $50 million plus the specific reserves, then PNC Business Credit will advance cash to NBOC for these excess losses ("Excess Loss Payments"). PNC is to be reimbursed by NBOC for any Excess Loss Payments if the Put Option is not exercised. If the Put Option is exercised, the Put Option purchase price will be reduced by the amount of any Excess Loss Payments.

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. The Put Option liability will be revalued on a quarterly basis by the independent valuation firm with changes in the value included in earnings. At March 31, 2002 the Put Option liability was approximately $107 million. The $5 million reduction from the acquisition date amount was recognized in earnings for the first quarter as other noninterest income.

If the Put Option is exercised, then PNC would record the loans acquired as loans held for sale at the purchase price less the balance of the Put Option liability at that date, which should approximate fair value. The Put Option purchase price will be NBOC's outstanding principal balance for the loans remaining in the Serviced Portfolio adjusted for the realized credit losses during the servicing term and Excess Loss Payments, if applicable. If realized credit losses are less than $50 million, the difference between $50 million and the actual realized credit losses will be deducted from NBOC's outstanding principal balance to establish the Put Option purchase price. If realized credit losses were to exceed $50 million plus the specific reserves used, the Excess Loss Payments made by PNC Business Credit to NBOC will be deducted from NBOC's outstanding principal balance in determining the Put Option purchase price.

At March 31, 2002, the valuation firm estimated that loans outstanding in the Serviced Portfolio at the put date would be $332.5 million and that estimated credit losses on liquidating the Serviced Portfolio would be $56.5 million including $12.1 million during the servicing term. Using these and other assumptions, if the Put were exercised at the end of the servicing term, PNC would record the acquired loans at $165 million. Actual results may differ materially from these assumptions.

Prior to closing of the acquisition, PNC Business Credit transferred $49 million of nonperforming loans to NBOC in a transaction accounted for as a financing. Those loans are subject to the terms of the servicing agreement and are included in the Serviced Portfolio amounts set forth above. The loans were transferred to loans held for sale on PNC's balance sheet at a loss of $9.9 million, which was recognized as a charge-off in the first quarter of 2002. The carrying amount of those loans held for sale was $33.2 million at March 31, 2002 and is included in PNC's nonperforming assets. Excluding these loans, the Serviced Portfolio in January 2002 was $620 million of credit exposure including $413 million of outstandings of which $88 million was nonperforming. At March 31, 2002, comparable amounts were $532 million, $385 million, and $110 million, respectively.

During 2001, as part of the overall lending repositioning, a total of $88 million of credit exposure including $78 million of outstandings was transferred to held for sale. Credit exposure of $35 million including $27 million of outstandings classified as held for sale remained at March 31, 2002.

PNC Business Credit contributed $2 million of total business earnings for the first three months of 2002 compared with $16 million for the first three months of 2001. Higher revenues in 2002 were more than offset by a $23 million increase in the provision for credit losses.

Revenue was $45 million for the first three months of 2002, a $7 million or 18% increase compared with the first three months of 2001 as higher net interest income more than offset a decline in noninterest income. Noninterest income in the first quarter of 2002 included a $5 million benefit resulting from the reduction in the Put Option liability related to the NBOC acquisition. Noninterest income for the first quarter of 2001 included $6 million of gains on equity interests received as compensation in conjunction with lending relationships. The increase in net interest income for the first quarter of 2002 reflects an increase of $1.2 billion or 55% in total average loans for the period resulting primarily from the NBOC acquisition.

The provision for credit losses for the first three months of 2002 was $28 million compared with $5 million for the first three months of 2001. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many with a weaker credit risk rating. As a result, these loans typically exhibit a higher risk of default. PNC Business Credit attempts to manage this risk through direct control of cash flows and collateral requirements. Compensation for this higher risk of default is obtained by way of higher interest rates charged. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn consistent with PNC Business Credit's recent experience. The first quarter 2002 provision includes an $11 million addition to reserves reflecting current economic conditions and the growth of the loan portfolio. See Credit Risk in the Risk Management section of this Financial Review for additional information.

Total noninterest expense increased $6 million to $14 million during the first quarter of 2002 compared with the prior year quarter, while the efficiency ratio was 31% for the first three months of 2002 compared with 18% for the first three months of 2001. Costs incurred in connection with the NBOC acquisition were the primary cause of the increased expenses in 2002.

PNC ADVISORS

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                          2002        2001
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $26         $32
Noninterest income
   Investment management and trust             92         111
   Brokerage                                   39          36
   Other                                       26          20
-----------------------------------------------------------------
     Total noninterest income                 157         167
-----------------------------------------------------------------
   Total revenue                              183         199
Noninterest expense                           130         126
Goodwill amortization                                       2
-----------------------------------------------------------------
   Pretax earnings                             53          71
Income taxes                                   20          27
-----------------------------------------------------------------
   Earnings                                   $33         $44
=================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer                                $1,170      $1,106
   Residential mortgage                       613         930
   Commercial                                 475         564
   Other                                      349         422
-----------------------------------------------------------------
     Total loans                            2,607       3,022
Other assets                                  435         483
-----------------------------------------------------------------
   Total assets                            $3,042      $3,505
=================================================================
Deposits                                   $2,058      $1,981
Assigned funds and other liabilities          455         968
Assigned capital                              529         556
-----------------------------------------------------------------
   Total funds                             $3,042      $3,505
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                     25%         32%
Noninterest income to total revenue            86          84
Efficiency                                     71          63
=================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets. PNC Advisors is focused on selectively expanding Hilliard Lyons and Hawthorn, increasing market share in PNC's primary geographic region and leveraging its distribution platform. PNC Advisors expects to continue to focus on acquiring new customers and growing and expanding existing customer relationships while aggressively managing its expenses.


PNC Advisors contributed $33 million or 11% of total business earnings for the first three months of 2002 compared with $44 million or 15% for the first three months of 2001.

Revenue decreased $16 million in the first quarter of 2002 compared with the first quarter of 2001. The decrease was due primarily to the impact of weaker equity markets in 2002, lower interest rates and loan volume and the recognition of revenue accrual adjustments of $14 million in the first quarter of 2001 for investment management and trust fees. Other noninterest income increased $6 million in various fee categories. PNC Advisors' noninterest income is closely tied to the performance of the equity markets. Management expects that revenue will continue to be challenged at least until market conditions improve.

Total noninterest expense increased $2 million or 2% in the first quarter of 2002 compared with the prior year quarter primarily due to higher production-based compensation costs.

ASSETS UNDER MANAGEMENT (a)
March 31 - in billions                           2002       2001
-----------------------------------------------------------------
Personal investment management and trust          $48        $47
Institutional trust                                12         14
-----------------------------------------------------------------
   Total                                          $60        $61
=================================================================

(a) Excludes brokerage assets administered.

Assets under management decreased $1 billion as new asset inflows from new and existing customers during the twelve months ended March 31, 2002 were offset by a decline in the value of the equity component of customers' portfolios. See Business and Economic Conditions and Asset Management Performance in the Risk Factors section of this Financial Review for additional information regarding matters that could impact PNC Advisors' revenue.

Brokerage assets administered by PNC Advisors were $29 billion at March 31, 2002 compared with $27 billion at March 31, 2001 and were also impacted by weak equity market conditions.

BLACKROCK

Three months ended March 31
Dollars in millions                          2002          2001
-----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and
  administrative fees                        $132          $125
Other income                                   14             9
-----------------------------------------------------------------
   Total revenue                              146           134
Operating expense                              83            72
Fund administration
   and servicing costs - affiliates            13            17
Amortization of intangible assets                             3
-----------------------------------------------------------------
   Total expense                               96            92
-----------------------------------------------------------------
      Operating income                         50            42
Nonoperating income                             3             2
-----------------------------------------------------------------
   Pretax earnings                             53            44
Income taxes                                   22            19
-----------------------------------------------------------------
   Earnings                                   $31           $25
=================================================================
PERIOD-END BALANCE SHEET
Intangible assets                            $181          $190
Other assets                                  486           310
-----------------------------------------------------------------
  Total assets                               $667          $500
=================================================================
Liabilities                                  $144           $98
Stockholders' equity                          523           402
-----------------------------------------------------------------
   Total liabilities and                     $667          $500
     stockholders' equity
=================================================================
PERFORMANCE DATA
Return on equity                               25%           26%
Operating margin (a)                           38            36
Diluted earnings per share                   $.48          $.39
=================================================================



(a) Excludes the impact of fund administration and servicing costs - affiliates.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $238 billion of assets under management at March 31, 2002. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions name.

BlackRock continues to focus on delivering superior investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock contributed $31 million or 10% of total business earnings for the first three months of 2002 compared with $25 million or 8% for the first three months of 2001. Earnings increased 23% in the period-to-period comparison resulting primarily from an 18% increase in assets under management and increased sales of BlackRock Solutions products and services. Total revenue for the first three months of 2002 increased $12 million or 9% compared with the first three months of 2001 primarily due to new business and strong fixed income asset growth. The increase in operating expense for the first quarter of 2002 compared with the prior year quarter supported revenue growth and business expansion. Expense growth was mitigated by goodwill amortization in the first quarter of 2001 that did not recur in 2002 under SFAS No. 142.

See Business and Economic Conditions and Asset Management Performance in the Risk Factors section of this Financial Review for additional information regarding matters that could impact asset management revenue.

ASSETS UNDER MANAGEMENT
March 31 - in billions                           2002       2001
-----------------------------------------------------------------
Separate accounts
   Fixed income                                  $124       $107
   Liquidity                                        5          6
   Liquidity - securities lending                  10          8
   Equity                                           9          8
   Alternative investment products                  6          4
-----------------------------------------------------------------
     Total separate accounts                      154        133
-----------------------------------------------------------------
Mutual funds (a)
   Fixed income                                    16         14
   Liquidity                                       60         44
   Equity                                           8         11
-----------------------------------------------------------------
     Total mutual funds                            84         69
-----------------------------------------------------------------
   Total assets under management                 $238       $202
=================================================================

(a)Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Funds and BlackRock Global Series Funds.

BlackRock, Inc. is approximately 69% owned by PNC and is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the Securities and Exchange Commission ("SEC") and may be obtained electronically at the SEC's home page at www.sec.gov.

PFPC

Three months ended March 31
Dollars in millions                        2002         2001
-----------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                     $197         $197
Operating expense                           154          145
Amortization (accretion)                     (5)           6
-----------------------------------------------------------------
   Operating income                          48           46
Nonoperating income (a)                       4            5
Debt financing                               23           24
-----------------------------------------------------------------
   Pretax earnings                           29           27
Income taxes                                 12           10
-----------------------------------------------------------------
   Earnings                                 $17          $17
=================================================================
AVERAGE BALANCE SHEET
Intangible assets                        $1,036       $1,086
Other assets                                812          649
-----------------------------------------------------------------
   Total assets                          $1,848       $1,735
=================================================================
Assigned funds and other liabilities     $1,640       $1,527
Assigned capital                            208          208
-----------------------------------------------------------------
   Total funds                           $1,848       $1,735
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                   33%          33%
Operating margin                             24           23
==================================================================

(a) Net of nonoperating expense

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.

To meet the growing needs of the European marketplace, PFPC continues its pursuit of offshore expansion. PFPC is also focusing technological resources on targeted Web-based initiatives and exploring strategic alliances.

PFPC contributed $17 million of total business earnings for both the first three months of 2002 and 2001. Excluding goodwill amortization in 2001, earnings decreased $5 million or 24% primarily due to an increase in expenses. The cost of technology and infrastructure enhancements, combined with a shift in both product and client mix, continued to exert pressure on operating margins.

Revenue of $197 million for the first quarter of 2002 was consistent with the prior year quarter. The benefit of growth in accounting/administration assets and shareholder accounts offset the impact on revenue of lower custody assets serviced, changes in both product and client mix and the divestiture in June 2001 of the traditional retail retirement services business. Revenue growth rates in this business may be pressured by lower equity valuations, pricing and other competitive factors. See Fund Servicing in the Risk Factors section of this Financial Review for additional information regarding matters that could impact fund servicing revenue.

Operating expense increased $9 million or 6% in the first three months of 2002 compared with the first quarter of 2001 primarily due to increased staff levels for new product support combined with additional expenses related to technology.

Amortization decreased $11 million compared with the first three months of 2001 as a result of the adoption of the new goodwill accounting standard that no longer requires the amortization of goodwill. The benefit of $5 million for the first three months of 2002 is driven by accretion of a discounted contract liability. Excluding goodwill amortization, the comparable amount for the first three months of 2001 was a benefit of $4 million.

SERVICING STATISTICS
March 31                                     2002         2001
---------------------------------------------------------------
Accounting/administration assets ($ in
billions)
 Domestic                                    $520         $461
 Foreign                                       23           11
---------------------------------------------------------------
    Total                                    $543         $472
Custody assets ($ in billions)                339          435
Shareholder accounts (in millions)             49           44
===============================================================

CONSOLIDATED STATEMENT OF INCOME REVIEW

NET INTEREST INCOME
Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income of $593 million for the first three months of 2002 increased 6% compared with the first three months of 2001. The increase was primarily due to the impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 50 basis points to 4.12% for the first three months of 2002 compared with 3.62% for the first three months of 2001. The increase was primarily due to the impact of changes in balance sheet composition and a lower interest rate environment in 2002, combined with a steep yield curve. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information regarding interest rate risk.

Loans represented 67% of average interest-earning assets for the first three months of 2002 compared with 81% for the first three months of 2001. The decrease was primarily due to the continued downsizing of certain institutional lending portfolios and the securitization of residential mortgage loans during 2001.

Securities represented 23% of average interest-earning assets for the first three months of 2002 compared with 13% for the first three months of 2001. The increase was primarily due to the retention of interests from the securitization of residential mortgage loans, net securities purchases upon redeployment of funds resulting from loan downsizing and interest rate risk management activities.


NET INTEREST INCOME ANALYSIS
                                           Average Balances                Interest Income/Expense        Average Yields/Rates
                                       -----------------------------    ---------------------------  -------------------------------
Taxable-equivalent basis
Three months ended March 31
Dollars in millions                         2002      2001   Change          2002    2001   Change      2002      2001       Change
--------------------------------------------------------------------    ---------------------------  -------------------------------
Interest-earning assets
   Loans held for sale                   $ 4,276   $ 2,005  $ 2,271           $ 52  $   37      $15      4.85%     7.31%     (246)bp
   Securities                             13,011     8,061    4,950            178     122       56      5.47      6.08       (61)
   Loans, net of unearned income
     Commercial                           16,264    20,882   (4,618)           240     422    (182)      5.90      8.09      (219)
     Commercial real estate                2,452     2,580     (128)            33      55     (22)      5.36      8.44      (308)
     Consumer                              9,278     9,085      193            156     194     (38)      6.82      8.70      (188)
     Residential mortgage                  5,756    12,673   (6,917)            98     232    (134)      6.85      7.32       (47)
     Lease financing                       4,327     3,897      430             70      71      (1)      6.52      7.32       (80)
     Other                                   394       520     (126)             4      11      (7)      4.16      7.98      (382)
--------------------------------------------------------------------    ---------------------------
       Total loans, net of unearned
         income                           38,471    49,637  (11,166)           601     985    (384)      6.28      7.96      (168)
   Other                                   1,867     1,831       36             30      33      (3)      6.38      7.20       (82)
--------------------------------------------------------------------    ---------------------------
     Total interest-earning assets/
       interest income                    57,625    61,534   (3,909)           861   1,177    (316)      5.99      7.67      (168)
Noninterest-earning assets                10,534    10,251      283
Investment in discontinued
   operations                                          207     (207)
--------------------------------------------------------------------
   Total assets                          $68,159   $71,992  $(3,833)
====================================================================
Interest-bearing liabilities
   Deposits
     Demand and money market             $21,802   $20,468   $1,334             60     162    (102)      1.11      3.20      (209)
     Savings                               1,994     1,919       75              2       6      (4)       .48      1.31       (83)
     Retail certificates of deposit       10,608    13,724   (3,116)           101     199     (98)      3.86      5.90      (204)
     Other time                              827       565      262              9      10      (1)      4.40      6.67      (227)
     Deposits in foreign offices             867     1,402     (535)             4      20     (16)      1.65      5.75      (410)
--------------------------------------------------------------------    ---------------------------
       Total interest-bearing deposits    36,098    38,078  (1,980)            176     397    (221)      1.97      4.22      (225)
   Borrowed funds                         13,172    14,375  (1,203)             92     221    (129)      2.80      6.15      (335)
--------------------------------------------------------------------    ---------------------------
Total interest-bearing liabilities/
  interest expense                        49,270    52,453  (3,183)            268     618    (350)      2.19      4.75      (256)
                                                                        ---------------------------  ------------------------------
Noninterest-bearing liabilities,
  minority interest, capital
  securities and shareholders' equity     18,889    19,539    (650)
--------------------------------------------------------------------
   Total liabilities, minority
     interest, capital securities and
     shareholders' equity                $68,159   $71,992 $(3,833)
====================================================================
Interest rate spread                                                                                    3.80      2.92         88
Impact of noninterest-bearing
  sources                                                                                                .32       .70        (38)
                                                                                                     ------------------------------
   Net interest income/margin                                                $593    $559      $34      4.12%     3.62%        50bp
===================================================================================================================================

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 65% and 64% of total sources of funds for the first three months of 2002 and 2001, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average interest-bearing demand and money market deposits increased $1.3 billion or 7% compared with the first three months of 2001, primarily reflecting the impact of ongoing strategic marketing efforts to grow more valuable transaction accounts, while higher cost, less valuable retail certificates of deposit were not emphasized. Average borrowed funds for the first quarter of 2002 declined $1.2 billion compared with the first quarter of 2001.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $82 million for the first three months of 2002 compared with $80 million for the first three months of 2001. Net charge-offs were $41 million or .43% of average loans for the first quarter of 2002, compared with $80 million or .65%, respectively, for the first quarter of 2001. The provision for credit losses in the first quarter of 2002 exceeded net charge-offs due to additional reserves related to Corporate Banking and PNC Business Credit. Corporate Banking's additional reserves are in connection with the apparent fraud related to a seller of receivables to Market Street. The additional reserves of PNC Business Credit reflect current economic conditions and the growth of the loan portfolio. The first quarter of 2001 included $41 million of additional provision related to loans designated for exit in that period.

As a result of net charge-offs, additional reserves and $41 million of allowance recorded in connection with the NBOC acquisition, the allowance for credit losses was $712 million at March 31, 2002 compared with $630 million at December 31, 2001 and $675 million at March 31, 2001. See Credit Risk in the Risk Management section in the Risk Factors section of this Financial Review for additional information regarding credit risk.

NONINTEREST INCOME
Noninterest income was $774 million for the first three months of 2002 compared with $715 million for the first three months of 2001, an increase of $59 million or 8%.

Asset management fees of $221 million for the first quarter of 2002 declined slightly compared with the first quarter of 2001 as increases in separate account assets and sales of alternative products in 2002 were mitigated in the year-to-year comparison by the inclusion of $14 million of investment management and trust revenue accrual adjustments in the first quarter of 2001. Consolidated assets under management were $285 billion at March 31, 2002 compared with $248 billion at March 31, 2001. Fund servicing fees of $196 million for the first quarter of 2002 increased $1 million compared with the first quarter of 2001 as the benefit of growth in accounting/administration assets and shareholder accounts more than offset the impact on revenue of lower custody assets serviced.

Service charges on deposits increased 8% to $54 million for the first quarter of 2002 primarily due to an increase in transaction deposit accounts. Brokerage fees were $55 million for the first quarter of 2002 compared with $54 million for the first quarter of 2001. Consumer services revenue was $55 million for the first three months of both 2002 and 2001.

Corporate services revenue was $118 million for the first quarter of 2002, an increase of $42 million compared with the first quarter of 2001. The increase was primarily due to $23 million of net gains in excess of valuation adjustments related to institutional loans held for sale and higher treasury management fees in 2002.

Equity management (venture capital activities) net losses were $2 million for the first quarter of 2002 compared with $39 million for the first quarter of 2001. At March 31, 2002, equity management investments held by PNC and consolidated subsidiaries totaled approximately $578 million. Approximately 54% of that amount is invested directly in a variety of companies and approximately 46% is invested in various limited partnerships. The valuation of equity management assets is subject to the performance of the underlying companies as well as market conditions and may be volatile. The Corporation continues to make equity management investments; however, its focus is on attracting funding from investors to generate a greater proportion of revenues from fees earned by managing investments for others. See Business and Economic Conditions in the Risk Factors section of this Financial Review for additional information regarding equity management assets.

Net securities gains were $4 million for the first three months of 2002 compared with $29 million for the first three months of 2001.

Other noninterest income was $73 million for the first three months of 2002 compared with $72 million for the first three months of 2001. The benefit of a $5 million reduction in the Put Option liability related to the NBOC acquisition combined with the comparative impact of writedowns on other assets and e-commerce investments a year ago offset a decrease in net trading income. Net trading income included in other noninterest income was $24 million for the first three months of 2002 compared with $37 million for the first three months of 2001. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements.

NONINTEREST EXPENSE
Noninterest expense was $791 million and the efficiency ratio was 58% in the first quarter of 2002 compared with $781 million and 58%, respectively, in the first quarter of 2001. A reduction in amortization expense related to goodwill was more than offset by increases in employee benefit and legal expenses, costs added with the NBOC acquisition and expense growth at BlackRock and PFPC. Average full-time equivalent employees totaled approximately 24,100 and 24,800 for the first three months of 2002 and 2001, respectively. The decrease was mainly in Regional Community Banking and Corporate Banking.

CONSOLIDATED BALANCE SHEET REVIEW

LOANS
Loans were $38.5 billion at March 31, 2002, an increase of $.6 billion from December 31, 2001 primarily due to the NBOC acquisition, which more than offset the impact of residential mortgage securitizations and runoff, transfers to held for sale and the managed reduction of institutional loans.

DETAILS OF LOANS
                                         March 31   December 31
In millions                                  2002          2001
----------------------------------------------------------------
Commercial
   Manufacturing                          $4,066         $3,352
   Retail/wholesale                        4,368          3,856
   Service providers                       2,131          2,136
   Real estate related                     1,664          1,720
   Financial services                      1,289          1,362
   Communications                            111            139
   Health care                               487            517
   Other                                   2,362          2,123
----------------------------------------------------------------
     Total commercial                     16,478         15,205
----------------------------------------------------------------
Commercial real estate
   Mortgage                                  561            592
   Real estate project                     1,891          1,780
----------------------------------------------------------------
     Total commercial real estate          2,452          2,372
 ----------------------------------------------------------------
Consumer
   Home equity                             7,358          7,016
   Automobile                                683            773
   Other                                   1,346          1,375
----------------------------------------------------------------
     Total consumer                        9,387          9,164
----------------------------------------------------------------
Residential mortgage                       5,420          6,395
Lease financing                            5,471          5,557
Other                                        467            445
Unearned income                           (1,136)        (1,164)
----------------------------------------------------------------
   Total, net of unearned income         $38,539        $37,974
================================================================

Loan portfolio composition continued to be geographically diversified among numerous industries and types of businesses.

At March 31, 2002, loans of $38.5 billion included $1.8 billion of vehicle leases and $113 million of commercial loans that have been designated for exit.


NET UNFUNDED COMMITMENTS
                                          March 31   December 31
In millions                                   2002          2001
----------------------------------------------------------------
Commercial                                 $21,341       $20,233
Commercial real estate                         858           711
Consumer                                     5,164         4,977
Lease financing                                130           146
Other                                          120           139
Designated for exit or held for sale         3,720         4,837
----------------------------------------------------------------
 Total                                     $31,333       $31,043
=================================================================

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.0 billion at March 31, 2002 and $7.1 billion at December 31, 2001.

Net outstanding letters of credit totaled $4.0 billion at both March 31, 2002 and December 31, 2001 and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if certain specified future events occur.

LOANS HELD FOR SALE
Loans held for sale were $3.6 billion at March 31, 2002 compared with $4.2 billion at December 31, 2001. See Strategic Repositioning in this Financial Review for further information regarding details of the institutional lending held for sale portfolio. Approximately $254 million of loans held at March 31, 2002 by subsidiaries of a third-party financial institution are classified in the consolidated financial statements as loans held for sale. See Note 3 to the Consolidated Financial Statements included in the Corporation's 2001 Annual Report on Form 10-K for further information. Substantially all student loans are classified as loans held for sale.

DETAILS OF LOANS HELD FOR SALE
                                          March 31   December 31
In millions                                   2002          2001
-------------------------------------------------------------------
Institutional lending repositioning
 Commercial
    Manufacturing                             $610          $810
    Communications                             581           690
    Service providers                          166           333
    Retail/wholesale                           115           114
    Financial services                          36            40
    Health care                                 32            73
    Real estate related                         24            30
    Other                                      175           223
----------------------------------------------------------------
      Total commercial                       1,739         2,313
----------------------------------------------------------------
 Commercial real estate                        233           248
 Lease financing                                 3             7
----------------------------------------------------------------
    Total institutional lending
      repositioning                          1,975         2,568
Student loans                                1,532         1,340
Other                                          141           281
----------------------------------------------------------------
      Total loans held for sale             $3,648        $4,189
================================================================

SECURITIES
Total securities at March 31, 2002 were $11.1 billion compared with $13.9 billion at December 31, 2001. Total securities represented 17% of total assets at March 31, 2002 compared with 20% at December 31, 2001. The decrease was primarily due to the sale of mortgage-backed securities.

At March 31, 2002, the securities available for sale balance included a net unrealized loss of $158 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income. The expected weighted-average life of securities available for sale was 4 years and 4 months at March 31, 2002 compared with 4 years at December 31, 2001.

Securities designated as held to maturity are carried at amortized cost and are assets of subsidiaries of a third party financial institution that are consolidated in PNC's financial statements as described in Note 3 to the Consolidated Financial Statements included in the Corporation's 2001 Annual Report on Form 10-K. The expected weighted-average life of securities held to maturity was 18 years and 9 months at March 31, 2002 compared with 18 years and 11 months at December 31, 2001.

DETAILS OF SECURITIES
                                            Amortized       Fair
In millions                                      Cost      Value
-----------------------------------------------------------------
MARCH 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $760       $754
   Mortgage-backed                              6,836      6,735
   Asset-backed                                 2,706      2,668
   State and municipal                             62         64
   Other debt                                      73         73
Corporate stocks and other                        446        431
-----------------------------------------------------------------
   Total securities available for sale        $10,883    $10,725
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $264       $244
   Asset-backed                                     8          8
   Other debt                                      95         95
-----------------------------------------------------------------
   Total securities held to maturity             $367       $347
=================================================================
December 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $808       $807
   Mortgage-backed                              9,669      9,578
   Asset-backed                                 2,799      2,776
   State and municipal                             62         64
   Other debt                                      75         75
Corporate stocks and other                        264        245
-----------------------------------------------------------------
   Total securities available for sale        $13,677    $13,545
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $260       $257
   Asset-backed                                     8          8
   Other debt                                      95         95
-----------------------------------------------------------------
   Total securities held to maturity             $363       $360
=================================================================

FUNDING SOURCES
Total funding sources were $55.9 billion at March 31, 2002 and $59.4 billion at December 31, 2001, a decrease of $3.5 billion corresponding to a decrease of $3.0 billion in total assets and modest increases in other liabilities and total shareholders' equity. Total deposits decreased $2.4 billion from December 31, 2001 primarily due to a $2.0 billion decrease in demand and money market deposits reflecting seasonal increases in customer account balances at year end 2001. The change in the composition of other time deposits, deposits in foreign offices and borrowed funds reflected a shift within categories to manage overall funding costs. See Liquidity Risk under Risk Management in the Financial Review section for additional information.

DETAILS OF FUNDING SOURCES
                                           March 31  December 31
In millions                                    2002         2001
------------------------------------------ ---------- -----------
Deposits
   Demand and money market                   $30,638     $32,589
   Savings                                     2,055       1,942
   Retail certificates of deposit             10,500      10,727
   Other time                                  1,212         472
   Deposits in foreign offices                   505       1,574
------------------------------------------ ---------- -----------
     Total deposits                           44,910      47,304
------------------------------------------ ---------- -----------
Borrowed funds
   Federal funds purchased                        34         167
   Repurchase agreements                         827         954
   Bank notes and senior debt                  5,480       6,362
   Federal Home Loan Bank borrowings           1,787       2,047
   Subordinated debt                           2,275       2,298
   Other borrowed funds                          585         262
------------------------------------------ ---------- -----------
     Total borrowed funds                     10,988      12,090
------------------------------------------ ---------- -----------
   Total                                     $55,898     $59,394
========================================== ========== ===========

CAPITAL
The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the ability to repurchase stock, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength. At March 31, 2002, the Corporation and each bank subsidiary were considered "well-capitalized" based on regulatory capital ratio requirements. See Supervision and Regulation in the Risk Factors section of this Financial Review for additional information.

RISK-BASED CAPITAL
                                            March 31   December 31
Dollars in millions                             2002          2001
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                   $5,969      $5,813
     Preferred                                    10          10
   Trust preferred capital securities            848         848
   Minority interest                             147         134
   Goodwill and other intangibles             (2,461)     (2,174)
   Net unrealized securities losses              103          86
   Net unrealized gains on cash flow
     hedge derivatives                           (79)       (98)
  Other, net                                     (17)       (20)
------------------------------------------------------------------
     Tier I risk-based capital                 4,520       4,599
   Subordinated debt                           1,579       1,616
   Minority interest                              36          36
   Eligible allowance for credit losses          735         707
------------------------------------------------------------------
   Total risk-based capital                   $6,870      $6,958
==================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments, and
     market risk equivalent assets           $58,830     $58,958
   Average tangible assets                    65,720      67,604
==================================================================
Capital ratios
   Tier I risk-based                             7.7%        7.8%
   Total risk-based                             11.7        11.8
   Leverage                                      6.9         6.8
==================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

On January 3, 2002, the Board of Directors authorized the Corporation to purchase up to 35 million shares of its common stock through February 29, 2004. These shares may be purchased in the open market or privately negotiated transactions. This authorization terminated any prior authorization. During the first quarter of 2002, PNC repurchased 320,000 shares of its common stock. The extent and timing of any further share repurchases will depend on a number of factors including, among others, progress in disposing of loans held for sale, regulatory capital considerations, alternative uses of capital and receipt of regulatory approvals if then required.

RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below and in the Risk Management and Forward-Looking Statements sections of this Financial Review. These factors and others could impact the Corporation's business, financial condition and results of operations.

BUSINESS AND ECONOMIC CONDITIONS
The Corporation's business and results of operations are sensitive to general business and economic conditions in the United States. These conditions include the level and movement of interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the regional economies in which the Corporation conducts business. A sustained weakness or further weakening of the economy could decrease the value of loans held for sale, decrease the demand for loans and other products and services offered by the Corporation, increase usage of unfunded commitments or increase the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. Changes in interest rates could affect the value of certain on-balance-sheet and off-balance-sheet financial instruments of the Corporation. Higher interest rates would also increase the Corporation's cost to borrow funds and may increase the rate paid on deposits. Changes in interest rates could also affect the value of assets under management. In a period of rapidly rising interest rates, certain assets under management would likely be negatively impacted by reduced asset values and increased redemptions. Also, changes in equity markets could affect the value of equity investments and the value of net assets under management and administration. A decline in the equity markets adversely affected results in 2001 and early 2002 and could continue to negatively affect noninterest revenues in future periods.

STRATEGIC REPOSITIONING
The Corporation took several actions in 2001 to accelerate the strategic repositioning of its lending business that began in 1998. These actions entail a degree of risk pending completion.

At March 31, 2002, $3.9 billion of institutional lending credit exposure including $2.0 billion of outstandings were classified as held for sale. A total of $175 million of these loans was included in nonperforming assets at that date. The loans are carried at the lower of cost or estimated fair market value. The estimation of fair market values involves a number of judgments, and is inherently uncertain. In addition, the value of loan assets is affected by a variety of company, industry, economic and other factors, and can be volatile. If the value of loans held for sale deteriorates prior to disposition, valuation adjustments will be made through charges to earnings. Moreover, deterioration in the condition of the borrowers could lead to additional loans being placed on nonperforming status.

During the fourth quarter of 2001, the Corporation decided to discontinue its vehicle leasing business and recorded charges of $135 million related to exit costs and additions to reserves related to insured residual value exposures. At March 31, 2002, approximately $1.8 billion of vehicle leases remained on the Corporation's balance sheet. These leases are expected to mature over a period of approximately five years. During this period, the Corporation will continue to be subject to risks inherent in the vehicle leasing business, including credit risk and the risk that vehicles returned during or at the conclusion of the lease term cannot be disposed of at a price at least as great as the Corporation's remaining investment in the vehicles after application of any available residual value insurance or related reserves.

In January 2001, PNC sold its residential mortgage banking business. Certain closing date purchase price adjustments aggregating approximately $300 million pretax are currently in dispute between the parties. The Corporation has established a receivable of approximately $140 million to reflect additional purchase price it believes is due from the buyer. The buyer has taken the position that the purchase price it has already paid should be reduced by approximately $160 million. The Corporation has established specific reserves related to a portion of its recorded receivable. The purchase agreement requires that an independent public accounting firm determine the final adjustments. The buyer also has filed a lawsuit against the Corporation seeking compensatory damages with respect to certain of the disputed matters that the Corporation believes are covered by the process provided in the purchase agreement, unquantified punitive damages and declaratory and other relief. Management intends to assert the Corporation's positions vigorously. Management believes that, net of available reserves, an adverse outcome, which would be recorded in discontinued operations, could be material to net income in the period in which recorded, but that the final disposition of this matter will not be material to the Corporation's financial position.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
The Corporation's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect PNC's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on PNC's future financial condition and results of operations.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance to specific loan pools is based on historical loss trends and management's judgment concerning those trends. Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance. As such, approximately $569 million or 80% of the total allowance at March 31, 2002 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

LOANS HELD FOR SALE
Loans are classified as held for sale based on management's intent to sell them. At the initial transfer date of a loan from portfolio to held for sale, any lower of cost or market ("LOCOM") adjustment is recorded as a charge-off. This results in a new cost basis. Any subsequent adjustment as a result of the LOCOM analysis is recognized as a valuation adjustment with changes included in noninterest income. Although the market value for certain held for sale assets may be readily obtainable, other assets require significant judgments by management as to the value that could be realized at the balance sheet date. These assumptions include but are not limited to the cash flows generated from the asset, the timing of a sale, the value of any collateral, the market conditions for the particular credit, overall investor demand for these assets and the determination of a proper discount rate. Changes in market conditions and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods.

EQUITY MANAGEMENT ASSET VALUATION
Equity management assets are valued at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the limited partnership or, with respect to direct investments, the estimated fair value. Changes in the market value of these investments are reflected in the Corporation's results of operations as equity management income. The value of limited partnership investments is based on the financial statements received from the general partners. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. Market conditions and actual performance of the companies invested in could differ from these assumptions resulting in lower valuations that could adversely impact earnings in future periods.

LEASE RESIDUALS
Leases are carried at the aggregate of lease payments and the estimated residual value of the leased property, less unearned income. The Corporation provides financing for various types of equipment, aircraft, energy and power systems and rolling stock through a variety of lease arrangements. A significant portion of the residual value is guaranteed by governmental entities or covered by residual value insurance. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets including the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value which could result in a charge and adversely impact earnings in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS
See Note 5 Goodwill And Other Intangible Assets in the Notes To Consolidated Financial Statements for further information on PNC's adoption of SFAS No. 142 effective January 1, 2002.

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The majority of the Corporation's goodwill relates to value inherent in fund servicing and banking businesses. The value of this goodwill is dependent upon the Corporation's ability to provide quality, cost effective services in the face of competition from other market leaders on a national and global basis. This ability in turn relies upon continuing investments in processing systems, the development of value-added service features, and the ease of use of the Corporation's services.

As such, goodwill value is supported ultimately by revenue which is driven by the volume of business transacted and the market value of the assets under administration. A decline in earnings as a result of a lack of growth or the Corporation's inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in a charge and adversely impact earnings in future periods.

Total goodwill was $2.3 billion and other intangible assets totaled $.3 billion at March 31, 2002.

SUPERVISION AND REGULATION
The Corporation operates in highly regulated industries. Applicable laws and regulations, for example, restrict permissible activities and investments and require compliance with consumer-related protections for loan, deposit, fiduciary, mutual fund and other customers. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, failure of PNC's subsidiary banks to satisfy certain managerial and capitalization criteria could affect the ability of the Corporation and the financial subsidiaries of PNC Bank, N.A. to engage in certain nonbanking activities. The Corporation and certain of its subsidiaries are subject to comprehensive examination and supervision by, among other regulatory bodies, the Federal Reserve Board and the Office of the Comptroller of the Currency. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among others, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. The examination process and the regulators' associated supervisory tools could materially impact the conduct, growth and profitability of the Corporation's operations.

Early in 2002, the Corporation announced two restatements affecting previously reported financial results. The Corporation is a defendant in several lawsuits filed after announcement of the restatement related to consolidation of subsidiaries of a third party financial institution as discussed in Note 10 Legal Proceedings in the Notes To Consolidated Financial Statements. The staffs of the Securities and Exchange Commission and the Federal Reserve Board have informed the Corporation that they are conducting inquiries into the transactions that are the subject of such restatement. The Corporation is cooperating with these inquiries. In addition, the reputational risk created by the restatements may have consequences to the Corporation in such areas as business generation and retention, funding and liquidity that cannot be predicted at this time.

Additional information is included in Item 1 of the Corporation's 2001 Annual Report on Form 10-K.

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

COMPETITION
PNC operates in a highly competitive environment, both in terms of the products and services offered and the geographic markets in which PNC conducts business. This environment could become even more competitive in the future. The Corporation competes with local, regional and national banks, thrifts, credit unions and non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, venture capital firms, mutual fund complexes and insurance companies, as well as other entities that offer financial and processing services, and through alternative delivery channels such as the World Wide Web. Technological advances and legislation, among other changes, have lowered barriers to entry, have made it possible for non-bank institutions to offer products and services that traditionally have been provided by banks, and have increased the level of competition faced by the Corporation. Many of the Corporation's competitors benefit from fewer regulatory constraints and lower cost structures, allowing for more competitive pricing of products and services.

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

ASSET MANAGEMENT PERFORMANCE
Asset management revenue is primarily based on a percentage of the value of assets under management and performance fees expressed as a percentage of the returns realized on assets under management. A decline in the value of debt and equity instruments, among other things, could cause asset management revenue to decline. Weak equity markets over a sustained period have negatively impacted investment performance and asset management revenues. These conditions are expected to continue at least until equity markets improve for a sustained period.

Investment performance is an important factor for the level of assets under management. Poor investment performance could impair revenue and growth in managed assets as existing clients might withdraw funds in favor of better performing products. Also, performance fees could be lower or nonexistent. Additionally, the ability to attract funds from existing and new clients might diminish.

FUND SERVICING
Fund servicing fees are primarily based on the market value of the assets and the number of shareholder accounts administered by the Corporation for its clients. A rise in interest rates or a sustained weakness or further weakening or volatility in the debt and equity markets could influence an investor's decision to invest or maintain an investment in a mutual fund. As a result, fluctuations may occur in the level or value of assets that the Corporation has under administration. A significant investor migration from mutual fund investments could have a negative impact on the Corporation's revenues by reducing the assets and the number of shareholder accounts it administers. There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of existing or potential fund servicing clients. In addition, the fund servicing business has been characterized recently by intense competition, pricing pressure and changes in product mix that have negatively impacted operating margins. These conditions are expected to continue at least until equity markets improve for a sustained period.

ACQUISITIONS
The Corporation expands its business from time to time by acquiring other financial services companies. Factors pertaining to acquisitions that could adversely affect the Corporation's business and earnings include, among others, anticipated cost savings or potential revenue enhancements that may not be fully realized or realized within the expected time frame; key employee, customer or revenue loss following an acquisition that may be greater than expected; and costs or difficulties related to the integration of businesses that may be greater than expected. See PNC Business Credit discussion within this Financial Review for further information on risks associated with the NBOC acquisition.

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

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk, operational risk and risk associated with trading activities, financial derivatives and "off-balance-sheet" activities. PNC has risk management processes designed to provide for risk identification, measurement and monitoring.

CREDIT RISK
Credit risk represents the possibility that a borrower, counterparty or insurer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into financial derivative transactions. The Corporation seeks to manage credit risk through, among others, diversification, limiting credit exposure to any single industry or customer, requiring collateral, selling participations to third parties, and purchasing credit-related derivatives.

NONPERFORMING, PAST DUE AND POTENTIAL PROBLEM ASSETS
Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

NONPERFORMING ASSETS BY TYPE
                                         March 31    December 31
Dollars in millions                          2002         2001
-----------------------------------------------------------------
Nonaccrual loans
   Commercial                                $225         $188
   Commercial real estate                       5            4
   Consumer                                     2            3
   Residential mortgage                         6            5
   Lease financing                             13           11
-----------------------------------------------------------------
     Total nonaccrual loans                   251          211
Nonperforming loans held for sale (a)         175          169
Foreclosed assets
   Commercial real estate                       1            1
   Residential mortgage                         3            3
   Other                                        8            7
-----------------------------------------------------------------
     Total foreclosed assets                   12           11
-----------------------------------------------------------------
   Total nonperforming assets                $438         $391
=================================================================
Nonaccrual loans to total loans               .65%         .56%
Nonperforming assets to total loans,
  loans held for sale and foreclosed
  assets                                     1.04          .93
Nonperforming assets to total assets          .66          .56
===================================================================

(a) Includes $6 million of a troubled debt restructured loan held for sale at December 31, 2001.

Of the total nonaccrual loans at March 31, 2002, 51% are related to PNC Business Credit. These loans are to borrowers, many of which have weaker credit risk ratings. Increases in nonperforming assets in this business are to be expected at this point in the economic cycle. Such loans are secured by accounts receivable, inventory, machinery and equipment, and other collateral. The estimated value of collateral typically exceeds the amount of credit extended to provide protection in the event that some collateral assets may not be collectable or their full value may not be realizable. This secured position is intended to help mitigate risk of loss on these loans by reducing the reliance on cash flows for repayment. The above table excludes nonperforming equity management assets carried at estimated fair value of $18 million at both March 31, 2002 and December 31, 2001, and included in other assets on the Consolidated Balance Sheet.

The amount of nonaccrual loans that were current as to principal and interest was $133 million at March 31, 2002 and $93 million at December 31, 2001. The amount of nonperforming loans held for sale that were current as to principal and interest was $45 million at March 31, 2002 and $8 million at December 31, 2001.

NONPERFORMING ASSETS BY BUSINESS
                                            March 31  December 31
In millions                                     2002        2001
------------------------------------------------------------------
Regional Community Banking                       $59         $52
Corporate Banking                                191         220
PNC Real Estate Finance                           12           6
PNC Business Credit                              172         109
PNC Advisors                                       4           4
------------------------------------------------------------------
  Total nonperforming assets                    $438        $391
==================================================================

At March 31, 2002, Corporate Banking, PNC Real Estate Finance and PNC Business Credit had nonperforming loans held for sale of $127 million, $6 million and $42 million, respectively, which are included in the table above.

CHANGE IN NONPERFORMING ASSETS
In millions                                    2002        2001
------------------------------------------------------------------
January 1                                     $391        $372
Transferred from accrual                       232         171
Returned to performing                         (18)        (13)
Principal reductions                           (63)        (38)
Asset sales                                    (69)        (17)
Charge-offs and other                          (35)        (89)
------------------------------------------------------------------
   March 31                                   $438        $386
===================================================================

A sustained weakness or further weakening of the economy, or other factors that affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. See the Forward-Looking Statements section of this Financial Review for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

ACCRUING LOANS AND LOANS HELD FOR SALE PAST DUE 90 DAYS OR MORE

                                            Percent of Total
                            Amount            Outstandings
                      -------------------------------------------
                      March 31     Dec. 31 March 31     Dec. 31
Dollars in millions       2002        2001     2002        2001
----------------------------------------------------------------
Commercial                 $34        $54      .21%        .36%
Commercial real
  estate                     4         11      .16         .46
Consumer                    41         36      .44         .39
Residential mortgage        55         56     1.01         .88
Lease financing              2          2      .05         .05
-----------------------------------------
 Total loans               136        159      .35         .42
Loans held for sale         35         33      .96         .79
-----------------------------------------
  Total loans and
     loans held for
     sale                 $171       $192      .41         .46
================================================================


Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months, totaled $246 million and $106 million, respectively, at March 31, 2002. Approximately two-thirds of these loans are in the PNC Business Credit portfolio and all of the loans held for sale relate to the institutional lending repositioning.

ALLOWANCE FOR CREDIT LOSSES
The Corporation maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is determined based on quarterly assessments of the probable estimated losses inherent in the loan portfolio and is in compliance with applicable regulatory standards and generally accepted accounting principles. The methodology for measuring the appropriate level of the allowance consists of several elements, including specific allocations to impaired loans, allocations to pools of non-impaired loans and unallocated reserves. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Specific allowances are established for all loans considered impaired by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Specific allowances are determined by PNC's Special Asset Committee based on an analysis of the present value of the loan's expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the loan's collateral.

Allocations to non-impaired commercial loans (pool reserve allocations) are assigned to pools of loans as defined by PNC's internal risk rating categories. The pool reserve methodology's key elements include expected default probabilities ("EDP"), loss given default ("LGD") and expected commitment usage. EDPs are derived from historical default analyses and are a function of the borrower's risk rating grade and loan tenor. LGDs are derived from historical loss data and are a function of the loan's collateral value and other structural factors that may affect the ultimate ability to collect the loan. The final non-impaired loan reserve allocations are based on this methodology and management's judgment of other relevant factors which may include, among others, regional and national economic conditions, business segment and portfolio concentrations, historical versus estimated future losses and the volatility of PNC's historic loss trends.

This methodology is sensitive to changes in key risk parameters such as EDPs and LGDs. In general, a given change in any of the major risk parameters will have a commensurate change in the pool reserve allocations to non-impaired commercial loans. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the distribution of loan tenor will contribute to the final pool reserve allocations.

Consumer and residential mortgage loan allocations are made at a total portfolio level by consumer product line based on historical loss experience adjusted for volatility, current economic conditions and other relevant factors.

While PNC's specific and pool reserve methodologies strive to reflect all risk factors, there continues to be certain elements of risk associated with, but not limited to, potential estimation and judgmental errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in the risk measures or characteristics of the portfolio due to inherent lags in information. Unallocated reserves are established to provide coverage for such risks.


Senior management's Reserve Adequacy Committee provides oversight for the allowance evaluation process, including quarterly evaluations and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                        March 31, 2002       December 31, 2001
                     --------------------- -----------------------
                                 Loans to              Loans to
Dollars in millions    Allowance Total Loans Allowance Total Loans
------------------------------------------------------------------
Commercial                $569      42.7%       $467       40.0%
Commercial
  real estate               67       6.4          67        6.3
Consumer                    43      24.3          49       24.1
Residential
  mortgage                  11      14.1           8       16.8
Other                       22      12.5          39       12.8
-----------------------------------------------------------------
Total                     $712      100%        $630       100%
=================================================================

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $143 million at March 31, 2002 and December 31, 2001 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 20% of the total allowance and .37% of total loans at March 31, 2002, compared with 23% and .38%, respectively, at December 31, 2001.

The provision for credit losses for the first three months of 2002 and the evaluation of the allowance for credit losses as of March 31, 2002 reflected changes in loan portfolio composition, the net impact of downsizing credit exposure and changes in asset quality.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                     2002      2001
-----------------------------------------------------------------
January 1                                       $630      $675
Charge-offs                                      (57)      (91)
Recoveries                                        16        11
-----------------------------------------------------------------
   Net charge-offs                               (41)      (80)
Provision for credit losses                       82        80
Acquired allowance (NBOC acquisition)             41
-----------------------------------------------------------------
   March 31                                     $712      $675
=================================================================

The allowance as a percent of nonaccrual loans and total loans was 284% and 1.85%, respectively, at March 31, 2002 compared with 299% and 1.66%, respectively, at December 31, 2001. Excluding the portion of the reserve specifically allocated for the apparent fraud related to Market Street, these ratios were 265% and 1.73%, respectively, at the end of the first quarter of 2002. See additional discussion elsewhere in this Financial Review for further information regarding Market Street.

CHARGE-OFFS AND RECOVERIES
                                                            Percent of
Three months ended March 31                       Net         Average
Dollars in millions     Charge-offs Recoveries Charge-offs     Loans
---------------------------------------------------------------------
2002
Commercial                  $39       $10         $29       .72%
Commercial real
  estate                      2                     2       .33
Consumer                     10         4           6       .26
Residential mortgage          1         1
Lease financing               5         1           4       .37
------------------------------------------------------
   Total                    $57       $16         $41       .43
====================================================================
2001
Commercial                  $78        $6         $72      1.40%
Consumer                     10         5           5       .22
Lease financing               3                     3       .31
------------------------------------------------------
   Total                    $91       $11         $80       .65
====================================================================

CREDIT DEFAULT SWAPS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At March 31, 2002, credit default swaps of $169 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities.

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

Interest rate risk is centrally managed by Asset and Liability Management. The Corporation actively measures and monitors components of interest rate risk including term structure or repricing risk, yield curve risk, basis risk and options risk. The Corporation measures and manages both the short-term and long-term effects of changing interest rates. An income simulation model measures the sensitivity of net interest income to changing interest rates over the next twenty-four month period. An economic value of equity model measures the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

The income simulation model measures the direction and magnitude of changes in net interest income resulting from changes in interest rates. Forecasting net interest income and its sensitivity to changes in interest rates requires that the Corporation make assumptions about the volume and characteristics of new business and the behavior of existing positions. These business assumptions are based on the Corporation's experience, business plans and published industry experience. Key assumptions employed in the model include prepayment speeds on mortgage-related assets and consumer loans, loan volumes and pricing, deposit volumes and pricing, the expected life and repricing characteristics of loans and deposits without maturity dates, and management's financial and capital plans.

Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income or precisely predict the effect on net interest income of higher or lower interest rates. Actual results will differ from simulated results due to, among others, the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies.

The Corporation models interest rate scenarios covering a wider range of rate movements to identify yield curve, term structure and basis risk exposures. These scenarios are developed based on historical rate relationships or management's expectations regarding the future direction and level of interest rates. The frequency of modeling these scenarios varies depending upon market conditions and other factors. Such analyses are used to identify risk and develop strategies.

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

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period and that the economic value of equity should not decline by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. In the scenario with a 200 basis point decline in interest rates, rates are reduced to not less than zero. Policy exceptions, if any, are reported to the Finance Committee of the Board of Directors.

At March 31, 2002, the Corporation was outside of Board-approved policy limits assuming a gradual, parallel 100 basis point decrease in interest rates over the next twelve months. In the current low rate environment, the probability of an additional 100 basis point decline in rates is considered less likely than usual. Therefore, management's actions have focused on attempting to reduce the effects of significantly higher interest rates on the Corporation's net interest income and economic value of equity and on the effects of more modest interest rate declines.

Management has kept the Finance Committee of the Board of Directors apprised of the Corporation's risk position and continues to model and report the results of this and other interest rate scenarios.

The following table sets forth the sensitivity results for the quarters ended March 31, 2002 and 2001.

INTEREST SENSITIVITY ANALYSIS
                                          March 31   March 31
                                              2002       2001
----------------------------------------------------------------
NET INTEREST INCOME SENSITIVITY SIMULATION
   Effect on net interest income from
     gradual interest rate change over
     following 12 months of:
     100 basis point increase                 (0.2)%     (0.7)%
     100 basis point decrease                 (3.7)%      0.1%

ECONOMIC VALUE OF EQUITY SENSITIVITY MODEL
   Effect on value of on- and off-balance-sheet
     positions as a percentage of assets from
     instantaneous change in interest rates of:
     200 basis point increase                 (1.0)%     (1.1)%
     200 basis point decrease                  0.4%       0.1%
KEY PERIOD-END INTEREST RATES
   One month LIBOR                            1.88%      5.08%
   Three-year swap                            4.73%      5.07%
================================================================

LIQUIDITY RISK
Liquidity represents the Corporation's ability to obtain cost-effective funding to meet the needs of customers as well as the Corporation's financial obligations. Liquidity is centrally managed by Asset and Liability Management, with oversight provided by the Executive Asset and Liability Committee and the Finance Committee of the Board of Directors.

The Corporation's main sources of funds to meet its liquidity requirements are its core deposit base, access to the capital markets, sale of liquid assets, secured advances from the Federal Home Loan Bank and the capability to securitize assets for sale.

Access to capital markets is in part based on the Corporation's credit ratings, which are influenced by a number of factors including capital ratios, asset quality and earnings. Additional factors that impact liquidity include the maturity structure of existing assets, liabilities, and off-balance-sheet positions, the level of liquid securities and loans available for sale, regulatory capital classification, and the Corporation's ability to securitize and sell various types of loans.

Liquid assets consist of short-term investments and securities available for sale. At March 31, 2002, such assets totaled $12.8 billion, with $7.0 billion pledged as collateral for borrowings, trust and other commitments. Secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A. ("PNC Bank"), PNC's principal bank subsidiary, is a member, are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At March 31, 2002, approximately $9.4 billion of residential mortgages and other real-estate related loans were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

Liquidity for the parent company and subsidiaries is generated through the issuance of securities in public or private markets and lines of credit. At March 31, 2002, the Corporation had unused capacity under effective shelf registration statements of approximately $3.3 billion of debt or equity securities and $400 million of trust preferred capital securities. The Corporation had an unused line of credit of $460 million at March 31, 2002.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank. PNC Bank's dividend level may be impacted by its capital needs, supervisory policies, corporate policies, contractual restrictions and other factors. Also, there are legal limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by all bank subsidiaries was $59 million at March 31, 2002. Management expects PNC Bank's dividend capacity relative to such legal limitations to increase further by the retention of earnings during the remainder of 2002.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of March 31, 2002, the parent company had approximately $700 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. Management believes the parent company has sufficient liquidity available from sources other than dividends from PNC Bank to meet current obligations to its debt holders, vendors, and others and to pay dividends at current rates through 2002.

OPERATIONAL RISK
The Corporation is exposed to a variety of operational risks that can affect each of its business activities. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The risk of loss also includes the potential legal actions that could result from operational deficiencies or noncompliance with regulations governing PNC.

PNC monitors and evaluates operational risk on an ongoing basis via systems of internal control, formal Corporate-wide policies and procedures, and an internal audit function. In addition, in April 2002 the Corporation created a new position, Chief Risk Officer. The Chief Risk Officer will direct credit policy, balance sheet risk management, operational risk, audit, compliance, and regulatory affairs, with the aim to help PNC sharpen its strategic focus and integrated coordination of all risk management activities throughout the Corporation.

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies. Net trading income was $24 million for the first three months of 2002 compared with $38 million for the first three months of 2001. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential loss due to a two standard deviation, one-day move in interest rates. The combined period-end value-at-risk of all trading operations using this measurement was estimated as less than $.6 million at March 31, 2002.


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

As required, effective January 1, 2001, the Corporation implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The 2001 cumulative effect of the change in accounting principle resulting from the adoption of SFAS No. 133 was an after-tax charge of $5 million reported in the consolidated income statement and an after-tax accumulated other comprehensive loss of $4 million reported in the consolidated balance sheet.

Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR. Total rate of return swaps are agreements with a counterparty to exchange an interest rate payment for the total rate of return on a specified reference index calculated on a notional amount. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. Interest rate futures contracts are exchange-traded agreements to make or take delivery of a financial instrument at an agreed upon price and time and are settled in cash daily.

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

The following table sets forth changes, during the first three months of 2002, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133.

FINANCIAL DERIVATIVES ACTIVITY

                                            December 31                                                 March 31  Weighted-Average
Dollars in millions                                2001    Additions   Maturities   Terminations            2002        Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                               $6,748       $2,000       $(750)        $(2,600)         $5,398    3 yrs. 9 mos.
     Pay fixed                                      107                                                      107   3 yrs. 10 mos.
     Basis swaps                                     87                                      (30)             57    6 yrs. 6 mos.
   Interest rate caps                                25                                                       25    4 yrs. 2 mos.
   Interest rate floors                               7                                                        7     3 yrs. 1 mo.
   Futures contracts                                398                                     (158)            240           7 mos.
----------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                                 7,372        2,000        (750)         (2,788)          5,834
----------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
   Interest rate swaps                              105          281                        (218)            168   10 yrs. 9 mos.
   Total rate of return swaps                       150           75         (75)                            150            1 mo.
----------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management                      255          356         (75)           (218)            318
----------------------------------------------------------------------------------------------------------------

  Total                                          $7,627       $2,356       $(825)        $(3,006)         $6,152
===================================================================================================================================

The following table sets forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133 at March 31, 2002. Weighted-average interest rates presented are based on the implied forward yield curve at March 31, 2002.

FINANCIAL DERIVATIVES - 2002
                                                                                                      Weighted-Average Interest
                                                                                                                 Rates
                                                                             Notional               ------------------------------
March 31, 2002 - dollars in millions                                           Value    Fair Value      Paid        Received
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                       $2,985           $20       4.09%           4.61%
      Pay fixed designated to loans                                              107           (5)       5.88            4.95
      Basis swaps designated to loans                                             57                     5.74            5.67
    Interest rate caps designated to loans (b)                                    25                       NM              NM
    Interest rate floors designated to loans (c)                                   7                       NM              NM
    Futures contracts designated to loans                                        240                       NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                            3,421            15
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                               2,413            94       5.47            5.94
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                        2,413            94
---------------------------------------------------------------------------------------------------
    Total interest rate risk management                                        5,834           109
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale
 (a)                                                                             168             2       5.94            6.19
 Pay total rate of return swaps designated to loans held for
 sale (a)                                                                        150             1       5.80            1.48
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                            318             3
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                   $6,152          $112
===================================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 57% were based on 1-month LIBOR, 42% on 3-month LIBOR and the remainder on other short-term indices.

(b) Interest rate caps with notional values of $15 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.40%. In addition, interest rate caps with notional values of $6 million require the counterparty to pay the excess, if any, of 1-month LIBOR over a weighted-average strike of 6.00%. The remainder is based on other short-term indices. At March 31, 2002, 3-month LIBOR was 2.03% and 1-month LIBOR was 1.88%.

(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. The remainder is based on other short-term indices. At March 31, 2002, 3-month LIBOR was 2.03%.

NM- Not meaningful

The following table sets forth the notional value and the fair value of financial derivatives used for risk management at December 31, 2001. Weighted-average interest rates presented are based on the implied forward yield curve at December 31, 2001.


FINANCIAL DERIVATIVES - 2001

                                                                                                   Weighted-Average Interest Rates
                                                                            Notional              ---------------------------------
December 31, 2001 - dollars in millions                                      Value      Fair Value      Paid          Received
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                     $4,335            $132       3.35%           5.23%
      Pay fixed designated to loans                                            107             (5)       5.88            4.66
      Basis swaps designated to loans                                           87                       5.49            5.42
    Interest rate caps designated to loans (b)                                  25                          NM              NM
    Interest rate floors designated to loans (c)                                 7                          NM              NM
    Futures contracts designated to loans                                      398                          NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                          4,959             127
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                             2,413             135       5.20            5.94
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                      2,413             135
---------------------------------------------------------------------------------------------------
    Total interest rate risk management                                      7,372             262
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (a)           105               1       5.52            5.82
 Pay total rate of return swaps designated to loans held for sale (a)          150                       5.89            1.39
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                          255               1
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                 $7,627            $263
===================================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 65% were based on 1-month LIBOR, 34% on 3-month LIBOR and the remainder on other short-term indices.
(b) Interest rate caps with notional values of $15 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.40%. In addition, interest rate caps with notional values of $6 million require the counterparty to pay the excess, if any, of 1-month LIBOR over a weighted-average strike of 6.00%. The remainder is based on other short-term indices. At December 31, 2001, 3-month LIBOR was 1.88% and 1-month LIBOR was 1.87%.
(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. The remainder is based on other short-term indices. At December 31, 2001, 3-month LIBOR was 1.88%.

NM- Not meaningful

OTHER DERIVATIVES
To accommodate customer needs, PNC enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is primarily managed through offsetting transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, primarily consisting of interest rate floors and caps and basis swaps. Other noninterest income for the first three months of 2002 included approximately $1 million of net gains related to the derivatives held for risk management purposes not designated as accounting hedges.


OTHER DERIVATIVES

                                                                        At March 31, 2002                                 2002
                                               ---------------------------------------------------------------------------------
                                                                         Positive        Negative                        Average
                                                        Notional             Fair            Fair     Net Asset             Fair
In millions                                                Value            Value           Value    (Liability)           Value
--------------------------------------------------------------------------------------------------------------------------------
Customer-related
Interest rate
  Swaps                                                  $20,951             $255          $(274)            $(19)         $(10)
  Caps/floors
    Sold                                                   2,960                             (30)             (30)          (34)
    Purchased                                              2,481               24                              24            27
Foreign exchange                                           4,113               29            (25)               4             3
Other                                                      3,824               68            (56)              12            11
--------------------------------------------------------------------------------------------------------------------------------
 Total customer-related                                   34,329              376           (385)              (9)           (3)
================================================================================================================================
Other risk management and proprietary
Interest rate
  Basis swaps                                              2,255                5                               5             6
  Caps/floors
    Sold                                                                                                                    (22)
    Purchased                                              4,400                                                             22
Other                                                        375                9             (3)               6             6
--------------------------------------------------------------------------------------------------------------------------------
 Total other risk management and proprietary               7,030               14             (3)              11            12
--------------------------------------------------------------------------------------------------------------------------------
    Total other derivatives                              $41,359             $390          $(388)              $2            $9
================================================================================================================================


"OFF-BALANCE-SHEET" ACTIVITIES
PNC has reputation, legal, operational and fiduciary risks in virtually every area of its business, many of which are not reflected in assets and liabilities recorded on the balance sheet, and some of which are conducted through limited purpose entities known as "special purpose entities." These activities are part of the banking business and would be found in most larger financial institutions with the size and activities of PNC. Most of these involve financial products distributed to customers, trust and custody services, and processing and funds transfer services, and the amounts involved can be quite large in relation to the Corporation's assets, equity and earnings. The primary accounting for these activities on PNC's records is to reflect the earned income, operating expenses and any receivables or liabilities for transaction settlements. For example: PNC Bank provides credit and liquidity to customers through loan commitments and letters of credit; BlackRock provides investment advisory and administration services for others through registered investment companies, separate accounts, and other legal entities - additional information about BlackRock is available in its filings with the SEC and may be obtained electronically at the SEC's home page at www.sec.gov; PFPC processes mutual fund transactions, provides securities lending services and maintains custody of certain fund assets; PNC Advisors provides trust services and holds assets for personal and institutional customers; Hilliard Lyons maintains brokerage assets of customers; and Columbia Housing administers and manages funds that invest in affordable housing projects that generate tax credits to investors; among other activities. In addition to these activities, PNC has other activities or financial interests that involve credit risk and market risk (including interest rate risk) that are not fully reflected on the balance sheet. The most significant of these activities include the following:

- PNC provides administrative services, a portion of the program-level credit enhancement, and participates with other banks in providing liquidity facilities to Market Street.

-    Loan commitments and letters of credit.

- Financial derivatives -- see Financial Derivatives in the Risk Management section of this Financial Review.

- Loan securitization and servicing activities. See Note 3 NBOC acquisition in the Consolidated Financial Statements for additional information.

Except to the extent inherent in customary activities such as those described above, PNC does not use off-balance-sheet entities to fund its business operations. The Corporation does not capitalize any off-balance-sheet entity with PNC stock and has no commitments to provide financial backing to any such entity by issuing PNC stock.

The accounting for special purpose entities is currently under review by the Financial Accounting Standards Board and the conditions for consolidation or non-consolidation of such entities could change.

MARKET STREET FUNDING CORPORATION
Market Street is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests in pools of receivables from U.S. corporations unaffiliated with PNC that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $5.2 billion at March 31, 2002.

PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and participates with other banks in providing liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a revolving credit facility with a five year term expiring December 31, 2004. At March 31, 2002, approximately $160 million was outstanding on this facility. An additional $480 million was provided by a major insurer. Also at March 31, 2002, Market Street had liquidity facilities supporting individual pools of receivables totaling $7.0 billion, of which $5.8 billion are provided by PNC Bank. At March 31, 2002, none of the $5.8 billion of liquidity facilities had been drawn. In April 2002, PNC funded approximately $50 million to Market Street under a liquidity facility agreement as discussed elsewhere in this Financial Review.

As Market Street's program administrator, PNC received fees of $3.4 million for the three months ended March 31, 2002. Commitment fees related to PNC's portion of the liquidity facilities amounted to $2.3 million for the first quarter of 2002.


SECURITIZATIONS
From time to time the Corporation has sold loans in secondary market securitization transactions. The Corporation uses securitizations to manage various balance sheet risks. Also, in such securitization transactions, the Corporation may retain certain interest-only strips and servicing rights that were created in the sale of the loans. The Corporation's liquidity is not dependent on securitizations. As previously reported, in March 2001 PNC securitized $3.8 billion of residential mortgage loans by selling the loans into a trust with PNC retaining 99% or $3.7 billion of the certificates. The 1% interest in the trust was purchased by a publicly-traded entity managed by a subsidiary of PNC. A substantial portion of the entity's purchase price was financed by PNC. The reclassification of these loans to securities increased the liquidity of the assets and was consistent with PNC's on-going balance sheet restructuring. At the time of the securitization, gains of $25.9 million were deferred and were recognized when principal payments were received or the securities sold to third parties. At December 31, 2001, these securities had been reduced to $1.3 billion through sales and principal payments and the remaining deferred gains were $7.8 million. In the first quarter of 2002, the remaining securities were sold. The deferred gain remaining at the time of sale of $6.0 million was recognized as other noninterest income.

FORWARD-LOOKING STATEMENTS

This report contains, and other statements that the Corporation may make may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook or expectations for earnings, revenues, asset quality, share repurchases, or other future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "predict," "position," "poised," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. Forward-looking statements speak only as of the date they are made, and the Corporation assumes no duty to update forward-looking statements. In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) The resolution of disputes over certain closing date adjustments related to the sale of the residential mortgage banking business;
(2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in: a deterioration in credit quality and increased credit losses; an adverse effect on the allowance for credit losses; a reduction in demand for credit or fee-based products and services, net interest income, value of assets under management and assets serviced, value of venture capital investments and of other debt and equity investments, value of loans held for sale or value of other on-balance-sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;
(3)  relative investment performance of assets under management;
(4) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, the timing and pricing of any sales of loans held for sale, and PNC's inability to realize cost savings or revenue enhancements, implement integration plans and other consequences of mergers, acquisitions, restructurings and divestitures;
(5) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;
(6)  the impact of increased competition;
(7) the means PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and investments in PNC businesses;
(8)  the inability to manage risks inherent in PNC's business;
(9)  the unfavorable resolution of legal proceedings or government inquiries;
(10) the denial of insurance coverage for claims made by PNC;
(11) an increase in the number of customer or counterparty delinquencies, bankruptcies or defaults that could result in, among other things, increased credit and asset quality risk, a higher loan loss provision and reduced profitability;
(12) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;
(13) actions of the Federal Reserve Board, legislative and regulatory reforms, and regulatory, supervisory or enforcement actions of government agencies; and
(14) terrorist activities, including the September 11th terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and PNC. The Corporation cannot predict the severity or duration of effects stemming from such activities or any actions taken in connection with them.

Some of the above factors are described in more detail in the Overview and Risk Factors sections of this Financial Review and factors relating to credit risk, interest rate risk, liquidity risk, operational risk, trading activities, financial and other derivatives and "off-balance-sheet" activities are discussed in the Risk Management section of this Financial Review. Other factors are described elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data

Unaudited                                                                                                  2002           2001
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                                                    $599           $981
Securities                                                                                                  177            122
Loans held for sale                                                                                          52             37
Other                                                                                                        30             32
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                                                    858          1,172
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                                    176            397
Borrowed funds                                                                                               92            221
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                                   268            618
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                                                      590            554
Provision for credit losses                                                                                  82             80
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                                                     508            474
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                                                            221            223
Fund servicing                                                                                              196            195
Service charges on deposits                                                                                  54             50
Brokerage                                                                                                    55             54
Consumer services                                                                                            55             55
Corporate services                                                                                          118             76
Equity management                                                                                            (2)           (39)
Net securities gains                                                                                          4             29
Other                                                                                                        73             72
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                                 774            715
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                                               430            421
Net occupancy                                                                                                58             53
Equipment                                                                                                    68             57
Marketing                                                                                                    13              9
Distributions on capital securities                                                                          15             17
Other                                                                                                       207            224
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                                                791            781
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before minority interest
   and income taxes                                                                                         491            408
Minority interest in income of consolidated entities                                                         10              8
Income taxes                                                                                                164            135
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                                                        317            265
Income from discontinued operations (less applicable income
   taxes of $0)                                                                                                              5
----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change                                                    317            270
Cumulative effect of accounting change (less applicable
   income tax benefit of $2)                                                                                                (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                              $317           $265
===================================================================================================================================

EARNINGS PER COMMON SHARE
Continuing operations and net income
Basic                                                                                                    $1.12            $.90
Diluted                                                                                                   1.11             .89

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                                                      283             289
Diluted                                                                                                    285             293
===================================================================================================================================





See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.


In millions, except par value                                                              March 31           December 31
Unaudited                                                                                      2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $2,786                $4,327
Short-term investments                                                                        2,105                 1,335
Loans held for sale                                                                           3,648                 4,189
Securities                                                                                   11,092                13,908
Loans, net of unearned income of $1,136 and $1,164                                           38,539                37,974
   Allowance for credit losses                                                                 (712)                 (630)
-----------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 37,827                37,344
Goodwill                                                                                      2,315                 2,036
Other intangible assets                                                                         344                   337
Other                                                                                         6,447                 6,092
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $66,564               $69,568
===================================================================================================================================
LIABILITIES
Deposits
   Noninterest-bearing                                                                       $8,686               $10,124
   Interest-bearing                                                                          36,224                37,180
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          44,910                47,304
Borrowed funds
   Federal funds purchased                                                                       34                   167
   Repurchase agreements                                                                        827                   954
   Bank notes and senior debt                                                                 5,480                 6,362
   Federal Home Loan Bank borrowings                                                          1,787                 2,047
   Subordinated debt                                                                          2,275                 2,298
   Other borrowed funds                                                                         585                   262
-----------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                    10,988                12,090
Other                                                                                         3,656                 3,333
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         59,554                62,727
-----------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                               183                   170

Mandatorily redeemable capital securities of subsidiary trusts                                  848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                   1                     1
Common stock - $5 par value
   Authorized 800 shares
   Issued 353 shares                                                                          1,764                 1,764
Capital surplus                                                                               1,090                 1,077
Retained earnings                                                                             6,730                 6,549
Deferred benefit expense                                                                        (15)                  (16)
Accumulated other comprehensive (loss) income                                                   (30)                    5
Common stock held in treasury at cost: 69 and 70 shares                                      (3,561)               (3,557)
-----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 5,979                 5,823
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, capital securities and
   shareholders' equity                                                                     $66,564               $69,568
===================================================================================================================================



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.


Three months ended March 31 - in millions
Unaudited                                                                                             2002            2001
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $317             $265
Income from discontinued operations                                                                                      (5)
Cumulative effect of accounting change                                                                                    5
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      317              265
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                          82               80
   Depreciation, amortization and accretion                                                             10               80
   Deferred income taxes                                                                               125              114
   Securities transactions                                                                              (4)             (28)
   Valuation adjustments                                                                                37                8
Change in
   Loans held for sale                                                                                 728             (124)
   Other                                                                                              (717)            (245)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         578              150
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                    224              (64)
Repayment of securities                                                                                826              265
Sales
   Securities                                                                                        4,500            4,958
   Loans                                                                                               478            1,161
   Foreclosed assets                                                                                     1                5
Purchases
   Securities                                                                                       (2,826)          (7,357)
   Loans                                                                                               (13)            (110)
Net cash (paid) received for divestitures/acquisitions                                              (1,676)             503
Other                                                                                                  (39)              71
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                                1,475             (568)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                     (1,438)             (59)
   Interest-bearing deposits                                                                          (956)            (416)
   Federal funds purchased                                                                            (133)            (642)
   Repurchase agreements                                                                              (127)             223
Sales/issuances
   Federal Home Loan Bank borrowings                                                                                  2,623
   Other borrowed funds                                                                              6,812            9,413
   Common stock                                                                                         35               80
Repayments/maturities
   Bank notes and senior debt                                                                         (870)            (750)
   Federal Home Loan Bank borrowings                                                                  (260)            (500)
   Subordinated debt                                                                                                   (100)
   Other borrowed funds                                                                             (6,488)          (9,783)
Acquisition of treasury stock                                                                          (33)            (191)
Cash dividends paid                                                                                   (136)            (144)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (3,594)            (246)
-------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                 (1,541)            (664)
     Cash and due from banks at beginning of year                                                    4,327            3,662
-------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $2,786           $2,998
===============================================================================================================================
CASH PAID FOR
     Interest                                                                                         $283             $577
     Income taxes                                                                                       11               29
NON-CASH ITEMS
     Transfer of mortgage loans to securities                                                                         3,775
     Transfer to (from) loans held for sale from (to) loans                                            160               (6)
     Transfer from loans to other assets                                                                 4                3
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

NOTE 1 ACCOUNTING POLICIES
The unaudited consolidated interim financial statements include the accounts of PNC and its subsidiaries, most of which are wholly owned, and other consolidated entities. Such statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

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

The consolidated financial statements, notes to consolidated financial statements and statistical information reflect the residential mortgage banking business, which was sold on January 31, 2001, in discontinued operations, unless otherwise noted.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC's 2001 Annual Report to Shareholders, excerpts from which are included as Exhibit 13 to PNC's 2001 Annual Report on Form 10-K ("2001 Form 10-K").

NOTE 2 DISCONTINUED OPERATIONS
In the first quarter of 2001, PNC closed the sale of its residential mortgage banking business. Certain closing date adjustments are currently in dispute between PNC and the buyer, Washington Mutual Bank, FA. The ultimate financial impact of the sale will not be determined until the disputed matters are finally resolved. See Note 10 Legal Proceedings for additional information.

The income of the residential mortgage banking business, which is presented on one line in the income statement, is as follows:

INCOME FROM DISCONTINUED OPERATIONS

Three months ended March 31 - in millions                  2001
---------------------------------------------------------------
Income from operations, after tax                           $15
Net loss on sale of business, after tax                     (10)
---------------------------------------------------------------
 Total income from discontinued operations                   $5
===============================================================

There were no net assets of the residential mortgage banking business remaining at either March 31, 2002 or December 31, 2001.

NOTE 3 NBOC ACQUISITION
In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. With this acquisition, PNC Business Credit established six new marketing offices and enhanced its presence as one of the premier asset-based lenders for the middle market customer segment. The transaction was designed to allow PNC to acquire the higher-quality portion of the portfolio, and provide NBOC a means for the orderly liquidation and exit of the remaining portfolio.

PNC acquired 245 lending customer relationships representing approximately $2.6 billion of credit exposure including $1.5 billion of loan outstandings with the balance representing unfunded loan commitments. PNC also acquired certain other assets and assumed liabilities resulting in a total acquisition cost of approximately $1.8 billion that was paid primarily in cash. Goodwill recorded was approximately $277 million, of which approximately $101 million is non-deductible for federal income tax purposes. The results of the acquired business have been included in results of operations for PNC Business Credit since the acquisition date.

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $670 million of credit exposure including $463 million of outstandings, which will be serviced by PNC for an 18-month term unless a different date is mutually agreed upon. The Serviced Portfolio retained by NBOC primarily represents the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. The loans are either to borrowers with deteriorating trends or with identified weaknesses which if not corrected could jeopardize full satisfaction of the loans or in industries to which PNC Business Credit wants to limit its exposure. Approximately $138 million of the Serviced Portfolio outstandings were nonperforming on the acquisition date. At the end of the servicing term, NBOC has the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy is to aggressively liquidate the Serviced Portfolio during the servicing term. PNC intends to sell or otherwise liquidate any remaining loans in the event NBOC puts them to PNC at the end of the servicing term.

NBOC retains significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbs realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. If during the servicing term the realized credit losses in the Serviced Portfolio exceed $50 million plus the specific reserves, then PNC Business Credit will advance cash to NBOC for these excess losses ("Excess Loss Payments"). PNC is to be reimbursed by NBOC for any Excess Loss Payments if the Put Option is not exercised. If the Put Option is exercised, the Put Option purchase price will be reduced by the amount of any Excess Loss Payments.

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. The Put Option liability will be revalued on a quarterly basis by the independent valuation firm with changes in the value included in earnings. At March 31, 2002 the Put Option liability was approximately $107 million. The $5 million reduction from the acquisition date amount was recognized in earnings for the first quarter as other noninterest income.

If the Put Option is exercised, then PNC would record the loans acquired as loans held for sale at the purchase price less the balance of the Put Option liability at that date, which should approximate fair value. The Put Option purchase price will be NBOC's outstanding principal balance for the loans remaining in the Serviced Portfolio adjusted for the realized credit losses during the servicing term and Excess Loss Payments, if applicable. If realized credit losses are less than $50 million, the difference between $50 million and the actual realized credit losses will be deducted from NBOC's outstanding principal balance to establish the Put Option purchase price. If realized credit losses were to exceed $50 million plus the specific reserves used, the Excess Loss Payments made by PNC Business Credit to NBOC will be deducted from NBOC's outstanding principal balance in determining the Put Option purchase price.

At March 31, 2002, the valuation firm estimated that loans outstanding in the Serviced Portfolio at the put date would be $332.5 million and that estimated credit losses on liquidating the Serviced Portfolio would be $56.5 million including $12.1 million during the servicing term. Using these and other assumptions, if the Put were exercised at the end of the servicing term, PNC would record the acquired loans at $165 million. Actual results may differ materially from these assumptions.

Prior to closing of the acquisition, PNC Business Credit transferred $49 million of nonperforming loans to NBOC in a transaction accounted for as a financing. Those loans are subject to the terms of the servicing agreement and are included in the Serviced Portfolio amounts set forth above. The loans were transferred to loans held for sale on PNC's balance sheet at a loss of $9.9 million, which was recognized as a charge-off in the first quarter of 2002. The carrying amount of those loans held for sale was $33.2 million at March 31, 2002 and is included in PNC's nonperforming assets. Excluding these loans, the Serviced Portfolio in January 2002 was $620 million of credit exposure including $413 million of outstandings of which $88 million was nonperforming. At March 31, 2002, comparable amounts were $532 million, $385 million, and $110 million, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues regarding the impairment of long-lived assets. The standard was effective January 1, 2002 and is not expected to have a material impact on the Corporation's consolidated financial statements.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS
Effective January 1, 2002, the Corporation implemented SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from the amortization of goodwill to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis.

In accordance with SFAS No. 142, the Corporation identified its reporting unit structure for goodwill impairment testing purposes as of January 1, 2002. Management performed the first step of the transitional goodwill impairment test on its reporting units during the first quarter of 2002. The results of this test indicate no impairment loss as the fair value of the reporting units exceeds the carrying amount of the net assets (including goodwill) in all cases. Fair value was determined by using a discounted cash flow methodology.

As a result of adopting this statement, the Corporation reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate.

The carrying amount of goodwill and other intangible assets, net of amortization, consisted of the following:

GOODWILL AND OTHER INTANGIBLES

                                            March 31 December 31
In millions                                     2002        2001
----------------------------------------------------------------
Goodwill                                      $2,315      $2,036
Customer-related intangibles                     146         138
Commercial mortgage servicing rights             198         199
----------------------------------------------------------------
  Total                                       $2,659      $2,373
================================================================

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2002, are as follows:

CHANGES IN GOODWILL AND OTHER INTANGIBLES

                                          Customer-  Servicing
In millions                      Goodwill    Based      Rights
--------------------------------------------------------------
Balance at December 31, 2001       $2,036     $138        $199
Additions during the quarter          279       13           5
Amortization                                    (5)         (6)
--------------------------------------------------------------
  Balance at March 31, 2002        $2,315     $146        $198
==============================================================

In conjunction with the NBOC acquisition, PNC Business Credit recorded a customer-based intangible of $12.4 million that will be amortized over seven years. Goodwill recorded in connection with the NBOC acquisition was approximately $277 million, of which approximately $101 million is non-deductible for federal tax purposes.


Amortization expense on intangible assets during the first quarter of 2002 was approximately $11 million. Amortization expense on existing intangible assets for the remainder of 2002 and for 2003, 2004, 2005, 2006 and 2007 is estimated to be $35 million, $43 million, $40 million, $37 million, $35 million and $33 million, respectively.

The following table sets forth reported and pro forma income from continuing operations and basic and diluted earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the previous period.

PRO FORMA EFFECTS

Three months ended March 31
In millions, except per share data              2002      2001
--------------------------------------------------------------
Reported income from continuing
  operations                                    $317      $265
Goodwill amortization, net of taxes                         23
--------------------------------------------------------------
  Pro forma income from continuing
    operations                                  $317      $288
--------------------------------------------------------------
Basic earnings per share
  Reported, from continuing operations         $1.12      $.90
  Goodwill amortization, net of taxes                      .08
--------------------------------------------------------------
  Pro forma basic earnings per share           $1.12      $.98
--------------------------------------------------------------
Diluted earnings per share
  Reported, from continuing operations         $1.11      $.89
  Goodwill amortization, net of taxes                      .08
--------------------------------------------------------------
  Pro forma diluted earnings per share         $1.11      $.97
==============================================================

NOTE 6 CASH FLOWS
During the first three months of 2002, acquisition activity that affected cash flows consisted of $1.736 billion of acquired assets and $60 million of acquired liabilities, resulting in net cash disbursements of $1.676 billion. The 2002 activity consisted solely of the NBOC acquisition as described in Note 3. During the first three months of 2001, divestiture activity that affected cash flows consisted of $383 million of divested net assets and cash receipts of $503 million, both of which were related to the sale of PNC's residential mortgage banking business.

NOTE 7 TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Net trading income for the first three months of 2002 totaled $24 million compared with $38 million for the prior-year period and was included in noninterest income as follows:

DETAILS OF TRADING ACTIVITIES

Three months ended March 31 - in millions      2002       2001
--------------------------------------------------------------
Corporate services                                          $1
Other noninterest income
 Securities underwriting and trading            $17         20
 Derivatives trading                              1         12
 Foreign exchange                                 6          5
--------------------------------------------------------------
Net trading income                              $24        $38
==============================================================

NOTE 8 NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                          March 31   December 31
In millions                                   2002          2001
----------------------------------------------------------------
Nonaccrual loans                              $251          $211
Nonperforming loans held for sale (a)          175           169
Foreclosed assets                               12            11
----------------------------------------------------------------
  Total nonperforming assets (b)              $438          $391
================================================================

(a) Includes a $6 million troubled debt restructured loan held for sale as of December 31, 2001.
(b) Excludes $18 million of equity management assets carried at estimated fair value at March 31, 2002 and December 31, 2001.

NOTE 9 ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses were as follows:

In millions                                    2002          2001
-----------------------------------------------------------------
Allowance at January 1                         $630          $675
Charge-offs
   Commercial                                   (39)          (78)
   Commercial real estate                        (2)
   Consumer                                     (10)          (10)
   Residential mortgage                          (1)
   Lease financing                               (5)           (3)
-----------------------------------------------------------------
     Total charge-offs                          (57)          (91)
Recoveries
   Commercial                                    10             6
   Consumer                                       4             5
   Residential mortgage                           1
   Lease financing                                1
-----------------------------------------------------------------
     Total recoveries                            16            11
-----------------------------------------------------------------
Net charge-offs
   Commercial                                   (29)          (72)
   Commercial real estate                        (2)
   Consumer                                      (6)           (5)
   Lease financing                               (4)           (3)
-----------------------------------------------------------------
       Total net charge-offs                    (41)          (80)
Provision for credit losses                      82            80
Acquired allowance (NBOC acquisition)            41
-----------------------------------------------------------------
   Allowance at March 31                       $712          $675
=================================================================

NOTE 10 LEGAL PROCEEDINGS
Note 24 to the Consolidated Financial Statements included in the Corporation's 2001 Form 10-K describes putative federal securities law class action litigation against the Corporation, certain present or former officers and directors, and its independent auditors for 2001; a dispute over certain closing date purchase price adjustments related to the January 2001 sale of the Corporation's residential mortgage banking business; and regulatory inquiries relating to certain transactions with subsidiaries of a third party financial institution. There were no material developments in any of these matters or in management's assessment of them during the quarter ended March 31, 2002.

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on the Corporation's financial position.

At the present time, management is not in a position to determine whether any pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

NOTE 11 SECURITIES

                                                                     Amortized                       Unrealized               Fair
                                                                                    -------------------------------------
In millions                                                               Cost            Gains               Losses          Value
-----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies                                  $760               $1                   $(7)        $754
   Mortgage-backed                                                       6,836               20                  (121)       6,735
   Asset-backed                                                          2,706                1                   (39)       2,668
   State and municipal                                                      62                2                                 64
   Other debt                                                               73                1                    (1)          73
-----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                              10,437               25                  (168)       10,294
Corporate stocks and other                                                 446                                    (15)          431
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                                 $10,883              $25                 $(183)      $10,725
===================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies                                  $264                                   $(20)         $244
   Asset-backed                                                              8                                                    8
   Other debt                                                               95                                                   95
-----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                                 367                                    (20)          347
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity                                      $367                                   $(20)         $347
===================================================================================================================================
DECEMBER 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies                                  $808               $3                   $(4)         $807
   Mortgage-backed                                                       9,669               37                  (128)        9,578
   Asset-backed                                                          2,799                8                   (31)        2,776
   State and municipal                                                      62                2                                  64
   Other debt                                                               75                1                    (1)           75
-----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                              13,413               51                  (164)       13,300
Corporate stocks and other                                                 264                                    (19)          245
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                                 $13,677              $51                 $(183)      $13,545
-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies                                  $260                                    $(3)         $257
   Asset-backed                                                              8                                                    8
   Other debt                                                               95                                                   95
-----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                                 363                                     (3)          360
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity                                      $363                                    $(3)         $360
===================================================================================================================================

The fair value of total securities at March 31, 2002 was $11.1 billion compared with $13.9 billion at December 31, 2001. Securities represented 17% of total assets at March 31, 2002 compared with 20% at December 31, 2001. The decline in total securities compared with December 31, 2001 was primarily due to the sale of mortgage-backed securities during the first quarter of 2002.

The expected weighted-average life of securities available for sale was 4 years and 4 months at March 31, 2002 compared with 4 years at December 31, 2001.

The securities classified as held to maturity are owned by the subsidiaries of a third party financial institution that are consolidated in PNC's financial statements as described in Note 3 to the Consolidated Financial Statements included in the Corporation's 2001 Form 10-K. The expected weighted-average life of securities held to maturity was 18 years and 9 months at March 31, 2002 and 18 years and 11 months at December 31, 2001.

At March 31, 2002, the securities available for sale balance included a net unrealized loss of $158 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains were $4 million for the first three months of 2002 and $29 million for the first three months of 2001. Net securities losses of $1 million for the first three months of 2001 related to commercial mortgage banking activities were included in corporate services revenue. There was no comparable amount for the first three months of 2002.

Information relating to securities sold is set forth in the following table:

SECURITIES SOLD
Three months ended
March 31                     Gross     Gross      Net
In millions       Proceeds   Gains    Losses    Gains      Taxes
----------------------------------------------------------------
2002                $4,500     $14       $10       $4         $1
2001                 4,958      32         4       28         10
================================================================

NOTE 12 EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31
In millions, except share and per share data                                                                      2002        2001
-----------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                                                 $317        $265
Less: Preferred dividends declared                                                                                               5
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share                                    317         260
Income from discontinued operations applicable to basic earnings per common share                                                5
Cumulative effect of accounting change applicable to basic earnings per common share                                            (5)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to basic earnings per common share                                                       $317        $260

Basic weighted-average common shares outstanding (in thousands)                                                282,770     289,205

Basic earnings per common share from continuing operations                                                       $1.12        $.90
Basic earnings per common share from discontinued operations                                                                   .02
Basic earnings per common share from cumulative effect of accounting change                                                   (.02)
-----------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per common share                                                                               $1.12        $.90
===================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                                                 $317        $265
Less: Dividends declared on nonconvertible Series F preferred stock                                                              4
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share                                  317         261
Income from discontinued operations applicable to diluted earnings per common share                                              5
Cumulative effect of accounting change applicable to diluted earnings per common share                                          (5)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income applicable to diluted earnings per common share                                                     $317        $261

Basic weighted-average common shares outstanding (in thousands)                                                282,770     289,205
Weighted-average common shares to be issued using average market price and assuming:
     Conversion of preferred stock Series A and B                                                                  102         111
     Conversion of preferred stock Series C and D                                                                  821         902
     Conversion of debentures                                                                                       17          17
     Exercise of stock options                                                                                   1,090       2,266
     Incentive share awards                                                                                        428         304
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding (in thousands)                                              285,228     292,805

Diluted earnings per common share from continuing operations                                                     $1.11        $.89
Diluted earnings per common share from discontinued operations                                                                 .02
Diluted earnings per common share from cumulative effect of accounting change                                                 (.02)
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                                                             $1.11        $.89
===================================================================================================================================


NOTE 13 SHAREHOLDERS' EQUITY
The following table sets forth the activity in shareholders' equity for the first three months of 2002.


                                                                                Deferred  Accumulated Other
In millions, except share                Preferred   Common  Capital   Retained Benefit     Comprehensive        Treasury
and per share data                         Stock     Stock   Surplus   Earnings Expense     Income (Loss)          Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $1    $1,764    $1,077     $6,549    $(16)         $5              $(3,557)    $5,823
Net income                                                                  317                                                 317
Other comprehensive income (loss),
  net of tax (a)
   Net unrealized securities losses                                                             (17)                            (17)
   Net unrealized losses on cash flow
     hedge derivatives                                                                          (19)                            (19)
  Other                                                                                           1                               1
-----------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                                                          282
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
  Common ($.48 per share)                                                  (136)                                               (136)
Treasury stock activity
  (182,000 net shares purchased)                                   8                                                  (4)         4
Tax benefit of ESOP and stock option
  plans                                                            5                                                              5
Deferred benefit expense                                                              1                                           1
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                     $1    $1,764    $1,090     $6,730    $(15)       $(30)             $(3,561)    $5,979
===================================================================================================================================



(a)      A summary of the components of accumulated other comprehensive income
         (loss) follows:


Three months ended March 31, 2002                                                         Tax Benefit
In millions                                                              Pretax amount      (Expense)              After-tax Amount
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized securities losses                                             $(40)               $14                               $(26)
Less: Reclassification adjustment for losses realized in net income       (14)                 5                                 (9)
-----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized securities losses                                       (26)                 9                                (17)
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedge derivatives                           (6)                 2                                 (4)
Less: Reclassification adjustment for gains realized in net income         23                 (8)                                15
-----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized losses on cash flow hedge derivatives                   (29)                10                                (19)
-----------------------------------------------------------------------------------------------------------------------------------
Other                                                                       2                 (1)                                 1
-----------------------------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                                     $(53)               $18                               $(35)
===================================================================================================================================


NOTE 14 SEGMENT REPORTING
PNC operates seven major businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.

Business results are presented based on PNC's management accounting practices and the Corporation's management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, PNC's business results are not necessarily comparable with similar information for any other company. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Also, certain amounts for 2001 have been reclassified to conform with the 2002 presentation.

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

Total business financial results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, equity management activities, minority interest in income of consolidated entities, residual asset and liability management activities, unallocated reserves, eliminations and unassigned items, the impact of which is reflected in the "Other" category.

The impact of the institutional lending repositioning and other strategic actions that occurred during 2001 is reflected in the business results.

BUSINESS SEGMENT PRODUCTS AND SERVICES
Regional Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services primarily to mid-sized corporations and government entities within PNC's geographic region.

PNC Real Estate Finance provides credit, capital markets, treasury management, commercial mortgage loan servicing and other financial products and services to developers, owners and investors in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and national syndication of affordable housing equity through Columbia Housing Partners, LP.

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

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $238 billion of assets under management at March 31, 2002. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.



RESULTS OF BUSINESSES
                                   Regional                     PNC        PNC
Three months ended March 31       Community    Corporate       Real     Business      PNC
In millions                         Banking      Banking     Estate      Credit  Advisors  BlackRock    PFPC     Other       Total
                                                            Finance
-----------------------------------------------------------------------------------------------------------------------------------
2002
INCOME STATEMENT
Net interest income                   $382           $94        $30        $33      $26        $3      $(18)      $40        $590
Noninterest income                     167            99         21         12      157       146       195       (23)        774
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                       549           193         51         45      183       149       177        17       1,364
Provision for credit losses             12            46         (5)        28                                      1          82
Depreciation and amortization            9             2          1                   2         5         1        19          39
Other noninterest expense              257            95         35         14      128        91       147       (15)        752
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings before minority
     interest and income taxes         271            50         20          3       53        53        29        12         491
Minority interest in income of
   consolidated entities                                                                                           10          10
Income taxes                            94            17         (2)         1       20        22        12                   164
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $177           $33        $22         $2      $33       $31       $17        $2        $317
===================================================================================================================================
Inter-segment revenue                   $5            $2                            $13        $4        $2      $(26)
===================================================================================================================================
AVERAGE ASSETS                     $38,749       $15,217     $5,174     $3,817   $3,042      $667    $1,848     $(355)    $68,159
===================================================================================================================================

2001
INCOME STATEMENT
Net interest income                   $352          $142        $28        $24      $32        $2      $(15)     $(11)       $554
Noninterest income                     188            47         24         14      167       134       193       (52)        715
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                       540           189         52         38      199       136       178       (63)      1,269
Provision for credit losses             10            57          9          5                                     (1)         80
Depreciation and amortization           18             3          5          1        4         6        10        17          64
Other noninterest expense              264           102         32          7      124        86       141       (39)        717
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings before minority            248            27          6         25       71        44        27       (40)        408
     interest and income taxes
Minority interest in income of
   consolidated entities                                                                                            8           8
Income taxes                            88             7         (8)         9       27        19        10       (17)        135
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings                           $160           $20        $14        $16      $44       $25       $17      $(31)       $265
===================================================================================================================================
Inter-segment revenue                   $1            $1                            $19        $3                $(24)
===================================================================================================================================
AVERAGE ASSETS                     $40,617       $17,686     $5,453     $2,377   $3,505      $500    $1,735      $(88)    $71,785
===================================================================================================================================


STATISTICAL INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS


                                                                -------------------------------------------------------------------
                                                                          First Quarter 2002                    Fourth Quarter 2001
                                                                -------------------------------------------------------------------
Taxable-equivalent basis                                    Average                Average     Average                   Average
Dollars in millions                                        Balances  Interest   Yields/Rates  Balances     Interest    Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Loans held for sale                                       $4,276   $52             4.85%     $2,400          $27         4.49%
  Securities
    Securities available for sale
      U.S. Treasury and government agencies and
          corporations                                       3,506    47             5.33       3,796           49         5.20
      Other debt                                             9,048   125             5.50       8,866          115         5.18
      State, municipal and other                                94     3            14.24          86            3        12.02
------------------------------------------------------------------------                      ----------------------
        Total securities available for sale                 12,648   175             5.52      12,748          167         5.23
    Securities held to maturity                                363     3             3.61         272            4         6.11
------------------------------------------------------------------------                      ----------------------
    Total securities                                        13,011   178             5.47      13,020          171         5.25
  Loans, net of unearned income
    Commercial                                              16,264   240             5.90      18,215          288         6.19
    Commercial real estate                                   2,452    33             5.36       2,621           38         5.68
    Consumer                                                 9,278   156             6.82       9,112          169         7.36
    Residential mortgage                                     5,756    98             6.85       6,381          113         7.05
    Lease financing                                          4,327    70             6.52       4,457           73         6.56
    Other                                                      394     4             4.16         407            5         5.13
------------------------------------------------------------------------                      ----------------------
      Total loans, net of unearned income                   38,471   601             6.28      41,193          686         6.58
  Other                                                      1,867    30             6.38       1,619           22         5.40
------------------------------------------------------------------------                      ----------------------
  Total interest-earning assets/interest income             57,625   861             5.99      58,232          906         6.16
Noninterest-earning assets
  Investment in discontinued operations
  Allowance for credit losses                                 (637)                              (727)
  Cash and due from banks                                    2,877                              2,949
  Other assets                                               8,294                              9,525
------------------------------------------------------------------                            ---------
     Total assets                                          $68,159                            $69,979
------------------------------------------------------------------                            ---------
LIABILITIES, MINORITY INTEREST, CAPITAL SECURITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing deposits
    Demand and money market                                $21,802      60           1.11     $22,295           87         1.56
    Savings                                                  1,994       2            .48       1,931            3          .54
    Retail certificates of deposit                          10,608     101           3.86      11,114          118         4.19
    Other time                                                 827       9           4.40         485            8         6.20
    Deposits in foreign offices                                867       4           1.65         478            2         1.93
----------------------------------------------------------------------------                  ----------------------
     Total interest-bearing deposits                        36,098     176           1.97      36,303          218         2.38
  Borrowed funds
    Federal funds purchased                                  1,962       9           1.74       1,258            6         1.96
    Repurchase agreements                                      915       3           1.38         801            3         1.63
    Bank notes and senior debt                               5,675      38           2.68       6,033           52         3.36
    Federal Home Loan Bank borrowings                        1,873       2            .48       2,247            9         1.66
    Subordinated debt                                        2,209      25           4.60       2,344           28         4.74
    Other borrowed funds                                       538      15          11.11         341            8         9.05
----------------------------------------------------------------------------                  ----------------------
     Total borrowed funds                                   13,172      92           2.80      13,024          106         3.22
----------------------------------------------------------------------------                  ----------------------
    Total interest-bearing liabilities/interest expense     49,270     268           2.19      49,327          324         2.60
Noninterest-bearing liabilities, minority interest, capital
   securities and shareholders' equity
  Demand and other noninterest-bearing deposits              8,288                              8,318
  Accrued expenses and other liabilities                     3,675                              4,857
  Minority interest                                            177                                166
  Mandatorily redeemable capital securities of subsidiary
     trusts                                                    848                                848
  Shareholders' equity                                       5,901                              6,463
------------------------------------------------------------------                            ---------
     Total liabilities, minority interest,
       capital securities and shareholders' equity         $68,159                            $69,979

-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                 3.80                                  3.56
   Impact of noninterest-bearing sources                                              .32                                   .40
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income/margin                                       $593           4.12%                    $582         3.96%
-----------------------------------------------------------------------------------------------------------------------------------


Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value).

Loan fees for the three months ended March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001 were $29 million, $31 million, $29 million, $30 million and $29 million, respectively.



-----------------------------------------------------------------------------------------------------------------------------------
              Third Quarter 2001                           Second Quarter 2001                           First Quarter 2001
-----------------------------------------------------------------------------------------------------------------------------------
 Average                          Average      Average                         Average     Average                          Average
Balances        Interest     Yields/Rates     Balances     Interest       Yields/Rates    Balances        Interest     Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------


 $1,955              $24            4.83%        $1,723           $31            7.05%       $2,005            $37            7.31%



  3,908               56            5.69          3,696            54            5.79         3,933             57            5.84
  6,538               97            5.93          7,910           122            6.18         4,001             63            6.32
     91                1            7.75            101             2            7.33           127              2            5.63
-----------------------------                  ---------------------------                 ----------------------------
 10,537              154            5.86         11,707           178            6.07         8,061            122            6.08
     92                2            6.92
-----------------------------                  ---------------------------                 ----------------------------
 10,629              156            5.87         11,707           178            6.07         8,061            122            6.08

 19,296              333            6.76         20,271           375            7.31        20,882            422            8.09
  2,548               43            6.67          2,572            48            7.40         2,580             55            8.44
  9,102              181            7.86          9,096           188            8.29         9,085            194            8.70
  7,771              138            7.11          8,459           152            7.18        12,673            232            7.32
  4,381               75            6.76          4,149            74            7.08         3,897             71            7.32
    456                7            6.04            459             7            6.66           520             11            7.98
-----------------------------                  ---------------------------                 ----------------------------
 43,554              777            7.04         45,006           844            7.46        49,637            985            7.96
  1,725               30            6.86          1,562            30            7.94         1,831             33            7.20
-----------------------------                  ---------------------------                 ----------------------------
 57,863              987            6.75         59,998         1,083            7.19        61,534          1,177            7.67

                                                                                                207
   (678)                                           (684)                                       (683)
  2,921                                           2,907                                       2,977
  8,870                                           8,494                                       7,957
--------------                                -------------                               --------------
$68,976                                         $70,715                                     $71,992
--------------                                -------------                               --------------




$21,559              123            2.25        $20,944           134            2.57       $20,468            162            3.20
  1,925                4             .84          1,936             5             .94         1,919              6            1.31
 11,785              142            4.79         12,662           175            5.54        13,724            199            5.90
    501                8            6.26            537             8            6.48           565             10            6.67
    357                3            3.54          1,096            12            4.17         1,402             20            5.75
-----------------------------                  ---------------------------                 -------------- -------------
 36,127              280            3.07         37,175           334            3.60        38,078            397            4.22

  1,457               13            3.55          2,596            28            4.30         2,941             44            5.92
    893                7            2.90            958             9            3.64         1,145             14            4.83
  4,973               55            4.33          5,189            67            5.08         5,896             91            6.21
  2,459               22            3.48          2,550            31            4.78         1,576             21            5.46
  2,332               32            5.54          2,364            36            6.15         2,408             42            6.94
    413               10            8.87            373             9            9.80           409              9            8.92
-----------------------------                  ---------------------------                 -------------- -------------
 12,527              139            4.35         14,030           180            5.09        14,375            221            6.15
-----------------------------                  ---------------------------                 -------------- -------------
 48,654              419            3.40         51,205           514            4.01        52,453            618            4.75


  8,448                                           8,228                                       8,190
  4,141                                           3,655                                       3,716
    142                                             122                                         114

    848                                             848                                         848
  6,743                                           6,657                                       6,671
--------------                                -------------                               --------------

$68,976                                         $70,715                                     $71,992
-----------------------------------------------------------------------------------------------------------------------------------
                                    3.35                                         3.18                                         2.92
                                     .54                                          .59                                          .70
-----------------------------------------------------------------------------------------------------------------------------------
                    $568            3.89%                        $569            3.77%                        $559            3.62%
-----------------------------------------------------------------------------------------------------------------------------------


QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania 15222-2707
          Telephone:  (412) 762-2000

As of April 30, 2002 The PNC Financial Services Group, Inc. had 283,559,839 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                             Page(s)
--------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months ended March 31, 2002 and
             2001                                          33
           Consolidated Balance Sheet as of March
             31, 2002 and December 31, 2001                34
           Consolidated Statement of Cash Flows for
             the three months ended March 31, 2002
             and 2001                                      35
           Notes to Consolidated Financial            36 - 44
             Statements
           Consolidated Average Balance Sheet and
             Net Interest Analysis                    45 - 46
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                3 - 32
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk            19 - 32
--------------------------------------------------------------


PART II    OTHER FINANCIAL INFORMATION

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 23, 2002 for the purpose of considering and acting upon the election of 15 directors to serve until the next annual meeting and until their successors are elected and qualified.

Fifteen directors were elected and the votes cast for or against/withheld were as follows:

                                        Aggregate Votes
                                 -------------------------------
Nominee                               For       Against/Withheld
----------------------------------------------------------------
Paul W. Chellgren                  222,481,966       11,008,437
Robert N. Clay                     222,472,959       11,017,444
George A. Davidson, Jr.            221,250,810       12,239,593
David F. Girard-diCarlo            219,108,093       14,382,310
Walter E. Gregg, Jr.               222,185,804       11,304,599
William R. Johnson                 222,453,217       11,037,186
Bruce C. Lindsay                   221,249,400       12,241,003
Thomas H. O'Brien                  221,904,771       11,585,632
Jane G. Pepper                     221,065,229       12,425,174
James E. Rohr                      222,083,926       11,406,477
Lorene K. Steffes                  222,435,537       11,054,866
Dennis F. Strigl                   222,349,306       11,141,097
Thomas J. Usher                    222,428,156       11,062,247
Milton A. Washington               222,308,815       11,181,588
Helge H. Wehmeier                  221,303,849       12,186,554
================================================================

With respect to the preceding matters, holders of the Corporation's common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 28, 2002 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share and the aggregate voting power of each class or series:

                                                   Number of
                           Voting Rights     Shares Entitled          Aggregate
Title of Class or Series       Per Share             to Vote       Voting Power
-------------------------------------------------------------------------------
Common Stock                           1         283,182,441        283,182,441
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series A                            8               9,835             78,680
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series B                            8               2,938             23,504
$1.60 Cumulative
   Convertible
   Preferred Stock -
   Series C                        4/2.4             200,939            334,898*
$1.80 Cumulative
   Convertible
   Preferred Stock -
   Series D                        4/2.4             290,736            484,560*
                                                                 --------------
   Total possible votes                                             284,104,083*
===============================================================================

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

 10.7     PNC and Affiliates Deferred Compensation Plan, as
            amended and restated*
 12.1     Computation of Ratio of Earnings to Fixed Charges
 12.2     Computation of Ratio of Earnings to Fixed Charges and
            Preferred Stock Dividends
===============================================================================
* Denotes management compensatory plan.

Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Thomas F. Garbe, Director of Financial Accounting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.


The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 2002, on its behalf by the undersigned thereunto duly authorized.

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

News media representatives and others seeking general information should contact
R. Jeep Bryant, Senior Vice President, Corporate Communications, at (412) 762-8221 or via e-mail at corporate.communications@pnc.com.


COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

                                                               Cash
                                                          Dividends
                        High          Low        Close     Declared
===================================================================
2002 QUARTER
-------------------------------------------------------------------
First                $62.800      $52.500      $61.490         $.48
===================================================================
2001 QUARTER
-------------------------------------------------------------------
First                $75.813      $56.000      $67.750         $.48
Second                71.110       62.400       65.790          .48
Third                 70.390       51.140       57.250          .48
Fourth                60.110       52.300       56.200          .48
-------------------------------------------------------------------
     Total                                                    $1.92
===================================================================

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