Form 10-K/A
period 2001-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2002-08-14
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NUMBER 1-9718

                     THE PNC FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                25-1435979
---------------------------------    --------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

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

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends Item 13 of the Annual Report on Form 10-K (the "Original Form 10-K") filed March 29, 2002, on behalf of the Registrant. Item 13 of the Original Form 10-K is hereby amended to add the following supplemental information:

Item 13.  Certain Relationships and Related Transactions

         As described in the proxy statement for The PNC Financial Services Group, Inc. ("PNC") 2002 annual meeting of shareholders, there are no family relationships, as defined in the SEC's rules, between any executive officer or director of PNC and any other executive officer or director of PNC. As also described in the proxy statement, there are certain family members of directors and officers who are employed in other capacities by PNC subsidiaries and these employees participate in compensation and incentive plans or arrangements on the same basis as other similarly situated employees.

         PNC is providing the following information to supplement the information in the proxy statement:

         Norma Hajduk, a Senior Vice President of Hilliard Lyons and Director of Market Sales for PNC Investments, is the sister of Timothy G. Shack, Group Executive and Chief Information Officer of PNC. In 2001, Ms. Hajduk received salary of $210,000 and bonuses of $40,313.

         Cheryl Kraft, a Vice President and program operations manager in the Regional Community Bank, is the sister-in-law of Joseph C. Guyaux, President of PNC. In 2001, Ms. Kraft received salary of $60,255 and a bonus of $1,500 and received options granted under PNC's 1997 Long-Term Incentive Award Plan to purchase 500 shares of PNC common stock at an exercise price of $74.59 per share.

         Thomas H. O'Brien, Jr., a Vice President and senior investment associate of PNC Equity Management Corp., a PNC subsidiary engaged in private equity activities ("EMC"), is the son of Thomas H. O'Brien, a director and former chief executive officer of PNC. In 2001, Mr. O'Brien, Jr. received total cash compensation of $180,000 in addition to the incentives described below. He also participated in various incentive programs, including certain leveraged equity co-investment plans that allow certain employees of EMC to co-invest with PNC in private equity transactions through employee partnerships that borrow from a PNC subsidiary 99% of the funds to be invested (the "Co-Investment Plans") and certain carried interest plans pursuant to which employees invest in the general partners of certain investment partnerships that EMC has established and share in the investment returns, profits and, in one case, fees earned by those general partners (the "Carried Interest Plans"). These programs were implemented beginning in 1998 and generally contain features utilized in plans of other financial services firms. Mr. O'Brien, Jr. has committed to contribute an aggregate of $21,757 under the Co-Investment Plans (of which 63% has been invested as of June 30, 2002), had an aggregate pro rata share of loans outstanding to the partnerships under the Co-Investment Plans of $1,205,379 as of June 30, 2002 (with a weighted average interest rate of 4.8%), and received distributions of approximately $930 from the co-investment partnerships during 2001. The highest balance during 2001 of his pro rata share of such loans was $1,188,496. Under certain circumstances, there may be limited recourse to the participating employees with respect to the loans to the partnerships. Recourse to Mr. O'Brien, Jr., if any, under those circumstances would not exceed $439,578 as of June 30, 2002, and the highest such recourse amount during 2001 was $509,755. Mr. O'Brien, Jr. has committed to contribute an aggregate of $117,871 under the Carried Interest Plans (of which 18% has been invested as of June 30, 2002) and he received aggregate distributions of $55,685 during 2001 pursuant to such plans.

         Jeffrey Troutman, a Vice President and a sales manager for PNC's Treasury Management business, is the son-in-law of Thomas H. O'Brien, a director and former chief executive officer of PNC. In 2001, Mr. Troutman received salary of $85,677 and bonuses of $48,596.

         Each of the foregoing individuals also participates in other customary employee benefit plans and programs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)

By:      /s/ Robert L. Haunschild
------------------------------------------------
         Robert L. Haunschild
         Senior Vice President and
         Chief Financial Officer
         August 14, 2002