Form 10-Q
period 2002-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2002-08-14
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended June 30, 2002

Page 1 represents a portion of the second quarter 2002 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 45.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                                Three months ended June 30      Six months ended June 30
Dollars in millions, except per share data                  ------------------------------  ----------------------------
Unaudited                                                            2002            2001           2002           2001
------------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)(a)                $558            $569         $1,151         $1,128
    Noninterest income                                                855             733          1,629          1,448
                                                            ------------------------------  ----------------------------
    Total revenue                                                  $1,413          $1,302         $2,780         $2,576
                                                            ==============================  ============================

Income from continuing operations                                    $320            $295           $637           $560
Discontinued operations                                                                                               5
                                                            ------------------------------  ----------------------------
Income before cumulative effect of accounting change                  320             295            637            565
Cumulative effect of accounting change                                                                               (5)
                                                            ------------------------------  ----------------------------
     Net income                                                      $320            $295           $637           $560
                                                            ==============================  ============================

Per common share
   DILUTED EARNINGS
     Continuing operations                                          $1.12           $1.00          $2.23          $1.89
     Discontinued operations                                                                                        .02
                                                            ------------------------------  ----------------------------
     Before cumulative effect of accounting change                   1.12            1.00           2.23           1.91
     Cumulative effect of accounting change                                                                        (.02)
                                                            ------------------------------  ----------------------------
     Net income                                                     $1.12           $1.00          $2.23          $1.89
                                                            ==============================  ============================

   CASH DIVIDENDS DECLARED                                           $.48            $.48           $.96           $.96
------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
FROM CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                             21.00%          18.13%         21.41%         17.36%
    Average assets                                                   1.93            1.67           1.91           1.58
Net interest margin                                                  3.99            3.77           4.06           3.70
Noninterest income to total revenue                                 60.51           56.30          58.60          56.21
Efficiency(b)                                                       57.36           57.46          57.09          57.60
FROM NET INCOME
Return on
    Average common shareholders' equity                             21.00%          18.13%         21.41%         17.36%
    Average assets                                                   1.93            1.67           1.91           1.55
Net interest margin                                                  3.99            3.77           4.06           3.65
Noninterest income to total revenue                                 60.51           56.30          58.60          56.35
Efficiency(b)                                                       57.36           57.46          57.09          57.48
========================================================================================================================

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform with the presentation as of and for the three months and six months ended June 30, 2002. Amounts for 2002 reflect the adoption, effective January 1, 2002, of the new accounting standard under which goodwill is no longer amortized to expense. In addition, amounts included in these Consolidated Financial Highlights are presented on a continuing operations basis, unless otherwise noted.

(a) The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax exempt assets has been increased to make them fully equivalent to other taxable interest income investments.

(b) The efficiency ratio is noninterest expense divided by the sum of taxable-equivalent net interest income and noninterest income. Amortization and distributions on capital securities are excluded for purposes of computing this ratio. Residential mortgage banking risk management activities are also excluded, as applicable, from net income for purposes of computing this ratio.


Dollars in millions, except per share data                                               June 30     December 31       June 30
Unaudited                                                                                   2002            2001          2001
---------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets                                                                                   $66,913         $69,638       $70,078
Earning assets                                                                            55,778          57,875        58,307
Loans, net of unearned income                                                             37,684          37,974        44,167
Allowance for credit losses                                                                 (654)           (560)         (595)
Securities                                                                                12,313          13,908        10,982
Loans held for sale                                                                        2,441           4,189         1,870
Deposits                                                                                  44,427          47,304        45,799
Borrowed funds                                                                            10,480          12,090        12,119
Allowance for unfunded loan commitments and letters of credit                                 73              70            80
Shareholders' equity                                                                       6,390           5,823         6,748
Common shareholders' equity                                                                6,380           5,813         6,532
Book value per common share                                                                22.46           20.54         22.60
Loans to deposits                                                                             85%             80%           96%

CAPITAL RATIOS
Tier I risk-based                                                                            8.2%            7.8%          9.0%
Total risk-based                                                                            12.0            11.8          12.8
Leverage                                                                                     7.4             6.8           8.1
Common shareholders' equity to total assets                                                 9.53            8.35          9.32

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                                1.25%            .93%         1.03%
Net charge-offs to average loans (for the three months ended)                                .78            7.30           .40

REFLECTING RECLASSIFICATION(c)
Allowance for credit losses to total loans                                                  1.74%           1.47%         1.35%
Allowance for credit losses to nonperforming loans                                           201             265           159
AS PREVIOUSLY REPORTED
Allowance for credit losses to total loans                                                  1.93%           1.66%         1.53%
Allowance for credit losses to nonperforming loans                                           229             299           180

================================================================================================================================

(c) The asset quality ratios presented for all periods reflect a reclassification of a portion of the allowance for credit losses related to unfunded loan commitments and letters of credit to a liability on the Consolidated Balance Sheet. Amounts reclassified were $73 million at June 30, 2002, $70 million at December 31, 2001 and $80 million at June 30, 2001. The reclassifications had the effect of lowering previously reported asset quality ratios. The allowance for unfunded loan commitments and letters of credit is available for potential credit losses as loan commitments are funded. See Allowances For Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Consolidated Balance Sheet Review section of the Financial Review for additional information.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and unaudited Statistical Information included herein and the Financial Review, audited Consolidated Financial Statements and Statistical Information included in the Corporation's 2001 Annual Report on Form 10-K ("2001 Form 10-K"). Certain prior-period amounts have been reclassified to conform with the current year presentation. In addition, certain classification adjustments were made to information reported in the Corporation's July 18, 2002 earnings release. The term "loans" in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and in the 2001 Form 10-K. Also, see the Forward-Looking Statements section in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

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

PNC continues to pursue strategies to build a diverse and valuable business mix designed to enhance shareholder value over time. PNC's focus is on increasing the contribution from more highly-valued businesses such as asset management and processing while reducing institutional lending leverage and improving the risk/return characteristics of traditional banking businesses. In the near term, PNC seeks to execute on its institutional lending initiatives and enhance core deposit funding, liquidity and capital levels.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first six months of 2002 was $637 million or $2.23 per diluted share compared with $560 million or $1.89 per diluted share for the first six months of 2001. Results for the first six months of 2002 reflected the required adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized to expense. Excluding goodwill amortization expense from 2001 results, earnings would have been $606 million or $2.05 per diluted share. Reported earnings in 2001 included income from discontinued operations of $.02 per diluted share and an after-tax loss of $.02 per diluted share related to the cumulative effect of the accounting change for the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138.

Return on average common shareholders' equity was 21.41% and return on average assets was 1.91% for the first six months of 2002 compared with 17.36% and 1.58%, respectively, for the first six months of 2001. Comparable prior year returns excluding goodwill amortization expense were 18.82% and 1.71%, respectively.

Consolidated net income for the second quarter of 2002 was $320 million or $1.12 per diluted share, up from $295 million or $1.00 per diluted share for the second quarter of 2001. Excluding goodwill amortization expense from second quarter 2001 results, the Corporation earned $318 million or $1.08 per diluted share a year ago. Return on average common shareholders' equity was 21.00% and return on average assets was 1.93% for the second quarter of 2002 compared with 18.13% and 1.67%, respectively, for the second quarter of 2001. Comparable prior year returns excluding goodwill amortization expense were 19.56% and 1.80%, respectively.

The residential mortgage banking business, which was sold in January 2001, is reflected in discontinued operations throughout the Corporation's consolidated financial statements. Accordingly, the results of operations for the residential mortgage banking business are shown separately on one line in the income statement for all periods presented. The remainder of the presentation in this Financial Review reflects continuing operations, unless otherwise noted. See
Note 2 Discontinued Operations in the Notes in Consolidated Financial Statements for additional information.

The Corporation continued to make progress during the second quarter of 2002 in addressing a number of key challenges outlined in the 2001 Form 10-K:

- Overall balance sheet characteristics were strengthened during the quarter:

         - Transaction deposits grew 5% on average compared with the prior year quarter, driven by the continued success of Regional Community Banking marketing initiatives.

         - Regulatory capital ratios at June 30, 2002 improved and were 7.4% for leverage, 8.2% for Tier I and 12.0% for total risk-based capital.

         - The loans to deposits ratio was 85% at June 30, 2002 compared with 96% at June 30, 2001.

         - The liquidation of institutional loans held for sale resulted in a reduction of total credit exposure and outstandings of approximately 60% since December 31, 2001 to $2.0 billion and $1.1 billion, respectively, at June 30, 2002. Net gains in excess of valuation adjustments related to the liquidation of these assets totaled $55 million in the second quarter.

- BlackRock earnings grew 33% to $35 million in the second quarter of 2002 compared with the second quarter of 2001.

- PFPC announced renewed or new relationships with three mutual fund companies during the second quarter of 2002.

The second quarter of 2002 was characterized by a continued weak economy and difficult capital markets conditions. Total revenue increased 9% in the second quarter of 2002 compared with the prior year including net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale. This increase more than offset the impact of higher credit costs and noninterest expense. Nonperforming assets increased to $500 million at June 30, 2002 from $438 million at March 31, 2002 primarily due to a credit related to Market Street. See Market Street in the Risk Management section of this Financial Review for additional information. Management expects the remainder of 2002 will continue to be a challenging operating environment that will limit opportunities for revenue growth. The Corporation's success during the remainder of the year will depend on, among other factors, its ability to address its key operating challenges including the continued liquidation of loans held for sale, improving asset quality, the performance of PNC's fee-based businesses and achieving operating and efficiency improvements in its traditional banking businesses. See 2002 Operating Environment in the Financial Review section of the 2001 Form 10-K for additional information. Also see the Risk Factors, Risk Management and Forward-Looking Statements sections of this Financial Review.

Subsequent to the end of the second quarter, the Corporation announced that it had reached a resolution with the Securities and Exchange Commission ("SEC") concerning the SEC's previously disclosed inquiry into the transfer of certain PNC assets to companies formed with American International Group, Inc. ("AIG") in 2001. No fines or monetary penalties were assessed against the Corporation as a result of the settlement and no further adjustments to PNC's 2001 consolidated financial statements were required in connection with this action. PNC had restated 2001 earnings on January 29, 2002 to reflect the consolidation of the companies formed with AIG in PNC's consolidated financial statements. PNC also announced that it had entered into an agreement with the Federal Reserve Bank of Cleveland ("Federal Reserve"), and that PNC Bank, N.A. ("PNC Bank"), PNC's principal bank subsidiary, had entered into an agreement with the Office of the Comptroller of the Currency ("OCC"). See Regulatory Matters in the Risk Management section of this Financial Review for additional information.

BALANCE SHEET HIGHLIGHTS
Total assets were $66.9 billion at June 30, 2002 compared with $69.6 billion at December 31, 2001. Average interest earning assets declined $4.0 billion to $56.6 billion for the first six months of 2002 compared with the first six months of 2001 primarily due to a decline in average loans that was partially offset by an increase in average securities and average loans held for sale.

Average loans declined $9.1 billion or 19% to $38.2 billion in 2002 compared with the prior year and represented 67% of average earning assets for the first six months of 2002 compared with 78% for the first six months of 2001. The decreases were primarily due to a decline in residential mortgages and institutional lending portfolios that more than offset an increase in PNC Business Credit loans resulting from the acquisition in 2002 of a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business.

Changes in loans held for sale are described in Strategic Repositioning and in loans held for sale in the Consolidated Balance Sheet Review section of this Financial Review.

Average securities increased $2.1 billion to $12.0 billion in the first six months of 2002 compared with the first half of 2001 and represented 21% of average earning assets for 2002 compared with 16% for 2001. The increases were primarily due to net securities purchases upon redeployment of funds resulting from loan downsizing and interest rate risk management activities.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 66% and 64% of total sources of funds for the first six months of 2002 and 2001, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average interest-bearing demand and money market deposits increased $1.3 billion or 6% to $22.0 billion for the first six months of 2002 compared with the first six months of 2001, primarily reflecting the impact of ongoing strategic marketing efforts to grow more valuable transaction accounts, while higher cost, less valuable retail certificates of deposit were not emphasized. Average borrowed funds for the first six months of 2002 decreased $2.2 billion compared with the first six months of 2001 commensurate with the decline in average earning assets. See the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

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

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on utilization of services.

Total business results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, equity management activities, minority interest in income of consolidated entities, residual asset and liability management activities, eliminations and other corporate items, the impact of which is reflected in the "Other" category. The operating results and financial impact of the disposition of the residential mortgage banking business, previously PNC Mortgage, are included in discontinued operations.

The impact of the institutional lending repositioning and other strategic actions that occurred during 2001 is reflected in the business results presented in the table below. The charges are separately identified in the business income statements. Performance ratios in the results of individual businesses reflect the impact of the charges.


RESULTS OF BUSINESSES (a)


                                                                      Revenue              Return on
                                                  Earnings   (taxable-equivalent basis) Assigned Capital         Average Assets
                                         ------------------------------------------------------------------------------------------
Six months ended June 30
Dollars in millions                           2002       2001       2002       2001     2002        2001           2002       2001
-----------------------------------------------------------------------------------------------------------------------------------
Banking Businesses
  Regional Community Banking                  $353       $337     $1,094     $1,100      27%         25%        $38,920    $40,321
  Corporate Banking                             87         64        411        386      16          10          14,752     17,323
  PNC Real Estate Finance                       48         31        116        105      24          16           5,081      5,336
  PNC Business Credit                            4         30         90         71       3          38           3,898      2,430
------------------------------------------------------------------------------------                         ----------------------
     Total banking businesses                  492        462      1,711      1,662      23          20          62,651     65,410
------------------------------------------------------------------------------------                         ----------------------
Asset Management and Processing
  PNC Advisors                                  64         83        354        389      25          30           3,029      3,420
  BlackRock                                     66         52        303        269      25          26             734        571
  PFPC                                          38         32        399        397      37          31           1,890      1,742
------------------------------------------------------------------------------------                         ----------------------
     Total asset management and
       processing                              168        167      1,056      1,055      27          29           5,653      5,733
------------------------------------------------------------------------------------                         ----------------------
Total business results                         660        629      2,767      2,717      24          22          68,304     71,143
Other                                          (23)       (69)        13       (141)                               (964)       181
------------------------------------------------------------------------------------                         ----------------------
Results from continuing operations             637        560      2,780      2,576      21          17          67,340     71,324
Discontinued operations                                     5                                                                  103
Cumulative effect of accounting change                     (5)
------------------------------------------------------------------------------------                         ----------------------
     Total consolidated                       $637       $560     $2,780     $2,576      21          17         $67,340    $71,427
===================================================================================================================================

(a) Amounts for 2002 reflect, where applicable, the adoption, effective January 1, 2002, of the new accounting standard under which goodwill is no longer amortized to expense.

REGIONAL COMMUNITY BANKING

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                         2002         2001
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                         $741         $718
Other noninterest income                     335          339
Net securities gains                          18           43
---------------------------------------------------------------
   Total revenue                           1,094        1,100
Provision for credit losses                   23           20
Noninterest expense                          529          533
Goodwill amortization                                      18
Severance costs                                             3
---------------------------------------------------------------
   Pretax earnings                           542          526
Income taxes                                 189          189
---------------------------------------------------------------
   Earnings                                 $353         $337
===============================================================
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                           $6,883       $6,178
    Indirect                                 600          895
    Other consumer                           669          867
---------------------------------------------------------------
     Total consumer                        8,152        7,940
   Residential mortgage                    4,757        9,603
   Commercial                              3,529        3,624
   Vehicle leasing                         1,823        1,799
   Other                                     121          136
---------------------------------------------------------------
      Total loans                         18,382       23,102
Securities                                11,180        9,346
Student and other loans held for sale      1,442        1,288
Assigned assets and other assets           7,916        6,585
---------------------------------------------------------------
   Total assets                          $38,920      $40,321
===============================================================
Deposits
   Noninterest-bearing demand             $4,938       $4,488
   Interest-bearing demand                 6,023        5,517
   Money market                           12,320       11,919
---------------------------------------------------------------
    Total transaction deposits            23,281       21,924
   Savings                                 1,960        1,870
   Certificates                           10,259       12,741
---------------------------------------------------------------
     Total deposits                       35,500       36,535
Other liabilities                            794        1,066
Assigned capital                           2,626        2,720
---------------------------------------------------------------
   Total funds                           $38,920      $40,321
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                    27%          25%
Noninterest income to total revenue           32           35
Efficiency                                    48           49
===============================================================
OTHER INFORMATION
                                         June 30  December 31
In millions                                 2002         2001
---------------------------------------------------------------
Total nonperforming assets                   $65          $52
Vehicle leasing outstandings              $1,661       $1,930
===============================================================

Regional Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region. The strategic focus of Regional Community Banking is on driving sustainable revenue growth, aggressively managing the revenue/expense relationship and improving the risk/return dynamic of this business.

Regional Community Banking contributed $353 million or 53% of total business earnings for the first six months of 2002 compared with $337 million or 54% for the first six months of 2001. Excluding net securities gains in both periods, gains related to residential mortgage loan securitizations of $8 million in 2002 and $25 million in 2001, and $18 million of goodwill amortization expense in 2001, earnings for the first six months of 2002 increased 8% compared with the prior-year period primarily due to higher revenue.

Total revenue was $1.1 billion for the first six months of 2002 and 2001. Excluding net securities gains and loan securitization gains from both periods, revenue increased 4% in the period-to-period comparison primarily due to higher net interest income in 2002 resulting from a 6% increase in average transaction deposits.

The provision for credit losses for the first six months of 2002 increased to $23 million compared with $20 million in the prior year due to higher net charge-offs on consumer loans. See Critical Accounting Policies and Judgments in the Risk Factors section of this Financial Review for additional information.

Total loans decreased 20% on average in the first six months of 2002 compared with the prior year. Home equity loans, the lead consumer lending product, grew 11% in the comparison. The overall decline resulted from the strategic reduction of residential mortgage and indirect auto products. The increase in average securities in the six month comparison reflects the Corporation's balance sheet and interest rate risk management activities.

Total deposits declined 3% in the period-to-period comparison as increases in transaction and savings deposits were more than offset by a decline in certificates of deposit. Demand and money market deposits increased due to ongoing strategic marketing efforts to add new accounts and retain existing customers as funds shifted from certificates of deposit. Regional Community Banking continues to focus on increasing transaction deposits, which serve as a means to deepen customer relationships and support growth in consumer services revenue.

As previously reported, the Corporation made the decision to discontinue its vehicle leasing business in the fourth quarter of 2001. This portfolio, which declined 14% since December 31, 2001, is expected to mature over a period of approximately five years with an average remaining life of two years. See Strategic Repositioning in the Consolidated Balance Sheet Review section and Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information.

CORPORATE BANKING

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                       2002           2001
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                       $183           $275
Noninterest income                         228            111
---------------------------------------------------------------
   Total revenue                           411            386
Provision for credit losses                 95             32
Noninterest expense                        183            196
Institutional lending repositioning                        57
Goodwill amortization                                       2
Severance costs                                             3
---------------------------------------------------------------
   Pretax earnings                         133             96
Income taxes                                46             32
---------------------------------------------------------------
   Earnings                                $87            $64
===============================================================
AVERAGE BALANCE SHEET
Loans                                   $9,815        $14,605
Loans held for sale                      2,116            286
Other assets                             2,821          2,432
---------------------------------------------------------------
   Total assets                        $14,752        $17,323
===============================================================
Deposits                                $4,538         $4,862
Assigned funds and other liabilities     9,108         11,162
Assigned capital                         1,106          1,299
---------------------------------------------------------------
   Total funds                         $14,752        $17,323
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                  16%            10%
Noninterest income to total revenue         55             29
Efficiency                                  45             52
===============================================================
OTHER INFORMATION
                                         June 30  December 31
In millions                                 2002         2001
---------------------------------------------------------------
Total nonperforming assets                  $261         $220
Institutional lending repositioning
 Loans held for sale
    Credit exposure                        1,822        4,594
    Outstandings                             920        2,294
 Exit portfolio
    Credit exposure                        1,178        2,662
    Outstandings                              12          192
===============================================================

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services primarily to mid-sized corporations and government entities within PNC's geographic region. The strategic focus for Corporate Banking is to adapt its institutional expertise to the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and to improve the risk/return characteristics of the lending business. Corporate Banking intends to continue its efforts to manage credit risk, liquidate loans held for sale and sustain relationships with traditional customers for noncredit products.

During the first six months of 2002, Corporate Banking made significant progress in the repositioning of its institutional lending business. The exit and held for sale portfolios at June 30, 2002 had total credit exposure of $3.0 billion including outstandings of $932 million, a reduction of approximately 60% from December 31, 2001. Of these amounts, $1.8 billion of credit exposure and $920 million of outstandings were classified as held for sale. The Corporation is continuing to pursue liquidation of the institutional held for sale portfolio. Gains and losses may result from the liquidation of loans held for sale to the extent actual performance differs from estimates inherent in the recorded amounts or if valuations change. See Critical Accounting Policies and Judgments in the Risk Factors Section and Strategic Repositioning in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Corporate Banking contributed $87 million or 13% of total business earnings for the first six months of 2002 compared with $64 million or 10% for the first six months of 2001. Results for this business continued to be adversely affected by weak economic and market conditions combined with the impact of PNC's institutional lending repositioning efforts.

Total revenue of $411 million for the first six months of 2002 increased $25 million compared with the same period in 2001. Net interest income for the first six months in 2002 decreased $92 million compared with the first six months of 2001 primarily due to the impact of the decline in interest rates combined with the reduction in average loans resulting from the ongoing institutional lending repositioning. Noninterest income for the first six months of 2002 increased $117 million compared with the same period in 2001 primarily due to $79 million of net gains in excess of valuation adjustments related to institutional loans held for sale and higher treasury management fees.

Total credit costs were $95 million for the first six months of 2002 compared with $88 million for the first six months of 2001, which included $32 million reflected in provision for credit losses and $56 million of institutional lending repositioning charges. Valuation adjustments totaling $1 million for loans previously designated as held for sale are also reflected in the 2001 institutional lending repositioning charge. The provision for credit losses for the first six months of 2002 reflects reserve allocations related to Market Street liquidity facilities and the impact of refinements to the Corporation's reserve methodology related to impaired loans and pool reserves. See Market Street in the Risk Management section of this Financial Review for further information. Also, see Critical Accounting Policies And Judgments in the Risk Factors section and Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related revenue net of expense is included in the results of those businesses. Consolidated revenue from treasury management was $170 million for the first six months of both 2002 and 2001, as higher fee revenue was offset by lower income earned on customers' deposit balances. Consolidated revenue from capital markets was $62 million for the first six months of 2002, an increase of $5 million compared with the first six months of 2001 primarily due to the comparative impact of valuation losses associated with equity investments in 2001.

Nonperforming assets were $261 million at June 30, 2002 compared with $220 million at December 31, 2001. The increase was primarily due to the funding of approximately $63 million resulting from a draw on a liquidity facility with Market Street.

PNC REAL ESTATE FINANCE

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                         2002         2001
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $60          $57
Noninterest income
   Commercial mortgage banking                32           32
   Other                                      24           16
---------------------------------------------------------------
     Total noninterest income                 56           48
---------------------------------------------------------------
   Total revenue                             116          105
Provision for credit losses                   (5)           7
Noninterest expense                           74           68
Goodwill amortization                                       9
---------------------------------------------------------------
   Pretax earnings                            47           21
Income tax (benefit) expense                  (1)         (10)
---------------------------------------------------------------
   Earnings                                  $48          $31
===============================================================
AVERAGE BALANCE SHEET
Loans
   Commercial real estate                 $1,508       $1,831
   Commercial - real estate related        2,237        2,326
---------------------------------------------------------------
     Total loans                           3,745        4,157
Commercial mortgages held for sale           282          210
Other loans held for sale                    183            3
Other assets                                 871          966
---------------------------------------------------------------
   Total assets                           $5,081       $5,336
===============================================================
Deposits                                    $658         $364
Assigned funds and other
  liabilities                              4,025        4,572
Assigned capital                             398          400
---------------------------------------------------------------
   Total funds                            $5,081       $5,336
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                    24%          16%
Noninterest income to total revenue           48           46
Efficiency                                    58           60
===============================================================
OTHER INFORMATION
                                         June 30  December 31
In millions                                 2002         2001
---------------------------------------------------------------
Total nonperforming assets                    $6           $6
Institutional lending repositioning
 Loans held for sale
    Credit exposure                          124          324
    Outstandings                             105          244
 Exit portfolio
    Credit exposure                           25           30
    Outstandings                               6            5
===============================================================

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and national syndication of affordable housing equity through Columbia Housing Partners, LP. These latter activities may require additional regulatory approvals as a result of bank regulatory, supervisory and examination activities. See Regulatory Matters in the Risk Management Section of this Financial Review for additional information.

PNC Real Estate Finance seeks to have a more balanced and valuable revenue stream by focusing on real estate processing businesses and increasing the value of its lending business by seeking to sell more fee-based products to lending customers.

PNC Real Estate Finance contributed $48 million or 7% of total business earnings for the first six months of 2002 compared with $31 million or 5% for the first six months of 2001. Net gains in excess of valuation adjustments related to institutional loans held for sale, the benefit of no longer amortizing goodwill and the impact of a loan recovery in the exited warehouse lending business more than offset higher noninterest expense in 2002. Average loans decreased 10% in the period-to-period comparison reflecting the impact of the institutional lending repositioning.

Total revenue was $116 million for the first six months of 2002 compared with $105 million for the first six months of 2001. The increase of $11 million or 10% was primarily due to net gains in excess of valuation adjustments of $6 million related to institutional loans held for sale and higher net interest income.

The commercial mortgage servicing portfolio grew 15% in the comparison to $71 billion at June 30, 2002.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    2002      2001
---------------------------------------------------------------
January 1                                       $68       $54
Acquisitions/additions                            9        12
Repayments/transfers                             (6)       (4)
---------------------------------------------------------------
 June 30                                        $71       $62
===============================================================

The provision for credit losses for the six months ended June 30, 2002 included the benefit of a recovery in the exited warehouse lending business. See Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information.

During the first six months of 2002, PNC Real Estate Finance made significant progress in the repositioning of its institutional lending business. The exit and held for sale portfolios at June 30, 2002 had total credit exposure of $149 million including outstandings of $111 million, a reduction of approximately 55% since December 31, 2001. Of these amounts, $124 million of credit exposure and $105 million of outstandings were classified as held for sale. The Corporation is continuing to pursue liquidation of the institutional held for sale portfolio. Gains and losses may result from the liquidation of loans held for sale to the extent actual performance differs from estimates inherent in the recorded amounts or if valuations change. See Critical Accounting Policies And Judgments in the Risk Factors Section and Strategic Repositioning in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

PNC BUSINESS CREDIT

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                          2002         2001
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $66          $51
Noninterest income                             24           20
---------------------------------------------------------------
   Total revenue                               90           71
Provision for credit losses                    57            8
Noninterest expense                            27           15
Goodwill amortization                                        1
---------------------------------------------------------------
   Pretax earnings                              6           47
Income taxes                                    2           17
---------------------------------------------------------------
   Earnings                                    $4          $30
===============================================================
AVERAGE BALANCE SHEET
Loans                                      $3,563       $2,305
Loans held for sale                            89           66
Other assets                                  246           59
---------------------------------------------------------------
   Total assets                            $3,898       $2,430
===============================================================
Deposits                                      $73          $80
Assigned funds and other liabilities        3,572        2,189
Assigned capital                              253          161
---------------------------------------------------------------
   Total funds                             $3,898       $2,430
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                      3%          38%
Noninterest income to total revenue            27           28
Efficiency                                     30           21
===============================================================
OTHER INFORMATION
                                         June 30  December 31
In millions                                 2002         2001
---------------------------------------------------------------
Total nonperforming assets                  $164         $109
Institutional lending repositioning
 Loans held for sale
    Credit exposure                           73           40
    Outstandings                              41           30
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

In January 2002, PNC Business Credit acquired a portion of NBOC's U.S. asset-based lending business in a purchase business combination. See Note 3 NBOC Acquisition in the Notes to Consolidated Financial Statements for additional information.

PNC Business Credit earned $4 million for the first six months of 2002 compared with $30 million for the first six months of 2001. Earnings declined and performance ratios were adversely impacted in the comparison as higher revenue in 2002 was more than offset by an increase in the provision for credit losses.

Revenue was $90 million for the first six months of 2002, a $19 million or 27% increase compared with the first six months of 2001 as both net interest income and noninterest income increased. The increase in net interest income for the first six months of 2002 reflected an increase of $1.3 billion or 55% in total average loans for the period resulting primarily from the NBOC acquisition. Noninterest income in the first six months of 2002 included a $15 million benefit resulting from the reduction in the put option liability related to the NBOC acquisition partially offset by $7 million of valuation adjustments in excess of net gains related to the institutional loans held for sale. Noninterest income for the first six months of 2001 also included $7 million of gains on equity interests received as compensation in conjunction with lending relationships.

The provision for credit losses for the first six months of 2002 was $57 million compared with $8 million for the first six months of 2001. Net charge-offs were $22 million for the first six months of 2002 compared with $8 million a year ago. The provision for credit losses increased in the first six months of 2002 as additional reserves were required due to a decline in credit quality and the impact of refinements to the Corporation's reserve methodology related to impaired loans and pool reserves. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many with a weak credit risk rating. As a result, these loans typically exhibit a higher risk of default and a greater proportion of such loans may be classified as nonperforming. PNC Business Credit attempts to manage this risk through direct control of cash flows and collateral requirements. Compensation for this higher risk of default is obtained by way of higher interest rates charged. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn consistent with PNC Business Credit's recent experience. See Critical Accounting Policies And Judgments in the Risk Factors section and Allowance For Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Total noninterest expense increased $12 million to $27 million and the efficiency ratio increased to 30% during the first six months of 2002 compared with the prior year period primarily due to costs added with the NBOC acquisition.

Nonperforming assets were $164 million at June 30, 2002 compared with $109 million at December 31, 2001. The increase was primarily due to declines in economic conditions. Increases in nonperforming assets in this business are expected to continue at this point in the economic cycle. See Credit Risk in the Risk Management section of the Financial Review included in the 2001 Form 10-K for additional information.

PNC Business Credit included several credits in the Corporation's institutional lending repositioning. Credit exposure of $73 million including $41 million of outstandings classified as held for sale remained at June 30, 2002. The net increase in credit exposure and outstandings from December 31, 2001 resulted from the addition of certain credits from the NBOC acquisition. See Critical Accounting Policies And Judgments in the Risk Factors section and Strategic Repositioning in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

PNC ADVISORS

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                          2002        2001
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $52         $68
Noninterest income
   Investment management and trust            182         210
   Brokerage                                   73          70
   Other                                       47          41
-----------------------------------------------------------------
     Total noninterest income                 302         321
-----------------------------------------------------------------
   Total revenue                              354         389
Provision for credit losses                     1           1
Noninterest expense                           252         253
Goodwill amortization                                       3
-----------------------------------------------------------------
   Pretax earnings                            101         132
Income taxes                                   37          49
-----------------------------------------------------------------
   Earnings                                   $64         $83
=================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer                                $1,198      $1,098
   Residential mortgage                       574         911
   Commercial                                 485         521
   Other                                      345         405
-----------------------------------------------------------------
     Total loans                            2,602       2,935
Other assets                                  427         485
-----------------------------------------------------------------
   Total assets                            $3,029      $3,420
=================================================================
Deposits                                   $2,029      $2,045
Assigned funds and other liabilities          475         823
Assigned capital                              525         552
-----------------------------------------------------------------
   Total funds                             $3,029      $3,420
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                     25%         30%
Noninterest income to total revenue            85          83
Efficiency                                     71          65
=================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment advisory services to the ultra-affluent through Hawthorn. During the second quarter of 2002, Hilliard Lyons acquired from Regional Community Banking the branch-based brokerage business that formerly operated under the PNC Brokerage brand name. This business was combined with Hilliard's brokerage operations and continues to provide services in the branch network under the PNC Investments brand name. The revenue and expense related to the branches continues to be included in the results of Regional Community Banking. Consolidated revenue from brokerage was $110 million for the first six months of 2002 compared with $109 million in 2001. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

PNC Advisors is focused on selectively expanding Hilliard Lyons and Hawthorn, increasing market share in PNC's primary geographic region and leveraging its distribution platform. PNC Advisors expects to continue to focus on acquiring new customers and growing and expanding existing customer relationships while managing expenses.

PNC Advisors contributed $64 million or 10% of total business earnings for the first six months of 2002 compared with $83 million or 13% for the first six months of 2001. Earnings decreased in the comparison primarily due to lower revenue.

Revenue for the first six months of 2002 decreased $35 million compared with the prior year period due to weak equity markets, lower average loans, a narrower net interest margin and the recognition of revenue accrual adjustments of $15 million in 2001. Assets under management and related noninterest income are closely tied to the performance of the equity markets. Management expects that revenues in this business will continue to be challenged at least until equity market conditions improve for a sustained period. See Business and Economic Conditions and Asset Management Performance in the Risk Factors section of the Financial Review included in the 2001 Form 10-K for additional information regarding matters that could impact PNC Advisors' revenue.

ASSETS UNDER MANAGEMENT (a)
June 30 - in billions                           2002      2001
-----------------------------------------------------------------
Personal investment management and trust         $45       $49
Institutional trust                               11        14
-----------------------------------------------------------------
 Total                                           $56       $63
=================================================================

ASSET TYPE
June 30 - in billions                           2002      2001
-----------------------------------------------------------------
Equity                                           $31       $40
Fixed income                                      18        16
Liquidity                                          7         7
-----------------------------------------------------------------
 Total                                           $56       $63
=================================================================
(a)  Excludes brokerage assets administered.

Assets under management decreased $7 billion due to the decline in the value of the equity component of customers' portfolios. Brokerage assets administered by Hilliard Lyons, including assets of the former PNC Brokerage Business, were $33 billion at June 30, 2002 compared with $34 billion at June 30, 2001 and were also impacted by weak equity market conditions.

PNC Advisors provides investment management services directly and through BlackRock and unaffiliated investment managers. In July 2002, the Corporation and BlackRock entered into a revised agreement with respect to investment management services. The agreement includes a reduction in the rate of fees received from BlackRock based on current market conditions and the impact of a reduction in the level of PNC Advisors' customer assets managed by BlackRock. Based on the current levels and mix of those assets in BlackRock investment funds, the agreement is expected to reduce PNC Advisors' total revenue by approximately 2% annually.

BLACKROCK

Six months ended June 30
Dollars in millions                          2002          2001
-----------------------------------------------------------------
INCOME STATEMENT
Investment advisory and
  administrative fees                        $275          $252
Other income                                   28            17
-----------------------------------------------------------------
   Total revenue                              303           269
Operating expense                             173           147
Fund administration
   and servicing costs - affiliates            25            32
Amortization of intangible assets                             5
-----------------------------------------------------------------
   Total expense                              198           184
-----------------------------------------------------------------
      Operating income                        105            85
Nonoperating income                             6             4
-----------------------------------------------------------------
   Pretax earnings                            111            89
Income taxes                                   45            37
-----------------------------------------------------------------
   Earnings                                   $66           $52
=================================================================
PERIOD-END BALANCE SHEET
Intangible assets                            $181          $187
Other assets                                  553           384
-----------------------------------------------------------------
   Total assets                              $734          $571
=================================================================
Liabilities                                  $173          $142
Stockholders' equity                          561           429
-----------------------------------------------------------------
   Total liabilities and
     stockholders' equity                    $734          $571
=================================================================
PERFORMANCE DATA
Return on equity                               25%           26%
Operating margin(a)                            38            36
Diluted earnings per share                  $1.01          $.80
=================================================================
(a) Excludes the impact of fund administration and servicing costs - affiliates.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $250 billion of assets under management at June 30, 2002. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions brand name.

BlackRock continues to focus on delivering superior relative investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock contributed $66 million or 10% of total business earnings for the first six months of 2002 compared with $52 million or 8% for the first six months of 2001.

Earnings increased 27% in the period-to-period comparison primarily due to a 17% increase in assets under management and increased sales of BlackRock Solutions products and services.

Total revenue for the first six months of 2002 increased $34 million or 13% compared with the first six months of 2001 primarily due to increases in separate account assets under management, sales of alternative investment products and performance fees. Current market conditions substantially reduce the likelihood of performance fees for the remainder of 2002. See Business and Economic Conditions and Asset Management Performance in the Risk Factors section of the Financial Review included in the 2001 Form 10-K for additional information regarding matters that could impact asset management revenue.

The 8% increase in total expenses in the period-to-period comparison supported revenue growth and business expansion. Expense growth was mitigated by goodwill amortization in the first six months of 2001 that did not recur in 2002 under SFAS No. 142.

ASSETS UNDER MANAGEMENT

June 30 - in billions                            2002       2001
-----------------------------------------------------------------
Separate accounts
   Fixed income                                  $141       $111
   Liquidity                                        6          7
   Liquidity - securities lending                   6         10
   Equity                                          10          8
   Alternative investment products                  5          4
-----------------------------------------------------------------
     Total separate accounts                      168        140
-----------------------------------------------------------------
Mutual funds (a)
   Fixed income                                    17         12
   Liquidity                                       59         49
   Equity                                           6         12
-----------------------------------------------------------------
     Total mutual funds                            82         73
-----------------------------------------------------------------
   Total assets under management                 $250       $213
=================================================================
(a) Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Funds and BlackRock Global Series Funds.

BlackRock, Inc. is approximately 69% owned by PNC and is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its filings with the SEC and may be obtained electronically at the SEC's home page at www.sec.gov.

In July 2002, BlackRock and the Corporation entered into a revised agreement with respect to investment management services. The agreement includes a reduction in the rate of fees paid to PNC Advisors based on current market conditions and the impact of a reduction in the level of PNC Advisors' customer assets managed by BlackRock. Based on the current levels and mix of those assets in BlackRock investment funds, the agreement is expected to reduce fund administration and servicing cost-affiliates by approximately 25% annually.

PFPC

Six months ended June 30
Dollars in millions                        2002         2001
---------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                     $399         $397
Operating expense                           306          291
Goodwill amortization                                     20
(Accretion)/amortization of
  other intangibles, net                    (10)          (7)
---------------------------------------------------------------
   Operating income                         103           93
Nonoperating income (a)                       6            7
Debt financing                               45           47
---------------------------------------------------------------
   Pretax earnings                           64           53
Income taxes                                 26           21
---------------------------------------------------------------
   Earnings                                 $38          $32
===============================================================
AVERAGE BALANCE SHEET
Intangible assets                        $1,033       $1,079
Other assets                                857          663
---------------------------------------------------------------
   Total assets                          $1,890       $1,742
===============================================================
Assigned funds and other liabilities     $1,682       $1,534
Assigned capital                            208          208
---------------------------------------------------------------
   Total funds                           $1,890       $1,742
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                   37%          31%
Operating margin                             26           23
===============================================================
(a) Net of nonoperating expense.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.

PFPC is focusing technological resources on targeting Web-based initiatives, streamlining operations and developing flexible system architecture and client-focused servicing solutions. To meet the growing needs of the European marketplace, PFPC is also continuing its pursuit of offshore expansion.

During the second quarter of 2002, PFPC announced renewed relationships with the Seligman Group of Funds and Eaton Vance Funds, and the selection of PFPC by Wells Fargo Funds Management, LLC to provide fund accounting services. After conversion of the Wells Fargo portfolios, PFPC expects to provide these new and renewing customers with a variety of fund accounting/administration and transfer agency services for approximately $120 billion of assets. The new relationship is expected to help offset customer losses due to attrition and highly competitive conditions.

PFPC contributed $38 million or 6% of total business earnings for the first six months of 2002 compared with $32 million or 5% for the first six months of 2001. Earnings in the first half of 2002 included the impact of a one-time benefit of approximately $13 million of fees related to the renegotiation of a customer contract. PFPC also benefited in 2002 from the adoption of the new goodwill accounting standard that reduced amortization expense by $20 million compared with the first six months of 2001. These benefits were partially offset by higher facilities and technology-related costs. The cost of integration, technology and infrastructure enhancements, coupled with a shift in both product and client mix, continued to exert pressure on operating margins. Margins are expected to remain under pressure at least until equity markets improve for a sustained period.

Revenue of $399 million for the first six months of 2002 increased $2 million compared with the first six months of 2001. Excluding the one-time benefit described above, revenue declined in the comparison primarily due to lower equity valuations, pricing and other competitive factors including customer attrition. See Business and Economic Conditions and Fund Servicing in the Risk Factors section of the Financial Review included in the 2001 Form 10-K for additional information regarding matters that could impact fund servicing revenue.

Operating expense increased $15 million or 5% in the period-to-period comparison primarily due to increased staff levels for new product support combined with additional investments in technology.

Operating income for the first six months of 2002 included accretion of a discounted customer contract liability of $17 million. Accretion for the first six months of 2001 was $15 million.

SERVICING STATISTICS
June 30                                      2002         2001
---------------------------------------------------------------
Accounting/administration net assets
 ($ in billions)
 Domestic                                    $485         $488
 Foreign (a)                                   28           14
---------------------------------------------------------------
    Total                                    $513         $502
Custody assets ($ in billions)               $323         $442
Shareholder accounts (in millions)             51           45
===============================================================
(a) Represents net assets serviced offshore.

Accounting/administration net assets have increased compared with the 2001 period as changes in domestic customer mix and successful offshore sales efforts have offset the impact of weak equity markets. Custody assets have declined primarily due to changes in customer relationships.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME
Changes in net interest income and margin result from the interaction among the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin. See the Balance Sheet Highlights section of this Financial Review and the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

Taxable-equivalent net interest income of $1.151 billion for the first six months of 2002 increased 2% compared with the first six months of 2001. The increase was primarily due to the positive impact of transaction deposit growth and a lower rate environment that was partially offset by the impact of continued downsizing of the loan portfolio. The net interest margin widened 36 basis points to 4.06% for the first six months of 2002 compared with 3.70% for the first six months of 2001. The improvement was primarily due to the impact of changes in balance sheet composition and a lower interest rate environment in 2002, combined with a steep yield curve. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information.

Taxable-equivalent net interest income was $558 million and the net interest margin was 3.99% for the second quarter of 2002 compared with $569 million and 3.77%, respectively, for the second quarter of 2001. The decrease in net interest income resulted from the impact of a $4.4 billion or 7% decline in average earning assets that was mitigated by the benefit of a wider net interest margin in a lower interest rate environment. Continued downsizing of the institutional lending portfolio and overall balance sheet leverage drove the decline in average earning assets.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $171 million for the first six months of 2002 compared with $125 million for the first six months of 2001. The provision for credit losses was $89 million for the second quarter of 2002 compared with $45 million for the prior year quarter. The provision in all periods includes amounts for potential losses on loans and credit exposure related to unfunded loan commitments and letters of credit. The increases were primarily due to additional reserves provided for PNC Business Credit and Corporate Banking.
The Corporate Banking increase related primarily to Market Street liquidity facilities. See Market Street within this Financial Review for further information.

Net charge-offs were $115 million or .61% of average loans for the first half of 2002 compared with $125 million or .53%, respectively, for the first half of 2001. Net charge-offs were $74 million or .78% of average loans for the second quarter of 2002 compared with $45 million or .40%, respectively, for the second quarter of 2001. Net charge-offs for the second quarter of 2002 included $45 million related to a customer of Market Street, which was fully reserved at March 31, 2002.

NONINTEREST INCOME
Noninterest income was $1.629 billion for the first six months of 2002 compared with $1.448 billion for the first six months of 2001. Second quarter 2002 noninterest income totaled $855 million compared with $733 million in the second quarter of 2001.

Asset management fees were $451 million for the first six months of 2002, an increase of $14 million compared with the first six months of 2001. Second quarter 2002 asset management fees increased $16 million, to $230 million, compared with the second quarter of 2001. Increases in separate account assets under management, sales of alternative investment products and performance fees at BlackRock benefited both 2002 periods. The impact of these items in 2002 more than offset the recognition of $15 million of revenue accrual adjustments that benefited the first half of 2001. Consolidated assets under management increased to $294 billion at June 30, 2002 compared with $260 billion at June 30, 2001 due to growth at BlackRock.

Fund servicing fees increased $8 million, to $398 million, for the first six months of 2002 compared with the year-ago period. Fund servicing fees increased $7 million, to $202 million, for the second quarter of 2002 compared with the second quarter of 2001. The increases in both 2002 periods reflect a one-time benefit of approximately $13 million related to the renegotiation of a customer contract recognized during the second quarter of 2002 at PFPC. Excluding this benefit, fund servicing revenue declined in both comparisons as a result of the impact of lower equity valuations, pricing and other competitive factors including customer attrition.

Service charges on deposits totaled $109 million for the first six months of 2002, an increase of $5 million compared with the first half of 2001 as an increase in average transaction deposits more than offset the impact of price reductions for certain services. Service charges on deposits increased $1 million, to $55 million, for the second quarter of 2002. Brokerage fees of $110 million for the first half of 2002 increased $1 million compared with the comparable prior year period. For the second quarter of 2002, brokerage fees were flat compared with the prior year quarter.

Consumer services revenue increased $3 million to $116 million for the first six months of 2002 compared with the first six months of 2001, with the entire increase attributable to the second quarter of 2002. The increase reflected additional fees from ATM and debit cards primarily due to an increase in transaction volumes.

Corporate services revenue totaled $267 million for the first six months of 2002, up $115 million from $152 million for the first half of 2001. For the second quarter of 2002, corporate services revenue increased $73 million, to $149 million, compared with the second quarter of 2001. The increases in 2002 reflect net gains in excess of valuation adjustments related to institutional loans held for sale totaling $78 million for the first six months of 2002 and $55 million for the second quarter of 2002, and higher treasury management fees in both periods.

Equity management (private equity activities) net losses on portfolio investments were $15 million for the first six months of 2002 compared with net losses of $69 million for the first half of 2001. For the second quarter of 2002, equity management net losses on portfolio investments totaled $13 million compared with $30 million for the prior year quarter.

Net securities gains totaled $20 million for the first six months of 2002 compared with $46 million for the comparable prior year period. Net securities gains were $16 million for the second quarter of 2002, down $1 million from the second quarter of 2001.

Other noninterest income increased $7 million to $173 million for the first half of 2002. Other noninterest income increased $6 million to $100 million in the second quarter of 2002. A $14 million gain on the sale of a real estate investment and a $10 million benefit resulting from the reduction in the put option liability related to the NBOC acquisition contributed to the second quarter and first six months increases. This increase was mitigated in the comparison by $15 million of gains related to residential mortgage loan securitizations and a higher level of revenue from trading activities a year ago.

Net trading income included in other noninterest income totaled $53 million for the first six months of 2002, compared with $77 million for the comparable prior year period. For the second quarter of 2002, net trading income included in other noninterest income was $29 million compared with $40 million for the prior year quarter. The decrease resulted from lower derivatives trading income. See Trading Activities in the Risk Management section of this Financial Review and
Note 7 Trading Activities to the Notes to Consolidated Financial Statements for additional information.

NONINTEREST EXPENSE
Total noninterest expense was $1.615 billion for the first six months of 2002, an increase of $40 million or 3% compared with the first half of 2001. Noninterest expense for the second quarter of 2002 totaled $824 million, up $30 million compared with the second quarter of 2001. Excluding the effect of goodwill amortization expense from the second quarter and first six months of 2001, noninterest expense increased $59 million and $99 million, respectively, in the comparable 2002 periods. The increase for the second quarter of 2002 reflected higher operating expenses of $16 million, $6 million and $5 million at BlackRock, PFPC and PNC Business Credit, respectively, related to increased business volumes, and an increase of $11 million in legal costs. For the first half of 2002, the increase was primarily due to higher operating expenses of $26 million, $15 million and $12 million at BlackRock, PFPC and PNC Business Credit, respectively, and an additional $21 million of legal costs. In addition, other noninterest expense for the second quarter and first six months of 2002 included a $16 million adjustment related to incentive and retention arrangements in the form of co-investment partnerships for certain equity management employees. See Regulatory Matters in the Risk Management section of this Financial Review for additional information.

The efficiency ratio was 57% for the first half of 2002 and for both the 2002 and 2001 second quarters, while the efficiency ratio for the first half of 2001 was 58%. Average full-time equivalent employees totaled approximately 24,000 and 24,700 for the first six months of 2002 and 2001, respectively. The decrease was mainly in Regional Community Banking and Corporate Banking.

CONSOLIDATED BALANCE SHEET REVIEW

STRATEGIC REPOSITIONING
As previously reported, PNC took several actions in 2001 to accelerate the strategic repositioning of its lending businesses that began in 1998. A total of $12.0 billion of credit exposure (comprised of loans outstanding, unfunded commitments and letters of credit) including $6.2 billion of outstandings were designated for exit or transferred to held for sale during 2001, of which $10.1 billion and $4.3 billion, respectively, related to the institutional lending portfolio. The remaining $1.9 billion of credit exposure and outstandings related to PNC's vehicle leasing business that is being discontinued. At June 30, 2002, PNC's vehicle leasing business had $1.7 billion in assets that have been designated for exit and are expected to mature over a period of approximately 5 years with a weighted-average remaining life of three years.
See Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information regarding certain risks associated with executing these strategies.

Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are included in the Corporate Banking, PNC Real Estate Finance and PNC Business Credit sections of the Review of Businesses within this Financial Review. A rollforward of the institutional lending held for sale portfolio follows:

ROLLFORWARD OF INSTITUTIONAL LENDING HELD FOR SALE PORTFOLIO
In millions                        Credit Exposure    Outstandings
-------------------------------------------------------------------
January 1, 2002                             $4,958          $2,568
Additions                                      119             236
Sales                                       (1,565)           (894)
Payments and other exposure
  reductions                                (1,307)           (686)
Valuation adjustments, net                    (186)           (158)
-------------------------------------------------------------------
    June 30, 2002                           $2,019          $1,066
===================================================================

During the second quarter and first six months of 2002, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $55 million and $78 million, respectively. Details by business follow:



INSTITUTIONAL LENDING HELD FOR SALE ACTIVITY
Three months ended
June 30, 2002                Net gains on    Valuation
In millions                   liquidation  Adjustments    Total
----------------------------------------------------------------
Corporate Banking                    $134        $(84)      $50
PNC Real Estate Finance                16          (4)       12
PNC Business Credit                     2          (9)       (7)
----------------------------------------------------------------
    Total                            $152        $(97)      $55
================================================================

Six months ended
June 30, 2002                Net gains on    Valuation
In millions                   liquidation  Adjustments    Total
----------------------------------------------------------------
Corporate Banking                    $244       $(165)      $79
PNC Real Estate Finance                17         (11)        6
PNC Business Credit                     3         (10)       (7)
----------------------------------------------------------------
    Total                            $264       $(186)      $78
================================================================

In addition to the actions taken regarding the institutional lending held for sale and exit portfolios, the Corporation also recorded charges in 2001 totaling $208 million in connection with other actions and additions to reserves. Reserves related to these actions totaled $156 million at June 30, 2002. The following table summarizes the second quarter and year-to-date 2002 changes to these reserves:

ROLLFORWARD OF OTHER RESERVES RELATED TO FOURTH QUARTER 2001 ACTIONS
                                           First   Second    At
                                         Quarter  Quarter  June
                          2001 Utilized     2002     2002    30
In millions             Charge  in 2001 Activity Activity  2002
----------------------------------------------------------------
Vehicle leasing           $135    $(11)     $(3)           $121
Asset impairment
  and severance costs       37     (24)     (10)    $(2)      1
Facilities
  consolidation
  and other charges         36               (1)     (1)     34
----------------------------------------------------------------
    Total                 $208    $(35)    $(14)    $(3)   $156
================================================================

The fourth quarter 2001 charge of $135 million in connection with the vehicle leasing business included exit costs and additions to reserves related to insured residual value exposures. At June 30, 2002, the related liability had been reduced to $121 million as a result of goodwill impairment of $11 million recorded in the fourth quarter of 2001 and a net $3 million reduction related to severance and contractual payments recorded in the first six months of 2002 in connection with PNC's exit of this business.

The liability for asset impairment and severance costs had been reduced to $1 million at June 30, 2002 as a result of asset write-downs of $24 million in the fourth quarter of 2001 and $12 million of severance benefits paid in the first six months of 2002.

In the fourth quarter of 2001, PFPC incurred $36 million of pretax charges primarily related to a plan to consolidate certain facilities. The charges primarily reflected termination costs related to exiting certain lease agreements and the abandonment of related leasehold improvements. The Corporation is continuing to pursue these initiatives and expects the related facilities relocations to be completed by the end of 2002.


LOANS
Loans were $37.7 billion at June 30, 2002, a $.3 billion decrease from year-end 2001 primarily due to the comparative impact of residential mortgage loan sales and securitizations in 2001 and transfers to held for sale and the managed reduction of institutional loans, which more than offset the impact in 2002 of the NBOC acquisition and growth in home equity loans.

DETAILS OF LOANS
                                           June 30 December 31
In millions                                   2002        2001
----------------------------------------------------------------
Commercial
 Manufacturing                              $3,838      $3,352
 Retail/wholesale                            4,333       3,856
 Service providers                           2,016       2,136
 Real estate related                         1,583       1,720
 Financial services                          1,326       1,362
 Communications                                110         139
 Health care                                   471         517
 Other                                       2,548       2,123
----------------------------------------------------------------
    Total commercial                        16,225      15,205
----------------------------------------------------------------
Commercial real estate
 Mortgage                                      546         592
 Real estate project                         1,963       1,780
----------------------------------------------------------------
    Total commercial real estate             2,509       2,372
----------------------------------------------------------------
Consumer
 Home equity                                 7,654       7,016
 Automobile                                    607         773
 Other                                       1,325       1,375
----------------------------------------------------------------
    Total consumer                           9,586       9,164
----------------------------------------------------------------
Residential mortgage                         4,750       6,395
Lease financing
 Vehicle                                     1,661       1,930
 Equipment                                   3,620       3,627
----------------------------------------------------------------
    Total lease financing                    5,281       5,557
----------------------------------------------------------------
Other                                          437         445
Unearned income                             (1,104)     (1,164)
----------------------------------------------------------------
    Total, net of unearned income          $37,684     $37,974
================================================================

Loan portfolio composition continued to be diversified across PNC's footprint among numerous industries and types of businesses. At June 30, 2002, loans of $37.7 billion included $1.7 billion of vehicle leases and $18 million of commercial loans that have been designated for exit.

NET UNFUNDED COMMITMENTS
                                         June 30   December 31
In millions                                 2002          2001
----------------------------------------------------------------
Commercial                               $21,390       $20,233
Commercial real estate                       780           711
Consumer                                   5,260         4,977
Lease financing                              111           146
Other                                        118           139
Designated for exit or held for sale       2,248         4,837
----------------------------------------------------------------
 Total                                   $29,907       $31,043
================================================================

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commitments include loan commitments and liquidity facilities provided to Market Street. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $7.0 billion at June 30, 2002 and $7.1 billion at December 31, 2001.

Net outstanding letters of credit totaled $3.9 billion and $4.0 billion at June 30, 2002 and December 31, 2001, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur.

LOANS HELD FOR SALE
Loans held for sale were $2.4 billion at June 30, 2002 compared with $4.2 billion at December 31, 2001. See Strategic Repositioning in this Financial Review for further information regarding details of the institutional lending held for sale portfolio. Approximately $170 million of loans held at June 30, 2002 by companies formed with AIG are classified in the consolidated financial statements as loans held for sale. Substantially all student loans are classified as loans held for sale.

DETAILS OF LOANS HELD FOR SALE
                                           June 30   December 31
In millions                                   2002          2001
----------------------------------------------------------------
Institutional lending repositioning
 Commercial
    Manufacturing                             $415          $810
    Communications                             186           690
    Service providers                           86           333
    Retail/wholesale                            57           114
    Financial services                          33            40
    Health care                                 33            73
    Real estate related                         13            30
    Other                                      137           223
----------------------------------------------------------------
      Total commercial                         960         2,313
----------------------------------------------------------------
 Commercial real estate                        106           248
 Lease financing                                               7
----------------------------------------------------------------
    Total institutional lending
      repositioning                          1,066         2,568
Student loans                                1,123         1,340
Other                                          252           281
----------------------------------------------------------------
      Total loans held for sale             $2,441        $4,189
================================================================

NONPERFORMING, PAST DUE AND POTENTIAL PROBLEM ASSETS
Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.


NONPERFORMING ASSETS BY TYPE
                                          June 30  December 31
Dollars in millions                          2002         2001
----------------------------------------------------------------
Nonaccrual loans
   Commercial                                $285         $188
   Commercial real estate                       3            4
   Consumer                                    11            3
   Residential mortgage                         6            5
   Lease financing                             18           11
----------------------------------------------------------------
    Total nonaccrual loans                    323          211
Troubled debt restructured loan                 2
----------------------------------------------------------------
      Total nonperforming loans               325          211
Nonperforming loans held for sale (a)         162          169
Foreclosed assets
   Commercial real estate                                    1
   Residential mortgage                         5            3
   Other                                        8            7
----------------------------------------------------------------
    Total foreclosed assets                    13           11
----------------------------------------------------------------
 Total nonperforming assets                  $500         $391
================================================================
Nonperforming loans to total loans            .86%         .56%
Nonperforming assets to total loans,
 loans held for sale and foreclosed assets   1.25          .93
Nonperforming assets to total assets          .75          .56
================================================================
(a)Includes $6 million of a troubled debt restructured loan held for sale at December 31, 2001.

Of the total nonperforming loans at June 30, 2002, 42% are related to PNC Business Credit. These loans are to borrowers, many of which have weak credit risk ratings. As a result, these loans typically exhibit a higher risk of default and a greater proportion of such loans may be classified as nonperforming. Increases in nonperforming assets in this business are expected to continue at this point in the economic cycle. The above table excludes nonperforming equity management assets carried at estimated fair value of $29 million and $18 million at June 30, 2002 and December 31, 2001, respectively, and included in other assets on the Consolidated Balance Sheet.

The amount of nonperforming loans that were current as to principal and interest was $122 million at June 30, 2002 and $93 million at December 31, 2001. The amount of nonperforming loans held for sale that were current as to principal and interest was $36 million at June 30, 2002 and $8 million at December 31, 2001.

NONPERFORMING ASSETS BY BUSINESS
                                             June 30 December 31
In millions                                     2002        2001
-----------------------------------------------------------------
Regional Community Banking                       $65         $52
Corporate Banking                                261         220
PNC Real Estate Finance                            6           6
PNC Business Credit                              164         109
PNC Advisors                                       4           4
-----------------------------------------------------------------
  Total nonperforming assets                    $500        $391
=================================================================

At June 30, 2002, Corporate Banking, PNC Real Estate Finance and PNC Business Credit had nonperforming loans held for sale of $133 million, $3 million and $26 million, respectively, which are included in the preceding table.

CHANGE IN NONPERFORMING ASSETS
In millions                                    2002        2001
----------------------------------------------------------------
January 1                                      $391        $372
Transferred from accrual                        548         368
Returned to performing                         (19)         (13)
Principal reductions                          (189)         (97)
Asset sales                                    (98)         (23)
Charge-offs and valuation adjustments         (133)        (133)
----------------------------------------------------------------
   June 30                                     $500        $474
================================================================

Credit quality was adversely affected for the first six months of 2002 and a sustained weakness or further weakening of the economy, or other factors that affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods. These risks may be particularly relevant to PNC Business Credit due to the nature of its borrowers. See PNC Business Credit in the Review of Businesses section of this Financial Review for additional information.

ACCRUING LOANS AND LOANS HELD FOR SALE PAST DUE 90 DAYS OR MORE

                                            Percent of Total
                            Amount            Outstandings
                      ------------------------------------------
                       June 30    Dec. 31   June 30    Dec. 31
Dollars in millions       2002       2001      2002       2001
----------------------------------------------------------------
Commercial                 $76        $54      .47%        .36%
Commercial real
  estate                     1         11      .04         .46
Consumer                    29         36      .30         .39
Residential mortgage        46         56      .97         .88
Lease financing              1          2      .02         .05
-------------------------------------------
 Total loans               153        159      .41         .42
Loans held for sale         26         33     1.07         .79
-------------------------------------------
  Total loans and
     loans held for
     sale                 $179       $192      .45         .46
================================================================

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months, totaled $278 million and $101 million, respectively, at June 30, 2002. Approximately one-half of these loans are in the PNC Business Credit portfolio and all of the loans held for sale relate to the institutional lending repositioning.

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

ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT The Corporation maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is determined based on quarterly assessments of the probable estimated losses inherent in the loan portfolio.
The methodology for measuring the appropriate level of the allowance consists of several elements, including specific allocations to impaired loans, allocations to pools of non-impaired loans and unallocated reserves. While allocations are made to specific loans and pools of loans, the total reserve is available for all loan losses. Enhancements and refinements to the reserve methodology during the second quarter of 2002 resulted in a reallocation of the allowance for credit losses among the Corporation's businesses and from unallocated to specific and pool categories.

In addition to the allowance for credit losses, the Corporation maintains an allowance for unfunded loan commitments and letters of credit. This amount, reported as a liability on the Consolidated Balance Sheet, is determined using estimates of the probability of the ultimate funding and potential losses related to those credit exposures. The methodology used is similar to the methodology used for determining the adequacy of the allowance for credit losses. The allowance was previously included as a component of the allowance for credit losses.

Specific allowances are established for loans considered impaired by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." All nonperforming loans are considered impaired under SFAS No. 114. Specific allowances are determined for individual loans over a dollar threshold by PNC's Special Asset Committee based on an analysis of the present value of its expected future cash flows discounted at its effective interest rate, its observable market price or the fair value of the underlying collateral. A minimum specific allowance is established on all impaired loans at the applicable pool reserve allocation for similar loans.

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by PNC's business structure and internal risk rating categories. Key elements of the pool reserve methodology include expected default probabilities ("EDP"), loss given default ("LGD") and exposure at default ("EAD"). EDPs are derived from historical default analyses and are a function of the borrower's risk rating grade and expected loan term. LGDs are derived from historical loss data and are a function of the loan's collateral value and other structural factors that may affect the ultimate ability to collect on the loan. EADs are derived from banking industry and PNC's own exposure at default data.

This methodology is sensitive to changes in key risk parameters such as EDPs and LGDs. In general, a given change in any of the major risk parameters will have a commensurate change in the pool reserve allocations to non-impaired commercial loans. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the maturity distribution of the loans will contribute to the final pool reserve allocations.

Consumer (including residential mortgage) loan allocations are made at a total portfolio level by consumer product line based on historical loss experience. A four-quarter average loss rate is computed as net charge-offs for the prior four quarters as a percentage of the average loan outstandings in those quarters. This loss rate is applied to loans outstanding at the end of the current period.

The final loan reserve allocations are based on this methodology and management's judgment of other qualitative factors which may include, among others, regional and national economic conditions, business segment and portfolio concentrations, historical versus estimated losses, model risk and changes to the level of credit risk in the portfolio.

Unallocated reserves are established to provide coverage for risks not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, potential judgment and data errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in the risk measures or characteristics of the portfolio due to inherent lags in information. Management's evaluation of these and other relevant factors determines the level of unallocated reserves established at the evaluation date.

The Reserve Adequacy Committee provides oversight for the allowance evaluation process, including quarterly evaluations and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                        June 30, 2002        December 31, 2001
                     --------------------- ----------------------
                                Loans to               Loans to
                                   Total                  Total
Dollars in millions   Allowance    Loans     Allowance    Loans
-----------------------------------------------------------------
Commercial                $507      43.1%       $392       40.0%
Commercial
  real estate               60       6.7          63        6.3
Consumer                    29      25.4          39       24.1
Residential
  mortgage                  10      12.6           8       16.8
Other                       48      12.2          58       12.8
-----------------------------------------------------------------
Total                     $654      100%        $560       100%
=================================================================

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $115 million at June 30, 2002 and $143 million at December 31, 2001 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 18% of the total allowance and .31% of total loans at June 30, 2002, compared with 26% and .38%, respectively, at December 31, 2001.

The provision for credit losses for the first six months of 2002 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of June 30, 2002 reflected changes in loan portfolio composition, the net impact of downsizing credit exposure, the impact of refinements to the Corporation's reserve methodology and changes in asset quality.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                     2002      2001
-----------------------------------------------------------------
January 1                                       $560      $598
Charge-offs                                     (139)     (148)
Recoveries                                        24        23
-----------------------------------------------------------------
   Net charge-offs                              (115)     (125)
Provision for credit losses                      171       125
Acquired allowance (NBOC acquisition)             41
Net change in allowance for unfunded loan
   commitments and letters of credit              (3)       (3)
-----------------------------------------------------------------
   June 30                                      $654      $595
=================================================================

ROLLFORWARD OF ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
In millions                                     2002      2001
-----------------------------------------------------------------
January 1                                        $70       $77
Net change in allowance for unfunded
   loan commitments and letters of credit          3         3
-----------------------------------------------------------------
June 30                                          $73       $80
=================================================================

The allowance for credit losses as a percent of nonperforming loans and total loans was 201% and 1.74%, respectively, at June 30, 2002 compared with 265% and 1.47%, respectively, at December 31, 2001. The decline in the allowance as a percent of nonperforming loans since December 31, 2001 resulted from increases in nonperforming assets at PNC Business Credit and in Corporate Banking related to a Market Street liquidity facility.

CHARGE-OFFS AND RECOVERIES

                                                                 Percent
                                                                      of
Six months ended June 30                                   Net   Average
Dollars in millions        Charge-offs Recoveries  Charge-offs     Loans
--------------------------------------------------------------------------------
2002
Commercial                        $105        $14          $91      1.13%
Commercial real
  estate                             2                       2       .16
Consumer                            20          8           12       .26
Residential mortgage                 2          1            1       .04
Lease financing                     10          1            9       .42
--------------------------------------------------------------
   Total                          $139        $24         $115       .61
================================================================================
2001
Commercial                        $119        $12         $107      1.05%
Consumer                            20          9           11       .24
Residential mortgage                 1                       1       .02
Lease financing                      8          2            6       .30
--------------------------------------------------------------
   Total                          $148        $23         $125       .53
================================================================================

CREDIT DEFAULT SWAPS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At June 30, 2002, credit default swaps of $159 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial Derivatives section of this Financial Review. Net gains realized in connection with credit default swaps totaled $161,000 for the second quarter and first six months of 2002. There were no gains or losses in the first six months of the prior year.

SECURITIES
Total securities were $12.3 billion and represented 18% of total assets at June 30, 2002 compared with $13.9 billion and 20%, respectively, at December 31, 2001. The decreases were primarily due to the sale of mortgage-backed securities during the first quarter of 2002.

At June 30, 2002, the securities available for sale balance included a net unrealized gain of $100 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income. The expected weighted-average life of securities available for sale was 3 years and 5 months at June 30, 2002 compared with 4 years at December 31, 2001.

Securities designated as held to maturity are carried at amortized cost and are assets of companies formed with AIG that are consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 20 years and 4 months at June 30, 2002 compared with 18 years and 11 months at December 31, 2001.

DETAILS OF SECURITIES
                                            Amortized       Fair
In millions                                      Cost      Value
-----------------------------------------------------------------
JUNE 30, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $630       $632
   Mortgage-backed                              7,545      7,587
   Asset-backed                                 2,706      2,756
   State and municipal                             61         66
   Other debt                                      59         60
Corporate stocks and other                        872        872
-----------------------------------------------------------------
   Total securities available for sale        $11,873    $11,973
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $268       $262
   Asset-backed                                     8          8
   Other debt                                      64         64
-----------------------------------------------------------------
   Total securities held to maturity             $340       $334
=================================================================
December 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $808       $807
   Mortgage-backed                              9,669      9,578
   Asset-backed                                 2,799      2,776
   State and municipal                             62         64
   Other debt                                      75         75
Corporate stocks and other                        264        245
-----------------------------------------------------------------
   Total securities available for sale        $13,677    $13,545
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $260       $257
   Asset-backed                                     8          8
   Other debt                                      95         95
-----------------------------------------------------------------
   Total securities held to maturity             $363       $360
=================================================================

EQUITY MANAGEMENT ACTIVITIES
At June 30, 2002, equity management investments totaled approximately $569 million, composed of portfolio investments and assets held by co-investment partnerships. Approximately 56% of the amount is invested directly in a variety of companies and approximately 44% is invested in various limited partnerships. The valuation of equity management assets is subject to the performance of the underlying companies as well as market conditions and may be volatile. The Corporation continues to make equity management investments on a limited basis and to manage private equity investments for others. As described in the Corporation's July 18, 2002 Current Report on Form 8-K ("July 18, 2002 8-K"), such activities are subject to limitation as a result of bank regulatory, supervisory and examination activities and may have to be curtailed if the Corporation is not successful in satisfying relevant regulatory requirements.

FUNDING SOURCES
Total funding sources were $54.9 billion at June 30, 2002 and $59.4 billion at December 31, 2001, a decrease of $4.5 billion corresponding to a decrease of $2.7 billion in total assets and increases in other liabilities and total shareholders' equity of $1.2 billion and $.6 billion, respectively. Total deposits decreased $2.9 billion from December 31, 2001 partly due to a $1.4 billion decrease in deposits in foreign offices and other time deposits.

Borrowed funds decreased consistent with declines in total assets and earning assets.

DETAILS OF FUNDING SOURCES
                                             June 30 December 31
In millions                                     2002        2001
-----------------------------------------------------------------
Deposits
   Demand and money market                   $31,154     $32,589
   Savings                                     2,069       1,942
   Retail certificates of deposit             10,555      10,727
   Other time                                    340         472
   Deposits in foreign offices                   309       1,574
-----------------------------------------------------------------
     Total deposits                           44,427      47,304
-----------------------------------------------------------------
Borrowed funds
   Federal funds purchased                        37         167
   Repurchase agreements                         971         954
   Bank notes and senior debt                  5,434       6,362
   Federal Home Loan Bank borrowings           1,277       2,047
   Subordinated debt                           2,332       2,298
   Other borrowed funds                          429         262
----------------------------------------------------------------
     Total borrowed funds                     10,480      12,090
----------------------------------------------------------------
   Total                                     $54,907     $59,394
================================================================

LIQUIDITY
Liquid assets consist of short-term investments and securities available for sale. At June 30, 2002, such assets totaled $14.9 billion, with $6.8 billion pledged as collateral for borrowings, trust and other commitments. Secured advances from the Federal Home Loan Bank, of which PNC Bank, PNC's principal bank subsidiary, is a member, are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At June 30, 2002, approximately $9.8 billion of residential mortgages and other real-estate related loans were available as collateral for borrowings from the Federal Home Loan Bank. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

Liquidity for the parent company and subsidiaries is generated through the issuance of securities in public or private markets and lines of credit. At June 30, 2002, the Corporation had unused capacity under effective shelf registration statements of approximately $3.3 billion of debt or equity securities and $400 million of trust preferred capital securities. The Corporation had an unused line of credit of $460 million at June 30, 2002.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank. PNC Bank's dividend level may be impacted by its capital needs, supervisory policies, corporate policies, contractual restrictions and other factors. Also, there are legal limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by all bank subsidiaries without prior regulatory approval was approximately $350 million at June 30, 2002.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of June 30, 2002, the parent company had approximately $650 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. Management believes the parent company has sufficient liquidity available to meet current obligations to its debt holders, vendors, and others and to pay dividends at current rates through 2002.

CAPITAL
The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the ability to repurchase stock, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength. At June 30, 2002, each banking subsidiary of the Corporation was considered "well capitalized" based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

                                             June 30  December 31
Dollars in millions                             2002         2001
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                   $6,380      $5,813
     Preferred                                    10          10
   Trust preferred capital securities            848         848
   Minority interest                             174         134
   Goodwill and other intangibles             (2,456)     (2,174)
   Net unrealized securities (gains) losses      (65)         86
   Net unrealized gains on cash flow
     hedge derivatives                          (107)        (98)
   Nonfinancial equity investments               (37)
   Other, net                                    (11)        (20)
------------------------------------------------------------------
     Tier I risk-based capital                 4,736       4,599
   Subordinated debt                           1,469       1,616
   Minority interest                              36          36
   Eligible allowance for credit losses          726         707
------------------------------------------------------------------
   Total risk-based capital                   $6,967      $6,958
==================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments, and
     market risk equivalent assets           $58,016     $58,958
   Average tangible assets                    64,008      67,604
==================================================================
Capital ratios
   Tier I risk-based                             8.2%       7.8%
   Total risk-based                             12.0       11.8
   Leverage                                      7.4        6.8
==================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

On January 3, 2002 the Board of Directors authorized the Corporation to purchase up to 35 million shares of its common stock through February 29, 2004. These shares may be purchased in the open market or privately negotiated transactions. This authorization terminated any prior authorization. During the first half of 2002, PNC repurchased 320,000 shares of its common stock under this program. The extent and timing of any further share repurchases will depend on a number of factors including, among others, progress in disposing of loans held for sale, regulatory capital considerations, alternative uses of capital and receipt of regulatory approvals if then required. The Corporation does not currently intend to repurchase additional shares through the remainder of 2002 under this program.

RISK FACTORS
The Corporation is subject to a number of risks including, among others, those described below, in the Consolidated Balance Sheet Review, Risk Management and Forward-Looking Statements sections of this Financial Review and elsewhere in this report. The Risk Factors section of the Financial Review included in the 2001 Form 10-K describes a number of risks applicable to the Corporation, including: business and economic conditions, supervision and regulation, monetary and other policies, competition, disintermediation, asset management performance, fund servicing, acquisitions and terrorist activities. Reference is made to the 2001 Form 10-K as supplemented by the July 18, 2002 8-K for a detailed description of these risks which continue to have the potential to impact the Corporation's business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
The Corporation's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect PNC's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on PNC's future financial condition and results of operations.

ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT The allowances for credit losses and unfunded loan commitments and letters of credit are calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowances is based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends. Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $507 million or 78% of the total allowance for credit losses at June 30, 2002 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

EQUITY MANAGEMENT ASSET VALUATION
Equity management assets are valued at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value. Changes in the market value of these investments are reflected in the Corporation's results of operations. The value of limited partnership investments is based on the financial statements received from the general partners. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. Market conditions and actual performance of the companies invested in could differ from these assumptions resulting in lower valuations that could adversely impact earnings in future periods.

LEASE RESIDUALS
Leases are carried at the aggregate of lease payments and the estimated residual value of the leased property, less unearned income. The Corporation provides financing for various types of equipment, aircraft, energy and power systems, rolling stock and vehicles through a variety of lease arrangements. A significant portion of the residual value is covered by residual value insurance or guaranteed by governmental entities. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets including the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value which could result in a charge and adversely impact earnings in future periods.

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

As such, goodwill value is supported ultimately by revenue which is driven by the volume of business transacted and, for certain businesses, the market value of assets under administration. A decline in earnings as a result of a lack of growth or the Corporation's inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in a charge and adversely impact earnings in future periods.

Total goodwill was $2.3 billion and other intangible assets, net of accumulated amortization, totaled $342 million at June 30, 2002.



RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit risk, interest rate risk, liquidity risk, operational risk, and risk associated with trading activities, financial derivatives and "off-balance-sheet" activities. PNC has risk management processes designed to provide for risk identification, measurement and monitoring. Credit risk and liquidity risk are described in the Consolidated Balance Sheet Review section of this Financial Review. See the 2001 Form 10-K for further information. These factors and others could impact the Corporation's business, financial condition and results of operations.

INTEREST RATE RISK
The Corporation measures and manages both the short-term and long-term effects of changing interest rates. An income simulation model measures the sensitivity of net interest income to changing interest rates over the next twenty-four month period. An economic value of equity model measures the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

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

At June 30, 2002, the Corporation was outside of Board-approved policy limits assuming a gradual, parallel 100 basis point decrease in interest rates over the next twelve months. In the current low rate environment, the probability of an additional 100 basis point decline in rates is considered less likely than usual. Therefore, management's actions have focused on attempting to reduce the effects of more modest interest rate declines and on the effects of significantly higher interest rates on the Corporation's net interest income and economic value of equity.

Management has kept the Finance Committee of the Board of Directors apprised of the Corporation's interest rate risk position and continues to model and report the results of this and other interest rate scenarios.

The following table sets forth the sensitivity results for the quarters ended June 30, 2002 and 2001.

INTEREST SENSITIVITY ANALYSIS
                                           June 30    June 30
                                              2002       2001
----------------------------------------------------------------
NET INTEREST INCOME SENSITIVITY SIMULATION
   Effect on net interest income from
     gradual interest rate change over
     following 12 months of:
     100 basis point increase                  1.0%      (0.5)%
     100 basis point decrease                 (4.2)%     (0.3)%
ECONOMIC VALUE OF EQUITY SENSITIVITY MODEL
   Effect on value of on- and off-balance-sheet
     positions as a percentage of assets from
     instantaneous change in interest rates of:
     200 basis point increase                 (0.9)%     (1.3)%
     200 basis point decrease                  0.1%       0.4%
KEY PERIOD-END INTEREST RATES
   One month LIBOR                            1.84%      3.86%
   Three-year swap                            3.85%      5.31%
================================================================

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies. Net trading income was $53 million for the first six months of 2002 compared with $81 million for the first six months of 2001. See
Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential loss due to a two standard deviation, one-day move in interest rates. The combined period-end value-at-risk of all trading operations using this measurement was estimated as less than $1 million at June 30, 2002.

OPERATIONAL RISK

The Corporation is exposed to a variety of operational risks that can affect each of its business activities, particularly those involving processing and servicing. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events such as the September 11th terrorist attacks. The risk of loss also includes the potential legal actions that could result from operational deficiencies or noncompliance with contracts, laws or regulations.

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

FINANCIAL DERIVATIVES

As required, effective January 1, 2001, the Corporation implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The 2001 cumulative effect of the change in accounting principle resulting from the adoption of SFAS No. 133 was an after-tax charge of $5 million reported in the Consolidated Statement of Income and an after-tax accumulated other comprehensive loss of $4 million reported in the Consolidated Balance Sheet.

The following table sets forth changes, during the first six months of 2002, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133.


FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                      Weighted-
                                          December 31                                                 June 30           Average
Dollars in millions                              2001       Additions     Maturities  Terminations       2002          Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                             $6,748          $2,250       $(1,250)      $(2,600)     $5,148      3 yrs. 9 mos.
     Pay fixed                                    107                                         (20)         87       4 yrs. 1 mo.
     Basis swaps                                   87                                         (30)         57      6 yrs. 3 mos.
   Interest rate caps                              25                                                      25     3 yrs. 11 mos.
   Interest rate floors                             7                                                       7     2 yrs. 10 mos.
   Futures contracts                              398              96                        (261)        233             9 mos.
-------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                               7,372           2,346        (1,250)       (2,911)      5,557
-------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk
  management
   Interest rate swaps                            105             408                        (328)        185     10 yrs. 7 mos.
   Total rate of return swaps                     150             150          (225)                       75             3 mos.
-------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management                    255             558          (225)         (328)        260
-------------------------------------------------------------------------------------------------------------
   Total                                       $7,627          $2,904       $(1,475)      $(3,239)     $5,817
===================================================================================================================================

The following table sets forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133 at June 30, 2002. Weighted-average interest rates presented are based on the implied forward yield curve at June 30, 2002.


FINANCIAL DERIVATIVES - 2002

                                                                                                           Weighted-Average
                                                                                                            Interest Rates
                                                                            Notional                 -----------------------------
June 30, 2002 - dollars in millions                                            Value    Fair Value        Paid       Received
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                       $2,735           $86       3.50%           4.46%
      Pay fixed designated to loans                                               87            (6)      6.02            4.23
      Basis swaps designated to loans                                             57                     4.91            4.86
    Interest rate caps designated to loans (b)                                    25                       NM              NM
    Interest rate floors designated to loans (c)                                   7                       NM              NM
    Futures contracts designated to loans                                        233                       NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                            3,144            80
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                               2,413           199       4.60            5.94
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                        2,413           199
---------------------------------------------------------------------------------------------------
    Total interest rate risk management                                        5,557           279
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (a)             185            (8)      5.85            5.51
 Pay total rate of return swaps designated to loans held for
 sale (a)                                                                         75            (2)      6.06            1.45
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                            260           (10)
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                   $5,817          $269
==================================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 55% were based on 1-month LIBOR and 45% on 3-month LIBOR.
(b) Interest rate caps with notional values of $15 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.40%. In addition, interest rate caps with notional values of $6 million require the counterparty to pay the excess, if any, of 1-month LIBOR over a weighted-average strike of 6.00%. The remainder is based on other short-term indices. At June 30, 2002, 3-month LIBOR was 1.86% and 1-month LIBOR was 1.84%.
(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. The remainder is based on other short-term indices. At June 30, 2002, 3-month LIBOR was 1.86%.
NM- Not meaningful

The following table sets forth the notional value and the fair value of financial derivatives used for risk management at December 31, 2001. Weighted-average interest rates presented are based on the implied forward yield curve at December 31, 2001.

FINANCIAL DERIVATIVES - 2001

                                                                                                         Weighted-Average
                                                                                                         Interest Rates
                                                                          Notional                  -----------------------------
December 31, 2001 - dollars in millions                                      Value      Fair Value       Paid        Received
---------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                     $4,335            $132       3.35%           5.23%
      Pay fixed designated to loans                                            107              (5)      5.88            4.66
      Basis swaps designated to loans                                           87                       5.49            5.42
    Interest rate caps designated to loans (b)                                  25                         NM              NM
    Interest rate floors designated to loans (c)                                 7                         NM              NM
    Futures contracts designated to loans                                      398                         NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                          4,959             127
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                             2,413             135       5.20            5.94
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                      2,413             135
---------------------------------------------------------------------------------------------------
    Total interest rate risk management                                      7,372             262
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (a)           105               1       5.52            5.82
 Pay total rate of return swaps designated to loans held for sale (a)          150                       5.89            1.39
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                          255               1
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                 $7,627            $263
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

OTHER DERIVATIVES
Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, primarily consisting of interest rate floors and caps and basis swaps. Other noninterest income for the first six months of 2002 included approximately $3 million of net gains related to the derivatives held for risk management purposes not designated as accounting hedges.


OTHER DERIVATIVES

                                                                        At June 30, 2002
                                               ----------------------------------------------------------------------------------
                                                                         Positive       Negative                        Average
                                                        Notional             Fair           Fair        Net Asset          Fair
In millions                                                Value            Value          Value       (Liability)     Value (a)
---------------------------------------------------------------------------------------------------------------------------------
Customer-related
Interest rate
  Swaps                                                  $20,905             $344          $(367)            $(23)         $(15)
  Caps/floors
    Sold                                                   2,689                             (33)             (33)          (33)
    Purchased                                              2,233               25                              25            26
Foreign exchange                                           4,323               70            (65)               5             4
Other                                                      5,755               71            (59)              12            11
---------------------------------------------------------------------------------------------------------------------------------
 Total customer-related                                   35,905              510           (524)             (14)           (7)
=================================================================================================================================
Other risk management and proprietary
Interest rate
  Basis swaps                                              2,238                6                               6             6
  Caps/floors
    Sold                                                                                                                    (12)
    Purchased                                              4,400                                                             12
Other                                                        450                8             (1)               7             6
---------------------------------------------------------------------------------------------------------------------------------
 Total other risk management and proprietary               7,088               14             (1)              13            12
---------------------------------------------------------------------------------------------------------------------------------
    Total other derivatives                              $42,993             $524          $(525)             $(1)           $5
=================================================================================================================================

(a) Represents average for six months ended June 30, 2002.

"OFF-BALANCE-SHEET" ACTIVITIES
As previously reported, PNC has reputation, legal, operational and fiduciary risks in virtually every area of its business, many of which are not reflected in assets and liabilities recorded on the balance sheet, and some of which are conducted through limited purpose entities known as "special purpose entities." These activities are part of the banking business and would be found in most larger financial institutions with the size and activities of PNC. Most of these involve financial products distributed to customers, trust and custody services, and servicing, processing and funds transfer services, and the amounts involved can be quite large in relation to the Corporation's assets, equity and earnings. The primary accounting followed by PNC for these activities is to reflect the earned income, operating expenses and any receivables or liabilities for transaction settlements. See "Off-Balance-Sheet Activities" in the Risk Management section of the Financial Review included in the 2001 Form 10-K for further information. Also see Note 1 Accounting Policies in the Notes to Consolidated Financial Statements.

The accounting for special purpose entities is currently under review by the Financial Accounting Standards Board. An exposure draft has been issued and the conditions for consolidation or non-consolidation of such entities could change.

MARKET STREET
Market Street is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests in pools of receivables acquired from U.S. corporations unaffiliated with PNC that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $4.3 billion at June 30, 2002 compared with $5.2 billion at December 31, 2001. The accounting rules for these types of entities are currently under review. See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and participates with other banks in providing liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a revolving credit facility with a five year term expiring December 31, 2004. At June 30, 2002, approximately $149 million was outstanding on this facility compared with $166 million at December 31, 2001. An additional $448 million was provided by a major insurer. Also at June 30, 2002, Market Street had liquidity facilities supporting individual pools of receivables totaling $6.4 billion, of which $5.2 billion are provided by PNC Bank. The comparable amounts at December 31, 2001 were $7.0 billion and $5.8 billion, respectively. Credit exposure related to PNC's liquidity facilities provided to Market Street is included in net unfunded commitments as described in Loans in the Consolidated Balance Sheet Review section of this Financial Review.

As Market Street's program administrator, PNC received fees of $7.3 million for the six months ended June 30, 2002. Commitment fees related to PNC's portion of the liquidity facilities amounted to $4.5 million for the first six months of 2002.

As previously reported, during the second quarter of 2002 the Corporation learned of an apparent fraud related to a seller of receivables to Market Street. In April 2002, PNC funded approximately $50 million to Market Street under a liquidity facility agreement. Reserves were specifically allocated to cover this exposure at March 31, 2002 and a charge-off of $45 million representing the total loan outstanding net of cash collateral was recorded during the second quarter of 2002.

Also during the second quarter of 2002, the Corporation funded approximately $63 million resulting from a draw on a liquidity facility with Market Street. This loan was classified as a nonperforming asset at June 30, 2002. PNC is a beneficiary under an insurance policy that provides protection against losses related to the underlying collateral of student loans. The insurance carrier has initiated litigation to rescind the policy in an attempt to avoid payment of claims. Management will vigorously contest the insurer's action and believes that PNC is entitled to collect payment in full. The potential exposure related to this liquidity draw without reference to the insurance coverage was considered in determining the allocation of reserves within the allowance for credit losses at June 30, 2002. Based on current facts and circumstances, management expects that additional reserves will be required in the third quarter of 2002.


PNC has reduced its credit exposure to Market Street since December 31, 2001 and will continue to assess the nature and amount of liquidity facilities provided to this conduit.

REGULATORY MATTERS

On July 18, 2002 the Corporation announced that it had reached a resolution with the SEC concerning the SEC's previously disclosed inquiry into the transfer of certain PNC assets to companies formed with AIG in 2001. PNC consented to an SEC cease-and-desist order to settle the matter and neither admitted nor denied the SEC's findings regarding disclosure, accounting and recordkeeping violations.

PNC also announced on July 18, 2002 that it had entered into an agreement with the Federal Reserve, and that PNC Bank, PNC's principal bank subsidiary, had entered into an agreement with the OCC which address such issues as risk, management and financial controls, following the conclusion of scheduled regulatory examinations. The Corporation will incur additional operating costs in connection with its compliance with these agreements including, among others, incremental staff, continued higher legal and consulting expenses, and higher deposit insurance premiums.


The Corporation's Board of Directors is required by the Corporation's agreement with the Federal Reserve to engage an independent consultant acceptable to the Federal Reserve to conduct a review of the structure, functions and performance of PNC's management and the Board of Directors oversight of management activities (the "Corporate Review") and to prepare a written report that includes findings, conclusions, and written descriptions of any management or operational changes recommended as a result of the Corporate Review. PNC's Board of Directors has selected independent consultants for this Corporate Review and this selection has been approved by the Federal Reserve.

Reference is made to the July 18, 2002 8-K (the text of which is included as Exhibit 99.4 to this Form 10-Q) for additional information regarding these matters.

FORWARD LOOKING STATEMENTS

This report and other statements made by the Corporation may contain forward-looking statements with respect to the Corporation's outlook or expectations for earnings, revenues, returns or other future financial or business performance, strategies and expectations and the impact of legal, regulatory and supervisory matters on the Corporation's business operations and performance. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "position," "poised," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

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

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) the resolution of disputes over certain closing date adjustments related to the sale of the residential mortgage banking business;
(2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets which could result in: a deterioration in credit quality and increased credit losses; an adverse effect on the allowance for credit losses; a reduction in demand for credit or fee-based products and services; a reduction in net interest income, value of assets under management and assets serviced, value of private equity investments and of other debt and equity investments, value of loans held for sale or value of other on-balance-sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;
(3) relative and absolute investment performance of assets under management;
(4) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, the timing and pricing of any sales of loans held for sale, and PNC's inability to realize cost savings or revenue enhancements, implement integration plans and other consequences of mergers, acquisitions, restructurings and divestitures;
(5) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;
(6) the impact of increased competition;
(7) the means PNC chooses to redeploy available capital;
(8) the inability to manage risks inherent in PNC's business;
(9) the unfavorable resolution of legal proceedings or government inquiries; the impact of increased litigation risk from recent regulatory developments; and the impact of reputational risk created by recent regulatory developments on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;
(10) the denial of insurance coverage for claims made by PNC;
(11) an increase in the number of customer or counterparty delinquencies, bankruptcies or defaults that could result in, among other things, increased credit and asset quality risk, a higher loan loss provision and reduced profitability;
(12) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;
(13) actions of the Federal Reserve Board;
(14) the impact of legislative and regulatory reforms;
(15) the impact of the regulatory examination process, the Corporation's failure to satisfy the requirements of written agreements with regulatory agencies and regulators' future use of supervisory and enforcement tools, and
(16) terrorist activities including the September 11th terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

Factors relating to interest rate risk, financial and other derivatives, and regulatory matters are discussed in the Risk Management section of this Financial Review. Other risk factors are described in the Risk Factors section and elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                                Three months ended June 30            Six months ended June 30
                                                              -------------------------------      -------------------------------
In millions, except per share data                                    2002            2001                  2002           2001
Unaudited
----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans and fees on loans                                               $588            $839               $1,187         $1,820
Securities                                                             149             177                  326            299
Loans held for sale                                                     41              31                   93             68
Other                                                                   26              32                   56             64
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                               804           1,079                1,662          2,251
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               172             334                  348            731
Borrowed funds                                                          77             180                  169            401
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              249             514                  517          1,132
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 555             565                1,145          1,119
Provision for credit losses                                             89              45                  171            125
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                466             520                  974            994
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       230             214                  451            437
Fund servicing                                                         202             195                  398            390
Service charges on deposits                                             55              54                  109            104
Brokerage                                                               55              55                  110            109
Consumer services                                                       61              58                  116            113
Corporate services                                                     149              76                  267            152
Equity management                                                      (13)            (30)                 (15)           (69)
Net securities gains                                                    16              17                   20             46
Other                                                                  100              94                  173            166
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            855             733                1,629          1,448
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          441             418                  871            839
Net occupancy                                                           59              54                  117            107
Equipment                                                               67              60                  135            117
Marketing                                                               13              16                   26             25
Distributions on capital securities                                     14              16                   29             33
Other                                                                  230             230                  437            454
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           824             794                1,615          1,575
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before minority interest
   and income taxes                                                    497             459                  988            867
Minority interest in income of consolidated entities                    12               8                   22             16
Income taxes                                                           165             156                  329            291
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   320             295                  637            560
Income from discontinued operations (less applicable income
   taxes of $0)                                                                                                              5
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                   320             295                  637            565
Cumulative effect of accounting change (less applicable
   income tax benefit of $2)                                                                                                (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $320            $295                 $637           $560
==================================================================================================================================

EARNINGS PER COMMON SHARE
Continuing operations and net income
Basic                                                                $1.13           $1.01                $2.25          $1.91
Diluted                                                              $1.12           $1.00                $2.23          $1.89

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                  283             288                  283            289
Diluted                                                                285             291                  285            292
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value                                                               June 30           December 31
Unaudited                                                                                      2002                  2001
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                      $2,839                $4,327
Short-term investments                                                                        2,895                 1,335
Loans held for sale                                                                           2,441                 4,189
Securities                                                                                   12,313                13,908
Loans, net of unearned income of $1,104 and $1,164                                           37,684                37,974
   Allowance for credit losses                                                                 (654)                 (560)
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 37,030                37,414
Goodwill                                                                                      2,314                 2,036
Other intangible assets                                                                         342                   337
Other                                                                                         6,739                 6,092
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $66,913               $69,638
=================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                       $9,227               $10,124
   Interest-bearing                                                                          35,200                37,180
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          44,427                47,304
Borrowed funds
   Federal funds purchased                                                                       37                   167
   Repurchase agreements                                                                        971                   954
   Bank notes and senior debt                                                                 5,434                 6,362
   Federal Home Loan Bank borrowings                                                          1,277                 2,047
   Subordinated debt                                                                          2,332                 2,298
   Other borrowed funds                                                                         429                   262
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                    10,480                12,090
Allowance for unfunded loan commitments and letters of credit                                    73                    70
Other                                                                                         4,485                 3,333
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         59,465                62,797
---------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                               210                   170

Mandatorily redeemable capital securities of subsidiary trusts                                  848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                                         1
Common stock - $5 par value
   Authorized 800 shares
   Issued 353 shares                                                                          1,764                 1,764
Capital surplus                                                                               1,102                 1,077
Retained earnings                                                                             6,913                 6,549
Deferred benefit expense                                                                        (13)                  (16)
Accumulated other comprehensive income                                                          170                     5
Common stock held in treasury at cost: 69 and 70 shares                                      (3,546)               (3,557)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,390                 5,823
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, capital securities and
     shareholders' equity                                                                   $66,913               $69,638
====================================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Six months ended June 30 - in millions
Unaudited                                                                                             2002             2001
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $637             $560
Income from discontinued operations                                                                                      (5)
Cumulative effect of accounting change                                                                                    5
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      637              560
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                         171              125
   Depreciation, amortization and accretion                                                             44              147
   Deferred income taxes                                                                               226              171
   Securities transactions                                                                             (20)             (45)
   Valuation adjustments                                                                                30                9
Change in
   Loans held for sale                                                                               1,948               26
   Other                                                                                            (1,423)            (255)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                       1,613              738
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                   (619)            (167)
Repayment of securities                                                                              1,346            1,153
Sales
   Securities                                                                                        7,858            8,823
   Loans                                                                                             2,099            2,557
   Foreclosed assets                                                                                     5               11
Purchases
   Securities                                                                                       (7,181)         (11,359)
   Loans                                                                                               (22)            (234)
Net cash (paid) received for divestitures/acquisitions                                              (1,676)             503
Other                                                                                                 (118)              11
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                       1,692            1,298
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                       (897)             492
   Interest-bearing deposits                                                                        (1,980)          (2,357)
   Federal funds purchased                                                                            (130)               2
   Repurchase agreements                                                                                17              (38)
Sales/issuances
   Federal Home Loan Bank borrowings                                                                                  3,123
   Other borrowed funds                                                                             11,591           18,982
   Common stock                                                                                         72              128
Repayments/maturities
   Bank notes and senior debt                                                                         (954)          (1,615)
   Federal Home Loan Bank borrowings                                                                  (770)          (1,155)
   Subordinated debt                                                                                                   (100)
   Other borrowed funds                                                                            (11,424)         (18,838)
Acquisition of treasury stock                                                                          (45)            (279)
Series F preferred stock tender offer                                                                                   (96)
Cash dividends paid                                                                                   (273)            (288)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (4,793)          (2,039)
---------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                 (1,488)              (3)
     Cash and due from banks at beginning of year                                                    4,327            3,662
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $2,839           $3,659
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                          521            1,105
     Income taxes                                                                                       56              100
NON-CASH ITEMS
     Transfer of mortgage loans to securities                                                                         3,775
     Transfer from loans to loans held for sale                                                        166              251
     Transfer from loans to other assets                                                                 9                5
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

NOTE 1 ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION
The unaudited consolidated interim financial statements include the accounts of PNC and its subsidiaries, most of which are wholly owned, and entities formed with American International Group, Inc. ("AIG"). Such statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

Investments that are not consolidated and are less than 50% owned over which the Corporation has the ability to significantly influence operating and financial policies of the investee are accounted for using the equity method.

Equity management assets are included in other assets and are comprised of limited partnerships and direct investments. Investments in limited partnerships are valued based on the financial statements received from the general partner. Direct investments are carried at estimated fair value. Changes in the value of these assets are recognized in noninterest income.

Special Purpose Entities ("SPEs") are broadly defined as legal entities created for a particular purpose. PNC utilizes SPEs in various legal forms to conduct normal business activities including the sale or transfer of assets to third parties. SPEs that meet the criteria for a Qualifying Special Purpose Entity ("QSPE") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are not required to be consolidated. SPEs that are not QSPEs are reviewed for consolidation based on each SPE's individual structure and operations. General factors to be considered in making this determination include whether the majority owner (or owners) of the SPE are independent of PNC, have made a substantive capital investment in the SPE, have control of the SPE, and possess the substantive risks and rewards of ownership of the SPE.

In June 2002, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a Proposed Interpretation, "Consolidation of Certain Special-Purpose Entities" (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements) ("Proposed Interpretation"), which addresses issues related to identifying and accounting for SPEs. The Proposed Interpretation would require the consolidation of an SPE in which a business enterprise has a controlling financial interest. In certain situations, changes to contractual relationships that have been customary industry practice may be required to ensure compliance with the non-consolidation provisions of the Proposed Interpretation. The deadline for comments is August 30, 2002. The final rules would be effective immediately for new transactions and January 1, 2003 for existing transactions. The effect of the Proposed Interpretation on the Corporation's financial condition or results of operations cannot be determined at this time.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC's 2001 Annual Report on Form 10-K ("2001 Form 10-K").

DEPRECIATION AND AMORTIZATION
For financial reporting purposes, premises and equipment are depreciated principally using the straight-line method over their estimated useful lives. Accelerated methods are used for federal income tax purposes.

The estimated useful lives used for furniture and equipment range from one to 10 years, while buildings are depreciated over an estimated useful life of 39 years. Leasehold improvements are amortized over their estimated useful lives of 10 years, or the respective lease terms, whichever is shorter.

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

The income of the residential mortgage banking business, which is presented on one line in the Consolidated Statement of Income, is as follows:

INCOME FROM DISCONTINUED OPERATIONS

Six months ended June 30 - in millions                     2001
---------------------------------------------------------------
Income from operations, after tax                          $15
Net loss on sale of business, after tax                    (10)
---------------------------------------------------------------
 Total income from discontinued operations                  $5
===============================================================

There were no net assets of the residential mortgage banking business remaining at either June 30, 2002 or December 31, 2001.

NOTE 3 NBOC ACQUISITION
In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. With this acquisition, PNC Business Credit established six new marketing offices. The transaction was designed to allow PNC to acquire the higher-quality portion of the portfolio, and provide NBOC a means for the orderly liquidation and exit of the remaining portfolio.

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

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $662 million of credit exposure including $463 million of outstandings, which will be serviced by PNC for an 18-month term unless a different date is mutually agreed upon. In June 2002, NBOC and PNC reached final agreement as to the Serviced Portfolio's financial information. As such, certain financial data previously disclosed with regard to the NBOC Serviced Portfolio has been modified to reflect this agreement. The Serviced Portfolio retained by NBOC primarily represents the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. The loans are either to borrowers with deteriorating trends or with identified weaknesses which if not corrected could jeopardize full satisfaction of the loans or in industries to which PNC Business Credit wants to limit its exposure. Approximately $138 million of the Serviced Portfolio outstandings were nonperforming on the acquisition date. At the end of the servicing term, NBOC has the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy is to aggressively liquidate the Serviced Portfolio during the servicing term. PNC intends to sell or otherwise liquidate any remaining loans in the event NBOC puts them to PNC at the end of the servicing term.

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

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. The Put Option liability will be revalued on a quarterly basis by the independent valuation firm with changes in the value included in earnings. At June 30, 2002 the Put Option liability was approximately $86 million. A $15 million reduction from the acquisition date amount has been recognized in earnings for the first six months of 2002 as other noninterest income. In addition, $11 million has been paid to NBOC as Excess Loss Payments.

If the Put Option is exercised, then PNC would record the loans acquired as loans held for sale at the purchase price less the balance of the Put Option liability at that date, which should approximate fair value. The Put Option purchase price will be NBOC's outstanding principal balance for the loans remaining in the Serviced Portfolio adjusted for the realized credit losses during the servicing term and Excess Loss Payments. As the realized credit losses exceeded $50 million plus the specific reserves used, the Excess Loss Payments made by PNC Business Credit to NBOC will be deducted from NBOC's outstanding principal balance in determining the Put Option purchase price.

At June 30, 2002, the independent valuation firm estimated that loans outstanding in the Serviced Portfolio at the put date would be $244 million and that estimated credit losses on liquidating the Serviced Portfolio would be $77 million. Using these and other assumptions, if the Put were exercised at the end of the servicing term, PNC would record the acquired loans at $146 million. Actual results may differ materially from these assumptions.

Prior to closing of the acquisition, PNC Business Credit transferred $49 million of nonperforming loans to NBOC in a transaction accounted for as a financing. Those loans are subject to the terms of the servicing agreement and are included in the Serviced Portfolio amounts set forth above. The loans were transferred to loans held for sale on PNC's balance sheet at a loss of $9.9 million, which was recognized as a charge-off in the first quarter of 2002. The carrying amount of those loans held for sale was $11 million at June 30, 2002 and is included in PNC's nonperforming assets. Excluding these loans, the Serviced Portfolio in January 2002 was $608 million of credit exposure including $414 million of outstandings of which $88 million was nonperforming. At June 30, 2002, comparable amounts were $566 million, $272 million and $65 million respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. The Corporation plans to adopt SFAS No. 146 prospectively as of January 1, 2003 and it is not expected to have a material impact on PNC's consolidated financial statements.

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

In accordance with SFAS No. 142, the Corporation identified its reporting unit structure for goodwill impairment testing purposes as of January 1, 2002. Management performed the first step of the transitional goodwill impairment test on its reporting units during the first quarter of 2002. The results of this test indicated no impairment loss as the fair value of the reporting units exceeded the carrying amount of the net assets (including goodwill) in all cases. Fair value was determined by using a discounted cash flow methodology. As a result of adopting this statement, the Corporation reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate.

GOODWILL
A summary of the changes in goodwill by line of business for the six months ended June 30, 2002, follows:

                           January 1   Goodwill               June 30
In millions                     2002   Acquired  Adjustments     2002
---------------------------------------------------------------------
Regional Community Banking      $438                             $438
Corporate Banking                 39                               39
PNC Real Estate Finance          298                      $4      302
PNC Business Credit               23       $277           (1)     299
PNC Advisors                     151                       1      152
BlackRock                        175                              175
PFPC                             912                      (3)     909
---------------------------------------------------------------------
 Total                        $2,036       $277           $1   $2,314
=====================================================================

OTHER INTANGIBLE ASSETS
The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

                                            June 30  December 31
In millions                                    2002         2001
----------------------------------------------------------------
Customer-related intangibles
 Gross carrying amount                         $198         $185
 Accumulated amortization                       (56)         (47)
----------------------------------------------------------------
    Net carrying amount                        $142         $138
----------------------------------------------------------------
Mortgage and other loan servicing rights
 Gross carrying amount                         $299         $286
 Accumulated amortization                       (99)         (87)
----------------------------------------------------------------
    Net carrying amount                        $200         $199
================================================================

All of the Corporation's other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, over the estimated servicing period. For customer-related intangibles, the estimated remaining useful lives range from one to sixteen years, with a weighted-average remaining useful life of approximately eight years. The Corporation's mortgage and other loan servicing rights are amortized over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the six months ended June 30, 2002, are as follows:

CHANGES IN GOODWILL AND OTHER INTANGIBLES

                                         Customer-   Servicing
In millions                     Goodwill   Related      Rights
------------------------------- --------- --------- -----------
Balance at December 31, 2001      $2,036      $138        $199
Additions/adjustments                278        13          13
Amortization                                    (9)        (12)
------------------------------- --------- --------- -----------
 Balance at June 30, 2002         $2,314      $142        $200
===============================================================

In conjunction with the first quarter 2002 NBOC acquisition, PNC Business Credit recorded a customer-based intangible of $12.4 million that will be amortized over seven years. Goodwill recorded in connection with the NBOC acquisition was approximately $277 million.

Amortization expense on intangible assets for the second quarter and first six months of 2002 was approximately $11 million and $22 million, respectively. Amortization expense on existing intangible assets for the remainder of 2002 and for 2003, 2004, 2005, 2006 and 2007 is estimated to be $24 million, $44 million, $40 million, $38 million, $36 million and $34 million, respectively.

The following table sets forth reported and pro forma income from continuing operations and basic and diluted earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the previous period.

PRO FORMA EFFECTS
Three months ended June 30
In millions, except per share data              2002      2001
---------------------------------------------------------------
Reported income from continuing
    operations                                  $320      $295
Goodwill amortization, net of taxes                         23
---------------------------------------------------------------
 Pro forma income from continuing
    operations                                  $320      $318
---------------------------------------------------------------
Basic earnings per share
 Reported, from continuing operations          $1.13     $1.01
 Goodwill amortization, net of taxes                       .08
---------------------------------------------------------------
  Pro forma basic earnings per share           $1.13     $1.09
---------------------------------------------------------------
Diluted earnings per share
 Reported, from continuing operations          $1.12     $1.00
 Goodwill amortization, net of taxes                       .08
---------------------------------------------------------------
  Pro forma diluted earnings per share         $1.12     $1.08
===============================================================

Six months ended June 30
In millions, except per share data              2002      2001
---------------------------------------------------------------
Reported income from continuing
  operations                                    $637      $560
Goodwill amortization, net of taxes                         46
---------------------------------------------------------------
 Pro forma income from continuing
    operations                                  $637      $606
---------------------------------------------------------------
Basic earnings per share
 Reported, from continuing operations          $2.25     $1.91
 Goodwill amortization, net of taxes                       .16
---------------------------------------------------------------
  Pro forma basic earnings per share           $2.25     $2.07
---------------------------------------------------------------
Diluted earnings per share
 Reported, from continuing operations          $2.23     $1.89
 Goodwill amortization, net of taxes                       .16
---------------------------------------------------------------
  Pro forma diluted earnings per share         $2.23     $2.05
===============================================================

NOTE 6 CASH FLOWS
During the first six months of 2002, acquisition activity that affected cash flows consisted of $1.736 billion of acquired assets and $60 million of acquired liabilities, resulting in net cash disbursements of $1.676 billion. The 2002 activity consisted solely of the NBOC acquisition as described in Note 3. During the first six months of 2001, divestiture activity that affected cash flows consisted of $383 million of divested net assets and cash receipts of $503 million, both of which were related to the sale of PNC's residential mortgage banking business.

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

Net trading income for the first six months of 2002 totaled $53 million compared with $81 million for the prior-year period and was included in noninterest income as follows:

DETAILS OF TRADING ACTIVITIES

Six months ended June 30 - in millions         2002       2001
---------------------------------------------------------------
Corporate services                                          $4
Other noninterest income
 Securities underwriting and trading            $30         28
 Derivatives trading                             10         37
 Foreign exchange                                13         12
---------------------------------------------------------------
Net trading income                              $53        $81
===============================================================


NOTE 8 NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                           June 30  December 31
In millions                                   2002         2001
----------------------------------------------------------------
Nonperforming loans                           $325         $211
Nonperforming loans held for sale (a)          162          169
Foreclosed assets                               13           11
----------------------------------------------------------------
   Total nonperforming assets (b)             $500         $391
================================================================

(a) Includes a $6 million troubled debt restructured loan held for sale as of December 31, 2001.

(b) Excludes $29 million and $18 million of equity management assets carried at estimated fair value at June 30, 2002 and December 31, 2001, respectively.

NOTE 9 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Changes in the allowance for credit losses were as follows:

In millions                                  2002         2001
-----------------------------------------------------------------
Allowance at January 1                       $560         $598
Charge-offs
  Commercial                                 (105)        (119)
  Commercial real estate                       (2)
  Consumer                                    (20)         (20)
  Residential mortgage                         (2)          (1)
  Lease financing                             (10)          (8)
---------------------------------------------------------------
    Total charge-offs                        (139)        (148)
---------------------------------------------------------------
Recoveries
  Commercial                                   14           12
  Consumer                                      8            9
  Residential mortgage                          1
  Lease financing                               1            2
---------------------------------------------------------------
    Total recoveries                           24           23
---------------------------------------------------------------
Net charge-offs
  Commercial                                  (91)        (107)
  Commercial real estate                       (2)
  Consumer                                    (12)         (11)
  Residential mortgage                         (1)          (1)
  Lease financing                              (9)          (6)
---------------------------------------------------------------
      Total net charge-offs                  (115)        (125)
---------------------------------------------------------------
Provision for credit losses                   171          125
Acquired allowance (NBOC acquisition)          41
Net change in allowance for unfunded loan
  commitments and letters of credit            (3)          (3)
---------------------------------------------------------------
  Allowance at June 30                       $654         $595
===============================================================

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions                                     2002      2001
-----------------------------------------------------------------
Allowance at January 1                           $70       $77
Net change in allowance for unfunded loan
  commitments and letters of credit                3         3
-----------------------------------------------------------------
Allowance at June 30                             $73       $80
=================================================================

NOTE 10 LEGAL PROCEEDINGS
Note 24 to the Consolidated Financial Statements included in the 2001 Form 10-K ("Note 24") describes putative federal securities law class action litigation against the Corporation, certain present or former officers and directors, and its independent auditors for 2001; a dispute over certain closing date purchase price adjustments related to the January 2001 sale of the Corporation's residential mortgage banking business; and regulatory inquiries relating to certain transactions with companies formed with AIG. There were no material developments with respect to any of these matters or in management's assessment of them from the information reported in Note 24 except as described in the following paragraph.

As described in the Corporation's Current Report on Form 8-K filed on July 18, 2002, the Securities and Exchange Commission ("SEC"), with the consent of the Corporation, instituted public administrative proceedings, made findings and entered a cease-and-desist order against the Corporation and the Corporation announced that it has entered into a written agreement with the Federal Reserve Bank of Cleveland and its principal bank subsidiary, PNC Bank, National Association, has entered into a written agreement with the Office of the Comptroller of the Currency. The Corporation believes that the regulatory inquiries described in Note 24 have been concluded as to the Corporation as a result of these actions. See the Corporation's Current Report on Form 8-K filed on July 18, 2002 (the text of which is included as Exhibit 99.4 to this Form 10-Q) for additional information regarding these matters.

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted.

The Corporation has received a letter from a shareholder demanding that the Corporation take legal action against parties allegedly responsible for the events giving rise to the SEC consent order filed on July 18, 2002 and that it consider legal action against directors of the Corporation who approved certain bonus payments. Management has referred this demand to the Board of Directors.

On July 29, 2002, the Corporation was contacted by a field agent from the Philadelphia regional office of the Pension and Welfare Benefits Administration of the United States Department of Labor. The field agent made an informal inquiry into the Corporation's restatement of earnings for 2001 as it relates to the Corporation's common stock held under the Corporation's Incentive Savings Plan. The Corporation intends to cooperate with the inquiry.

Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position. However, management is not in a position to determine whether any pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.


NOTE 11 SECURITIES
                                                                                                 Unrealized
                                                                     Amortized      ----------------------------------   Fair
In millions                                                               Cost            Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                   $630               $2                          $632
  Mortgage-backed                                                        7,545               55          $(13)          7,587
  Asset-backed                                                           2,706               50                         2,756
  State and municipal                                                       61                5                            66
  Other debt                                                                59                1                            60
-------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                               11,001              113           (13)         11,101
Corporate stocks and other                                                 872               14           (14)            872
-------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                  $11,873             $127          $(27)        $11,973
===============================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                                   $268                            $(6)           $262
  Asset-backed                                                               8                                              8
  Other debt                                                                64                                             64
-------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  340                             (6)            334
-------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                       $340                            $(6)           $334
===============================================================================================================================
DECEMBER 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                   $808               $3           $(4)           $807
  Mortgage-backed                                                        9,669               37          (128)          9,578
  Asset-backed                                                           2,799                8           (31)          2,776
  State and municipal                                                       62                2                            64
  Other debt                                                                75                1            (1)             75
-------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                               13,413               51          (164)         13,300
Corporate stocks and other                                                 264                            (19)            245
-------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                  $13,677              $51         $(183)        $13,545
================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                                   $260                            $(3)           $257
  Asset-backed                                                               8                                              8
  Other debt                                                                95                                             95
-------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  363                             (3)            360
-------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                       $363                            $(3)           $360
===============================================================================================================================


The fair value of total securities at June 30, 2002 was $12.3 billion compared with $13.9 billion at December 31, 2001. Securities represented 18% of total assets at June 30, 2002 compared with 20% at December 31, 2001. The decline in total securities compared with December 31, 2001 was primarily due to the sale of mortgage-backed securities during the first quarter of 2002.

The expected weighted-average life of securities available for sale was 3 years and 5 months at June 30, 2002 compared with 4 years at December 31, 2001.

The securities classified as held to maturity are carried at amortized cost and are owned by companies formed with AIG that are consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 20 years and 4 months at June 30, 2002 and 18 years and 11 months at December 31, 2001.

At June 30, 2002, the securities available for sale balance included a net unrealized gain of $100 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains were $20 million for the first six months of 2002 and $45 million for the first six months of 2001. Net securities gains in 2001 included $1 million of net securities losses related to commercial mortgage banking activities that were reported in corporate services revenue. There was no comparable amount for the first six months of 2002.

Information relating to securities sold is set forth in the following table:

SECURITIES SOLD
Six months ended
June 30                       Gross    Gross       Net   Income
In millions       Proceeds    Gains   Losses     Gains    Taxes
----------------------------------------------------------------
2002                $7,858      $31      $11       $20       $7
2001                 8,823       52        7        45       16
================================================================


NOTE 12 EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                                      Three months ended           Six months ended
                                                                                            June 30                    June 30
                                                                                    -----------------------------------------------
In millions, except share and per share data                                               2002        2001       2002       2001
-----------------------------------------------------------------------------------------------------------------------------------

CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                            $320        $295       $637       $560
Less: Preferred dividends declared                                                              1           5          1         10
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share               319         290        636        550
Income from discontinued operations applicable to basic earnings per common share                                                 5
Cumulative effect of accounting change applicable to basic earnings per common share                                             (5)
-----------------------------------------------------------------------------------------------------------------------------------
  Net income applicable to basic earnings per common share                                   $319        $290       $636       $550

Basic weighted-average common shares outstanding (in thousands)                           283,116     288,269    282,944    288,734

Basic earnings per common share from continuing operations                                  $1.13       $1.01      $2.25      $1.91
Basic earnings per common share from discontinued operations                                                                    .02
Basic earnings per common share from cumulative effect of accounting change                                                    (.02)
-----------------------------------------------------------------------------------------------------------------------------------
  Basic earnings per common share                                                           $1.13       $1.01      $2.25      $1.91
===================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                            $320        $295       $637       $560
Less: Dividends declared on nonconvertible Series F preferred stock and other                   1           5          1          9
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share             319         290        636        551
Income from discontinued operations applicable to diluted earnings per common share                                               5
Cumulative effect of accounting change applicable to diluted earnings per common share                                           (5)
-----------------------------------------------------------------------------------------------------------------------------------
  Net income applicable to diluted earnings per common share                                 $319        $290       $636       $551

Basic weighted-average common shares outstanding (in thousands)                           283,116     288,269    282,944    288,734
Weighted-average common shares to be issued using average market price and assuming:
  Conversion of preferred stock Series A and B                                                 99         107        100        109
  Conversion of preferred stock Series C and D                                                802         884        812        892
  Conversion of debentures                                                                     16          17         16         17
  Exercise of stock options                                                                   858       1,830        973      2,044
  Incentive share awards                                                                      423         309        423        305
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted weighted-average common shares outstanding (in thousands)                      285,314     291,416    285,268    292,101

Diluted earnings per common share from continuing operations                                $1.12       $1.00      $2.23      $1.89
Diluted earnings per common share from discontinued operations                                                                  .02
Diluted earnings per common share from cumulative effect of accounting change                                                  (.02)
-----------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per common share                                                         $1.12       $1.00      $2.23      $1.89
===================================================================================================================================


NOTE 13 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The following table sets forth the activity in shareholders' equity for the first six months of 2002.

                                                                                 Deferred  Accumulated Other
In millions, except share and per      Preferred    Common   Capital   Retained   Benefit      Comprehensive  Treasury
  share data                               Stock     Stock   Surplus   Earnings   Expense      Income (Loss)     Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $1    $1,764    $1,077     $6,549      $(16)                $5  $(3,557)    $5,823
Net income                                                                  637                                              637
Other comprehensive income, net of
 tax (a)
 Net unrealized securities gains                                                                         151                 151
 Net unrealized gains on cash flow
    hedge derivatives                                                                                      9                   9
 Other                                                                                                     5                   5
-----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                        802
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
 Common ($.48 per share)                                                   (272)                                            (272)
 Preferred                                                                   (1)                                              (1)
Treasury stock activity
 (655,000 net shares issued)                  (1)                 16                                               11         26
Tax benefit of stock option and
 other employee benefit plans                                      9                                                           9
Deferred benefit expense                                                                3                                      3
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                            $1,764    $1,102     $6,913      $(13)     $170           $(3,546)    $6,390
===================================================================================================================================

(a) A summary of the components of other comprehensive income follows:


Six months ended June 30, 2002
In millions                                                     Pretax amount    Tax Benefit (Expense)     After-tax Amount
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized securities gains                                              $203                 $(71)                    $132
Less: Reclassification adjustment for gains realized in net income        (29)                  10                      (19)
-----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized securities gains                                         232                  (81)                     151
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized gains on cash flow hedge derivatives                            55                  (19)                      36
Less: Reclassification adjustment for gains realized in net income         41                  (14)                      27
-----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized gains on cash flow hedge derivatives                      14                   (5)                       9
-----------------------------------------------------------------------------------------------------------------------------------
Other (b)                                                                   8                   (3)                       5
-----------------------------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                             $254                 $(89)                    $165
===================================================================================================================================

(b) Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.

COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $520 million for the second quarter of 2002 compared with $228 million for the second quarter of 2001. Comprehensive income for the first half of 2002 was $802 million compared with $543 million for the first six months of 2001. The increases in comprehensive income in both 2002 periods are primarily due to net unrealized securities gains in 2002 and higher income from continuing operations compared with the respective prior year periods.

NOTE 14 SEGMENT REPORTING
PNC operates seven major businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

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

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies change from time to time as management accounting practices are enhanced and businesses change. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business results differ from consolidated results from continuing operations primarily due to differences between management accounting practices and generally accepted accounting principles, equity management activities, minority interest in income of consolidated entities, residual asset and liability management activities, eliminations and other corporate items, the impact of which is reflected in the "Other" category.

The impact of the institutional lending repositioning and other strategic actions that occurred during 2001 is reflected in the business results.

BUSINESS SEGMENT PRODUCTS AND SERVICES
Regional Community Banking provides deposit, branch-based brokerage under the PNC Investments brand name, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services primarily to mid-sized corporations and government entities within PNC's geographic region.

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and national syndication of affordable housing equity through Columbia Housing Partners, LP.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $250 billion of assets under management at June 30, 2002. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions brand name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.


RESULTS OF BUSINESSES
                                                             PNC
                                 Regional                   Real        PNC
Three months ended June 30      Community   Corporate     Estate   Business        PNC                                       Total
In millions                       Banking     Banking    Finance     Credit   Advisors BlackRock      PFPC     Other  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2002 INCOME STATEMENT
Net interest income                  $356         $87        $29        $33        $26        $4      $(18)      $38          $555
Noninterest income                    186         129         35         12        145       157       201       (10)          855
------------------------------------------------------------------------------------------------------------------------------------
  Total revenue                       542         216         64         45        171       161       183        28         1,410
Provision for credit losses            11          49                    29          1                            (1)           89
Depreciation and amortization           9           3          2                     3         5         3        16            41
Other noninterest expense             254          83         36         13        119        97       145        36           783
------------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
  interest and income taxes           268          81         26          3         48        59        35       (23)          497
Minority interest in income of
  consolidated entities                                                                                           12            12
Income taxes                           92          27                     1         17        24        14       (10)          165
------------------------------------------------------------------------------------------------------------------------------------
  Earnings                           $176         $54        $26         $2        $31       $35       $21      $(25)         $320
===================================================================================================================================
Inter-segment revenue                  $2          $2                              $10        $4        $2      $(20)
===================================================================================================================================
AVERAGE ASSETS                    $39,089     $14,292     $4,989     $3,978     $3,016      $734    $1,932   $(1,570)      $66,460
===================================================================================================================================
2001 INCOME STATEMENT
Net interest income                  $363        $129        $28        $27        $36        $2      $(16)      $(4)         $565
Noninterest income                    194          63         24          6        154       135       197       (40)          733
------------------------------------------------------------------------------------------------------------------------------------
  Total revenue                       557         192         52         33        190       137       181       (44)        1,298
Provision for credit losses            10          31         (2)         3          1                             2            45
Depreciation and amortization          17           3          6                     4         6        12        19            67
Other noninterest expense             255          93         34          8        124        86       143       (16)          727
------------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
  interest and income taxes           275          65         14         22         61        45        26       (49)          459
Minority interest in income of
  consolidated entities                                                                                            8             8
Income taxes                           98          21         (3)         8         22        19        11       (20)          156
------------------------------------------------------------------------------------------------------------------------------------
  Earnings                           $177         $44        $17        $14        $39       $26       $15      $(37)         $295
===================================================================================================================================
Inter-segment revenue                  $1          $1                              $16        $5        $3      $(26)
===================================================================================================================================
AVERAGE ASSETS                    $40,028     $16,964     $5,220     $2,482     $3,336      $571    $1,749      $442       $70,792
===================================================================================================================================
Six months ended
June 30 - In millions
2002 INCOME STATEMENT
Net interest income                  $738        $181        $59        $66        $52        $6      $(36)      $79        $1,145
Noninterest income                    353         228         56         24        302       303       396       (33)        1,629
------------------------------------------------------------------------------------------------------------------------------------
  Total revenue                     1,091         409        115         90        354       309       360        46         2,774
Provision for credit losses            23          95         (5)        57          1                                         171
Depreciation and amortization          18           5          3                     5        10         4        35            80
Other noninterest expense             511         178         71         27        247       188       292        21         1,535
------------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
  interest and income taxes           539         131         46          6        101       111        64       (10)          988
Minority interest in income of
  consolidated entities                                                                                           22            22
Income taxes                          186          44         (2)         2         37        45        26        (9)          329
------------------------------------------------------------------------------------------------------------------------------------
  Earnings                           $353         $87        $48         $4        $64       $66       $38      $(23)         $637
====================================================================================================================================
Inter-segment revenue                  $7          $4                              $23        $8        $4      $(46)
====================================================================================================================================
AVERAGE ASSETS                    $38,920     $14,752     $5,081     $3,898     $3,029      $734    $1,890   $  (964)      $67,340
====================================================================================================================================
2001 INCOME STATEMENT
Net interest income                  $715        $271        $56        $51        $68        $4      $(31)     $(15)       $1,119
Noninterest income                    382         110         48         20        321       269       390       (92)        1,448
------------------------------------------------------------------------------------------------------------------------------------
  Total revenue                     1,097         381        104         71        389       273       359      (107)        2,567
Provision for credit losses            20          88          7          8           1                            1           125
Depreciation and amortization          35           6         11          1          8        12        22        36           131
Other noninterest expense             519         195         66         15        248       172       284       (55)        1,444
------------------------------------------------------------------------------------------------------------------------------------
Earnings before minority              523          92         20         47        132        89        53       (89)          867
  interest and income taxes
Minority interest in
  income of consolidated
  entities                                                                                                        16            16
Income taxes                          186          28        (11)        17         49        37        21       (36)          291
------------------------------------------------------------------------------------------------------------------------------------
  Earnings                           $337         $64        $31        $30        $83       $52       $32      $(69)         $560
====================================================================================================================================
Inter-segment revenue                  $2          $2                               $35       $8        $3      $(50)
====================================================================================================================================
AVERAGE ASSETS                    $40,321     $17,323     $5,336     $2,430     $3,420      $571    $1,742      $181       $71,324
====================================================================================================================================

STATISTICAL INFORMATION
The PNC Financial Services Group, Inc.

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                Six months ended June 30
                                                      -----------------------------------------------------------------------------
                                                                      2002                                      2001
                                                      -------------------------------------- --------------------------------------
Taxable-equivalent basis                                            Interest        Average                  Interest      Average
Dollars in millions                                        Average   Income/        Yields/    Average        Income/      Yields/
                                                          Balances   Expense          Rates   Balances        Expense        Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
Loans held for sale                                         $3,753     $  93          4.95%     $1,864            $68        7.19%
Securities
    Securities available for sale
    U.S. Treasury and government agencies and
      corporations                                           3,237        86          5.28       3,813            111        5.82
    Other debt                                               8,324       226          5.43       5,966            185        6.22
    State, municipal and other                                  93         7         14.68         114              4        6.39
---------------------------------------------------------------------------------              --------------------------
        Total securities available for sale                 11,654       319          5.46       9,893            300        6.07
   Securities held to maturity                                 364         8          4.66
---------------------------------------------------------------------------------              --------------------------
        Total securities                                    12,018       327          5.44       9,893            300        6.07
Loans, net of unearned income
    Commercial                                              16,287       483          5.90      20,575            797        7.70
    Commercial real estate                                   2,461        66          5.31       2,576            103        7.92
    Consumer                                                 9,395       314          6.74       9,090            382        8.49
    Residential mortgage                                     5,365       183          6.83      10,554            384        7.27
    Lease financing                                          4,285       138          6.45       4,024            145        7.19
    Other                                                      398         8          4.21         490             18        7.36
---------------------------------------------------------------------------------              --------------------------
        Total loans, net of unearned income                 38,191     1,192          6.24      47,309          1,829        7.72
Other                                                        2,666        56          4.23       1,592             63        8.03
---------------------------------------------------------------------------------              --------------------------
        Total interest-earning assets/interest
         income                                             56,628     1,668          5.89      60,658          2,260        7.44
Noninterest-earning assets
Investment in discontinued operations                                                              103
Allowance for credit losses                                   (596)                               (606)
Cash and due from banks                                      2,791                               2,942
Other assets                                                 8,517                               8,330
-------------------------------------------------------------------                            --------
        Total assets                                       $67,340                             $71,427
===================================================================                            =======
LIABILITIES, MINORITY INTEREST, CAPITAL
    SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                                $21,976       123          1.13     $20,707            296        2.88
    Savings                                                  2,031         5           .49       1,928             11        1.12
    Retail certificates of deposit                          10,562       198          3.77      13,190            374        5.73
    Other time                                                 888        17          3.89         551             18        6.58
    Deposits in foreign offices                                553         5          1.65       1,248             32        5.05
---------------------------------------------------------------------------------              --------------------------
        Total interest-bearing deposits                     36,010       348          1.95      37,624            731        3.92
Borrowed funds
    Federal funds purchased                                  1,066         9          1.59       2,775             72        5.14
    Repurchase agreements                                      947         7          1.42       1,116             23        4.04
    Bank notes and senior debt                               5,558        76          2.71       5,540            158        5.68
    Federal Home Loan Bank borrowings                        1,793         4           .50       2,001             52        5.20
    Subordinated debt                                        2,209        50          4.59       2,386             78        6.55
    Other borrowed funds                                       437        23         10.58         383             18        9.51
---------------------------------------------------------------------------------              --------------------------
        Total borrowed funds                                12,010       169          2.81      14,201            401        5.63
---------------------------------------------------------------------------------              --------------------------
        Total interest-bearing liabilities/
         interest expense                                   48,020       517          2.16      51,825          1,132        4.38
Noninterest-bearing liabilities, minority
   interest, capital securities and
   shareholders' equity
Demand and other noninterest-bearing deposits                8,347                               8,210
Accrued expenses and other liabilities                       3,937                               3,762
Minority interest                                              184                                 118
Mandatorily redeemable capital securities of
  subsidiary trusts                                            848                                 848
Shareholders' equity                                         6,004                               6,664
-------------------------------------------------------------------                            -------
        Total liabilities, minority interest,
         capital securities and shareholders'
         equity                                            $67,340                             $71,427
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                  3.73                                   3.06
    Impact of noninterest-bearing sources                                              .33                                    .64
------------------------------------------------------------------------------------------------------------------------- ----------
    Net interest income/margin                                        $1,151          4.06%                    $1,128        3.70%
====================================================================================================================================

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS No. 115 adjustments to fair value which are included in other assets).

Loan fees for the six months ended June 30, 2002 and June 30, 2001 were $58 million and $59 million, respectively. Loan fees for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001 were $29 million, $29 million and $30 million, respectively.


-----------------------------------------------------------------------------------------------------------------------------------
            Second Quarter 2002                              First Quarter 2002                        Second Quarter 2001
------------------------------------------------------------------------------------------------------------------------------------
  Average           Interest      Average       Average        Interest       Average       Average        Interest       Average
 Balances     Income/Expense Yields/Rates      Balances  Income/Expense  Yields/Rates      Balances  Income/Expense  Yields/Rates
------------------------------------------------------------------------------------------------------------------------------------


   $3,235                $41         5.07%       $4,276             $52          4.85%       $1,723             $31          7.05%


    2,972                 39         5.21         3,506              47          5.33         3,696              54          5.79
    7,607                101         5.33         9,048             125          5.50         7,910             122          6.18
       92                  4        15.13            94               3         14.24           101               2          7.33
------------------------------                --------------------------                  ----------------------------
   10,671                144         5.38        12,648             175          5.52        11,707             178          6.07
      364                  5         5.70           363               3          3.61
------------------------------                --------------------------                  ----------------------------
   11,035                149         5.39        13,011              178         5.47        11,707             178          6.07
   16,311                243         5.90        16,264              240         5.90        20,271             375          7.31
    2,470                 33         5.26         2,452               33         5.36         2,572              48          7.40
    9,509                158         6.67         9,278              156         6.82         9,096             188          8.29
    4,979                 85         6.79         5,756               98         6.85         8,459             152          7.18
    4,244                 68         6.39         4,327               70         6.52         4,149              74          7.08
      402                  4         4.26           394                4         4.16           459               7          6.66
------------------------------                --------------------------                 ----------------------------
   37,915                591         6.20        38,471              601         6.28        45,006             844          7.46
    3,457                 26         3.07         1,867               30         6.38         1,562              30          7.94
------------------------------                --------------------------                 ----------------------------

   55,642                807         5.78        57,625              861         5.99        59,998           1,083          7.19


     (625)                                         (567)                                       (607)
    2,705                                         2,877                                       2,907
    8,738                                         8,294                                       8,494
---------------                               ---------------                            ---------------
  $66,460                                       $68,229                                     $70,792
==============                                ===============                            ===============




  $22,147                 63         1.16       $21,802               60        1.11       $20,944             134          2.57
    2,067                  3          .50         1,994                2         .48         1,936               5           .94
   10,518                 97         3.68        10,608              101        3.86        12,662             175          5.54
      948                  8         3.45           827                9        4.40           537               8          6.48
      243                  1         1.66           867                4        1.65         1,096              12          4.17
------------------------------                --------------------------                ----------------------------
   35,923                172         1.92        36,098              176        1.97        37,175             334          3.60

       35                            1.81         2,109                9        1.58         2,596              28          4.30
      979                  4         1.45           915                3        1.38           958               9          3.64
    5,441                 38         2.76         5,675               38        2.68         5,189              67          5.08
    1,714                  2          .52         1,873                2         .48         2,550              31          4.78
    2,210                 25         4.58         2,209               25        4.60         2,364              36          6.15
      483                  8         6.66           391               15       15.48           373               9          9.80
------------------------------                --------------------------                ----------------------------
   10,862                 77         2.83        13,172               92        2.80        14,030             180          5.09
------------------------------                --------------------------                ----------------------------

   46,785                249         2.13        49,270              268        2.19        51,205             514          4.01


    8,406                                         8,288                                      8,228
    4,125                                         3,745                                      3,732
      192                                           177                                        122

      848                                           848                                        848
    6,104                                         5,901                                      6,657
---------------                               ---------------                           ---------------


  $66,460                                       $68,229                                    $70,792
------------------------------------------------------------------------------------------------------------------------------------
                                     3.65                                       3.80                                        3.18
                                      .34                                        .32                                         .59
------------------------------------------------------------------------------------------------------------------------------------
                        $558         3.99%                          $593        4.12%                         $569          3.77%
====================================================================================================================================

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania 15222-2707
          Telephone:  (412) 762-2000

As of July 31, 2002 The PNC Financial Services Group, Inc. had 284,229,319 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                              Page(s)
---------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and six months ended June
             30, 2002 and 2001                              29
           Consolidated Balance Sheet as of June
             30, 2002 and December 31, 2001                 30
           Consolidated Statement of Cash Flows for
             the six months ended June 30, 2002 and
             2001                                           31
           Notes to Consolidated Financial
             Statements                                32 - 42
           Consolidated Average Balance Sheet and
             Net Interest Analysis                     43 - 44
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 3 - 28
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk             22 - 28
---------------------------------------------------------------

PART II    OTHER FINANCIAL INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported in the Corporation's Current Report on Form 8-K filed on July 18, 2002, the SEC, with the consent of the Corporation, instituted public administrative proceedings, made findings and entered a cease-and-desist order against the Corporation and the Corporation announced that it has entered into a written agreement with the Federal Reserve Bank of Cleveland and that its principal bank subsidiary, PNC Bank, National Association, has entered into a written agreement with the Office of the Comptroller of the Currency. The Corporation believes that the regulatory inquiries described in the final paragraph of Item 3 of the 2001 Form 10-K have been concluded as to the Corporation as a result of these actions. See the Corporation's Current Report on Form 8-K filed on July 18, 2002 (the text of which is included as Exhibit
99.4 to this Form 10-Q) for additional information regarding these matters.

The Corporation has received a letter from a shareholder demanding that the Corporation take legal action against parties allegedly responsible for the events giving rise to the SEC consent order filed on July 18, 2002 and that it consider legal action against directors of the Corporation who approved certain bonus payments. Management has referred this demand to the Board of Directors.

On July 29, 2002, the Corporation was contacted by a field agent from the Philadelphia regional office of the Pension and Welfare Benefits Administration of the United States Department of Labor. The field agent made an informal inquiry into the Corporation's restatement of earnings for 2001 as it relates to the Corporation's common stock held under the Corporation's Incentive Savings Plan. The Corporation intends to cooperate with the inquiry.

Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position. However, management is not in a position to determine whether any pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 5.    OTHER INFORMATION

Mr. William R. Johnson, a director of the Corporation and its principal banking subsidiary, PNC Bank, National Association, has resigned from both Boards of Directors effective August 12, 2002, citing personal reasons.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

10.1       The PNC Financial Services Group, Inc. Supplemental Executive
             Retirement Plan, as amended (a)
10.3       The PNC Financial Services Group, Inc. Key Executive Equity Program,
             as amended (a)
12.1       Computation of Ratio of Earnings to Fixed Charges
12.2       Computation  of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
99.1       Agreement between The PNC Financial Services Group, Inc. and Federal
             Reserve Bank of Cleveland (b)
99.2       Form of Agreement between PNC Bank, National Association and Office of the Comptroller of the Currency (b)
99.3       Form of Order of the Securities and Exchange Commission Instituting
             Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order (b)
99.4       Excerpt of text of Item 5 of the Corporation's Current Report on
             Form 8-K dated July 18, 2002
===============================================================================

(a) Denotes management compensatory plan.
(b) Incorporated herein by reference to Exhibits 99.1, 99.2 and 99.3, respectively, of the Corporation's Current Report on Form 8-K dated July 18, 2002.

Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Thomas F. Garbe, Director of Financial Accounting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

The Corporation did not file any reports on Form 8-K during the quarter ended June 30, 2002.

On July 18, 2002, the Corporation filed a Current Report on Form 8-K in connection with the Corporation's announcement on that date that it had entered into a written agreement with the Federal Reserve Bank of Cleveland and that its principal subsidiary, PNC Bank, National Association, had entered into a written agreement with the Office of the Comptroller of the Currency. These agreements (together, the "Regulatory Agreements") address such issues as risk, management and financial controls.

The Form 8-K dated July 18, 2002 also disclosed that the SEC, with the Corporation's consent, entered an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order ("Commission Order"). In consenting to the entry of the Commission Order and the SEC's jurisdiction, the Corporation did not admit or deny the SEC's findings.

The Regulatory Agreements and the Commission Order were filed as Exhibits with the July 18, 2002 Form 8-K filing.

On August 7, 2002, the Corporation filed a Current Report on Form 8-K to disclose the resignation of one of the members of the Corporation's Board of Directors and an executive promotion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2002, on its behalf by the undersigned thereunto duly authorized.

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


News media representatives and others seeking general information should contact R. Jeep Bryant, Senior Vice President, Corporate Communications, at
(412) 762-4550 or via e-mail at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

                                                             Cash
                                                        Dividends
                        High          Low       Close    Declared
===================================================================
2002 QUARTER
-------------------------------------------------------------------
First                $62.800      $52.500     $61.490        $.48
Second                60.400       49.120      51.770         .48
-------------------------------------------------------------------
     Total                                                   $.96
===================================================================
2001 QUARTER
-------------------------------------------------------------------
First                $75.813      $56.000     $67.750        $.48
Second                71.110       62.400      65.790         .48
Third                 70.390       51.140      57.250         .48
Fourth                60.110       52.300      56.200         .48
-------------------------------------------------------------------
     Total                                                  $1.92
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