Form 10-Q
period 2002-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2002-11-15
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended September 30, 2002

Page 1 represents a portion of the third quarter 2002 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 47.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.




                                                              Three months ended          Nine months ended
Dollars in millions, except per share data                       September 30                September 30
                                                          ---------------------------  -----------------------
Unaudited                                                      2002           2001          2002          2001
--------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis)(a)        $  532         $  568        $1,683        $1,696
    Noninterest income                                          758            720         2,387         2,168
                                                          ------------------------     -----------------------
    Total revenue                                            $1,290         $1,288        $4,070        $3,864
                                                          ========================     =======================

Income from continuing operations                            $  285         $  247        $  922        $  807
Discontinued operations                                                                                      5
                                                          ------------------------     -----------------------
Income before cumulative effect of accounting change            285            247           922           812
Cumulative effect of accounting change                                                                      (5)
                                                          ------------------------     -----------------------
     Net income                                              $  285         $  247        $  922        $  807
                                                          ========================     =======================

Per common share
   DILUTED EARNINGS
     Continuing operations                                   $ 1.00         $  .84        $ 3.23        $ 2.73
     Discontinued operations                                                                               .02
                                                          ------------------------     -----------------------
     Before cumulative effect of accounting change             1.00            .84          3.23          2.75
     Cumulative effect of accounting change                                                               (.02)
                                                          ------------------------     -----------------------
     Net income                                              $ 1.00         $  .84        $ 3.23        $ 2.73
                                                          ========================     =======================

   CASH DIVIDENDS DECLARED                                   $  .48         $  .48        $ 1.44        $ 1.44
--------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
BASED ON CONTINUING OPERATIONS
Return on
    Average common shareholders' equity                       17.49%         14.83%        20.01%        16.49%
    Average assets                                             1.72           1.42          1.84          1.53
Net interest margin                                            3.88           3.89          4.00          3.76
Noninterest income to total revenue                           58.76          55.90         58.65         56.11
Efficiency (b)                                                58.98          57.83         57.69         57.68
BASED ON NET INCOME
Return on
    Average common shareholders' equity                       17.49%         14.83%        20.01%        16.49%
    Average assets                                             1.72           1.42          1.84          1.51
Net interest margin                                            3.88           3.89          4.00          3.73
Noninterest income to total revenue                           58.76          55.90         58.65         56.20
Efficiency (b)                                                58.98          57.83         57.69         57.60
==============================================================================================================

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform to the presentation as of and for the three months and nine months ended September 30, 2002. Amounts for 2002 reflect the adoption, effective January 1, 2002, of the new accounting standard under which goodwill is no longer amortized to expense. In addition, amounts included in these Consolidated Financial Highlights are presented on a continuing operations basis, unless otherwise noted.

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

Dollars in millions, except per share data                                          September 30      December 31   September 30
Unaudited                                                                                   2002             2001           2001
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets                                                                                   $67,659          $69,638        $71,894
Earning assets                                                                            55,650           57,875         57,546
Loans, net of unearned income                                                             35,917           37,974         42,140
Allowance for credit losses                                                                (648)            (560)          (638)
Securities                                                                                12,536           13,908         11,051
Loans held for sale                                                                        1,989            4,189          2,242
Deposits                                                                                  44,960           47,304         44,918
Borrowed funds                                                                             9,947           12,090         13,046
Allowance for unfunded loan commitments and letters of credit                                 79               70             82
Shareholders' equity                                                                       6,717            5,823          6,773
Common shareholders' equity                                                                6,707            5,813          6,557
Book value per common share                                                                23.62            20.54          23.09
Loans to deposits                                                                             80%              80%            94%

CAPITAL RATIOS
Tier I Risk-based                                                                            8.8%             7.8%           8.4%
Total Risk-based                                                                            12.5             11.8           12.0
Leverage                                                                                     7.8              6.8            8.1
Common shareholders' equity to total assets                                                 9.91             8.35           9.12

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                                1.08%             .93%          1.18%
Net charge-offs to average loans (for the three months ended)                                .79             7.30            .59
Allowance for credit losses to total loans (c)                                              1.80             1.47           1.51
Allowance for credit losses to nonperforming loans (c)                                       239              265            177
===================================================================================================================================

(c) The asset quality ratios presented for all periods reflect a reclassification of a portion of the allowance for credit losses related to unfunded loan commitments and letters of credit to a liability on the Consolidated Balance Sheet. Amounts reclassified were $70 million at December 31, 2001 and $82 million at September 30, 2001. The reclassifications had the effect of lowering previously reported asset quality ratios. The allowance for unfunded loan commitments and letters of credit is available for potential credit losses as loan commitments are funded. See Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Consolidated Balance Sheet Review section of the Financial Review for additional information.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and unaudited Statistical Information included herein and the Financial Review, audited Consolidated Financial Statements and Statistical Information included in the Corporation's 2001 Annual Report on Form 10-K ("2001 Form 10-K"). Certain prior-period amounts have been reclassified to conform with the current year presentation. The term "loans" in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and the Business section of the 2001 Form 10-K. Also, see the Forward-Looking Statements section in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

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

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first nine months of 2002 was $922 million or $3.23 per diluted share compared with $807 million or $2.73 per diluted share for the first nine months of 2001. Results for the first nine months of 2002 reflected the required adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized to expense. Excluding goodwill amortization expense from 2001 results, earnings would have been $877 million or $2.97 per diluted share. Reported earnings in 2001 included income from discontinued operations of $.02 per diluted share and an after-tax loss of $.02 per diluted share related to the cumulative effect of the accounting change for the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138.

Return on average common shareholders' equity was 20.01% and return on average assets was 1.84% for the first nine months of 2002 compared with 16.49% and 1.51%, respectively, for the first nine months of 2001.

Comparable prior year returns excluding goodwill amortization expense were 17.93% and 1.64%, respectively.

Consolidated net income for the third quarter of 2002 was $285 million or $1.00 per diluted share, up from $247 million or $.84 per diluted share for the third quarter of 2001. Excluding goodwill amortization expense from third quarter 2001 results, the Corporation earned $271 million or $.92 per diluted share a year ago. Return on average common shareholders' equity was 17.49% and return on average assets was 1.72% for the third quarter of 2002 compared with 14.83% and 1.42%, respectively, for the third quarter of 2001. Comparable prior year returns excluding goodwill amortization expense were 16.29% and 1.56%, respectively.

The residential mortgage banking business, which was sold in January 2001, is reflected in discontinued operations throughout the Corporation's consolidated financial statements. Accordingly, the results of operations for the residential mortgage banking business are shown separately on one line in the income statement for all periods presented. The remainder of the presentation in this Financial Review reflects continuing operations, unless otherwise noted. See
Note 2 Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.

Third quarter 2002 results reflected further progress in addressing a number of key challenges outlined in the Corporation's 2001 Form 10-K:

-    Overall balance sheet characteristics were further strengthened:

     - Regional Community Banking grew demand deposits by 7% on average compared with the third quarter of 2001.

     - Nonperforming assets declined 18% from June 30, 2002 to $409 million at September 30, 2002.

     - Balance sheet liquidity was strong as the loans to deposits ratio was 80% at September 30, 2002.

     - Capital continued to be strengthened during the quarter and the ratio of common shareholders' equity to total assets increased from 8.3% at December 31, 2001 to 9.9% at September 30, 2002.

     - Institutional loans held for sale were reduced $571 million during the third quarter to $495 million at September 30, 2002 and have been reduced 81% from December 31, 2001. Total credit exposure (comprised of loans outstanding, unfunded commitments and letters of credit) declined 78% from year end 2001.

- BlackRock earnings grew 21% to $33 million compared with the third quarter of 2001 and were comparable with $35 million earned in the second quarter of 2002.

Although overall results for the third quarter of 2002 were higher compared with the prior year third quarter, earnings declined compared with the second quarter of 2002. Revenue declined from last quarter due to the impact of the depressed financial markets on market-sensitive businesses and a lower level of average earning assets. These effects were partially offset by the benefit of higher net securities gains, lower credit costs and reduced expenses.

Management expects that the remainder of 2002 will continue to be a challenging operating environment that will limit opportunities for revenue growth. In addition to the economy, interest rates, financial market conditions and the possibility of international hostilities, the Corporation's success during the remainder of the year will depend on its ability to address its key operating challenges. These challenges include the continued liquidation of loans held for sale without significant valuation losses, the stability of asset quality, revenue growth and development of value-added customer relationships, successfully leveraging technology and managing the revenue/expense relationship, and regulatory actions. See 2002 Operating Environment in the Financial Review section of the 2001 Form 10-K for additional information. Also see the Risk Factors, Risk Management and Forward-Looking Statements sections of this Financial Review.

As previously reported, in July 2002 the Corporation announced that it had reached a resolution with the Securities and Exchange Commission ("SEC") concerning the SEC's previously disclosed inquiry into the transfer of certain PNC assets to companies formed with American International Group, Inc. ("AIG") in 2001. PNC also announced in July 2002 that it had entered into an agreement with the Federal Reserve Bank of Cleveland ("Federal Reserve"), and that PNC Bank, N.A. ("PNC Bank"), PNC's principal bank subsidiary, had entered into an agreement with the Office of the Comptroller of the Currency ("OCC"). See Regulatory Matters in the Risk Management section of this Financial Review for additional information.

BALANCE SHEET HIGHLIGHTS
PNC's focus during the first nine months of 2002 was on retaining and growing value-added transaction deposits while changing the mix of earning assets, including a reduction of institutional loans held for sale.

Total assets were $67.7 billion at September 30, 2002 compared with $69.6 billion at December 31, 2001. Average interest-earning assets were $55.8 billion for the first nine months of 2002, a decrease of $3.9 billion compared with the first nine months of 2001. This decline was due to a decrease in average loans that was partially offset by increases in average securities and average loans held for sale.

Average loans for the first nine months of 2002 were $37.7 billion, a decrease of $8.4 billion compared with the first nine months of 2001. Average loans represented 68% of total average earning assets for the first nine months of 2002 compared with 77% for the first nine months of 2001. The decreases were primarily due to a decline in residential mortgages and institutional lending portfolios that more than offset an increase in PNC Business Credit loans resulting from the acquisition in 2002 of a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business.

Changes in loans held for sale are described in Strategic Repositioning and in Loans Held For Sale in the Consolidated Balance Sheet Review section of this Financial Review.

Average securities of $11.7 billion for the first nine months of 2002 were up $1.6 billion compared with the first nine months of 2001 and represented 21% of average earning assets for 2002 compared with 17% for 2001. The increases were primarily due to net securities purchases upon redeployment of funds resulting from loan downsizing and interest rate risk management activities.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits comprised 66% and 64% of total sources of funds for the first nine months of 2002 and 2001, respectively, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average interest-bearing demand and money market deposits totaled $22.0 billion for the first nine months of 2002, an increase of $1.0 billion or 5% compared with the comparable 2001 period. This increase reflects focused marketing efforts to grow more valuable transaction accounts while higher cost, less valuable retail certificates of deposit were not emphasized. Average borrowed funds for the first nine months of 2002 decreased $2.4 billion compared with the first nine months of 2001 commensurate with the decline in average earning assets. See the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

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

The impact of the institutional lending repositioning and other strategic actions that occurred during 2001 is reflected in the business results presented in the table below. The charges or credits are separately identified in the business income statements. Performance ratios in the results of individual businesses reflect the impact of the charges or credits.

RESULTS OF BUSINESSES(a)
                                                                       Revenue               Return on
                                                    Earnings   (taxable-equivalent basis)  Assigned Capital       Average Assets
Nine months ended September 30           ------------------------------------------------------------------------------------------
Dollars in millions                             2002       2001       2002     2001       2002        2001      2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
Banking Businesses
  Regional Community Banking                    $545       $523     $1,671     $1,685      28%          26%      $39,010    $40,188
  Corporate Banking                              117         48        588        576      15            5        14,275     16,984
  PNC Real Estate Finance                         67         47        171        162      23           16         5,017      5,288
  PNC Business Credit                             12         39        133        102       6           32         3,870      2,431
--------------------------------------------------------------------------------------                       ----------------------
     Total banking businesses                    741        657      2,563      2,525      23           19        62,172     64,891
--------------------------------------------------------------------------------------                       ----------------------
Asset Management and Processing
  PNC Advisors                                    84        117        504        562      22           29         2,976      3,399
  BlackRock                                       99         79        440        404      24           25           790        644
  PFPC                                            57         49        578        596      37           31         1,891      1,759
--------------------------------------------------------------------------------------                       ----------------------
     Total asset management and
       processing                                240        245      1,522      1,562      25           28         5,657      5,802
--------------------------------------------------------------------------------------                       ----------------------
Total business results                           981        902      4,085      4,087      23           21        67,829     70,693
Other                                            (59)       (95)       (15)      (223)                              (988)      (132)
--------------------------------------------------------------------------------------                       ----------------------
Results from continuing operations               922        807      4,070      3,864      20           16        66,841     70,561
 Discontinued operations                                      5                                                                  68
Cumulative effect of accounting change                       (5)
--------------------------------------------------------------------------------------                       ----------------------
     Total consolidated                         $922       $807     $4,070     $3,864      20           16       $66,841    $70,629
===================================================================================================================================

(a) Amounts for 2002 reflect, where applicable, the adoption, effective January 1, 2002, of the new accounting standard under which goodwill is no longer amortized to expense.

REGIONAL COMMUNITY BANKING

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                         2002         2001
--------------------------------------------------------------
INCOME STATEMENT
Net interest income                       $1,078       $1,093
Net securities gains                          84           85
Other noninterest income                     509          507
--------------------------------------------------------------
   Total revenue                           1,671        1,685
Provision for credit losses                   37           35
Noninterest expense                          797          800
Goodwill amortization                                      27
Severance costs                                             3
--------------------------------------------------------------
   Pretax earnings                           837          820
Income taxes                                 292          297
--------------------------------------------------------------
  Earnings                                  $545         $523
==============================================================
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                           $7,002       $6,295
    Indirect                                 569          853
    Other consumer                           649          794
--------------------------------------------------------------
     Total consumer                        8,220        7,942
   Residential mortgage                    4,435        8,691
   Commercial                              3,512        3,588
   Vehicle leasing                         1,750        1,872
   Other                                     120          135
--------------------------------------------------------------
      Total loans                         18,037       22,228
Securities                                10,855        9,561
Student and other loans held for sale      1,354        1,270
Assigned assets and other assets           8,764        7,129
--------------------------------------------------------------
   Total assets                          $39,010      $40,188
==============================================================
Deposits
   Noninterest-bearing demand             $4,980       $4,516
   Interest-bearing demand                 6,012        5,602
   Money market                           12,311       12,020
--------------------------------------------------------------
    Total transaction deposits            23,303       22,138
   Savings                                 1,966        1,870
   Certificates                           10,177       12,291
--------------------------------------------------------------
     Total deposits                       35,446       36,299
Other liabilities                            932        1,177
Assigned capital                           2,632        2,712
--------------------------------------------------------------
   Total funds                           $39,010      $40,188
==============================================================
PERFORMANCE RATIOS
Return on assigned capital                    28%          26%
Noninterest income to total revenue           35           35
Efficiency                                    48           48
==============================================================
OTHER INFORMATION
                                  September 30    December 31
In millions                               2002           2001
------------------------------    ------------    ------------
Total nonperforming assets                 $65            $52
Vehicle leasing outstandings,
 net of unearned income                 $1,511         $1,930
==============================================================

Regional Community Banking provides deposit, branch-based brokerage, electronic banking and credit products and services to retail customers as well as deposit, credit, treasury management and capital markets products and services to small businesses primarily within PNC's geographic region.

The strategic focus of Regional Community Banking is on driving sustainable revenue growth, aggressively managing the revenue/expense relationship and improving the risk/return dynamic of this business. In addition, Regional Community Banking seeks to increase transaction deposits, which serve as a means to deepen customer relationships and support growth in consumer services revenue.

During the first nine months of 2002, Regional Community Banking experienced an increase in consumer households served, grew transaction deposits and improved the retention of existing customer accounts. Despite this trend and success in keeping deposit funding costs low, this business was adversely impacted by a change in mix of earning assets and lower yields in the relatively low interest rate environment in 2002.

Regional Community Banking contributed $545 million or 56% of total business earnings for the first nine months of 2002 compared with $523 million or 58% for the first nine months of 2001. Excluding net securities gains in both periods, gains related to residential mortgage loan securitizations of $8 million in 2002 and $26 million in 2001, and $27 million of goodwill amortization expense in 2001, earnings for the first nine months of 2002 were flat compared with the prior-year period.

Total revenue was $1.7 billion for the first nine months of 2002 and 2001. Excluding net securities gains and loan securitization gains from both periods, revenue was flat in the period-to-period comparison primarily due to lower net interest income in 2002 offset by higher noninterest income.

The provision for credit losses for the first nine months of 2002 increased to $37 million compared with $35 million in the prior year due to higher net charge-offs on residential mortgage loans. See Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information.

Total loans decreased 19% on average in the first nine months of 2002 compared with the prior year. Home equity loans, the lead consumer lending product, grew 11% in the comparison. The overall decline resulted primarily from the reduction of residential mortgage and indirect auto products and prepayments on residential mortgages. The increase in average securities in the nine month comparison reflects the Corporation's balance sheet and interest rate risk management activities.

Total deposits declined 2% in the period-to-period comparison as increases in transaction and savings deposits were more than offset by a decline in certificates of deposit. Demand and money market deposits increased due to ongoing strategic marketing efforts to add new accounts and retain existing customers as funds shifted from certificates of deposit.

As previously reported, the Corporation made the decision to discontinue its vehicle leasing business in the fourth quarter of 2001. This portfolio, which has declined 22% since December 31, 2001, is expected to mature over a period of approximately five years with an average remaining life of two years. See Strategic Repositioning in the Consolidated Balance Sheet Review section and Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information.

CORPORATE BANKING

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                       2002           2001
---------------------------------------------------------------
INCOME STATEMENT
Net interest income                       $271           $396
Noninterest income                         317            180
---------------------------------------------------------------
   Total revenue                           588            576
Provision for credit losses                139             53
Noninterest expense                        272            289
Institutional lending repositioning                       158
Goodwill amortization                                       2
Severance costs                                             3
---------------------------------------------------------------
   Pretax earnings                         177             71
Income taxes                                60             23
---------------------------------------------------------------
   Earnings                               $117            $48
===============================================================
AVERAGE BALANCE SHEET
Loans                                   $9,698        $14,285
Loans held for sale                      1,674            312
Other assets                             2,903          2,387
---------------------------------------------------------------
   Total assets                        $14,275        $16,984
===============================================================
Deposits                                $4,608         $4,764
Assigned funds and other liabilities     8,596         10,946
Assigned capital                         1,071          1,274
---------------------------------------------------------------
   Total funds                         $14,275        $16,984
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                  15%             5%
Noninterest income to total revenue         54             20
Efficiency                                  46             59
===============================================================
OTHER INFORMATION
                                    September 30    December 31
In millions                                 2002           2001
---------------------------------------------------------------
Total nonperforming assets                  $158           $220
INSTITUTIONAL LENDING REPOSITIONING
 Loans held for sale
    Credit exposure                          964          4,594
    Outstandings                             415          2,294
 Exit portfolio
    Credit exposure                          611          2,662
    Outstandings                              12            192
===============================================================

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC's geographic region. Additionally, Corporate Banking administers Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The strategic focus for Corporate Banking is to adapt its institutional expertise to the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and to improve the risk/return characteristics of the lending business. Corporate Banking intends to continue its efforts to manage credit risk, liquidate loans held for sale and sustain relationships with traditional customers emphasizing noncredit products.

During the first nine months of 2002, Corporate Banking made significant progress in the repositioning of its institutional lending business. The exit and held for sale portfolios at September 30, 2002 had total credit exposure of $1.6 billion including outstandings of $427 million, a reduction in outstandings of approximately 83% from December 31, 2001. Of these amounts, $964 million of credit exposure and $415 million of outstandings were classified as held for sale. The Corporation is continuing to pursue liquidation of the institutional held for sale portfolio.

Gains and losses may result from the liquidation of loans held for sale to the extent actual performance differs from estimates inherent in the recorded amounts or if valuations change. See Critical Accounting Policies And Judgments in the Risk Factors section and Strategic Repositioning in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Corporate Banking contributed $117 million or 12% of total business earnings for the first nine months of 2002 compared with $48 million or 6% for the first nine months of 2001. The 2001 period included significant charges associated with the transfer of loans to held for sale in connection with the institutional lending repositioning. Results for this business continued to be adversely affected by weak economic and market conditions combined with the impact of PNC's institutional lending downsizing efforts.

Total revenue of $588 million for the first nine months of 2002 increased $12 million compared with the same period in 2001. Net interest income for the first nine months in 2002 decreased $125 million compared with the first nine months of 2001 primarily due to the impact of the decline in interest rates combined with the reduction in average loans resulting from the ongoing institutional lending downsizing. Noninterest income for the first nine months of 2002 increased $137 million compared with the same period in 2001 primarily due to $100 million of net gains in excess of valuation adjustments related to institutional loans held for sale in 2002 and higher treasury management fees in 2002.

Total credit costs were $139 million for the first nine months of 2002 compared with $129 million for the first nine months of 2001. Credit costs for the 2001 period included $53 million reflected in provision for credit losses and $76 million of institutional lending repositioning charges. Valuation adjustments totaling $82 million for loans previously designated as held for sale are also reflected in the 2001 institutional lending repositioning charge. Net charge-offs were $125 million for the first nine months of 2002 compared with $129 million a year ago. The provision for credit losses for the first nine months of 2002 reflects $94 million related to two Market Street liquidity facilities as well as the impact of refinements to the Corporation's reserve methodology related to impaired loans and pooled reserves. See Market Street in the Risk Management section of this Financial Review, Critical Accounting Policies And Judgments in the Risk Factors section, and Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Treasury management and capital markets products offered through Corporate Banking are sold by several businesses across the Corporation and related revenue net of expense is included in the results of those businesses. Consolidated revenue from treasury management was $257 million for the first nine months of 2002, an increase of $6 million compared to the first nine months of 2001, as higher fee revenue was partially offset by lower income earned on customers' deposit balances. Consolidated revenue from capital markets was $88 million for the first nine months of 2002, a decrease of $1 million compared with the first nine months of 2001 primarily due to lower fees as a result of weak economic and market conditions partially offset by the comparative impact of valuation losses associated with equity investments in 2001.

Nonperforming assets were $158 million at September 30, 2002 compared with $220 million at December 31, 2001. The decrease was primarily due to the Corporation's continued liquidation of the institutional held for sale portfolio.

PNC REAL ESTATE FINANCE

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                         2002         2001
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $87          $88
Noninterest income
   Commercial mortgage banking                46           45
   Other                                      38           29
----------------------------------------------------------------
     Total noninterest income                 84           74
----------------------------------------------------------------
   Total revenue                             171          162
Provision for credit losses                   (7)          12
Noninterest expense                          119          104
Goodwill amortization                                      14
----------------------------------------------------------------
   Pretax earnings                            59           32
--------------------------------------- ------------ -----------
Minority interest (benefit) expense           (2)
Income tax (benefit) expense                  (6)         (15)
----------------------------------------------------------------
   Earnings                                  $67          $47
================================================================
AVERAGE BALANCE SHEET
Loans
   Commercial real estate                 $2,251       $2,321
   Commercial - real estate related        1,474        1,778
----------------------------------------------------------------
     Total loans                           3,725        4,099
Commercial mortgages held for sale           252          234
Other loans held for sale                    157            4
Other assets                                 883          951
----------------------------------------------------------------
   Total assets                           $5,017       $5,288
================================================================
Deposits                                    $702         $468
Assigned funds and other
  liabilities                              3,920        4,422
Assigned capital                             395          398
----------------------------------------------------------------
   Total funds                            $5,017       $5,288
================================================================
PERFORMANCE RATIOS
Return on assigned capital                    23%          16%
Noninterest income to total revenue           49           46
Efficiency                                    63           58
================================================================
OTHER INFORMATION
                                     September 30  December 31
In millions                                  2002         2001
----------------------------------------------------------------
Total nonperforming assets                     $3           $6
INSTITUTIONAL LENDING REPOSITIONING
 Loans held for sale
    Credit exposure                            68          324
    Outstandings                               55          244
 Exit portfolio
    Credit exposure                            25           30
    Outstandings                               13            5
================================================================

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc. ("Midland"), a leading third-party provider of loan servicing and technology to the commercial real estate finance industry, and national syndication of affordable housing equity through Columbia Housing Partners, L.P. Activities related to Columbia Housing Partners, L.P. will require additional regulatory approvals as a result of bank regulatory, supervisory and examination activities. See Regulatory Matters in the Risk Management section of this Financial Review for additional information.

PNC Real Estate Finance seeks to have a more balanced and valuable revenue stream by focusing on real estate processing businesses and increasing the value of its lending business by seeking to sell more fee-based products to lending customers.

PNC Real Estate Finance contributed $67 million or 7% of total business earnings for the first nine months of 2002 compared with $47 million or 5% for the first nine months of 2001. Net gains in excess of valuation adjustments related to institutional loans held for sale, the cessation of goodwill amortization in 2002 and the impact of a loan recovery in the exited warehouse lending business more than offset higher noninterest expense in 2002. Average loans decreased 9% in the period-to-period comparison reflecting the impact of the institutional lending repositioning.

Total revenue was $171 million for the first nine months of 2002 compared with $162 million for the first nine months of 2001. The increase of $9 million or 6% was primarily due to net gains in excess of valuation adjustments of $6 million related to institutional loans held for sale.

Noninterest expense increased $15 million for the first nine months of 2002 compared with the prior year period primarily due to impairment charges related to low income housing partnership assets.

The commercial mortgage servicing portfolio grew 12% to $74 billion at September 30, 2002. Midland, as a third-party servicer, is required to comply with various contractual obligations, including the obligations to advance funds for delinquent borrower payments and property protection purposes, and to monitor property taxes and insurance. A total of $77 million of advances were outstanding at September 30, 2002. Midland has priority to recover these advances before the security holders of the related securitizations.

COMMERCIAL MORTGAGE SERVICING PORTFOLIO
In billions                                    2002      2001
---------------------------------------------------------------
January 1                                       $68       $54
Acquisitions/additions                           15        20
Repayments/transfers                             (9)       (8)
---------------------------------------------------------------
 September 30                                   $74       $66
===============================================================

The provision for credit losses for the nine months ended September 30, 2002 included the benefit of a recovery amount in the exited warehouse lending business. See Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information.

During the first nine months of 2002, PNC Real Estate Finance made significant progress in downsizing its institutional lending business. The exit and held for sale portfolios at September 30, 2002 had total credit exposure of $93 million including outstandings of $68 million, a reduction in outstandings of approximately 73% since December 31, 2001. Of these amounts, $68 million of credit exposure and $55 million of outstandings were classified as held for sale as of September 30, 2002. The Corporation is continuing to pursue liquidation of the institutional held for sale portfolio. Gains and losses may result from the liquidation of loans held for sale to the extent actual performance differs from estimates inherent in the recorded amounts or if valuations change. See Critical Accounting Policies And Judgments in the Risk Factors section and Strategic Repositioning in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

PNC BUSINESS CREDIT

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                          2002         2001
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $101          $77
Noninterest income                             32           25
------------------------------------------------------------------
   Total revenue                              133          102
Provision for credit losses                    72           13
Noninterest expense                            41           22
Institutional lending repositioning                          4
Goodwill amortization                                        1
------------------------------------------------------------------
   Pretax earnings                             20           62
Income taxes                                    8           23
------------------------------------------------------------------
   Earnings                                   $12          $39
==================================================================
AVERAGE BALANCE SHEET
Loans                                      $3,550       $2,304
Loans held for sale                            83           66
Other assets                                  237           61
------------------------------------------------------------------
   Total assets                            $3,870       $2,431
==================================================================
Deposits                                      $78          $81
Assigned funds and other liabilities        3,540        2,189
Assigned capital                              252          161
------------------------------------------------------------------
   Total funds                             $3,870       $2,431
==================================================================
PERFORMANCE RATIOS
Return on assigned capital                      6%          32%
Noninterest income to total revenue            24           21
Efficiency                                     30           22
==================================================================
OTHER INFORMATION
                                     September 30   December 31
In millions                                  2002          2001
------------------------------------------------------------------
Total nonperforming assets                   $179          $109
INSTITUTIONAL LENDING REPOSITIONING
 Loans held for sale
    Credit exposure                            46            40
    Outstandings                               25            30
==================================================================

PNC Business Credit provides asset-based lending, treasury management and capital markets products and services to middle market customers nationally. PNC Business Credit's lending services include loans secured by accounts receivable, inventory, machinery and equipment, and other collateral, and its customers include manufacturing, wholesale, distribution, retailing and service industry companies.

In January 2002, PNC Business Credit acquired a portion of NBOC's U.S. asset-based lending business in a purchase business combination. See Note 3 NBOC Acquisition in the Notes to Consolidated Financial Statements for additional information.

PNC Business Credit contributed $12 million or 1% of total business earnings for the first nine months of 2002 compared with $39 million or 4% for the first nine months of 2001. Earnings declined and performance ratios were adversely impacted in the comparison as higher revenue in 2002 was more than offset by an increase in the provision for credit losses.

Revenue was $133 million for the first nine months of 2002, a $31 million or 30% increase compared with the first nine months of 2001 as both net interest income and noninterest income increased. The increase in net interest income for the first nine months of 2002 reflected a net increase of $1.2 billion or 54% in total average loans for the period resulting primarily from the NBOC acquisition.

Noninterest income in the first nine months of 2002 included a $19 million benefit resulting from the reduction in the put option liability related to the NBOC acquisition partially offset by $11 million of valuation adjustments in excess of net gains related to the institutional loans held for sale. Noninterest income for the first nine months of 2001 included $7 million of gains on equity interests received as compensation in conjunction with lending relationships and $4 million of net valuation adjustments related to institutional loans held for sale.

The provision for credit losses for the first nine months of 2002 was $72 million compared with $13 million for the first nine months of 2001. Net charge-offs were $26 million for the first nine months of 2002 compared with $13 million a year ago. The provision for credit losses increased in the first nine months of 2002 as additions to reserves were made due to a decline in credit quality and the impact of refinements to the Corporation's reserve methodology related to impaired loans and pooled reserves. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many with a weak credit risk rating. As a result, these loans typically exhibit a higher risk of default and a greater proportion of such loans may be classified as nonperforming. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn consistent with PNC Business Credit's recent experience. PNC Business Credit attempts to manage this risk through direct control of cash flows and collateral requirements. Compensation for this higher risk of default is obtained by way of higher interest rates charged. See Critical Accounting Policies And Judgments in the Risk Factors section and Allowance For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Total noninterest expense increased $19 million to $41 million and the efficiency ratio increased to 30% during the first nine months of 2002 compared with the first nine months of 2001 primarily due to costs added with the NBOC acquisition.

Nonperforming assets were $179 million at September 30, 2002 compared with $109 million at December 31, 2001. The increase was primarily due to one credit. See Credit Risk in the Risk Management section of the Financial Review included in the 2001 Form 10-K for additional information.

PNC Business Credit included several credits in the Corporation's institutional lending repositioning. Credit exposure of $46 million including $25 million of outstandings classified as held for sale remained at September 30, 2002. The net increase in credit exposure from December 31, 2001 resulted from certain credits in connection with the NBOC acquisition. See Critical Accounting Policies And Judgments in the Risk Factors section and Strategic Repositioning in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

PNC ADVISORS

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                          2002        2001
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $76         $99
Noninterest income
   Investment management and trust            258         302
   Brokerage                                  102         100
   Other                                       68          61
-----------------------------------------------------------------
     Total noninterest income                 428         463
-----------------------------------------------------------------
   Total revenue                              504         562
Provision for credit losses                     3           1
Noninterest expense                           368         371
Goodwill amortization                                       5
-----------------------------------------------------------------
   Pretax earnings                            133         185
Income taxes                                   49          68
-----------------------------------------------------------------
   Earnings                                   $84        $117
=================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer                                $1,216      $1,098
   Residential mortgage                       537         884
   Commercial                                 467         543
   Other                                      335         395
-----------------------------------------------------------------
     Total loans                            2,555       2,920
Other assets                                  421         479
-----------------------------------------------------------------
   Total assets                            $2,976      $3,399
=================================================================
Deposits                                   $2,004      $2,078
Assigned funds and other liabilities          452         774
Assigned capital                              520         547
-----------------------------------------------------------------
   Total funds                             $2,976      $3,399
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                     22%         29%
Noninterest income to total revenue            85          82
Efficiency                                     73          66
=================================================================

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment advisory services to the ultra-affluent through Hawthorn. During the second quarter of 2002, Hilliard Lyons acquired from Regional Community Banking the branch-based brokerage business that formerly operated under the PNC Brokerage brand name. This business was combined with Hilliard's brokerage operations and now provides services in the branch network under the PNC Investments brand name. However, the revenue and expense related to the branch-based brokerage business continues to be included in the results of Regional Community Banking. Consolidated revenue from brokerage was $151 million for the first nine months of 2002 compared with $163 million for the first nine months of 2001. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

PNC Advisors is focused on acquiring and retaining customers and growing customer relationships. This business has been adversely impacted by depressed financial market conditions and the loss of customers resulting from investment performance. Management is addressing investment performance and the revenue/expense relationship given current conditions.

PNC Advisors contributed $84 million or 8% of total business earnings for the first nine months of 2002 compared with $117 million or 13% for the first nine months of 2001. Earnings decreased in the comparison primarily due to lower revenue.

Revenue for the first nine months of 2002 decreased $58 million compared with the prior year period due to depressed financial market conditions, lower average loans, a narrower net interest margin and the positive effect of the recognition of revenue accrual adjustments of $15 million in 2001. The decline in net interest income for the first nine months of 2002 compared with the first nine months of 2001 was attributable to both a decline in average loans and a lower interest rate environment in 2002. Assets under management and related noninterest income are closely tied to the performance of the equity markets. Management expects that revenues in this business will continue to be challenged until equity market conditions and investment performance improve for a sustained period. See Business and Economic Conditions and Asset Management Performance in the Risk Factors section of the Financial Review included in the 2001 Form 10-K for additional information regarding matters that could impact PNC Advisors' revenue.

ASSETS UNDER MANAGEMENT(a)
September 30 - in billions                      2002      2001
---------------------------------------------------------------
Personal investment management and trust         $40       $46
Institutional trust                               10        13
---------------------------------------------------------------
 Total                                           $50       $59
===============================================================

ASSET TYPE
September 30 - in billions                      2002      2001
---------------------------------------------------------------
Equity                                           $26       $35
Fixed income                                      17        17
Liquidity                                          7         7
---------------------------------------------------------------
 Total                                           $50       $59
===============================================================
(a) Excludes brokerage assets administered.

Assets under management decreased $9 billion primarily due to the decline in the value of the equity component of customers' portfolios. Brokerage assets administered by Hilliard Lyons, including assets of the former PNC Brokerage business, were $31 billion at September 30, 2002 compared with $32 billion at September 30, 2001 and were also impacted by weak equity market conditions.

PNC Advisors provides investment management services directly and through funds and accounts managed by BlackRock and funds managed by unaffiliated investment managers. In July 2002, the Corporation and BlackRock entered into a revised agreement with respect to investment management services. The agreement includes a reduction in the rate of fees received from BlackRock based on current market conditions and the impact of a reduction in the level of PNC Advisors' customer assets managed by BlackRock. Based on the current levels and mix of those assets in BlackRock investment funds, the agreement is expected to reduce PNC Advisors' total revenue by approximately $12 million on an annual basis.

BLACKROCK

Nine months ended September 30
Dollars in millions                          2002          2001
------------------------------------------------------------------
INCOME STATEMENT
Investment advisory and
  administrative fees                        $397          $376
Other income                                   43            28
------------------------------------------------------------------
   Total revenue                              440           404
Operating expense                             246           222
Fund administration
   and servicing costs-affiliates              33            47
Amortization of intangible assets               1             8
------------------------------------------------------------------
   Total expense                              280           277
------------------------------------------------------------------
      Operating income                        160           127
Nonoperating income                             7             7
------------------------------------------------------------------
   Pretax earnings                            167           134
Income taxes                                   68            55
------------------------------------------------------------------
   Earnings                                   $99           $79
==================================================================
PERIOD-END BALANCE SHEET
Intangible assets                            $181          $184
Other assets                                  609           460
------------------------------------------------------------------
   Total assets                              $790          $644
==================================================================
Liabilities                                  $194          $186
Stockholders' equity                          596           458
------------------------------------------------------------------
   Total liabilities and                     $790          $644
     stockholders' equity
==================================================================
PERFORMANCE DATA
Return on equity                               24%           25%
Operating margin(a)                            39            36
Diluted earnings per share                  $1.52         $1.22
==================================================================

(a) Excludes the impact of fund administration and servicing costs - affiliates.

The financial information presented above reflects BlackRock on a stand-alone basis. BlackRock is approximately 69% owned by PNC and is consolidated into PNC's financial statements. Accordingly, approximately 31% of BlackRock's earnings were recognized as a minority interest expense in the consolidated income statement.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $246 billion of assets under management at September 30, 2002. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions brand name. BlackRock continues to focus on delivering superior relative investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock contributed $99 million or 10% of total business earnings for the first nine months of 2002 compared with $79 million or 9% for the first nine months of 2001. Earnings increased 25% in the period-to-period comparison primarily due to a 9% increase in assets under management and increased sales of BlackRock Solutions products and services.

Total revenue for the first nine months of 2002 increased $36 million or 9% compared with the first nine months of 2001 primarily due to increases in separate account assets under management, sales of alternative investment products and performance fees. Current market conditions substantially reduce the likelihood of performance fees for the remainder of 2002. See Business and Economic Conditions and Asset Management Performance in the Risk Factors section of the Financial Review included in the 2001 Form 10-K for additional information regarding matters that could impact asset management revenue.

Excluding goodwill amortization, expenses increased $10 million, or 4%, in the period-to-period comparison in support of revenue growth and business expansion. Expense growth was mitigated by lower fund administration and servicing costs-affiliates.

ASSETS UNDER MANAGEMENT

September 30 - in billions                       2002       2001
------------------------------------------------------------------
Separate accounts
   Fixed income                                  $146       $119
   Liquidity                                        5          7
   Liquidity - securities lending                   6          8
   Equity                                           8          8
   Alternative investment products                  6          5
------------------------------------------------------------------
     Total separate accounts                      171        147
------------------------------------------------------------------
Mutual funds(a)
   Fixed income                                    19         14
   Liquidity                                       52         56
   Equity                                           4          9
------------------------------------------------------------------
     Total mutual funds                            75         79
------------------------------------------------------------------
   Total assets under management                 $246       $226
==================================================================

(a) Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Funds and BlackRock Global Series Funds.

In July 2002, BlackRock and the Corporation entered into a revised agreement with respect to investment management services. The agreement includes a reduction in the rate of fees paid to PNC Advisors based on current market conditions and the impact of a reduction in the level of PNC Advisors' customer assets managed by BlackRock. The lower levels of PNC client assets invested in the BlackRock Funds and the effect of the revised investment services agreement resulted in a reduction in fund administration and servicing costs-affiliates of approximately $15 million for the nine months ended September 30, 2002. PNC client-related revenue subject to fund administration and servicing payments declined approximately $20 million for the nine months ended September 30, 2002.

BlackRock adopted a new long-term incentive and retention program for key employees, subject to approval by regulators and BlackRock's stockholders at the next annual meeting in May 2003. The program seeks to provide continuity of the management team, whose contracts expire at the end of this year, while promoting development of the firm's future leaders. Stock options on up to 3.5 million shares of BlackRock stock may be granted at market, subject to vesting at December 31, 2006. In addition, up to $240 million of deferred compensation may be awarded, with payments subject to the achievement of performance hurdles no later than March 2007. If the performance hurdles are achieved, up to $200 million of the deferred compensation plan will be funded with the surrender by PNC of up to 4 million shares of PNC's 44.9 million shares of BlackRock common stock. BlackRock will fund the remainder with up to $40 million in cash. See BlackRock Long-Term Incentive and Retention Plan in this Financial Review for further information. See Securities in this Financial Review for certain fourth quarter expectations regarding BlackRock's collateralized bond obligation investments.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov.

PFPC

Nine months ended September 30
Dollars in millions                        2002         2001
---------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                     $578         $596
Operating expense                           457          436
Goodwill amortization                                     30
(Accretion)/amortization of
  other intangibles, net                    (14)         (11)
---------------------------------------------------------------
   Operating income                         135          141
Nonoperating income(a)                        8           11
Debt financing                               67           71
Facilities consolidation and other
     (credits)/charges                      (19)
---------------------------------------------------------------
   Pretax earnings                           95           81
Income taxes                                 38           32
---------------------------------------------------------------
   Earnings                                 $57          $49
===============================================================
AVERAGE BALANCE SHEET
Intangible assets                        $1,030       $1,072
Other assets                                861          687
---------------------------------------------------------------
   Total assets                          $1,891       $1,759
===============================================================
Assigned funds and other liabilities     $1,683       $1,551
Assigned capital                            208          208
---------------------------------------------------------------
   Total funds                           $1,891       $1,759
===============================================================
PERFORMANCE RATIOS
Return on assigned capital                   37%          31%
Operating margin                             27           24
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

The financial results for this business may be significantly impacted by the net gain or loss of large clients or groups of smaller clients and by shifts in client assets between higher and lower margin products. During the first nine months of 2002, PFPC was adversely impacted by depressed financial market conditions, a shift in client assets from equity to fixed income products and client attrition. Management is addressing the revenue/expense relationship of this business given current conditions.

PFPC is focusing technological resources on targeting Web-based initiatives, streamlining operations and developing flexible system architecture and client-focused servicing solutions. To meet the growing needs of the European marketplace, PFPC is also continuing its pursuit of offshore expansion.

PFPC contributed $57 million or 6% of total business earnings for the first nine months of 2002 compared with $49 million or 5% for the first nine months of 2001. Earnings in the first nine months of 2002 included the impact of a one-time benefit of approximately $13 million of fees related to the renegotiation of a client contract and the benefit of a $19 million reduction in reserves. These reserves were originally established in the fourth quarter of 2001 and primarily related to a previously announced plan to consolidate selected facilities. The facilities strategy has been modified and certain originally contemplated relocations will no longer occur. PFPC also benefited in 2002 from the adoption of the new goodwill accounting standard that reduced amortization expense by $30 million compared with the first nine months of 2001. These benefits were partially offset by higher staff and technology-related costs. The cost of integration, technology and infrastructure investments, coupled with a shift in both product and client mix, continued to exert pressure on operating margins. Margins are expected to remain under pressure at least until equity markets and investor sentiment and demand improve for a sustained period.

Revenue of $578 million for the first nine months of 2002 decreased $18 million compared with the first nine months of 2001. Notwithstanding the one-time $13 million benefit described above, revenue declined in the comparison primarily due to depressed financial market conditions, pricing and other competitive factors including client attrition. See Business and Economic Conditions and Fund Servicing in the Risk Factors section of the Financial Review included in the 2001 Form 10-K for additional information regarding matters that could impact fund servicing revenue.

Operating expense increased $21 million or 5% in the period-to-period comparison primarily due to increased staff levels for new product support combined with additional costs associated with investments in technology.

Operating income for the first nine months of 2002 included accretion of a discounted client contract liability of $26 million. Accretion for the first nine months of 2001 was $22 million.

SERVICING STATISTICS
September 30                                 2002         2001
---------------------------------------------------------------
Accounting/administration net assets
 ($ in billions)
 Domestic                                    $464         $484
 Foreign (a)                                   25           16
---------------------------------------------------------------
    Total                                    $489         $500
Custody assets ($ in billions)               $311         $359
Shareholder accounts (in millions)             52           47
===============================================================

(a) Represents net assets serviced offshore.

Accounting/administration net assets have decreased compared with the 2001 period as the impact of depressed financial markets and changes in domestic client mix have more than offset successful offshore sales efforts. Custody assets have declined primarily due to changes in client relationships.

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

Taxable equivalent net interest income declined slightly, from $1.696 billion to $1.683 billion, in the first nine months of 2002 compared with the first nine months of 2001, while the net interest margin widened to 4.00% compared with 3.76% in the prior year period. The level of net interest income for the first nine months of 2002 reflected the positive effects of a lower interest rate environment and transaction deposit growth that was mitigated by the impact of the continued downsizing of the loan portfolio. The widening of the net interest margin for 2002 resulted from the impact of changes in balance sheet composition and a lower interest rate environment, combined with a steep yield curve. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information.

Taxable-equivalent net interest income was $532 million and net interest margin was 3.88% for the third quarter of 2002 compared with $568 million and 3.89%, respectively, for the third quarter of 2001. Net interest income declined compared with the third quarter of 2001 primarily due to the impact of a $3.6 billion, or 6%, decrease in average earning assets. The decline in average earning assets resulted from the continued downsizing of the institutional lending portfolio in 2002 that was partially offset by a higher level of federal funds sold that increased overall balance sheet liquidity.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $244 million for the first nine months of 2002 compared with $235 million for the first nine months of 2001. The provision for credit losses was $73 million for the third quarter of 2002 compared with $110 million for the prior year quarter. The provision for the first nine months of 2002 reflects additions to reserves for PNC Business Credit and Corporate Banking, and losses in Corporate Banking primarily related to Market Street liquidity facilities. The provision for both periods of 2001 reflects the impact of transfers of loans to held for sale and an increase in the allowance for credit losses.

Net charge-offs were $188 million or .67% of average loans for the first nine months of 2002 compared with $190 million or .55%, respectively, for the first nine months of 2001. Net charge-offs were $73 million or .79% of average loans for the third quarter of 2002 compared with $65 million or .59%, respectively, for the third quarter of 2001. Net charge-offs for the first nine months and third quarter of 2002 included $43 million related to a single credit supported by vocational student loans that resulted from a draw during the second quarter of 2002 by Market Street on a liquidity facility provided by PNC. See Market Street within this Financial Review for further information. Net charge-offs for the first nine months of 2002 also included a second quarter 2002 charge-off of $45 million related to another Market Street customer.

NONINTEREST INCOME
Noninterest income was $2.387 billion for the first nine months of 2002 compared with $2.168 billion for the first nine months of 2001. Third quarter 2002 noninterest income totaled $758 million compared with $720 million in the third quarter of 2001.

Asset management fees totaled $651 million for the first nine months of 2002, up $6 million compared with the first nine months of 2001. The increase in the year-to-date 2002 period primarily reflected an increase in separate account base fee revenue arising from growth in assets under management at BlackRock, partially offset by lower asset management fees at PNC Advisors primarily due to weak equity markets in 2002 and the recognition of $15 million of revenue accrual adjustments that benefited the first nine months of 2001. Asset management fees for the third quarter of 2002 declined $8 million, to $200 million, compared with the prior year third quarter. The decrease for the third quarter of 2002 was primarily due to the impact of depressed financial market conditions and lower performance fees compared with the third quarter of 2001. Consolidated assets under management increased to $285 billion at September 30, 2002 compared with $270 billion at September 30, 2001 due to growth at BlackRock.

Fund servicing fees decreased $7 million, to $578 million, for the first nine months of 2002 compared with the first nine months of 2001. Excluding a one-time benefit of approximately $13 million related to the renegotiation of a client contract recognized during the second quarter of 2002 at PFPC, fund servicing fees for the first nine months of 2002 declined $20 million. For the third quarter of 2002, fund servicing fees declined $15 million, to $180 million. The declines in both 2002 periods were due to the impact of depressed financial market conditions, pricing and other competitive factors including customer attrition.

Service charges on deposits were $166 million for the first nine months of 2002, an increase of $6 million compared with the prior year-to-date period. Service charges on deposits totaled $57 million for the third quarter of 2002 compared with $56 million for the third quarter of 2001. For both 2002 periods, the benefit of an increase in average transaction deposits offset the impact of price reductions from comparable services. Brokerage fees declined $12 million, to $151 million, for the first nine months of 2002 compared with the first nine months of 2001. Brokerage fees totaled $41 million in the third quarter of 2002, down $13 million from the third quarter of 2001. The third quarter decrease reflected lower sales commissions resulting from the impact of depressed financial market conditions, lower trading volumes and lower income from insurance annuities.

Consumer services revenue for the first nine months of 2002 totaled $178 million, an increase of $7 million compared with the first nine months of 2001. For the third quarter of 2002, consumer services revenue was $62 million, compared with $58 million for the prior year quarter. The increases for both periods reflected additional fees from ATM and debit card transactions arising from increased transaction volumes.

Corporate services revenue was $375 million for the first nine months of 2002 compared with $149 million for the first nine months of 2001. Third quarter 2002 corporate services revenue was $108 million, compared with a net loss of $3 million for the third quarter of 2001. Excluding the impact of net gains and valuation adjustments related to institutional loans held for sale in each period, corporate services revenue was $280 million for the first nine months of 2002 and $235 million for the prior year-to-date period. Excluding the effect of these items from third quarter results, corporate services revenue was $91 million for the third quarter of 2002 compared with $82 million for 2001. Growth in treasury management fees drove the increase in both the nine-month and third quarter 2002 amounts compared with the respective 2001 periods.

Equity management (private equity activities) net losses on portfolio investments were $37 million for the first nine months of 2002 compared with net losses of $82 million for the first nine months of 2001. For the third quarter of 2002, equity management net losses on portfolio investments totaled $22 million compared with net losses of $13 million for the prior year quarter.

Net securities gains totaled $88 million for the first nine months of 2002 compared with $134 million for the comparable prior year period. Net securities gains were $68 million for the third quarter of 2002 compared with $88 million for the third quarter of 2001.

Other noninterest income was $237 million for the first nine months of 2002, a decline of $6 million compared with the first nine months of 2001. A $19 million benefit resulting from the reduction in the put option liability related to the NBOC acquisition and a $14 million gain on the sale of a real estate investment in 2002 were more than offset in the comparison by gains of $26 million related to residential loan securitizations and a higher level of revenue from trading activities in the first nine months of 2001. Other noninterest income decreased $13 million, to $64 million, for the third quarter of 2002 compared with the prior year quarter primarily due to lower trading revenues.

Net trading income included in other noninterest income totaled $77 million for the first nine months of 2002 compared with $113 million for the comparable prior year period. For the third quarter of 2002, net trading income included in other noninterest income was $24 million compared with $36 million for the prior year quarter. The decreases for both 2002 periods resulted from lower derivatives trading income, including income in connection with an option contract in 2001 that did not recur in 2002. See Trading Activities in the Risk Management section of this Financial Review and Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

NONINTEREST EXPENSE
Total noninterest expense was $2.392 billion for the first nine months of 2002, an increase of $26 million or 1% compared with the first nine months of 2001. Noninterest expense totaled $777 million for the third quarter of 2002, a decline of $14 million from the prior year third quarter. Excluding the impact of goodwill amortization expense recorded in the first nine months and third quarter of 2001, noninterest expense increased $114 million and $15 million, respectively, in the comparable 2002 periods. The increase in noninterest expense for the first nine months of 2002 was attributable primarily to increases of $24 million, $21 million, and $19 million at BlackRock, PFPC and PNC Business Credit, respectively. These increases reflected higher operating expenses to support revenue growth, business expansion, and the NBOC acquisition, respectively. In addition, other noninterest expense for the first nine months of 2002 included a $15 million adjustment related to incentive and retention arrangements in the form of co-investment partnerships for certain equity management employees. Higher consulting, legal and accounting fees and higher occupancy and equipment costs, partially offset by the benefit of a $19 million reduction in reserves at PFPC, drove the increase in expenses for the third quarter of 2002 compared to the prior year quarter. The PFPC reserves were originally established in the fourth quarter of 2001 and are primarily related to a previously announced plan to consolidate selected facilities. The facilities strategy has been modified and certain originally contemplated relocations will no longer occur.

The efficiency ratio was 58% for the first nine months of 2002 and 2001, while the efficiency ratio for the third quarters of 2002 and 2001 was 59% and 58%, respectively. Average full-time equivalent employees totaled approximately 24,000 and 24,600 for the first nine months of 2002 and 2001, respectively. The decrease was mainly in Corporate Banking, PNC Advisors and Regional Community Banking.

CONSOLIDATED BALANCE SHEET REVIEW

STRATEGIC REPOSITIONING
As previously reported, PNC took several actions in 2001 to accelerate the strategic repositioning of its lending businesses that began in 1998. A total of $12.0 billion of credit exposure, including $6.2 billion of outstandings, were designated for exit or transferred to held for sale during 2001, of which $10.1 billion and $4.3 billion, respectively, related to the institutional lending portfolio. The remaining $1.9 billion of credit exposure and outstandings are related to PNC's vehicle leasing business that is being discontinued. At September 30, 2002, PNC's vehicle leasing business had $1.5 billion in assets that have been designated for exit and are expected to mature over a period of approximately five years with a weighted average remaining life of two years. See Critical Accounting Policies And Judgments in the Risk Factors section of this Financial Review for additional information regarding certain risks associated with executing these strategies.

Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are included in the Corporate Banking, PNC Real Estate Finance and PNC Business Credit sections of the Review of Businesses within this Financial Review. A rollforward of the institutional lending held for sale portfolio follows:

ROLLFORWARD OF INSTITUTIONAL LENDING HELD FOR SALE PORTFOLIO
In millions                        Credit Exposure Outstandings
---------------------------------------------------------------
January 1, 2002                             $4,958      $2,568
Additions                                      119         238
Sales                                       (2,015)     (1,191)
Payments and other exposure
  reductions                                (1,743)       (922)
Valuation adjustments, net                    (241)       (198)
---------------------------------------------------------------
  September 30, 2002                        $1,078        $495
===============================================================

During the third quarter and first nine months of 2002, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $17 million and $95 million, respectively. Details by business follow:

INSTITUTIONAL LENDING HELD FOR SALE ACTIVITY
Three months ended
September 30, 2002          Net gains on    Valuation
In millions                  liquidation  Adjustments     Total
---------------------------------------------------------------
Corporate Banking                     $68        $(47)      $21
PNC Real Estate Finance                 2          (2)
PNC Business Credit                     2          (6)       (4)
---------------------------------------------------------------
    Total                             $72        $(55)      $17
===============================================================

Nine months ended
September 30, 2002            Net gains on   Valuation
In millions                    liquidation Adjustments    Total
---------------------------------------------------------------
Corporate Banking                    $312       $(212)     $100
PNC Real Estate Finance                19         (13)        6
PNC Business Credit                     5         (16)      (11)
---------------------------------------------------------------
    Total                            $336       $(241)      $95
===============================================================


In addition to the actions taken regarding the institutional lending held for sale and exit portfolios, the Corporation also recorded charges in 2001 totaling $208 million in connection with other actions and additions to reserves. Reserves related to these actions totaled $134 million at September 30, 2002. The following table summarizes the third quarter and year-to-date 2002 changes to these reserves:

ROLLFORWARD OF OTHER RESERVES RELATED TO FOURTH QUARTER 2001 ACTIONS

                                              First       Third
                                               Half     Quarter        At
                        2001   Utilized        2002        2002  Sept. 30
In millions           Charge    in 2001    Activity    Activity      2002
-------------------------------------------------------------------------
Vehicle leasing         $135       $(11)        $(3)        $(2)     $119
Asset impairment
  and severance costs     37        (24)        (12)         (1)
Facilities
  consolidation and
  other charges           36                     (2)        (19)       15
-------------------------------------------------------------------------
    Total               $208       $(35)       $(17)       $(22)     $134
=========================================================================

The fourth quarter 2001 charge of $135 million in connection with the vehicle leasing business included exit costs and additions to reserves related to insured residual value exposures. At September 30, 2002, the related liability had been reduced to $119 million as a result of goodwill impairment of $11 million recorded in the fourth quarter of 2001 and a net $5 million reduction related to severance and contractual payments recorded in the first nine months of 2002 in connection with PNC's exit of this business.

The liability for asset impairment and severance costs was eliminated as of September 30, 2002 as a result of asset write-downs and severance benefits paid totaling $24 million in the fourth quarter of 2001 and $13 million of severance benefits paid in the first nine months of 2002.

In the fourth quarter of 2001, PFPC incurred $36 million of pretax charges primarily related to a plan to consolidate certain facilities. The charges primarily reflected costs related to exiting certain lease agreements and the abandonment of related leasehold improvements. During the third quarter of 2002, the Corporation recognized a $19 million reduction of these charges as the facilities strategy has been modified and certain originally contemplated relocations will no longer occur.

LOANS
Loans were $35.9 billion at September 30, 2002, a $2.1 billion decrease from year-end 2001 primarily due to the impact of residential mortgage loan prepayments and sales, transfers to held for sale and the managed reduction of institutional loans, which more than offset the impact in 2002 of the NBOC acquisition and growth in home equity loans.

DETAILS OF LOANS
                                   September 30    December 31
In millions                                2002           2001
---------------------------------------------------------------
Commercial
 Manufacturing                           $3,726         $3,352
 Retail/wholesale                         4,247          3,856
 Service providers                        1,986          2,136
 Real estate related                      1,554          1,720
 Financial services                       1,252          1,362
 Communications                             115            139
 Health care                                450            517
 Other                                    2,042          2,123
---------------------------------------------------------------
    Total commercial                     15,372         15,205
---------------------------------------------------------------
Commercial real estate
 Mortgage                                   516            592
 Real estate project                      1,958          1,780
---------------------------------------------------------------
    Total commercial real estate          2,474          2,372
---------------------------------------------------------------
Consumer
 Home equity                              7,905          7,016
 Automobile                                 540            773
 Other                                    1,283          1,375
---------------------------------------------------------------
    Total consumer                        9,728          9,164
---------------------------------------------------------------
Residential mortgage                      3,829          6,395
Lease financing
 Vehicle                                  1,676          2,201
 Equipment                                3,537          3,356
---------------------------------------------------------------
    Total lease financing                 5,213          5,557
---------------------------------------------------------------
Other                                       409            445
Unearned income                          (1,108)        (1,164)
---------------------------------------------------------------
    Total, net of unearned income       $35,917        $37,974
===============================================================

Loan portfolio composition continued to be diversified across PNC's footprint among numerous industries and types of businesses. At September 30, 2002, loans of $35.9 billion included $1.5 billion of vehicle leases, net of unearned income, and $25 million of commercial and commercial real estate loans that have been designated for exit.

NET UNFUNDED COMMITMENTS

                                    September 30   December 31
In millions                                 2002          2001
---------------------------------------------------------------
Commercial                               $21,263       $20,233
Commercial real estate                       850           711
Consumer                                   5,373         4,977
Lease financing                               60           146
Other                                        114           139
Designated for exit or held for sale       1,460         4,837
---------------------------------------------------------------
 Total                                   $29,120       $31,043
===============================================================

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commitments include loan commitments and liquidity facilities provided to Market Street. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.9 billion at September 30, 2002 and $7.1 billion at December 31, 2001.

Net outstanding letters of credit totaled $3.8 billion and $4.0 billion at September 30, 2002 and December 31, 2001, respectively, and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur.

LOANS HELD FOR SALE
Loans held for sale were $2.0 billion at September 30, 2002 compared with $4.2 billion at December 31, 2001. See Strategic Repositioning in this Financial Review for further information regarding details of the institutional lending held for sale portfolio. Approximately $110 million of loans held at September 30, 2002 by companies formed with AIG are classified in the consolidated financial statements as loans held for sale. Substantially all student loans are classified as loans held for sale.

DETAILS OF LOANS HELD FOR SALE
                                      September 30   December 31
In millions                                   2002          2001
----------------------------------------------------------------
Institutional lending repositioning
 Commercial
    Manufacturing                             $181          $810
    Communications                              60           690
    Service providers                           53           333
    Retail/wholesale                            26           114
    Financial services                          24            40
    Health care                                 23            73
    Real estate related                          7            30
    Other                                       65           223
----------------------------------------------------------------
      Total commercial                         439         2,313
----------------------------------------------------------------
 Commercial real estate                         56           248
 Lease financing                                               7
----------------------------------------------------------------
    Total institutional lending
      repositioning                            495         2,568
Student loans                                1,225         1,340
Other                                          269           281
----------------------------------------------------------------
      Total loans held for sale             $1,989        $4,189
================================================================

NONPERFORMING, PAST DUE AND POTENTIAL PROBLEM ASSETS
Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.


NONPERFORMING ASSETS BY TYPE
                                         September 30 December 31
Dollars in millions                              2002        2001
-----------------------------------------------------------------
Nonaccrual loans
   Commercial                                    $232        $188
   Commercial real estate                           5           4
   Consumer                                        12           3
   Residential mortgage                             5           5
   Lease financing                                 15          11
-----------------------------------------------------------------
    Total nonaccrual loans                        269         211
Troubled debt restructured loan                     2
-----------------------------------------------------------------
    Total nonperforming loans                     271         211
Nonperforming loans held for sale(a)              125         169
Foreclosed assets
   Commercial real estate                                       1
   Residential mortgage                             6           3
   Other                                            7           7
-----------------------------------------------------------------
    Total foreclosed assets                        13          11
-----------------------------------------------------------------
 Total nonperforming assets                      $409        $391
=================================================================
Nonperforming loans to total loans                .75%        .56%
Nonperforming assets to total loans,
 loans held for sale and foreclosed assets       1.08         .93
Nonperforming assets to total assets              .60         .56
=================================================================
(a) Includes a troubled debt restructured loan held for sale of $11 million and $6 million as of September 30, 2002 and December 31, 2001, respectively.

Of the total nonperforming loans at September 30, 2002, 56% are related to PNC Business Credit. These loans are to borrowers, many of which have weak credit risk ratings. As a result, these loans typically exhibit a higher risk of default and a greater proportion of such loans may be classified as nonperforming. The above table excludes nonperforming equity management assets carried at estimated fair value of $42 million and $18 million at September 30, 2002 and December 31, 2001, respectively, and included in other assets on the Consolidated Balance Sheet. Nonperforming equity management assets at September 30, 2002 include $13 million of troubled debt restructured assets.

The amount of nonperforming loans that were current as to principal and interest was $165 million at September 30, 2002 and $93 million at December 31, 2001. The amount of nonperforming loans held for sale that were current as to principal and interest was $70 million at September 30, 2002 and $8 million at December 31, 2001.

NONPERFORMING ASSETS BY BUSINESS

                                   September 30     December 31
In millions                                2002            2001
----------------------------------------------------------------
Regional Community Banking                  $65             $52
Corporate Banking                           158             220
PNC Real Estate Finance                       3               6
PNC Business Credit                         179             109
PNC Advisors                                  4               4
----------------------------------------------------------------
  Total nonperforming assets               $409            $391
================================================================

At September 30, 2002, Corporate Banking and PNC Business Credit had nonperforming loans held for sale of $99 million and $26 million, respectively, which are included in the preceding table.

CHANGE IN NONPERFORMING ASSETS
In millions                                  2002         2001
----------------------------------------------------------------
January 1                                    $391         $372
Transferred from accrual                      711          589
Returned to performing                        (27)         (14)
Principal reductions                         (310)        (159)
Asset sales                                  (145)         (25)
Charge-offs and valuation adjustments        (211)        (237)
----------------------------------------------------------------
   September 30                              $409         $526
================================================================

Credit quality was adversely affected for the first nine months of 2002 and continued weakness or further weakening of the economy, or other factors that affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods.

ACCRUING LOANS AND LOANS HELD FOR SALE PAST DUE 90 DAYS OR MORE

                                              Percent of Total
                               Amount           Outstandings
                      ------------------------------------------
Dollars in millions     Sept. 30   Dec. 31 Sept. 30     Dec 31
                            2002      2001     2002       2001
----------------------------------------------------------------
Commercial                   $32       $54     .21%        .36%
Commercial real estate         4        11     .16         .46
Consumer                      40        36     .41         .39
Residential mortgage          40        56    1.04         .88
Lease financing                1         2     .02         .05
-------------------------------------------
 Total loans                 117       159     .33         .42
Loans held for sale           14        33     .70         .79
-------------------------------------------
 Total loans and loans
 held for sale              $131      $192     .35%        .46%
================================================================

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months, totaled $231 million and $42 million, respectively, at September 30, 2002. Approximately one-fourth of these loans are in the PNC Business Credit portfolio and all of the loans held for sale relate to the institutional lending repositioning.

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

In addition to the allowance for credit losses, the Corporation maintains an allowance for unfunded loan commitments and letters of credit. This amount, reported as a liability on the Consolidated Balance Sheet, is determined using estimates of the probability of the ultimate funding and losses related to those credit exposures. The methodology used is similar to the methodology used for determining the adequacy of the allowance for credit losses.

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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                      September 30, 2002     December 31, 2001
                     --------------------------------------------
                                  Loans to              Loans to
Dollars in millions  Allowance Total Loans Allowance Total Loans
-----------------------------------------------------------------
Commercial                $500      42.8%       $392       40.0%
Commercial
  real estate               58       6.9          63        6.3
Consumer                    29      27.1          39       24.1
Residential mortgage        10      10.7           8       16.8
Other                       51      12.5          58       12.8
-----------------------------------------------------------------
Total                     $648      100%        $560       100%
=================================================================

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $111 million at September 30, 2002 and $143 million at December 31, 2001 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 17% of the total allowance and .31% of total loans at September 30, 2002, compared with 26% and .38%, respectively, at December 31, 2001.

The provision for credit losses for the first nine months of 2002 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of September 30, 2002 reflected changes in loan portfolio composition, the net impact of downsizing credit exposure, the impact of refinements to the Corporation's reserve methodology and changes in asset quality. The provision includes amounts for potential losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
In millions                                     2002       2001
-----------------------------------------------------------------
January 1                                       $560       $598
Charge-offs                                     (224)      (219)
Recoveries                                        36         29
-----------------------------------------------------------------
   Net charge-offs                              (188)      (190)
Provision for credit losses                      244        235
Acquired allowance (NBOC acquisition)             41
Net change in allowance for unfunded
     loan commitments and letters of credit       (9)        (5)
-----------------------------------------------------------------
   September 30                                 $648       $638
=================================================================

ROLLFORWARD OF ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
In millions                                    2002          2001
-----------------------------------------------------------------
January 1                                       $70           $77
Net change in allowance for unfunded
 loan commitments and letters of credit           9             5
-----------------------------------------------------------------
 September 30                                   $79           $82
=================================================================

The allowance for credit losses as a percent of nonperforming loans and total loans was 239% and 1.80%, respectively, at September 30, 2002 compared with 265% and 1.47%, respectively, at December 31, 2001. The decline in the allowance as a percent of nonperforming loans since December 31, 2001 resulted from increases in nonperforming loans at PNC Business Credit and in Corporate Banking related to a Market Street liquidity facility.

CHARGE-OFFS AND RECOVERIES
                                                          Percent
                                                               of
Nine months ended September 30                     Net    Average
Dollars in millions Charge-offs Recoveries Charge-offs      Loans
-----------------------------------------------------------------
2002
Commercial                 $167       $23        $144      1.20%
Commercial real estate        2                     2       .11
Consumer                     30        11          19       .27
Residential mortgage          5         1           4       .11
Lease financing              20         1          19       .60
------------------------------------------------------
   Total                   $224       $36        $188       .67
=================================================================
2001
Commercial                 $165       $13        $152      1.01%
Commercial real estate        6         1           5       .26
Consumer                     31        13          18       .26
Residential mortgage          1                     1       .01
Lease financing              16         2          14       .45
------------------------------------------------------
   Total                   $219       $29        $190       .55
=================================================================

CREDIT-RELATED INSTRUMENTS

CREDIT DEFAULT SWAPS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At September 30, 2002, credit default swaps with $168 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial Derivatives section of this Financial Review. Net gains realized in connection with credit default swaps totaled $409,000 for the third quarter of 2002 and $570,000 for the first nine months of 2002. There were no gains or losses in the first nine months of the prior year.

INTEREST RATE DERIVATIVE RISK PARTICIPATION AGREEMENTS
The Corporation enters into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. These agreements are considered to be financial guarantees and therefore are not included in the Financial Derivatives section of this Financial Review. Risk participation agreements executed by the Corporation to mitigate credit risk had a total notional value of $45 million at September 30, 2002. Additionally, risk participation agreements entered into in which the Corporation assumed credit exposure had a total notional value of $81 million at September 30, 2002.


SECURITIES
Total securities were $12.5 billion and represented 19% of total assets at September 30, 2002 compared with $13.9 billion and 20%, respectively, at December 31, 2001. The decreases were primarily due to net sales of mortgage-backed and asset-backed securities during 2002.

At September 30, 2002, the securities available for sale balance included a net unrealized gain of $272 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income. The expected weighted-average life of securities available for sale was 2 years and 6 months at September 30, 2002 compared with 4 years at December 31, 2001.

Securities designated as held to maturity are carried at amortized cost and are assets of companies formed with AIG that are consolidated in PNC's financial statements. The expected weighted-average life of securities held to maturity was 20 years and 3 months at September 30, 2002 compared with 18 years and 11 months at December 31, 2001.

DETAILS OF SECURITIES
                                            Amortized       Fair
In millions                                      Cost      Value
-----------------------------------------------------------------
SEPTEMBER 30, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $839       $849
   Mortgage-backed                              8,511      8,695
   Asset-backed                                 1,946      2,026
   State and municipal                             60         67
   Other debt                                      57         60
Corporate stocks and other                        509        497
-----------------------------------------------------------------
   Total securities available for sale        $11,922    $12,194
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $271       $315
   Asset-backed                                     8          8
   Other debt                                      63         63
-----------------------------------------------------------------
   Total securities held to maturity             $342       $386
=================================================================
December 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $808       $807
   Mortgage-backed                              9,669      9,578
   Asset-backed                                 2,799      2,776
   State and municipal                             62         64
   Other debt                                      75         75
Corporate stocks and other                        264        245
-----------------------------------------------------------------
   Total securities available for sale        $13,677    $13,545
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $260       $257
   Asset-backed                                     8          8
   Other debt                                      95         95
-----------------------------------------------------------------
   Total securities held to maturity             $363       $360
=================================================================

Included in securities available for sale are certain investments in collateralized bond obligations held by BlackRock. Based on an assessment as of November 13, 2002, BlackRock management believes that some level of impairment against these assets will need to be recorded in the fourth quarter of 2002, with preliminary evaluations indicating that impairment charges could approximate $3 million to $4 million. The charge would be recorded in noninterest income.

EQUITY MANAGEMENT ACTIVITIES
At September 30, 2002, equity management investments carried at estimated fair value totaled approximately $566 million. Approximately 55% of the amount is invested directly in a variety of companies and approximately 45% is invested in various limited partnerships. Equity management funding commitments totaled $179 million at September 30, 2002. The valuation of equity management assets is subject to the performance of the underlying companies as well as market conditions and may be volatile. There is a time lag in the Corporation's receipt of financial information that is the primary basis for the valuation of the limited partnership interests. Consequently, PNC will recognize in the fourth quarter of 2002 valuation changes related to limited partnership investments that reflect the impact of third quarter 2002 market conditions and performance of the underlying companies. The Corporation continues to make equity management investments on a limited basis and to manage private equity investments for others. As described in the Corporation's July 18, 2002 Current Report on Form 8-K ("July 18, 2002 8-K"), such activities are subject to limitation as a result of bank regulatory, supervisory and examination activities and may have to be curtailed if the Corporation is not successful in satisfying relevant regulatory requirements.

FUNDING SOURCES
Total funding sources were $54.9 billion at September 30, 2002 and $59.4 billion at December 31, 2001 and were comprised of the following:

DETAILS OF FUNDING SOURCES
                                        September 30 December 31
In millions                                     2002        2001
-----------------------------------------------------------------
Deposits
   Demand and money market                   $32,124     $32,589
   Savings                                     2,024       1,942
   Retail certificates of deposit             10,197      10,727
   Other time                                    315         472
   Deposits in foreign offices                   300       1,574
-----------------------------------------------------------------
     Total deposits                           44,960      47,304
-----------------------------------------------------------------
Borrowed funds
   Federal funds purchased                        35         167
   Repurchase agreements                         988         954
   Bank notes and senior debt                  4,962       6,362
   Federal Home Loan Bank borrowings           1,270       2,047
   Subordinated debt                           2,423       2,298
   Other borrowed funds                          269         262
-----------------------------------------------------------------
     Total borrowed funds                      9,947      12,090
-----------------------------------------------------------------
   Total                                     $54,907     $59,394
=================================================================


LIQUIDITY
Liquid assets consist of short-term investments and securities available for sale. At September 30, 2002, such assets totaled $17 billion, with $7.9 billion pledged as collateral for borrowings, trust and other commitments. Secured advances from the Federal Home Loan Bank, of which PNC Bank, PNC's principal bank subsidiary, is a member, are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At September 30, 2002, total borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $9.7 billion. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

Liquidity for the parent company and subsidiaries is generated through the issuance of securities in public or private markets and lines of credit. At September 30, 2002, the Corporation had unused capacity under effective shelf registration statements of approximately $3.3 billion of debt or equity securities and $400 million of trust preferred capital securities. The Corporation had an unused line of credit of $460 million at September 30, 2002.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank. PNC Bank's dividend level may be impacted by its capital needs, supervisory policies, corporate policies, contractual restrictions and other factors. Also, there are legal limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by all bank subsidiaries without prior regulatory approval was approximately $365 million at September 30, 2002.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of September 30, 2002, the parent company had approximately $665 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. Management believes the parent company has sufficient liquidity available to meet current obligations to its debt holders, vendors, and others and to pay dividends at current rates through 2002.

CAPITAL
The access to and cost of funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the ability to repurchase stock, the level of deposit insurance costs, and the level and nature of regulatory oversight depend on, in part, a financial institution's capital strength. At September 30, 2002, each banking subsidiary of the Corporation was considered "well capitalized" based on regulatory capital ratio requirements.

RISK-BASED CAPITAL
                                        September 30 December 31
Dollars in millions                             2002        2001
------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                  $6,707       $5,813
     Preferred                                   10           10
   Trust preferred capital securities           848          848
   Minority interest                            218          134
   Goodwill and other intangibles            (2,450)      (2,174)
   Net unrealized securities (gains)
     losses                                    (177)          86
   Net unrealized gains on cash flow
     hedge derivatives                         (143)         (98)
   Nonfinancial equity investments              (36)
   Other, net                                   (25)         (20)
------------------------------------------------------------------
     Tier I risk-based capital                4,952        4,599
   Subordinated debt                          1,351        1,616
   Minority interest                             36           36
   Eligible allowance for credit losses         708          707
------------------------------------------------------------------
   Total risk-based capital                  $7,047       $6,958
==================================================================
Assets
   Risk-weighted assets and
     off-balance-sheet instruments,
     and market risk equivalent assets      $56,568      $58,958
   Average tangible assets                   63,239       67,604
==================================================================
Capital ratios
   Tier I risk-based                           8.8%         7.8%
   Total risk-based                           12.5         11.8
   Leverage                                    7.8          6.8
==================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

On January 3, 2002 the Board of Directors authorized the Corporation to purchase up to 35 million shares of its common stock through February 29, 2004. These shares may be purchased in the open market or privately negotiated transactions. This authorization terminated any prior authorization. During the first nine months of 2002, PNC repurchased 320,000 shares of its common stock under this program. The extent and timing of any further share repurchases will depend on a number of factors including, among others, progress in disposing of loans held for sale, regulatory capital considerations, alternative uses of capital and receipt of regulatory approvals if then required. The Corporation does not currently intend to repurchase additional shares through the remainder of 2002 under this program.

RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below, in the Consolidated Balance Sheet Review, Risk Management and Forward-Looking Statements sections of this Financial Review and elsewhere in this report. The Business section of the 2001 Form 10-K describes a number of risks applicable to the Corporation, including: business and economic conditions, supervision and regulation, monetary and other policies, competition, disintermediation, asset management performance, fund servicing, acquisitions and terrorist activities. Reference is made to the 2001 Form 10-K as supplemented by the July 18, 2002 8-K for a detailed description of these risks which continue to have the potential to impact the Corporation's business, financial condition and results of operations, including, among others, the risk of international hostilities.

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

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $500 million or 77% of the total allowance for credit losses at September 30, 2002 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

LOANS HELD FOR SALE
Loans are classified as held for sale based on management's intent to sell them. At the initial transfer date of a loan from portfolio to held for sale, any lower of cost or market ("LOCOM") adjustment is recorded as a charge-off. This results in a new cost basis. Any subsequent adjustment as a result of the LOCOM analysis is recognized as a valuation adjustment with changes included in noninterest income. Although the market value for certain held for sale assets may be readily obtainable, other assets require significant judgments by management as to the value that could be realized at the balance sheet date. These assumptions include, but are not limited to, the cash flows generated from the asset, the timing of a sale, the value of any collateral, the market conditions for the particular credit, overall investor demand for these assets and the determination of a proper discount rate. Changes in market conditions and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods.

EQUITY MANAGEMENT ASSET VALUATION
Equity management assets are valued at each balance sheet date based on primarily either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value of the investments. Changes in the value of equity management investments are reflected in the Corporation's results of operations. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments.

Market conditions and actual performance of the companies invested in could differ from these assumptions and from the assumptions made by the general partners, respectively, resulting in lower valuations that could adversely impact earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
See Note 4 Goodwill And Other Intangible Assets in the Notes to Consolidated Financial Statements for further information on PNC's adoption of SFAS No. 142 effective January 1, 2002.

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

Total goodwill was $2.3 billion and other intangible assets, net of accumulated amortization, totaled $337 million at September 30, 2002.

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

PNC has risk management processes designed to provide for risk identification, measurement and monitoring. PNC has taken a number of actions to enhance these processes, including centralization of the risk management function, ongoing development of an enterprise-wide risk profile and the addition of key risk management positions. The Corporation has recently announced several management appointments, as described below, to enhance the Corporation's risk management structure.

 As previously reported, in April 2002 the Corporation created a new position, Chief Risk Officer. The Chief Risk Officer directs credit policy, balance sheet risk management and operational risk management, with the aim to help PNC sharpen its strategic focus and integrated coordination of all risk management activities throughout the Corporation. The Corporation's General Auditor reports directly to the Audit Committee of the Board of Directors and receives administrative support from the Chief Risk Officer.

In July 2002, the Corporation announced the appointment of a Chief Regulatory Officer effective August 1, 2002. The Chief Regulatory Officer, a newly-created position, is responsible for the management of all issues related to PNC's regulatory affairs and compliance.

In September 2002, PNC announced the appointment of a Chief Compliance Officer, effective October 1, 2002 and subject to regulatory approval. The Chief Compliance Officer reports to the Chief Regulatory Officer and is responsible for corporate compliance risk management strategies, policies and program development across all PNC business units, including PNC Bank. This will include development of a centralized compliance risk management framework and architecture while maintaining the principle of business accountability, working with regulatory agencies on compliance matters, and implementing compliance awareness programs and training.

In October 2002, PNC announced the appointment of a new Vice Chairman, pending regulatory approval. This Vice Chairman will report to PNC's Chairman and Chief Executive Officer and have broad administrative responsibilities and responsibilities for assisting the Corporation in implementing corporate governance enhancements. Reference is made to Regulatory Matters in this Financial Review for additional information.

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


At September 30, 2002, the Corporation was within these Board-approved policy limits. In the current rate environment, management's actions have focused on attempting to reduce the effects of modest interest rate declines and on the effects of higher interest rates on the Corporation's net interest income and economic value of equity.

The following table sets forth the sensitivity results for the quarters ended September 30, 2002 and 2001.

INTEREST SENSITIVITY ANALYSIS
                                       September 30 September 30
                                               2002         2001
-----------------------------------------------------------------
NET INTEREST INCOME SENSITIVITY SIMULATION
   Effect on net interest income from
     gradual interest rate change over
     following 12 months of:
     100 basis point increase                  0.3 %      (0.3)%
     100 basis point decrease                 (2.7)%      (1.8)%
ECONOMIC VALUE OF EQUITY SENSITIVITY MODEL
   Effect on value of on-and off-balance-sheet
     positions as a percentage of assets from
     instantaneous change in interest rates of:
     200 basis point increase                 (1.0)%      (1.3)%
     200 basis point decrease                 (0.1)%       0.2%
KEY PERIOD-END INTEREST RATES
   One month LIBOR                            1.81%        2.63%
   Three-year swap                            2.56%        3.92%
=================================================================

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies. Net trading income was $78 million for the first nine months of 2002 compared with $118 million for the first nine months of 2001. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

Risk associated with trading, capital markets and foreign exchange activities is managed using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential loss due to a two standard deviation, one-day move in interest rates. The combined period-end value-at-risk of all trading operations using this measurement was estimated as less than $500 thousand at September 30, 2002.

OPERATIONAL RISK
The Corporation is exposed to a variety of operational risks that can affect each of its business activities, particularly those involving processing and servicing. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events such as the September 11th terrorist attacks. The risk of loss also includes losses that may arise from the potential legal actions that could result from operational deficiencies or noncompliance with contracts, laws or regulations.

PNC monitors and evaluates operational risk on an ongoing basis through systems of internal control, formal Corporate-wide policies and procedures, and an internal audit function.

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



The following table sets forth changes, during the first nine months of 2002, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133.

FINANCIAL DERIVATIVES ACTIVITY
                                                                                                                    Weighted-
                                      December 31                                             September 30            Average
Dollars in millions                          2001      Additions     Maturities  Terminations         2002           Maturity
------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                         $6,748         $2,500       $(1,250)      $(2,600)       $5,398       3 yrs. 6 mos.
     Pay fixed                                107                                        (25)           82       4 yrs.
     Basis swaps                               87                                        (75)           12       5 yrs. 1 mo.
   Interest rate caps                          25                                         (6)           19       4 yrs. 6 mos.
   Interest rate floors                         7                                                        7       2 yrs. 6 mos.
   Futures contracts                          398            166                        (345)          219              8 mos.
---------------------------------------------------- ------------ -------------- ------------- -------------
     Total interest rate risk
       management                           7,372          2,666        (1,250)       (3,051)        5,737
---------------------------------------------------- ------------ -------------- ------------- -------------
Commercial mortgage banking risk
  management
   Interest rate swaps                        105            556                        (427)          234      10 yrs. 3 mos.
   Total rate of return swaps                 150            200          (275)                         75              2 mos.
---------------------------------------------------- ------------ -------------- ------------- -------------
     Total commercial mortgage
       banking risk management                255            756          (275)         (427)          309
---------------------------------------------------- ------------ -------------- ------------- -------------
   Total                                   $7,627         $3,422       $(1,525)      $(3,478)       $6,046
==============================================================================================================================

The following tables set forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133 at September 30, 2002 and December 31, 2001. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.


FINANCIAL DERIVATIVES - 2002

                                                                                                   Weighted-Average Interest Rates
                                                                            Notional               -------------------------------
September 30, 2002 - dollars in millions                                       Value    Fair Value      Paid        Received
----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps(a)
      Receive fixed designated to loans                                       $2,985          $158       2.24%           4.31%
      Pay fixed designated to loans                                               82           (10)      6.07            2.93
      Basis swaps designated to loans                                             12                     3.30            6.12
    Interest rate caps designated to loans(b)                                     19                      NM              NM
    Interest rate floors designated to loans(c)                                    7                      NM              NM
    Futures contracts designated to loans                                        219                      NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                            3,324           148
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps(a)
      Receive fixed designated to borrowed funds                               2,413           334       3.26            5.94
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                        2,413           334
---------------------------------------------------------------------------------------------------
    Total interest rate risk management                                        5,737           482
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale(a)              234           (18)      5.09            4.36
 Pay total rate of return swaps designated to loans held for sale(a)              75            (4)      5.50            1.32
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                            309           (22)
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                   $6,046          $460
==================================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 57% were based on 1-month LIBOR and 43% on 3-month LIBOR.
(b) Interest rate caps with notional values of $15 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.40%. In addition, interest rate caps with notional values of $4 million require the counterparty to pay the excess, if any, of Prime over a weighted-average strike of 5.03%. At September 30, 2002, 3-month LIBOR was 1.79% and Prime was 4.75%.
(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. In addition, interest rate floors with notional values of $2 million require the counterparty to pay the excess, if any, of the weighted-average strike of 7.25% over Prime. At September 30, 2002, 3-month LIBOR was 1.79% and Prime was 4.75%.
     NM- Not meaningful

FINANCIAL DERIVATIVES - 2001

                                                                                                  Weighted-Average Interest Rates
                                                                          Notional                -------------------------------
December 31, 2001 - dollars in millions                                      Value      Fair Value      Paid         Received
---------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps(a)
      Receive fixed designated to loans                                     $4,335            $132       3.35%           5.23%
      Pay fixed designated to loans                                            107              (5)      5.88            4.66
      Basis swaps designated to loans                                           87                       5.49            5.42
    Interest rate caps designated to loans(b)                                   25                        NM              NM
    Interest rate floors designated to loans(c)                                  7                        NM              NM
    Futures contracts designated to loans                                      398                        NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                          4,959             127
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps(a)
      Receive fixed designated to borrowed funds                             2,413             135       5.20            5.94
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                      2,413             135
---------------------------------------------------------------------------------------------------
    Total interest rate risk management                                      7,372             262
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale(a)            105               1       5.52            5.82
 Pay total rate of return swaps designated to loans held for sale(a)           150                       5.89            1.39
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                          255               1
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                 $7,627            $263
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

OTHER DERIVATIVES
Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, primarily consisting of interest rate floors and caps and basis swaps. Other noninterest income for the first nine months of 2002 included approximately $7 million of net gains related to the derivatives held for risk management purposes not designated as accounting hedges.


OTHER DERIVATIVES

                                                                         At September 30, 2002
                                               --------------------------------------------------------------------
                                                                         Positive        Negative                        Average
                                                        Notional             Fair            Fair        Net Asset          Fair
In millions                                                Value            Value           Value      (Liability)      Value(a)
---------------------------------------------------------------------------------------------------------------------------------
Customer-related
Interest rate
  Swaps                                                  $22,751             $599          $(620)            $(21)         $(18)
  Caps/floors
    Sold                                                   2,337                             (36)             (36)          (34)
    Purchased                                              2,024               28                              28            27
Foreign exchange                                           3,714               48            (43)               5             4
Other                                                      4,836               90            (71)              19            13
---------------------------------------------------------------------------------------------------------------------------------
 Total customer-related                                   35,662              765           (770)              (5)           (8)
=================================================================================================================================
Other risk management and proprietary
Interest rate
Basis swaps                                                2,225                5                               5             6
Caps/floors
  Sold                                                                                                                       (9)
  Purchased                                                                                                                   9
Other                                                        419                7             (1)               6             6
---------------------------------------------------------------------------------------------------------------------------------
 Total other risk management and proprietary               2,644               12             (1)              11            12
---------------------------------------------------------------------------------------------------------------------------------
    Total other derivatives                              $38,306             $777          $(771)              $6            $4
=================================================================================================================================

(a) Represents average for nine months ended September 30, 2002.


"OFF-BALANCE-SHEET" ACTIVITIES
As previously reported, PNC has reputational, legal, operational and fiduciary risks in virtually every area of its business, many of which are not reflected in assets and liabilities recorded on the balance sheet, and some of which are conducted through limited purpose entities known as "special purpose entities." These activities are part of the banking business and would be found in most larger financial institutions with the size and activities of PNC. Most of these involve financial products distributed to customers, trust and custody services, and servicing, processing and funds transfer services, and the amounts involved can be quite large in relation to the Corporation's assets, equity and earnings. The primary accounting followed by PNC for these activities is to reflect the earned income, operating expenses and any receivables or liabilities for transaction settlements. See "Off-Balance-Sheet Activities" in the Risk Management section of the Financial Review included in the 2001 Form 10-K for further information.

The accounting for special purpose entities is currently under review by the Financial Accounting Standards Board. An exposure draft has been issued and the conditions for consolidation or non-consolidation of such entities could change. See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements for additional information.


MARKET STREET
Market Street is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase or making of loans secured by interests primarily in pools of receivables acquired from U.S. corporations unaffiliated with PNC that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $4.2 billion at September 30, 2002 compared with $5.2 billion at December 31, 2001. The accounting rules for these types of entities are currently under review. See
Note 1 Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and participates with other banks in providing liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a revolving credit facility with a five year term expiring December 31, 2004. At September 30, 2002, approximately $133 million was outstanding on this facility compared with $166 million at December 31, 2001. An additional $397 million was provided by a major insurer. Also at September 30, 2002,

Market Street had liquidity facilities supporting individual pools of receivables totaling $6.0 billion, of which $4.8 billion are provided by PNC Bank. The comparable amounts at December 31, 2001 were $7.0 billion and $5.8 billion, respectively. Credit exposure related to PNC's liquidity facilities provided to Market Street is included in net unfunded commitments as described in Loans in the Consolidated Balance Sheet Review section of this Financial Review.

As Market Street's program administrator, PNC received fees of $10.7 million for the nine months ended September 30, 2002. Commitment fees related to PNC's portion of the liquidity facilities amounted to $6.3 million for the first nine months of 2002.

As previously reported, during the second quarter of 2002 the Corporation funded approximately $63 million resulting from a draw on a liquidity facility with Market Street. This loan was classified as a nonperforming asset at June 30, 2002. During the third quarter of 2002, the Corporation charged off $43 million of this amount against the allowance for credit losses. PNC is a beneficiary under an insurance policy that provides protection against losses related to the underlying collateral of student vocational loans. PNC is in litigation with the insurance carrier regarding the policy covering these losses. Management continues to vigorously pursue this claim and believes PNC is entitled to payment under the policy. The potential exposure related to this liquidity draw without reference to the insurance coverage was considered in determining the allocation of reserves within the allowance for credit losses at September 30, 2002.

REGULATORY MATTERS
As previously reported, in July 2002 the Corporation announced that it had reached a resolution with the SEC concerning the previously disclosed SEC inquiry into the transfer of certain PNC assets to companies formed with AIG in 2001. PNC consented to an SEC cease-and-desist order to settle the matter and neither admitted nor denied the SEC's findings. PNC also announced in July 2002 that it had entered into an agreement with the Federal Reserve, and that PNC Bank, PNC's principal bank subsidiary, had entered into an agreement with the OCC. These agreements address such issues as risk, management and financial controls, and followed the conclusion of scheduled regulatory examinations. The Corporation has incurred, and may continue to incur, additional operating costs in connection with its compliance with these agreements including, among others, incremental staff, continued higher legal and consulting expenses, and higher deposit insurance premiums. Also, the conduct of existing merchant banking, securities underwriting and dealing, and insurance activities is subject to limitation as a result of bank regulatory, supervisory and examination activities. Reference is made to the July 18, 2002 8-K for additional information regarding these matters. Also, see PNC Real Estate Finance and Equity Management Activities in this Financial Review for further information.

As required by the Corporation's agreement with the Federal Reserve, during the third quarter of 2002 the Corporation's Board of Directors engaged an independent consultant approved by the Federal Reserve to conduct a review of, among other things, the structure, functions and performance of PNC's management and the Board of Directors oversight of management activities (the "Corporate Review") and to prepare a written report that includes findings, conclusions, and written descriptions of any management or operational changes recommended as a result of the Corporate Review. This confidential written report was provided to the Corporation's Board of Directors and the Federal Reserve in October 2002.

The Corporation believes that it has made substantial progress to date in enhancing its risk management and governance practices and improving its regulatory relations, while addressing the various requirements set forth in its written agreements with the Federal Reserve and the OCC. There can be no assurance, however, as to the precise timing for determining that all required corrective actions have been taken by the Corporation to the appropriate satisfaction of the Federal Reserve and OCC. The Board of Directors of the Corporation has recently reaffirmed its confidence going forward in the new senior management team assembled and led by Chairman and Chief Executive James
E. Rohr. This team includes a number of new senior level executives recruited over the past several months. The Board and senior management team are committed to the goal of establishing the Corporation as an industry leader in the areas of governance, corporate conduct, risk management and regulatory relations and to meeting all of the Corporation's commitments to its regulators. While the Corporation believes that substantial progress has been made in this pursuit to date, the Corporation also recognizes that this remains an important ongoing effort requiring dedication and a commitment of resources at all levels of the institution.

STATUS OF DEFINED BENEFIT PENSION PLAN
As described in Note 21 to the Consolidated Financial Statements included in the 2001 Form 10-K, the Corporation has a noncontributory, qualified defined benefit pension plan ("pension plan") covering most employees. Contributions to the pension plan are actuarially determined with assets transferred to a trust to fund benefits payable to plan participants. On an annual basis, management reviews the actuarial assumptions related to the pension plan, including the discount rate, rate of compensation increase and the expected return on plan assets.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the Corporation may be required to eliminate any prepaid pension asset and recognize a minimum pension liability if the accumulated benefit obligation exceeds the fair value of plan assets at year end. The corresponding charge would be recognized as a component of other comprehensive income and reduce total shareholders' equity, but would not impact net income.

The funded status of the pension plan obligation has been adversely affected by declines in the equity markets and the continued low interest rate environment during the first nine months of 2002. While management currently believes the recognition of a minimum pension liability at December 31, 2002 is remote, the final determination will depend on returns realized on the trust assets during the fourth quarter of 2002, the discount rate used to value the pension obligations and the level of additional pension contributions made during the fourth quarter. If the recognition of a minimum pension liability is required, the amount would be significant.

In addition, the Corporation expects 2003 pension plan expense to increase significantly to within a range of approximately $50 million to $70 million assuming no significant improvement in the equity markets during the fourth quarter of 2002. Pension expense is estimated to be approximately $17 million for full year 2002.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES
As of October 31, 2002, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of October 31, 2002.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002, the date as of which the most recent evaluation of such internal controls was performed.

STOCK-BASED COMPENSATION
PNC will expense stock-based compensation using the fair value-based method, beginning with grants made in 2003. Assuming recurring stock option grants of similar size and value to those expected to be made during 2002, this impact is currently estimated to be approximately 5 cents per share for the year ending December 31, 2003. The annual impact is expected to increase over the next three years under the transitional guidance currently provided by SFAS No. 123, "Accounting for Stock-Based Compensation." When fully implemented, the current expected impact is a reduction of approximately 3 percent to earnings per share.

The Financial Accounting Standards Board recently issued an exposure draft of proposed amendments to the disclosure and transition provisions of SFAS No. 123; as a result, PNC's implementation of SFAS No. 123 may change in order to conform to any final pronouncement.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 5 Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements for a summary of recently issued accounting pronouncements and their applicability to the Corporation.

BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN
In October 2002, BlackRock adopted a new long-term retention and incentive program for key employees. The program permits BlackRock to grant up to 3.5 million stock options at market, subject to vesting at December 31, 2006, and up to $240 million in deferred compensation awards (the "Compensation Awards"), with payment subject to the achievement of certain performance hurdles no later than March 2007. Initially, BlackRock expects to award 3.36 million stock options and $130 million in Compensation Awards to more than 100 senior professionals. The remainder of the program will be reserved for grants over the next two years to professionals who exhibit leadership qualities and demonstrate the potential to make significant contributions to BlackRock over time. If the performance hurdles are achieved, up to $200 million of the Compensation Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to program participants, less withholding. In addition, distributed shares to program participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the Compensation Awards with up to $40 million in cash.

The Awards will vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of BlackRock's common stock is at least $65 per share. If that performance hurdle is not achieved, the Compensation Committee of the Board of Directors of BlackRock may, in its sole discretion, vest a portion of the Compensation Awards if BlackRock realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and BlackRock's publicly-traded stock performs in the top half of its peer group during that time.

There will be no expense recognition associated with the Compensation Awards unless vesting occurs or a partial vesting determination by the BlackRock Compensation Committee is considered probable and estimable. Once this determination is made, BlackRock will record compensation expense for the pro rata portion of the Compensation Awards earned to date. Compensation expense for the remaining Compensation Awards will be recognized by BlackRock ratably through March 31, 2007. In addition, at the time that the BlackRock common stock portion of the Compensation Awards is distributed, BlackRock will record an increase in stockholders' equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC. There will be no change in BlackRock's fully diluted shares upon vesting of the Compensation Awards because shares surrendered by PNC to fund the Compensation Awards are already issued and outstanding.

The terms of the program are subject to regulatory approval and to approval by BlackRock's stockholders at their next annual meeting in May 2003.

In connection with the adoption of the program, BlackRock and PNC have amended the BlackRock Initial Public Offering Agreement, which provides that, subject to certain notice requirements and evaluation and cure periods, PNC must deposit its shares of stock of BlackRock into a voting trust and refrain from soliciting proxies from holders of outstanding BlackRock capital securities if, within twelve months following a change of control of PNC or a change of control of BlackRock (as defined in the amended agreement), a majority of BlackRock's independent directors determine that such change of control has a material adverse effect on BlackRock and that adverse effect is not cured within a further three month period. Following the deposit of PNC's shares into a voting trust, PNC must, subject to the terms and conditions of the amended agreement, take one of the following three courses of action: (i) within two years, dispose of its ownership interest in BlackRock voting stock, such that neither PNC nor its affiliates is the beneficial owner of more than 4.9% of any class of voting stock of BlackRock (and any shares of class B common stock deposited by PNC into the voting trust will be converted to class A common stock upon the election of this option (i)); (ii) proceed as expeditiously as is commercially reasonable to purchase all the outstanding BlackRock capital securities not held by PNC or its affiliates at the applicable Change of Control Price (which is defined in the amended agreement); or (iii) proceed as expeditiously as is commercially reasonable to sell its ownership interest in BlackRock capital securities, such that neither PNC nor its affiliates is the beneficial owner of more than 4.9% of any class of voting stock of BlackRock, to a third party in a transaction in which such third party offers to purchase all the outstanding shares not held by PNC or its affiliates at a price per share not less than the price per share offered to PNC. If PNC takes action under (ii) or (iii) above, all awards under the program will vest and be immediately payable and all stock options granted under BlackRock's 1999 Stock Award and Incentive Plan will vest and be exercisable.

BlackRock and PNC have also further amended BlackRock's Amended and Restated Stockholders Agreement with PNC, which provides, among other things, for rights of first refusal before shares of BlackRock class B common stock may be transferred. The amendment provides that nothing contained in the agreement will be deemed to prohibit PNC or its affiliates from effecting a distribution (including, but not limited to, a spin-off or a split-off) of its BlackRock common stock to the public shareholders of PNC if PNC should decide to do so.

FORWARD LOOKING STATEMENTS

This report and other statements made by the Corporation may contain forward-looking statements with respect to the Corporation's outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies, expectations and the impact of legal, regulatory and supervisory matters on the Corporation's business operations and performance. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "position," "poised," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

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

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in: a deterioration in credit quality and increased credit losses and increased funding of unfunded loan commitments and letters of credit; an adverse effect on the allowance for credit losses; a reduction in demand for credit or fee-based products and services; a reduction in net interest income, value of assets under management and assets serviced, value of private equity investments and of other debt and equity investments, value of loans held for sale or value of other on-balance-sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

(2) relative and absolute investment performance of assets under management;

(3) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, the timing and pricing of any sales of loans held for sale, and PNC's inability to realize cost savings or revenue enhancements, or implement integration plans relating to or resulting from mergers, acquisitions, restructurings and divestitures;

(4) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;

(5) the impact of increased competition;

(6) how PNC chooses to redeploy available capital;

(7) the inability to manage risks inherent in PNC's business;

(8) the resolution of legal proceedings involving closing date adjustments related to the sale of the residential mortgage banking business;

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

(11) an increase in the number of customer or counterparty delinquencies, bankruptcies or defaults that could result in, among other things, increased credit and asset quality risk, a higher provision for credit losses and reduced profitability;

(12) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;

(13) actions of the Federal Reserve Board;

(14) the impact of legislative and regulatory reforms;

(15) the impact of the regulatory examination process, the Corporation's failure to satisfy the requirements of written agreements with regulatory agencies, including the impact of limiting or curtailing equity management investments, and regulators' future use of supervisory and enforcement tools, and

(16) terrorist activities or other hostilities, including the situation surrounding Iraq, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

Factors relating to interest rate risk, financial and other derivatives, and regulatory matters are discussed in the Risk Management section of this Financial Review. Other risk factors are described in the Risk Factors section and elsewhere in this report.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                              Three months ended September 30      Nine months ended September 30
                                                              -------------------------------      -------------------------------
In millions, except per share data
Unaudited                                                             2002           2001                  2002           2001
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $567            $776               $1,754         $2,596
Securities                                                             140             155                  466            454
Loans held for sale                                                     24              24                  117             92
Other                                                                   38              29                   94             93
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                               769             984                2,431          3,235
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               162             280                  510          1,011
Borrowed funds                                                          79             139                  248            540
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              241             419                  758          1,551
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 528             565                1,673          1,684
Provision for credit losses                                             73             110                  244            235
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                455             455                1,429          1,449
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       200             208                  651            645
Fund servicing                                                         180             195                  578            585
Service charges on deposits                                             57              56                  166            160
Brokerage                                                               41              54                  151            163
Consumer services                                                       62              58                  178            171
Corporate services                                                     108              (3)                 375            149
Equity management                                                      (22)            (13)                 (37)           (82)
Net securities gains                                                    68              88                   88            134
Other                                                                   64              77                  237            243
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            758             720                2,387          2,168
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          422             419                1,293          1,258
Net occupancy                                                           64              55                  181            162
Equipment                                                               68              64                  203            181
Marketing                                                               14              13                   40             38
Distributions on capital securities                                     15              15                   44             48
Other                                                                  194             225                  631            679
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           777             791                2,392          2,366
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before minority interest
   and income taxes                                                    436             384                1,424          1,251
Minority interest in income of consolidated entities                     4               9                   26             25
Income taxes                                                           147             128                  476            419
----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                   285             247                  922            807
Income from discontinued operations (less applicable income
   taxes of $0)                                                                                                              5
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                   285             247                  922            812
Cumulative effect of accounting change (less applicable
   income tax benefit of $2)                                                                                                (5)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $285            $247                 $922           $807
==================================================================================================================================
EARNINGS PER COMMON SHARE
Continuing operations and net income
Basic                                                                $1.00           $.85                $3.25           $2.76
Diluted                                                              $1.00           $.84                $3.23           $2.73

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                  284             286                 283             288
Diluted                                                                285             289                 285             291
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value                                                          September 30           December 31
Unaudited                                                                                      2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $3,403                $4,327
Short-term investments                                                                        4,765                 1,335
Loans held for sale                                                                           1,989                 4,189
Securities                                                                                   12,536                13,908
Loans, net of unearned income of $1,108 and $1,164                                           35,917                37,974
   Allowance for credit losses                                                                 (648)                 (560)
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 35,269                37,414
Goodwill                                                                                      2,313                 2,036
Other intangible assets                                                                         337                   337
Other                                                                                         7,047                 6,092
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $67,659               $69,638
=================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                      $10,130               $10,124
   Interest-bearing                                                                          34,830                37,180
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          44,960                47,304
Borrowed funds
   Federal funds purchased                                                                       35                   167
   Repurchase agreements                                                                        988                   954
   Bank notes and senior debt                                                                 4,962                 6,362
   Federal Home Loan Bank borrowings                                                          1,270                 2,047
   Subordinated debt                                                                          2,423                 2,298
   Other borrowed funds                                                                         269                   262
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                     9,947                12,090
Allowance for unfunded loan commitments and letters of credit                                    79                    70
Other                                                                                         4,853                 3,333
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         59,839                62,797
---------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                               255                   170

Mandatorily redeemable capital securities of subsidiary trusts                                  848                   848

SHAREHOLDERS' EQUITY
Preferred stock                                                                                                         1
Common stock - $5 par value
   Authorized 800 shares
   Issued 353 shares                                                                          1,764                 1,764
Capital surplus                                                                               1,103                 1,077
Retained earnings                                                                             7,062                 6,549
Deferred benefit expense                                                                        (11)                  (16)
Accumulated other comprehensive income                                                          325                     5
Common stock held in treasury at cost: 69 and 70 shares                                      (3,526)               (3,557)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,717                 5,823
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, capital securities and
   shareholders' equity                                                                     $67,659               $69,638
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.




Nine months ended September 30 - in millions
Unaudited                                                                                             2002             2001
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $922             $807
Income from discontinued operations                                                                                      (5)
Cumulative effect of accounting change                                                                                    5
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      922              807
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
   Provision for credit losses                                                                         244              235
   Depreciation, amortization and accretion                                                             65              200
   Deferred income taxes                                                                               279              245
   Securities transactions                                                                             (88)            (131)
   Valuation adjustments                                                                                33               94
Change in
   Loans held for sale                                                                               2,497             (104)
   Short-term investments                                                                           (3,430)            (465)
   Other                                                                                                               (513)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         522              368
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in loans                                                                                    355              191
Repayment of securities                                                                              1,960            1,733
Sales
   Securities                                                                                       13,689           16,776
   Loans                                                                                             2,712            3,279
   Foreclosed assets                                                                                     8               13
Purchases
   Securities                                                                                      (13,144)         (20,159)
   Loans                                                                                               (22)            (246)
Net cash (paid) received for divestitures/acquisitions                                              (1,676)             503
Other                                                                                                 (223)             (57)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                       3,659            2,033
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                          6              338
   Interest-bearing deposits                                                                        (2,350)          (3,084)
   Federal funds purchased                                                                            (132)             383
   Repurchase agreements                                                                                34               65
Sales/issuances
   Bank notes and senior debt                                                                                         1,147
   Federal Home Loan Bank borrowings                                                                                  3,123
   Other borrowed funds                                                                             16,525           27,606
   Common stock                                                                                        100              154
Repayments/maturities
   Bank notes and senior debt                                                                       (1,483)          (1,915)
   Federal Home Loan Bank borrowings                                                                  (777)          (1,155)
   Subordinated debt                                                                                                   (200)
   Other borrowed funds                                                                            (16,566)         (27,879)
Acquisition of treasury stock                                                                          (53)            (608)
Series F preferred stock tender offer                                                                                   (96)
Cash dividends paid                                                                                   (409)            (429)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                          (5,105)          (2,550)
---------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (924)            (149)
     Cash and due from banks at beginning of year                                                    4,327            3,662
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,403           $3,513
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                         $800           $1,525
     Income taxes                                                                                      115              105
NON-CASH ITEMS
     Transfer of mortgage loans to securities                                                                         4,341
     Transfer from loans to loans held for sale, net                                                   266              577
     Transfer from loans to other assets                                                                11                5
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

NOTE 1 ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION
The unaudited consolidated interim financial statements ("consolidated financial statements") include the accounts of PNC and its subsidiaries, most of which are wholly owned, and entities formed with American International Group, Inc. ("AIG"). Such statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation's consolidated financial condition or results of operations.

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

In June 2002, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a Proposed Interpretation, "Consolidation of Certain Special-Purpose Entities" (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements) ("Proposed Interpretation"), which addresses issues related to identifying and accounting for SPEs. The Proposed Interpretation would require the consolidation of an SPE in which a business enterprise has a controlling financial interest. In certain situations, changes to contractual relationships that have been customary industry practice may be required to ensure compliance with the non-consolidation provisions of the Proposed Interpretation. The final rules would be effective immediately for new transactions and April 1, 2003 for existing transactions. The effect of the Proposed Interpretation on the Corporation's financial condition or results of operations cannot be determined at this time.

In the opinion of management, the consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of results for the interim periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported. Actual results may differ from such estimates and the differences may be material to the consolidated financial statements.

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

The estimated useful lives used for furniture and equipment range from one to 10 years, while buildings are depreciated over an estimated useful life of 39 years. Leasehold improvements are amortized over their estimated useful lives of up to 10 years, or the respective lease terms, whichever is shorter.

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

The income of the residential mortgage banking business, which is presented on one line in the Consolidated Statement of Income, is as follows:

INCOME FROM DISCONTINUED OPERATIONS

Nine months ended September 30 - in millions              2001
---------------------------------------------------------------
Income from operations, after tax                          $15
Net loss on sale of business, after tax                    (10)
---------------------------------------------------------------
 Total income from discontinued operations                  $5
===============================================================

There were no net assets of the residential mortgage banking business remaining at either September 30, 2002 or December 31, 2001.

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

PNC acquired 245 lending customer relationships representing approximately $2.6 billion of credit exposure including $1.5 billion of loans outstanding with the balance representing unfunded loan commitments. PNC also acquired certain other assets and assumed liabilities resulting in a total acquisition cost of approximately $1.8 billion that was paid primarily in cash. Goodwill recorded was approximately $277 million, of which approximately $101 million is non-deductible for federal income tax purposes. The results of the acquired business have been included in results of operations for PNC Business Credit since the acquisition date.

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $662 million of credit exposure including $463 million of outstandings, which will be serviced by PNC for an 18-month term unless a different date is mutually agreed upon. In June 2002, NBOC and PNC reached final agreement as to the Serviced Portfolio's financial information. As such, certain financial data previously disclosed with regards to the NBOC Serviced Portfolio has been modified to reflect the terms of this revised agreement. The Serviced Portfolio retained by NBOC primarily represents the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. The loans are either to borrowers with deteriorating trends or with identified weaknesses which if not corrected could jeopardize full satisfaction of the loans or in industries to which PNC Business Credit wants to limit its exposure. Approximately $138 million of the Serviced Portfolio outstandings were nonperforming on the acquisition date. At the end of the servicing term, NBOC has the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy is to aggressively liquidate the Serviced Portfolio during the servicing term. PNC intends to sell or otherwise liquidate any remaining loans in the event NBOC puts them to PNC at the end of the servicing term.

NBOC retains significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbs realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. If during the servicing term the realized credit losses in the Serviced Portfolio exceed $50 million plus the specific reserves, then PNC Business Credit will advance cash to NBOC for these excess losses net of recoveries ("Excess Loss Payments"). PNC is to be reimbursed by NBOC for any Excess Loss Payments if the Put Option is not exercised. If the Put Option is exercised, the Put Option purchase price will be reduced by the amount of any Excess Loss Payments.

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. The Put Option liability will be revalued on a quarterly basis by the independent valuation firm with changes in the value included in earnings. At September 30, 2002 the Put Option liability was approximately $78 million. A $19 million reduction from the acquisition date amount has been recognized in earnings for the first nine months of 2002 as other noninterest income. In addition, $15 million has been paid to NBOC as Excess Loss Payments.

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

At September 30, 2002, the independent valuation firm estimated that loans outstanding in the Serviced Portfolio at the put date would be $214 million. The total credit losses over the 18-month term of the servicing agreement are estimated to be $82 million. Using these and other assumptions, if the Put were exercised at the end of the servicing term, PNC would record the acquired loans at $125 million. Actual results may differ materially from these assumptions.

Prior to closing of the acquisition, PNC Business Credit transferred $49 million of nonperforming loans to NBOC in a transaction accounted for as a financing. Those loans are subject to the terms of the servicing agreement and are included in the Serviced Portfolio amounts set forth above. The loans were transferred to loans held for sale on PNC's balance sheet at a loss of $9.9 million, which was recognized as a charge-off in the first quarter of 2002. The carrying amount of those loans held for sale was $7 million at September 30, 2002 and is included in PNC's nonperforming assets. Excluding these loans, the Serviced Portfolio in January 2002 was $608 million of credit exposure including $414 million of outstandings of which $88 million was nonperforming. At September 30, 2002, comparable amounts were $450 million, $203 million and $66 million, respectively.

NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS
Effective January 1, 2002, the Corporation implemented SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from the amortization of goodwill to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis.

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

GOODWILL
A summary of the changes in goodwill by line of business for the nine months ended September 30, 2002 follows:

                         January 1  Goodwill                  Sept. 30
In millions                   2002  Acquired  Adjustments         2002
----------------------------------------------------------------------
Regional Community
 Banking                      $438                                $438
Corporate Banking               39                                  39
PNC Real Estate Finance        298                     $4          302
PNC Business Credit             23      $277           (2)         298
PNC Advisors                   151                      1          152
BlackRock                      175                                 175
PFPC                           912                     (3)         909
----------------------------------------------------------------------
 Total                      $2,036      $277                    $2,313
======================================================================


OTHER INTANGIBLE ASSETS
The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:




                                        September 30  December 31
In millions                                     2002         2001
-----------------------------------------------------------------
Customer-related intangibles
 Gross carrying amount                         $198          $185
 Accumulated amortization                       (62)          (47)
-----------------------------------------------------------------
    Net carrying amount                        $136          $138
-----------------------------------------------------------------
Mortgage and other loan servicing rights
 Gross carrying amount                         $306          $286
 Accumulated amortization                      (105)          (87)
-----------------------------------------------------------------
    Net carrying amount                        $201          $199
==================================================================

All of the Corporation's other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. For customer-related intangibles, the estimated remaining useful lives range from one to sixteen years, with a weighted-average remaining useful life of approximately eight years. The Corporation's mortgage and other loan servicing rights are amortized over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2002, are as follows:

CHANGES IN GOODWILL AND OTHER INTANGIBLES
                                           Customer-  Servicing
In millions                      Goodwill    Related     Rights
----------------------------------------------------------------
Balance at December 31, 2001       $2,036       $138       $199
Additions/adjustments                 277         13         21
Amortization                                     (15)       (19)
----------------------------------------------------------------
Balance at September 30, 2002      $2,313       $136       $201
=================================================================

In conjunction with the first quarter 2002 NBOC acquisition, PNC Business Credit recorded a customer-based intangible of $12.4 million that will be amortized over seven years. Goodwill recorded in connection with the NBOC acquisition was approximately $277 million.

Amortization expense on intangible assets for the third quarter and first nine months of 2002 was approximately $12 million and $34 million, respectively. Amortization expense on existing intangible assets for the remainder of 2002 and for 2003, 2004, 2005, 2006 and 2007 is estimated to be $11 million, $45 million, $42 million, $40 million, $38 million and $36 million, respectively.

The following table sets forth reported and pro forma income from continuing operations and basic and diluted earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the previous period.

PRO FORMA EFFECTS
Three months ended September 30
In millions, except per share data              2002      2001
---------------------------------------------------------------
Reported income from continuing
operations                                      $285      $247
Goodwill amortization, net of taxes                         24
---------------------------------------------------------------
 Pro forma income from continuing
    operations                                  $285      $271
---------------------------------------------------------------
Basic earnings per share
  Reported, from continuing operations         $1.00      $.85
  Goodwill amortization, net of taxes                      .08
---------------------------------------------------------------
    Pro forma basic earnings per share         $1.00      $.93
---------------------------------------------------------------
Diluted earnings per share
  Reported, from continuing operations         $1.00      $.84
  Goodwill amortization, net of taxes                      .08
---------------------------------------------------------------
    Pro forma diluted earnings per share       $1.00      $.92
===============================================================


Nine months ended September 30
In millions, except per share data              2002      2001
---------------------------------------------------------------
Reported income from continuing
operations                                      $922      $807
Goodwill amortization, net of taxes                         70
---------------------------------------------------------------
 Pro forma income from continuing
    operations                                  $922      $877
---------------------------------------------------------------
Basic earnings per share
  Reported, from continuing operations         $3.25     $2.76
  Goodwill amortization, net of taxes                      .24
---------------------------------------------------------------
    Pro forma basic earnings per share         $3.25     $3.00
---------------------------------------------------------------
Diluted earnings per share
  Reported, from continuing operations         $3.23     $2.73
  Goodwill amortization, net of taxes                      .24
---------------------------------------------------------------
    Pro forma diluted earnings per share       $3.23     $2.97
===============================================================

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS
In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement clarified that, if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination. SFAS No. 147 states that, in such instances, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired represents goodwill. Prior to SFAS No. 147, such excesses were classified as an unidentifiable intangible asset subject to continuing amortization under SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of SFAS No. 147, entities are required to reclassify and restate both the goodwill asset and amortization expense as of the date SFAS No. 142 was adopted. In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used by a company. SFAS No. 147 became effective October 1, 2002 and will not have a material impact on PNC's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. The Corporation plans to adopt SFAS No. 146 prospectively as of January 1, 2003.

NOTE 6 CASH FLOWS
During the first nine months of 2002, acquisition activity that affected cash flows consisted of $1.736 billion of acquired assets and $60 million of acquired liabilities, resulting in net cash disbursements of $1.676 billion. The 2002 activity consisted solely of the NBOC acquisition as described in Note 3. During the first nine months of 2001, divestiture activity that affected cash flows consisted of $383 million of divested net assets and cash receipts of $503 million, both of which were related to the sale of PNC's residential mortgage banking business.

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

Net trading income for the first nine months of 2002 totaled $78 million compared with $118 million for the prior-year period and was included in noninterest income as follows:

DETAILS OF TRADING ACTIVITIES

Nine months ended September 30 - in
millions                                       2002       2001
---------------------------------------------------------------
Corporate services                               $1         $5
Other noninterest income
 Securities underwriting and trading             39         40
 Derivatives trading                             19         54
 Foreign exchange                                19         19
---------------------------------------------------------------
Net trading income                              $78       $118
===============================================================

NOTE 8 NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                      September 30 December 31
In millions                                   2002        2001
---------------------------------------------------------------
Nonperforming loans (a)                       $271        $211
Nonperforming loans held for sale (b)          125         169
Foreclosed assets                               13          11
---------------------------------------------------------------
   Total nonperforming assets (c)             $409        $391
===============================================================

(a) Includes a troubled debt restructured loan of $2 million as of September 30, 2002.
(b) Includes a troubled debt restructured loan held for sale of $11 million and $6 million as of September 30, 2002 and December 31, 2001, respectively.
(c) Excludes $42 million, of which $13 million represented troubled debt restructured assets, and $18 million of equity management assets carried at estimated fair value at September 30, 2002 and December 31, 2001, respectively.

NOTE 9 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Changes in the allowance for credit losses were as follows:

In millions                                   2002        2001
---------------------------------------------------------------
Allowance at January 1                        $560        $598
Charge-offs
  Commercial                                  (167)       (165)
  Commercial real estate                        (2)         (6)
  Consumer                                     (30)        (31)
  Residential mortgage                          (5)         (1)
  Lease financing                              (20)        (16)
---------------------------------------------------------------
    Total charge-offs                         (224)       (219)
---------------------------------------------------------------
Recoveries
  Commercial                                    23          13
  Commercial real estate                                     1
  Consumer                                      11          13
  Residential mortgage                           1
  Lease financing                                1           2
---------------------------------------------------------------
    Total recoveries                            36          29
---------------------------------------------------------------
Net charge-offs
  Commercial                                  (144)       (152)
  Commercial real estate                        (2)         (5)
  Consumer                                     (19)        (18)
  Residential mortgage                          (4)         (1)
  Lease financing                              (19)        (14)
---------------------------------------------------------------
      Total net charge-offs                   (188)       (190)
---------------------------------------------------------------
Provision for credit losses                    244         235
Acquired allowance (NBOC acquisition)           41
Net change in allowance for unfunded loan
 commitments and letters of credit              (9)         (5)
---------------------------------------------------------------
Allowance at September 30                     $648        $638
===============================================================

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions                                   2002        2001
---------------------------------------------------------------
Allowance at January 1                         $70         $77
Net change in allowance for unfunded
 loan commitments and letters of credit          9           5
---------------------------------------------------------------
Allowance at September 30                      $79         $82
===============================================================


NOTE 10 LEGAL PROCEEDINGS
The following matters have been described in Note 24 to the Consolidated Financial Statements included in the 2001 Form 10-K, Part I, Item 3 - Legal Proceedings in the 2001 Form 10-K, Note 10 to the Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 ("June 2002 10-Q") or Part II, Item 1 - Legal Proceedings in the June 2002 Form 10-Q: putative federal securities law class action litigation against the Corporation, certain present or former officers and directors, and its independent auditors for 2001; a dispute over certain closing date purchase price adjustments related to the January 2001 sale of the Corporation's residential mortgage banking business; regulatory inquiries relating to certain transactions with companies formed with AIG; a shareholder matter; and a Department of Labor inquiry. There were no material developments with respect to any of these matters or in management's assessment of them from the information reported in the 2001 Form 10-K or the June 2002 10-Q except as described in the following paragraphs.

Regarding the putative federal securities law class action litigation, the putative class actions pending against the Corporation were consolidated in an amended complaint filed on October 4, 2002 brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002. The Complaint names as defendants the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001. Management believes there are substantial defenses to this lawsuit and intends to file a motion to dismiss the complaint and otherwise defend it vigorously.

Regarding the dispute over certain closing date purchase price adjustments related to the Corporation's January 2001 sale of its residential mortgage banking business, the Superior Court of the State of California for the County of Los Angeles granted the Corporation's motion to compel arbitration and stay the lawsuit on October 2, 2002 and ordered the parties to use their best efforts to complete the arbitration by March 10, 2003.

Regarding the Department of Labor ("DOL") inquiry, a formal investigation by the DOL is pending. The Corporation is cooperating with the investigation.

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

NOTE 11 SECURITIES

                                                                                                 Unrealized
                                                                     Amortized      -----------------------------------    Fair
In millions                                                               Cost            Gains         Losses            Value
----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                   $839              $10                            $849
  Mortgage-backed                                                        8,511              185             $(1)          8,695
  Asset-backed                                                           1,946               81              (1)          2,026
  State and municipal                                                       60                7                              67
  Other debt                                                                57                3                              60
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                               11,413              286              (2)         11,697
Corporate stocks and other                                                 509                6             (18)            497
----------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                  $11,922             $292            $(20)        $12,194
==================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                                   $271              $44                            $315
  Asset-backed                                                               8                                                8
  Other debt                                                                63                                               63
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  342               44                             386
----------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                       $342              $44                            $386
==================================================================================================================================
DECEMBER 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                   $808               $3             $(4)           $807
  Mortgage-backed                                                        9,669               37            (128)          9,578
  Asset-backed                                                           2,799                8             (31)          2,776
  State and municipal                                                       62                2                              64
  Other debt                                                                75                1              (1)             75
---------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                               13,413               51            (164)         13,300
Corporate stocks and other                                                 264                              (19)            245
----------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                  $13,677              $51           $(183)         13,545
==================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                                   $260                              $(3)           $257
  Asset-backed                                                               8                                                8
  Other debt                                                                95                                               95
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  363                               (3)            360
----------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                       $363                              $(3)           $360
==================================================================================================================================


Total securities at September 30, 2002 were $12.5 billion compared with $13.9 billion at December 31, 2001. Securities represented 19% of total assets at September 30, 2002 compared with 20% at December 31, 2001. The decline in total securities compared with December 31, 2001 was primarily due to net sales of mortgage-backed and asset-backed securities during 2002.

The expected weighted-average life of securities available for sale was 2 years and 6 months at September 30, 2002 compared with 4 years at December 31, 2001.

The securities classified as held to maturity are carried at amortized cost and are owned by companies formed with AIG that are consolidated in PNC's financial statements.

The expected weighted-average life of securities held to maturity was 20 years and 3 months at September 30, 2002 and 18 years and 11 months at December 31, 2001.

At September 30, 2002, the securities available for sale balance included a net unrealized gain of $272 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders' equity as accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains were $88 million for the first nine months of 2002 and $131 million for the first nine months of 2001. Net securities gains in 2001 included $3 million of net securities losses related to commercial mortgage banking activities that were reported in corporate services revenue. There was no comparable amount for the first nine months of 2002.

Information relating to securities sold is set forth in the following table:

SECURITIES SOLD
Nine months ended
September 30                    Gross     Gross       Net   Income
In millions       Proceeds      Gains    Losses     Gains    Taxes
-------------------------------------------------------------------
2002              $13,689       $100      $12        $88      $31
2001               16,776        142       11        131       46
===================================================================


NOTE 12 EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                                    Three months ended        Nine months ended
                                                                                          September 30             September 30
                                                                                    -------------------------------------------
In millions, except share and per share data                                               2002      2001      2002        2001
------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations                                                          $285      $247       $922       $807
Less: Preferred dividends declared                                                                      3          1         13
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to basic earnings per common share             285       244        921        794
Income from discontinued operations applicable to basic earnings per common share                                             5
Cumulative effect of accounting change applicable to basic earnings per common share                                         (5)
--------------------------------------------------------------------------------------------------------------------------------
  Net income applicable to basic earnings per common share                                 $285      $244       $921       $794

Basic weighted-average common shares outstanding (in thousands)                         283,689   286,282    283,195    287,908

Basic earnings per common share from continuing operations                                $1.00      $.85      $3.25      $2.76
Basic earnings per common share from discontinued operations                                                                .02
Basic earnings per common share from cumulative effect of accounting change                                                (.02)
--------------------------------------------------------------------------------------------------------------------------------
  Basic earnings per common share                                                         $1.00      $.85      $3.25      $2.76
================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations                                                          $285      $247       $922       $807
Less: Dividends declared on nonconvertible Series F preferred stock and other                           3          1         12
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable to diluted earnings per common share           285       244        921        795
Income from discontinued operations applicable to diluted earnings per common share                                           5
Cumulative effect of accounting change applicable to diluted earnings per common share                                       (5)
--------------------------------------------------------------------------------------------------------------------------------
  Net income applicable to diluted earnings per common share                               $285      $244       $921       $795

Basic weighted-average common shares outstanding (in thousands)                         283,689   286,282    283,195    287,908

  Conversion of preferred stock Series A and B                                               95       103         99        107
  Conversion of preferred stock Series C and D                                              786       861        803        882
  Conversion of debentures                                                                   15        17         16         17
  Exercise of stock options                                                                 207     1,530        654      1,873
  Incentive share awards                                                                    422       421        426        347
--------------------------------------------------------------------------------------------------------------------------------
   Diluted weighted-average common shares outstanding (in thousands)                    285,214   289,214    285,193    291,134

Diluted earnings per common share from continuing operations                              $1.00      $.84      $3.23      $2.73
Diluted earnings per common share from discontinued operations                                                              .02
Diluted earnings per common share from cumulative effect of accounting change                                              (.02)
--------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per common share                                                       $1.00      $.84      $3.23      $2.73
================================================================================================================================

NOTE 13 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The following table sets forth the activity in shareholders' equity for the first nine months of 2002.

                                                                                Deferred  Accumulated Other
In millions, except share and per       Preferred   Common   Capital   Retained  Benefit   Comprehensive      Treasury
share data                                 Stock     Stock   Surplus   Earnings  Expense      Income (a)         Stock     Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $1    $1,764    $1,077     $6,549    $(16)              $5      $(3,557)    $5,823
Net income                                                                  922                                              922
Other comprehensive income, net of
 tax (a)
 Net unrealized securities gains                                                                     263                     263
 Net unrealized gains on cash flow
    hedge derivatives                                                                                 45                      45
 Other                                                                                                12                      12
--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                      1,242
--------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
 Common ($1.44 per share)                                                  (408)                                            (408)
 Preferred                                                                   (1)                                              (1)
Treasury stock activity
 (1,177,000 net shares issued)                (1)                 16                                               31         46
Tax benefit of stock option plans                                  8                                                           8
Subsidiary stock transactions                                      2                                                           2
Deferred benefit expense                                                              5                                        5
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                       $1,764    $1,103     $7,062    $(11)            $325      $(3,526)    $6,717
================================================================================================================================



(a)      A summary of the components of other comprehensive income follows:

Nine months ended September 30, 2002
In millions                                                             Pretax amount    Tax Benefit (Expense) After-tax Amount
-------------------------------------------------------------------------------------------------------------------------------
Unrealized securities gains                                                      $347                   $(121)             $226
Less: Reclassification adjustment for losses realized in net income               (57)                     20               (37)
-------------------------------------------------------------------------------------------------------------------------------
  Net unrealized securities gains                                                 404                    (141)              263
-------------------------------------------------------------------------------------------------------------------------------
Unrealized gains on cash flow hedge derivatives                                   128                     (45)               83
Less: Reclassification adjustment for gains realized in net income                 59                     (21)               38
-------------------------------------------------------------------------------------------------------------------------------
  Net unrealized gains on cash flow hedge derivatives                              69                     (24)               45
-------------------------------------------------------------------------------------------------------------------------------
Other (b)                                                                          19                      (7)               12
-------------------------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                                     $492                   $(172)             $320
===============================================================================================================================

(b) Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.

COMPREHENSIVE INCOME
Comprehensive income from continuing operations was $440 million for the third quarter of 2002 compared with $459 million for the third quarter of 2001. Comprehensive income for the first nine months of 2002 was $1.242 billion compared with $1.002 billion for the first nine months of 2001. The increases in comprehensive income in both 2002 periods are primarily due to net unrealized securities gains in 2002 and higher income from continuing operations compared with the respective prior year periods.

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

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC's geographic region.

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

PNC Business Credit provides asset-based lending, treasury management and capital markets products and services to middle market customers nationally. PNC Business Credit's lending services include loans secured by accounts receivable, inventory, machinery and equipment, and other collateral, and its customers include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Advisors provides a full range of tailored investment products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. and investment advisory services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $246 billion of assets under management at September 30, 2002. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions brand name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, providing a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.

RESULTS OF BUSINESSES                                            PNC
                                    Regional                    Real       PNC
Three months ended September 30    Community   Corporate      Estate  Business        PNC   Black-                           Total
In millions                          Banking     Banking     Finance    Credit   Advisors     Rock      PFPC   Other  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
2002 INCOME STATEMENT
Net interest income                     $336         $87         $26       $35        $24       $1      $(19)    $38          $528
Noninterest income                       240          89          28         8        126      137       177     (47)          758
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                          576         176          54        43        150      138       158      (9)        1,286
Provision for credit losses               14          44          (2)       15          2                                       73
Depreciation and amortization              9           3           4         1          2        5         4      17            45
Other noninterest expense                259          86          41        13        114       77       123      19           732
----------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
  interest and income taxes              294          43          11        14         32       56        31     (45)          436
Minority interest in income of
  consolidated entities                                           (2)                                              6             4
Income taxes                             102          13          (6)        6         12       23        12     (15)          147
----------------------------------------------------------------------------------------------------------------------------------
  Earnings                              $192         $30         $19        $8        $20      $33       $19    $(36)         $285
==================================================================================================================================
Inter-segment revenue                     $8          $1                               $8       $4        $2    $(23)
==================================================================================================================================
AVERAGE ASSETS                       $39,188     $13,337      $4,892    $3,814     $2,872     $790    $1,893   $(928)      $65,858
==================================================================================================================================
2001 INCOME STATEMENT
Net interest income                     $374        $119         $31       $26        $31       $2      $(19)     $1          $565
Noninterest income                       210         (12)         26         1        142      135       196      22           720
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                          584         107          57        27        173      137       177      23         1,285
Provision for credit losses               15          41           5         5                                    44           110
Depreciation and amortization             16           3           5         1          5        7        11      19            67
Other noninterest expense                260          90          36         6        115       85       138      (6)          724
----------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
  interest and income taxes              293         (27)         11        15         53        45       28     (34)          384
Minority interest in income of
  consolidated entities                                                                                           9              9
Income taxes                             107         (11)         (5)        6         19       18        11     (17)          128
----------------------------------------------------------------------------------------------------------------------------------
  Earnings                              $186        $(16)        $16        $9        $34      $27       $17    $(26)         $247
==================================================================================================================================
Inter-segment revenue                     $1          $1                              $14       $5        $1    $(22)
==================================================================================================================================
AVERAGE ASSETS                       $39,925     $16,317      $5,194    $2,433     $3,358     $644    $1,792   $(607)      $69,056
==================================================================================================================================
Nine months ended September 30
In millions
2002 INCOME STATEMENT
Net interest income                   $1,074        $267         $86      $101        $76       $7      $(55)   $117        $1,673
Noninterest income                       593         317          84        32        428      440       573     (80)        2,387
---------------------------------------------------------------------------------------------------------------------------------
  Total revenue                        1,667         584         170       133        504      447       518      37         4,060
Provision for credit losses               37         139          (7)       72          3                                      244
Depreciation and amortization             27           7           6         1          7       15         8      54           125
Other noninterest expense                770         265         113        40        361      265       415      38         2,267
----------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
  interest and income taxes              833         173          58        20        133      167        95     (55)        1,424
Minority interest in income of
  consolidated entities                                           (2)                                             28            26
Income taxes                             288          56          (7)        8         49       68        38     (24)          476
----------------------------------------------------------------------------------------------------------------------------------
  Earnings                              $545        $117         $67       $12        $84      $99       $57    $(59)         $922
==================================================================================================================================
Inter-segment revenue                    $15          $5                              $31      $12        $6    $(69)
==================================================================================================================================
AVERAGE ASSETS                       $39,010     $14,275      $5,017    $3,870     $2,976     $790    $1,891   $(988)      $66,841
==================================================================================================================================
2001 INCOME STATEMENT
Net interest income                   $1,088        $391         $86       $77        $99       $7      $(50)   $(14)       $1,684
Noninterest income                       592          98          74        21        463      404       586     (70)        2,168
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                        1,680         489         160        98        562      411       536     (84)        3,852
Provision for credit losses               35         129          12        13          1                         45           235
Depreciation and amortization             51           9          16        2          13       19        33      55           198
Other noninterest expense                779         285         102        21        363      258       422     (62)        2,168
----------------------------------------------------------------------------------------------------------------------------------
Earnings before minority
   interest and income taxes             815          66          30        62        185      134        81    (122)        1,251
Minority interest in income of
  consolidated entities                                                                                           25            25
Income taxes                             292          18         (17)       23         68       55        32     (52)          419
----------------------------------------------------------------------------------------------------------------------------------
  Earnings                              $523         $48         $47       $39       $117      $79       $49    $(95)         $807
==================================================================================================================================
Inter-segment revenue                     $3          $3                              $49      $13        $4    $(72)
==================================================================================================================================
AVERAGE ASSETS                       $40,188     $16,984      $5,288    $2,431     $3,399     $644    $1,759   $(132)      $70,561
==================================================================================================================================

STATISTICAL INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.





 CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                     Nine months ended September 30
                                                                ----------------------------------------
                                                                                      2002
                                                                ----------------------------------------
Taxable-equivalent basis                                           Average        Interest      Average
Dollars in millions                                               Balances  Income/Expense Yields/Rates
--------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets
Loans held for sale                                                 $3,204           $117        4.83%
Securities
  Securities available for sale
     U.S. Treasury and government
      agencies/corporations                                          3,144            123        5.22
     Other debt                                                      7,670            317        5.52
     State and municipal                                                61              4        9.16
     Corporate stocks and other                                        480             11        3.03
------------------------------------------------------------------------------------------
        Total securities available for sale                         11,355            455        5.35
  Securities held to maturity                                          356             13        4.78
------------------------------------------------------------------------------------------
        Total securities                                            11,711            468        5.33
Loans, net of unearned income
    Commercial                                                      16,089            719        5.90
    Commercial real estate                                           2,474             99        5.26
    Consumer                                                         9,481            474        6.68
    Residential mortgage                                             5,005            254        6.78
    Lease financing                                                  4,231            203        6.41
    Other                                                              405             13        4.19
------------------------------------------------------------------------------------------
        Total loans, net of unearned income                         37,685          1,762        6.21
Other                                                                3,225             94        3.88
------------------------------------------------------------------------------------------
        Total interest-earning assets/interest income               55,825          2,441        5.81
Noninterest-earning assets
Investment in discontinued operations
Allowance for credit losses                                           (619)
Cash and due from banks                                              2,733
Other assets                                                         8,902
---------------------------------------------------------------------------
        Total assets                                               $66,841
===========================================================================
LIABILITIES, MINORITY INTEREST, CAPITAL SECURITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                                        $21,982            185        1.13
    Savings                                                          2,037              8         .49
    Retail certificates of deposit                                  10,490            289        3.69
    Other time                                                         692             22        4.25
    Deposits in foreign offices                                        468              6        1.53
-----------------------------------------------------------------------------------------
        Total interest-bearing deposits                             35,669            510        1.91
Borrowed funds
    Federal funds purchased                                            721              9        1.61
    Repurchase agreements                                              962             10        1.45
    Bank notes and senior debt                                       5,421            111        2.69
    Federal Home Loan Bank borrowings                                1,617              4         .33
    Subordinated debt                                                2,210             76        4.60
    Other borrowed funds                                               343             38       14.73
------------------------------------------------------------------------------------------
        Total borrowed funds                                        11,274            248        2.92
------------------------------------------------------------------------------------------
        Total interest-bearing liabilities/interest expense         46,943            758        2.15
Noninterest-bearing liabilities, minority interest, capital
   securities and shareholders' equity
Demand and other noninterest-bearing deposits                        8,454
Allowance for unfunded commitments and letters of credit                80
Accrued expenses and other liabilities                               4,157
Minority interest                                                      196
Mandatorily redeemable capital securities of subsidiary trusts         848
Shareholders' equity                                                 6,163
---------------------------------------------------------------------------
        Total liabilities, minority interest, capital
        securities and shareholders' equity                        $66,841
--------------------------------------------------------------------------------------------------------
Interest rate spread                                                                             3.66
    Impact of noninterest-bearing sources                                                         .34
--------------------------------------------------------------------------------------------------------
    Net interest income/margin                                                     $1,683        4.00%
========================================================================================================
                                                                     Nine months ended September 30
                                                                ----------------------------------------
                                                                                      2001
                                                                ----------------------------------------
Taxable-equivalent basis                                           Average        Interest      Average
Dollars in millions                                               Balances  Income/Expense Yields/Rates
--------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets
Loans held for sale                                                $1,894             $92       6.38%
Securities
  Securities available for sale
     U.S. Treasury and government
      agencies/corporations                                         3,846             167       5.77
     Other debt                                                     5,878             276       6.27
     State and municipal                                               77               4       7.84
     Corporate stocks and other                                       309               7       3.02
------------------------------------------------------------------------------------------
        Total securities available for sale                        10,110             454       5.99
  Securities held to maturity                                          31               2       6.84
------------------------------------------------------------------------------------------
        Total securities                                           10,141             456       5.99
Loans, net of unearned income
    Commercial                                                     20,144           1,130       7.40
    Commercial real estate                                          2,567             146       7.50
    Consumer                                                        9,095             563       8.28
    Residential mortgage                                            9,616             522       7.24
    Lease financing                                                 4,144             220       7.07
    Other                                                             478              25       6.93
------------------------------------------------------------------------------------------
        Total loans, net of unearned income                        46,044          2,606        7.51
Other                                                               1,637             93        7.61
------------------------------------------------------------------------------------------
        Total interest-earning assets/interest income              59,716          3,247        7.22
Noninterest-earning assets
Investment in discontinued operations                                  68
Allowance for credit losses                                           (603)
Cash and due from banks                                             2,935
Other assets                                                        8,513
--------------------------------------------------------------------------
        Total assets                                              $70,629
==========================================================================
LIABILITIES, MINORITY INTEREST, CAPITAL SECURITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                                         $20,994          419        2.66
    Savings                                                           1,927           15        1.03
    Retail certificates of deposit                                   12,716          516        5.43
    Other time                                                          534           26        6.48
    Deposits in foreign offices                                         948           35        4.86
----------------------------------------------------------------  ------------------------
        Total interest-bearing deposits                              37,119        1,011        3.64
Borrowed funds
    Federal funds purchased                                           2,326           85        4.82
    Repurchase agreements                                             1,041           30        3.71
    Bank notes and senior debt                                        5,349          213        5.26
    Federal Home Loan Bank borrowings                                 2,155           74        4.54
    Subordinated debt                                                 2,368          110        6.15
    Other borrowed funds                                                398           28        9.11
----------------------------------------------------------------  ------------------------
        Total borrowed funds                                         13,637          540        5.23
----------------------------------------------------------------  ------------------------
        Total interest-bearing liabilities/interest expense          50,756        1,551        4.07
Noninterest-bearing liabilities, minority interest, capital
   securities and shareholders' equity
Demand and other noninterest-bearing deposits                         8,290
Allowance for unfunded commitments and letters of credit                 79
Accrued expenses and other liabilities                                3,839
Minority interest                                                       126
Mandatorily redeemable capital securities of subsidiary trusts          848
Shareholders' equity                                                  6,691
----------------------------------------------------------------   --------
        Total liabilities, minority interest, capital
        securities and shareholders' equity                         $70,629
------------------------------------------------------------------------------------------------------
Interest rate spread                                                                            3.15
    Impact of noninterest-bearing sources                                                        .61
------------------------------------------------------------------------------------------------------
    Net interest income/margin                                                    $1,696        3.76%
========================================================================================================

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

              Third Quarter 2002                           Second Quarter 2002                            Third Quarter 2001
-----------------------------------------------------------------------------------------------------------------------------------
    Average          Interest      Average       Average        Interest    Average        Average      Interest      Average
   Balances      Income/Expense Yields/Rates     Balances  Income/Expense Yields/Rates    Balances   Income/Expense Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------


   $2,125                 $24         4.43%        $3,235            $41        5.07%       $1,955           $24          4.83%



    2,962                  37         5.07          2,972             39        5.21         3,908            56          5.69
    7,205                  95         5.27          7,146             99        5.54         6,175            95          6.17
       60                   1         9.05             61              1        9.33            66             1          8.95
      541                   4         2.53            492              5        3.63           388             2          2.11
-------------------------------                 -------------------------                --------------------------
   10,768                 137         5.10         10,671            144        5.38        10,537           154          5.86
      340                   4         5.02            364              5        5.70            92             2          6.92
-------------------------------                 -------------------------                --------------------------
   11,108                 141         5.10         11,035            149        5.39        10,629           156          5.87

   15,698                 236         5.89         16,311            243        5.90        19,296           333          6.76
    2,501                  33         5.16          2,470             33        5.26         2,548            43          6.67
    9,649                 160         6.56          9,509            158        6.67         9,102           181          7.86
    4,296                  71         6.63          4,979             85        6.79         7,771           138          7.11
    4,124                  65         6.31          4,244             68        6.39         4,381            75          6.76
      419                   5         4.16            402              4        4.26           456             7          6.04
-------------------------------                 -------------------------                --------------------------
   36,687                 570         6.13         37,915            591        6.20        43,554           777          7.04
    4,324                  38         3.46          3,457             26        3.07         1,725            30          6.86
-------------------------------                 -------------------------                --------------------------
   54,244                 773         5.64         55,642            807        5.78        57,863           987          6.75


     (665)                                           (625)                                    (598)
    2,619                                           2,705                                    2,921
    9,660                                           8,738                                    8,870
--------------                                  ----------                               ----------
  $65,858                                         $66,460                                  $69,056
==============                                  ==========                               ==========




  $21,994                  62         1.12        $22,147             63        1.16       $21,559           123          2.25
    2,050                   2          .50          2,067              3         .50         1,925             4           .84
   10,347                  92         3.52         10,518             97        3.68        11,785           142          4.79
      307                   5         6.33            948              8        3.45           501             8          6.26
      299                   1         1.10            243              1        1.66           357             3          3.54
-------------------------------                 -------------------------                --------------------------
   34,997                 162         1.84         35,923            172        1.92        36,127           280          3.07

       42                   1         2.97             35                       1.81         1,457            13          3.55
      990                   4         1.51            979              4        1.45           893             7          2.90
    5,154                  35         2.63          5,441             38        2.76         4,973            55          4.33
    1,272                  (1)        (.15)         1,714              2         .52         2,459            22          3.48
    2,210                  25         4.61          2,210             25        4.58         2,332            32          5.54
      158                  15        37.25            483              8        6.66           413            10          8.87
-------------------------------                 -------------------------                --------------------------
    9,826                  79         3.16         10,862             77        2.83        12,527           139          4.35
-------------------------------                 -------------------------                --------------------------
   44,823                 241         2.13         46,785            249        2.13        48,654           419          3.40


    8,665                                           8,406                                    8,448
       73                                              98                                       80
    4,754                                           4,027                                    4,141
      218                                             192                                      142
      848                                             848                                      848
    6,477                                           6,104                                    6,743
----------------                                ----------                               -----------

  $65,858                                         $66,460                                  $69,056
----------------------------------------------------------------------------------------------------------------------------------
                                      3.51                                      3.65                                      3.35
                                       .37                                       .34                                       .54
----------------------------------------------------------------------------------------------------------------------------------
                         $532         3.88%                         $558        3.99%                       $568          3.89%
==================================================================================================================================


Loan fees for the nine months ended September 30, 2002 and September 30, 2001 were $80 million and $89 million, respectively. Loan fees for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001 were $22 million, $29 million and $29 million, respectively.

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.
Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address:  One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania 15222-2707
          Telephone:  (412) 762-2000

As of October 31, 2002 The PNC Financial Services Group, Inc. had 284,634,069 shares of common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross-reference                              Page(s)
---------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and nine months ended
             September 30, 2002 and 2001                    31
           Consolidated Balance Sheet as of
             September 30, 2002 and December 31,
             2001                                           32
           Consolidated Statement of Cash Flows for
             the nine months ended September 30,
             2002 and 2001                                  33
           Notes to Consolidated Financial
             Statements                                34 - 44
           Consolidated Average Balance Sheet and
             Net Interest Analysis                     45 - 46
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 3 - 30
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk             22 - 30
Item 4     Controls and Procedures                          28
---------------------------------------------------------------


PART II    OTHER FINANCIAL INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The following matters have been described in Note 24 to the Consolidated Financial Statements included in the 2001 Form 10-K, Part I, Item 3 - Legal Proceedings in the 2001 Form 10-K, Note 10 to the Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 ("June 2002 10-Q") or Part II, Item 1 - Legal Proceedings in the June 2002 10-Q: putative federal securities law class action litigation against the Corporation, certain present or former officers and directors, and its independent auditors for 2001; a dispute over certain closing date purchase price adjustments related to the January 2001 sale of the Corporation's residential mortgage banking business; regulatory inquiries relating to certain transactions with companies formed with AIG; a shareholder matter; and a Department of Labor inquiry. There were no material developments with respect to any of these matters or in management's assessment of them from the information reported in the 2001 Form 10-K or the June 2002 10-Q except as described in the following paragraphs.

Regarding the putative federal securities law class action litigation, the putative class actions pending against the Corporation were consolidated in an amended complaint filed on October 4, 2002 brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002. The Complaint names as defendants the Corporation, the Chairman and Chief
Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001. Management believes there are substantial defenses to this lawsuit and intends to file a motion to dismiss the complaint and otherwise defend it vigorously.

Regarding the dispute over certain closing date purchase price adjustments related to the Corporation's January 2001 sale of its residential mortgage banking business, the Superior Court of the State of California for the County of Los Angeles granted the Corporation's motion to compel arbitration and stay the lawsuit on October 2, 2002 and ordered the parties to use their best efforts to complete the arbitration by March 10, 2003.

Regarding the Department of Labor ("DOL") inquiry, a formal investigation by the DOL is pending. The Corporation is cooperating with the investigation.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed with this Quarterly Report on Form 10-Q:

10.16      BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (a)
10.17      Share Surrender Agreement, dated October 10, 2002, among BlackRock,
            Inc., PNC Asset Management, Inc., and The PNC Financial Services Group, Inc. (a)
10.18      Initial Public Offering Agreement, dated September 30, 1999, among
            BlackRock, Inc., The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc. (b)
10.19      Amendment No. 1 to the Initial Public Offering Agreement, dated
            October 10, 2002, among The PNC Financial Services Group, Inc.,
            PNC Asset Management, Inc. and BlackRock, Inc. (a)
10.20      Amended and Restated Stockholders Agreement, dated September 30,
            1999, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates (b)
10.21      Amendment No. 1 to the Amended and Restated Stockholders Agreement,
            dated October 10, 2002, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc., and its affiliates (a)
12.1       Computation of Ratio of Earnings to Fixed Charges
12.2       Computation  of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
-------------------------------------------------------------------------------
(a) Incorporated by reference to BlackRock, Inc.'s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2002.
(b) Incorporated by reference to BlackRock, Inc.'s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999.

Copies of these Exhibits may be obtained electronically at the Securities and Exchange Commission's home page at www.sec.gov. Copies may also be obtained without charge by writing to Thomas F. Garbe, Director of Financial Accounting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

On July 18, 2002, the Corporation filed a Current Report on Form 8-K ("Form 8-K") in connection with the Corporation's announcement on that date that it had entered into a written agreement with the Federal Reserve Bank of Cleveland and that its principal subsidiary, PNC Bank, National Association, had entered into a written agreement with the Office of the Comptroller of the Currency, (together, the "Regulatory Agreements"). This Form 8-K also disclosed that the SEC, with the Corporation's consent, entered an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order ("Commission Order"). The Regulatory Agreements and the Commission Order were filed as Exhibits with this Form 8-K filing.

On August 7, 2002, the Corporation filed a Form 8-K to disclose the resignation of one of the members of the Corporation's Board of Directors and an executive promotion.

On August 14, 2002, the Corporation filed a Form 8-K which included information under Item 9 Regulation FD Disclosure related to certifications of the Corporation's Chairman and Chief Executive Officer ("CEO") and then current Senior Vice President and Chief Financial Officer ("former CFO") pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with sworn written statements executed and delivered by the Corporation's CEO and former CFO in accordance with the Order issued by the SEC on June 27, 2002. Conformed copies of such certifications and sworn written statements were filed as Exhibits with this Form 8-K filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2002, on its behalf by the undersigned thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
By:  /s/William S. Demchak
------------------------------
William S. Demchak
Vice Chairman and Chief Financial Officer


CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James E. Rohr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The PNC Financial Services Group, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ James E. Rohr
--------------------------
James E. Rohr
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Demchak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The PNC Financial Services Group, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ William S. Demchak
-----------------------
William S. Demchak
Vice Chairman and Chief Financial Officer

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

FINANCIAL INFORMATION
PNC is subject to the reporting requirements of the Securities Exchange Act of 1934 and as such files annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission ("SEC"). Copies of these and other filings, including exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov. Copies may also be obtained without charge by writing to Thomas F. Garbe, Director of Financial Accounting, at corporate headquarters, by calling (412) 762-1553 or via e-mail at financial.reporting@pnc.com.

INQUIRIES
For financial services call 1-888-PNC-2265. Individual shareholders should contact Shareholder Relations at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Director of Investor Relations, at (412) 762-8257 or via e-mail at investor.relations@pnc.com.

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

                                                           Cash
                                                      Dividends
                        High          Low       Close  Declared
=================================================================
2002 QUARTER
-----------------------------------------------------------------
   First             $62.800      $52.500     $61.490      $.48
   Second             60.400       49.120      51.770       .48
   Third              52.750       32.700      42.170       .48
-----------------------------------------------------------------
     Total                                                $1.44
=================================================================
2001 QUARTER
-----------------------------------------------------------------
   First             $75.813      $56.000     $67.750      $.48
   Second             71.110       62.400      65.790       .48
   Third              70.390       51.140      57.250       .48
   Fourth             60.110       52.300      56.200       .48
-----------------------------------------------------------------
     Total                                                $1.92
=================================================================

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