Form 10-K
period 2002-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2003-03-13
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                          COMMISSION FILE NUMBER 1-9718

                     THE PNC FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                       PENNSYLVANIA                                             25-1435979
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                                  ONE PNC PLAZA
                                249 FIFTH AVENUE
                       PITTSBURGH, PENNSYLVANIA 15222-2707
                       -----------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


       Registrant's telephone number, including area code - (412) 762-2000
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

                                                                                 Name of Each Exchange
Title of Each Class                                                               on Which Registered
-------------------                                                             -----------------------
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

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
    $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES A, PAR VALUE $1.00 $1.80 CUMULATIVE CONVERTIBLE PREFERRED STOCK - SERIES B, PAR VALUE $1.00
               8.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2008


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                       ---    ---

The aggregate market value of the registrant's outstanding voting common stock held by nonaffiliates on June 28, 2002, determined using the per share closing price on that date on the New York Stock Exchange of $52.28, was approximately $14.8 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant's common stock outstanding at February 28, 2003:
282,825,171


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of The PNC Financial Services Group, Inc. Annual Report to Shareholders for 2002 ("Annual Report to Shareholders") are incorporated by reference into Parts I, II, III and IV and portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 22, 2003 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

                               TABLE OF CONTENTS

                                                               Page
                                                               ----
                                PART I
Item 1      Business                                              3
Item 2      Properties                                            9
Item 3      Legal Proceedings                                    10
Item 4      Submission of Matters to a Vote of Security
             Holders                                             10
            Executive Officers of the Registrant                 11

                               PART II
Item 5      Market for Registrant's Common Equity and
             Related Stockholder Matters                         11
Item 6      Selected Financial Data                              12
Item 7      Management's Discussion and Analysis of
             Financial Condition and Results of Operations       12
Item 7A     Quantitative and Qualitative Disclosures About
             Market Risk                                         12
Item 8      Financial Statements and Supplementary Data          12
Item 9      Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure              12

                              PART III
Item 10     Directors and Executive Officers of the Registrant   12
Item 11     Executive Compensation                               12
Item 12     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters      12
Item 13     Certain Relationships and Related Transactions       13
Item 14     Controls and Procedures                              13

                              PART IV
Item 15     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                 13

SIGNATURES                                                       15

CERTIFICATIONS                                                   16

EXHIBIT INDEX                                                   E-1

                                     PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. ("PNC" or "Corporation") has made and may continue to make written or oral forward-looking statements with respect to the Corporation's outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies and expectations and the impact of legal, regulatory and supervisory matters on the Corporation's business operations and performance. This Annual Report on Form 10-K ("Form 10-K") also includes forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project," "position," "target," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. Forward-looking statements speak only as of the date they are made, and the Corporation assumes no duty and does not undertake to update forward-looking statements.

The factors discussed elsewhere in this report and the following factors, among others, could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in: a deterioration in credit quality, increased credit losses, and increased funding of unfunded loan commitments and letters of credit; an adverse effect on the allowances for credit losses and unfunded loan commitments and letters of credit; a reduction in demand for credit or fee-based products and services; a reduction in net interest income, value of assets under management and assets serviced, value of private equity investments and of other debt and equity investments, value of loans held for sale or value of other on-balance-sheet and off-balance-sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

(2)  relative and absolute investment performance of assets under management;

(3) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, the timing and pricing of any sales of loans held for sale, and PNC's inability to realize cost savings or revenue enhancements, or to implement integration plans relating to or resulting from mergers, acquisitions, restructurings and divestitures;

(4) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;

(5)  the impact of increased competition;

(6) how PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and investments in PNC businesses;

(7)  the inability to manage risks inherent in PNC's business;

(8) the unfavorable resolution of legal proceedings or government inquiries; the impact of increased litigation risk from recent regulatory developments; and the impact of reputational risk created by recent regulatory developments on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;

(9)  the denial of insurance coverage for claims made by PNC;

(10) an increase in the number of customer or counterparty delinquencies, bankruptcies or defaults that could result in among other things, increased credit and asset quality risk, a higher provision for credit losses and reduced profitability;

(11) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;

(12) actions of the Federal Reserve Board;

(13) the impact of legislative and regulatory reforms and changes in accounting policies and principles;

(14) the impact of the regulatory examination process, the Corporation's failure to satisfy the requirements of written agreements with regulatory agencies, and regulators' future use of supervisory and enforcement tools; and

(15) terrorist activities and international hostilities, including the situations surrounding Iraq and North Korea, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

Some of the above factors are described in more detail in the "Risk Factors" section of the "Financial Review" included on pages 48 through 53 of the Annual Report to Shareholders, and factors relating to interest rate risk, operational risk, trading activities, financial and other derivatives and off-balance sheet activities are discussed in the "Risk Management" section of the "Financial Review" included on pages 53 through 61 of the Annual Report to Shareholders. Factors relating to credit risk and liquidity are discussed in the "Consolidated Balance Sheet Review" section of the "Financial Review" included on pages 40 through 48 of the Annual Report to Shareholders. The Annual Report to Shareholders is incorporated herein by reference. Other factors are described elsewhere in this Form 10-K and the Annual Report to Shareholders.

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

The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. The Corporation and its subsidiaries provide certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation and its subsidiaries also provide certain banking, asset management and global fund processing services internationally. At December 31, 2002, the Corporation's consolidated total assets, deposits and shareholders' equity were $66.4 billion, $45.0 billion and $6.9 billion, respectively. In the context of this Business Overview, financial and other information by segment is included in "Note 26 Segment Reporting" of the "Notes To Consolidated Financial Statements" included on pages 100 and 101 of the Annual Report to Shareholders and incorporated herein by reference. Information on certain acquisitions and divestitures is included in "Note 2 NBOC Acquisition" and "Note 4 Discontinued Operations" included on pages 81 and 83, respectively, of the Annual Report to Shareholders and is incorporated herein by reference.

REVIEW OF BUSINESSES Information relating to the Corporation's businesses, which reflect its operating structure during 2002, is set forth under the captions "Overview" and "Review of Businesses" in the "Financial Review" included on pages 28 through 37 of the Annual Report to Shareholders and is incorporated herein by reference.

SUBSIDIARIES The corporate legal structure currently consists of two subsidiary banks, with their subsidiaries, and over 70 active nonbank subsidiaries. PNC Bank, National Association ("PNC Bank"), headquartered in Pittsburgh, Pennsylvania, is the Corporation's principal bank subsidiary. At December 31, 2002, PNC Bank had total consolidated assets representing approximately 90% of the Corporation's consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference:

                                                                      Pages of
                                                                       Annual
                                                                      Report to
                                                                    Shareholders
                                                                 -----------------
Average Consolidated Balance Sheet And Net Interest Analysis               110-111
Analysis of Year-To-Year Changes In Net Interest Income                        109
Book Values Of Securities                                                45 and 85
Maturities And Weighted-Average Yield of Securities                             86
Loan Types                                                               41 and 87
Loan Maturities And Interest Sensitivity                                       113
Nonaccrual, Past Due and Restructured Loans                      41, 42, 74 and 88
Potential Problem Loans and Loans Held for Sale                              41-42
Summary of Loan Loss Experience                                     43, 44 and 112
Allocation of Allowance for Credit Losses                           43, 44 and 112
Average Amount and Average Rate Paid on Deposits                           110-111
Time Deposits of $100,000 or More                                       92 and 113
Selected Consolidated Financial Data                                         26-27
Short-Term Borrowings                                                          113

RISK FACTORS & MANAGEMENT The Corporation is subject to a number of risk factors including, among others: business and economic conditions; the successful execution of the Corporation's 2001 strategic repositioning; changes in the underlying factors, assumptions and estimates inherent in the Corporation's critical accounting policies and judgments; compliance with applicable standards established by supervisory and regulatory bodies; monetary and other policies; competition; disintermediation; and risk relating to asset management performance, fund servicing, acquisitions, and terrorist activities and international hostilities. These factors, and others, could impact the Corporation's business, financial condition and results of operations. In the normal course of business, the Corporation assumes various types of risk, which include, among others, credit risk, market risk, interest rate risk, liquidity risk, operational risk, and risk associated with trading activities, financial and other derivatives and "off-balance-sheet" activities. PNC has risk management processes designed to provide for risk identification, measurement and monitoring.

Risk factors are described in more detail in the "Credit Risk", "Liquidity" and "Risk Factors" sections of the "Financial Review" included on pages 43 through 46, 46 through 48, and 48 through 53, respectively, of the Annual Report to Shareholders, which is incorporated herein by reference. The Corporation's risk management processes are described in more detail in the "Risk Management" section of the "Financial Review" included on pages 53 through 61 of the Annual Report to Shareholders, which is incorporated herein by reference. Also, see the Forward-Looking Statements section at the beginning of Part I of this Form 10-K for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance.

EFFECT OF GOVERNMENTAL, MONETARY AND OTHER POLICIES The activities and results of operations of bank holding companies and their subsidiaries are affected by monetary, tax and other policies of the government and its agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The Federal Reserve Board's policies influence the rates of interest that PNC charges on loans and pays on borrowings and interest-bearing deposits and can also affect the value of on-balance-sheet and off-balance-sheet financial instruments. Those policies also influence, to a significant extent, the cost of funding for the Corporation. It is not possible to predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Corporation's activities and results of operations.

IMPACT OF INFLATION The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are an important determinant of the Corporation's earnings. A discussion of interest rate risk is set forth under the caption "Interest Rate Risk" in the "Risk Management" section of the "Financial Review" included on pages 53 through 55 of the Annual Report to Shareholders, and is incorporated herein by reference.

SUPERVISION AND REGULATION

OVERVIEW

The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in "Note 3 Regulatory Matters" of the "Notes To Consolidated Financial Statements" included on pages 82 and 83 of the Annual Report to Shareholders, which is incorporated herein by reference. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict the Corporation's ability to repurchase stock or to receive dividends from its bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, the Corporation and its subsidiaries are subject to comprehensive examination and supervision by, among other regulatory bodies, the Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC"). These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of the Corporation's operations.

The Corporation and certain of its subsidiaries are also subject to regulation by the Securities and Exchange Commission ("SEC") by virtue of the Corporation's status as a public company and due to the nature of certain of its businesses.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

The discussion below begins by presenting a general description of the principal regulations affecting the Corporation. It then summarizes key regulatory developments that took place in 2002, including ongoing adverse consequences. The general regulatory description should be reviewed in light of these 2002 developments.

GENERAL

As a bank holding company and, as discussed below, a "financial holding company," the Corporation is subject to supervision and regular inspection by the Federal Reserve Board. The Federal Reserve Board's prior approval is required whenever the Corporation proposes to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended ("CRA"). At December 31, 2002, both of the Corporation's bank subsidiaries, PNC Bank and PNC Bank, Delaware, were rated "outstanding" with respect to CRA.

The GLB Act, which was enacted on November 12, 1999 and portions of which became effective on March 11, 2000, permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with financial companies engaging in a broader range of activities than had previously been permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve Board, in consultation with the Secretary of the Treasury, to be "financial in nature or incidental thereto" or are determined by the Federal Reserve Board unilaterally to be "complementary" to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized," is "well managed," and has at least a "satisfactory" CRA rating. The Corporation became a financial holding company as of March 13, 2000.

The Federal Reserve Board is the "umbrella" regulator of a financial holding company. In addition, the financial holding company's operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state "functional" regulators.

The Corporation's subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, including the OCC with respect to PNC Bank and the Federal Deposit Insurance Corporation ("FDIC") and the Delaware Office of the State Bank Commissioner with respect to PNC Bank, Delaware. One aspect of this regulation is that the Corporation's subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to the Corporation. These dividends constitute the principal source of the Corporation's revenue and cash flow at the parent company level. Without regulatory approval, the amount available for the payment of dividends by PNC Bank and PNC Bank, Delaware was approximately $460 million at December 31, 2002. The Corporation's subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and nonbank affiliates as discussed in "Note 3 Regulatory Matters" of the "Notes To Consolidated Financial Statements" included on pages 82 and 83 of the Annual Report to Shareholders, which is incorporated herein by reference.

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

In addition to dividends from PNC Bank and PNC Bank, Delaware, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of December 31, 2002, the Corporation had approximately $719 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. The Corporation currently has available funds to pay dividends at current rates through 2003.

Subsidiary banks are also limited by law and regulation in the scope of permitted activities and investments. Subsidiary banks and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. The GLB Act, however, permits a national bank, such as PNC Bank, to engage in expanded activities through the formation of a "financial subsidiary." PNC Bank has filed a financial subsidiary certification with the OCC and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity with certain exceptions, including insurance underwriting, insurance investments, real estate investment or development, and merchant banking.

In order to qualify to establish or acquire a financial subsidiary, PNC Bank and each of its depository institution affiliates must be "well capitalized" and "well managed" and may not have a less than "satisfactory" CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank's total assets. A national bank that is one of the largest 50 insured banks in the United States, such as PNC

Bank, must also have issued debt with certain minimum ratings. In addition to calculating its risk-based capital information from its consolidated financial statements, a national bank with one or more financial subsidiaries must also be "well capitalized" after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank's consolidated assets. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information under both methods described above. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

As a regulated financial services firm, the Corporation's relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation's businesses. The Federal Reserve Board, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. In addition, the Corporation and its bank subsidiaries are subject to examination by various regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of the Corporation's businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liabilities, and various other factors. An examination downgrade by any of the Corporation's federal bank regulators potentially can result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

For example, as subsidiaries of a financial holding company under the GLB Act, the nonbank subsidiaries of the Corporation are allowed to conduct new financial activities or acquire nonbank financial companies with after-the-fact notice to the Federal Reserve Board. In addition, the Corporation's nonbank subsidiaries (and financial subsidiaries of the Corporation's subsidiary banks) are now permitted to engage in certain activities that were not permitted for banks and bank holding companies prior to enactment of the GLB Act, and to engage in certain activities that previously were permitted, all on less restrictive terms. Among other activities, the Corporation currently relies on its status as a financial holding company to conduct mutual fund distribution activities, merchant banking activities, and underwriting and dealing activities.

To continue to qualify for financial holding company status, the Corporation's subsidiary banks must maintain "well capitalized" capital ratios, examination ratings of "1" or "2" (on a scale of 1 to 5), and certain other criteria that are incorporated into the definition of "well managed" under the Bank Holding Company Act and Federal Reserve Board rules. If the Corporation were no longer to qualify for this status, it could not continue to enjoy the after-the-fact notice process for new nonbanking activities and nonbanking acquisitions, and would be required promptly to enter into an agreement with the Federal Reserve Board providing a plan for the Corporation's subsidiary bank(s) to meet the "well capitalized" and "well managed" criteria. The Federal Reserve Board would have broad authority to limit the activities of the Corporation. Failure to satisfy the criteria within a six-month period could result in a requirement that the Corporation conform its existing nonbanking activities to activities that were permissible prior to the enactment of the GLB Act. If a subsidiary bank of the Corporation failed to maintain a "satisfactory" or better rating under the CRA, the Corporation could not commence new activities or make new investments in reliance on the GLB Act.

In addition, if the Corporation's subsidiary banks were no longer "well capitalized" and "well managed" within the meaning of the Bank Holding Company Act and Federal Reserve Board rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of Federal Reserve Board applications would not be available to the Corporation. Moreover, examination ratings of "3" or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities.

Certain subsidiaries of the Corporation's BlackRock, Inc. subsidiary ("BlackRock") have qualified as "financial subsidiaries," as described above, of PNC Bank. If a subsidiary bank of the Corporation were to fail to meet the "well capitalized" or "well managed" and related criteria, PNC Bank would be required to enter into an agreement with the OCC to correct the condition. The OCC would have the authority to limit the activities of the bank. If the condition were not corrected within six months or within any additional time granted by the OCC, PNC Bank could be required to conform the activities of its financial subsidiaries to activities in which a national bank could engage directly. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory CRA examination rating, PNC Bank would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Generally, the smaller an institution's capital base in relation to its total assets, the greater the scope and severity of the agencies' powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2002, both of the Corporation's subsidiary banks exceeded the required ratios for classification as "well capitalized." Additional discussion of capital adequacy requirements is set forth under the caption "Capital" in the "Financial Review" and in "Note 3 Regulatory Matters" of the "Notes to Consolidated Financial Statements" on pages 47 and 48 and pages 82 and 83, respectively, of the Annual Report to Shareholders, which sections are incorporated herein by reference.

Regulatory matters could also increase the cost of FDIC deposit insurance premiums to an insured bank. Both of the Corporation's subsidiary banks are insured by the FDIC and subject to premium assessments. Since 1996, the FDIC has not assessed banks in the most favorable capital and assessment risk classification categories for insurance premiums for most deposits, due to the favorable ratio of the assets in the FDIC's deposit insurance funds to the aggregate level of insured deposits outstanding. This has resulted in significant cost savings to all insured banks. Recent costs to the FDIC in resolving several large bank and savings institution receiverships, however, have caused this ratio to decline to the point that the FDIC may be required in the near future to once again begin to assess deposit insurance premiums against insured banks in the most favorable capital and assessment risk classification categories. Deposit insurance premiums are assessed as a percentage of the deposits of the insured institution. If the FDIC assesses premiums for all deposits, it would impose a significant cost to all insured banks, including the Corporation's subsidiary banks, reducing the net spread between deposit and other bank funding costs and the earnings from assets and services of the bank, and thus the net income of the bank. FDIC deposit insurance premiums are "risk based", therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles may take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank's primary federal banking regulator, as a result, could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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

The Corporation's subsidiaries are subject to regulatory requirements imposed by the Federal Reserve Board and other federal and state agencies. The Corporation's registered broker-dealer subsidiaries, including one of BlackRock's subsidiaries, are regulated by the SEC and either by the OCC or the Federal Reserve Board. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. ("NASD"), among others. Three subsidiaries, including one of BlackRock's subsidiaries, are registered as commodity pool operators with the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"), and are subject to regulation by them.

Several of the Corporation's subsidiaries, including certain BlackRock subsidiaries, are registered with the SEC as investment advisers and, therefore, are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of investment advisers. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The Corporation's investment advisory subsidiaries also may be subject to certain state securities laws and regulations. In addition, the Corporation's investment adviser subsidiaries, such as certain BlackRock subsidiaries, that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

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

Under various provisions of the federal securities laws (including in particular those applicable to broker-dealers, investment advisers and registered investment companies and their service providers), a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability expeditiously to issue new securities into the capital markets. In addition, expansion of activities of a broker-dealer generally requires approval of the New York Stock Exchange and/or NASD, and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, and supervisory concerns.

For additional information about the regulation of BlackRock, see the discussion under the "Regulation" section of Item 1. Business in BlackRock's most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC's home page at www.sec.gov.

2002 REGULATORY DEVELOPMENTS

On July 18, 2002, the SEC, with the Corporation's consent, entered an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order ("Commission Order") in connection with three 2001 transactions that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002. In consenting to the entry of the Commission Order and the SEC's jurisdiction, the Corporation did not admit or deny the SEC's findings. Collateral consequences from entry of the Commission Order include the loss of "safe harbor" protection for forward-looking statements under the Private Securities Litigation Reform Act for three years from the date of the Commission Order and the potential for restrictions on the licenses, registrations, and regulatory approvals of the Corporation's subsidiaries engaged in broker-dealer and other regulated financial businesses and impacting the status of the Corporation's subsidiaries as government contractors. The potential restrictions are considered unlikely to be imposed.

On the same date, the Corporation announced that it had entered into a written agreement with the Federal Reserve Bank of Cleveland ("Federal Reserve") and that its principal subsidiary, PNC Bank, had entered into a written agreement with the OCC. These agreements (together, the "Regulatory Agreements") address such issues as risk, management and financial controls. As a result of entering into the Regulatory Agreements, the Corporation and PNC Bank were required to obtain approval of the Federal Reserve and the OCC, respectively, prior to adding new directors or employing new senior executive officers, and were prohibited from making "golden parachute payments," as defined in applicable regulations, without prior regulatory approval. PNC Bank also was subject to increases in deposit insurance premium assessments and regulatory examination fees.

The Corporation and PNC Bank were also advised by the Federal Reserve Board and the OCC, respectively, that the Corporation and PNC Bank no longer satisfied financial holding company and financial subsidiary requirements for purposes of the GLB Act. The Corporation and PNC Bank entered into agreements with the Federal Reserve and the OCC, respectively, that required the Corporation and PNC Bank to provide a plan for the Corporation's subsidiary bank, PNC Bank, to meet the "well capitalized" and "well managed" criteria within a 180 day period from receipt of the notices. During that interim period, the Corporation and PNC Bank were prohibited from engaging in new activities or making new investments in reliance on the regulatory procedures and powers pursuant to the GLB Act without prior approval of the Federal Reserve or the OCC, respectively. The failure to satisfy the requirements of the agreements could have resulted in the Corporation's and PNC Bank's loss of powers allowed under the GLB Act.

As of December 19, 2002, the Federal Reserve notified the Corporation, and the OCC notified PNC Bank, that the Corporation and PNC Bank were in full compliance with the financial holding company and financial subsidiary requirements, respectively, for purposes of the GLB Act, reflecting that PNC Bank now met both the "well capitalized" and "well managed" criteria. This removed the limitations placed in July 2002 on the Corporation's engaging in new activities or making new investments and on PNC Bank's financial subsidiary activities. However, the Regulatory Agreements remain in place, and the Corporation and PNC Bank, respectively, in certain circumstances must continue to obtain prior approval from the Federal Reserve or the OCC, respectively, before making acquisitions or engaging in new activities.

The Federal Reserve and the OCC also notified the Corporation and PNC Bank, respectively, that, as of December 19, 2002, the Corporation and PNC Bank were no longer required to obtain approval of the Federal Reserve and the OCC, respectively, prior to adding new directors or employing new senior executive officers, and, in general, were not prohibited from making "golden parachute payments." Also, PNC Bank is no longer subject to increased regulatory examination fees. In addition, the FDIC has informed PNC Bank that, as of January 1, 2003, the bank was no longer subject to increases in deposit insurance premium assessments because it has been returned to the most favorable assessment risk classification category.

Under applicable regulations, as long as the Corporation remains subject to the Regulatory Agreement with the Federal Reserve, the Corporation must obtain prior regulatory approval to repurchase its common stock in amounts that exceed 10 percent of consolidated net worth in any 12-month period. The Corporation has incurred, and may continue to incur, additional operating costs in connection with compliance with the Regulatory Agreements including, among others, incremental staff and continued higher legal and consulting expenses. Further, the reputational risk created by the Commission Order and the Regulatory Agreements could still have an impact on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding.

The Corporation believes that it has made substantial progress to date in enhancing its risk management and governance practices and improving its regulatory relations, while addressing the various requirements set forth in the Regulatory Agreements. There can be no assurance, however, as to the precise timing for determining that all required corrective actions have been taken to the appropriate satisfaction of the Federal Reserve and the OCC. The Board and senior management team are committed to the goal of establishing the Corporation as an industry leader in the areas of governance, corporate conduct, risk management and regulatory relations, and to meeting all of the Corporation's commitments to its regulators. While the Corporation believes that substantial progress has been made in this pursuit to date, the Corporation also recognizes that this remains an important ongoing effort requiring dedication and a commitment of resources at all levels of the institution.

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

See "Supervision and Regulation," "Competition," "Disintermediation," "Asset Management Performance" and "Fund Servicing" within the "Risk Factors" section of the "Financial Review" included on pages 51 and 52 of the Annual Report to Shareholders, which is incorporated herein by reference.

EMPLOYEES Average full-time equivalent employees totaled approximately 23,900 for full year 2002, and were approximately 23,800 for the month of December 2002.

SEC REPORTS The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and in accordance with the Exchange Act, PNC files annual, quarterly and current reports, proxy statements, and other information with the SEC. PNC's SEC File Number is 1-9718. You may read and copy any document PNC files with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including PNC's filings. The address of the SEC's website is http://www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 450 Fifth Street NW, Washington, D.C. 20549.

The Corporation makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through the Corporation's Internet site as soon as reasonably practicable after it files such material with, or furnishes it to, the SEC. The Corporation's Internet address is http://www.pnc.com.


ITEM 2 - PROPERTIES

The executive and administrative offices of the Corporation and PNC Bank are located at One PNC Plaza, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank. The Corporation and PNC Bank occupy the entire building. In addition, PNC Bank owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, that houses additional office space.

The Corporation and its subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation's subsidiaries are considered by management to be adequate. Additional information pertaining to the Corporation's properties is set forth in "Note 13 Premises, Equipment and Leasehold Improvements" of the "Notes To Consolidated Financial Statements" included on page 89 of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS
The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania were consolidated in a Consolidated Class Action Complaint filed on October 4, 2002 brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002. The Consolidated Class Action Complaint names as defendants the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001 and seeks unquantified damages, interest, attorneys' fees and other expenses. The Consolidated Class Action Complaint alleges violations of federal securities laws related to disclosures regarding the three 2001 transactions that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002, and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

In August 2002, the Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. The impact of the final disposition of this investigation cannot be assessed at this time.

The Corporation received a letter from a shareholder in 2002 demanding that the Corporation take action against parties allegedly responsible for the events giving rise to the SEC consent order filed on July 18, 2002 and that it consider action against directors of the Corporation who approved certain bonus payments. Management referred this demand to the Board of Directors. The Corporation has recently been advised that the shareholder does not intend to pursue claims derivatively on behalf of the Corporation at this time.


In February 2002, Washington Mutual Bank, FA, the buyer of the Corporation's residential mortgage banking business, filed a lawsuit against the Corporation in the Superior Court of the State of California for the County of Los Angeles alleging various state law claims relating to certain closing date purchase price adjustments in dispute between the parties and seeking compensatory damages with respect to certain of the disputed matters, unquantified punitive damages, and declaratory and other relief. The Corporation filed a motion in the litigation to compel arbitration in accordance with the provisions of the purchase agreement and to stay the litigation pending that determination, which was granted by the Court. On January 9, 2003, the Corporation and the buyer agreed to a settlement of all issues in dispute between them in connection with the sale of the Corporation's residential mortgage banking business. The settlement has been reported in the fourth quarter of 2002 by the Corporation in discontinued operations, and resulted in a net loss on sale of business, net of tax, for 2002 of $16 million.

On January 14, 2003, an arbitration panel of the National Association of Securities Dealers, Inc. ("NASD") issued an award against J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons"), a subsidiary of the Corporation, and certain of its employees with respect to a claim filed by First of Michigan Corporation (now Fahnestock & Co., Inc.) arising out of Hilliard Lyons' hiring of brokers and support staff from First of Michigan Corporation ("First of Michigan") in late 1997 and spring 1998. The events underlying First of Michigan's claim all occurred prior to the Corporation's acquisition of Hilliard Lyons in December 1998. The panel awarded First of Michigan $22 million (actual damages of $16 million and prejudgment interest and costs of $6 million), resulting in a fourth quarter 2002 pretax charge at the Corporation of $10 million, after taking into account the application of related reserves and accruals.

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position, although at the present time, management is not in a position to determine whether any pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT Information regarding each executive officer of the Corporation as of March 10, 2003 is set forth below. Each executive officer held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

                                                               Year
Name                   Age   Positions with Corporation     Employed(1)
----                   ---   ----------------------------   -----------
James E. Rohr           54   Chairman and Chief Executive     1972
                              Officer(2)

Joseph C. Guyaux        52   President                        1972

William S. Demchak      40   Vice Chairman and Chief
                              Financial Officer               2002

William C. Mutterperl   56   Vice Chairman                    2002

Joseph J. Whiteside     61   Vice Chairman                    2002

Timothy G. Shack        52   Executive Vice President and     1976
                              Chief Information Officer

Thomas K. Whitford      47   Executive Vice President and     1990
                              Chief Risk Officer

John J. Wixted, Jr.     51   Senior Vice President and        2002
                              Chief Regulatory Officer

Michael J. Hannon       46   Senior Vice President and        1982
                              Chief Credit Policy Officer

Robert C. Barry, Jr.    60   Senior Vice President and        1997
                              Director of Finance

Richard J. Johnson      46   Senior Vice President and        2002
                              Director of Finance

Samuel R. Patterson     44   Controller                       1986

Helen P. Pudlin         53   Senior Vice President and        1989
                              General Counsel

---------------
(1)  Where applicable, refers to year employed by predecessor company.
(2)  Also serves as a Director of the Corporation.

William S. Demchak joined the Corporation as Vice Chairman and Chief Financial Officer in September 2002. From 1997 to May 2002, he served as Global Head of Structured Finance and Credit Portfolio for J.P. Morgan Chase & Co.

William C. Mutterperl joined the Corporation as Vice Chairman in October 2002. From August 2002 to October 2002, he was a Partner in the business law division of the international law firm of Brown Rudnick Berlack Israels LLP. From February 2002 to May 2002, he served as Executive Director of the Independent Oversight Board for Arthur Andersen LLP, headed by former Federal Reserve Chairman Paul Volcker. From April 1985 to December 2001, he served as Executive Vice President, or another executive position, General Counsel and Secretary to FleetBoston Financial Corp.

Joseph J. Whiteside joined the Corporation as Vice Chairman in October 2002. From 2001 to 2002 he served as Chairman and Chief Executive Officer for Homeside Lending, Inc. From 1996 to 2001 he served as Executive Vice President for National Australia Bank.

John J. Wixted, Jr. joined the Corporation as Senior Vice President and Chief Regulatory Officer in August 2002. From 1996 to 2002 he served as Senior Vice President for Banking Supervision and Regulation for the Federal Reserve Bank of Chicago.

Richard J. Johnson joined the Corporation as Senior Vice President and Director of Finance in December 2002. From 1999 to 2002 he served as President and Chief Executive Officer for J.P. Morgan Services. From 1996 to 1998 he served as Chief Financial Officer for J.P. Morgan Europe.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is listed on the New York Stock Exchange and is traded under the symbol "PNC." At the close of business on February 28, 2003, there were 51,754 common shareholders of record.

Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and nonbank subsidiaries to pay dividends to the parent company). Management expects that the parent company will have sufficient liquidity available to pay dividends at current rates through 2003.

The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without its approval. Further discussion concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company is set forth under the caption "Supervision and Regulation" in
Part I, Item 1 of this Form 10-K, under the caption "Liquidity" in the "Consolidated Balance Sheet Review" section of the "Financial Review" included on page 46 of the Annual Report to Shareholders, and in "Note 3 Regulatory Matters" of the "Notes To Consolidated Financial Statements" included on pages 82 and 83 of the Annual Report to Shareholders, each of which is incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption "Common Stock Prices/Dividends Declared" on page 113 of the Annual Report to Shareholders, which is incorporated herein by reference.

Information regarding the Corporation's compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2002 is included in the table under Item 12 of this Form 10-K.


ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in the "Financial Review" on pages 26 and 27 of the Annual Report to Shareholders and under the caption "Average Consolidated Balance Sheet and Net Interest Analysis" in the "Statistical Information" on pages 110 and 111 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the Corporation's financial condition and results of operations set forth under the section "Financial Review" on pages 26 through 66 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the "Risk Management" section in the "Financial Review" on pages 53 through 61 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Deloitte & Touche LLP, Independent Auditors," "Consolidated Financial Statements," "Notes To Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 67, 68 through 71, 72 through 107, and 108, respectively, of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Previously reported.
(b)  None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and nominees required by this item is set forth under the caption "Election of Directors - Information Concerning Nominees" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 22, 2003 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 22, 2003 and is incorporated herein by reference.

Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers," excluding the information set forth under the caption "Personnel and Compensation Committee Report," in the Proxy Statement filed for the annual meeting of shareholders to be held on April 22, 2003 and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" under the heading "Security Ownership of Directors, Nominees and Executive Officers" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 22, 2003 and is incorporated herein by reference.

Information regarding the Corporation's compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2002 is included in the table which follows. Additional information regarding these plans is included in "Note 22 Stock-Based Compensation Plans" of the "Notes To Consolidated Financial Statements" included on pages 96 and 97 of the Annual Report to Shareholders and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION AT DECEMBER 31, 2002

----------------------------------------------------------------------------------------------------------------------------------
                                                                   (a)                     (b)                     (c)
                                                                                                          Number of securities
                                                                                     Weighted-average     remaining available for
                                                          Number of securities to    exercise price of    future issuance under
                                                          be issued upon exercise    outstanding          equity compensation plans
                                                          of outstanding options,    options, warrants    (excluding securities
                                                          warrants and rights        and rights           reflected in column (a))
----------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS
  1997 Long-Term Incentive Award Plan (Note 2)
    Stock Options                                                 15,540,719             $55.33
    Incentive Share Awards                                            63,500                N/A
----------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                                  15,604,219                                     4,479,088
----------------------------------------------------------------------------------------------------------------------------------
  1996 Executive Incentive Award Plan
    Incentive Awards                                                                        N/A                    245,392
  Employee Stock Purchase Plan                                       200,000            (Note 1)                 1,975,504
  1992 Director Share Incentive Plan                                                        N/A                    375,239
  Central Incentive Compensation Plan                                                       N/A                      5,058
----------------------------------------------------------------------------------------------------------------------------------
     Total approved by security holders                           15,804,219                                     7,080,281
----------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS              None                N/A                       None
----------------------------------------------------------------------------------------------------------------------------------
          Total                                                   15,804,219                                     7,080,281
----------------------------------------------------------------------------------------------------------------------------------

N/A - not applicable
Note 1 - 85% of the lower of the fair market value on the first or last day of each six-month offering period.
Note 2 - The maximum number of Shares that may be issued or as to which grants or awards may be made under the Incentive Plan (excluding Shares issued pursuant to grants or awards made prior to February 20, 1997) is (i) 10,141,853 Shares plus (ii) as of January 1 of each calendar year commencing with 1998 an additional number of Shares equal to 1.5% of the total issued shares of Common Stock (including reacquired Shares) at the end of the immediately preceding calendar year. However, no more than 3% of the total issued Shares of Common Stock (including reacquired Shares) at the end of the immediately preceding calendar year is cumulatively available for grants and awards made in any calendar year. In addition, Incentive Share awards granted during any calendar year may not exceed 20% of the maximum number of Shares available for grants and awards made during such calendar year.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Transactions Involving Directors and Executive Officers" and "Legal Proceedings" in the Proxy Statement filed for the annual meeting of shareholders to be held on April 22, 2003 and is incorporated herein by reference.


ITEM 14 - CONTROLS AND PROCEDURES

The information set forth under the caption "Internal Controls and Disclosure Controls and Procedures" in the "Financial Review" on page 61 of the Annual Report to Shareholders is incorporated herein by reference.


PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial information of the Corporation included in the Annual Report to Shareholders are incorporated herein by reference.


                                                          Pages of
                                                           Annual
                                                          Report to
Financial Statements                                    Shareholders
--------------------                                    ------------
Report of Deloitte & Touche LLP, Independent Auditors          67
Consolidated Statement Of Income for the three years
 ended December 31, 2002                                       68
Consolidated Balance Sheet as of December 31, 2002
 and 2001                                                      69
Consolidated Statement Of Shareholders' Equity for the
 three years ended December 31, 2002                           70
Consolidated Statement Of Cash Flows for the three
 years ended December 31, 2002                                 71
Notes To Consolidated Financial Statements                 72-107
Selected Quarterly Financial Data                             108
--------------------------------------------------------------------

No financial statement schedules are being filed.

The report of the Corporation's former independent auditors follows:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Shareholders and Board of Directors
The PNC Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of The PNC Financial Services Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PNC Financial Services Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP
------------------------
Pittsburgh, Pennsylvania
March 1, 2002

REPORTS ON FORM 8-K The following reports on Form 8-K were filed during the quarter ended December 31, 2002.

On November 14, 2002, the Corporation filed a Form 8-K which included information under Item 9 Regulation FD Disclosure related to certifications of the Corporation's Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Conformed copies of such certifications were filed as Exhibits with this Form 8-K filing.

On December 19, 2002, the Corporation filed a Form 8-K which included information under Item 5 Other Events and Regulation FD Disclosure related to a news release regarding notification from the Federal Reserve Bank of Cleveland that the Corporation was in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act. A copy of the news release was filed as an Exhibit with this Form 8-K filing.

EXHIBITS The exhibits listed on the Exhibit Index on pages E-1 through E-3 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)


By: /s/ William S. Demchak
---------------------------------------------
    William S. Demchak
    Vice Chairman and Chief Financial Officer
    March 13, 2003




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 13, 2003.

Signature                                                          Capacities
-------------------------------                   ---------------------------------------------
/s/ James E. Rohr                                 Chairman, Chief Executive Office and Director
-------------------------------                    (Principal Executive Officer)
James E. Rohr


/s/ William S. Demchak                            Vice Chairman and Chief Financial Officer
-------------------------------                    (Principal Financial Officer)
William S. Demchak


/s/ Samuel R. Patterson                           Controller
-------------------------------                    (Principal Accounting Officer)
Samuel R. Patterson


* Paul W. Chellgren; Robert N. Clay; J.
Gary Cooper; George A. Davidson, Jr.;
Richard B. Kelson; Bruce C. Lindsay;
Anthony A. Massaro; Thomas H. O'Brien;
Jane G. Pepper; Lorene K. Steffes; Dennis
F. Strigl; Stephen G. Thieke; Thomas J.
Usher; Milton A. Washington; and Helge H.
Wehmeier



*By: /s/ Thomas R. Moore
     -----------------------------------------
         Thomas R. Moore, Attorney-in-Fact,
          pursuant to Powers of Attorney filed
          herewith

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James E. Rohr, certify that:

1. I have reviewed this annual report on Form 10-K of The PNC Financial Services Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003


/s/ James E. Rohr
-----------------
James E. Rohr
Chairman and Chief Executive Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Demchak, certify that:

1. I have reviewed this annual report on Form 10-K of The PNC Financial Services Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003

/s/ William S. Demchak
----------------------
William S. Demchak
Vice Chairman and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
   No.                       Description                                    Method of Filing+
-------      ---------------------------------------------           -----------------------------------
  3.1        Articles of Incorporation of the Corporation,           Incorporated herein by reference to
              as amended and restated as of April 24, 2001.           Exhibit 3.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for
                                                                      the quarter ended March 31, 2001.

  3.2        By-Laws of the Corporation, as amended and              Filed herewith.
              restated.

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

  4.2        Terms of $1.80 Cumulative Convertible                   Incorporated herein by reference to
              Preferred Stock, Series A.                              Exhibit 3.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended March 31, 2001.

  4.3        Terms of $1.80 Cumulative Convertible                   Incorporated herein by reference to
              Preferred Stock, Series B.                              Exhibit 3.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended March 31, 2001.

  4.4        Terms of $1.60 Cumulative Convertible                   Incorporated herein by reference to
              Preferred Stock, Series C.                              Exhibit 3.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended March 31, 2001.

  4.5        Terms of $1.80 Cumulative Convertible                   Incorporated herein by reference to
              Preferred Stock, Series D.                              Exhibit 3.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended March 31, 2001.

  4.6        Terms of Series G Junior Participating                  Incorporated herein by reference to
              Preferred Stock.                                        Exhibit 3.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended March 31, 2001.

  4.7        Rights Agreement between the Corporation and            Incorporated herein by reference to
              The Chase Manhattan Bank dated May 15, 2000.            Exhibit 1 to the Corporation's
                                                                      Report on Form 8-A filed May 23, 2000.

  4.8        First Amendment to Rights Agreement between             Filed herewith.
              the Corporation, The Chase Manhattan Bank,
              and Computershare Investor Services, LLC
              dated January 1, 2003.

 10.1        The Corporation's Supplemental Executive                Incorporated herein by reference to
              Retirement Plan, as amended.                            Exhibit 10.1 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended June 30, 2002.*

 10.2        The Corporation's ERISA Excess Pension Plan,            Incorporated herein by reference to
              as amended as of January 1, 1999.                       Exhibit 10.2 of the Corporation's
                                                                      Annual Report on Form 10-K for the
                                                                      year ended December 31, 1999 ("1999
                                                                      Form 10-K").*

 10.3        The Corporation's Key Executive Equity                  Incorporated herein by reference to
              Program, as amended.                                    Exhibit 10.3 of the Corporation's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      quarter ended June 30, 2002.*

 10.4        The Corporation's Supplemental Incentive                Incorporated herein by reference to
              Savings Plan, as amended as of January 1,               Exhibit 10.4 of the Corporation's
              1999.                                                   1999 Form 10-K.*

Exhibit
   No.                       Description                                    Method of Filing+
-------     ---------------------------------------------          -----------------------------------
  10.5      The Corporation's 1997 Long-Term Incentive Award       Filed herewith.*
             Plan, as amended.

  10.6      The Corporation's 1996 Executive Incentive Award       Incorporated herein by reference to
             Plan, as amended.                                      Exhibit 10.6 of the Corporation's
                                                                    Quarterly Report on Form 10-Q for
                                                                    the quarter ended June 30, 2001.*

  10.7      PNC Bank Corp. and Affiliates Deferred Compensation    Incorporated herein by reference to
             Plan, as amended and restated.                         Exhibit 10.7 of the Corporation's
                                                                    Quarterly Report on Form 10-Q for
                                                                    the quarter ended March 31, 2002.*

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

  10.9      Forms of Amendment to Change in Control Severance      Incorporated herein by reference to
             Agreements.                                            Exhibit 10.9 of the Corporation's
                                                                    Annual Report on Form 10-K for the
                                                                    year ended December 31, 2000.*

 10.10      Forms of Second Amendment to Change in Control         Incorporated herein by reference to
             Severance Agreements.                                  Exhibit 10.15 of the Corporation's
                                                                    Quarterly Report on Form 10-Q for
                                                                    the quarter ended September 30, 2001.*

 10.11      1992 Director Share Incentive Plan.                    Incorporated herein by reference to
                                                                    Exhibit 10.13 of the Corporation's
                                                                    1999 Form 10-K.*

 10.12      The Corporation's Directors Deferred Compensation      Incorporated by reference to Exhibit
             Plan.                                                  10.1 of the Corporation's Quarterly
                                                                    Report on Form 10-Q for the quarter
                                                                    ended September 30, 1996.*

10.13       The Corporation's Outside Directors Deferred Stock     Incorporated herein by reference to
             Unit Plan.                                             Exhibit 10.15 of the Corporation's
                                                                    1999 Form 10-K.*

10.14       Trust Agreement between PNC Investment Corp., as       Filed herewith.*
             settlor, and Hershey Trust Company, as trustee.

10.15       Employment Agreement between the Corporation and       Filed herewith.*
             Joseph J. Whiteside.

10.16       The Corporation's Incentive Savings Plan, as amended   Filed herewith.
             as of January 1, 2001.

10.17       First Amendment to the Corporation's Incentive         Filed herewith.
             Savings Plan.

10.18       Second Amendment to the Corporation's Incentive        Filed herewith.
             Savings Plan.

10.19       The Corporation's Employee Stock Purchase Plan, as     Incorporated herein by reference to
             amended.                                               Exhibit 99 of the Corporation's
                                                                    Quarterly Report on Form 10-Q for the
                                                                    quarter ended September 30, 2001.

10.20       BlackRock, Inc. 2002 Long Term Retention and           Incorporated by reference to BlackRock,
             Incentive Plan.                                        Inc.'s Quarterly Report on Form 10-Q
                                                                    (Commission File No. 001-15305) for
                                                                    the quarter ended September 30, 2002
                                                                    ("BlackRock Third Quarter 2002 Form
                                                                    10-Q").

10.21       Share Surrender Agreement, dated October 10, 2002,     Incorporated by reference to the
             among BlackRock, Inc., PNC Asset Management,           BlackRock Third Quarter 2002 Form 10-Q.
             Inc., and The PNC Financial Services Group, Inc.

10.22       Initial Public Offering Agreement, dated               Incorporated by reference to BlackRock,
             September 30, 1999, among BlackRock, Inc., The PNC     Inc.'s Registration Statement on Form
             Financial Services Group, Inc., formerly PNC Bank      S-1 (Registration No. 333-78367), as
             Corp., and PNC Asset Management, Inc.                  amended, originally filed with the SEC
                                                                    on May 13, 1999.

10.23       Amendment No. 1 to the Initial Public Offering         Incorporated by reference to the
             Agreement, dated October 10, 2002, among The PNC       BlackRock Third Quarter 2002 Form 10-Q.
             Financial Services Group, Inc., PNC Asset
             Management, Inc. and BlackRock, Inc.

10.24       Amended and Restated Stockholders Agreement, dated     Incorporated by reference to BlackRock,
             September 30, 1999, by and among BlackRock, Inc.,      Inc.'s Registration Statement on Form
             PNC Asset Management, Inc. and certain employees       S-1 (Registration No. 333-78367), as
             of BlackRock, Inc. and its affiliates.                 amended, originally filed with the SEC
                                                                    on May 13, 1999.

10.25       Amendment No. 1 to the Amended and Restated            Incorporated by reference to the
             Stockholders Agreement, dated October 10, 2002,       BlackRock Third Quarter 2002 Form 10-Q.
             by and among BlackRock, Inc., PNC Asset
             Management, Inc. and certain employees of
             BlackRock, Inc. and its affiliates.

Exhibit
   No.                          Description                                   Method of Filing +
-------      ----------------------------------------------------     -----------------------------------
  12.1       Computation of Ratio of Earnings to Fixed Charges.       Filed herewith.

  12.2       Computation of Ratio of Earnings to Fixed Charges        Filed herewith.
              and Preferred Dividends.

    13       Excerpts from the Corporation's Annual Report to         Filed herewith.
              Shareholders for the year ended December 31,
              2002. Such Annual Report, except for the portions
              thereof that are expressly incorporated by
              reference herein, is furnished for information of
              the SEC only and is not deemed to be "filed" as
              part of this Form 10-K.

    21       Schedule of Certain Subsidiaries of the Corporation.     Filed herewith.

  23.1       Consent of Deloitte & Touche LLP, independent            Filed herewith.
              auditors for the Corporation.

  23.2       Consent of Ernst & Young LLP, former independent         Filed herewith.
              auditors for the Corporation.

    24       Powers of Attorney.                                      Filed herewith.

  99.1       Agreement between The PNC Financial Services Group,      Incorporated herein by reference to
              Inc. and Federal Reserve Bank of Cleveland.              Exhibit 99.1 of the Corporation's
                                                                       Current Report on Form 8-K dated
                                                                       July 18, 2002.

  99.2       Form of Agreement between PNC Bank, National             Incorporated herein by reference to
              Association and Office of the Comptroller of the         Exhibit 99.2 of the Corporation's
              Currency.                                                Current Report on Form 8-K dated
                                                                       July 18, 2002.

  99.3       Form of Order of the Securities and Exchange             Incorporated herein by reference to
              Commission Instituting Public Administrative             Exhibit 99.3 of the Corporation's
              Proceedings Pursuant to Section 8A of the                Current Report on Form 8-K dated
              Securities Act of 1933 and 21C of the Securities         July 18, 2002.
              Exchange Act of 1934, Making Findings and Imposing
              Cease-and-Desist Order.

---------------
+ Incorporated document references to filings by the Corporation are to SEC
  File No. 1-9718.
* Denotes management contract or compensatory plan.

Copies of these Exhibits may be obtained electronically at the SEC's home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 450 Fifth Street NW, Washington, D.C. 20549. Copies may also be obtained by any shareholder, without charge, upon written request addressed to Computershare Investor Services, Post Office Box 3504, Chicago, Illinois 60690-3504, by calling (800) 982-7652 or via e-mail at
web.queries@computershare.com.