Form 10-K/A
period 2002-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2003-05-15
CIK 713676

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

By filing this Amendment No. 1 on Form 10-K/A, the registrant hereby amends Part IV, Item 15(c) -- Exhibits of the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the registrant on March 13, 2003, for the purpose of replacing the consent filed as Exhibit 23.1 to said annual report.

By this Amendment No. 1, the registrant replaces said Part IV, Item 15(c) with the following:

EXHIBITS The following exhibit index lists the exhibits filed with the Corporation's annual report on Form 10-K.

                                  EXHIBIT INDEX

Exhibit
No.                                    Description                                       Method of Filing +
----------   ---------------------------------------------------------  ------------------------------------------------
  3.1        Articles of Incorporation of the Corporation, as amended   Incorporated herein by reference to Exhibit
                 and restated as of April 24, 2001.                       3.1 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended March 31,
                                                                          2001.

  3.2        By-Laws of the Corporation, as amended and restated.       Incorporated herein by reference to Exhibit
                                                                          3.2 of the  Corporation's Annual Report on
                                                                          Form 10-K for the year ended December 31,
                                                                          2002 as filed on March 13, 2003 ("2002 Form
                                                                          10-K").

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

  4.2        Terms of $1.80 Cumulative Convertible Preferred Stock,     Incorporated herein by reference to Exhibit
                 Series A.                                                3.1 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended March 31,
                                                                          2001.

  4.3        Terms of $1.80 Cumulative Convertible Preferred Stock,     Incorporated herein by reference to Exhibit
                 Series B.                                                3.1 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended March 31,
                                                                          2001.

  4.4        Terms of $1.60 Cumulative Convertible Preferred Stock,     Incorporated herein by reference to Exhibit
                 Series C.                                                3.1 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended March 31,
                                                                          2001.

  4.5        Terms of $1.80 Cumulative Convertible Preferred Stock,     Incorporated herein by reference to Exhibit
                 Series D.                                                3.1 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended March 31,
                                                                          2001.

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

  4.7        Rights Agreement between the Corporation and The Chase     Incorporated herein by reference to Exhibit 1
                 Manhattan Bank dated May 15, 2000.                       to the Corporation's Report on Form  8-A
                                                                          filed May 23, 2000.

  4.8        First Amendment to Rights Agreement between the            Incorporated herein by reference to Exhibit
                 Corporation, The Chase Manhattan Bank, and               4.8 of the 2002 Form 10-K.
                 Computershare Investor Services, LLC dated
                 January 1, 2003.

 10.1        The Corporation's Supplemental Executive Retirement        Incorporated herein by reference to Exhibit
                 Plan, as amended.                                        10.1 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended June 30, 2002.*

 10.2        The Corporation's ERISA Excess Pension Plan, as amended    Incorporated herein by reference to Exhibit
                 as of January 1, 1999.                                   10.2 of the Corporation's Annual Report on
                                                                          Form 10-K for the year ended December 31, 1999
                                                                          ("1999 Form 10-K").*

 10.3        The Corporation's Key Executive Equity Program, as         Incorporated herein by reference to Exhibit
                 amended.                                                 10.3 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended June 30, 2002.*

 10.4        The Corporation's Supplemental Incentive Savings Plan,     Incorporated herein by reference to Exhibit
                 as amended as of January 1, 1999.                        10.4 of the Corporation's 1999 Form 10-K.*

 10.5        The Corporation's 1997 Long-Term Incentive Award Plan,     Incorporated herein by reference to Exhibit
                 as amended.                                              10.5 of the 2002 Form 10-K.*

 10.6        The Corporation's 1996 Executive Incentive Award Plan,     Incorporated herein by reference to Exhibit
                 as amended.                                              10.6 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended June 30, 2001.*

 10.7        PNC Bank Corp. and Affiliates Deferred Compensation        Incorporated herein by reference to Exhibit
             Plan, as amended and restated.                               10.7 of the Corporation's Quarterly Report on
                                                                          Form 10-Q for the quarter ended March 31, 2002.*

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

 10.9        Forms of Amendment to Change in Control Severance          Incorporated herein by  reference to Exhibit
                 Agreements.                                              10.9 of the Corporation's Annual Report on
                                                                          Form 10-K for the year ended December 31, 2000.*

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

 10.13       The Corporation's Outside Directors Deferred Stock Unit    Incorporated herein by reference to Exhibit
                 Plan.                                                    10.15 of the Corporation's 1999 Form 10-K.*

 10.14       Trust Agreement between PNC Investment Corp., as           Incorporated herein by reference to Exhibit
                 settlor, and Hershey Trust Company, as trustee.          10.14 of the 2002 Form 10-K.*

 10.15       Employment Agreement between the Corporation and Joseph    Incorporated herein by reference to Exhibit
                 J. Whiteside.                                            10.15 of the 2002 Form 10-K.*

 10.16       The Corporation's Incentive Savings Plan, as amended as    Incorporated herein by reference to Exhibit
                 of January 1, 2001.                                      10.16 of the 2002 Form 10-K.

 10.17       First Amendment to the Corporation's Incentive Savings     Incorporated herein by reference to Exhibit
                 Plan.                                                    10.17 of the 2002 Form 10-K.

 10.18       Second Amendment to the Corporation's Incentive Savings    Incorporated herein by reference to Exhibit
                 Plan.                                                    10.18 of the 2002 Form 10-K.

 10.19       The Corporation's Employee Stock Purchase Plan, as         Incorporated herein by reference to Exhibit 99
                 amended.                                                 of the Corporation's Quarterly Report on Form
                                                                          10-Q for the quarter ended September 30, 2001.

 10.20       BlackRock, Inc. 2002 Long Term Retention and Incentive     Incorporated by reference to BlackRock, Inc.'s
                 Plan.                                                    Quarterly Report on Form 10-Q (Commission
                                                                          File No. 001-15305) for the quarter ended
                                                                          September 30, 2002 ("BlackRock Third Quarter
                                                                          2002 Form 10-Q").

 10.21       Share Surrender Agreement, dated October 10, 2002, among   Incorporated by reference to the BlackRock
                 BlackRock, Inc., PNC Asset Management, Inc., and The     Third Quarter 2002 Form 10-Q.
                 PNC Financial Services Group, Inc.

 10.22       Initial Public Offering Agreement, dated September 30,     Incorporated by reference to BlackRock, Inc.'s
                 1999, among BlackRock, Inc., The PNC Financial           Registration Statement on Form S-1
                 Services Group, Inc., formerly PNC Bank Corp., and       (Registration No. 333-78367), as amended,
                 PNC Asset Management, Inc.                               originally filed with the SEC on May 13, 1999.

 10.23       Amendment No. 1 to the Initial Public Offering             Incorporated by reference to the BlackRock
                 Agreement, dated October 10, 2002, among The PNC         Third Quarter 2002 Form 10-Q.
                 Financial Services Group, Inc., PNC Asset
                 Management, Inc. and BlackRock, Inc.

 10.24       Amended and Restated Stockholders Agreement, dated         Incorporated by reference to BlackRock, Inc.'s
                 September 30, 1999, by and among BlackRock, Inc.,        Registration Statement on Form S-1
                 PNC Asset Management, Inc. and certain employees of      (Registration No. 333-78367), as amended,
                 BlackRock, Inc. and its affiliates.                      originally filed with the SEC on May 13, 1999.

 10.25       Amendment No. 1 to the Amended and Restated Stockholders   Incorporated by reference to the BlackRock
                 Agreement, dated October 10, 2002, by and among          Third Quarter 2002 Form 10-Q.
                 BlackRock, Inc., PNC Asset Management, Inc. and
                 certain employees of BlackRock, Inc. and its
                 affiliates.

 12.1        Computation of Ratio of Earnings to Fixed Charges.         Incorporated herein by reference to Exhibit
                                                                          12.1 of the 2002 Form 10-K.

 12.2        Computation of Ratio of Earnings to Fixed Charges and      Incorporated herein by reference to Exhibit
                 Preferred Dividends.                                     12.2 of the 2002 Form 10-K.

 13          Excerpts from the Corporation's Annual Report to           Incorporated herein by reference to Exhibit 13
                 Shareholders for the year ended December 31, 2002.       of the 2002 Form 10-K.
                 Such Annual Report, except for the portions thereof
                 that are expressly incorporated by reference herein,
                 is furnished for information of the SEC only and is
                 not deemed to be "filed" as part of this Form 10-K.

 21          Schedule of Certain Subsidiaries of the Corporation.       Incorporated herein by reference to Exhibit 21
                                                                          of the 2002 Form 10-K.

 23.1        Consent of Deloitte & Touche LLP, independent auditors     Filed herewith.
                 for the Corporation.

 23.2        Consent of Ernst & Young LLP, former independent           Incorporated herein by reference to Exhibit
                 auditors for the Corporation.                            23.2 of the 2002 Form 10-K.

 24          Powers of Attorney.                                        Incorporated herein by reference to Exhibit 24
                                                                          of the 2002 Form 10-K.

 99.1        Agreement between The PNC Financial Services Group, Inc.   Incorporated herein by reference to Exhibit
                 and Federal Reserve Bank of Cleveland.                   99.1 of the Corporation's Current Report on
                                                                          Form 8-K dated July 18, 2002.

 99.2        Form of Agreement between PNC Bank, National Association   Incorporated herein by reference to Exhibit
                 and Office of the Comptroller of the Currency.           99.2 of the Corporation's Current Report on
                                                                          Form 8-K dated July 18, 2002.

 99.3        Form of Order of the Securities and Exchange Commission    Incorporated herein by reference to Exhibit
                 Instituting Public Administrative Proceedings            99.3 of the Corporation's Current Report on
                 Pursuant to Section 8A of the Securities Act of 1933     Form 8-K dated July 18, 2002.
                 and 21C of the Securities Exchange Act of 1934,
                 Making Findings and Imposing Cease-and-Desist Order.


------------------------------------------------------------------------------

+ Incorporated document references to filings by the Corporation are to SEC
  File No. 1-9718.

* Denotes management contract or compensatory plan.

Copies of these Exhibits may be obtained electronically at the SEC's home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 450 Fifth Street NW, Washington, D.C. 20544. Copies may also be obtained by any shareholder, without charge, upon written request addressed to Computershare Investor Services, Post Office Box 3504, Chicago, Illinois 60690-3504, by calling (800) 982-7652 or via e-mail at
web.queries@computershare.com.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.



THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)

By:   /s/ William S. Demchak
-------------------------------------------
      William S. Demchak
      Vice Chairman and
        Chief Financial Officer
      May  15, 2003



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James E. Rohr, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of The PNC Financial Services Group, Inc.; and

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment.


Date:    May 15, 2003

/s/ James E. Rohr
------------------------------------
James E. Rohr
Chairman and Chief Executive Officer



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Demchak, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of The PNC Financial Services Group, Inc.; and

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment.


Date:    May 15, 2003

/s/ William S. Demchak
-----------------------------------------
William S. Demchak
Vice Chairman and Chief Financial Officer