Form 10-Q
period 2003-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2003-05-15
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended March 31, 2003

Pages 1 and 2 represent a portion of the first quarter 2003 Financial Review which is not required by the Form 10-Q report and is not "filed" as part of the Form 10-Q.

The Quarterly Report on Form 10-Q and cross reference index is on page 51.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.


For the three months ended - dollars in millions, except
per share data                                                                                  March 31       March 31
Unaudited                                                                                           2003           2002
------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis) (a)                                              $506           $593
    Noninterest income                                                                               795            790
                                                                                            ----------------------------
    Total revenue                                                                                 $1,301         $1,383
                                                                                            ============================

     Net income                                                                                     $262           $317
                                                                                            ============================

Per common share
   DILUTED EARNINGS
     Net income                                                                                     $.92          $1.11
                                                                                            ============================

   CASH DIVIDENDS DECLARED                                                                          $.48           $.48
------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on
    Average common shareholders' equity                                                            15.76%         21.83%
    Average assets                                                                                  1.61           1.89
Net interest margin                                                                                 3.76           4.12
Noninterest income to total revenue (b)                                                               61             57
Efficiency (c)                                                                                        66             58
========================================================================================================================

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform to the current period presentation. See Page 30 of this Financial Review for a glossary of certain terms used in this report.

(a) The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax exempt assets has been increased to make them fully equivalent to other taxable interest income investments. A reconciliation of net interest income as reported in the Consolidated Statement of Income to net interest income on a taxable-equivalent basis follows (in millions):

                                                                   For the three months
                                                                          ended
                                                               ----------------------------
                                                                  March 31        March 31
                                                                      2003            2002
                                                               ------------      ----------
       Net interest income, GAAP basis                                $503            $590
       Taxable-equivalent adjustment                                     3               3
                                                               ------------      ----------
       Net interest income, taxable-equivalent basis                  $506            $593
                                                               ============      ==========

(b) Computed as total noninterest income divided by the sum of net interest income and noninterest income. For the quarter ended March 31, 2002, the ratio previously reported had been computed using taxable-equivalent net interest income. The ratio for that quarter has been restated to conform to the current period presentation.

(c) The efficiency ratio for all periods presented is computed as noninterest expense divided by the sum of net interest income and noninterest income. For the quarter ended March 31, 2002, the efficiency ratio previously reported had been computed by excluding amortization expense and distributions on capital securities from the calculation and had used taxable-equivalent net interest income. The efficiency ratio for that quarter has been restated to conform to the current period presentation.

                                                                                        March 31      December 31       March 31
Unaudited                                                                                   2003             2002           2002
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets                                                                                   $68,619          $66,377        $66,663
Earning assets                                                                            56,205           54,833         55,856
Loans, net of unearned income                                                             35,245           35,450         38,539
Allowance for credit losses                                                                  680              673            613
Securities                                                                                14,973           13,763         11,092
Loans held for sale                                                                        1,702            1,607          3,648
Total deposits                                                                            47,081           44,982         44,910
Borrowed funds                                                                             8,534            9,116         10,988
Allowance for unfunded loan commitments and letters of credit                                 77               84             99
Shareholders' equity                                                                       6,792            6,859          5,979
Common shareholders' equity                                                                6,783            6,849          5,969
Book value per common share                                                                24.05            24.03          21.02
Loans to deposits                                                                             75%              79%            86%

ASSETS UNDER MANAGEMENT (billions)                                                          $313             $313           $285

CAPITAL RATIOS
Tier 1 Risk-based                                                                            8.7%             8.8%           7.7%
Total Risk-based                                                                            12.3             12.5           11.7
Leverage                                                                                     8.0              8.1            6.9
Shareholders' equity to total assets                                                        9.90            10.33           8.97
Common shareholders' equity to total assets                                                 9.89            10.32           8.95

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                                1.10%            1.13%          1.04%
Nonperforming loans to total loans                                                           .95              .87            .65
Net charge-offs to average loans (for the three months ended)                                .42              .39            .43
Allowance for credit losses to total loans (d)                                              1.93             1.90           1.59
Allowance for credit losses to nonperforming loans (d)                                       203              218            244

===================================================================================================================================

(d) The asset quality ratios presented for March 31, 2002 reflect a reclassification of a portion of the allowance for credit losses related to unfunded loan commitments and letters of credit to a liability on the Consolidated Balance Sheet. The amount reclassified totaled $99 million at March 31, 2002. This reclassification had the effect of lowering the previously reported asset quality ratios. The allowance for unfunded loan commitments and letters of credit is available for potential credit losses as loan commitments are funded. See Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Consolidated Balance Sheet Review section of the Financial Review for additional information.

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and unaudited Statistical Information included herein and the Financial Review, audited Consolidated Financial Statements, and Statistical Information included in the Corporation's 2002 Annual Report on Form 10-K ("2002 Form 10-K"). Certain prior-period amounts have been reclassified to conform with the current year presentation. The term "loans" in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors, Risk Management and Liquidity sections in this Financial Review and the Business section of the 2002 Form 10-K. Also, see the Forward-Looking Statements
section in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance. See Page 30 of this Financial Review for a glossary of certain terms used in this report.



OVERVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.
The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain banking, asset management and global fund processing services internationally.

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first three months of 2003 was $262 million, or $.92 per diluted share, compared with net income of $317 million, or $1.11 per diluted share, for the first quarter of 2002. Return on average common shareholders' equity was 15.76% for the first quarter of 2003 compared with 21.83% for the first quarter of 2002. Return on average assets was 1.61% for the first quarter of 2003 compared with 1.89% for the first quarter of 2002.

The Corporation's progress during the first quarter of 2003 in addressing several of the challenges referred to in the 2002 Form 10-K included the following:

Asset quality remained stable.

     o The provision for credit losses was $36 million for the first quarter of 2003 compared with $65 million for the fourth quarter of 2002 and $82 million for the first quarter of 2002; and

     o While nonperforming loans increased $26 million, to $335 million, compared with the balance at December 31, 2002, total nonperforming assets declined $10 million, to $408 million, at March 31, 2003.


Total revenues declined in the first quarter of 2003 compared with the first quarter of 2002. However, growth in other facets of the business included the following, as compared with the first quarter of 2002:

     o    BlackRock's earnings increased 12%, to $35 million;

     o    Regional Community Banking grew home equity loans 14% on average; and

     o    PNC's average transaction deposits grew 6%.

PNC's development of value-added customer relationships was evidenced by the following:

     o The number of Regional Community Banking checking relationships at March 31, 2003 reflected growth of 6% compared with March 31, 2002;

     o PNC Advisors experienced net customer inflows of assets totaling $500 million during the first quarter of 2003; and

     o PFPC provided accounting/administration services for $573 billion of pooled investment assets at March 31, 2003, up from $510 billion and $543 billion at December 31, 2002 and March 31, 2002, respectively, primarily resulting from new business activity, although shareholder accounts serviced declined from December 31, 2002 and March 31, 2002, primarily due to the loss of one large transfer agency client.

In addition, PNC repurchased 4.4 million common shares under its 35 million share repurchase program during the first quarter of 2003.

Results for the first quarter of 2003 reflected a 6% decrease in total revenue compared with the first quarter of 2002 as a decline in taxable-equivalent net interest income due to a narrower net interest margin and downsizing of the loan portfolio more than offset higher net securities gains. See Note (a) to net interest income (taxable-equivalent basis) in the Consolidated Financial Highlights for a reconciliation to net interest income as reported under generally accepted accounting principles ("GAAP"). In addition, total noninterest expense increased $49 million, or 6%, compared with the first quarter of 2002 due to costs paid in connection with the liquidation of the entities formed in 2001 in transactions with American International Group, Inc. ("AIG"), a facilities charge related to vacant leased space and subleases, and higher incentive compensation and pension costs. Partially offsetting these higher costs was a 56% decline in the provision for credit losses in the first quarter of 2003 compared with the first quarter of 2002. The provision for credit losses in the first quarter of 2002 included an addition to reserves related to the Corporate Banking business and the PNC Business Credit portfolio.

Management expects that the balance of 2003 will continue to be a challenge to the Corporation with limited growth opportunities. In addition to the economy, the direction of interest rates, financial market conditions and the potential for additional international hostilities, PNC's success during the remainder of 2003 will depend on its ability to meet its key operating challenges. These challenges include the stability of asset quality, revenue growth and the development of value-added customer relationships. Other factors that will affect the Corporation's success include leveraging technology, continuing to execute a share repurchase program, managing the revenue/expense relationship and regulatory actions. Also, see the Risk Factors, Risk Management, Liquidity and Forward-Looking Statements sections of this Financial Review.

BALANCE SHEET HIGHLIGHTS
Total assets were $68.6 billion at March 31, 2003 compared with $66.4 billion at December 31, 2002 and $66.7 billion at March 31, 2002. Average interest-earning assets for the first quarter of 2003 were $54.0 billion, down $3.6 billion, or 6%, compared with the first quarter of 2002. Declines in average loans of $3.3 billion and average loans held for sale of $2.5 billion compared with the first quarter of 2002 were partially offset by an increase of $1.7 billion in average federal funds sold.

Average loans for the first quarter of 2003 were $35.2 billion compared with $38.5 billion for the first quarter of 2002. Average loans represented 65% of total average interest-earning assets for the first three months of 2003 compared with 67% for the first three months of 2002. Declines in average residential mortgage and commercial loans drove the decline compared with the prior year quarter, partially offset by an increase in home equity loans.

Changes in loans held for sale are described in Loans Held For Sale in the Consolidated Balance Sheet Review section of this Financial Review.

Average securities for the first quarter of 2003 were up slightly, to $13.1 billion, compared with the first quarter of 2002 and represented 24% of average total interest-earning assets for the first quarter of 2003 compared with 23% for the first quarter of 2002.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits represented 67% of total sources of funds for the first quarter of 2003 and 65% for the first quarter of 2002, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average interest-bearing demand and money market deposits totaled $22.8 billion for the first quarter of 2003, up $1.0 billion compared with the first quarter of 2002. This increase reflects the continued focus on the growth and retention of more valuable transaction accounts as higher cost, less valuable retail certificates of deposit were not emphasized. Average borrowed funds were $8.7 billion for the first quarter of 2003, down $4.5 billion compared with the first quarter of 2002. This decline is consistent with the decline in average total interest-earning assets in 2003 compared with the year-ago quarter. See the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

Total deposits were $47.1 billion at March 31, 2003 compared with $45.0 billion at December 31, 2002. This increase included a deposit of approximately $900 million from a single customer received prior to the end of the first quarter of 2003. As expected, this deposit was subsequently withdrawn in April 2003.

REVIEW OF BUSINESSES

PNC operates seven major businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. Treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives trading and loan syndications; and equipment leasing products are offered through Corporate Banking and sold by several businesses across the Corporation.

Results of individual businesses are presented based on PNC's management accounting practices and the Corporation's management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Also, certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during the first quarter of 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

    Total business financial results differ from total consolidated results. This is primarily due to differences between management accounting practices and GAAP such as economic capital assignments rather than legal entity shareholders' equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of consolidated entities; eliminations and other corporate items. The impact of these differences is reflected in the "Other" category. "Other" also includes equity management activities and residual asset and liability management activities which do not meet the criteria for disclosure as a separate reportable segment. "Other" reflected a net loss of $25 million for the first quarter of 2003 compared with earnings of $2 million for the first quarter of 2002. The net loss for the first quarter of 2003 compared with the first quarter of 2002 was primarily driven by a pretax charge of $23 million related to leased facilities. Details of inter-segment revenues are included in Note 13 Segment Reporting.

    "Other Information" included in the individual business tables that follow is presented as of period end, except for net charge-offs, net gains (losses) on loans held for sale and average full-time equivalent employees (FTEs), which represent amounts for the periods presented.


RESULTS OF BUSINESSES
                                                                                         Return on
                                                                                          Assigned
Three months ended March 31 -                Earnings (Loss)        Revenue (a)          Capital (b)        Average Assets (c)
                                         ---------------------------------------------------------------------------------------
dollars in millions                          2003       2002      2003       2002      2003       2002       2003        2002
================================================================================================================================
Banking Businesses
  Regional Community Banking                 $152       $177      $518       $551        23%       27%    $38,989     $38,749
  Wholesale Banking
     Corporate Banking                         42         33       189        194        19        12      11,650      15,217
     PNC Real Estate Finance                   16         22        56         51        18        22       4,767       5,174
     PNC Business Credit                       14          2        44         45        24         3       3,628       3,817
------------------------------------------------------------------------------------                      ----------------------
      Total wholesale banking                  72         57       289        290        20        13      20,045      24,208
  PNC Advisors                                 16         33       147        183        12        25       2,870       3,042
------------------------------------------------------------------------------------                      ----------------------
       Total banking businesses               240        267       954      1,024        21        22      61,904      65,999
------------------------------------------------------------------------------------                      ----------------------
Asset Management and Processing
businesses
  BlackRock                                    35         31       143        146        22        25         836         667
  PFPC                                         12         17       193        213        23        33       1,865       1,848
------------------------------------------------------------------------------------                      ----------------------
     Total asset management and
     processing                                47         48       336        359        22        27       2,701       2,515
------------------------------------------------------------------------------------                      ----------------------
       Total business results                 287        315     1,290      1,383        21        23      64,605      68,514
Other                                         (25)         2        11                                      1,350        (285)
------------------------------------------------------------------------------------                      ----------------------
   Total consolidated (a)                    $262       $317    $1,301     $1,383        16        22     $65,955     $68,229
================================================================================================================================

(a) Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC, which are presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis is as follows:

Three months ended March 31 - in millions              2003       2002
-----------------------------------------------------------------------
Total consolidated revenue, book (GAAP) basis        $1,298     $1,380
Taxable-equivalent adjustment                             3          3
-----------------------------------------------------------------------
   Total consolidated revenue,
      taxable-equivalent basis                       $1,301     $1,383
=======================================================================

(b)  Percentages for BlackRock reflect return on equity.

(c)  Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                          2003        2002
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $317        $384
Other noninterest income                      163         164
Net securities gains                           38           3
----------------------------------------------------------------
   Total revenue                              518         551
Provision for credit losses                     8          12
Noninterest expense                           278         266
----------------------------------------------------------------
    Pretax earnings                           232         273
Income taxes                                   80          96
----------------------------------------------------------------
    Earnings                                 $152        $177
================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                            $7,675      $6,733
    Indirect                                  438         633
    Other consumer                            546         697
----------------------------------------------------------------
     Total consumer                         8,659       8,063
   Residential mortgage                     3,276       5,096
   Commercial                               3,939       3,511
   Vehicle leasing                          1,336       1,895
   Other                                      117         122
----------------------------------------------------------------
      Total loans                          17,327      18,687
Securities                                 12,504      12,206
Education and other loans held for sale     1,197       1,488
Assigned assets and other assets            7,961       6,368
----------------------------------------------------------------
   Total assets                           $38,989     $38,749
================================================================
Deposits
   Noninterest-bearing demand              $5,264      $4,879
   Interest-bearing demand                  6,112       6,053
   Money market                            12,361      12,292
----------------------------------------------------------------
    Total transaction deposits             23,737      23,224
   Savings                                  1,976       1,924
   Certificates                             9,360      10,310
----------------------------------------------------------------
     Total deposits                        35,073      35,458
Other liabilities                           1,285         675
Assigned capital                            2,631       2,616
----------------------------------------------------------------
   Total funds                            $38,989     $38,749
================================================================
PERFORMANCE RATIOS
Return on assigned capital                     23%         27%
Noninterest income to total revenue            39          30
Efficiency                                     54          48
----------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets (a)                $86         $59
Vehicle leasing outstandings,
   net of unearned income (b)              $1,239      $1,805
Net charge-offs                               $13         $12
Average FTEs                                9,404       9,699
ATMs                                        3,594       3,300
Branches                                      713         714
Financial consultants                         674         580
Business banking centers                      193         140
Checking relationships                  1,555,000   1,465,000
Online banking users                      647,287     466,213
Deposit households using online banking      38.6%       30.8%
================================================================

(a) Includes nonperforming loans of $76 million and $52 million at March 31, 2003 and 2002, respectively.

(b)  At March 31.

Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC's geographic region.

The strategic focus of the Regional Community Bank is to generate sustainable revenue growth by consistently increasing its base of satisfied and loyal customers. Revenue growth is driven by building a base of transaction deposit relationships which provide fee revenue and a low-cost funding source for loans and investments. Additional revenue growth is generated by deepening relationships with these customers through cross-selling of other products and services.

Regional Community Banking increased the number of checking relationships by 6% compared with March 31, 2002 causing increases in transaction deposits and fee revenues. Customer growth was driven by simultaneous improvements in the rates of customer acquisition and retention. The significant growth in online banking users has helped to improve customer loyalty and retention. Despite these trends and success in keeping deposit funding costs low, earnings have been impacted by a reduction in average residential mortgages and vehicle leases (discussed below) and lower investment yields in the relatively low interest rate environment that continued in the first quarter of 2003.

Regional Community Banking earnings were $152 million for the first three months of 2003 compared with $177 million in the first three months of 2002. The decrease in earnings for the first quarter of 2003 reflected a 17% decline in taxable-equivalent net interest income due to the lower interest rate environment and the impact of a $1.8 billion decline in the average residential mortgage loan portfolio that reflected prepayments.

Total revenue was $518 million for the first three months of 2003 compared with $551 million for the same period in 2002. Revenue declined in the comparison primarily due to lower securities and residential mortgage interest income that was partially offset by lower deposit funding costs and higher net securities gains. Noninterest income for deposit-related products increased $9 million or 10% compared with the first quarter of 2002. This deposit fee growth was offset by lower brokerage revenue as well as declining residential mortgage and vehicle leasing fees.

The provision for credit losses for the first three months of 2003 decreased to $8 million compared with $12 million in the prior year period primarily due to the impact of refinements made during the fourth quarter of 2002 to the Corporation's reserve methodology related to impaired loans and pooled reserves.

Noninterest expense increased $12 million, to $278 million, in the first quarter of 2003 compared with the prior year first quarter. The increase reflected higher pension and occupancy costs.

Average total loans decreased 7% for the first quarter of 2003 compared with the first quarter of 2002. Home equity loans, the lead consumer lending product, grew 14% in the comparison. The overall decline in loans primarily resulted from residential mortgage prepayments and a decline in vehicle leases and indirect loans.

Average total deposits declined slightly in the first quarter of 2003 compared with the year-ago quarter as increases in transaction and savings deposits were more than offset by a decline in certificates of deposit. Demand and money market deposits increased due to ongoing strategic marketing efforts to add new accounts and retain existing customers while higher cost, less valuable certificates of deposit continued not to be emphasized.

As previously reported, the Corporation decided to discontinue its vehicle leasing business in the fourth quarter of 2001. As a result, this portfolio has declined 31% since March 31, 2002 and is performing overall as expected. See Loans in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

WHOLESALE BANKING - CORPORATE BANKING

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                           2003         2002
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $76          $95
Noninterest income                             113           99
------------------------------------------------------------------
   Total revenue                               189          194
Provision for credit losses                     15           46
Noninterest expense                            109           97
------------------------------------------------------------------
   Pretax earnings                              65           51
Income tax                                      23           18
------------------------------------------------------------------
   Earnings                                    $42          $33
==================================================================
AVERAGE BALANCE SHEET
Loans                                       $8,604       $9,930
Loans held for sale                            291        2,519
Other assets                                 2,755        2,768
------------------------------------------------------------------
   Total assets                            $11,650      $15,217
==================================================================
Deposits                                    $5,097       $4,475
Assigned funds and other liabilities         5,679        9,601
Assigned capital                               874        1,141
------------------------------------------------------------------
   Total funds                             $11,650      $15,217
==================================================================
PERFORMANCE RATIOS
Return on assigned capital                      19%          12%
Noninterest income to total revenue             60           51
Efficiency                                      58           50
------------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets (a)                $166         $191
Net charge-offs                                $18          $16
Average FTEs                                 1,971        2,206
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                           $315       $3,519
    Outstandings                              $155       $1,714
  Exit portfolio
    Credit exposure                           $349       $1,945
    Outstandings                                $4         $113
Net gains on loans held for sale (b)           $17          $29
==================================================================

(a) Includes nonperforming loans of $114 million and $62 million at March 31, 2003 and 2002, respectively.

(b)  Included in Noninterest income.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC's geographic region. Additionally, PNC, through the Corporate Banking line of business, administers Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit. The strategic focus for Corporate Banking is to adapt its institutional expertise to the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and to improve the risk/return characteristics of the lending business. Corporate Banking intends to continue its efforts to manage credit risk, liquidate loans held for sale and sustain relationships with traditional customers emphasizing noncredit products.

Corporate Banking earned $42 million for the first quarter of 2003 compared with $33 million for the first quarter of 2002. The increase in earnings was primarily due to a decrease in the provision for credit losses that more than offset the impact of lower total revenue and higher noninterest expense in the first quarter of 2003.

Total revenue of $189 million for the first three months of 2003 decreased $5 million compared with the first three months of 2002. Taxable-equivalent net interest income for the first three months of 2003 decreased $19 million compared with the prior year period primarily due to the reduction in average loans and average loans held for sale resulting from the institutional lending repositioning. Noninterest income increased $14 million compared with the first three months of 2002. This increase was primarily due to $23 million of net securities gains recognized during the first quarter of 2003 in connection with the liquidation of the entities formed in 2001 in transactions with AIG, partially offset by lower net gains on loans held for sale.

The provision for credit losses decreased $31 million or 67% in the first quarter of 2003 compared with the same period in 2002. The provision for credit losses for the first quarter of 2002 reflected the impact of, among others, reserve allocations for an apparent fraud related to Market Street.

Noninterest expense totaled $109 million in the first quarter of 2003 compared with $97 million for the first quarter of 2002. The increase reflects $22 million of costs paid in connection with the liquidation of the entities formed in 2001 in transactions with AIG, partially offset by lower staff-related costs in the first quarter of 2003 as a result of the institutional lending downsizing.

Treasury management, capital markets and equipment leasing products offered through Corporate Banking are sold by several businesses across the Corporation and related revenue net of expense is included in the results of those businesses. Consolidated revenue from treasury management was $89 million for the first three months of 2003, an increase of $5 million compared with the same period in 2002, reflecting higher fee revenue and income earned on customers' deposit balances. Consolidated revenue from capital markets was $27 million for the first three months of 2003, a decrease of $3 million compared with the same period in 2002 primarily due to lower transaction volume attributable to the weak economic and market conditions.

Nonperforming assets were $166 million at March 31, 2003 compared with $191 million at March 31, 2002. The decrease was primarily due to the Corporation's continued liquidation of the institutional lending held for sale portfolio.

WHOLESALE BANKING - PNC REAL ESTATE FINANCE

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                           2003        2002
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $28         $30
Noninterest income
   Commercial mortgage banking                  19          18
   Other                                         9           3
-----------------------------------------------------------------
     Total noninterest income                   28          21
-----------------------------------------------------------------
   Total revenue                                56          51
Provision for credit losses                      8          (5)
Noninterest expense                             38          36
-----------------------------------------------------------------
   Pretax earnings                              10          20
Income tax (benefit)                            (6)         (2)
-----------------------------------------------------------------
   Earnings                                    $16         $22
=================================================================
AVERAGE BALANCE SHEET
Loans
   Commercial real estate                   $2,052      $2,228
   Commercial - real estate related          1,397       1,555
-----------------------------------------------------------------
     Total loans                             3,449       3,783
Commercial mortgages held for sale             315         318
Other loans held for sale                       53         211
Other assets                                   950         862
-----------------------------------------------------------------
   Total assets                             $4,767      $5,174
=================================================================
Deposits                                      $950        $617
Assigned funds and other liabilities         3,454       4,158
Assigned capital                               363         399
-----------------------------------------------------------------
   Total funds                              $4,767      $5,174
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                      18%         22%
Noninterest income to total revenue             50          41
Efficiency                                      68          71
-----------------------------------------------------------------
COMMERCIAL MORTGAGE SERVICING
PORTFOLIO (a)
January 1                                      $74         $68
Acquisitions/additions                           5           4
Repayments/transfers                            (4)         (3)
-----------------------------------------------------------------
    March 31                                   $75         $69
-----------------------------------------------------------------
Gains on sales of commercial mortgages (b)      $9          $8
=================================================================
OTHER INFORMATION
Total nonperforming assets (c)                 $12         $12
Net (recoveries) charge-offs                               $(5)
Average FTEs                                   770         792
Institutional lending repositioning
  Loans held for sale
    Credit exposure                            $19        $320
    Outstandings                               $19        $234
  Exit portfolio
    Credit exposure                            $25         $25
    Outstandings                                $5
Net gains (losses) on loans held for
 sale (d)                                       $1         $(6)
=================================================================

(a)  Dollars in billions.

(b)  Included in Commercial mortgage banking in the income statement above.

(c) Includes nonperforming loans of $10 million and $5 million at March 31, 2003 and 2002, respectively.

(d)  Included in Noninterest income-Other above.

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc. ("Midland"). Midland is a leading third-party provider of loan servicing and technology to the commercial real estate finance industry. PNC MultiFamily Capital, which includes the former Columbia Housing, is a national syndicator of affordable housing equity and a national provider of multifamily mortgage loans. Certain incremental activities related to PNC MultiFamily Capital will continue to require regulatory approvals due to the existence of regulatory agreements entered into by the Corporation in 2002.

PNC Real Estate Finance seeks to have a more balanced and valuable revenue stream by focusing on real estate processing businesses and increasing the value of its lending business by seeking to sell more fee-based products to lending customers.

PNC Real Estate Finance earned $16 million for the first three months of 2003 compared with $22 million in the first three months of 2002. The decline in the first three months of 2003 compared with the prior year period was primarily due to higher provision for credit losses in 2003 compared with net recoveries in the 2002 period. The recovery in 2002 occurred in the exited warehouse lending business which had $6 million of net loan recoveries in the first quarter of 2002.

Total revenue was $56 million for the first quarter of 2003 compared with $51 million for the first quarter of 2002. The increase reflected a $7 million increase in noninterest income partially offset by a $2 million decline in taxable-equivalent net interest income. Noninterest income in the first quarter of 2002 was negatively impacted by net losses on loans held for sale of $6 million. The decline in taxable-equivalent net interest income was primarily due to a decline in average loans and loans held for sale.

Noninterest expense increased $2 million for the first three months of 2003 compared with the prior year period primarily due to increased occupancy costs and higher benefits expense.

The income tax benefit for both the first quarter of 2003 and 2002 reflects the impact of tax credits received on low income housing tax credit investments.

The commercial mortgage servicing portfolio increased $1 billion to $75 billion at March 31, 2003 compared with the balance at December 31, 2002. Midland, as a third-party servicer, is required to comply with various contractual obligations, including the obligation to advance funds for delinquent borrower payments and property protection purposes, subject to certain recoverability provisions, and to monitor property taxes and insurance. A total of $84 million of advances were outstanding at March 31, 2003, compared with $65 million at March 31, 2002. Midland has priority to recover these advances before the security holders of the related securitizations.

WHOLESALE BANKING - PNC BUSINESS CREDIT

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                           2003        2002
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $32         $33
Noninterest income                              12          12
-----------------------------------------------------------------
   Total revenue                                44          45
Provision for credit losses                      7          28
Noninterest expense                             14          14
-----------------------------------------------------------------
   Pretax earnings                              23           3
Income taxes                                     9           1
-----------------------------------------------------------------
   Earnings                                    $14          $2
=================================================================
AVERAGE BALANCE SHEET
Loans                                       $3,381      $3,484
Loans held for sale                             18          92
Other assets                                   229         241
-----------------------------------------------------------------
   Total assets                             $3,628      $3,817
=================================================================
Deposits                                       $82         $68
Assigned funds and other liabilities         3,309       3,500
Assigned capital                               237         249
-----------------------------------------------------------------
   Total funds                              $3,628      $3,817
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                      24%          3%
Noninterest income to total revenue             27          27
Efficiency                                      32          31
-----------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets (a)                $139        $172
Net charge-offs                                 $5         $17
NBOC put option liability                      $49        $107
NBOC put option valuation income (b)            $6          $5
Marketing locations                             24          23
Average FTEs                                   250         217
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                            $10         $35
    Outstandings                                $7         $27
 Net (losses) on loans held for sale (b)       $(3)
=================================================================

(a) Includes nonperforming loans of $130 million and $128 million at March 31, 2003 and 2002, respectively.

(b)  Included in Noninterest income above.

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

In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. See Note 2 NBOC Acquisition for additional information.

PNC Business Credit earned $14 million for the first three months of 2003 compared with $2 million for the first three months of 2002. Higher first quarter 2003 earnings compared with the same period of 2002 were primarily due to a $21 million decline in the provision for credit losses in 2003.

Total revenue was $44 million for the first quarter of 2003, a $1 million decrease compared with the first quarter of 2002 due to lower taxable-equivalent net interest income reflecting declines in average loans and loans held for sale. The difficult economic conditions have adversely impacted customer sales which constrained their borrowing capacity and contributed to the decline in average loans. Noninterest income for the first quarter of 2003 included a $6 million benefit resulting from a reduction in the put option liability related to the NBOC acquisition compared with a $5 million benefit in the prior year period.

The provision for credit losses for the first three months of 2003 was $7 million compared with $28 million for the same period of 2002. The first quarter 2002 provision included an $11 million addition to reserves that reflected economic conditions and the growth of the loan portfolio. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion being classified as nonperforming. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn consistent with PNC Business Credit's recent experience. PNC Business Credit attempts to manage this risk through the stringent control of the borrowers' collateral. Therefore, net charge-offs on asset-based loans have historically been relatively low due to recoveries provided by the underlying collateral. Compensation for this higher risk of default is obtained by way of higher interest rates charged.

Despite the impact of higher average FTEs and increased benefit costs, total noninterest expense was flat compared with the first quarter of 2002 reflecting expense control initiatives.

Nonperforming assets were $139 million at March 31, 2003 compared with $172 million at March 31, 2002. The decrease was primarily due to reductions to credits through managed liquidation and run-offs.

PNC ADVISORS

Three months ended March 31
Taxable-equivalent basis
Dollars in millions                          2003        2002
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $21         $26
Noninterest income
   Investment management and trust             76          92
   Brokerage                                   26          39
   Other                                       24          26
-----------------------------------------------------------------
     Total noninterest income                 126         157
-----------------------------------------------------------------
   Total revenue                              147         183
Noninterest expense                           122         130
-----------------------------------------------------------------
   Pretax earnings                             25          53
Income taxes                                    9          20
-----------------------------------------------------------------
   Earnings                                   $16         $33
=================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer                                $1,280      $1,170
   Residential mortgage                       327         613
   Commercial                                 439         475
   Other                                      284         349
-----------------------------------------------------------------
     Total loans                            2,330       2,607
Other assets                                  540         435
-----------------------------------------------------------------
   Total assets                            $2,870      $3,042
=================================================================
Deposits                                   $2,085      $2,058
Assigned funds and other liabilities          263         455
Assigned capital                              522         529
-----------------------------------------------------------------
   Total funds                             $2,870      $3,042
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                     12%         25%
Noninterest income to total revenue            86          86
Efficiency                                     83          71
-----------------------------------------------------------------
ASSETS UNDER MANAGEMENT (a)
Personal investment management and trust      $40         $48
Institutional trust                             9          12
-----------------------------------------------------------------
  Total                                       $49         $60
ASSET TYPE
Equity                                        $25         $36
Fixed income                                   16          17
Liquidity                                       8           7
-----------------------------------------------------------------
  Total                                       $49         $60
=================================================================
OTHER INFORMATION
Total nonperforming assets (loans)             $5          $4
Brokerage assets administered (in
billions) (b)                                 $31         $29
Full service brokerage offices                102         113
Financial consultants                         585         669
Margin loans                                 $247        $301
Average FTEs                                3,290       3,421
=================================================================

(a)  At March 31 - in billions. Excludes brokerage assets administered.

(b) Amount for 2003 reflects the second quarter 2002 acquisition by Hilliard Lyons of Regional Community Banking's branch-based brokerage business.

PNC Advisors provides a full range of tailored investment, trust and private banking products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment consulting and trust services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest(R) product. PNC Advisors provides services to individuals and corporations primarily within PNC's geographic region.


PNC Advisors continues to emphasize deepening customer relationships through a focused retention program and a broad array of products. The business has been adversely affected in both 2003 and 2002 by the depressed financial markets and the impact on its clients. The business is addressing the industry-wide issue of appropriate expense levels in light of the challenging equity markets and a reduction in client wealth.

PNC Advisors earned $16 million for the first three months of 2003 compared with $33 million in the first three months of 2002. The earnings decline was driven by the impact of continued weak equity market conditions on asset management and brokerage revenues and by lower taxable-equivalent net interest income reflecting reduced loan levels and the lower interest rate environment.

Total revenue for the first quarter of 2003 decreased $36 million compared with the prior year quarter. The run-off of residential mortgages along with a narrower net interest margin resulted in a $5 million decline in net interest income. Investment management and trust fees declined $16 million, resulting from depressed financial market conditions and a net outflow of customers.

Assets under management and related noninterest income are closely tied to the performance of the equity markets. Management expects that revenues in this business will continue to be challenged until equity market performance improves for a sustained period. Assets under management at March 31, 2003 decreased $11 billion compared with the balance at March 31, 2002 due to the decline in the value of the equity component of customers' portfolios and net customer outflows during the last nine months of 2002. During the first quarter of 2003, PNC Advisors had net customer inflows of $500 million that were more than offset by market value depreciation.

During the second quarter of 2002, Hilliard Lyons acquired from Regional Community Banking the branch-based brokerage business that formerly operated under the PNC Brokerage brand name. This business was combined with Hilliard Lyons' brokerage operations and now provides services in the branch network under the PNC Investments brand name. Brokerage assets administered by Hilliard Lyons were $31 billion at March 31, 2003 compared with $29 billion at March 31, 2002. However, the revenue and expense related to the branch-based brokerage business continues to be included in the results of Regional Community Banking. Consolidated revenue from brokerage was $41 million for the first three months of 2003 compared with $55 million for the first three months of 2002.

BLACKROCK

Three months ended March 31
Dollars in millions                            2003         2002
------------------------------------------------------------------
INCOME STATEMENT
Investment advisory and
  administrative fees                          $127         $132
Other income                                     16           14
------------------------------------------------------------------
   Total revenue                                143          146
Operating expense                                81           83
Fund administration and servicing costs           8           13
------------------------------------------------------------------
   Total expense                                 89           96
------------------------------------------------------------------
      Operating income                           54           50
Nonoperating income (a)                           3            3
------------------------------------------------------------------
   Pretax earnings                               57           53
Income taxes                                     22           22
------------------------------------------------------------------
   Earnings                                     $35          $31
==================================================================
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets           $183         $181
Other assets                                    653          486
------------------------------------------------------------------
   Total assets                                $836         $667
==================================================================
Liabilities                                    $168         $144
Stockholders' equity                            668          523
------------------------------------------------------------------
   Total liabilities and
     stockholders' equity                      $836         $667
==================================================================
PERFORMANCE DATA
Return on equity                                 22%          25%
Operating margin (b)                             40           38
Diluted earnings per share                     $.54         $.48
==================================================================
ASSETS UNDER MANAGEMENT (c)
Separate accounts
   Fixed income                                $168         $124
   Liquidity                                      6            5
   Liquidity - securities lending                 6           10
   Equity                                         9            9
   Alternative investment products                6            6
------------------------------------------------------------------
     Total separate accounts                    195          154
------------------------------------------------------------------
Mutual funds (d)
   Fixed income                                  20           16
   Liquidity                                     56           60
   Equity                                         3            8
------------------------------------------------------------------
     Total mutual funds                          79           84
------------------------------------------------------------------
   Total assets under management               $274         $238
------------------------------------------------------------------
OTHER INFORMATION
Average FTEs                                    944          843
==================================================================

(a)  Net of nonoperating expense.

(b) Calculated as operating income divided by total revenue less fund administration and servicing costs. A reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) follows in millions:

Operating income                                $54          $50
------------------------------------------------------------------
Total revenue                                  $143         $146
Less fund administration and servicing costs      8           13
------------------------------------------------------------------
Revenue used for operating margin
calculation, as reported                       $135         $133
Operating margin, as reported                    40%          38%
Operating margin, GAAP basis                     38%          34%


PNC believes that operating margin, as reported, is an effective indicator of management's ability to effectively employ BlackRock's resources. Fund administration and servicing costs have been excluded from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(c)  At March 31 - in billions.

(d) Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series.

The financial information presented reflects BlackRock on a stand-alone basis. BlackRock is approximately 69% owned by PNC and is consolidated into PNC's financial statements. Accordingly, approximately 31% of BlackRock's earnings are recognized as a minority interest expense in the Consolidated Statement of Income.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $274 billion of assets under management at March 31, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions(R) brand name. BlackRock continues to focus on delivering superior relative investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock earned $35 million for the first quarter of 2003 compared with $31 million for the first quarter of 2002. Higher earnings for the first quarter of 2003 reflected the impact of lower total expenses that more than offset the effect of lower revenue in the first quarter of 2003. Total revenue for the first three months of 2003 decreased $3 million compared with the same period in 2002 reflecting declines in open-end fund revenue and fixed income hedge fund performance fees that were partially offset by growth in separate account base fees and other revenue.

Total expenses decreased $7 million, or 8%, in the first three months of 2003 compared with the prior year quarter as reductions in compensation and benefits expenses and fund administration and servicing costs were partially offset by an increase in general and administrative expenses.

Income taxes remained flat compared with the first quarter of 2002 despite an increase in pretax earnings. The effective tax rate for 2003 has decreased due to a decision that BlackRock will file certain combined and unitary state income tax returns with PNC subsidiaries.

See Note 1 Accounting Policies for information regarding investments in variable interest entities that are expected to be accounted for under the Financial Accounting Standards Board's ("FASB") FASB Interpretation No. ("FIN") 46 and the expected impact on BlackRock earnings.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov.

PFPC

Three months ended March 31
Dollars in millions                            2003         2002
-----------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                         $193         $213
Operating expense                               162          170
(Accretion)/amortization of
    other intangibles, net                       (4)          (5)
-----------------------------------------------------------------
   Operating income                              35           48
Nonoperating income (a)                           2            4
Debt financing                                   17           23
-----------------------------------------------------------------
   Pretax earnings                               20           29
Income taxes                                      8           12
-----------------------------------------------------------------
   Earnings                                     $12          $17
=================================================================
AVERAGE BALANCE SHEET
Goodwill and other intangible assets         $1,025       $1,036
Other assets                                    840          812
-----------------------------------------------------------------
   Total assets                              $1,865       $1,848
-----------------------------------------------------------------
Assigned funds and other liabilities         $1,657       $1,640
Assigned capital                                208          208
-----------------------------------------------------------------
   Total funds                               $1,865       $1,848
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                       23%          33%
Operating margin (b)                             18           23
-----------------------------------------------------------------
SERVICING STATISTICS (c)
Accounting/administration net assets (d)
 Domestic                                      $542         $520
 Foreign (e)                                     31           23
-----------------------------------------------------------------
    Total                                      $573         $543
Custody assets (d)                             $347         $339
Shareholder accounts (in millions)               48           49
-----------------------------------------------------------------
OTHER INFORMATION
Average FTEs                                  5,437        6,046
-----------------------------------------------------------------

(a)  Net of nonoperating expense.

(b)  Operating income divided by total fund servicing revenue.

(c)  At March 31.

(d)  In billions.

(e)  Represents net assets serviced offshore.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, offering a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.

The financial results for this business may be significantly impacted by the net gain or loss of large clients or groups of smaller clients and by shifts in client assets between higher and lower margin products. PFPC has been adversely impacted by depressed financial market conditions, a shift in client assets from equity to fixed income products and client attrition. Accordingly, management is addressing the revenue/expense relationship of this business given current conditions. Additionally, PFPC is increasingly focused on retaining its long-standing customers and has recently been awarded several new servicing contracts, partially offsetting the revenue impact of client attrition, including the loss of one large transfer agency client that occurred in the first quarter of 2003.

PFPC is also focusing technological resources on targeting Web-based initiatives, streamlining operations and developing flexible systems architecture and client-focused servicing solutions. To meet the growing needs of the European marketplace, PFPC is also continuing to expand offshore.

During the first quarter of 2003, PNC purchased the minority interests, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. The impact of this transaction was not material to PFPC's financial results or the consolidated financial results of PNC.

PFPC earned $12 million for the first quarter of 2003 compared with $17 million for the first quarter of 2002. Earnings for the first three months of 2003 declined compared with the prior year quarter as the effect of lower fund servicing revenue more than offset lower operating and debt financing costs.

The depressed market conditions, a shift in product mix and the impact of client attrition, coupled with the cost of technology and infrastructure enhancements, exerted pressure on operating margins. Margins are expected to remain under pressure at least until equity markets and investor sentiment and demand improve for a sustained period.

Fund servicing revenue of $193 million for the first three months of 2003 decreased $20 million compared with the first three months of 2002. The positive impact of new sales of accounting/administration services and offshore growth could not overcome revenue declines resulting from client attrition and equity market performance that impacted both shareholder activity levels and fund net asset valuations.

Operating expense decreased $8 million or 5% in the period-to-period comparison primarily due to reductions in staff and contract programmer expenses. In the second half of 2002, PFPC began a series of initiatives designed to improve efficiency. These included such projects as consolidating transfer agency platforms, increasing automation and executing planned facilities consolidation. PFPC's goal in 2003 is to reduce expenses by $40 million before factoring in the impact of reinvestment in technology and new business. Accordingly, the workforce has been reduced as average FTEs declined 10% for the first quarter 2003 compared with the first quarter of 2002.

During the second quarter of 2003, PFPC entered into an agreement to sell its retirement services business to Wachovia Retirement Services, part of Wachovia Corp., for an undisclosed amount. The transaction is expected to close later this year. PFPC did not believe it had sufficient scale to generate shareholder value in this product line. This transaction is not expected to have a material effect on ongoing PFPC operating results.

Operating income for the first three months of 2003 and 2002 reflected the accretion of a discounted client contract liability of $8 million and $9 million, respectively.

Accounting/administration net assets serviced have increased compared with March 31, 2002 primarily due to new business, which more than offset decreased asset valuations due to equity market performance. The decline in shareholder accounts serviced compared with March 31, 2002 was primarily due to the loss of one large transfer agency client.

In the fourth quarter of 2001, PFPC incurred $36 million of pretax charges related to a plan to consolidate certain facilities. The charges primarily reflected costs related to exiting certain lease agreements and the abandonment of related leasehold improvements. During the first three months of 2003, the Corporation recognized a $5 million reduction of the related liability consistent with the original consolidation plans. The remaining liability was $9 million at March 31, 2003.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME
Changes in net interest income and margin result from the interaction among the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and net interest margin. See the Balance Sheet Highlights section of this Financial Review and the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

Taxable-equivalent net interest income was $506 million and the net interest margin was 3.76% for the first quarter of 2003 compared with $593 million and 4.12%, respectively, for the first quarter of 2002. The declines in taxable-equivalent net interest income and net interest margin compared with the first quarter of 2002 were primarily due to the impact of the lower interest rate environment in 2003 and a $3.6 billion or 6% decrease in average earning assets. The decline in average earning assets resulted from continued downsizing of the institutional lending portfolio and run-off of residential mortgages, the impact of which was partially offset by a higher level of federal funds sold that increased overall balance sheet liquidity. See Interest Rate Risk in the Risk Management section of this Financial Review for additional information.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $36 million for the first quarter of 2003 compared with $82 million for the first quarter of 2002. Net charge-offs were $36 million or .42% of average loans for the first quarter of 2003 compared with $41 million, or .43%, respectively, for the first quarter of 2002. The provision for credit losses in the first quarter of 2002 included an addition to reserves related to the Corporate Banking business and the PNC Business Credit portfolio. The Corporate Banking additional reserves were in connection with an apparent fraud related to a seller of receivables to Market Street. The additional reserves for PNC Business Credit reflected economic conditions and the growth of its loan portfolio.


NONINTEREST INCOME
Total noninterest income was $795 million for the first quarter of 2003 compared with $790 million for the first quarter of 2002. Asset management, fund servicing and brokerage fees declined by $14 million, $19 million and $14 million, respectively, compared with the prior year quarter while net securities gains increased by $52 million.

Asset management fees totaled $207 million for the first quarter of 2003, a decline of $14 million compared with the first quarter of 2002. The decrease compared with the prior year quarter reflected the continued negative impact of the weak equity markets. Consolidated assets under management were $313 billion at March 31, 2003, an increase of $28 billion from March 31, 2002. The increase compared with March 31, 2002 reflected growth in fixed income assets managed by BlackRock that was partially offset by declines in liquidity and equity assets.

Fund servicing fees were $193 million for the first three months of 2003 compared with $212 million for the first quarter of 2002. The positive impact of new sales of accounting/administration services and offshore growth could not overcome revenue declines resulting from client attrition and equity market performance that impacted both shareholder activity levels and fund net asset valuations.

Service charges on deposits totaled $57 million in the first quarter of 2003, an increase of $3 million, or 6%, compared with the first quarter of 2002. The increase was attributable to higher transaction volumes per account and a 6% increase in checking relationships over the prior year quarter.

Brokerage fees declined $14 million, to $41 million, in the first three months of 2003 compared with the year-ago quarter as lower sales commissions and lower trading volumes resulted from the impact of depressed financial market conditions.

Consumer services revenue totaled $59 million for the first quarter of 2003, an increase of $4 million, or 7%, compared with the first quarter of 2002. The increase reflects additional fees from ATM transactions arising from growth in transaction volumes due to an increase in the number of ATM machines and interchange rates and additional fees from debit card transactions arising from higher transaction volumes. Visa recently settled litigation with major retailers regarding pricing and usage of consumer debit cards. The settlement will effectively lower prices paid by merchants to Visa and its member banks. Although PNC was not a defendant in the litigation, the settlement will lower future revenue from certain debit card transactions beginning in the third quarter of 2003. Based on current cards issued and transaction mix and the reduced fee effective August 1, 2003, the lost revenue impact to PNC is estimated to be approximately $6 million in 2003.

Corporate services revenue was $116 million for the first three months of 2003 compared with $118 million for the prior year quarter. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale included in corporate services revenue totaled $15 million for the first quarter of 2003 and $23 million for the first quarter of 2002. Treasury management fees totaled $57 million for the first quarter of 2003, a $4 million increase over the same period of 2002.

Equity management (private equity activities) net losses on portfolio investments were $4 million in the first quarter of 2003 and $2 million for the first quarter of 2002.

Net securities gains totaled $56 million for the first quarter of 2003 and $4 million for the first quarter of 2002. Net securities gains in 2003 included $25 million related to the liquidation of the three entities formed in 2001 in transactions with AIG.

Other noninterest income was $70 million for the first three months of 2003, a decline of $3 million from the first three months of 2002 primarily due to lower gains on sales of loans. Net trading income included in other noninterest income was $27 million for the first quarter of 2003 compared with $24 million for the first quarter of 2002. See Note 5 Trading Activities in the Notes to Consolidated Financial Statements for additional information.


NONINTEREST EXPENSE
Total noninterest expense was $856 million for the first quarter of 2003, an increase of $49 million compared with the first quarter of 2002. The efficiency ratio was 66% for the first three months of 2003 and 58% for the first three months of 2002. First quarter 2003 noninterest expense included $29 million of costs paid in connection with the liquidation of the three entities formed in 2001 in transactions with AIG and a facilities charge of $23 million related to leased space consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The financial impact of the liquidation costs incurred in connection with the liquidation of the entities formed in 2001 in transactions with AIG on first quarter 2003 pretax income was mostly offset by related net securities gains included in noninterest income. The benefit of efficiency initiatives was reflected in other categories of noninterest expense for the first three months of 2003.

Average employees totaled approximately 23,600 and 24,100 for the first three months of 2003 and 2002, respectively. The decrease was mainly in Regional Community Banking, PNC Advisors and PFPC.

CONSOLIDATED BALANCE SHEET REVIEW

LOANS
Loans were $35.2 billion at March 31, 2003, a $.2 billion decrease from December 31, 2002 primarily due to runoff in the residential mortgage and auto lease portfolios.

DETAILS OF LOANS

                                       March 31    December 31
In millions                                2003           2002
---------------------------------------------------------------
Commercial
 Retail/wholesale                        $4,147         $4,161
 Manufacturing                            3,685          3,454
 Service providers                        1,978          1,906
 Real estate related                      1,441          1,481
 Financial services                       1,255          1,218
 Communications                             110            124
 Health care                                422            458
 Other                                    2,035          2,185
---------------------------------------------------------------
    Total commercial                     15,073         14,987
---------------------------------------------------------------
Commercial real estate
 Real estate project                      1,749          1,750
 Mortgage                                   492            517
---------------------------------------------------------------
    Total commercial real estate          2,241          2,267
---------------------------------------------------------------
Consumer
 Home equity                              8,435          8,108
 Automobile                                 476            484
 Other                                    1,209          1,262
---------------------------------------------------------------
    Total consumer                       10,120          9,854
---------------------------------------------------------------
Residential mortgage                      3,627          3,921
Lease financing
 Equipment                                3,500          3,560
 Vehicle                                  1,346          1,521
---------------------------------------------------------------
    Total lease financing                 4,846          5,081
---------------------------------------------------------------
Other                                       356            415
Unearned income                          (1,018)        (1,075)
---------------------------------------------------------------
    Total, net of unearned income       $35,245        $35,450
===============================================================

Loan portfolio composition continued to be diversified across PNC's footprint among numerous industries and types of businesses.

Portfolio composition based on the total of loans and unfunded commitments remained concentrated in investment grade equivalent exposure and secured lending. Exposure to client relationships with greater than $50 million in loans and unfunded commitments totaled $13.1 billion at March 31, 2003, compared with $13.4 billion at December 31, 2002. Of the total exposure to relationships with greater than $50 million in loans and unfunded commitments at March 31, 2003, 69% was investment grade equivalent.

WHOLESALE LENDING STATISTICS

                                            March 31  December 31
                                                2003        2002
------------------------------------------------------------------
Portfolio composition-total exposure
   Investment grade equivalent                    51%         52%
   Non-investment grade-secured
   lending                                        25          24
   Non-investment grade                           24          24
------------------------------------------------------------------
     Total                                       100%        100%
------------------------------------------------------------------
Client relationships >$50 million-total
   exposure                                  $13,086     $13,392
Client relationships >$50
   million-customers                             145         140
------------------------------------------------------------------


The equipment lease financing portfolio totaled $3.5 billion at March 31, 2003 and included approximately $1.5 billion of cross border leases. These leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia.

Aggregate residual value at risk on the total commercial lease portfolio at March 31, 2003 was $1.2 billion. Steps have been taken to mitigate $.7 billion of this residual risk, leaving $.5 billion of unmitigated risk.

At March 31, 2003, loans of $35.2 billion included $1.2 billion of vehicle leases, net of unearned income, and $9 million of commercial and commercial real estate loans that have been designated for exit.

At March 31, 2003, PNC's vehicle leasing business had $1.2 billion in assets that have been designated for exit comprised of vehicle leases with an aggregate residual value of $.9 billion and $.3 billion of estimated future customer lease payments. As of March 31, 2003, there were approximately 59,300 active vehicle leases scheduled to mature as follows: 18,300, 22,000, 12,800, 6,200 and less than 100 in years 2003, 2004, 2005, 2006 and 2007, respectively. The associated residual values are as follows: $340 million, $350 million, $180 million, $70 million and less than $.2 million, respectively.

A fourth quarter 2001 charge of $135 million in connection with the vehicle leasing business included exit costs and additions to reserves related to insured residual value exposures. At March 31, 2003, the related liability was $119 million. Until the remaining leases mature, the Corporation will continue to be subject to risks inherent in the vehicle leasing business, including credit risk and the risk that vehicles returned during or at the conclusion of the lease term cannot be disposed of at a price at least as great as the Corporation's remaining investment in the vehicles after application of any available residual value insurance or related reserves. The assumptions that were used to establish these reserves in 2001 are monitored and evaluated on an ongoing basis. Accordingly, these reserves were considered adequate at March 31, 2003.

NET UNFUNDED COMMITMENTS

                                        March 31   December 31
In millions                                 2003          2002
----------------------------------------------------------------
Commercial                               $18,740       $19,525
Commercial real estate                       690           718
Consumer                                   5,450         5,372
Lease financing                               89           103
Other                                        136           125
Institutional lending repositioning          547         1,015
----------------------------------------------------------------
 Total                                   $25,652       $26,858
================================================================

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commitments include loan commitments and liquidity facilities provided to Market Street. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.2 billion at both March 31, 2003 and December 31, 2002.

Net outstanding letters of credit totaled $3.7 billion at both March 31, 2003 and December 31, 2002 and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur.

LOANS HELD FOR SALE
Loans held for sale were $1.7 billion at March 31, 2003 compared with $1.6 billion at December 31, 2002.

DETAILS OF LOANS HELD FOR SALE

                                          March 31   December 31
In millions                                   2003          2002
-----------------------------------------------------------------
Institutional lending repositioning
 Commercial
    Manufacturing                              $99          $126
    Communications                              10            32
    Service providers                            7            16
    Retail/wholesale                             6            12
    Financial services                          12            17
    Health care                                 11            21
    Real estate related                                        2
    Other                                       16            27
-----------------------------------------------------------------
      Total commercial                         161           253
-----------------------------------------------------------------
 Commercial real estate                         20            45
-----------------------------------------------------------------
    Total institutional lending
      repositioning                            181           298
Education loans                              1,243         1,035
Other                                          278           274
-----------------------------------------------------------------
      Total loans held for sale             $1,702        $1,607
=================================================================


Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are included in the Wholesale Banking sections of the Review of Businesses within this Financial Review. A rollforward of the institutional lending held for sale portfolio follows:

ROLLFORWARD OF INSTITUTIONAL LENDING HELD FOR SALE PORTFOLIO

In millions                        Credit Exposure  Outstandings
-----------------------------------------------------------------
January 1, 2003                               $626        $298
Additions                                                    3
Sales                                         (106)        (66)
Payments and other exposure
  reductions                                  (153)        (38)
Valuation adjustments, net                     (23)        (16)
-----------------------------------------------------------------
  March 31, 2003                              $344        $181
=================================================================

During the first three months of 2003 and 2002, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $15 million and $23 million, respectively. Details by Wholesale Banking business for the first three months of 2003 follow:

INSTITUTIONAL LENDING HELD FOR SALE ACTIVITY

Three months ended
March 31, 2003             Net gains on     Valuation
In millions                 liquidation   adjustments     Total
-----------------------------------------------------------------
Corporate Banking                   $30          $(13)      $17
PNC Real Estate Finance               8            (7)        1
PNC Business Credit                                (3)       (3)
-----------------------------------------------------------------
    Total                           $38          $(23)      $15
=================================================================


Substantially all education loans are classified as loans held for sale. The increase in education loans at March 31, 2003, compared with December 31, 2002, reflected the seasonal nature of this loan activity.

NONPERFORMING, PAST DUE AND POTENTIAL PROBLEM ASSETS
Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

NONPERFORMING ASSETS BY TYPE

                                            March 31   December 31
Dollars in millions                             2003          2002
-------------------------------------------------------------------
Nonaccrual loans
   Commercial                                    $252         $226
   Lease financing                                 51           57
   Commercial real estate                          13            7
   Consumer                                        11           11
 Residential mortgage                               7            7
-------------------------------------------------------------------
    Total nonaccrual loans                        334          308
Troubled debt restructured loan                     1            1
-------------------------------------------------------------------
    Total nonperforming loans                     335          309
Nonperforming loans held for sale (a)              61           97
Foreclosed assets
   Residential mortgage                             6            6
   Other                                            6            6
-------------------------------------------------------------------
    Total foreclosed assets                        12           12
-------------------------------------------------------------------
 Total nonperforming assets                      $408         $418
===================================================================
Nonperforming loans to total loans                .95%         .87%
Nonperforming assets to total loans,
 loans held for sale and foreclosed
 assets                                          1.10         1.13
Nonperforming assets to total assets              .59          .63
===================================================================

(a) Includes troubled debt restructured loans held for sale of $12 million and $17 million as of March 31, 2003 and December 31, 2002, respectively.

Of the total nonperforming loans at March 31, 2003, 39% are related to PNC Business Credit. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion being classified as nonperforming. The above table excludes nonperforming equity management assets carried at estimated fair value of $30 million and $40 million at March 31, 2003 and December 31, 2002, respectively, and included in other assets on the Consolidated Balance Sheet. Nonperforming equity management assets at March 31, 2003 and December 31, 2002, include $3 million and $12 million, respectively, of troubled debt restructured assets.

The amount of nonperforming loans that were current as to principal and interest was $101 million at March 31, 2003 and $107 million at December 31, 2002. The amount of nonperforming loans held for sale that were current as to principal and interest was $21 million at March 31, 2003 and $46 million at December 31, 2002.

NONPERFORMING ASSETS BY BUSINESS

                                       March 31     December 31
In millions                                2003            2002
----------------------------------------------------------------
Regional Community Banking                  $86             $82
Corporate Banking                           166             187
PNC Real Estate Finance                      12               2
PNC Business Credit                         139             142
PNC Advisors                                  5               5
----------------------------------------------------------------
  Total nonperforming assets               $408            $418
================================================================

At March 31, 2003, Corporate Banking and PNC Business Credit had nonperforming loans held for sale of $52 million and $7 million, respectively, which are included in the preceding table.

CHANGE IN NONPERFORMING ASSETS

In millions                                  2003         2002
----------------------------------------------------------------
January 1                                    $418         $391
Transferred from accrual                      111          232
Returned to performing                         (1)         (18)
Principal reductions                          (55)         (63)
Asset sales                                   (18)         (69)
Charge-offs and valuation adjustments         (47)         (35)
----------------------------------------------------------------
   March 31                                  $408         $438
================================================================

For the remainder of 2003, continued weakness or further weakening of the economy, or other factors that affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods.

ACCRUING LOANS AND LOANS HELD FOR SALE PAST DUE 90 DAYS OR MORE

                                                Percent of Total
                                     Amount         Outstandings
                          ----------------------------------------
                           Mar. 31  Dec. 31  Mar. 31     Dec. 31
Dollars in millions           2003     2002     2003        2002
------------------------------------------------------------------
Commercial                    $17      $41       .11%        .27%
Commercial real estate          6       10       .27         .44
Consumer                       29       25       .29         .25
Residential mortgage           43       38      1.18         .97
Lease financing                 2        1       .05         .02
------------------------------------------------------------------
 Total loans                   97      115       .28         .32
Loans held for sale            13       32       .76        1.99
------------------------------------------------------------------
 Total loans and
 loans held for sale         $110     $147       .30%        .40%
==================================================================

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months, totaled $223 million and $11 million, respectively, at March 31, 2003. Approximately 45% of these loans are in the PNC Business Credit portfolio and all of the loans held for sale relate to the institutional lending repositioning.


ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT The Corporation maintains an allowance for credit losses to absorb losses from the loan portfolio. The allowance is determined based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The methodology for measuring the appropriate level of the allowance consists of several elements, including specific allocations to impaired loans, allocations to pools of non-impaired loans and unallocated reserves. While allocations are made to specific loans and pools of loans, the total reserve is available for all loan losses.

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

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by PNC's business structure and internal risk rating categories. Key elements of the pool reserve methodology include expected default probabilities ("EDP"), loss given default ("LGD") and exposure at default ("EAD"). EDPs are derived from historical default analyses and are a function of the borrower's risk rating grade and expected loan term. LGDs are derived from historical loss data and are a function of the loan's collateral value and other structural factors that may affect the ultimate ability to collect on the loan. EADs are derived from banking industry and PNC's own exposure at default data. Enhancements and refinements to the reserve methodology in 2002 consisted of updating data elements in the pool reserve model. Specifically, the EDP, EAD and LGD parameters were enhanced to reflect updated historical performance data.

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

Consumer (including residential mortgage) loan allocations are made at a total portfolio level by consumer product line based on historical loss experience. A four-quarter average loss rate is computed as net charge-offs for the prior four quarters as a percentage of the average loans outstanding in those quarters. This loss rate is applied to loans outstanding at the end of the current period.

The final loan reserve allocations are based on this methodology and management's judgment of other qualitative factors which may include, among others, regional and national economic conditions, business segment and portfolio concentrations, historical versus estimated losses, model risk and changes to the level of credit risk in the portfolio.

Unallocated reserves are established to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, potential judgment and data errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in the risk measures or characteristics of the portfolio due to inherent lags in information. Management's evaluation of these and other relevant factors determines the level of unallocated reserves established at the evaluation date.

The Reserve Adequacy Committee provides oversight for the allowance evaluation process, including quarterly evaluations and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board of Directors.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                          March 31, 2003      December 31, 2002
                     --------------------------------------------
                                Loans to               Loans to
                                   Total                  Total
Dollars in millions  Allowance     Loans   Allowance      Loans
-----------------------------------------------------------------
Commercial                $509      42.8%       $504       42.3%
Commercial
  real estate               60       6.3          52        6.4
Consumer                    28      28.7          28       27.8
Residential mortgage        10      10.3          10       11.0
Lease financing
and other                   73      11.9          79       12.5
-----------------------------------------------------------------
Total                     $680     100.0%       $673      100.0%
=================================================================


For purposes of this presentation, the unallocated portion of the allowance for credit losses of $111 million at March 31, 2003 and $112 million at December 31, 2002 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 16% of the total allowance and .32% of total loans at March 31, 2003, compared with 17% and .32%, respectively, at December 31, 2002. Enhancements and refinements to the reserve methodology during 2002 resulted in a reallocation of the allowance for credit losses among the Corporation's businesses and from unallocated to specific and pool categories.

The provision for credit losses for the first three months of 2003 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of March 31, 2003 reflected changes in loan portfolio composition and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

In millions                                     2003       2002
-----------------------------------------------------------------
January 1                                       $673       $560
Charge-offs                                      (50)       (57)
Recoveries                                        14         16
-----------------------------------------------------------------
   Net charge-offs                               (36)       (41)
Provision for credit losses                       36         82
Acquired allowance (NBOC acquisition)                        41
Net change in allowance for unfunded
     loan commitments and letters of credit       7         (29)
-----------------------------------------------------------------
   March 31                                     $680       $613
=================================================================


ROLLFORWARD OF ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

In millions                                    2003          2002
-----------------------------------------------------------------
January 1                                       $84           $70
Net change in allowance for unfunded
 loan commitments and letters of credit          (7)           29
-----------------------------------------------------------------
 March 31                                       $77           $99
==================================================================

The allowance as a percent of nonperforming loans and total loans was 203% and 1.93%, respectively, at March 31, 2003. The comparable first quarter 2002 percentages were 244% and 1.59%, respectively.

CHARGE-OFFS AND RECOVERIES

                                                                    Percent of
Three months ended March 31                                    Net     Average
Dollars in millions           Charge-offs  Recoveries  Charge-offs       Loans
--------------------------------------------------------------------------------
2003
Commercial                            $32         $10          $22         .59%
Commercial real estate
Consumer                               10           3            7         .28
Residential mortgage
Lease financing                         8           1            7         .73
-------------------------------------------------------------------
   Total                              $50         $14          $36         .42
================================================================================
2002
Commercial                            $39         $10          $29         .72%
Commercial real estate                  2                        2         .33
Consumer                               10           4            6         .26
Residential mortgage                    1           1
Lease financing                         5           1            4         .37
-------------------------------------------------------------------
   Total                              $57         $16          $41         .43
================================================================================

CREDIT-RELATED INSTRUMENTS

CREDIT DEFAULT SWAPS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At March 31, 2003, credit default swaps with $232 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial And Other Derivatives section of this Financial Review. The comparable amount was $184 million at December 31, 2002. Net losses realized in connection with credit default swaps for quarter ending March 31, 2003 were not significant.

INTEREST RATE DERIVATIVE RISK PARTICIPATION AGREEMENTS
The Corporation enters into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements executed by the Corporation to mitigate credit risk had a total notional value of $35 million at March 31, 2003 compared with $43 million at December 31, 2002. Additionally, risk participation agreements entered into in which the Corporation assumed credit exposure had a total notional value of $50 million at March 31, 2003 compared with $109 million at December 31, 2002. These agreements are considered to be financial guarantees and therefore are not included in the Financial And Other Derivatives section of this Financial Review.

SECURITIES
Total securities were $15.0 billion and represented 22% of total assets at March 31, 2003 compared with $13.8 billion and 21%, respectively, at December 31, 2002. The increases were primarily due to purchases during the first quarter of 2003 of mortgage-backed and asset-backed securities partially offset by sales of securities of United States government agencies and securities designated as held to maturity at December 31, 2002.

At March 31, 2003, the securities available for sale balance included a net unrealized gain of $257 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax or, for the portion attributable to a hedged risk as part of a fair value hedge strategy, in net income. The expected weighted-average life of securities available for sale was 2 years and 8 months at both March 31, 2003 and December 31, 2002.

Securities designated as held to maturity at December 31, 2002 were carried at amortized cost and were assets of companies formed in 2001 in transactions with AIG that were consolidated in PNC's financial statements. In January 2003, these securities were sold and these companies were liquidated. The expected weighted-average life of securities held to maturity was 20 years and 2 months at December 31, 2002.

DETAILS OF SECURITIES

                                            Amortized       Fair
In millions                                      Cost      Value
-----------------------------------------------------------------
MARCH 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $457       $459
   Mortgage-backed                             10,575     10,766
   Asset-backed                                 3,147      3,208
   State and municipal                             57         59
   Other debt                                      53         56
Corporate stocks and other                        427        425
-----------------------------------------------------------------
   Total securities available for sale        $14,716    $14,973
=================================================================
December 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $813       $826
   Mortgage-backed                              8,916      9,103
   Asset-backed                                 2,699      2,780
   State and municipal                             61         63
   Other debt                                      58         61
Corporate stocks and other                        597        585
-----------------------------------------------------------------
   Total securities available for sale        $13,144    $13,418
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $276       $309
   Asset-backed                                     8          8
   Other debt                                      61         61
-----------------------------------------------------------------
   Total securities held to maturity             $345       $378
=================================================================

EQUITY MANAGEMENT ACTIVITIES
At March 31, 2003, equity management (private equity activities) investments carried at estimated fair value totaled approximately $577 million compared with $530 million at December 31, 2002. As of March 31, 2003, approximately 51% of the amount is invested directly in a variety of companies and approximately 49% is invested in various limited partnerships. Equity management funding commitments totaled $204 million at March 31, 2003 compared with $173 million at December 31, 2002. The valuation of equity management assets is subject to the performance of the underlying companies as well as market conditions and may be volatile. There is a time lag in the Corporation's receipt of the financial information that is the primary basis for the valuation of the limited partnership interests. Consequently, PNC will recognize in the second quarter of 2003 valuation changes related to limited partnership investments that reflect the impact of first quarter 2003 market conditions and performance of the underlying companies. The Corporation continues to make private equity investments at a more moderate pace than prior years and consistent with current market conditions. Currently, emphasis is being placed on the management of capital for other investors. See Equity Management Asset Valuation in the Risk Factors section of this Financial Review for additional information.

FUNDING SOURCES
Total funding sources were $55.6 billion at March 31, 2003 and $54.1 billion at December 31, 2002, an increase of $1.5 billion corresponding to an increase of $2.2 billion in total assets and an increase in accrued expenses and other liabilities of $.8 billion. Total deposits increased $2.1 billion from December 31, 2002 due to an increase in demand and money market deposits. This increase included a deposit of approximately $900 million from a single customer received prior to the end of the first quarter of 2003. As expected, this deposit was subsequently withdrawn in April 2003.

DETAILS OF FUNDING SOURCES

                                            March 31   December 31
In millions                                     2003          2002
-------------------------------------------------------------------
Deposits
   Demand and money market                   $34,643       $32,349
   Savings                                     2,110         2,014
   Retail certificates of deposit              9,392         9,839
   Other time                                    367           317
   Deposits in foreign offices                   569           463
-------------------------------------------------------------------
     Total deposits                           47,081        44,982
-------------------------------------------------------------------
Borrowed funds
   Federal funds purchased                        34            38
   Repurchase agreements                       1,082           814
   Bank notes and senior debt                  3,850         4,400
   Federal Home Loan Bank borrowings           1,146         1,256
   Subordinated debt                           2,234         2,423
   Other borrowed funds                          188           185
-------------------------------------------------------------------
     Total borrowed funds                      8,534         9,116
-------------------------------------------------------------------
   Total                                     $55,615       $54,098
===================================================================

LIQUIDITY
Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At March 31, 2003, such assets totaled $18.9 billion, with $12.0 billion pledged as collateral for borrowings, trust and other commitments. Secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A., ("PNC Bank") PNC's principal bank subsidiary, is a member, are generally secured by residential mortgages, other real-estate related loans and mortgage-backed securities. At March 31, 2003, total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $9.3 billion. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

Liquidity for the parent company and PNC's non-bank subsidiaries is also generated through the issuance of securities in public or private markets and lines of credit. At March 31, 2003, the Corporation had unused capacity under effective shelf registration statements of approximately $3.3 billion of debt or equity securities and $400 million of trust preferred capital securities. In March 2003, the Corporation entered into a new two-year $200 million credit facility, which is intended to serve as a tool for managing corporate liquidity. This facility, which is non-reciprocal, replaced the Corporation's $460 million multi-bank facility that expired in March 2003.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank. PNC Bank's dividend level may be impacted by its capital needs, supervisory policies, corporate policies, contractual restrictions and other factors. Also, there are statutory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by all bank subsidiaries without prior regulatory approval was approximately $189 million at March 31, 2003.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of March 31, 2003, the parent company had approximately $938 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. Based on the amount of funds currently available at the parent company level and the amount of dividends currently payable by PNC Bank, management expects that the parent company will have sufficient liquidity available to meet current obligations to its debt holders, vendors, and others and to pay dividends at current rates through 2003.

CAPITAL
The access to and cost of funding new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength. Supervision and regulation is discussed in more detail in the Business section of the 2002 Form 10-K. At March 31, 2003, each banking subsidiary of the Corporation was considered "well capitalized" based on regulatory capital ratio requirements.

RISK-BASED CAPITAL

                                            March 31   December 31
Dollars in millions                             2003          2002
-------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                  $6,783         $6,849
     Preferred                                    9             10
   Trust preferred capital securities           848            848
   Minority interest                            244            234
   Goodwill and other intangibles            (2,485)        (2,446)
   Net unrealized securities gains             (167)          (179)
   Net unrealized gains on cash flow
     hedge derivatives                         (116)          (135)
   Equity investments in
       nonfinancial companies                   (35)           (34)
   Other, net                                   (23)           (26)
--------------------------------------------------------------------
     Tier 1 risk-based capital                5,058          5,121
   Subordinated debt                          1,350          1,350
   Minority interest                                            36
   Eligible allowance for credit losses         727            726
--------------------------------------------------------------------
   Total risk-based capital                  $7,135         $7,233
====================================================================
Assets
   Risk-weighted assets, including
     off-balance sheet instruments and
     market risk equivalent assets          $58,159        $58,030
   Adjusted average total assets             63,201         62,967
====================================================================
Capital ratios
   Tier 1 risk-based                           8.7%           8.8%
   Total risk-based                           12.3           12.5
   Leverage                                    8.0            8.1
====================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Common shares outstanding at March 31, 2003 were 281.6 million. PNC's repurchase program was adopted in January 2002 and permits the purchase of up to 35 million shares of common stock through February 29, 2004. Under this program, PNC purchased 4.4 million common shares during the first quarter of 2003 at a total cost of $193 million. Management continues to be authorized to purchase up to a total of $1.0 billion of its common stock during 2003. The extent and timing of share repurchases during the remainder of the year will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital and the potential impact on PNC's credit rating. Under applicable regulations, as long as PNC remains subject to its written agreement with the Federal Reserve Bank of Cleveland, it must obtain prior regulatory approval to repurchase its common stock in amounts that exceed 10 percent of consolidated net worth in any 12-month period. A total of 4.7 million common shares have been repurchased under this program from inception through March 31, 2003.

RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below, in the Consolidated Balance Sheet Review, Risk Management and Forward-Looking Statements sections of this Financial Review and elsewhere in this report. The Business section of the 2002 Form 10-K describes a number of risks applicable to the Corporation, including: business and economic conditions, supervision and regulation, monetary and other policies, competition, disintermediation, asset management performance, fund servicing, acquisitions, and terrorist activities and international hostilities. Reference is made to the 2002 Form 10-K for a detailed description of these risks which continue to have the potential to impact the Corporation's business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
The Corporation's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect PNC's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on PNC's future financial condition and results of operations.

See Note 3 Recent Accounting Pronouncements and Note 14 Commitments and Guarantees regarding the Corporation's adoption of FIN 45 effective January
1, 2003. Also, see Note 1 Accounting Policies for further information regarding investments in variable interest entities that are expected to be accounted for under FIN 46 and that may have a material impact on PNC's financial condition and results of operations.

ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT The allowances for credit losses and unfunded loan commitments and letters of credit are calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowances is based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $509 million, or 75%, of the total allowance for credit losses at March 31, 2003 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. See the Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit section in the Consolidated Balance Sheet Review and Note 7 Allowances For Credit Losses And Unfunded Loan Commitments And Letters of Credit for additional information.

LOANS HELD FOR SALE
At the time management intends to sell credit exposure, management designates the exposure as held for sale. At the initial transfer date to held for sale, any lower of cost or market ("LOCOM") adjustment is recorded as a charge-off, which on an outstanding loan results in a new cost basis. On the unfunded portion of the total exposure, a liability is established. Any subsequent adjustment as a result of LOCOM is recorded as a valuation allowance through noninterest income on the loan portion classified as held-for-sale. Any permanent reduction of the exposure, such as sale or termination of the exposure, may have an impact on the exposure's valuation allowance or liability. This change in valuation allowance or liability is recorded through noninterest income. Although the market value for certain held for sale assets may be readily obtainable, other assets require significant judgments by management as to the value that could be realized at the balance sheet date. These assumptions include, but are not limited to, the cash flows generated from the asset, the timing of a sale, the value of any collateral, the market conditions for the particular credit, overall investor demand for the asset and the determination of a proper discount rate. Changes in market conditions and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods. See the Loans Held For Sale section in the Consolidated Balance Sheet Review for additional information.

EQUITY MANAGEMENT ASSET VALUATION
Equity management (private equity) assets are valued at each balance sheet date based on primarily either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value of the investments. Changes in the value of equity management investments are reflected in the Corporation's results of operations. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments.

Market conditions and actual performance of the companies invested in could differ from these assumptions and from the assumptions made by the general partners, respectively, resulting in lower valuations that could adversely impact earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments. See the Equity Management Activities section in the Consolidated Balance Sheet Review and Note 1 Accounting Policies for additional information.

COMMERCIAL MORTGAGE SERVICING RIGHTS
Commercial mortgage servicing rights ("MSR") are intangible assets that represent the value of rights that arise from the servicing of commercial loan contracts. While servicing is inherent in most financial assets, it becomes a distinct asset when (a) contractually separated from the underlying financial asset by sale or securitization of the asset with servicing retained or (b) through the separate purchase and assumption of the servicing. The Corporation's MSR asset value (both originated and purchased) arises from estimates of future revenues from contractually specified servicing fees, interest income and other ancillary revenues, net of estimated operating expenses, which are expected to yield an acceptable level of risk adjusted return for the servicer.

The fair value of the Corporation's MSR asset is estimated using a discounted cash flow methodology, which calculates the net present value of future cash flows of the servicing portfolio over the estimated life of the asset based on various assumptions and market factors, the most significant of which include interest rates for escrow and deposit balance earnings, estimated prepayment speeds, estimated servicing costs, portfolio stratification, and discount rates. The reasonableness of these factors is reviewed by management and is based on expectations of the portfolio, market conditions, and loan characteristics.

The Corporation's commercial loan servicing portfolio is subject to various risks, the most significant being interest rate and prepayment risk, which subject the MSR asset to impairment risk. While the MSR asset is amortized over its estimated life in proportion to estimated net servicing income, it is also tested for impairment at a strata level on a quarterly basis. The impairment testing includes a positive and negative scenario for sensitivity characteristics. If the estimated fair value of the MSR is less than the carrying value, an impairment loss would be recognized in the current period; however, any fair value in excess of the cost basis would not be recognized as income.

LEASE RESIDUALS
Leases are carried at the aggregate of lease payments and the estimated residual value of the leased property, less unearned income. The Corporation provides financing for various types of equipment, aircraft, energy and power systems, rolling stock, manufacturing and vehicles through a variety of lease arrangements, including leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. A significant portion of the residual value is subject to a lessee requirement to either purchase or provide residual value insurance. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions in the United States and in the applicable foreign countries and the financial viability of the residual guarantors and insurers. To the extent not assumed by a third party or otherwise mitigated, the Corporation bears the risk of ownership of the leased assets including the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value which could result in a charge and adversely impact earnings in future periods. Residual values are reviewed on a regular basis for potential impairment.

GOODWILL
Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The majority of the Corporation's goodwill relates to value inherent in fund servicing and banking businesses. The value of this goodwill is dependent upon the Corporation's ability to provide quality, cost effective services in the face of competition from other market leaders on a national and global basis. This ability in turn relies upon continuing investments in processing systems, the development of value-added service features, and the ease of use of the Corporation's services.

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

RISK MANAGEMENT

In the normal course of business, the Corporation assumes various types of risk, which include, among other things, credit risk, market risk and operating risk. Liquidity risk is described in the Consolidated Balance Sheet Review section of this Financial Review. See the Business section and Financial Review of the 2002 Form 10-K for further information. These factors and others could impact the Corporation's business, financial condition and results of operations.

PNC has risk management processes designed to provide for risk identification, measurement and monitoring. As previously reported, PNC has taken a number of actions to enhance these processes, including centralization of the risk management function and the ongoing development of an enterprise-wide risk profile. In 2002 and the first quarter of 2003, PNC has devoted significant resources toward enhancing its corporate governance and risk management processes and policies. During this period, the Corporation has strengthened its executive management team and, working closely with its regulatory agencies, enhanced internal oversight with the previously announced appointment of a new chief regulatory officer, new chief risk officer and new chief compliance officer. In addition, the Corporation has added four new outside directors bringing further financial and industry expertise to the board of directors.

CREDIT RISK
Credit risk represents the possibility that a borrower, counterparty, insurer or guarantor may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into financial derivative transactions. Credit risk is the most common risk in banking and the most significant risk to PNC.

The Corporation actively measures sources of credit risk based on the calculated expected and unexpected losses in the portfolio. Expected loss is a component in calculating the appropriate level of the allowance for credit losses. See the Allowances for Credit Losses and Unfunded Commitments and Letters of Credit
section in the Consolidated Balance Sheet Review for additional information. The unexpected loss calculation seeks to capture the loss volatility in the portfolio and is the foundation for economic capital measurement at both the transaction and business level. Stress testing and scenario analyses are performed regularly, providing guidance to management on the potential impact of macroeconomic events on the level of credit risk.

Critical to the measurement of credit risk is the accuracy of risk ratings in the commercial loan portfolio. Corporate risk management reviews and, if necessary, adjusts risk ratings at the time of approval. Subsequent to approval, problem commercial loans are reviewed quarterly through the Special Asset Committees. Additionally, an independent Credit Risk Review function audits risk rating accuracy.

Board-approved risk tolerances and Executive Credit Committee approved policies and procedures set the portfolio objectives for the level and composition of credit risk. Guidelines have been established for the levels of aggregate borrower exposure, problem loans and other credit metrics. Compliance with portfolio limits based on risk pools is monitored and reported quarterly.

The Corporation seeks to achieve credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry. Reductions in risk concentrations are achieved through participations with third parties, loan sales and credit derivatives. Loan evaluation tools that identify deteriorating borrower credit quality are employed to actively manage and reduce exposure. Capital measurement and customer profitability are employed to seek to manage the risk/return relationship.

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

The Corporation actively measures and monitors components of interest rate risk including term structure or repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. The Corporation measures and manages both the short-term and long-term effects of changing interest rates. An income simulation model measures the sensitivity of net interest income to changing interest rates over the next twenty-four month period. An economic value of equity model measures the sensitivity of the value of existing on-balance-sheet and off-balance-sheet positions to changing interest rates. Because the assumptions employed in these models are inherently uncertain, actual results will differ from simulated results. Such analyses are used by management to identify risk and develop strategies.

The Corporation's interest rate risk management policies provide that net interest income should not decrease by more than 3% if interest rates gradually increase or decrease from current rates by 100 basis points over a twelve-month period and that, in the subsequent year, net interest income should not decrease by more than 6%. The policy further states that the economic value of equity should not decrease by more than 1.5% of the book value of assets for a 200 basis point instantaneous increase or decrease in interest rates. In the scenario with a 200 basis point decrease in interest rates, no rates are reduced below zero.

At March 31, 2003, the Corporation's exposure to a 100 basis point decline in interest rates in the second year exceeds the approved policy limit. Consistent with the Corporation's policies, this exception has been reported to and approved by the Finance Committee of the Board of Directors. In the current low rate environment, management's actions have focused on reducing exposure to more modest rate declines and on the effects of rate increases on net interest income and the economic value of equity.

The following table sets forth the sensitivity results for the quarters ended March 31, 2003 and 2002.

INTEREST SENSITIVITY ANALYSIS

                                             March 31   March 31
                                                 2003       2002
--------------------------------------------------------------------
NET INTEREST INCOME SENSITIVITY SIMULATION
   Effect on net interest income in first
     year from gradual interest rate change
     over following 12 months of:
     100 basis point increase                      .6 %      (.2)%
     100 basis point decrease                    (3.0)%     (3.7)%
   Effect on net interest income in second
     year from gradual interest rate
     change over the preceding 12 months of:
     100 basis point increase                     3.7 %      (.5)%
     100 basis point decrease                   (11.8)%     (9.2)%
ECONOMIC VALUE OF EQUITY SENSITIVITY MODEL
   Effect on value of on- and off-balance-sheet
     positions as a percentage of assets from
     instantaneous change in interest rates of:
     200 basis point increase                     (.8)%      (1.0)%
     200 basis point decrease                     (.8)%        .4%
KEY PERIOD-END INTEREST RATES
   One month LIBOR                               1.30%       1.88%
   Three-year swap                               2.31%       4.73%
====================================================================

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, PNC routinely simulates the effects of a number of nonparallel interest rate environments. The following table reflects the percentage change in net interest income over the next two 12 month periods assuming the PNC economist's most likely rate forecast, implied market forward rates, a lower/steeper rate scenario and a higher/flatter scenario.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

NET INTEREST INCOME SENSITIVITY TO ALTERNATIVE RATE SCENARIOS

                                     PNC    Market
In millions                    Economist   Forward   Low/Steep   High/Flat
-----------------------------------------------------------------------------
Change in forecasted net interest income:
-----------------------------------------------------------------------------
  First year sensitivity            None       (.1)%       (.3)%       (.4)%
  Second year sensitivity            2.3%      1.3%         .2%       (1.3)%
=============================================================================

The graph below presents the yield curves for each of the alternative scenarios and for the base rate scenario one year forward.

The hard copy version of this Quarterly Report on Form 10-Q contains a graph entitled "Alternative Interest Rate Scenarios" that reflects the following data points:


                         Forecasted Rates-One Year Forward
                         ---------------------------------
                   1-month       2-year        3-year        5-year
                    LIBOR         Swap          Swap          Swap
                   -------       ------        ------        ------
Base Rates          1.31%         1.99%         2.56%         3.39%
PNC Economist       1.85          2.68          3.24          4.06
Market Forward      1.69          2.92          3.36          3.94
Low/Steep           1.02          1.99          2.64          3.61
High/Flat           1.66          1.99          2.46          3.12

TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies. Net trading income was $27 million for the first three months of 2003 compared with $24 million for the first three months of 2002. See Note 5 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

The Corporation seeks to manage risk associated with trading, capital markets and foreign exchange activities using a value-at-risk approach that combines interest rate risk, foreign exchange rate risk, spread risk and volatility risk. Using this approach, exposure is measured as the potential market-to-market loss within a 99% confidence interval of one-day moves in key market risk factors, such as interest rates. The estimated combined period-end value-at-risk of all trading operations using this measurement was less than $.6 million at both March 31, 2003 and March 31, 2002.

OPERATING RISK
The Corporation is exposed to a variety of operating risks that can affect each of its business activities, particularly those involving processing and servicing. Operating risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The risk of loss also includes losses that may arise from the potential legal actions that could result from operating deficiencies or noncompliance with contracts, laws or regulations. PNC monitors and evaluates operating risk on an ongoing basis through systems of internal control, formal Corporate-wide policies and procedures, and an internal audit function.

FINANCIAL AND OTHER DERIVATIVES

As previously reported, the Corporation uses a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in the Corporation's business activities, and substantially all of such instruments are used to seek to manage risk related to changes in interest rates. Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics among other reasons.

The following table sets forth changes, during the first three months of 2003, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                    Weighted-
                                       December 31                                                 March 31           Average
Dollars in millions                           2002      Additions     Maturities  Terminations         2003          Maturity
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                          $5,823                                    $(1,250)       $4,573       3 yrs. 3 mos.
     Pay fixed                                  67            $12           $(1)          (15)           63       4 yrs. 1 mo.
     Basis swaps                                52                                                       52       5 yrs. 7 mos.
   Interest rate caps                           16                                                       16       4 yrs. 5 mos.
   Interest rate floors                          7                                                        7       2 yrs.
   Futures contracts                           313             72                        (119)          266       7 mos.
-------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                            6,278             84            (1)       (1,384)        4,977
-------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk
  management
   Pay fixed interest rate swaps               273            228                        (239)          262       10 yrs. 2 mos.
   Total rate of return swaps                  100             75          (100)                         75               3 mos.
-------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management                 373            303          (100)         (239)          337
-------------------------------------------------------------------------------------------------------------
   Total                                    $6,651           $387         $(101)      $(1,623)       $5,314
===============================================================================================================================

The following tables set forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133 at March 31, 2003 and December 31, 2002. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

FINANCIAL DERIVATIVES - 2003

                                                                                             Weighted-Average Interest Rates
                                                                     Notional                -------------------------------
March 31, 2003 - dollars in millions                                    Value    Fair Value      Paid        Received
----------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                $2,210          $121       1.74%           4.44%
      Pay fixed designated to loans                                        63            (8)      5.96            2.84
      Basis swaps designated to loans                                      52                     3.45            3.40
    Interest rate caps designated to loans (b)                             16                      NM              NM
    Interest rate floors designated to loans (c)                            7                      NM              NM
    Futures contracts designated to loans                                 266                      NM              NM
--------------------------------------------------------------------------------------------
        Total asset rate conversion                                     2,614           113
--------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                        2,363           334       3.04            5.93
--------------------------------------------------------------------------------------------
        Total liability rate conversion                                 2,363           334
--------------------------------------------------------------------------------------------
    Total interest rate risk management                                 4,977           447
--------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (a)      262           (8)       4.50            4.37
 Pay total rate of return swaps designated to loans held for sale (a)      75           (1)        NM            .77
--------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                     337           (9)
--------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management            $5,314          $438
============================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 50% were based on 1-month LIBOR and 50% on 3-month LIBOR.

(b) Interest rate caps with notional values of $12 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.50%. In addition, interest rate caps with notional values of $4 million require the counterparty to pay the excess, if any, of Prime over a weighted-average strike of 5.03%. At March 31, 2003, 3-month LIBOR was 1.28% and Prime was 4.25%.

(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. In addition, interest rate floors with notional values of $2 million require the counterparty to pay the excess, if any, of the weighted-average strike of 7.25% over Prime. At March 31, 2003, 3-month LIBOR was 1.28% and Prime was 4.25%.

     NM- Not meaningful


FINANCIAL DERIVATIVES - 2002

                                                                                             Weighted-Average Interest Rates
                                                                     Notional                -------------------------------
December 31, 2002 - dollars in millions                                 Value    Fair Value       Paid        Received
----------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                $3,460          $172        2.00%          4.08%
      Pay fixed designated to loans                                        67            (7)       6.04           2.80
      Basis swaps designated to loans                                      52                      3.52           3.47
    Interest rate caps designated to loans (b)                             16                       NM             NM
    Interest rate floors designated to loans (c)                            7                       NM             NM
    Futures contracts designated to loans                                 313                       NM             NM
--------------------------------------------------------------------------------------------
        Total asset rate conversion                                     3,915           165
--------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                        2,363           346        3.16           5.93
--------------------------------------------------------------------------------------------
        Total liability rate conversion                                 2,363           346
--------------------------------------------------------------------------------------------
    Total interest rate risk management                                 6,278           511
--------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (a)      273           (13)        4.73          4.36
 Pay total rate of return swaps designated to loans held for sale (a)     100            (3)         NM            .88
--------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                     373           (16)
--------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management            $6,651          $495
============================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 60% were based on 1-month LIBOR and 40% on 3-month LIBOR.

(b) Interest rate caps with notional values of $12 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.50%. In addition, interest rate caps with notional values of $4 million require the counterparty to pay the excess, if any, of Prime over a weighted-average strike of 5.03%. At December 31, 2002, 3-month LIBOR was 1.38% and Prime was 4.25%.

(c) Interest rate floors with notional values of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. In addition, interest rate floors with notional values of $2 million require the counterparty to pay the excess, if any, of the weighted-average strike of 7.25% over Prime. At December 31, 2002, 3-month LIBOR was 1.38% and Prime was 4.25%.

     NM- Not meaningful

OTHER DERIVATIVES
To accommodate customer needs, PNC enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, primarily consisting of interest rate floors and caps and basis swaps. Other noninterest income for the first three months of 2003 related to the derivatives held for risk management purposes not designated as accounting hedges was insignificant.

OTHER DERIVATIVES

                                                                                At March 31, 2003
                                                  ------------------------------------------------------------------------
                                                                    Positive     Negative                        Average
                                                     Notional           Fair         Fair        Net Asset          Fair
In millions                                             Value          Value        Value      (Liability)     Value (a)
--------------------------------------------------------------------------------------------------------------------------
Customer-related
Interest rate
  Swaps                                               $26,202           $576        $(584)             $(8)         $(17)
  Caps/floors
    Sold                                                1,869                         (27)             (27)          (29)
    Purchased                                           1,760             22                            22            24
Futures                                                   592              1                             1             1
Foreign exchange                                        4,046             54          (48)               6             4
Equity                                                  1,417             54          (54)                             3
Other                                                     353             11           (1)              10            11
--------------------------------------------------------------------------------------------------------------------------
 Total customer-related                                36,239            718         (714)               4            (3)
==========================================================================================================================
Other risk management and proprietary
Interest rate basis swaps                               1,177              4           (1)               3             3
Other                                                     456             10           (2)               8             7
--------------------------------------------------------------------------------------------------------------------------
 Total other risk management and proprietary            1,633             14           (3)              11            10
--------------------------------------------------------------------------------------------------------------------------
    Total other derivatives                           $37,872           $732        $(717)             $15            $7
==========================================================================================================================

(a)  Represents average for three months ended March 31, 2003.


"OFF-BALANCE SHEET" ACTIVITIES
As previously reported, PNC has reputational, legal, operational and fiduciary risks in virtually every area of its business, many of which are not reflected in assets and liabilities recorded on the balance sheet, and some of which are conducted through limited purpose entities known as "special purpose entities." These activities are part of the banking business and would be found in most larger financial institutions with the size and activities of PNC. Most of these involve financial products distributed to customers, trust and custody services, and servicing, processing and funds transfer services, and the amounts involved can be quite large in relation to the Corporation's assets, equity and earnings. The primary accounting followed by PNC for these activities is to reflect the earned income, operating expenses and any receivables or liabilities for transaction settlements. See "Off-Balance Sheet Activities" in the Risk Management section of the Financial Review included in the 2002 Form 10-K for further information.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

MARKET STREET FUNDING CORPORATION
Market Street is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase or making of loans secured by interests primarily in pools of receivables acquired from U.S. corporations unaffiliated with PNC that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $2.8 billion at March 31, 2003 compared with $3.0 billion at December 31, 2002. See Note 1 Accounting Policies for additional information.

PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and the majority of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a cash collateral account which is funded by a credit loan facility with a five-year term expiring December 31, 2004. At March 31, 2003, approximately $100 million was outstanding on this facility compared with $96 million at December 31, 2002. An additional $301 million was provided by a major insurer. Also at March 31, 2003, Market Street had liquidity facilities supporting individual pools of receivables totaling $3.7 billion, of which $2.8 billion was provided by PNC Bank. The comparable amounts at December 31, 2002 were $3.9 billion and $3.2 billion, respectively. Credit exposure related to PNC's liquidity facilities provided to Market Street is included in net unfunded commitments as described in Loans in the Consolidated Balance Sheet Review section of this Financial Review.

As Market Street's program administrator, PNC received fees of $2.9 million for the quarter ended March 31, 2003. Commitment fees related to PNC's portion of the liquidity facilities amounted to $.9 million for the first quarter 2003.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2003.


There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003, the date as of which the most recent evaluation of such internal controls was performed.

GLOSSARY OF TERMS

Accounting/administration net assets - Domestic and foreign assets for which PNC provides accounting and administrative services.

Adjusted average total assets - Primarily comprised of total average quarterly assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized - Adjusted to reflect a full year of activity.

Assets under management - Assets held by PNC in a fiduciary capacity for customers/clients. These assets are not included on PNC's balance sheet.

Assigned capital - Economic capital assignments based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services in order to present, to the extent practicable, the financial results of each business as if the business operated on a stand-alone basis.

Charge-off - Process of removing a loan or portion of a loan from a bank's balance sheet because the loan is considered uncollectible. A charge-off also is recorded when a loan is transferred to held for sale and the loan's market value is less than its carrying amount. This difference is a charge-off.

Common shareholders' equity to total assets - Common shareholders' equity divided by total assets. Common shareholders' equity equals total shareholders' equity less preferred stock and the portion of capital surplus and retained interest related to the preferred stock.

Custody assets - Assets held on behalf of a customer under a safekeeping arrangement and that are not reported on PNC's balance sheet. Assets held in custody accounts at other institutions on behalf of PNC are included in the appropriate asset categories as if held in the physical custody of PNC.

Efficiency ratio - Noninterest expense divided by the sum of net interest income and noninterest income.

Institutional lending repositioning - A 2001 PNC strategic action taken to build a more diverse and valuable business mix designed to create shareholder value over time by reducing lending leverage and improving the risk/return characteristics of the banking business.

Leverage ratio - Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin - Annualized taxable-equivalent net interest income divided by average earning assets.

Noninterest income to total revenue - Total noninterest income divided by total revenue. Total noninterest income includes asset management, fund servicing, service charges on deposits, brokerage, consumer services, corporate services, equity management, net securities gains (losses) and other noninterest income. Total revenue includes total noninterest income plus net interest income.

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale and foreclosed assets.

Nonperforming loans - Nonperforming loans include loans to commercial, lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed assets.

Operating margin - Operating income divided by total revenue.

Return on assigned capital - Annualized net income divided by assigned capital.

Return on average assets - Annualized earnings divided by average assets. Earnings can be from net income or continuing operations, as indicated in PNC's disclosures.

Return on average equity - Annualized earnings divided by average shareholders' equity. Earnings can be from net income or continuing operations, as indicated in PNC's disclosures.

Risk-weighted assets - Primarily computed by the assignment of specific risk-weights, as defined by The Board of Governors of the Federal Reserve System, to assets and off-balance sheet instruments.

Securitization - The process by which financial assets are legally transformed into securities.

Shareholders' equity to total assets - Total shareholders' equity divided by total assets.

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets is increased to make them fully equivalent to other taxable interest income investments.

Tier 1 and Total risk-based capital - Terms used by The Board of Governors of the Federal Reserve System to describe the capital adequacy of a bank holding company. Refer to the Capital section within the Consolidated Balance Sheet Review of this Financial Review for the components of risk-based capital.

Tier 1 risk-based capital ratio - Tier 1 risk-based capital divided by risk-weighted assets.

Total risk-based capital ratio - Total risk-based capital divided by risk-weighted assets.

Total deposits - The sum of total transaction deposits, savings accounts, certificates of deposit, other time deposits and deposits in foreign offices.

Total transaction deposits - The sum of noninterest-bearing demand deposits, interest-bearing demand deposits and money market accounts.

FORWARD-LOOKING STATEMENTS

This report contains, and other statements that the Corporation may make may contain, forward-looking statements with respect to the Corporation's outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Corporation's business operations or performance. Forward-looking statements are typically identified by words or phrases such as "believe," "feel," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project," "position," "target," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outcome," "continue," "remain," "maintain," "seek," "strive," "trend" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions.

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

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on PNC's website at www.pnc.com and on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from those anticipated in forward-looking statements or historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which, if adverse could result in: a deterioration in credit quality, increased credit losses, and increased funding of unfunded loan commitments and letters of credit; an adverse effect on the allowances for credit losses and unfunded loan commitments and letters of credit; a reduction in demand for credit or fee-based products and services; a reduction in net interest income, value of assets under management and assets serviced, value of private equity investments and of other debt and equity investments, value of loans held for sale or value of other on-balance sheet and off-balance sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

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

(4) customer borrowing, payment, repayment, investment and deposit practices and their acceptance of PNC's products and services;

(5) the impact of increased competition;

(6) how PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and investments in PNC's businesses;

(7) the inability to manage risks inherent in PNC's business;

(8) the unfavorable resolution of legal proceedings or government inquiries or other costs associated with such proceedings or inquiries; the impact of increased litigation risk from recent regulatory developments; and the impact of reputational risk created by recent regulatory developments on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;

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

(14) the impact of the regulatory examination process, the Corporation's failure to satisfy the requirements of written agreements with regulatory agencies, and regulators' future use of supervisory and enforcement tools; and

(15) terrorist activities and international hostilities, including the situation surrounding Iraq and North Korea, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

Factors relating to credit risk, interest rate risk, trading activities, operating risk, financial and other derivatives, and off-balance sheet activities are discussed in the Risk Management section of this Financial Review. Other risk factors are described in the Risk Factors section and elsewhere in this report or in the Business section of the Corporation's 2002 Form 10-K.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data
Unaudited                                                                                                  2003           2002
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                                                    $507           $599
Securities                                                                                                  143            177
Loans held for sale                                                                                          12             52
Other                                                                                                        30             30
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                                                    692            858
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                                    132            176
Borrowed funds                                                                                               57             92
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                                   189            268
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                                                      503            590
Provision for credit losses                                                                                  36             82
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                                                     467            508
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                                                            207            221
Fund servicing                                                                                              193            212
Service charges on deposits                                                                                  57             54
Brokerage                                                                                                    41             55
Consumer services                                                                                            59             55
Corporate services                                                                                          116            118
Equity management                                                                                            (4)            (2)
Net securities gains                                                                                         56              4
Other                                                                                                        70             73
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                                 795            790
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                                                               438            430
Net occupancy                                                                                                90             58
Equipment                                                                                                    69             68
Marketing                                                                                                    15             13
Distributions on capital securities                                                                          14             15
Other                                                                                                       230            223
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                                                856            807
----------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and income taxes                                                            406            491
Minority interest in income of consolidated entities                                                         11             10
Income taxes                                                                                                133            164
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                              $262           $317
==================================================================================================================================

EARNINGS PER COMMON SHARE
Basic                                                                                                      $.93          $1.12
Diluted                                                                                                    $.92          $1.11

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                                                       283            283
Diluted                                                                                                     284            285
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.


In millions, except par value                                                              March 31           December 31
Unaudited                                                                                      2003                  2002
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $3,626                $3,201
Federal funds sold                                                                            1,913                 1,847
Other short-term investments                                                                  2,012                 1,811
Loans held for sale                                                                           1,702                 1,607
Securities                                                                                   14,973                13,763
Loans, net of unearned income of $1,018 and $1,075                                           35,245                35,450
   Allowance for credit losses                                                                 (680)                 (673)
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 34,565                34,777
Goodwill                                                                                      2,356                 2,313
Other intangible assets                                                                         330                   333
Other                                                                                         7,142                 6,725
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $68,619               $66,377
=================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                      $11,263                $9,538
   Interest-bearing                                                                          35,818                35,444
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          47,081                44,982
Borrowed funds
   Federal funds purchased                                                                       34                    38
   Repurchase agreements                                                                      1,082                   814
   Bank notes and senior debt                                                                 3,850                 4,400
   Federal Home Loan Bank borrowings                                                          1,146                 1,256
   Subordinated debt                                                                          2,234                 2,423
   Other borrowed funds                                                                         188                   185
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                     8,534                 9,116
Allowance for unfunded loan commitments and letters of credit                                    77                    84
Accrued expenses                                                                              2,023                 2,046
Other                                                                                         3,020                 2,172
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         60,735                58,400
---------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                               244                   270

Mandatorily redeemable capital securities of subsidiary trusts                                  848                   848

SHAREHOLDERS' EQUITY
Common stock - $5 par value
   Authorized 800 shares, issued 353 shares                                                   1,764                 1,764
Capital surplus                                                                               1,102                 1,101
Retained earnings                                                                             7,311                 7,187
Deferred benefit expense                                                                        (28)                   (9)
Accumulated other comprehensive income                                                          293                   321
Common stock held in treasury at cost: 71 and 68 shares                                      (3,650)               (3,505)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,792                 6,859
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, capital securities and
   shareholders' equity                                                                     $68,619               $66,377
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.


Three months ended March 31 - in millions
Unaudited                                                                                             2003            2002
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $262             $317
Adjustments to reconcile net income
  to net cash provided by operating activities
   Provision for credit losses                                                                          36               82
   Depreciation, amortization and accretion                                                             74               58
   Deferred income taxes                                                                               117              125
   Securities transactions                                                                             (56)              (4)
   Valuation adjustments                                                                                 1               37
Change in
   Loans held for sale                                                                                (101)             728
   Other short-term investments                                                                       (201)             (60)
   Other                                                                                              (133)               5
---------------------------------------------------------------------------------------------------------------------------------
     Net cash (used by) provided by operating activities                                                (1)           1,288
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in
   Loans                                                                                               511              702
   Federal funds sold                                                                                  (66)            (710)
Repayment of securities                                                                              1,300              826
Sales
   Securities                                                                                        3,726            4,036
   Foreclosed assets                                                                                     2                1
Purchases
   Securities                                                                                       (5,827)          (2,362)
   Loans                                                                                              (340)             (13)
Net cash (paid) received for divestitures/acquisitions                                                 (22)          (1,676)
Other                                                                                                  (62)             (39)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash (used by) provided by investing activities                                              (778)             765
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                      1,725           (1,438)
   Interest-bearing deposits                                                                           374             (956)
   Federal funds purchased                                                                              (4)            (133)
   Repurchase agreements                                                                               268             (127)
Sales/issuances
   Other borrowed funds                                                                              6,154            6,812
   Common stock                                                                                         29               35
Repayments/maturities
   Bank notes and senior debt                                                                         (550)            (870)
   Federal Home Loan Bank borrowings                                                                  (110)            (260)
   Subordinated debt                                                                                  (187)
   Other borrowed funds                                                                             (6,154)          (6,488)
Acquisition of treasury stock                                                                         (203)             (33)
Cash dividends paid                                                                                   (138)            (136)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used by) financing activities                                             1,204           (3,594)
---------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                         425           (1,541)
     Cash and due from banks at beginning of period                                                  3,201            4,327
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,626           $2,786
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                         $200             $283
     Income taxes                                                                                      (27)              11
NON-CASH ITEMS
     Transfer (to) from loans (from) to loans held for sale, net                                        (5)             160
     Transfer from loans to other assets                                                                 2                4
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

BUSINESS
The PNC Financial Services Group, Inc. ("Corporation" or "PNC") is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. The Corporation provides certain products and services nationally and others in PNC's primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain banking, asset management and global fund processing services internationally. PNC is subject to intense competition from other financial services companies and is subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION
The unaudited consolidated interim financial statements ("consolidated financial statements") include the accounts of PNC and its subsidiaries, most of which are wholly owned, and certain general partnership interests. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation's consolidated financial condition or results of operations.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC's 2002 Annual Report on Form 10-K ("2002 Form 10-K").

INVESTMENTS
PNC has interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as marketability of the investment, ownership interest, PNC's intent and the nature of the investment.

Venture capital investments, which include both direct investments in companies and interests in limited partnerships, are reported at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that will ultimately be realized through distribution, sale or liquidation of the investment. The valuation procedures applied to direct investments include valuation techniques such as multiples of earnings before interest, taxes, depreciation and amortization of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. Limited partnership investments are valued based on the financial statements received from the general partner, an independent third party. All venture capital investments are included in the consolidated balance sheet under other assets. Changes in the fair value of these assets are recognized in noninterest income.

Equity investments other than venture capital investments are accounted for under one of the following methods:

o Marketable equity securities are accounted for at fair value based on the securities' quoted market price from a national securities exchange. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss.

o Investments in nonmarketable equity securities are recorded using the cost or equity methods of accounting. The cost method is used for those investments in which PNC does not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other than temporary decline in value, which results in an impairment charge. Dividends received on cost investments are included in noninterest income. The equity method is used for those investments in which PNC can have significant influence over the operations of the investee. Under the equity method, PNC records its equity ownership share of the net income or loss of the investee in noninterest income. PNC records its nonmarketable equity securities in other assets.

Additionally, investments in limited partnerships are accounted for under either the cost method or the equity method as described above for nonmarketable equity securities. The equity method is used if the limited partner's ownership interest in the partnership is greater than 3% to 5%. For the remaining limited partnership investments, the cost method is used. Limited partnership investments are included in other assets.

Debt securities are classified as securities and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Debt securities purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on these securities are included in noninterest income. Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss.

Interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, is included in interest income. Gains and losses realized on the sale of debt securities available for sale are computed on a specific security basis and included in noninterest income.

SPECIAL PURPOSE ENTITIES
Special Purpose Entities ("SPEs") are broadly defined as legal entities structured for a particular purpose. PNC utilizes SPEs in various legal forms to conduct normal business activities including the sale or transfer of assets to third parties. SPEs that meet the criteria for a Qualifying Special Purpose Entity ("QSPE") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not required to be consolidated. SPEs that are not QSPEs are reviewed for consolidation based on each SPE's individual structure and operations. General factors to be considered in making this determination include whether the majority owner (or owners) of the SPE is independent of PNC, has made a substantive capital investment in the SPE, has control of the SPE, or possesses the substantive risks and rewards of ownership of the SPE.

In response to demands to strengthen existing accounting guidance regarding the consolidation of SPEs and other off-balance sheet entities, in January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities".

In general, a variable interest entity ("VIE") is a corporation, partnership, limited liability corporation, trust, grantor trust or any other legal structure used to conduct activities or hold assets that either does not have equity investors with voting rights that can directly or indirectly make decisions about the entity's activities through those voting rights or similar rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets, including loans or receivables, real estate or other property.

FIN 46 requires a VIE to be consolidated if the company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both. A company that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE's assets, liabilities and noncontrolling interests at fair value with subsequent changes based upon consolidation principles. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to VIEs that existed prior to that date in the first fiscal year or interim period beginning after June 15, 2003.

Based on a preliminary review of the provisions of FIN 46, it is reasonably possible that PNC and/or BlackRock will hold a significant variable interest in certain existing VIEs that would require the Corporation to consolidate these entities in the third quarter of 2003. A description of these existing VIEs follows:

o PNC Bank, N.A. ("PNC Bank") provides credit enhancement, liquidity facilities and certain administrative services to Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $2.8 billion and total liabilities of $2.8 billion at March 31, 2003. PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a cash collateral account which is funded by a credit loan facility with a five-year term expiring on December 31, 2004. At March 31, 2003, approximately $100 million was outstanding on this facility. An additional $301 million was provided by a major insurer. Also at March 31, 2003, Market Street had liquidity facilities available supporting individual pools of receivables totaling $3.7 billion, of which $2.8 billion was provided by PNC Bank. As Market Street's program administrator, PNC received fees of $2.9 million for the three months ended March 31, 2003. Commitment fees related to PNC's portion of the liquidity facilities amounted to $.9 million for the first quarter. PNC holds no ownership interest in Market Street.

o BlackRock, Inc. ("BlackRock"), a majority-owned subsidiary of PNC, acts as collateral asset manager for four collaterialized bond obligation funds ("CBOs") and one collaterialized loan obligation fund ("CLO") organized as corporations or limited liability companies. The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products. These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years. At March 31, 2003, aggregate assets and debt in the CBOs and CLO were approximately $2.2 billion and $2.1 billion, respectively. BlackRock's equity ownership in these funds was approximately $11.3 million at March 31, 2003. BlackRock's maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles and consequently BlackRock has no risk of loss with respect to the debt of these investment vehicles. Additionally, BlackRock has neither guaranteed nor is contractually liable for any of the VIEs' obligations.

     Assuming the consolidation of the CBOs' and CLO's assets, liabilities and results of operations effective July 1, 2003, BlackRock expects to record an after-tax charge to earnings estimated to be in the range of $6 million to $10 million. This charge represents the difference between the carrying amounts of BlackRock's investments in these entities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," BlackRock's current accounting treatment, and the requirements under FIN 46.

o PNC Real Estate Finance makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist PNC in achieving goals associated with the Community Reinvestment Act. The activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants generally within PNC's region. The investments are funded through a combination of debt and equity, with equity typically comprising 30 - 60% of the total project capital. At March 31, 2003, PNC's maximum exposure to loss resulting from those LIHTC investments in which PNC owns a 50% or greater interest and which may be subject to the provisions of FIN 46 was $140 million. This represents the combination of a recorded basis of $122 million and unfunded commitments of $18 million.

     In addition to the equity investments in various limited partnerships discussed above, PNC Real Estate Finance is a national syndicator of affordable housing equity. In these syndication transactions, PNC creates funds in which PNC is the general partner, and in some cases may also purchase a limited partnership interest in the fund. The fund's limited partners can remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees from the management of the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund's investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. Through March 31, 2003 the total proceeds raised from the syndication of these funds was $922 million. At March 31, 2003, the net book value of PNC's partnership interests in these funds was $63 million and unfunded commitments totaled $7 million. Accordingly, PNC's maximum loss exposure to these funds was $70 million as of March 31, 2003.

o Within the PNC Advisors' business segment, PNC GPI, Inc. ("GPI"), a wholly owned subsidiary of the Corporation, is the general partner and in some cases the commodity pool operator for, and PNC Bank is the investment manager for, a number of private investment funds organized as limited partnerships. In addition, PNC Bank is the investment manager for, and GPI is the commodity pool operator for, two private investment funds organized as offshore corporations. On March 31, 2003, the aggregate value of the assets of these funds was $788 million. The value of GPI's ownership interest at March 31, 2003 was $2.5 million, representing PNC's maximum loss exposure to these funds.

o As part of its equity management activities, the Corporation has subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership. The fund invests in private equity investments for the purpose of generating capital appreciation and profits. At March 31, 2003, aggregate assets and equity in the fund were both approximately $43.9 million. PNC's ownership in the fund was valued at approximately $11.5 million, representing PNC's maximum loss exposure to this fund at March 31, 2003.

Management is in the process of finalizing changes to the equity ownership and/or control structure of certain hedge funds previously identified in the 2002 Form 10-K that management believes will remove them from the scope of FIN
46. As a result, these entities will not be required to be consolidated in the third quarter of 2003.

Beginning in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. The aggregate assets and debt in this entity (including the trusts) was approximately $96 million and $63 million, respectively. BlackRock's equity ownership was approximately $5.0 million at March 31, 2003. Based on a preliminary assessment, management has concluded that BlackRock is not the primary beneficiary of this entity and therefore will not consolidate the entity upon adoption of FIN 46.

PNC management will continue to assess this interpretation's final impact on the Corporation's consolidated financial statements. In addition, the FASB is discussing implementation guidelines associated with FIN 46 which could change management's current assessment of its impact. Therefore, additional entities may be subject to consolidation upon PNC's implementation of FIN 46.

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

STOCK-BASED COMPENSATION
Prior to January 2003, the Corporation accounted for employee stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense related to stock options was reflected in net income prior to 2003 as all options to purchase PNC and subsidiary stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure," prospectively to all employee awards granted, modified or settled after January 1, 2003. Results for prior years have not been restated. The cost related to stock-based employee compensation included in net income for the three month period ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

PRO FORMA NET INCOME AND EARNINGS PER SHARE

Three months ended March 31
In millions, except per share data     2003        2002
--------------------------------------------------------
Net income as reported                 $262        $317
Add: Stock-based employee
compensation expense included
in reported net income, net of
related tax effects                       5           3
Deduct: Total stock-based
employee compensation expense
determined under the fair value
method for all awards, net of
related tax effects                     (12)        (13)
--------------------------------------------------------
Pro forma net income                   $255        $307
--------------------------------------------------------
Earnings per share
Basic-as reported                      $.93       $1.12
Basic-pro forma                        $.90       $1.08

Diluted-as reported                    $.92       $1.11
Diluted-pro forma                      $.90       $1.08
========================================================



NOTE 2 NBOC ACQUISITION
In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. With this acquisition, PNC Business Credit established six new marketing offices. The transaction was designed to allow PNC to acquire the higher-quality portion of the portfolio, and provide NBOC a means for the orderly liquidation and exit of the remaining portfolio.

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

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $662 million of credit exposure including $463 million of outstandings, which is being serviced by PNC for an 18-month term. The Serviced Portfolio retained by NBOC primarily represents the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. The loans are either to borrowers with deteriorating trends or with identified weaknesses which, if not corrected, could jeopardize full satisfaction of the loans or in industries to which PNC Business Credit wants to limit its exposure. Approximately $138 million of the Serviced Portfolio outstandings were nonperforming on the acquisition date. At the end of the servicing term, NBOC has the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy is to aggressively liquidate the

Serviced Portfolio during the servicing term. During the first quarter of 2003, NBOC notified PNC of its intent to exercise the Put Option effective July 15, 2003.

NBOC retains significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbs realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. During the servicing term the realized credit losses in the Serviced Portfolio exceeded $50 million plus the specific reserves, and PNC Business Credit advanced cash to NBOC for these excess losses net of recoveries ("Excess Loss Payments").

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. The Put Option liability will be revalued on a quarterly basis by the independent valuation firm with changes in the value included in earnings. At March 31, 2003, the Put Option liability was approximately $49 million, a decline of $8 million from December 31, 2002. A $6 million reduction from the acquisition date amount has been recognized in earnings for the first quarter of 2003 as other noninterest income. In addition, $2 million was paid to NBOC as Excess Loss Payments during the first quarter of 2003.

When the Put Option is exercised, PNC will record the loans acquired at the purchase price less the balance of the Put Option liability at that date, which should approximate fair value. Classification of the loans as held for sale or portfolio will depend on management's intended disposition of the portfolio. Management is considering various strategic alternatives regarding this portfolio.

At March 31, 2003, the independent valuation firm estimated that loans outstanding in the Serviced Portfolio at the put date would be $155 million. The total credit losses over the 18-month term of the servicing agreement are estimated to be $87 million. Using these and other assumptions, assuming the Put were exercised at the end of the servicing term, PNC would record the acquired loans at $104 million. Actual results may differ materially from these assumptions.

Prior to closing of the acquisition, PNC Business Credit transferred $49 million of nonperforming loans to NBOC in a transaction accounted for as a financing. Those loans are subject to the terms of the servicing agreement and are included in the Serviced Portfolio amounts set forth above. The loans were transferred to loans held for sale on PNC's balance sheet at a loss of $9.9 million, which was recognized as a charge-off in the first quarter of 2002. The carrying amount of those loans held for sale was zero at March 31, 2003. Excluding these loans, the Serviced Portfolio in January 2002 was $608 million of credit exposure including $414 million of outstandings of which $88 million was nonperforming. At March 31, 2003, comparable amounts were $209 million, $161 million and $49 million, respectively. Credit exposure and outstandings have declined over 60% since the acquisition date.


NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS
In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and indemnifications. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions were applied on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Corporation's consolidated financial statements. See Note 14 Commitments and Guarantees for further information.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See the Stock-Based Compensation section of Note 1 Accounting Policies for additional information.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See the Special Purpose Entities section of Note 1 Accounting Policies for further information.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies SFAS No. 133 for derivatives, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Except for certain specific implementation issues and provisions, the statement is effective for contracts entered into or modified after (and for hedging relationships designated after) June 30, 2003. The Corporation plans to adopt SFAS No. 149 prospectively as of June 30, 2003 and it is not expected to have a material impact on PNC's consolidated financial statements.

 On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which under prior GAAP could be designated as equity, be classified as liabilities on the balance sheet. SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003 for PNC.

The Corporation currently classifies its mandatorily redeemable capital securities of subsidiary trusts in the mezzanine section of the Consolidated Balance Sheet. These securities would be reclassified as debt under the provisions of SFAS No. 150 effective July 1, 2003. Additionally, the related dividends would be reclassified and included in interest expense in the Consolidated Statement of Income. While SFAS No. 150 is not expected to have a material effect on PNC's consolidated financial statements, PNC will more fully assess the impact of this new standard prior to adoption.

NOTE 4 CASH FLOWS
During the first three months of 2003, divestiture activity that affected cash flows consisted of a cash receipt of $20 million which was related to the January 2003 settlement of all issues in dispute between the Corporation and Washington Mutual, FA, in connection with the 2001 sale of the Corporation's residential mortgage banking business. The settlement was reported in PNC's fourth quarter 2002 results as discontinued operations. Also during the first quarter of 2003, PNC purchased the minority interests in PFPC, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. Net cash outflows during the first quarter of 2003 related to these actions totaled $42 million.

During the first three months of 2002, acquisition activity that affected cash flows consisted of $1.736 billion of acquired assets and $60 million of acquired liabilities, resulting in net cash disbursements of $1.676 billion. This activity consisted solely of the NBOC acquisition as described in Note 2.

NOTE 5 TRADING ACTIVITIES
Most of PNC's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Net trading income for the first three months of 2003 totaled $27 million compared with $24 million for the prior-year period and was included in noninterest income as follows:

DETAILS OF TRADING ACTIVITIES

Three months ended March 31 - in millions      2003       2002
---------------------------------------------------------------
Other noninterest income
 Securities underwriting and trading            $17        $17
 Derivatives trading                              4          1
 Foreign exchange                                 6          6
---------------------------------------------------------------
Net trading income                              $27        $24
===============================================================


NOTE 6 LEGAL PROCEEDINGS
The several putative class action complaints filed during 2002 were consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002. The consolidated class action complaint names the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys' fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the three 2001 transactions that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002, and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

Also, in August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. The impact of the final disposition of this investigation cannot be assessed at this time.

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position. However, at the present time, management is not in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

NOTE 7 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Changes in the allowance for credit losses were as follows:

In millions                                   2003        2002
---------------------------------------------------------------
Allowance at January 1                        $673        $560
Charge-offs
  Commercial                                   (32)        (39)
  Commercial real estate                                    (2)
  Consumer                                     (10)        (10)
  Residential mortgage                                      (1)
  Lease financing                               (8)         (5)
---------------------------------------------------------------
    Total charge-offs                          (50)        (57)
---------------------------------------------------------------
Recoveries
  Commercial                                    10          10
  Commercial real estate
  Consumer                                       3           4
  Residential mortgage                                       1
  Lease financing                                1           1
---------------------------------------------------------------
    Total recoveries                            14          16
---------------------------------------------------------------
Net charge-offs
  Commercial                                   (22)        (29)
  Commercial real estate                                    (2)
  Consumer                                      (7)         (6)
  Residential mortgage
  Lease financing                               (7)         (4)
---------------------------------------------------------------
      Total net charge-offs                    (36)        (41)
---------------------------------------------------------------
Provision for credit losses                     36          82
Acquired allowance (NBOC acquisition)                       41
Net change in allowance for unfunded loan
 commitments and letters of credit               7         (29)
---------------------------------------------------------------
Allowance at March 31                         $680        $613
===============================================================

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions                                   2003        2002
---------------------------------------------------------------
Allowance at January 1                         $84         $70
Net change in allowance for unfunded
 loan commitments and letters of credit         (7)         29
---------------------------------------------------------------
Allowance at March 31                          $77         $99
===============================================================


NOTE 8 NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                         March 31   December 31
In millions                                  2003          2002
---------------------------------------------------------------
Nonperforming loans (a)                      $335         $309
Nonperforming loans held for sale (b)          61           97
Foreclosed assets                              12           12
---------------------------------------------------------------
   Total nonperforming assets (c)            $408         $418
===============================================================

(a) Includes a troubled debt restructured loan of $1 million as of March 31, 2003 and December 31, 2002.

(b) Includes troubled debt restructured loans held for sale of $12 million and $17 million as of March 31, 2003 and December 31, 2002, respectively.

(c) Excludes equity management assets carried at estimated fair value of $30 million and $40 million as of March 31, 2003 and December 31, 2002, respectively. These amounts include troubled debt restructured assets of $3 million and $12 million, respectively.

NOTE 9 SECURITIES

                                                                                       Unrealized
                                                               Amortized    -------------------------------------     Fair
In millions                                                         Cost          Gains            Losses            Value
---------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                             $457             $2                              $459
  Mortgage-backed                                                 10,575            196               $(5)         10,766
  Asset-backed                                                     3,147             62                (1)          3,208
  State and municipal                                                 57              2                                59
  Other debt                                                          53              3                                56
---------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                         14,289            265                (6)         14,548
Corporate stocks and other                                           427              2                (4)            425
---------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                            $14,716           $267              $(10)        $14,973
===========================================================================================================================
DECEMBER 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                             $813            $13                              $826
  Mortgage-backed                                                  8,916            189               $(2)          9,103
  Asset-backed                                                     2,699             83                (2)          2,780
  State and municipal                                                 61              2                                63
  Other debt                                                          58              3                                61
---------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                         12,547            290                (4)         12,833
Corporate stocks and other                                           597              1               (13)            585
---------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                            $13,144           $291              $(17)        $13,418
===========================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                             $276            $33                              $309
  Asset-backed                                                         8                                                8
  Other debt                                                          61                                               61
---------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                            345             33                               378
---------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                 $345            $33                              $378
===========================================================================================================================

Total securities at March 31, 2003 were $15.0 billion compared with $13.8 billion at December 31, 2002. Securities represented 22% of total assets at March 31, 2003 compared with 21% at December 31, 2002. The increase in total securities compared with December 31, 2002 was primarily due to purchases during the first quarter of 2003 of mortgage-backed and asset-backed securities partially offset by sales of securities of United States government agencies and the sale of securities classified as held to maturity at December 31, 2002.

The expected weighted-average life of securities available for sale was 2 years and 8 months at both March 31, 2003 and December 31, 2002.

The securities classified as held to maturity at December 31, 2002 were carried at amortized cost and were owned by companies formed with AIG that were consolidated in PNC's financial statements. In January 2003, these securities were sold and these companies were liquidated.

The expected weighted-average life of securities held to maturity was 20 years and 2 months at December 31, 2002.

At March 31, 2003, the securities available for sale balance included a net unrealized gain of $257 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders' equity as accumulated other comprehensive income or loss, net of tax or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.

Net securities gains were $56 million for the first three months of 2003, including $25 million of gains related to the liquidation of the entities formed in 2001 in transactions with AIG, compared with $4 million for the first three months of 2002.

Information relating to securities sold is set forth in the following table:

SECURITIES SOLD

Three months
ended March 31                 Gross    Gross     Net    Income
In millions      Proceeds      Gains   Losses   Gains     Taxes
---------------------------------------------------------------
2003               $3,726        $66      $10     $56       $20
2002                4,036         14       10       4         1
===============================================================


NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Corporation plans to conduct its annual goodwill impairment test on its reporting units during the fourth quarter of 2003, using data as of September 30, 2003. Additionally, the Corporation will perform interim impairment testing as needed based on the occurrence of adverse triggering events as required by SFAS 142. The fair value of PNC's reporting units is determined by using discounted cash flow and market comparability methodologies.

A summary of the changes in goodwill by business for the first three months of 2003 follows:

GOODWILL

                               Dec 31     Goodwill   March 31
In millions                      2002     Acquired       2003
--------------------------------------------------------------
Regional Community
 Banking                         $438                    $438
Corporate Banking                  39                      39
PNC Real Estate
 Finance                          302                     302
PNC Business Credit               298                     298
PNC Advisors                      152                     152
BlackRock                         175                     175
PFPC                              909        $43          952
--------------------------------------------------------------
   Total                       $2,313        $43       $2,356
==============================================================

During the first quarter of 2003, PNC purchased the minority interests, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. This transaction resulted in the recognition of goodwill of $43 million during the first quarter of 2003, as the purchase price exceeded the book value of the shares acquired.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

OTHER INTANGIBLE ASSETS

In millions                         March 31    December 31
                                        2003           2002
-------------------------------------------------------------
  Customer-related intangibles
   Gross carrying amount                $201           $199
   Accumulated amortization              (72)           (67)
-------------------------------------------------------------
     Net carrying amount                $129           $132
-------------------------------------------------------------
  Mortgage and other loan
    servicing rights
   Gross carrying amount                $319           $313
   Accumulated amortization             (118)          (112)
-------------------------------------------------------------
     Net carrying amount                $201           $201
-------------------------------------------------------------
       Total                            $330           $333
=============================================================


The majority of the Corporation's other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. For customer-related intangibles, the estimated remaining useful lives range from less than one year to fifteen years, with a weighted-average remaining useful life of approximately seven years. The Corporation's mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2003, are as follows:

CHANGES IN GOODWILL AND OTHER INTANGIBLES

                                         Customer-   Servicing
In millions                    Goodwill    Related      Rights
----------------------------------------------------------------
Balance at December 31, 2002     $2,313       $132        $201
Additions/adjustments                43          2           6
Amortization                                    (5)         (6)
----------------------------------------------------------------
Balance at March 31, 2003        $2,356       $129        $201
================================================================

Amortization expense on intangible assets for the first quarter of 2003 was approximately $11 million. Amortization expense on existing intangible assets for the remainder of 2003 and for 2004, 2005, 2006, 2007 and 2008 is estimated to be $34 million, $46 million, $41 million, $38 million, $37 million and $35 million, respectively.

NOTE 11 EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31 - in millions, except share and per share data                                 2003          2002
-------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share                                                   $262          $317

Basic weighted-average common shares outstanding (in thousands)                                         282,710       282,770

-------------------------------------------------------------------------------------------------------------------------------
  Basic earnings per common share                                                                          $.93         $1.12
===============================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income applicable to diluted earnings per common share                                                 $262          $317

Basic weighted-average common shares outstanding (in thousands)                                         282,710       282,770

  Conversion of preferred stock Series A and B                                                               93           102
  Conversion of preferred stock Series C and D                                                              754           821
  Conversion of debentures                                                                                   14            17
  Restricted stock award                                                                                      1
  Exercise of stock options                                                                                 242         1,090
  Incentive share awards                                                                                    373           428
-------------------------------------------------------------------------------------------------------------------------------
   Diluted weighted-average common shares outstanding (in thousands)                                    284,187       285,228

-------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per common share                                                                        $.92         $1.11
===============================================================================================================================

NOTE 12 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The following table sets forth the activity in shareholders' equity for the first three months of 2003. The value of the Corporation's preferred stock outstanding as of March 31, 2003 and December 31, 2002 was less than $.5 million at each date and, therefore, is excluded from the following table.


                                         Shares                                                 Accumulated
                                    Outstanding                               Deferred        Other Compre-
                                         Common   Common  Capital   Retained   Benefit       hensive Income  Treasury
In millions, except per share data        Stock    Stock  Surplus   Earnings   Expense            (Loss)(a)     Stock      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                285   $1,764   $1,101     $7,187       $(9)             $321      $(3,505)    $6,859
Net income                                                               262                                                 262
Other comprehensive income, net
 of tax (a)
 Net unrealized securities losses                                                                    (11)                    (11)
 Net unrealized losses on cash
    flow hedge derivatives                                                                           (18)                    (18)
 Other                                                                                                 1                       1
----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                        234
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
 Common ($.48 per share)                                                (138)                                               (138)
Treasury stock activity                      (3)               (1)                                               (145)      (146)
Tax benefit of stock option plans                               3                                                              3
Stock options granted                                           2                                                              2
Subsidiary stock transactions                                  (3)                                                            (3)
Deferred benefit expense                                                           (19)                                      (19)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                   282   $1,764   $1,102     $7,311      $(28)             $293      $(3,650)    $6,792
==================================================================================================================================

(a)  A summary of the components of other comprehensive income follows:

Three months ended March 31, 2003                                                           Tax Benefit
In millions                                                            Pretax amount          (Expense)     After-tax Amount
-----------------------------------------------------------------------------------------------------------------------------
Unrealized securities gains                                                      $21               $(7)                  $14
Less: Reclassification adjustment for gains realized in net income                38               (13)                   25
-----------------------------------------------------------------------------------------------------------------------------
  Net unrealized securities losses                                               (17)                6                   (11)
-----------------------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedge derivatives                                  (9)                3                    (6)
Less: Reclassification adjustment for gains realized in net income                19                (7)                   12
-----------------------------------------------------------------------------------------------------------------------------
  Net unrealized losses on cash flow hedge derivatives                           (28)               10                   (18)
-----------------------------------------------------------------------------------------------------------------------------
Other (b)                                                                          2                (1)                    1
-----------------------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                                    $(43)              $15                  $(28)
=============================================================================================================================

(b) Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.

NOTE 13 SEGMENT REPORTING
PNC operates seven major businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Results of individual businesses are presented based on PNC's management accounting practices and the Corporation's management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Also, certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during the first quarter of 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated results. This is primarily due to differences between management accounting practices and generally accepted accounting principles, such as economic capital assignments rather than legal entity shareholders' equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of consolidated entities; eliminations and other corporate items. The impact of those differences is reflected in the "Other" category. "Other" also includes equity management activities and residual asset and liability management activities which do not meet the criteria for disclosure as a separate reportable segment.

BUSINESS SEGMENT PRODUCTS AND SERVICES
Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC's geographic region.

Wholesale Banking includes the results for Corporate Banking, PNC Real Estate Finance and PNC Business Credit.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC's geographic region. Treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives trading and loan syndications; and equipment leasing products are offered through Corporate Banking and sold by several businesses across the Corporation.

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry. PNC MultiFamily Capital, which includes the former Columbia Housing, is a national syndicator of affordable housing equity and a national provider of multifamily mortgage loans.

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

PNC Advisors provides a full range of tailored investment, trust and private banking products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. and investment consulting and trust services to the ultra-affluent through Hawthorn. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest(R) product. PNC Advisors provides services to individuals and corporations primarily within PNC's geographic region.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $274 billion of assets under management at March 31, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions(R) brand name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, offering a wide range of fund services to the investment management industry. PFPC also provides processing solutions to the international marketplace through its Ireland and Luxembourg operations.

RESULTS OF BUSINESSES

                                                              PNC
                                   Regional                  Real        PNC
Three months ended March 31       Community   Corporate    Estate   Business        PNC
In millions                         Banking     Banking    Finance    Credit   Advisors  BlackRock    PFPC     Other  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
2003 INCOME STATEMENT
Net interest income                    $316         $75       $28        $32        $21         $3    $(14)      $42          $503
Noninterest income                      201         113        28         12        126        143     192       (20)          795
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                         517         188        56         44        147        146     178        22         1,298
Provision for credit losses               8          15         8          7                                      (2)           36
Depreciation and amortization             9           3         1          1          2          5       4        20            45
Other noninterest expense               269         106        37         13        120         84     154        28           811
----------------------------------------------------------------------------------------------------------------------------------
  Earnings before minority              231          64        10         23         25         57      20       (24)          406
     interest and income taxes
Minority interest in income of
  consolidated entities                                                                                           11            11
Income taxes                             79          22        (6)         9          9         22       8       (10)          133
----------------------------------------------------------------------------------------------------------------------------------
  Earnings                             $152         $42       $16        $14        $16        $35     $12      $(25)         $262
==================================================================================================================================
Inter-segment revenue                    $6          $1                              $6         $4      $2      $(19)
==================================================================================================================================
AVERAGE ASSETS                      $38,989     $11,650    $4,767     $3,628     $2,870       $836   $1,865   $1,350       $65,955
==================================================================================================================================
2002 INCOME STATEMENT
Net interest income                    $382         $94       $30        $33        $26         $3    $(18)      $40          $590
Noninterest income                      167          99        21         12        157        146     211       (23)          790
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                         549         193        51         45        183        149     193        17         1,380
Provision for credit losses              12          46        (5)        28                                       1            82
Depreciation and amortization             9           2         1                     2          5       1        19            39
Other noninterest expense               257          95        35         14        128         91     163       (15)          768
----------------------------------------------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes          271          50        20          3         53         53      29        12           491
Minority interest in income of
  consolidated entities                                                                                           10            10
Income taxes                             94          17        (2)         1         20         22      12                     164
----------------------------------------------------------------------------------------------------------------------------------
  Earnings                             $177         $33       $22         $2        $33        $31     $17        $2          $317
==================================================================================================================================
Inter-segment revenue                    $5          $2                             $13         $4      $2      $(26)
==================================================================================================================================
AVERAGE ASSETS                      $38,749     $15,217    $5,174     $3,817     $3,042       $667  $1,848     $(285)      $68,229
==================================================================================================================================

Certain revenue and expense amounts shown above differ from amounts included in the "Review of Business" section of the Financial Review portion of this Form 10-Q due to classification differences and the presentation in the Financial Review of business revenues on a taxable-equivalent basis (except for BlackRock and PFPC).

NOTE 14 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS
The Corporation has commitments to make additional equity investments in certain equity management entities and affordable housing limited partnerships. These commitments totaled $239 million at March 31, 2003.

STANDBY LETTERS OF CREDIT
PNC issues standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to support obligations of its customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon their request PNC would be obligated to make payment to the guaranteed party. Standby letters of credit and risk participations in standby letters of credit outstanding on March 31, 2003 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $4.6 billion at March 31, 2003. Assets valued, as of March 31, 2003, at approximately $1.2 billion secured certain specifically identified standby letters of credit and letter of credit risk participations having aggregate potential future payments of approximately $1.2 billion. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees which secure that customer's other obligations to PNC.

LIQUIDITY FACILITIES AND STANDBY BOND PURCHASE AGREEMENTS
PNC enters into liquidity facilities primarily to support individual pools of receivables acquired by commercial paper conduits including Market Street. At March 31, 2003, the aggregate commitments under these facilities was $3.1 billion, of which $2.8 billion was related to Market Street. Collateral or third party insurance secures PNC's exposure under these facilities. PNC also enters into Standby Bond Purchase Agreements to support municipal bond obligations. At March 31, 2003, the aggregate of PNC's commitments under these facilities was $350 million.

INDEMNIFICATIONS
PNC is a party to numerous acquisition or divestiture agreements, under which it has purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of entire businesses, loan portfolios, branch banks, partial interests in companies, or other types of assets. They generally include indemnification provisions under which PNC indemnifies the other parties to these agreements against a variety of risks to the other parties as a result of the transaction in question; when PNC is the seller, the indemnification provisions will generally also provide protection relating to the quality of the assets being sold and the extent of any liabilities being assumed. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to PNC resulting from them.

PNC provides indemnification in connection with securities offering transactions in which it is involved. When PNC is the issuer of the securities, it provides indemnification to the underwriter or placement agents analogous to the indemnification provided purchasers of businesses from it, as described above. When PNC is an underwriter or placement agent, it provides a limited indemnification to the issuer related to its actions in connection with the offering and, if there are other underwriters, indemnification to the other underwriters intended to result in an appropriate sharing of the risk of participating in the offering. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to PNC resulting from them.

PNC enters into certain types of agreements such as (i) agreements relating to providing various servicing and processing functions to third parties, (ii) agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions, (iii) syndicated credit agreements, as a syndicate member, and
(iv) sales of individual loans, which provide indemnification to third parties. Due to the nature of these indemnification provisions, it is not possible to calculate aggregate potential exposure under them.

PNC enters into certain types of agreements, such as leases with tenants, in which PNC indemnifies third parties for acts by PNC's agents. While PNC does not believe these indemnification liabilities are material, either individually or in the aggregate, it is not possible to calculate potential exposure.

PNC enters into contracts for the delivery of technology service in which PNC indemnifies the other party against claims of patent infringement by third parties. Due to the nature of these indemnification provisions, it is not possible to calculate potential exposure under this type of indemnification.

PNC engages in certain insurance activities which require its employees to be bonded. PNC satisfies this requirement by issuing letters of credit in an aggregate amount of approximately $5 million.

In the ordinary course of business PNC enters into contracts with third parties pursuant to which the third parties provide services on behalf of PNC. In many of the contracts PNC agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined. PNC is a general or limited partner in certain asset management and investment limited partnerships, many of which contain indemnification provisions which would require PNC to make payments in excess of its remaining funding commitments. While in certain of these partnerships the maximum liability to PNC is limited to the sum of PNC's unfunded commitments and partnership distributions received by PNC, in the others the indemnification liability is unlimited. As a result, it is not possible to determine the aggregate potential exposure for these indemnifications.

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries and also advance on behalf of covered individuals costs incurred in defending against certain claims, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. The Corporation advanced such defense costs on behalf of several such individuals with respect to pending litigation or investigations during the first quarter of 2003. It is not possible to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by its mutual fund processing services business on behalf of certain of its customers, PNC provides indemnification to those customers against the failure of the borrower to return the securities. Each borrower's obligation to return the securities is fully secured on a daily basis, and thus the exposure to the Corporation is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the borrowed securities. At March 31, 2003, the aggregate maximum potential exposure as a result of these indemnity obligations was $5.7 billion, although PNC held cash collateral at the time in excess of that amount.

CONTINGENT PAYMENTS IN CONNECTION WITH CERTAIN ACQUISITIONS
A number of the acquisition agreements to which PNC is a party and under which it has purchased various types of assets, including the purchase of entire businesses, partial interests in companies, or other types of assets, require PNC to make additional payments in future years if certain predetermined goals, such as revenue targets, are achieved or if other contingencies, such as specified declines in the value of the consideration paid, occur within a specified time. As certain of these provisions do not specify dollar limitations, it is not possible to quantify the aggregate exposure to PNC resulting from these agreements.

NBOC ACQUISITION PUT OPTION
See Note 2 NBOC Acquisition for a description of the Put Option. NBOC notified PNC of its intent to exercise the Put Option effective July 15, 2003.

STATISTICAL INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                -------------------------------------------------------------------
                                                                        First Quarter 2003               Fourth Quarter 2002
                                                                -------------------------------------------------------------------
                                                                              Interest   Average                Interest  Average
Taxable-equivalent basis                                           Average     Income/   Yields/      Average    Income/  Yields/
Dollars in millions                                               Balances     Expense     Rates     Balances    Expense    Rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets
Loans held for sale                                                 $1,782         $12      2.65%      $1,985        $18     3.48%
Securities
  Securities available for sale
     U.S. Treasury and government agencies/corporations              3,082          36      4.62        3,294         39     4.77
     Other debt                                                      9,345         103      4.39        8,646        103     4.74
     State and municipal                                                57           1      9.04           61          1     8.92
     Corporate stocks and other                                        527           3      2.59          509          2     2.14
---------------------------------------------------------------------------------------             ---------------------
        Total securities available for sale                         13,011         143      4.39       12,510        145     4.66
  Securities held to maturity                                           67           1      7.69          342          5     5.00
---------------------------------------------------------------------------------------             ---------------------
        Total securities                                            13,078         144      4.41       12,852        150     4.67
Loans, net of unearned income
    Commercial                                                      15,050         217      5.76       15,426        233     5.90
    Commercial real estate                                           2,265          27      4.70        2,382         30     4.95
    Consumer                                                         9,974         149      6.06        9,739        156     6.37
    Residential mortgage                                             3,619          55      6.10        3,554         57     6.44
    Lease financing                                                  3,909          58      6.02        4,000         62     6.14
    Other                                                              363           3      3.78          356          4     4.30
---------------------------------------------------------------------------------------             ---------------------
        Total loans, net of unearned income                         35,180         509      5.82       35,457        542     6.03
Federal funds sold                                                   1,813           6      1.24        1,426          5     1.43
Other                                                                2,145          24      4.57        2,205         29     5.13
---------------------------------------------------------------------------------------             ---------------------
        Total interest-earning assets/interest income               53,998         695      5.17       53,925        744     5.45
Noninterest-earning assets
Allowance for credit losses                                           (682)                              (655)
Cash and due from banks                                              2,695                              2,717
Other assets                                                         9,944                              9,855
---------------------------------------------------------------------------                         ----------
        Total assets                                               $65,955                            $65,842
===========================================================================                         ==========
LIABILITIES, MINORITY INTEREST, CAPITAL SECURITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                                        $22,826          46       .81      $22,395         56      .99
    Savings                                                          2,058           2       .39        2,020          3      .44
    Retail certificates of deposit                                   9,638          78      3.29        9,977         85     3.39
    Other time                                                         350           5      5.63          312          5     6.20
    Deposits in foreign offices                                        497           1       .46          370                 .69
---------------------------------------------------------------------------------------             ---------------------
        Total interest-bearing deposits                             35,369         132      1.51       35,074        149     1.68
Borrowed funds
    Federal funds purchased                                             37                  1.86           46                1.81
    Repurchase agreements                                              891           2      1.16          940          3     1.33
    Bank notes and senior debt                                       4,267          23      2.14        4,417         27     2.38
    Federal Home Loan Bank borrowings                                1,210          (3)    (1.11)       1,261         (1)    (.37)
    Subordinated debt                                                2,151          23      4.24        2,211         26     4.53
    Other borrowed funds                                               146          12     33.23          170         13    30.18
---------------------------------------------------------------------------------------             ---------------------
        Total borrowed funds                                         8,702          57      2.63        9,045         68     2.93
---------------------------------------------------------------------------------------             ---------------------
        Total interest-bearing liabilities/interest expense         44,071         189      1.73       44,119        217     1.94
Noninterest-bearing liabilities, minority interest, capital
   securities and shareholders' equity
Demand and other noninterest-bearing deposits                        9,017                              9,030
Allowance for unfunded commitments and letters of credit                84                                 79
Accrued expenses and other liabilities                               4,928                              4,829
Minority interest                                                      251                                261
Mandatorily redeemable capital securities of subsidiary trusts         848                                848
Shareholders' equity                                                 6,756                              6,676
---------------------------------------------------------------------------                         ----------
        Total liabilities, minority interest, capital
           securities and shareholders' equity                     $65,955                            $65,842
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                        3.44                             3.51
    Impact of noninterest-bearing sources                                                    .32                              .36
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income/margin                                                    $506      3.76%                   $527     3.87%
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

-----------------------------------------------------------------------------------------------------------------------------
              Third Quarter 2002                     Second Quarter 2002                      First Quarter 2002
-----------------------------------------------------------------------------------------------------------------------------
                 Interest       Average                     Interest    Average                   Interest        Average
    Average       Income/       Yields/       Average        Income/    Yields/       Average      Income/        Yields/
   Balances       Expense         Rates      Balances        Expense      Rates      Balances      Expense          Rates
-----------------------------------------------------------------------------------------------------------------------------

   $2,125             $24         4.43%        $3,235           $41        5.07%       $4,276          $52          4.85%


    2,962              37         5.07          2,972            39        5.21         3,506           47          5.33
    7,205              95         5.27          7,146            99        5.54         8,674          123          5.69
       60               1         9.05             61             1        9.33            62            2          9.09
      541               4         2.53            492             5        3.63           406            3          2.99
---------------------------                 ------------------------                -------------------------
   10,768             137         5.10         10,671           144        5.38        12,648          175          5.52
      340               4         5.02            364             5        5.70           363            3          3.61
---------------------------                 ------------------------                -------------------------
   11,108             141         5.10         11,035           149        5.39        13,011          178          5.47

   15,698             236         5.89         16,311           243        5.90        16,264          240          5.90
    2,501              33         5.16          2,470            33        5.26         2,452           33          5.36
    9,649             160         6.56          9,509           158        6.67         9,278          156          6.82
    4,296              71         6.63          4,979            85        6.79         5,756           98          6.85
    4,124              65         6.31          4,244            68        6.39         4,327           70          6.52
      419               5         4.16            402             4        4.26           394            4          4.16
---------------------------                 ------------------------                -------------------------
   36,687             570         6.13         37,915           591        6.20        38,471          601          6.28
    2,212              10         1.75          1,532             6        1.76            80            1          1.71

    2,110              28         5.27          1,925            20        4.12         1,787           29          6.57
---------------------------                 ------------------------                -------------------------
   54,242             773         5.64         55,642           807        5.78        57,625          861          5.99

     (665)                                       (625)                                   (567)
    2,619                                       2,705                                   2,877
    9,662                                       8,738                                   8,294
--------------                              -----------                             -----------
  $65,858                                     $66,460                                 $68,229
--------------                              -----------                             -----------



  $21,994              62         1.12        $22,147            63        1.16       $21,802           60          1.11
    2,050               2          .50          2,067             3         .50         1,994            2           .48
   10,347              92         3.52         10,518            97        3.68        10,608          101          3.86
      307               5         6.33            948             8        3.45           827            9          4.40
      299               1         1.10            243             1        1.66           867            4          1.65
---------------------------                 ------------------------                -------------------------
   34,997             162         1.84         35,923           172        1.92        36,098          176          1.97

       42                         2.97             35                      1.81         2,109            9          1.58
      990               4         1.51            979             4        1.45           915            3          1.38
    5,154              35         2.63          5,441            38        2.76         5,675           38          2.68
    1,272                         (.15)         1,714             2         .52         1,873            2           .48
    2,210              25         4.61          2,210            25        4.58         2,209           25          4.60
      158              15        37.25            483             8        6.66           391           15         15.48
---------------------------                 ------------------------                -------------------------
    9,826              79         3.16         10,862            77        2.83        13,172           92          2.80
---------------------------                 ------------------------                -------------------------
   44,823             241         2.13         46,785           249        2.13        49,270          268          2.19

    8,665                                       8,406                                   8,288
       73                                          98                                      70
    4,754                                       4,027                                   3,675
      218                                         192                                     177
      848                                         848                                     848
    6,477                                       6,104                                   5,901
----------------                            -------------                           --------------
  $65,858                                     $66,460                                 $68,229
-----------------------------------------------------------------------------------------------------------------------------
                                  3.51                                     3.65                                     3.80
                                   .37                                      .34                                      .32
-----------------------------------------------------------------------------------------------------------------------------
                     $532         3.88%                        $558        3.99%                      $593          4.12%
=============================================================================================================================

Loan fees for the three months ended March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002 were $27 million, $26 million, $22 million, $29 million and $29 million, respectively.

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

Commission File Number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1435979
Address of principal executive offices:
          One PNC Plaza
          249 Fifth Avenue
          Pittsburgh, Pennsylvania 15222-2707
          Telephone:  (412) 762-2000


The PNC Financial Services Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

As of April 30, 2003, The PNC Financial Services Group, Inc. had 281,924,425 shares of common stock ($5 par value) outstanding.

PART I   FINANCIAL INFORMATION

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

           Cross-reference                              Page(s)
---------------------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months ended March 31, 2003 and
             2002                                           32
           Consolidated Balance Sheet as of
              March 31, 2003 and December 31, 2002          33
           Consolidated Statement of Cash Flows for
             the three months ended March 31, 2003
             and 2002                                       34
           Notes to Consolidated Financial
             Statements                                35 - 48
           Consolidated Average Balance Sheet and
             Net Interest Analysis                     49 - 50
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 3 - 31
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk             23 - 28
Item 4     Controls and Procedures                          29
---------------------------------------------------------------


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania were consolidated in a Consolidated Class Action Complaint filed on October 4, 2002 brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002. The Consolidated Class Action Complaint names as defendants the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001 and seeks unquantified damages, interest, attorneys' fees and other expenses. The Consolidated Class Action Complaint alleges violations of federal securities laws related to disclosures regarding the three 2001 transactions that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002, and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. The impact of the final disposition of this investigation cannot be assessed at this time.

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position. However, at the present time, management is not in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 22, 2003 for the purpose of considering and acting upon the election of 16 directors to serve until the next annual meeting and until their successors are elected and qualified.

Sixteen directors were elected and the votes cast for or against/withheld were as follows:

                                       Aggregate Votes
                                -------------------------------
Nominee                             For        Against/Withheld
---------------------------------------------------------------
Paul W. Chellgren                236,167,908         4,760,125
Robert N. Clay                   236,385,476         4,542,557
J. Gary Cooper                   235,882,216         5,045,817
George A. Davidson, Jr.          235,013,143         5,914,890
Richard B. Kelson                234,986,593         5,941,440
Bruce C. Lindsay                 235,092,000         5,836,033
Anthony A. Massaro               235,985,480         4,942,553
Thomas H. O'Brien                235,320,437         5,607,596
Jane G. Pepper                   236,133,638         4,794,395
James E. Rohr                    234,573,048         6,354,985
Lorene K. Steffes                236,346,086         4,581,947
Dennis F. Strigl                 236,198,682         4,729,351
Stephen G. Thieke                235,168,300         5,759,733
Thomas J. Usher                  235,878,219         5,049,814
Milton A. Washington             236,103,787         4,824,246
Helge H. Wehmeier                235,135,901         5,792,132
===============================================================
With respect to the preceding matter, holders of the Corporation's common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 28, 2003 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

                                            Number of
                               Voting          Shares
                               Rights        Entitled     Aggregate
Title of Class or Series    Per Share         to Vote   Voting Power
----------------------------------------------------------------------
Common Stock                         1    283,148,371    283,148,371
$1.80 Cumulative
 Convertible
 Preferred Stock -
 Series A                            8          9,106         72,848
$1.80 Cumulative
 Convertible
 Preferred Stock -
 Series B                            8          2,420         19,360
$1.60 Cumulative
 Convertible
 Preferred Stock -
 Series C                        4/2.4        183,222        305,370*
$1.80 Cumulative
 Convertible
 Preferred Stock -
 Series D                        4/2.4        268,952        448,253*
                                                         --------------
 Total possible votes                                    283,994,202*
=======================================================================

* Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder's preferred stock was convertible.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed, or in the case of Exhibits
99.1 and 99.2 furnished, with this Quarterly Report on Form 10-Q:


EXHIBIT INDEX

10.19      The Corporation's Employee Stock Purchase Plan, as
             amended
12.1       Computation of Ratio of Earnings to Fixed Charges
12.2       Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
99.1       Certification of Chairman and Chief Executive Officer
             pursuant to 18 U.S.C. Section 1350
99.2       Certification of Vice Chairman and Chief Financial
             Officer pursuant to 18 U.S.C. Section 1350
-------------------------------------------------------------------

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

The Corporation filed the following Current Reports on Form 8-K ("Form 8-K") during and subsequent to the first quarter of 2003 through the date of this Quarterly Report on Form 10-Q on the dates indicated:

March 13, 2003
Item 9, Regulation FD Disclosure, related to certifications of the Corporation's Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Conformed copies of such certifications were furnished as Exhibits to this Form 8-K.

April 17, 2003
Item 12, Disclosure of Results of Operations and Financial Condition, regarding the Corporation's release of first quarter 2003 earnings. A copy of the Corporation's earnings press release was furnished as an Exhibit to this Form 8-K.

April 17, 2003
Item 12, Disclosure of Results of Operations and Financial Condition, regarding supplementary financial information provided on the Corporation's website in connection with its April 17, 2003 release of first quarter 2003 earnings and related investor conference call. A copy of this supplementary financial information was furnished as an Exhibit to this Form 8-K.

April 24, 2003
Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation by the Corporation's Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer in connection with the Corporation's April 22, 2003 Annual Meeting of Shareholders. A copy of the electronic slides used with this presentation was furnished as an Exhibit to this Form 8-K.

May 1, 2003
Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation to investors by certain executives of the Corporation in connection with the May 1, 2003 Goldman Sachs Bank Field Trip. A copy of the electronic slides used with this presentation was furnished as an Exhibit to this Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 2003, on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

THE PNC FINANCIAL SERVICES GROUP, INC.
/s/ William S. Demchak
-----------------------------------------
William S. Demchak
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)


CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James E. Rohr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The PNC Financial Services Group, Inc.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ James E. Rohr
-----------------------
James E. Rohr
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Demchak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The PNC Financial Services Group, Inc.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ William S. Demchak
--------------------------------
William S. Demchak
Vice Chairman and Chief Financial Officer

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

FINANCIAL INFORMATION

PNC is subject to the reporting requirements of the Securities Exchange Act of 1934 and as such files annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission ("SEC"). Copies of these and other filings, including exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov or at PNC's home page at www.pnc.com. Copies may also be obtained without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

INQUIRIES

For financial services call 1-888-PNC-2265. Individual shareholders should contact Shareholder Services at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Director of Investor Relations, at (412) 762-8257 or via e-mail at investor.relations@pnc.com.

News media representatives and others seeking general information should contact Brian Goerke, Vice President, Corporate Communications, at (412) 762-4550 or via e-mail at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED
The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

                                                            Cash
                                                       Dividends
                        High          Low       Close   Declared
=================================================================
2003 QUARTER
-----------------------------------------------------------------
First                $45.950      $41.630     $42.380      $.48
=================================================================
2002 QUARTER
-----------------------------------------------------------------
First                $62.800      $52.500     $61.490      $.48
Second                61.490       49.600      52.280       .48
Third                 52.750       32.700      42.170       .48
Fourth                44.230       36.020      41.900       .48
-----------------------------------------------------------------
     Total                                                $1.92
=================================================================

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. A prospectus and enrollment card may be obtained by contacting Shareholder Services at (800) 982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC
2 North LaSalle Street
Chicago, Illinois  60602
(800) 982-7652