Form 10-Q
period 2003-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2003-08-14
CIK 713676

                     THE PNC FINANCIAL SERVICES GROUP, INC.

                         Quarterly Report on Form 10-Q
                  For the quarterly period ended June 30, 2003


The Quarterly Report on Form 10-Q and cross reference index is on page 61.

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.



Dollars in millions, except per share data                     Three months ended June 30      Six months ended June 30
Unaudited                                                            2003            2002           2003           2002
------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Revenue
    Net interest income (taxable-equivalent basis) (a)               $523            $558         $1,029         $1,151
    Noninterest income                                                776             870          1,571          1,660
                                                            ------------------------------  ----------------------------
    Total revenue                                                  $1,299          $1,428         $2,600         $2,811
                                                            ==============================  ============================

     Net income                                                      $184            $320           $446           $637
                                                            ==============================  ============================

Per common share
    Diluted earnings                                                 $.65           $1.12          $1.57          $2.23

    Cash dividends declared                                          $.48            $.48           $.96           $.96

------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on
    Average common shareholders' equity                             10.91%          21.00%         13.32%         21.41%
    Average assets                                                   1.13            1.93           1.37           1.91
Net interest margin                                                  3.91            3.99           3.83           4.06
Noninterest income to total revenue (b)                                60              61             60             59
Efficiency (c)                                                         72              59             69             59
========================================================================================================================

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform to the current period presentation. See page 38 of this Financial Review for a glossary of certain terms used in this report.

(a) The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets has been increased to make them fully equivalent to other taxable interest income investments. A reconciliation of net interest income as reported in the Consolidated Statement of Income to net interest income on a taxable-equivalent basis follows (in millions):


                                                               Three months ended June 30      Six months ended June 30
                                                                     2003            2002           2003           2002
                                                            --------------    ------------  -------------   ------------
    Net interest income, GAAP basis                                  $521            $555         $1,024         $1,145
    Taxable-equivalent adjustment                                       2               3              5              6
                                                            --------------    ------------  -------------   ------------
    Net interest income, taxable-equivalent basis                    $523            $558         $1,029         $1,151
                                                            ==============    ============  =============   ============

(b) Computed as total noninterest income divided by the sum of net interest income and noninterest income. For the six months ended June 30, 2002, the ratio previously reported had been computed using taxable-equivalent net interest income. The ratio for that period has been restated to conform to the current period presentation.

(c) Computed as noninterest expense divided by the sum of net interest income and noninterest income. For the six months ended June 30, 2002, the efficiency ratio previously reported had been computed by excluding amortization expense and distributions on capital securities from the calculation and had used taxable-equivalent net interest income. The efficiency ratio for that period has been restated to conform to the current period presentation.


                                                                                  June 30      December 31        June 30
Unaudited                                                                            2003             2002           2002
-----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets                                                                            $67,262          $66,377        $66,913
Earning assets                                                                     54,748           54,833         55,778
Loans, net of unearned income                                                      34,534           35,450         37,684
Allowance for credit losses                                                           673              673            654
Securities                                                                         16,017           13,763         12,313
Loans held for sale                                                                 1,475            1,607          2,441
Total deposits                                                                     46,694           44,982         44,427
Borrowed funds                                                                      7,903            9,116         10,480
Allowance for unfunded loan commitments and letters of credit                          78               84             73
Shareholders' equity                                                                6,774            6,859          6,390
Common shareholders' equity                                                         6,765            6,849          6,380
Book value per common share                                                         24.16            24.03          22.46
Loans to deposits                                                                      74%              79%            85%

ASSETS UNDER MANAGEMENT (billions)                                                   $328             $313           $294

FUND ASSETS SERVICED (billions)
Accounting/administration net assets                                                 $618             $510           $513
Custody assets                                                                       $371             $336           $323

CAPITAL RATIOS
Tier 1 Risk-based                                                                     8.9%             8.8%           8.2%
Total Risk-based                                                                     12.3             12.5           12.0
Leverage                                                                              8.1              8.1            7.4
Shareholders' equity to total assets                                                10.07            10.33           9.55
Common shareholders' equity to total assets                                         10.06            10.32           9.53

ASSET QUALITY RATIOS
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets                                         1.12%            1.13%          1.25%
Nonperforming loans to total loans                                                    .95              .87            .86
Net charge-offs to average loans (for the three months ended)                         .73              .39            .78
Allowance for credit losses to total loans                                           1.95             1.90           1.74
Allowance for credit losses to nonperforming loans                                    206              218            201

============================================================================================================================


FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.


This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and unaudited Statistical Information included herein and the Financial Review, audited Consolidated Financial Statements, and Statistical Information included in the Corporation's 2002 Annual Report on Form 10-K ("2002 Form 10-K"). Certain prior-period amounts have been reclassified to conform with the current year presentation. The term "loans" in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and the Business section of the 2002 Form 10-K. Also, see the Forward-Looking Statements and the Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results to differ materially from forward-looking statements or historical performance. See page 38 of this Financial Review for a glossary of certain terms used in this report.


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

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first six months of 2003 was $446 million, or $1.57 per diluted share, compared with net income of $637 million, or $2.23 per diluted share, for the first six months of 2002. Return on average common shareholders' equity was 13.32% for the first half of 2003 compared with 21.41% for the first half of 2002. Return on average assets was 1.37% for the first six months of 2003 compared with 1.91% for the first six months of 2002.

Consolidated net income for the second quarter of 2003 was $184 million, or $.65 per diluted share, compared with $320 million, or $1.12 per diluted share, for the second quarter of 2002. Return on average common shareholders' equity was 10.91% for the second quarter of 2003 compared with 21.00% for the second quarter of 2002. Return on average assets was 1.13% for the second quarter of 2003 compared with 1.93% for the second quarter of 2002.

Results for both the first six months and second quarter of 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with the Corporation's previously announced agreement with the United States Department of Justice ("DOJ"), including related legal and consulting costs. See Agreement with Department of Justice in this Financial Review for additional information. The impact of these expenses was reflected in the return on average common shareholders' equity and in the return on average assets for both the first half and second quarter of 2003.

The Corporation's progress during the first half and second quarter of 2003 in addressing several of the challenges referred to in the 2002 Form 10-K included the following:

Asset quality remained stable.

      o The provision for credit losses was $93 million for the first six months of 2003 compared with $171 million for the first six months of 2002. The provision for credit losses was $57 million for the second quarter of 2003 compared with $89 million for the second quarter of 2002.

      o While nonperforming loans increased $18 million, to $327 million, compared with the balance at December 31, 2002, total nonperforming assets declined $14 million, to $404 million, at June 30, 2003.

Total revenues declined in the first half and second quarter of 2003 compared with the same periods in 2002 due to the effects of a lower interest rate environment, declines in average interest-earning assets and comparatively weaker equity markets in 2003. However, growth in certain facets of the business included the following:

      o Earnings from BlackRock for the first half of 2003 increased 12% compared with the first half of 2002 and second quarter earnings improved 11% compared with the second quarter of 2002.

      o Regional Community Banking grew home equity loans 14% on average in both the six-month and second quarter 2002 comparisons and grew demand deposits 5% on average compared with the first half of 2002 and 6% on average compared with the prior year quarter.

PNC's development of value-added customer relationships was evidenced by the following:

      o The number of Regional Community Banking checking relationships at June 30, 2003 reflected growth of 2% compared with December 31, 2002 and 5% compared with June 30, 2002.

      o PFPC provided accounting/administration services for $618 billion of pooled investment assets at June 30, 2003, up from $510 billion at December 31, 2002 and $513 billion at June 30, 2002. These increases from prior periods primarily resulted from net new business activity and positive equity market performance during the second quarter of 2003.

Other strategic initiatives:

      o The Corporation's $100 million efficiency initiative is on track and has resulted in expense savings of approximately $37 million for the first half of 2003, including $21 million in the second quarter.

      o PNC repurchased 6.6 million common shares under its 35 million share repurchase program during the first half of 2003, including 2.2 million shares during the second quarter of 2003.

      o PFPC completed the sale of its retirement services business effective June 30, 2003, which is expected to improve its operating margins.

Results for the first half of 2003 included a $211 million, or 8%, decline in total taxable-equivalent revenue compared with the first half of 2002, comprised of a $122 million decline in taxable-equivalent net interest income and an $89 million decline in noninterest income. Results for the second quarter of 2003 reflected a $129 million, or 9%, decrease in total taxable-equivalent revenue compared with the second quarter of 2002, including a $94 million decline in noninterest income and a $35 million decline in taxable-equivalent net interest income. Taxable-equivalent net interest income in both 2003 periods reflected a narrower net interest margin and downsizing of the loan portfolio. See Note (a) to net interest income (taxable-equivalent basis) in the Consolidated Financial Highlights for a reconciliation of taxable-equivalent net interest income to net interest income as reported under generally accepted accounting principles ("GAAP"). The impact of comparatively weaker equity markets in 2003 and reduced net gains in excess of valuation adjustments related to the liquidation of the institutional loans held for sale contributed to the decline in noninterest income in the 2003 periods compared with the corresponding 2002 periods.

Total noninterest expense increased $145 million, or 9%, for the first six months of 2003 compared with the first half of 2002 and increased $96 million, or 11%, in the second quarter of 2003 compared with the second quarter of 2002. Noninterest expense for both 2003 periods included DOJ-related expenses of $120 million.

Management expects that the remainder of 2003 will continue to be a challenge to the Corporation and that success will depend on PNC's ability to meet its key operating challenges. These challenges include the stability of asset quality, revenue growth and the development of value-added customer relationships. Other factors that will affect the Corporation's success include leveraging technology, managing the revenue/expense relationship and regulatory and other governmental actions. For additional factors that could affect the Corporation's success, see the Risk Factors, Risk Management and Forward-Looking Statements sections of this Financial Review.

BALANCE SHEET HIGHLIGHTS
Total assets were $67.3 billion at June 30, 2003 compared with $66.4 billion at December 31, 2002 and $66.9 billion at June 30, 2002. Average interest-earning assets for the first half of 2003 were $53.6 billion, down $3.0 billion, or 5%, compared with the first half of 2002. Declines in average loans of $3.2 billion and average loans held for sale of $2.0 billion were partially offset by an increase of $2.2 billion in average securities available for sale.

Average loans for the first six months of 2003 were $35.0 billion compared with $38.2 billion for the first six months of 2002. Average loans represented 65% of total average interest-earning assets for the first half of 2003 compared with 67% for the first half of 2002. Declines in average residential mortgage and commercial loans drove the decline compared with the prior year quarter, partially offset by an increase in home equity loans.

Changes in loans held for sale are described in Loans Held For Sale in the Consolidated Balance Sheet Review section of this Financial Review.

Average securities for the first half of 2003 were $13.9 billion, compared with $12.0 billion for the first half of 2002. Securities represented 26% of average total interest-earning assets for the first half of 2003 compared with 21% for the first half of 2002.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average deposits represented 67% of total sources of funds for the first half of 2003 and 66% for the first half of 2002, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average interest-bearing demand and money market deposits totaled $22.1 billion for the first half of 2003, up slightly compared with the first half of 2002. Average borrowed funds were $8.7 billion for the first six months of 2003, down $3.3 billion compared with the first six months of 2002. This decline is consistent with the decline in average total interest-earning assets in the first half of 2003 compared with the year-ago period and reflected the retention of capital. See the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

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

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during the second quarter of 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from total consolidated results. The impact of these differences is reflected in the "Intercompany eliminations" and "Other" categories. "Intercompany eliminations" reflects activities conducted among PNC's businesses that are eliminated in the consolidated results. "Other" includes differences between management accounting practices and GAAP such as economic capital assignments rather than legal entity shareholders' equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of consolidated entities; and other corporate items. "Other" also includes equity management activities and residual asset and liability management activities which do not meet the criteria for disclosure as a separate reportable business. "Other" reflected a net loss of $134 million for the first six months of 2003 compared with a net loss of $20 million for the first six months of 2002. "Other" for the first half of 2003 includes pretax expenses of $120 million ($87 million after taxes) in connection with the DOJ agreement, including related legal and consulting costs, and a pretax charge of $23 million ($15 million after taxes) related to leased facilities. Business results, including inter-segment revenues, are included in Note 13 Segment Reporting.

"Other Information" included in the tables that follow is presented as of period end, except for consolidated revenue from treasury management, net charge-offs, net gains (losses) on loans held for sale and average full-time equivalent employees (FTEs), which represent amounts for the periods presented. FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts are not restated for organizational changes.



RESULTS OF BUSINESSES

                                                                                          Return on
                                           Earnings (Loss)          Revenue (a)       Assigned Capital(b)    Average Assets (c)
                                         ---------------------------------------------------------------------------------------
Six months ended June 30 - dollars in
millions                                     2003       2002      2003       2002      2003       2002       2003        2002
--------------------------------------------------------------------------------------------------------------------------------
Banking businesses
  Regional Community Banking                 $311       $353    $1,055     $1,094        24%        27%   $38,710     $38,920
  Wholesale Banking
     Corporate Banking                         75         87       348        411        18         16     11,501      14,752
     PNC Real Estate Finance                   40         48       118        116        23         24      4,766       5,081
     PNC Business Credit                       20          4        90         90        17          3      3,703       3,898
------------------------------------------------------------------------------------                     -----------------------
      Total wholesale banking                 135        139       556        617        19         16     19,970      23,731
  PNC Advisors                                 36         64       301        354        14         25      2,863       3,029
------------------------------------------------------------------------------------                     -----------------------
       Total banking businesses               482        556     1,912      2,065        21         23     61,543      65,680
------------------------------------------------------------------------------------                     -----------------------
Asset management and processing businesses
  BlackRock                                    74         66       287        303        22         25        901         734
  PFPC                                         27         38       380        430        26         37      1,878       1,890
------------------------------------------------------------------------------------                     -----------------------
     Total asset management and
        processing businesses                 101        104       667        733        23         28      2,779       2,624
------------------------------------------------------------------------------------                     -----------------------
       Total business results                 583        660     2,579      2,798        21         24     64,322      68,304
Intercompany eliminations                      (3)        (3)      (47)       (52)                         (1,906)     (2,033)
Other                                        (134)       (20)       68         65                           3,343       1,069
------------------------------------------------------------------------------------                     -----------------------
   Total consolidated (a)                    $446       $637    $2,600     $2,811        13         21    $65,759     $67,340
================================================================================================================================

(a) Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC, which are presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis is as follows:


Six months ended June 30 - in millions                       2003       2002
------------------------------------------------------------------------------
Total consolidated revenue, book (GAAP) basis              $2,595     $2,805
Taxable-equivalent adjustment                                   5          6
------------------------------------------------------------------------------
   Total consolidated revenue, taxable-equivalent basis    $2,600     $2,811

==============================================================================

(b)  Percentages for BlackRock reflect return on equity.

(c)  Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                          2003        2002
----------------------------------------------------------------
INCOME STATEMENT
Net interest income                          $651        $741
Other noninterest income                      344         335
Net securities gains                           60          18
----------------------------------------------------------------
   Total revenue                            1,055       1,094
Provision for credit losses                    21          23
Noninterest expense                           560         529
----------------------------------------------------------------
    Pretax earnings                           474         542
Income taxes                                  163         189
----------------------------------------------------------------
  Earnings                                   $311        $353
================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                            $7,862      $6,883
    Indirect                                  453         600
    Other consumer                            531         669
----------------------------------------------------------------
     Total consumer                         8,846       8,152
   Residential mortgage                     3,122       4,757
   Commercial                               3,970       3,529
   Vehicle leasing                          1,256       1,823
   Other                                      117         121
----------------------------------------------------------------
      Total loans                          17,311      18,382
Securities                                 13,362      11,180
Education and other loans held for sale     1,197       1,442
Assigned assets and other assets            6,840       7,916
----------------------------------------------------------------
   Total assets                           $38,710     $38,920
================================================================
Deposits
   Noninterest-bearing demand              $5,368      $4,938
   Interest-bearing demand                  6,124       6,023
   Money market                            12,384      12,320
----------------------------------------------------------------
    Total transaction deposits             23,876      23,281
   Savings                                  2,011       1,960
   Certificates                             9,011      10,259
----------------------------------------------------------------
     Total deposits                        34,898      35,500
Other liabilities                           1,198         794
Assigned capital                            2,614       2,626
----------------------------------------------------------------
   Total funds                            $38,710     $38,920
================================================================
PERFORMANCE RATIOS
Return on assigned capital                     24%         27%
Noninterest income to total revenue            38          32
Efficiency                                     53          48
----------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets (a)                $75         $65
Vehicle leasing outstandings,
   net of unearned income (b)              $1,048      $1,661
Net charge-offs                               $26         $24
Home equity portfolio credit statistics:
 Percentage of first lien positions            46%         36%
 Weighted average loan-to-value ratios         72%         73%
 Weighted average FICO scores                 712         710
Gains on sales of education loans              $8         $10
Average FTEs                                9,394       9,544
ATMs                                        3,660       3,350
Branches                                      713         713
Financial consultants                         693         650
Business banking centers                      193         158
Checking relationships                  1,575,000   1,494,000
Online banking users                      684,134     508,608
Deposit households using online banking      40.2%       32.6%
=================================================================

(a) Includes nonperforming loans of $65 million and $56 million at June 30, 2003 and 2002, respectively.

(b)  At June 30.


Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC's geographic region.

The strategic focus of the Regional Community Bank is to generate sustainable revenue growth by consistently increasing its base of satisfied and loyal customers. The strategy is to drive revenue growth by building a base of checking account relationships which provide fee revenue and a low-cost funding source for loans and investments. In turn, these relationships generate additional revenue growth by deepening relationships with these customers through cross-selling of other products and services. Consistent with this strategy, PNC Bank, N.A. announced in August 2003 an alliance with The Stop and Shop Supermarket Company to become the exclusive bank in all new Stop & Shop stores located in New Jersey going forward and expects to place 40 branches in Stop and Shop's New Jersey stores over the next four years.

Regional Community Banking increased the number of checking relationships by 5% compared with June 30, 2002, which drove increases in average transaction deposits and fee revenues. The cross-sell of home equity loans to consumers and growth in checking accounts and the ATM network have generated additional growth in loans and fee revenues. One of the key priorities for the business is to continue to improve customer loyalty and retention by investing in improvements to on-line banking services. This focus has resulted in a 35% increase in online banking users since June 30, 2002.

Regional Community Banking earnings were $311 million for the first six months of 2003 compared with $353 million in the first six months of 2002. Revenue was negatively impacted by low interest rates in the first half of 2003 and the down-sizing of non-relationship lending activities. These factors, and a significant increase in employee benefit costs, contributed to the decline in earnings. As a result, the efficiency ratio declined in 2003 compared with the prior year period.

Total revenue was $1.1 billion for both the first six months of 2003 and 2002. Taxable-equivalent net interest income declined $90 million, or 12%, compared with the first six months of 2002. Declines in taxable-equivalent net interest income of $56 million related to the residential mortgage portfolio and of $22 million from the securities portfolio, reflecting the lower interest rate environment in 2003 and partially offset by an increase of $12 million from higher average home equity loan balances, were the primary reasons for the decline. Other noninterest income increased $9 million compared with the first six months of 2002 as a $14 million improvement in deposit-related fee revenue and a $3 million increase in ATM fees more than offset declines in other income. Net securities gains increased $42 million for the first half of 2003 compared with the prior year period.

The provision for credit losses for the first six months of 2003 was $21 million, a decline of $2 million compared with the prior year period primarily due to a decrease in specific reserves partially offset by a $2 million increase in net charge-offs.

Noninterest expense totaled $560 million in the first six months of 2003, up $31 million compared with the prior year period. The increase reflected higher pension cost, increases in net occupancy costs related to additional offsite ATMs and investments in the branch network and marketing costs.

Average total loans decreased 6% for the first half of 2003 compared with the first six months of 2002. Regional Community Banking has adopted a relationship-based lending strategy that will target certain portfolios for growth (home equity and commercial) while allowing other portfolios to run-off. Home equity loans grew by 14% on average compared with the first half of 2002 driven by record levels of new loan volume. As of June 30, 2003, 95% of the home equity portfolio was within Regional Community Banking's geographic footprint. The growth in home equity loans and residential mortgage prepayments reflected consumer debt trends during the periods presented. However, if mortgage interest rates continue to rise subsequent to June 30, 2003, consumer demand for home equity loans may change. The overall decline in loans primarily resulted from residential mortgage prepayments and the run-off of vehicle leases and indirect loans consistent with the relationship-based lending strategy.

Average total deposits declined 2% in the first six months of 2003 compared with the prior year period as increases in checking, money market and savings deposits were more than offset by a decline in certificates of deposit. Demand and money market deposits increased due to the ongoing strategic marketing efforts to add new accounts and retain existing customers while higher cost, less valuable certificates of deposit were not emphasized.

As previously reported, the Corporation decided to discontinue its vehicle leasing business in the fourth quarter of 2001. As a result, this portfolio has declined 37% since June 30, 2002 and is performing overall as expected. See Loans in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

WHOLESALE BANKING - CORPORATE BANKING

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                           2003         2002
------------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $147         $183
Noninterest income                             201          228
------------------------------------------------------------------
   Total revenue                               348          411
Provision for credit losses                     40           95
Noninterest expense                            193          183
------------------------------------------------------------------
   Pretax earnings                             115          133
Income tax                                      40           46
------------------------------------------------------------------
   Earnings                                    $75          $87
==================================================================
AVERAGE BALANCE SHEET
Loans                                       $8,432       $9,815
Loans held for sale                            243        2,116
Other assets                                 2,826        2,821
------------------------------------------------------------------
   Total assets                            $11,501      $14,752
==================================================================
Deposits                                    $5,043       $4,538
Assigned funds and other liabilities         5,595        9,108
Assigned capital                               863        1,106
------------------------------------------------------------------
   Total funds                             $11,501      $14,752
==================================================================
PERFORMANCE RATIOS
Return on assigned capital                      18%          16%
Noninterest income to total revenue             58           55
Efficiency                                      55           45
------------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets (a)                $176         $261
Net charge-offs                                $60          $71
Average FTEs                                 1,899        1,932
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                           $173       $1,822
    Outstandings                              $101         $920
  Exit portfolio
    Credit exposure                           $251       $1,178
    Outstandings                               $11          $12
Net gains on loans held for sale (b)           $30          $79
==================================================================

(a) Includes nonperforming loans of $121 million and $126 million at June 30, 2003 and 2002, respectively.

(b)  Included in Noninterest income.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC's geographic region. Additionally, PNC, through the Corporate Banking line of business, administers Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit. See Note 1 Accounting Policies regarding the potential effect on the accounting for Market Street of the Corporation's adoption of the Financial Accounting Standards Board's FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities," effective July 1, 2003. The strategic focus for Corporate Banking is to adapt its institutional expertise to the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and to improve the risk/return characteristics of the lending business. Corporate Banking intends to continue its efforts to manage credit risk, liquidate loans held for sale and sustain relationships with traditional customers by emphasizing noncredit products.

Corporate Banking earnings were $75 million for the first six months of 2003 compared with $87 million for the first six months of 2002. The earnings decline reflected decreased revenue and higher noninterest expenses that more than offset a lower provision for credit losses compared with the first half of 2002.

Total revenue of $348 million for the first six months of 2003 decreased $63 million compared with the first six months of 2002. Taxable-equivalent net interest income for the first six months of 2003 decreased $36 million compared with the prior year period primarily due to the reduction in average loans and average loans held for sale resulting from the institutional lending repositioning and lower interest rates. Noninterest income decreased $27 million compared with the first six months of 2002. This decline reflected a $49 million reduction in net gains on loans held for sale compared with the first half of 2002 that was partially offset by $23 million of net securities gains recognized in 2003 in connection with the liquidation of two entities formed in 2001 in the PAGIC transactions with American International Group, Inc. ("AIG").

The provision for credit losses decreased $55 million, to $40 million, in the first six months of 2003 compared with the same period in 2002. The provision for credit losses for the first six months of 2002 reflected reserve allocations related to Market Street liquidity facilities.

Noninterest expense totaled $193 million in the first six months of 2003 compared with $183 million for the first six months of 2002. The increase reflects $22 million of costs paid in 2003 in connection with the liquidation of two entities formed in 2001 in the PAGIC transactions, partially offset by lower staff-related costs in 2003 as a result of the institutional lending downsizing.

Treasury management, capital markets and equipment leasing products offered through Corporate Banking are marketed by several businesses across the Corporation. A portion of the revenue and expense related to these products is reflected in Corporate Banking and the remainder is reflected in the results of other businesses. Consolidated revenue from treasury management products was $175 million for the first six months of 2003, up $5 million compared with the first half of 2002 reflecting higher sales activity. Consolidated revenue from capital markets products was $56 million for the first six months of 2003, a decrease of $6 million compared with the same period in 2002 primarily due to lower transaction volume attributable to the comparatively weaker market conditions in 2003. Consolidated revenue from equipment leasing products was $38 million for the first half of 2003 compared with $37 million for the first half of 2002.

Nonperforming assets were $176 million at June 30, 2003 compared with $261 million at June 30, 2002. Nonperforming assets at June 30, 2002 included the second quarter 2002 funding of approximately $63 million resulting from a draw on a liquidity facility with Market Street. The decrease from June 30, 2002 also reflects the Corporation's continued liquidation of the institutional lending held for sale portfolio.

WHOLESALE BANKING - PNC REAL ESTATE FINANCE

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                           2003        2002
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $56         $60
Noninterest income
 Net commercial mortgage banking
   Net gains on loan sales                      23          14
   Servicing and other fees, net
    of amortization                             19          20
   Other                                        20          22
-----------------------------------------------------------------
     Total noninterest income                   62          56
-----------------------------------------------------------------
   Total revenue                               118         116
Provision for credit losses                      7          (5)
Noninterest expense                             82          74
-----------------------------------------------------------------
   Pretax earnings                              29          47
-----------------------------------------------------------------
Minority interest benefit                       (2)
Income tax (benefit)                            (9)         (1)
-----------------------------------------------------------------
   Earnings                                    $40         $48
=================================================================
AVERAGE BALANCE SHEET
Loans
   Commercial real estate                   $2,002      $2,237
   Commercial - real estate related          1,418       1,508
-----------------------------------------------------------------
     Total loans                             3,420       3,745
Commercial mortgages held for sale             344         282
Other loans held for sale                       45         183
Other assets                                   957         871
-----------------------------------------------------------------
   Total assets                             $4,766      $5,081
=================================================================
Deposits                                      $997        $658
Assigned funds and other liabilities         3,411       4,025
Assigned capital                               358         398
-----------------------------------------------------------------
   Total funds                              $4,766      $5,081
================================================================
PERFORMANCE RATIOS
Return on assigned capital                      23%         24%
Noninterest income to total revenue             53          48
Efficiency                                      69          64
-----------------------------------------------------------------
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (a)
January 1                                       $74        $68
Acquisitions/additions                           12          9
Repayments/transfers                             (7)        (6)
-----------------------------------------------------------------
    June 30                                     $79        $71
=================================================================
OTHER INFORMATION
Total nonperforming assets (b)                   $3         $6
Net charge-offs (recoveries)                     $2        $(5)
Average FTEs                                    747        764
Net carrying amount of commercial
   mortgage servicing rights                   $199       $200
Institutional lending repositioning
  Loans held for sale
    Credit exposure                             $16       $124
    Outstandings                                $16       $105
  Exit portfolio
    Credit exposure                                        $25
    Outstandings                                            $6
 Net gains on loans held for sale (c)           $1          $6
=================================================================

(a)  Dollars in billions.

(b) Includes nonperforming loans of $1 million and $3 million at June 30, 2003 and 2002, respectively.

(c)  Included in Noninterest income-Other above.

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc. ("Midland"). Midland is a leading third-party provider of loan servicing and technology to the commercial real estate finance industry. PNC Real Estate Finance also includes PNC MultiFamily Capital, a national provider of financial services for the multi-family housing industry, particularly affordable, senior and healthcare housing.

PNC Real Estate Finance seeks to position its business mix for a more balanced revenue stream. The current economic cycle offers limited opportunities to replace run-off loans with new loans having acceptable risks and returns. However, the continued origination and sale of commercial mortgage loans has been profitable in the first six months of 2003.

PNC Real Estate Finance earned $40 million for the first six months of 2003 and $48 million for the first six months of 2002. The decline compared with the prior year period was primarily due to higher provision for credit losses in 2003 compared with net recoveries in the 2002 period. The provision for the first half of 2003 reflected increases to specific reserves and the impact of refinements to the Corporation's reserve methodology related to impaired loans and pooled reserves. The recovery in 2002 occurred in the exited warehouse lending business which recorded $6 million of net loan recoveries in the first half of 2002.

Total revenue increased $2 million for the first half of 2003 compared with the first six months of 2002 as a $6 million increase in noninterest income more than offset a $4 million decline in taxable-equivalent net interest income. The increase in noninterest income reflected an increase of $9 million in net gains on commercial mortgage loan sales. The origination and sale of certain commercial mortgages is part of the ongoing business of PNC Real Estate Finance. The higher gains in 2003 reflected more favorable market conditions for this activity. The decline in taxable-equivalent net interest income was primarily due to a $325 million decline in average loans in the comparison.

Noninterest expense for the first six months of 2003 increased $8 million compared with the prior year period primarily due to increased impairment costs on certain low income housing tax credits and receipt and recognition of updated financial information during the second quarter of 2003 related to certain operating partnerships that PNC Real Estate Finance, as the general partner, consolidates. Expenses related to these partnerships increased occupancy and depreciation costs but were offset by noninterest income and minority interest benefit and, therefore, had no impact on earnings.

PNC Real Estate Finance recognized an income tax benefit for both the first half of 2003 and 2002 due to the impact of tax credits received on low income housing tax credit investments. The income tax benefits were partially offset by passive losses from these investments included in noninterest expense.

The commercial mortgage servicing portfolio increased $8 billion to $79 billion at June 30, 2003 compared with the balance at June 30, 2002. Midland, as a third-party servicer, is required to comply with various contractual obligations, including the obligation to monitor property taxes and insurance and to advance funds for delinquent borrower payments and property protection purposes, subject to certain recoverability provisions. A total of $85 million of advances were outstanding at June 30, 2003, compared with $70 million at June 30, 2002. Midland's right to be reimbursed for these advances from borrower repayments, liquidation proceeds and other sources as set forth in the applicable servicing contracts is superior in priority to all other claims on cash flows from the related securitizations, including claims by the security holders.

WHOLESALE BANKING - PNC BUSINESS CREDIT

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                           2003        2002
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                            $66         $66
Noninterest income                              24          24
-----------------------------------------------------------------
   Total revenue                                90          90
Provision for credit losses                     28          57
Noninterest expense                             29          27
-----------------------------------------------------------------
   Pretax earnings                              33           6
Income taxes                                    13           2
-----------------------------------------------------------------
   Earnings                                    $20          $4
=================================================================
AVERAGE BALANCE SHEET
Loans                                       $3,455      $3,563
Loans held for sale                             21          89
Other assets                                   227         246
-----------------------------------------------------------------
   Total assets                             $3,703      $3,898
=================================================================
Deposits                                       $94         $73
Assigned funds and other liabilities         3,369       3,572
Assigned capital                               240         253
-----------------------------------------------------------------
   Total funds                              $3,703      $3,898
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                      17%          3%
Noninterest income to total revenue             27          27
Efficiency                                      32          30
-----------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets (a)                $145        $164
Net charge-offs                                $11         $22
NBOC put option liability                      $43         $86
NBOC put option valuation income (b)            $7         $15
Marketing locations                             24          24
Average FTEs                                   250         233
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                            $10         $73
    Outstandings                                $9         $41
  Net losses on loans held for sale (b)        $(1)        $(7)
=================================================================

(a) Includes nonperforming loans of $135 million and $136 million at June 30, 2003 and 2002, respectively.

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

In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. NBOC exercised its put option effective July 15, 2003 related to the loan portfolio it had retained as part of the 2002 transaction. See Note 2 NBOC Acquisition for additional information.


PNC Business Credit earned $20 million for the first six months of 2003 compared with $4 million for the first six months of 2002. Higher earnings for the first six months of 2003 compared with the same period of 2002 were primarily due to a $29 million decline in the provision for credit losses in 2003.

Total revenue was $90 million for the first six months of 2003 and 2002. The difficult economic conditions have adversely impacted customer sales which constrained their borrowing capacity and contributed to the decline in average loans. Total noninterest income was flat for the first half of 2003 compared with the prior year period as an $8 million decline in income resulting from the reduction in the value of the put option liability related to the NBOC acquisition was offset by a decrease of $6 million in losses recognized on the institutional loans held for sale and a $2 million increase in product-related income.

The provision for credit losses for the first six months of 2003 was $28 million, a decrease of $29 million compared with the same period in 2002. The decline in the provision reflected an $11 million decline in net charge-offs compared with the first six months of 2002 and the comparative impact of a significant addition to reserves at June 30, 2002. Management expects net charge-offs to increase in the third quarter of 2003 compared with the second quarter of 2003 due to an anticipated charge-off on a single large nonperforming loan. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion being classified as nonperforming. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn. The ability of customers to borrow under these loan agreements is typically constrained by the amount of collateral that the customer has available to support the loan. Collateral is monitored and periodically audited by PNC Business Credit to verify its existence and condition. Therefore, net charge-offs on asset-based loans have historically been relatively low due to recoveries provided by the underlying collateral. Compensation for this higher risk of default is obtained by way of higher interest rates charged.

Total noninterest expense increased $2 million for the first six months of 2003 compared with the first half of 2002. Higher average FTEs and benefit costs in 2003 were partially mitigated by expense reduction initiatives.

Nonperforming assets were $145 million at June 30, 2003 compared with $164 million at June 30, 2002. The decrease was primarily due to reductions to credits through managed liquidation and run-offs.

PNC ADVISORS

Six months ended June 30
Taxable-equivalent basis
Dollars in millions                          2003        2002
-----------------------------------------------------------------
INCOME STATEMENT
Net interest income                           $42         $52
Noninterest income
   Investment management and trust            154         182
   Brokerage                                   57          73
   Other                                       48          47
-----------------------------------------------------------------
     Total noninterest income                 259         302
-----------------------------------------------------------------
   Total revenue                              301         354
Provision for credit losses                     1           1
Noninterest expense                           243         252
-----------------------------------------------------------------
   Pretax earnings                             57         101
Income taxes                                   21          37
-----------------------------------------------------------------
   Earnings                                   $36         $64
=================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer                                $1,282      $1,198
   Residential mortgage                       295         574
   Commercial                                 437         485
   Other                                      285         345
-----------------------------------------------------------------
     Total loans                            2,299       2,602
Other assets                                  564         427
-----------------------------------------------------------------
   Total assets                            $2,863      $3,029
=================================================================
Deposits                                   $2,081      $2,029
Assigned funds and other liabilities          259         475
Assigned capital                              523         525
-----------------------------------------------------------------
   Total funds                             $2,863      $3,029
================================================================
PERFORMANCE RATIOS
Return on assigned capital                     14%         25%
Noninterest income to total revenue            86          85
Efficiency                                     81          71
-----------------------------------------------------------------
ASSETS UNDER MANAGEMENT (a)
Personal investment management and trust      $42         $45
Institutional trust                             9          11
-----------------------------------------------------------------
  Total                                       $51         $56
ASSET TYPE
Equity                                        $28         $31
Fixed income                                   16          18
Liquidity                                       7           7
-----------------------------------------------------------------
  Total                                       $51         $56
=================================================================
OTHER INFORMATION
Total nonperforming assets (loans)             $5          $4
Brokerage assets administered (in
billions)                                     $34         $33
Full service brokerage offices                 99         109
Financial consultants                         577         644
Margin loans                                 $253        $297
Average FTEs                                3,156       3,332
=================================================================

(a)  At June 30 - in billions. Excludes brokerage assets administered.

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

Although the second quarter of 2003 reflected an upward trend in the financial markets, the business has been affected adversely in both 2003 and 2002 by financial market performance and the impact on its clients. PNC Advisors continues to emphasize deepening customer relationships through a focused retention program and a broad array of product offerings. The anticipated introduction of separately managed accounts in the second half of 2003 is expected to provide clients with an even broader array of investment choices. PNC Advisors is also initiating several cost reduction measures, including centralization of backoffice functions and realignment of resources. The impact of these initiatives on the ongoing cost structure of PNC Advisors is estimated to be a reduction of expense of $15 million in 2004.

PNC Advisors earned $36 million for the first six months of 2003 compared with $64 million in the first six months of 2002. The earnings decline reflected the impact of comparatively weaker equity market conditions on asset management and brokerage revenues and the effect of reduced loan levels and the lower interest rate environment on taxable-equivalent net interest income.

Total revenue for the first six months of 2003 decreased $53 million compared with the prior year period. The run-off of residential mortgages along with a narrower net interest margin reflecting the lower interest rate environment in 2003 resulted in a $10 million decline in net interest income. Investment management and trust fees declined $28 million, resulting from comparatively weaker financial market conditions and net customer outflows. Although retention efforts are yielding positive results, management expects that revenues in this business will continue to be challenged.

Assets under management and related noninterest income are closely tied to the performance of the equity markets. Assets under management at June 30, 2003 increased $2 billion from March 31, 2003 as the impact of higher equity markets more than offset net asset outflows. Assets under management at June 30, 2003 decreased $5 billion compared with the balance at June 30, 2002 due to net asset outflows and a relative decline in the financial markets.

Brokerage assets administered by Hilliard Lyons were $34 billion at June 30, 2003 compared with $33 billion at June 30, 2002. Consolidated revenue from brokerage was $87 million for the first six months of 2003 compared with $110 million for the first six months of 2002. Hilliard Lyons has responded to the decline in revenue through selectively closing underperforming brokerage offices and reducing headcount.

BLACKROCK

Six months ended June 30
Dollars in millions                            2003         2002
------------------------------------------------------------------
INCOME STATEMENT
Investment advisory and
  administration fees                          $255         $275
Other income                                     32           28
------------------------------------------------------------------
   Total revenue                                287          303
Operating expense                               162          172
Fund administration and servicing costs          16           26
------------------------------------------------------------------
   Total expense                                178          198
------------------------------------------------------------------
      Operating income                          109          105
Nonoperating income (a)                          11            6
------------------------------------------------------------------
   Pretax earnings                              120          111
Income taxes                                     46           45
------------------------------------------------------------------
   Earnings                                     $74          $66
==================================================================
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets           $192         $181
Other assets                                    709          553
------------------------------------------------------------------
   Total assets                                $901         $734
==================================================================
Liabilities                                    $192         $173
Stockholders' equity                            709          561
------------------------------------------------------------------
   Total liabilities and
     stockholders' equity                      $901         $734
==================================================================
PERFORMANCE DATA
Return on equity                                 22%          25%
Operating margin (b)                             40           38
Diluted earnings per share                    $1.12        $1.01
==================================================================
ASSETS UNDER MANAGEMENT (c)
Separate accounts
   Fixed income                                $175         $141
   Liquidity                                      5            6
   Liquidity - securities lending                 8            6
   Equity                                         9           10
   Alternative investment products                6            5
------------------------------------------------------------------
     Total separate accounts                    203          168
------------------------------------------------------------------
Mutual funds (d)
   Fixed income                                  22           17
   Liquidity                                     58           59
   Equity                                         3            6
------------------------------------------------------------------
     Total mutual funds                          83           82
------------------------------------------------------------------
   Total assets under management               $286         $250
------------------------------------------------------------------
OTHER INFORMATION
Average FTEs                                    944          857
==================================================================

(a)  Net of nonoperating expense.

(b) Calculated as operating income divided by total revenue less fund administration and servicing costs. A reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) follows in millions:


Operating income                              $109          $105
------------------------------------------------------------------
Total revenue                                 $287          $303
Less fund administration and servicing costs    16            26
------------------------------------------------------------------
Revenue used for operating margin
  calculation, as reported                    $271          $277
Operating margin, as reported                   40%           38%
Operating margin, GAAP basis                    38%           35%


PNC believes that operating margin, as reported, is an effective indicator of management's ability to effectively employ BlackRock's resources. Fund administration and servicing costs have been excluded from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(c)  At June 30 - in billions.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $286 billion of assets under management at June 30, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions(R) brand name. BlackRock continues to focus on delivering superior relative investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

BlackRock earned $74 million for the first six months of 2003 compared with $66 million for the first six months of 2002. Higher earnings for the first six months of 2003 reflected the impact of lower total expenses that more than offset the effect of lower revenue in the first six months of 2003.

Total revenue for the first half of 2003 of $287 million decreased $16 million, or 5%, compared with the first six months of 2002. Increases in separate account base fees of $25 million and other income of $5 million were more than offset by a $33 million decrease in separate account performance fees and a $13 million decrease in mutual fund revenue.

Assets under management totaled $286 billion at June 30, 2003, an increase of $36 billion, or 15%, compared with assets under management at June 30, 2002. The increase in assets under management reflected net subscriptions of $22 billion and net market appreciation of $14 billion.

Total expenses for the first six months of 2003 decreased $20 million, or 10%, compared with the prior year period. The decrease was due to declines in compensation and benefits expenses of $17 million and a $10 million decrease in fund administration and servicing costs, partially offset by a $7 million increase in general and administration expenses.

Nonoperating income, net of nonoperating expense, increased $5 million for the first half of 2003 compared with the first six months of 2002 due primarily to securities gains and higher investment income on Rabbi Trust assets associated with BlackRock's deferred compensation plans.

Income taxes increased only slightly compared with the first six months of 2002 despite a $9 million increase in pretax earnings. The effective tax rate for 2003 has decreased due to a decision that BlackRock will file certain combined and unitary state income tax returns with other PNC subsidiaries.

See Note 1 Accounting Policies regarding investments in variable interest entities that are expected to be accounted for under FIN 46 beginning July 1, 2003 and the expected impact on BlackRock earnings.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock's website at www.blackrock.com.

PFPC

Six months ended June 30
Dollars in millions                            2003         2002
-----------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                         $380         $430
Operating expense                               313          337
(Accretion)/amortization of
    other intangibles, net                       (8)         (10)
-----------------------------------------------------------------
   Operating income                              75          103
Nonoperating income (a)                           4            6
Debt financing                                   35           45
-----------------------------------------------------------------
   Pretax earnings                               44           64
Income taxes                                     17           26
-----------------------------------------------------------------
   Earnings                                     $27          $38
=================================================================
AVERAGE BALANCE SHEET
Goodwill and other intangible assets         $1,040       $1,033
Other assets                                    838          857
-----------------------------------------------------------------
   Total assets                              $1,878       $1,890
-----------------------------------------------------------------
Assigned funds and other liabilities         $1,670       $1,682
Assigned capital                                208          208
-----------------------------------------------------------------
   Total funds                               $1,878       $1,890
=================================================================
PERFORMANCE RATIOS
Return on assigned capital                       26%          37%
Operating margin (b)                             20           24
-----------------------------------------------------------------
SERVICING STATISTICS (c)
Accounting/administration net assets (d)
 Domestic                                      $583         $485
 Foreign (e)                                     35           28
-----------------------------------------------------------------
    Total                                      $618         $513
Custody assets (d)                             $371         $323
Shareholder accounts (in millions)               48           51
-----------------------------------------------------------------
OTHER INFORMATION
Average FTEs                                  5,383        6,013
=================================================================

(a)  Net of nonoperating expense.

(b)  Operating income divided by total fund servicing revenue.

(c)  At June 30.

(d)  In billions.

(e)  Represents net assets serviced offshore.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, offering a wide range of fund services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Strategically, PFPC is focusing technological resources on targeted Web-based initiatives, streamlining operations and developing flexible systems architecture and client-focused servicing solutions. To meet the growing needs of the European marketplace, PFPC is also continuing its expansion offshore.

PFPC earned $27 million for the first six months of 2003 compared with $38 million for the first six months of 2002. Earnings for the first six months of 2003 declined compared with the prior year period as the $50 million decline in fund servicing revenue more than offset a $24 million decline in operating expenses and a $10 million decrease in debt financing costs.

Fund servicing revenue of $380 million for the first six months of 2003 decreased $50 million compared with the first six months of 2002. The positive impact of new sales of accounting/administration services and offshore growth was overcome by revenue declines resulting from client attrition and comparatively weaker equity market performance that impacted both shareholder activity levels and fund net asset valuations. In addition, fund servicing revenue for the 2002 period included the benefit of approximately $13 million of fees related to the renegotiation of a client contract.

Operating expense decreased $24 million, or 7%, in the period-to-period comparison primarily due to reductions in staff and contract programmers. In the second half of 2002, PFPC launched a series of initiatives designed to improve efficiency. These included such projects as consolidating transfer agency platforms, increasing automation and executing planned facilities consolidations. PFPC's goal in 2003 is to reduce expenses by approximately $50 million before considering the impact of technology and new business reinvestment. Accordingly, the workforce has been reduced as average FTEs declined 10% for the first six months of 2003 compared with the first six months of 2002.

Notwithstanding these initiatives, the comparatively weaker market conditions, a shift in product mix and the impact of client attrition, coupled with the cost of technology and infrastructure enhancements, continued to exert pressure on operating margins. Margins are expected to remain under pressure at least until equity markets and investor sentiment and demand improve for a sustained period.

Also, the financial results for this business may be significantly impacted by the net gain or loss of large clients or groups of smaller clients and by shifts in client assets between higher and lower margin products. PFPC has been adversely impacted by depressed financial market conditions, a shift in client assets from equity to fixed income products and client attrition. Accordingly, given these conditions, management is continuing to challenge the revenue/expense relationship of this business. Additionally, PFPC is increasingly focused on retaining its long-standing clients and has recently been awarded several new servicing contracts, partially offsetting the revenue impact of client attrition, including the loss of one large transfer agency client during the first quarter of 2003.

On June 30, 2003, PFPC completed the previously announced agreement to sell its retirement services business to Wachovia Corp. The net gain on sale of this business was not significant to PFPC's financial results. PFPC recognized revenue related to its retirement services business of $13 million for the first six months of 2003 and $16 million for the first six months of 2002.

Operating income for both the first six months of 2003 and 2002 reflected the accretion of a discounted client contract liability of $17 million.

Increases in both accounting/administration and custody pooled investment assets at June 30, 2003 compared with the balances at June 30, 2002 resulted primarily from net new business as well as existing client asset inflows. Total assets serviced by PFPC amounted to $1.5 trillion at June 30, 2003 and $1.4 trillion at June 30, 2002. PFPC also serviced approximately 48 million shareholder accounts at June 30, 2003 compared with 51 million at June 30, 2002. The decline in shareholder accounts in 2003 was primarily due to a loss of one large transfer agency client in the first quarter.

In the fourth quarter of 2001, PFPC incurred $36 million in pretax charges related to a plan to consolidate certain facilities. The charges primarily reflected anticipated costs related to exiting certain lease agreements and the abandonment of related leasehold improvements. During the first six months of 2003, the Corporation recognized a $6 million reduction of the related liability largely to reflect the write-off of certain leasehold improvements and other related assets consistent with the original consolidation plans. The remaining liability was $8 million at June 30, 2003.

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

Taxable-equivalent net interest income was $1.029 billion and the net interest margin was 3.83% for the first six months of 2003 compared with $1.151 billion and 4.06%, respectively, for the first six months of 2002. The declines in taxable-equivalent net interest income and net interest margin compared with the first half of 2002 were primarily due to the impact of the lower interest rate environment in 2003 and a $3.0 billion or 5% decrease in average interest-earning assets. The decline in average interest-earning assets reflected a $2.0 billion reduction in average loans held for sale, the prepayment of residential mortgages that reduced the average balance of residential mortgages by $1.9 billion, and a $1.3 billion decline in average commercial loans. Partially offsetting these declines in average interest-earning assets was an increase of $2.2 billion in securities available for sale, primarily mortgage-backed and asset-backed, and a $1.1 billion increase in average home equity loans compared with the first six months of 2002. See Market Risk Management-Interest Rate Risk in the Risk Management section of this Financial Review for additional information.

Taxable-equivalent net interest income totaled $523 million and the net interest margin was 3.91% for the second quarter of 2003 compared with $558 million and 3.99%, respectively, for the second quarter of 2002. Declines in taxable-equivalent net interest income and margin compared with the second quarter of 2002 resulted primarily from the lower interest rate environment in 2003 and a $2.4 billion decline in average interest-earning assets due to prepayments on the residential mortgage loan portfolio and the continued downsizing of the institutional lending portfolio. A benefit from growth in average transaction deposits for the second quarter of 2003 compared with the prior year second quarter partially offset the impact of these declines on average earning assets.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $93 million for the first six months of 2003 compared with $171 million for the first six months of 2002. The provision for credit losses for the second quarter of 2003 totaled $57 million compared with $89 million for the prior year second quarter. The provision for both the first six months and second quarter of 2002 reflected additional reserves provided for Corporate Banking related to Market Street liquidity facilities.

See Allowances for Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Credit Risk Management section of this Financial Review for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME
Noninterest income was $1.571 billion for the first six month of 2003 compared with $1.660 billion for the first six months of 2002. Second quarter 2003 noninterest income totaled $776 million compared with $870 million in the second quarter of 2002.

Asset management fees were $416 million for the first six months of 2003, a decline of $35 million compared with the first six months of 2002. Second quarter 2003 asset management fees decreased $21 million, to $209 million, compared with the second quarter of 2002. The decreases compared with the prior year periods reflected the negative impact of the comparatively weaker equity markets in 2003. Consolidated assets under management were $328 billion at June 30, 2003, an increase of $34 billion, or 12%, from June 30, 2002. Growth in fixed income assets managed by BlackRock attributable to net subscriptions and net market appreciation, partially offset by declines in equity assets, was the primary factor in the increase.

Fund servicing fees decreased $48 million, to $381 million, for the first six months of 2003 compared with the year-ago period. Fund servicing fees decreased $29 million, to $188 million, for the second quarter of 2003 compared with the second quarter of 2002. The positive impact of new sales of accounting/administration services and offshore growth was overcome by revenue declines resulting from client attrition and comparatively weaker equity market performance that impacted both shareholder activity levels and fund net asset valuations in both comparisons. In addition, fund servicing revenue for both the first half and second quarter of 2002 included the benefit of approximately $13 million of fees related to the renegotiation of a client contract.

Service charges on deposits totaled $117 million for the first six months of 2003, an increase of $8 million compared with the first half of 2002 due to an increase in average transaction deposits and a 5% increase in checking relationships over the prior year period. Service charges on deposits increased $5 million, to $60 million, for the second quarter of 2003 compared with the second quarter of 2002. The increases in both periods reflected higher volumes partially offset by lower monthly service charges due to the continued implementation of free checking.

Brokerage fees totaled $87 million for the first half of 2003, a decrease of $23 million compared with the comparable prior year period. Brokerage fees declined $9 million, to $46 million, in the second quarter of 2003 compared with the second quarter of 2002. The decreases in both comparisons were due to lower sales commissions and lower trading volumes that reflected the comparatively weaker equity markets in 2003.

Consumer services revenue totaled $123 million for the first six months of 2003, an increase of $7 million, or 6%, compared with the first six months of 2002. Consumer service revenue totaled $64 million for the second quarter of 2003, an increase of $3 million, or 5%, compared with the second quarter of 2002. The increases in 2003 in both comparisons reflected additional fees from ATM transactions arising from growth in transaction volumes due to an increase in the number of ATM machines and additional fees from debit card transactions arising from higher transaction volumes.

As previously reported, Visa settled litigation earlier in 2003 with major retailers regarding pricing and usage of consumer debit cards. The settlement will effectively lower prices paid by merchants to Visa and its member banks. Although PNC was not a defendant in the litigation, the settlement will lower future revenue from certain debit card transactions beginning in the third quarter of 2003. Based on current cards issued and transaction mix and the reduced fee effective August 1, 2003, the lost revenue impact to PNC is estimated to be approximately $6 million in 2003.

Corporate services revenue totaled $230 million for the first six months of 2003, a decline of $37 million compared with the first half of 2002. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale included in corporate services revenue totaled $30 million for the first six months of 2003 and $78 million for the first six months of 2002. Treasury management fees totaled $111 million for the first six months of 2003, a $5 million increase over the same period of 2002. This increase partially offset the decline in net gains in excess of valuation adjustments.

Corporate services revenue was $114 million for the second quarter of 2003 compared with $149 million for the second quarter of 2002. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale declined $40 million, to $15 million, in the second quarter of 2003 compared with the second quarter of 2002.

Equity management (private equity activities) net losses on portfolio investments were $21 million for the first six months of 2003 compared with net losses of $15 million for the first half of 2002. For the second quarter of 2003, equity management losses totaled $17 million compared with $13 million for the prior year quarter.

Net securities gains totaled $82 million for the first six months of 2003 compared with $20 million for the first half of 2002. Net securities gains for the first half of 2003 included $25 million related to the liquidation in the first quarter of 2003 of the three entities formed in 2001 in the PAGIC transactions. Net securities gains totaled $26 million for the second quarter of 2003 and $16 million for the second quarter of 2002.

Other noninterest income totaled $156 million for the first half of 2003, a decrease of $17 million compared with the first six months of 2002. Other noninterest income was $86 million for the second quarter of 2003, a decline of $14 million from the second quarter of 2002. The decreases in both comparisons reflected the impact of a $14 million gain on the sale of a real estate investment recognized in the second quarter of 2002. In addition, the decreases compared with the first half and second quarter of 2002 reflected declines of $8 million and $9 million, respectively, in the income recognized in connection with the valuation of the NBOC put option liability. Partially offsetting these decreases was higher net trading income included in other noninterest income. Net trading income included in other noninterest income increased $7 million, to $60 million, for the first six months of 2003 compared with the first six months of 2002 and increased $4 million, to $33 million, in the second quarter of 2003 compared with the prior year quarter. See Note 5 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

NONINTEREST EXPENSE
Total noninterest expense was $1.791 billion for the first six months of 2003, an increase of $145 million, or 9%, compared with the first half of 2002. The efficiency ratio was 69% for the first six months of 2003 and 59% for the first six months of 2002. Other noninterest expense for the first six months of 2003 included $120 million of expenses recognized in connection with the second quarter 2003 DOJ agreement, including $5 million of related legal and consulting costs. In addition, noninterest expense for the first half of 2003 included $29 million of costs paid in connection with the liquidation of the three entities formed in 2001 in the PAGIC transactions and a facilities charge of $23 million related to leased space consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The impact of the costs incurred in connection with the liquidation of the entities formed in 2001 in the PAGIC transactions on first half 2003 pretax income was mostly offset by related net securities gains included in noninterest income. Other noninterest expense for the first six months of 2002 included a $16 million adjustment related to incentive and retention arrangements in the form of co-investment partnerships for certain equity management employees that was recognized in the second quarter of 2002.

Total noninterest expense was $935 million for the second quarter of 2003, an increase of $96 million compared with the second quarter of 2002. The efficiency ratio was 72% for the second quarter of 2003 compared with 59% for the second quarter of 2002. The DOJ-related expenses of $120 million are included in the second quarter 2003 amounts. The $16 million adjustment related to incentive and retention arrangements described above is also reflected in the second quarter 2002 amounts.

The changes in total noninterest expense for both the first half and second quarter of 2003 compared with the corresponding 2002 periods also reflected the impact of the Corporation's 2003 efficiency initiative. A $37 million benefit from this initiative impacted the first six months of 2003, including a $21 million benefit in the second quarter. Noninterest expense for both the first six months and second quarter of 2003 was also impacted by higher pension, stock option and marketing expenses compared with the corresponding 2002 periods. See Defined Benefit Pension Plan in the Critical Accounting Policies And Judgments section of this Financial Review for further information regarding 2003 pension expense. See Note 1 Accounting Policies for further information regarding 2003 stock option expense. Stock option expense for the first six months of 2003 has been less than previously anticipated due to the timing of option grants in 2003, the level of forfeitures, and other factors.

Average employees totaled approximately 23,500 and 24,000 for the first six months of 2003 and 2002, respectively. The decrease was mainly in PFPC, PNC Advisors and Regional Community Banking.

AGREEMENT WITH DEPARTMENT OF JUSTICE
As reported on June 2, 2003, one of PNC's non-bank subsidiaries, PNC ICLC Corp. ("PNCICLC"), has entered into a deferred prosecution agreement with the DOJ relating to PNCICLC's actions in connection with the PAGIC transactions entered into with AIG in 2001. Under the terms of the agreement, PNCICLC established a $90 million restitution fund to satisfy claims stemming from the PAGIC transactions and paid a $25 million monetary penalty to the Federal government. PNC recognized a pretax charge of $120 million in the second quarter of 2003 in connection with the DOJ agreement, including $5 million of related legal and consulting costs. See the Corporation's Current Report on Form 8-K dated June 2, 2003 for additional information.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA
                                           June 30   December 31
In millions                                   2003          2002
-----------------------------------------------------------------
Assets
  Loans, net of unearned income            $34,534       $35,450
  Securities                                16,017        13,763
  Loans held for sale                        1,475         1,607
  Other                                     15,236        15,557
-----------------------------------------------------------------
      Total assets                         $67,262       $66,377
Liabilities
  Funding sources                          $54,597       $54,098
  Other                                      4,782         4,302
-----------------------------------------------------------------
      Total liabilities                     59,379        58,400
Minority interest and capital
   securities                                1,109         1,118
Total shareholders' equity                   6,774         6,859
-----------------------------------------------------------------
   Total liabilities, minority
     interest, capital securities and
     shareholders' equity                  $67,262       $66,377
==================================================================

The Corporation's Consolidated Balance Sheet is presented on page 41 of this Form 10-Q.

Total assets were $67.3 billion at June 30, 2003 compared with $66.4 billion at December 31, 2002. The increase in total assets compared with year-end 2002 reflected changes in the mix of total assets as purchases of mortgage-backed and asset-backed securities more than offset a smaller loan portfolio and the continued liquidation of loans held for sale related to the institutional lending repositioning.

The decline in "other" assets as shown above is primarily due to a $1.0 billion decline in federal funds sold and a $.3 billion decline in other short-term investments, partially offset by a $.6 billion increase in cash and due from banks compared with the corresponding balances at December 31, 2002. Federal funds sold were replaced with higher yielding securities during 2003.

An analysis of changes in other balance sheet categories follows.

LOANS
Loans were $34.5 billion at June 30, 2003, a $.9 billion decrease from December 31, 2002 primarily due to run-off in the residential mortgage and auto lease portfolios partially offset by an increase in home equity loans.


DETAILS OF LOANS
                                       June 30     December 31
In millions                               2003            2002
---------------------------------------------------------------
Commercial
 Retail/wholesale                       $4,109          $4,161
 Manufacturing                           3,591           3,454
 Service providers                       1,936           1,906
 Real estate related                     1,479           1,481
 Financial services                      1,274           1,218
 Communications                             78             124
 Health care                               407             458
 Other                                   1,919           2,185
---------------------------------------------------------------
    Total commercial                    14,793          14,987
---------------------------------------------------------------
Commercial real estate
 Real estate project                     1,563           1,750
 Mortgage                                  464             517
---------------------------------------------------------------
    Total commercial real estate         2,027           2,267
---------------------------------------------------------------
Consumer
 Home equity                             8,876           8,108
 Automobile                                509             484
 Other                                   1,166           1,262
---------------------------------------------------------------
    Total consumer                      10,551           9,854
---------------------------------------------------------------
Residential mortgage                     3,114           3,921
Lease financing
 Equipment                               3,580           3,560
 Vehicle                                 1,130           1,521
---------------------------------------------------------------
    Total lease financing                4,710           5,081
---------------------------------------------------------------
Other                                      357             415
Unearned income                         (1,018)         (1,075)
---------------------------------------------------------------
    Total, net of unearned income      $34,534         $35,450
===============================================================

Loan portfolio composition continued to be diversified across PNC's footprint among numerous industries and types of businesses.

Wholesale commercial loan portfolio composition based on the total of loans and unfunded commitments remained concentrated in investment grade equivalent exposure and secured lending. The portfolio demonstrated further diversification of exposure to client relationships with greater than $50 million in loans and unfunded commitments, totaling $12.9 billion at June 30, 2003, including $2.8 billion of exposure to Market Street facilities secured by a highly diversified pool of liquid assets. Of the total exposure to relationships with greater than $50 million in loans and unfunded commitments at June 30, 2003, 71% was investment grade equivalent.

WHOLESALE LENDING STATISTICS
                                             June 30    December 31
Dollars in millions                             2003           2002
---------------------------------------------------------------------
Portfolio composition-total exposure
   Investment grade equivalent                    53%            52%
   Non-investment grade (secured lending)         24             24
   Non-investment grade                           23             24
---------------------------------------------------------------------
     Total                                       100%           100%
---------------------------------------------------------------------
Client relationships >$50 million-total
exposure                                     $12,852        $13,392
Client relationships >$50 million-customers      143            140
=====================================================================

The equipment lease financing portfolio totaled $3.6 billion at June 30, 2003 and included approximately $1.6 billion of cross border leases. These leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. Aggregate residual value at risk on the total commercial lease portfolio at June 30, 2003 was $1.2 billion. Steps have been taken to mitigate $.7 billion of this residual risk, leaving $.5 billion of unmitigated risk.

At June 30, 2003, loans of $34.5 billion included $1.1 billion of vehicle leases, net of unearned income, and $11 million of commercial and commercial real estate loans that have been designated for exit. PNC's vehicle leasing business that has been designated for exit is comprised of vehicle leases with an aggregate residual value of $.8 billion and $.3 billion of estimated future customer lease payments. As of June 30, 2003, the active vehicle leases scheduled to mature are as follows.

VEHICLE LEASE MATURITY SCHEDULE
                                   Number of       Associated
                                    Active          Residual
Scheduled Maturity Date (a)     Vehicle Leases     Values (b)
----------------------------------------------------------------
2003                                11,700             $207
2004                                21,100              346
2005                                12,600              173
2006                                 6,100               68
----------------------------------------------------------------
 Total                              51,500             $794
================================================================

(a) The approximate number of active leases scheduled to mature in 2007 is less than 100.

(b)  In millions.

A fourth quarter 2001 charge of $135 million in connection with the vehicle leasing business included exit costs and additions to reserves related to insured residual value exposures. At June 30, 2003, the related liability was $119 million. Until the remaining leases mature, the Corporation will continue to be subject to risks inherent in the vehicle leasing business, including credit risk and the risk that vehicles returned during or at the conclusion of the lease term cannot be disposed of at a price at least equal to the Corporation's remaining investment in the vehicles after application of any available residual value insurance or related reserves. The assumptions that were used to establish these reserves in 2001 are monitored and evaluated on an ongoing basis. Accordingly, these reserves were considered adequate at June 30, 2003.

NET UNFUNDED COMMITMENTS
                                         June 30   December 31
In millions                                 2003          2002
----------------------------------------------------------------
Commercial                               $18,779       $19,525
Commercial real estate                       638           718
Consumer                                   5,479         5,372
Lease financing                              134           103
Other                                        148           125
Institutional lending repositioning          336         1,015
----------------------------------------------------------------
 Total                                   $25,514       $26,858
================================================================


Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commitments include loan commitments and liquidity facilities provided to Market Street. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.3 billion at June 30, 2003 and $6.2 billion at December 31, 2002.

Net outstanding letters of credit totaled $3.8 billion at June 30, 2003 and $3.7 billion at December 31, 2002 and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur.

SECURITIES
Total securities were $16.0 billion and represented 24% of total assets at June 30, 2003 compared with $13.8 billion and 21%, respectively, at December 31, 2002. The increase in total securities compared with December 31, 2002 was primarily due to purchases during the first six months of 2003 of mortgage-backed and asset-backed securities partially offset by the sale of securities classified as held to maturity at December 31, 2002.

At June 30, 2003, the securities available for sale balance included a net unrealized gain of $296 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million. Changes in the fair value of securities available for sale reflect an inverse relationship with changes in interest rates. The rise in interest rates subsequent to June 30, 2003, if sustained, will adversely impact the fair value of securities available for sale at September 30, 2003 compared with the balance at June 30, 2003. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders' equity as accumulated other comprehensive income or loss, net of tax. The expected weighted-average life of securities available for sale was 2 years and 5 months at June 30, 2003 and 2 years and 8 months at December 31, 2002.

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

DETAILS OF SECURITIES
                                            Amortized       Fair
In millions                                      Cost      Value
-----------------------------------------------------------------
June 30, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies       $1,005     $1,017
   Mortgage-backed                             10,353     10,579
   Asset-backed                                 3,714      3,762
   State and municipal                             64         64
   Other debt                                      54         57
Corporate stocks and other                        531        538
-----------------------------------------------------------------
   Total securities available for sale        $15,721    $16,017
=================================================================
December 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies         $813       $826
   Mortgage-backed                              8,916      9,103
   Asset-backed                                 2,699      2,780
   State and municipal                             61         63
   Other debt                                      58         61
Corporate stocks and other                        597        585
-----------------------------------------------------------------
   Total securities available for sale        $13,144    $13,418
-----------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies         $276       $309
   Asset-backed                                     8          8
   Other debt                                      61         61
-----------------------------------------------------------------
   Total securities held to maturity             $345       $378
=================================================================

LOANS HELD FOR SALE
Loans held for sale were $1.5 billion at June 30, 2003 compared with $1.6 billion at December 31, 2002. The decline in loans held for sale from December 31, 2002 reflected the continued liquidation of the institutional lending portfolio. Substantially all education loans are classified as loans held for sale. Generally, education loans are sold when the loans go into repayment status.

DETAILS OF LOANS HELD FOR SALE
                                           June 30  December 31
In millions                                   2003         2002
-----------------------------------------------------------------
Education loans                             $1,059       $1,035
Total institutional lending
  repositioning                                126          298
Other                                          290          274
-----------------------------------------------------------------
      Total loans held for sale             $1,475       $1,607
=================================================================

Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are included in the Wholesale Banking sections of the Review of Businesses within this Financial Review. A rollforward of the institutional lending held for sale portfolio follows:

ROLLFORWARD OF INSTITUTIONAL LENDING HELD FOR SALE PORTFOLIO

In millions                        Credit Exposure  Outstandings
-----------------------------------------------------------------
January 1, 2003                               $626          $298
Additions                                                      3
Sales                                        (125)           (76)
Payments and other exposure
  reductions                                 (270)           (80)
Valuation adjustments, net                    (32)           (19)
-----------------------------------------------------------------
  June 30, 2003                              $199           $126
=================================================================


During the second quarter and first six months of 2003, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $15 million and $30 million, respectively. The corresponding amounts for 2002 were $55 million for the second quarter and $78 million for the first half. Details by Wholesale Banking business for 2003 follow:

INSTITUTIONAL LENDING HELD FOR SALE ACTIVITY

Three months ended
June 30, 2003                Net gains on    Valuation
In millions                   liquidation  adjustments     Total
-----------------------------------------------------------------
Corporate Banking                     $22          $(9)      $13
PNC Business Credit                     2                      2
-----------------------------------------------------------------
    Total                             $24          $(9)      $15
=================================================================

Six months ended
June 30, 2003                Net gains on    Valuation
In millions                   liquidation  adjustments     Total
-----------------------------------------------------------------
Corporate Banking                     $52         $(22)      $30
PNC Real Estate Finance                 8           (7)        1
PNC Business Credit                     2           (3)       (1)
-----------------------------------------------------------------
    Total                             $62         $(32)      $30
=================================================================

FUNDING SOURCES
Total funding sources were $54.6 billion at June 30, 2003 and $54.1 billion at December 31, 2002, an increase of $.5 billion corresponding to an increase of $.9 billion in total assets and an increase in accrued expenses and other liabilities of $.5 billion. Total deposits increased $1.7 billion from December 31, 2002 due to an increase in demand and money market deposits partially offset by a reduction in higher yielding retail certificates of deposit due to maturities occurring in the first six months of 2003. Total borrowed funds decreased $1.2 billion from December 31, 2002 primarily due to a decrease in bank notes and senior debt maturities during the first half of 2003.

DETAILS OF FUNDING SOURCES
                                            June 30  December 31
In millions                                    2003         2002
-----------------------------------------------------------------
Deposits
   Demand and money market                  $35,316      $32,349
   Savings                                    2,136        2,014
   Retail certificates of deposit             8,652        9,839
   Other time                                   370          317
   Deposits in foreign offices                  220          463
-----------------------------------------------------------------
     Total deposits                          46,694       44,982
-----------------------------------------------------------------
Borrowed funds
   Federal funds purchased                       36           38
   Repurchase agreements                      1,015          814
   Bank notes and senior debt                 3,306        4,400
   Federal Home Loan Bank borrowings          1,134        1,256
   Subordinated debt                          2,260        2,423
   Other borrowed funds                         152          185
-----------------------------------------------------------------
     Total borrowed funds                     7,903        9,116
-----------------------------------------------------------------
   Total                                    $54,597      $54,098
=================================================================

SHAREHOLDERS' EQUITY
Total shareholders' equity was $6.8 billion at June 30, 2003 compared with $6.9 billion at December 31, 2002. The decline in total shareholders' equity compared with the balance at December 31, 2002 reflected the impact of the

Corporation's repurchase of 6.6 million shares of common stock in the first half of 2003 at a total cost of $300 million that more than offset an increase in retained earnings during this period.

The access to and cost of funding new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength. Supervision and regulation is discussed in more detail in the Business section of the 2002 Form 10-K. At June 30, 2003, each banking subsidiary of the Corporation was considered "well capitalized" based on regulatory capital ratio requirements.

RISK-BASED CAPITAL
                                             June 30   December 31
Dollars in millions                             2003          2002
-------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                   $6,765        $6,849
     Preferred                                     9            10
   Trust preferred capital securities            848           848
   Minority interest                             261           234
   Goodwill and other intangibles             (2,473)       (2,446)
   Net unrealized securities gains              (193)         (179)
   Net unrealized gains on cash flow
     hedge derivatives                          (104)         (135)
   Equity investments in
     nonfinancial companies                      (33)         (34)
   Other, net                                    (21)         (26)
-------------------------------------------------------------------
     Tier 1 risk-based capital                 5,059         5,121
   Subordinated debt                           1,212         1,350
   Minority interest                                            36
   Eligible allowance for credit losses          709           726
-------------------------------------------------------------------
   Total risk-based capital                   $6,980        $7,233
===================================================================
Assets
   Risk-weighted assets, including
     off-balance sheet instruments and
     market risk equivalent assets           $56,676       $58,030
   Adjusted average total assets              62,808        62,967
===================================================================
Capital ratios
   Tier 1 risk-based                             8.9%         8.8%
   Total risk-based                             12.3         12.5
   Leverage                                      8.1          8.1
===================================================================

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Common shares outstanding at June 30, 2003 were 280.1 million. PNC's repurchase program was adopted in January 2002 and permits the purchase of up to 35 million shares of common stock through February 29, 2004. PNC purchased 2.2 million common shares under this program during the second quarter of 2003 at a total cost of $107 million. During the first half of 2003, 6.6 million shares were repurchased at a total cost of $300 million. Under this program, management expects to purchase up to a total of $1.0 billion of its common stock during 2003. The extent and timing of share repurchases during the remainder of the year will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital and the potential impact on PNC's credit rating. Under applicable regulations, as long as PNC remains subject to its written agreement with the Federal Reserve Bank of Cleveland, it must obtain prior regulatory approval to repurchase its common stock in amounts that exceed 10% of consolidated net worth in any 12-month period. A total of 6.9 million common shares have been repurchased under this program from inception through June 30, 2003.

RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below, in the Consolidated Balance Sheet Review, Risk Management and Forward-Looking Statements sections of this Financial Review and elsewhere in this report. The Business section of the 2002 Form 10-K describes a number of risks applicable to the Corporation, including: business and economic conditions, supervision and regulation, monetary and other policies, competition, disintermediation, asset management performance, fund servicing, acquisitions, and terrorist activities and international hostilities. Reference is made to the 2002 Form 10-K for a detailed description of these risks which continue to have the potential to impact the Corporation's business, financial condition and results of operations. In addition, reference is made to the Corporation's Current Report on Form 8-K dated June 2, 2003 (including the exhibits to that report) for a discussion of the risks associated with the DOJ agreement, including the risk of additional expenses and collateral costs and consequences.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

The Corporation's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements of this report and of the 2002 Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect PNC's reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on PNC's future financial condition and results of operations.

See Note 1 Accounting Policies of this report for further information regarding investments in variable interest entities that are expected to be accounted for under FIN 46 and that may have a material impact on PNC's financial condition and results of operations.

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

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $548 million, or 81%, of the total allowance for credit losses at June 30, 2003 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. See the Credit Risk Management section in the Risk Management section of this Financial Review and
Note 7 Allowances For Credit Losses And Unfunded Loan Commitments And Letters of Credit for additional information.

LOANS HELD FOR SALE
At the time management intends to sell credit exposure, management designates the exposure as held for sale. At the initial transfer date to held for sale, any lower of cost or market ("LOCOM") adjustment is recorded as a charge-off, which on an outstanding loan results in a new cost basis. On the unfunded portion of the total exposure, a liability is established. Any subsequent adjustment as a result of LOCOM is recorded as a valuation allowance through noninterest income on the loan portion classified as held-for-sale. Any permanent reduction of the exposure, such as by sale or termination of the exposure, may impact the related valuation allowance or liability. Any change in the valuation allowance or liability is recognized through noninterest income. Although the market value for certain held for sale assets may be readily obtainable, other assets require significant judgments by management as to the value that could be realized at the balance sheet date. These assumptions include, but are not limited to, the cash flows generated from the asset, the timing of a sale, the value of any collateral, the market conditions for the particular credit, overall investor demand for the asset and the determination of a proper discount rate. Changes in market conditions and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods. See the Loans Held For Sale section in the Consolidated Balance Sheet Review for additional information.

EQUITY MANAGEMENT ASSET VALUATION
Equity management (private equity) assets are valued at each balance sheet date primarily based on either, in the case of limited partnership investments, the financial statements received from the general partners of these partnerships or, with respect to direct investments, the estimated fair value of the investments. Changes in the value of equity management investments are reflected in the Corporation's results of operations. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments.

Market conditions and actual performance of the companies invested in could differ from these assumptions and from the assumptions made by the general partners of those funds, respectively, resulting in lower valuations that could adversely impact earnings in future periods. Accordingly, the valuations may not represent the amounts that will ultimately be realized from these investments. See the Market Risk Management-Equity Investment Risk section in the Risk Management section of this Financial Review and Note 1 Accounting Policies of this report for additional information.

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

DEFINED BENEFIT PENSION PLAN
The Corporation has a noncontributory, qualified defined benefit pension plan ("plan" or "pension plan") covering most employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Contributions to the pension plan are actuarially determined with assets transferred to a trust to fund benefits payable to plan participants. Plan assets are currently invested approximately 60% in equity investments with most of the remainder invested in fixed income instruments. Plan investment strategy is determined and reviewed by plan fiduciaries. On an annual basis, management reviews the actuarial assumptions related to the pension plan, including the discount rate, rate of compensation increase and the expected return on plan assets.

The expense associated with the pension plan is calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and utilizes assumptions and methods consistent with the provisions of SFAS 87, including a policy of reflecting trust assets at their fair market value. The expense is not significantly affected by the discount rate or compensation increase assumptions, but is significantly affected by the expected return on asset assumption, which was adjusted from 9.5% to 8.5% for 2003, increasing expense by approximately $10 million. The expense is also significantly affected by actual trust returns, with each one percentage point difference in actual return versus the expectation causing the following year's expense to increase, given the current financial position of the plan, by as much as $2 million. Management currently estimates 2003 expense for the pension plan to be approximately $50 million, compared with $15 million for 2002. Actual pension expense for the first six months of 2003 totaled $25 million. Previous years' investment results and the change in expected return on asset assumption are the primary reasons for estimated increase in pension expense in 2003. Expense for 2004 will primarily depend on actual trust returns during 2003.

In accordance with SFAS No. 87 and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the Corporation may be required to eliminate any prepaid pension asset and recognize a minimum pension liability if the accumulated benefit obligation exceeds the fair value of plan assets at year-end. The corresponding charge would be recognized as a component of other comprehensive income and reduce total shareholders' equity, but would not impact net income. At December 31, 2002, the fair value of plan assets was $966 million, which exceeded the accumulated benefit obligation of $871 million. The status at December 31, 2003 will primarily depend upon 2003 trust asset returns and the level of contributions made to the plan by the Corporation. While the Corporation views as remote the possibility of a minimum pension liability, such a liability would cause a significant reduction in shareholders' equity.

Contribution requirements are primarily affected by trust investment performance and are not particularly sensitive to actuarial assumptions. Although there were no required contributions to the pension plan during 2003, the Corporation continued its strategy of fully funding the plan at maximum tax-deductible levels, contributing $183 million in March 2003. If future investment performance exceeds that of recent years, the permitted tax-deductible contribution in future years will be significantly reduced. Regardless, any large near-term contributions to the plan will be at the discretion of management as the minimum required contributions under current law are expected to be zero for several years.

RISK MANAGEMENT

The Corporation encounters risk as part of the normal course of its business and designs risk management processes to help manage these risks. This section of this report will first provide an overview of the governance structure, measurement, control strategies, and monitoring aspects of the Corporation's risk management processes generally. Following this discussion is an analysis of the same aspects of the risk management process for what management views as the Corporation's primary areas of risk: credit risk, operational risk, liquidity risk, and market risk. The Corporation's use of financial and other derivatives as part of its overall asset and liability risk management process is also addressed within the Risk Management section of this report. In appropriate places within this section, historical performance is also addressed.

OVERVIEW
As a financial services organization, the Corporation takes a certain amount of risk in every business decision. For example, every time the Corporation opens an account or approves a loan for a customer, processes a payment, hires a new employee, or implements a new computer system, the Corporation incurs a certain amount of risk. As an organization, the Corporation must balance revenue generation and profitability with the risks associated with doing business. Risk management is not about eliminating risks, but about accepting risks that are expected to create shareholder value and that the Corporation should effectively manage. PNC's objective is to understand risk and act prudently to manage it in a disciplined way that will help create value that is sustainable in the longer term.

The key to effective risk management is to be proactive in seeking to identify, measure, control, and monitor risk on an ongoing basis. Risk management practices support decision-making, improve the success rate for new initiatives, and strengthen the organization.


CORPORATE-LEVEL RISK MANAGEMENT OVERVIEW

GOVERNANCE STRUCTURE
The Corporation has multiple organizational structures designed to support risk management in a prompt and effective manner: committees of the Corporation's Board of Directors ("Board"), management-level risk management committees, business risk management, and corporate risk management.

Although the Board as a whole is responsible generally for oversight of risk management, committees of the Board serve to provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The committees with primary responsibility for risk management oversight are as follows:

o Audit Committee: major financial risk exposures, compliance with legal and regulatory requirements, internal controls, and the Corporation's Statement of Principles and Code of Ethics

o Credit Committee: risk within the Corporation's lending and credit-related activities

o Finance Committee: the risk management process and internal control structure relating to interest rate and liquidity risks, trading activities, capital management activities, equity investments, and fiduciary activities

o Operations and Technology Committee: operations and operational risk management, and activities related to information technology and information security

o Nominating and Governance Committee: recommendation of nominees for the Corporate Board and implementation of best practices in corporate governance

Management level risk management committees are designed to help ensure that business decisions are executed within the Board's desired risk profile. The Executive Risk Management Committee ("ERMC"), consisting of senior management executives, provides oversight for the establishment and implementation of new comprehensive risk management initiatives, reviews risk profiles and discusses key risk issues. There are several other management-level risk management committees charged with various risk management oversight responsibilities.

Within each of the Corporation's major businesses, a business risk officer serves an important role by helping the business to identify risks and develop action plans to manage the risks. By acting as partners to business managers and corporate risk officers, business risk officers help ensure that strategic business goals, including acceptable levels of risk, are achieved.

The following tables outline the three primary corporate-level risk management areas:

---------------------------------------------------------------
AREA              RISK MANAGEMENT
---------------------------------------------------------------
EXECUTIVE         Chief Risk Officer
---------------------------------------------------------------
KEY ROLES OF      o    Facilitates the identification,
CORPORATE TEAM         measurement, control and monitoring of
                       risk across the Corporation
                  o    Sets risk tolerance limits
                  o    Has authority to review and
                       challenge all risk-taking activities
                  o    Provides support and oversight to
                       businesses
                  o    Identifies and implements risk
                       management best practices
---------------------------------------------------------------

---------------------------------------------------------------
AREA              REGULATORY RELATIONS AND COMPLIANCE
---------------------------------------------------------------
EXECUTIVES        Chief Regulatory Officer
                  Chief Compliance Officer
---------------------------------------------------------------
KEY ROLES OF      o    Facilitates the identification,
CORPORATE TEAM         assessment and monitoring of
                       regulatory and compliance risk
                       throughout the Corporation
                  o    Facilitates relationships with
                       regulatory agencies and serves as
                       liaison to the businesses
                  o    Provides compliance support and
                       oversight at the Corporate level and
                       to the businesses
                  o    Administers the Corporation's
                       ethics and business conduct programs
---------------------------------------------------------------

---------------------------------------------------------------
AREA              LEGAL
---------------------------------------------------------------
EXECUTIVES        Vice Chairman, Legal and Governance
                  General Counsel
---------------------------------------------------------------
KEY ROLES OF      o    Facilitates the identification,
CORPORATE TEAM         assessment, and monitoring of legal
                       risk throughout the Corporation
                  o    Provides legal counsel to the
                       Corporation and across all businesses
                       and staff areas
---------------------------------------------------------------

Each corporate risk management area is empowered and actively involved in risk identification, measurement, control and monitoring in all areas of risk and in all businesses.

RISK MEASUREMENT
Risk measurement activities are conducted specific to the area of risk. Corporate risk management functional risk areas are involved in the development of models and analytic tools to evaluate the level of risk, providing a holistic approach to aggregating and understanding enterprise-wide risk. The primary vehicle for aggregation of enterprise-wide risk is a new comprehensive risk management methodology developed during 2003 that is based on economic capital. This primary risk aggregation measure is augmented with secondary measures of risk to arrive at an estimate of enterprise-wide risk. The economic capital framework is a robust measure of potential losses above and beyond expected losses. Potential one year losses are capitalized to a level commensurate with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses ("Credit Risk"), fluctuations of the estimated market value of financial instruments ("Market Risk") and other risks such as the failure of people, processes or systems ("Operational Risk"). Management has not traditionally used this methodology for determining economic capital in evaluating the performance of its business segments, and this methodology has not been used in the calculation of return on assigned capital for 2003 or 2002 business segment performance as disclosed in the Review of Businesses section of this Financial Review. Management currently plans to adopt this methodology for calculating economic capital in connection with the evaluation of each of the Corporation's business segment's performance in 2004.

RISK CONTROL STRATEGIES
Policy development and exception oversight is centrally managed through Corporate risk management. Corporate risk management is authorized to take action to either prevent or mitigate exceptions to policies and is responsible for monitoring compliance. The Corporate Audit function performs an independent analysis of the internal control environment. Corporate Audit plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee. The Corporation uses a review process for significant new initiatives which requires the preparation of a business case, including a risk analysis, for review by an appropriate risk management committee.

RISK MONITORING
Corporate risk management reports on a regular basis to the Board regarding the enterprise risk profile of the Corporation. These reports aggregate and present the level of risk by type of risk and communicate significant risk issues, including performance relative to risk tolerance limits. Both the Board and the Executive Risk Management Committee provide guidance on actions to address key risk issues as identified in these reports.

CREDIT RISK MANAGEMENT
Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into financial derivative transactions. Credit risk is the most common risk in banking and one of the most significant risks to PNC.

Board approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level and composition of credit risk. Guidelines have been established for acceptable levels of aggregate borrower exposure, problem loans and other credit measures. The Corporation seeks to achieve credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry. Reductions in risk concentrations are achieved through loan participations with third parties, loan sales and the purchase of credit derivatives.

GOVERNANCE STRUCTURE
The credit lending businesses maintain direct responsibility for credit risk within the Corporation. Corporate Credit Policy provides independent oversight to the measurement, monitoring and reporting of the Corporation's credit risk and reports to the Chief Risk Officer. Corporate Credit Policy is responsible for establishing risk management policies as they relate to credit objectives and limits. Significant changes are reviewed with and approved by the Credit Committee of the Board. Centrally, Corporate Credit Policy monitors compliance with policies and commercial customer covenant compliance. Corporate Credit Policy is involved in the review of every commercial loan and provides direct oversight to the underwriting standards for consumer lending activities. Credit account management staff report up through the Corporate Credit Policy organization and perform relationship transactional analysis and administration.

Corporate Credit Policy oversees the role of portfolio management. The portfolio management function supports the development of portfolio risk limits to achieve associated objectives and is responsible for initiating secondary market activities to help optimize portfolio composition.

The Special Asset Committee ("SAC") is the management committee charged with the responsibility of reviewing all criticized credits throughout the Corporation in excess of a set dollar threshold. Additionally, SAC sets the standards for business level committees for reviewing all criticized credits below the corporate exposure threshold. SAC meets regularly and sets specific reserve levels for non-performing loans and evaluates the risk rating and disclosure status for reviewed credits.

The Reserve Adequacy Committee ("RAC") reviews the adequacy of the allowance for loan and lease losses for business units and major bank subsidiaries. RAC provides oversight for the allowance evaluation process, including quarterly evaluations and methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board.

RISK MEASUREMENT
The Corporation actively measures sources of credit risk based on the calculated expected and unexpected losses in the portfolio. Expected loss is a component in calculating the appropriate level of the allowance for credit losses. See the Allowances for Credit Losses and Unfunded Commitments and Letters of Credit section. Unexpected loss captures the loss volatility in the portfolio and is the foundation for economic capital measurement at both the transaction and business level. Stress testing and scenario analyses are performed regularly, providing guidance to management on the potential impact of macroeconomic events on the level of credit risk.

Loan evaluation tools are used to assess credit quality at origination and to identify deteriorating borrower credit quality. They are employed to actively manage and reduce exposures as warranted. These loan evaluation tools have been developed internally as well as purchased from external vendors. Loan evaluation tool policies are established and usage monitored by Corporate Credit Policy.

RISK CONTROL STRATEGIES
Corporate Credit Policy monitors policy compliance and communicates exceptions to management on a monthly basis and to the Credit Committee of the Board quarterly. PNC has established credit portfolio risk tolerance and concentration limits, both at the corporate level and by individual lending business. Corporate Credit Policy evaluates compliance with risk tolerance and concentration limits quarterly and oversees appropriate adjustment of portfolio strategies to remain or move within an acceptable range of risk, balanced by the strategic objectives of the Corporation and business.

Critical to the measurement of commercial credit risk is the accuracy of risk ratings in the commercial loan portfolio. Corporate Credit Policy reviews and if necessary adjusts risk ratings at the time of approval. If a credit relationship deteriorates subsequent to approval, problem commercial loans are reviewed with SAC. Additionally, a corporate risk management credit review function performs independent analyses of the quality of risk management and level of credit risk.

RISK MONITORING
On a quarterly basis, Corporate Credit Policy reports on credit risk to the Credit Committee of the Board. Policy exceptions and compliance with portfolio limits are included within the report. Additionally, the credit review function provides an independent assessment of the credit risk profile and the findings from targeted reviews. Each primary credit granting business presents a report on the current trends, key risk factors and credit strategy of the business to the Credit Committee of the Board.

Senior credit management receives management-level portfolio reports that include current trends within the business. The reports contain detailed information on exposure concentrations across portfolio segments.

NONPERFORMING, PAST DUE AND POTENTIAL PROBLEM ASSETS
Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

NONPERFORMING ASSETS BY TYPE
                                              June 30  December 31
Dollars in millions                              2003         2002
-------------------------------------------------------------------
Nonaccrual loans
   Commercial                                    $296         $226
   Lease financing                                  6           57
   Commercial real estate                           6            7
   Consumer                                        11           11
   Residential mortgage                             7            7
-------------------------------------------------------------------
    Total nonaccrual loans                        326          308
Troubled debt restructured loan                     1            1
-------------------------------------------------------------------
    Total nonperforming loans                     327          309
Nonperforming loans held for sale (a)              45           97
Foreclosed assets
 Lease                                             19
   Residential mortgage                             7            6
   Other                                            6            6
-------------------------------------------------------------------
    Total foreclosed assets                        32           12
-------------------------------------------------------------------
 Total nonperforming assets                      $404         $418
===================================================================
Nonperforming loans to total loans                .95%         .87%
Nonperforming assets to total loans,
 loans held for sale and foreclosed assets       1.12         1.13

Nonperforming assets to total assets              .60          .63
===================================================================

(a) Includes troubled debt restructured loans held for sale of $11 million and $17 million as of June 30, 2003 and December 31, 2002, respectively.

Of the total nonperforming loans at June 30, 2003, 41% are related to PNC Business Credit. PNC Business Credit loans, including those acquired in the NBOC acquisition, are secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion being classified as nonperforming. Historically, the Corporation has found that the collateralized nature of asset-based financing has resulted in lower losses relative to comparable commercial loans within the loan portfolio. The increase in nonaccrual loans since December 31, 2002 reflected additional credits in the manufacturing sector partially offset by higher charge-offs and the transfer of a single airline industry credit to foreclosed assets as described below.

The above table excludes nonperforming equity management assets carried at estimated fair value of $39 million and $40 million at June 30, 2003 and December 31, 2002, respectively, and included in other assets on the Consolidated Balance Sheet. Nonperforming equity management assets at June 30, 2003 and December 31, 2002, include $3 million and $12 million, respectively, of troubled debt restructured assets.

The increase in foreclosed lease assets since December 31, 2002 represented the Corporation's repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan.

The amount of nonperforming loans that were current as to principal and interest was $170 million at June 30, 2003 and $107 million at December 31, 2002. The amount of nonperforming loans held for sale that were current as to principal and interest was $7 million at June 30, 2003 and $46 million at December 31, 2002.

NONPERFORMING ASSETS BY BUSINESS
                                        June 30     December 31
In millions                                2003            2002
----------------------------------------------------------------
Regional Community Banking                  $75             $82
Corporate Banking                           176             187
PNC Real Estate Finance                       3               2
PNC Business Credit                         145             142
PNC Advisors                                  5               5
----------------------------------------------------------------
  Total nonperforming assets               $404            $418
================================================================

At June 30, 2003, Corporate Banking and PNC Business Credit had nonperforming loans held for sale of $36 million and $9 million, respectively, which are included in the preceding table.

CHANGE IN NONPERFORMING ASSETS
In millions                                  2003         2002
----------------------------------------------------------------
January 1                                    $418         $391
Transferred from accrual                      279          548
Returned to performing                         (3)         (19)
Principal reductions                         (158)        (189)
Asset sales                                   (32)         (98)
Charge-offs and valuation adjustments        (100)        (133)
----------------------------------------------------------------
   June 30                                   $404         $500
================================================================

For the remainder of 2003, continued weakness of the economy or other factors that affect asset quality, could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods.

ACCRUING LOANS AND LOANS HELD FOR SALE PAST DUE 90 DAYS OR MORE

                                              Percent of Total
                               Amount           Outstandings
                         -----------------  --------------------
Dollars in millions       Jun. 30  Dec. 31   Jun. 30   Dec. 31
                             2003     2002      2003      2002
----------------------------------------------------------------
Commercial                    $25      $41       .17%      .27%
Commercial real estate          5       10       .25       .44
Consumer                       29       25       .27       .25
Residential mortgage           37       38      1.18       .97
Lease financing                 2        1       .05       .02
----------------------------------------------
  Total loans                  98      115       .28       .32
Loans held for sale            10       32       .68      1.99
----------------------------------------------
  Total loans and
    loans held for sale      $108     $147       .30       .40
================================================================

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months, totaled $98 million and $1 million, respectively, at June 30, 2003. Approximately 45% of these loans are in the PNC Business Credit portfolio. Loans held for sale relate to the institutional lending repositioning.

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

In addition to the allowance for credit losses, the Corporation maintains an allowance for unfunded loan commitments and letters of credit. This amount, reported as a liability on the Consolidated Balance Sheet, is determined using estimates of the probability of the ultimate funding and losses related to those credit exposures. The methodology used is similar to the methodology used for determining the adequacy of the allowance for credit losses.
Specific allowances are established for loans considered impaired by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." All nonperforming loans are considered impaired under SFAS No. 114. Specific allowances are determined for individual loans over a dollar threshold by SAC based on an analysis of the present value of its expected future cash flows discounted at its effective interest rate, its observable market price or the fair value of the underlying collateral. A minimum specific allowance is established on all impaired loans at the applicable pool reserve allocation for similar loans.

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

This methodology is sensitive to changes in key risk parameters such as EDPs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a commensurate change in the pool reserve allocations to non-impaired commercial loans. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the maturity distribution of the loans will contribute to the final pool reserve allocations.

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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                              June 30, 2003           December 31, 2002
                         --------------------------------------------------
                                       Loans to                   Loans to
Dollars in millions      Allowance  Total Loans    Allowance   Total Loans
---------------------------------------------------------------------------
Commercial                    $548        42.9%         $504         42.3%
Commercial
  real estate                   43         5.9            52          6.4
Consumer                        28        30.5            28         27.8
Residential mortgage             9         9.0            10         11.0
Lease financing
and other                       45        11.7            79         12.5
---------------------------------------------------------------------------
     Total                    $673       100.0%         $673        100.0%
===========================================================================

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $112 million at both June 30, 2003 and December 31, 2002 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 17% of the total allowance and .32% of total loans at both June 30, 2003 and December 31, 2002. Enhancements and refinements to the reserve methodology during 2002 resulted in a reallocation of the allowance for credit losses among the Corporation's businesses and from unallocated to specific and pool categories.

The provision for credit losses for the first six months of 2003 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of June 30, 2003 reflected changes in loan portfolio composition, the impact of refinements to the Corporation's reserve methodology and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

In millions                                     2003       2002
-----------------------------------------------------------------
January 1                                       $673       $560
Charge-offs                                     (119)      (139)
Recoveries                                        20         24
-----------------------------------------------------------------
   Net charge-offs                               (99)      (115)
Provision for credit losses                       93        171
Acquired allowance (NBOC acquisition)                        41
Net change in allowance for unfunded
     loan commitments and letters of credit        6         (3)
-----------------------------------------------------------------
   June 30                                      $673       $654
=================================================================

ROLLFORWARD OF ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

In millions                                     2003       2002
-----------------------------------------------------------------
January 1                                        $84        $70
Net change in allowance for unfunded
 loan commitments and letters of credit           (6)         3
-----------------------------------------------------------------
 June 30                                         $78        $73
=================================================================

The allowance as a percent of nonperforming loans and total loans was 206% and 1.95%, respectively, at June 30, 2003. The comparable 2002 percentages were 201% and 1.74%, respectively.

CHARGE-OFFS AND RECOVERIES
                                                                   Percent of
Six months ended June 30                                      Net     Average
Dollars in millions          Charge-offs  Recoveries  Charge-offs       Loans
-------------------------------------------------------------------------------
2003
Commercial                           $59         $12          $47         .63%
Commercial real estate                 2                        2         .18
Consumer                              20           6           14         .28
Residential mortgage                   1                        1         .06
Lease financing                       37           2           35        1.84
------------------------------------------------------------------
   Total                            $119         $20          $99         .57
===============================================================================
2002
Commercial                          $105         $14         $91         1.13%
Commercial real estate                 2                       2          .16
Consumer                              20           8          12          .26
Residential mortgage                   2           1           1          .04
Lease financing                       10           1           9          .42
------------------------------------------------------------------
   Total                            $139         $24        $115          .61
===============================================================================

The decline in net charge-offs for the first six months of 2003 compared with the first six months of 2002 was primarily due to the impact of a $45 million charge-off in 2002 related to Market Street that more than offset the impact of a $24 million charge-off in the second quarter of 2003 related to a single airline industry credit for which a reserve had been provided at December 31, 2002.

OPERATIONAL RISK MANAGEMENT
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition also includes losses that may arise from legal actions that may result from operating deficiencies or noncompliance with contracts, laws or regulations. The Corporation is exposed to a variety of operational risks that can affect each of its business activities, particularly those involving processing and servicing.

GOVERNANCE STRUCTURE
Each business unit holds primary responsibility for its own operational risk management program, given that operational risk management is integral to direct business management and most easily affected at the business unit level, Corporate Operational Risk oversees the day-to-day operational risk management activities at PNC and reports to the Chief Risk Officer.

RISK MEASUREMENT AND CONTROL STRATEGIES
The Corporation maintains a system of internal controls that is designed to reduce risk and to provide management timely and accurate information about the operations of PNC. Senior business managers are accountable for managing the operational risks of their respective businesses. Management believes that the internal controls are adequate to reduce such risks to a level consistent with the Corporation's financial strength, business and market characteristics, and the regulatory environment to which it is subject. A comprehensive enterprise-wide operational risk framework is currently in development to further enhance the management of operational risk.

PNC has an integrated security and technology risk management framework consisting of governance, strategy, technology, and control designed to help ensure a secure, sound, and compliant infrastructure for information management. The application of this framework across the enterprise helps to support comprehensive and reliable internal controls.

The technology risk program, managed by Technology Processing and Services, is the foundation for information privacy, integrity, and availability. Key elements of the program include: technology risk assessment; privacy; information security; crisis management; business resiliency; fraud avoidance; and physical security.

The technology risk management process is aligned with the strategic direction of the businesses and is integrated into the technology management culture, structure, and practices. Through the collaborative efforts of the businesses and technology risk management resources, PNC has a comprehensive technology risk framework.

The security and technology risk management strategy supports existing and emerging business risks and complies with various regulatory guidelines. Given the strategic importance, PNC has focused technology risk management programs on business resiliency, privacy and information security, and fraud avoidance programs.

RISK MONITORING
Business units perform self-assessments of operational risk to identify trends and correlations that will enable proactive steps to be taken to address emerging operational risks and control gaps. Corporate risk management provides oversight to the accuracy and consistency of the self-assessments.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk of potential for loss from an inability of the Corporation to meet its funding requirements at a reasonable cost. The objective of liquidity risk management is to help ensure that the Corporation can obtain cost-effective funding to meet current and future obligations under both normal "business as usual" and stressful circumstances. The Corporation typically maintains its liquidity positions through:

o A large and stable deposit base derived from the Corporation's retail and wholesale banking activities

o    A portfolio of liquid investment securities

o    Diversified sources of short-term and long-term wholesale funding; and

o Significant unused borrowing capacity at both Federal Home Loan Bank and Federal Reserve discount window

GOVERNANCE STRUCTURE
Asset and Liability Management ("ALM"), reporting to the Vice Chairman/Chief Financial Officer, is accountable for managing the liquidity position within the limits and guidelines set forth in the Corporation's risk management policies approved by the Board Finance Committee. Market Risk Management provides independent oversight for the measurement, monitoring and reporting of the Corporation's liquidity risk and reports to the Chief Risk Officer.

RISK MEASUREMENT
The Liquidity Risk Management Policy for the Bank and the Capital Management Policy for the holding company established the process and operating guidelines for measuring, monitoring and reporting liquidity, including compliance with the limits that govern the liquidity position at both the bank and holding company level.

For policy compliance purposes, stress scenarios are simulated monthly that incorporate assumptions about retail deposit outflows, and other factors that could adversely affect PNC Bank's liquidity position given adverse events affecting the Bank.

The holding company's routine funding needs consist primarily of the return of capital to shareholders (dividends and share repurchase), debt service and the funding of its non-bank affiliates and acquisitions. Holding company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding twelve-month period.

RISK CONTROL STRATEGIES
Market Risk Management monitors the Corporation's liquidity positions against established policy limits. All limit exceptions are reported to Executive ALCO and to the Board Finance Committee.

The Corporation also establishes process and operating guidelines for managing liquidity in a crisis situation. These activities are coordinated with the business units to develop strategies to help minimize the outflow of funds and obtain detailed information focused on tracking deposit and loan trends to identify significant, unexpected withdrawals or draws on commitments which could adversely affect the Corporation's liquidity position.

RISK MONITORING
Liquidity positions are monitored at both the bank level and the holding (parent) company level. Compliance with the Corporation's liquidity policy limits is reviewed with Executive ALCO and the Board Finance Committee.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At June 30, 2003, such assets totaled $18.4 billion, with $6.2 billion pledged as collateral for borrowings, trust and other commitments.

Secured advances from the Federal Home Loan Bank, of which PNC Bank is a member, are generally secured by residential mortgages, other real estate related loans and mortgage-backed securities. At June 30, 2003, total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $14.5 billion. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

HOLDING COMPANY LEVEL LIQUIDITY
Liquidity for the parent company and PNC's non-bank subsidiaries can be generated through the issuance of securities in public or private markets. At June 30, 2003, the Corporation had unused capacity under effective shelf registration statements of approximately $3.3 billion of debt or equity securities and $400 million of trust preferred capital securities. The parent company also had an unused non-reciprocal credit facility of $200 million at June 30, 2003.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank, N.A. ("PNC Bank"). PNC Bank's dividend level may be impacted by its capital needs, supervisory policies, corporate policies, contractual restrictions and other factors. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by both bank subsidiaries without prior regulatory approval was approximately $280 million at June 30, 2003.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of June 30, 2003, the parent company had approximately $989 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. Based on the amount of funds currently available at the parent company level and the amount of dividends currently payable by PNC Bank, management expects that the parent company will have sufficient liquidity available to meet current obligations to its debt holders, vendors, and others and to pay dividends at current rates through 2003.

MARKET RISK MANAGEMENT OVERVIEW
Market risk is the risk of potential losses due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. Market risk is inherent in the operations of the Corporation, arising from both trading and non-trading activities. Trading activities involve transactions in capital market products such as bonds, stocks and their related derivative instruments. The primary market risk in non-trading activities is the interest rate risk inherent in the traditional banking activities of gathering deposits and extending loans. Equity investment risk is another significant type of non-trading market risk arising from private equity and other types of equity investment activities.

Market Risk Management has responsibility for market risks in both trading and non-trading activities. The four key aspects of Market Risk Management functions are enterprise-wide market risk policy, measurement, monitoring, and reporting. The Board Finance Committee reviews and approves the Corporation's market risk management policies and limits.

MARKET RISK MANAGEMENT - INTEREST RATE RISK
Interest rate risk results primarily through the Corporation's traditional banking activities of extending loans and acquiring deposits. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to limit its reliance on a particular interest rate scenario as a source of earnings while helping to optimize net interest income and net interest margin. To further these objectives, the Corporation uses securities purchases and sales, short-term and long-term funding, financial derivatives and other capital markets instruments.

GOVERNANCE STRUCTURE
The Board Finance Committee approves market risk policies, including the interest rate risk management policy and the investment policy that govern interest rate risk management. The policies define the Corporation's overall interest rate risk management philosophy and risk tolerance level. Executive ALCO is the management committee that oversees all market-risk taking activities, including interest rate risk management activities conducted by ALM.

Executive ALCO delegates the execution and implementation of interest rate risk management strategies to ALM. In this capacity, ALM is responsible for making investment and trading decisions within the authorized limits and guidelines. Market Risk Management is responsible for monitoring compliance with the approved policy and market risk limits.


RISK MEASUREMENT
The Corporation measures and seeks to manage both the short-term and long-term effects of changing interest rates through its interest-rate risk simulation model. The simulation model measures the sensitivity of net interest income ("NII") to changing interest rates over the next 24-month period. The model also measures the sensitivity of the economic value of equity ("EVE") of existing on-balance-sheet and off-balance-sheet positions to changing interest rates.

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

The Corporation's interest rate risk simulation model is designed to capture key components of interest rate risks such as repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. Because the assumptions employed in the model are inherently uncertain, actual results may differ from simulated results. Management uses such analyses to help it identify risk and develop risk management strategies.

RISK CONTROL STRATEGIES
PNC has established policy limits and processes for Market Risk Management to actively monitor its interest rate risk profile in general, and its investment portfolio in particular. Policy limits are established both for NII and EVE sensitivities.

In the current low rate environment, management's actions have focused on reducing exposure to more modest rate declines and on the effects of rate increases on net interest income and the economic value of equity.

RISK MONITORING
The Corporation has established a process for reporting its interest rate risk profile and any significant risk issues. The official NII and EVE sensitivity reports are reviewed regularly by Executive ALCO and the Board Finance Committee.

The following table sets forth the sensitivity results for the quarters ended June 30, 2003 and 2002.

INTEREST SENSITIVITY ANALYSIS
                                                      June 30     June 30
                                                         2003        2002
----------------------------------------------------------------------------
NET INTEREST INCOME SENSITIVITY SIMULATION
   Effect on net interest income in first
     year from gradual interest rate
     change over following 12 months of:
     100 basis point increase                             0.7%        1.0%
     100 basis point decrease                            (1.5)%      (4.2)%
   Effect on net interest income in second
     year from gradual interest rate change
     over the preceding 12 months of:
     100 basis point increase                             3.6%        2.8%
     100 basis point decrease                            (9.0)%     (12.9)%
ECONOMIC VALUE OF EQUITY SENSITIVITY MODEL
   Effect on value of on- and off-balance-sheet
     positions as a percentage of assets from
     instantaneous change in interest rates of:
     200 basis point increase                            (0.5)%      (0.9)%
     200 basis point decrease                            (0.8)%       0.1%
KEY PERIOD-END INTEREST RATES
   One month LIBOR                                       1.12%       1.84%
   Three-year swap                                       1.95%       3.85%
============================================================================

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, PNC routinely simulates the effects of a number of nonparallel interest rate environments. The following table reflects the percentage change in net interest income over the next two 12 month periods assuming the PNC economist's most likely rate forecast, implied market forward rates, a lower/steeper rate scenario and a lower/flatter rate scenario. The Corporation is sensitive to a low and flat yield curve.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

NET INTEREST INCOME SENSITIVITY TO ALTERNATIVE RATE SCENARIOS
(AS OF JUNE 30, 2003)
                             PNC     Market
In millions            Economist    Forward   Low/Steep   Low/Flat
-------------------------------------------------------------------
Change in
forecasted net
interest income:
-------------------------------------------------------------------
First year
  sensitivity               (0.4)%      0.7%        1.0%      (1.0)%
Second year
  sensitivity               (1.1)%      2.0%        1.9%      (3.9)%
===================================================================

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

The hard copy version of this Quarterly Report on Form 10-Q contains a graph entitled "Alternative Interest Rate Scenarios" that reflects the following data points:

                      Forecasted Rates - One Year Forward
                      -----------------------------------
                       1-month
                         LIBOR       2-year Swap    3-year Swap    5-year Swap
                         -----       -----------    -----------    -----------
Base Rates               1.11%          1.60%          2.03%          2.82%
PNC Economist            1.15           1.64           2.12           2.88
Market Forward           1.50           2.40           2.81           3.21
Low / Steep              0.81           1.60           2.12           3.07
Low / Flat               1.10           1.29           1.40           1.43


MARKET RISK MANAGEMENT - EQUITY INVESTMENT RISK
Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. The Corporation makes and manages direct investments in a variety of transactions, including management buyouts, recapitalizations and later stage growth financings, and in a variety of industries. The Corporation also invests in non-affiliated and affiliated funds that make similar private equity investments.

The private equity portfolio is diversified by industry, stage and type of investment. The Corporation continues to make private equity investments at a more moderate pace than in prior years, consistent with current market conditions. From a risk management standpoint, the strategy is to invest in companies with proven business models, structure investment transactions to protect value in downside scenarios and invest in less volatile industries. Currently, emphasis is being placed on the management of capital for other investors.

GOVERNANCE STRUCTURE
PNC Equity Management Corp ("PNC EMC") manages the private equity investment activities of PNC. The Board Finance Committee approves policies and capital limits related to investment activities across PNC. PNC EMC is responsible for making investment decisions within the approved policy limits and guidelines. Market Risk Management provides independent oversight by monitoring the compliance with these limits and guidelines, and reporting significant risks in the business to the Board Finance Committee and ERMC.

RISK MEASUREMENT
Equity management (private equity) assets are valued at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value of the investments. There is a time lag in the Corporation's receipt of the financial information that is the primary basis for the valuation of the limited partnership interests. PNC will recognize in the third quarter of 2003 valuation changes related to limited partnership investments that reflect the impact of second quarter 2003 market conditions and performance of the underlying companies. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financial transaction. See Equity Management Asset Valuation in the Critical Accounting Policies And Judgments section of this Financial Review for additional information.

Changes in the values of equity management investments are reflected in the Corporation's results of operations. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions and from the assumptions made by the general partners. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments.

RISK CONTROL STRATEGIES
Equity investments across the Corporation are made within capital limits approved by the Board Finance Committee. Given the illiquid nature of most of the investments, assessing their fair values is a challenge. The fair market value of the investments is updated and reviewed at both corporate and business unit levels via management and PNC EMC board meetings. In addition, Market Risk Management monitors the equity investment portfolio.

RISK MONITORING
At June 30, 2003, private equity investments carried at estimated fair value totaled approximately $539 million compared with $530 million at December 31, 2002. As of June 30, 2003, approximately 49% of the amount is invested directly in a variety of companies and approximately 51% is invested in various limited partnerships. Equity management funding commitments totaled $197 million at June 30, 2003 compared with $173 million at December 31, 2002.

PNC also makes investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Such investments include investments in BlackRock's mutual funds and hedge funds.


MARKET RISK MANAGEMENT - TRADING RISK
Most of the Corporation's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies. Net trading income was $60 million for the first six months of 2003 compared with $53 million for the first half of 2002. See Note 5 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

GOVERNANCE STRUCTURE
The Board Finance Committee reviews and approves the Corporate trading risk policy. This policy governs risk management philosophy, processes and limits for all trading activities across the Corporation. Executive ALCO oversees all trading activities across the Corporation.

For each trading group (e.g., fixed income derivatives, foreign exchange), there is a specific market risk policy and a set of risk limits that govern that particular group. The overall Corporate trading risk policy governs these policies and limits.

RISK MEASUREMENT
The Corporation uses a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. The key market risk measure for trading activities is Value-at-Risk ("VaR"). For a trading portfolio, VaR seeks to measure the maximal potential loss within a specified confidence level over a given holding period. The Corporation measures its VaR using 99% confidence level over a one-day period. VaR offers a common currency to compare market risk across multiple instruments and portfolios. It accounts for risk at the individual position level as well as the position's effect on the overall portfolio. In addition to the levels of volatility of market risk factors, the Corporation's VaR methodology incorporates market liquidity risk by lengthening the holding period for illiquid positions. Currently, the Corporation does not perform a VaR calculation for its portfolio of credit default swaps that are used to hedge its on-balance sheet corporate loans. The notional amount of credit default swaps is $242 million as of June 30, 2003. See Credit Default Swaps in this Financial Review for further information.

The trading activities of the Corporation are governed by both a daily VaR limit and a month-to-date stop-loss limit. As of June 30, 2003, the total VaR usage for the Corporation is $.8 million. Total VaR usage ranged from $.6 million to $1.8 million during the second quarter of 2003. Interest rate risk is the primary contributor to the overall VaR level.

In addition to measuring VaR, Market Risk Management performs stress testing to assess the potential impacts of extreme market scenarios beyond the 99% confidence level on all of its trading portfolios. The appropriateness of these scenarios is reviewed regularly by management to reflect the changing market conditions and portfolio compositions.

RISK CONTROL STRATEGIES
Under current policy, the Board Finance Committee and Executive ALCO review the Corporation's trading activities at least twice a year to review and approve any significant changes to risk management policies, limits and business strategies. On a daily basis, Market Risk Management monitors the market conditions and their impact on the Corporation's trading positions. In addition, Market Risk Management also monitors exposure levels relative to relevant risk limits.

RISK MONITORING
Market risk reports for the trading activities are generated daily and reviewed by Market Risk Management staff. Monthly VaR, stop-loss and stress testing reports, together with market risk trend and summary reports are presented to senior management in risk management committee meetings at both the business unit and corporate levels.

Market Risk Management also generates a backtesting report on a daily basis. The purpose of the backtesting report is to validate the accuracy of the VaR measurement by comparing the current day's actual trading profit/loss against the prior day's VaR. A backtesting exception occurs when the actual loss exceeds the relevant VaR and can be an indication that the VaR measurement is underestimating risk. For the 12 months ended June 30, 2003, the Corporation experienced no backtesting exceptions at the enterprise-wide level.

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

The following table sets forth changes, during the first six months of 2003, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

FINANCIAL DERIVATIVES ACTIVITY

                                                                                                                      Weighted-
                                              December 31                                               June 30         Average
Dollars in millions                                  2002     Additions   Maturities  Terminations         2003        Maturity
---------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                 $5,823          $966         $(25)      $(1,256)      $5,508     3 yrs.
     Pay fixed                                         67           228           (1)         (176)         118     4 yrs. 7 mos.
     Basis swaps                                       52                                      (52)
   Interest rate caps                                  16                                                    16     4 yrs. 2 mos.
   Interest rate floors                                 7                         (5)                         2     6 yrs. 9 mos.
   Futures contracts                                  313           165                       (223)         255            8 mos.
----------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                                   6,278         1,359          (31)       (1,707)       5,899
----------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk
  management
   Pay fixed interest rate swaps                      273           366                       (514)         125    11 yrs. 4 mos.
   Total rate of return swaps                         100           150         (125)                       125            2 mos.
----------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management                        373           516         (125)         (514)         250
----------------------------------------------------------------------------------------------------------------
   Total                                           $6,651        $1,875        $(156)      $(2,221)      $6,149
=================================================================================================================================

The following tables set forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133 at June 30, 2003 and December 31, 2002. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating. Changes in the fair value of receive fixed interest rate swaps generally reflect an inverse relationship to changes in interest rates. The rise in interest rates subsequent to June 30, 2003, if sustained, will adversely impact the fair value of these swaps at September 30, 2003, compared with the balance at June 30, 2003. In addition, certain swap contracts were terminated subsequent to June 30, 2003.


FINANCIAL DERIVATIVES - 2003

                                                                                                Weighted-Average Interest Rates
                                                                         Notional               -------------------------------
June 30, 2003 - dollars in millions                                         Value    Fair Value       Paid        Received
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                    $3,171          $128       1.60%           3.74%
      Pay fixed designated to loans                                           118           (12)      5.03            2.61
    Interest rate caps designated to loans (b)                                 16                       NM              NM
    Interest rate floors designated to loans (c)                                2                       NM              NM
    Futures contracts designated to loans                                     255                       NM              NM
------------------------------------------------------------------------------------------------
        Total asset rate conversion                                         3,562           116
------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                            2,337           381       2.54            5.93
------------------------------------------------------------------------------------------------
        Total liability rate conversion                                     2,337           381
------------------------------------------------------------------------------------------------
    Total interest rate risk management (d)                                 5,899           497
------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (c)          125           (11)      4.78            4.17
 Pay total rate of return swaps designated to loans held for sale (c)         125            (6)        NM             .68
------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                         250           (17)
------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                $6,149          $480
===============================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 59% were based on 1-month LIBOR and 41% on 3-month LIBOR.

(b) Interest rate caps with notional values of $12 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.50%. In addition, interest rate caps with notional values of $4 million require the counterparty to pay the excess, if any, of Prime over a weighted-average strike of 5.03%. At June 30, 2003, 3-month LIBOR was 1.12% and Prime was 4.00%.

(c) Interest rate floors with notional values of $2 million require the counterparty to pay the excess, if any, of the weighted-average strike of 7.25% over Prime. At June 30, 2003, Prime was 4.00%.

(d)  Fair value amounts include accrued interest of $68 million.

NM-Not meaningful



FINANCIAL DERIVATIVES - 2002

                                                                                                Weighted-Average Interest Rates
                                                                         Notional               -------------------------------
December 31, 2002 - dollars in millions                                     Value    Fair Value       Paid        Received
-------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps (a)
      Receive fixed designated to loans                                    $3,460          $172       2.00%           4.08%
      Pay fixed designated to loans                                            67            (7)      6.04            2.80
      Basis swaps designated to loans                                          52                     3.52            3.47
    Interest rate caps designated to loans (b)                                 16                       NM              NM
    Interest rate floors designated to loans (c)                                7                       NM              NM
    Futures contracts designated to loans                                     313                       NM              NM
------------------------------------------------------------------------------------------------
        Total asset rate conversion                                         3,915           165
------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps (a)
      Receive fixed designated to borrowed funds                            2,363           346       3.16            5.93
------------------------------------------------------------------------------------------------
        Total liability rate conversion                                     2,363           346
------------------------------------------------------------------------------------------------
    Total interest rate risk management (d)                                 6,278           511
------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale (c)          273           (13)      4.73            4.36
 Pay total rate of return swaps designated to loans held for sale (c)         100            (3)        NM             .88
------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                         373           (16)
------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                $6,651          $495
===============================================================================================================================


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

(d)  Fair value amounts include accrued interest of $74 million.

NM- Not meaningful

OTHER DERIVATIVES
To accommodate customer needs, PNC enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, primarily consisting of interest rate floors and caps and basis swaps. Other noninterest income for the first six months of 2003 related to the derivatives held for risk management purposes not designated as accounting hedges was insignificant.

OTHER DERIVATIVES

                                                                                At June 30, 2003
                                              ------------------------------------------------------------------------------
                                                                       Positive       Negative                     Average
                                                       Notional            Fair           Fair      Net Asset         Fair
In millions                                               Value           Value          Value    (Liability)     Value(a)
----------------------------------------------------------------------------------------------------------------------------
Customer-related
Interest rate
  Swaps                                                 $29,111            $644         $(642)             $2          $(9)
  Caps/floors
    Sold                                                  1,275                           (22)            (22)         (27)
    Purchased                                             1,193              19                            19           23
  Futures                                                 1,259                                                          1
Foreign exchange                                          3,562              68           (66)              2            4
Equity                                                    1,421              48           (49)             (1)           2
Other                                                       293              15            (5)             10           10
----------------------------------------------------------------------------------------------------------------------------
 Total customer-related                                  38,114             794          (784)             10            4
============================================================================================================================
Other risk management and proprietary
Interest rate
  Basis swaps                                             1,153               4            (1)              3            3
  Pay fixed swaps                                           126               1            (3)             (2)          (1)
  Received fixed swaps                                        8
Other                                                       623              15            (3)             12            8
----------------------------------------------------------------------------------------------------------------------------
 Total other risk management and proprietary              1,910              20            (7)             13           10
----------------------------------------------------------------------------------------------------------------------------
    Total other derivatives                             $40,024            $814         $(791)            $23          $14
============================================================================================================================

(a)  Represents average for six months ended June 30, 2003.

CREDIT-RELATED INSTRUMENTS

CREDIT DEFAULT SWAPS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At June 30, 2003, credit default swaps with $242 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial And Other Derivatives section of this Financial Review. The comparable amount was $184 million at December 31, 2002. Net losses realized in connection with credit default swaps for the six months ending June 30, 2003 were $2.7 million and $1.8 million in the second quarter of 2003.

INTEREST RATE DERIVATIVE RISK PARTICIPATION AGREEMENTS
The Corporation enters into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements executed by the Corporation to mitigate credit risk had a total notional value of $66 million at June 30, 2003 compared with $43 million at December 31, 2002. Additionally, risk participation agreements entered into in which the Corporation assumed credit exposure had a total notional value of $49 million at June 30, 2003 compared with $109 million at December 31, 2002. These agreements are considered to be financial guarantees and therefore are not included in the Financial And Other Derivatives section of this Financial Review.

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

MARKET STREET FUNDING CORPORATION
Market Street is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase or making of loans secured by interests primarily in pools of receivables acquired from U.S. corporations unaffiliated with PNC that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $2.7 billion at June 30, 2003 compared with $3.1 billion at December 31, 2002. See Note 1 Accounting Policies regarding the effect on the accounting for Market Street from the Corporation's adoption of FIN 46 effective July 1, 2003.

PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and the majority of the liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a cash collateral account which is funded by a credit loan facility with a five-year term expiring December 31, 2004. At June 30, 2003, approximately $88 million was outstanding on this facility compared with $96 million at December 31, 2002. An additional $263 million was provided by a major insurer. Also at June 30, 2003, Market Street had committed liquidity facilities supporting individual pools of receivables totaling $3.5 billion, of which $2.7 billion was provided by PNC Bank. The comparable amounts at December 31, 2002 were $3.9 billion and $3.2 billion, respectively. Credit exposure related to PNC's liquidity facilities provided to Market Street is included in net unfunded commitments as described in Loans in the Consolidated Balance Sheet Review section of this Financial Review.

As Market Street's program administrator, PNC received fees of $5.4 million for the six months ended June 30, 2003. Commitment fees related to PNC's portion of the liquidity facilities amounted to $1.6 million for this same time period.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

GLOSSARY OF TERMS

Accounting/administration net assets - Domestic and foreign assets for which PNC provides accounting and administration services. These assets are not included in PNC's balance sheet.

Adjusted average total assets - Primarily comprised of total average quarterly assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized - Adjusted to reflect a full year of activity.

Assets under management - Assets held by PNC in a fiduciary capacity for customers/clients. These assets are not included in PNC's balance sheet.

Assigned capital - Economic capital assignments based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services in order to present, to the extent practicable, the financial results of each business as if the business operated on a stand-alone basis.

Charge-off - Process of removing a loan or portion of a loan from a bank's balance sheet because the loan is considered uncollectible. A charge-off also is recorded when a loan is transferred to held for sale and the loan's market value is less than its carrying amount prior to the transfer. This difference is a charge-off.

Common shareholders' equity to total assets - Common shareholders' equity divided by total assets. Common shareholders' equity equals total shareholders' equity less preferred stock and the portion of capital surplus and retained interest related to the preferred stock.

Custody assets - Assets held on behalf of clients under a safekeeping arrangements. Such assets are not reported in PNC's balance sheet. Assets held in custody accounts at other institutions on behalf of PNC are included in the appropriate asset categories as if held in the physical custody of PNC.

Earning assets - Assets that generate income, which include: short-term investments; loans held for sale; loans, net of unearned income; securities; federal funds sold and certain other assets.

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

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, foreclosed and other assets.

Nonperforming loans - Nonperforming loans include nonaccrual loans to commercial, lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets.

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

Taxable-equivalent interest - The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets is increased to make them fully equivalent to other taxable interest income investments.

Tier 1 and Total risk-based capital - Terms used by The Board of Governors of the Federal Reserve System to describe the capital adequacy of a bank holding company. Refer to the Risk-Based Capital section within the Shareholders' Equity section of the Consolidated Balance Sheet Review of this Financial Review for the components of risk-based capital.

Tier 1 risk-based capital ratio - Tier 1 risk-based capital divided by risk-weighted assets.

Total assets serviced - Domestic and foreign assets for which PNC provides mutual fund related services. These assets are not included in PNC's balance sheet.

Total risk-based capital ratio - Total risk-based capital divided by risk-weighted assets.

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

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on PNC's website at www.pnc.com and on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which if adverse could result in: a deterioration in credit quality, increased credit losses, and increased funding of unfunded loan commitments and letters of credit; an adverse effect on the allowances for credit losses and unfunded loan commitments and letters of credit; a reduction in demand for credit or fee-based products and services; a reduction in net interest income, value of assets under management and assets serviced, value of private equity investments and of other debt and equity investments, value of loans held for sale or value of other on-balance sheet and off-balance sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;

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

(6) how PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in PNC businesses;

(7) the inability to manage risks inherent in PNC's business;

(8) the unfavorable resolution of legal proceedings or government inquiries; the impact of increased litigation risk from recent regulatory and other governmental developments; and the impact of reputational risk created by recent regulatory and other governmental developments on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;

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

(14) the impact of the regulatory examination process, the Corporation's failure to satisfy the requirements of written agreements with regulatory and other governmental agencies, and regulators' future use of supervisory and enforcement tools; and

(15) terrorist activities and international hostilities which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

Factors relating to credit risk, operational risk, liquidity risk, market risk (including interest rate risk, equity management risk and trading risk), financial and other derivatives, and off-balance sheet activities are discussed in the Risk Management section of this Financial Review. Other risk factors are described in the Risk Factors section and elsewhere in this report or in the Business section of the Corporation's 2002 Form 10-K.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.



                                                                Three months ended June 30            Six months ended June 30
                                                              -------------------------------      -------------------------------
In millions, except per share data                                    2003           2002                  2003           2002
Unaudited
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                               $495            $588               $1,002         $1,187
Securities                                                             155             149                  298            326
Loans held for sale                                                     15              41                   27             93
Other                                                                   27              26                   57             56
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                               692             804                1,384          1,662
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                               117             172                  249            348
Borrowed funds                                                          54              77                  111            169
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                              171             249                  360            517
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                 521             555                1,024          1,145
Provision for credit losses                                             57              89                   93            171
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                464             466                  931            974
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                       209             230                  416            451
Fund servicing                                                         188             217                  381            429
Service charges on deposits                                             60              55                  117            109
Brokerage                                                               46              55                   87            110
Consumer services                                                       64              61                  123            116
Corporate services                                                     114             149                  230            267
Equity management                                                      (17)            (13)                 (21)           (15)
Net securities gains                                                    26              16                   82             20
Other                                                                   86             100                  156            173
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                            776             870                1,571          1,660
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                          446             441                  884            871
Net occupancy                                                           64              59                  154            117
Equipment                                                               69              67                  138            135
Marketing                                                               18              13                   33             26
Distributions on capital securities                                     14              14                   28             29
Other                                                                  324             245                  554            468
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                           935             839                1,791          1,646
----------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and income taxes                       305             497                  711            988
Minority interest in income of consolidated entities                    13              12                   24             22
Income taxes                                                           108             165                  241            329
----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $184            $320                 $446           $637
==================================================================================================================================

EARNINGS PER COMMON SHARE
Basic                                                                 $.65           $1.13                $1.58          $2.25
Diluted                                                               $.65           $1.12                $1.57          $2.23

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                  281             283                  282            283
Diluted                                                                282             285                  283            285
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.



In millions, except par value                                                               June 30           December 31
Unaudited                                                                                      2003                  2002
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $3,797                $3,201
Federal funds sold                                                                              850                 1,847
Other short-term investments                                                                  1,554                 1,811
Loans held for sale                                                                           1,475                 1,607
Securities                                                                                   16,017                13,763
Loans, net of unearned income of $1,018 and $1,075                                           34,534                35,450
   Allowance for credit losses                                                                 (673)                 (673)
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 33,861                34,777
Goodwill                                                                                      2,356                 2,313
Other intangible assets                                                                         316                   333
Other                                                                                         7,036                 6,725
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $67,262               $66,377
=================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                      $13,368               $10,563
   Interest-bearing                                                                          33,326                34,419
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          46,694                44,982
Borrowed funds
   Federal funds purchased                                                                       36                    38
   Repurchase agreements                                                                      1,015                   814
   Bank notes and senior debt                                                                 3,306                 4,400
   Federal Home Loan Bank borrowings                                                          1,134                 1,256
   Subordinated debt                                                                          2,260                 2,423
   Other borrowed funds                                                                         152                   185
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                     7,903                 9,116
Allowance for unfunded loan commitments and letters of credit                                    78                    84
Accrued expenses                                                                              2,269                 2,046
Other                                                                                         2,435                 2,172
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         59,379                58,400
---------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                               261                   270

Mandatorily redeemable capital securities of subsidiary trusts                                  848                   848

SHAREHOLDERS' EQUITY
Common stock - $5 par value
   Authorized 800 shares, issued 353 shares                                                   1,764                 1,764
Capital surplus                                                                               1,100                 1,101
Retained earnings                                                                             7,360                 7,187
Deferred benefit expense                                                                        (28)                   (9)
Accumulated other comprehensive income                                                          305                   321
Common stock held in treasury at cost: 73 and 68 shares                                      (3,727)               (3,505)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,774                 6,859
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, capital securities and
   shareholders' equity                                                                     $67,262               $66,377
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Six months ended June 30 - in millions
Unaudited                                                                                             2003            2002
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $446             $637
Adjustments to reconcile net income
  to net cash provided by operating activities
   Provision for credit losses                                                                          93              171
   Depreciation, amortization and accretion                                                            142              115
   Deferred income taxes                                                                               106              226
   Securities transactions                                                                             (82)             (20)
   Valuation adjustments                                                                                (7)              30
Change in
   Loans held for sale                                                                                 129            1,948
   Other short-term investments                                                                        257             (460)
   Other                                                                                              (184)              66
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                         900            2,713
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in
   Loans                                                                                             1,291            1,480
   Federal funds sold                                                                                  997           (1,100)
Repayment of securities                                                                              3,039            1,346
Sales
   Securities                                                                                        5,654            7,858
   Loans                                                                                                 1
   Foreclosed assets                                                                                     7                5
Purchases
   Securities                                                                                      (10,658)          (7,181)
   Loans                                                                                              (476)             (22)
Net cash received (paid) for divestitures/acquisitions                                                   7           (1,676)
Other                                                                                                 (100)            (118)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                                 (238)             592
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                      2,805             (897)
   Interest-bearing deposits                                                                        (1,093)          (1,980)
   Federal funds purchased                                                                              (2)            (130)
   Repurchase agreements                                                                               201               17
Sales/issuances
   Other borrowed funds                                                                             11,628           11,591
   Common stock                                                                                         65               72
Repayments/maturities
   Bank notes and senior debt                                                                       (1,105)            (954)
   Federal Home Loan Bank borrowings                                                                  (122)            (770)
   Subordinated debt                                                                                  (187)
   Other borrowed funds                                                                            (11,661)         (11,424)
Acquisition of treasury stock                                                                         (322)             (45)
Cash dividends paid                                                                                   (273)            (273)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                             (66)          (4,793)
---------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                         596           (1,488)
     Cash and due from banks at beginning of period                                                  3,201            4,327
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                       $3,797           $2,839
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                         $368             $521
     Income taxes                                                                                       12               56
NON-CASH ITEMS
     Transfer (to) from loans (from) to loans held for sale, net                                       (10)             166
     Transfer from loans to other assets                                                                 8                9
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

NOTE 1 ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION
The unaudited consolidated interim financial statements ("consolidated financial statements") include the accounts of PNC and its subsidiaries, most of which are wholly owned, and certain general partnership interests. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation's consolidated financial condition or results of operations.

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

Venture capital investments, which include direct investments in companies, interests in limited partnerships, and general partnership interests, are reported at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that will ultimately be realized through distribution, sale or liquidation of the investment. The valuation procedures applied to direct investments include techniques such as multiples cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. Limited partnership investments are valued based on the financial statements received from the general partner, an independent third party. All venture capital investments are included in the consolidated balance sheet under other assets. Changes in the fair value of these assets are recognized in noninterest income.

Venture capital investments are consolidated when PNC is the sole general partner in a limited partnership and the determination has been made that PNC has control.

Equity investments other than venture capital investments are accounted for under one of the following methods:

- Marketable equity securities are accounted for at fair value based on the securities' quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss.

- Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which PNC does not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other than temporary decline in value. If the decline is determined to be other than temporary, the cost basis of the investment is written down to a new cost basis that represents realizable value and the amount of the write-down is accounted for as a realized loss in the period in which the decline occurs. Dividends received on cost investments are included in noninterest income. The equity method is used for those investments in which PNC can have significant influence over the operations of the investee. Under the equity method, PNC records its equity ownership share of the net income or loss of the investee in noninterest income. PNC records its nonmarketable equity securities in other assets.

Investments in limited partnerships are accounted for under either the cost method or the equity method as described above for nonmarketable equity securities. The equity method is used if PNC's limited partner ownership interest in the partnership is greater than 3% to 5%. For the remaining limited partnership investments, the cost method is used. Limited partnership investments are included in other assets.

Investments are consolidated when PNC is the sole general partner in a limited partnership and the determination has been made that PNC has control. Unconsolidated general partnership interests where the determination has been made that PNC does not have control are accounted for under the equity method.

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

FIN 46 requires a VIE to be consolidated if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both. An entity that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE's assets, liabilities and noncontrolling interests at fair value with subsequent changes based upon consolidation principles. FIN 46 also requires disclosures about VIEs that the entity is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs that existed prior to that date, the consolidation requirements are effective as of July 1, 2003.

Based on a review of the provisions of FIN 46, it is reasonably possible that PNC and/or BlackRock hold a significant variable interest in certain existing entities currently classified as VIEs that will require the Corporation to consolidate these entities effective as of July 1, 2003. However, the FASB staff and representatives of the accounting profession and various industry groups continue to discuss specific interpretative and implementation issues regarding FIN 46. The results of these discussions could change management's assessment and may eliminate the requirement to consolidate these entities in the third quarter of 2003. A description of these entities follows:

- PNC Bank, N.A. ("PNC Bank") provides credit enhancement, liquidity facilities and certain administrative services to Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. Market Street had total assets of $2.7 billion and total liabilities of $2.7 billion at June 30, 2003. PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a cash collateral account which is funded by credit loan facility with a five-year term expiring on December 31, 2004. At June 30, 2003, approximately $88 million was outstanding on this facility. An additional $263 million was provided by a major insurer. Also at June 30, 2003, Market Street had committed liquidity facilities available supporting individual pools of receivables totaling $3.5 billion, of which $2.7 billion was provided by PNC Bank. As Market Street's program administrator, PNC received fees of $5.4 million for the six months ended June 30, 2003. Commitment fees related to PNC's portion of the liquidity facilities amounted to $1.6 million for the six months ended June 30, 2003. PNC holds no ownership interest in Market Street.

- BlackRock, Inc. ("BlackRock"), a majority-owned subsidiary of PNC, acts as collateral asset manager for four collateralized bond obligation funds and one collateralized loan obligation fund (collectively referred to as "CBOs") organized as corporations or limited liability companies. The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products. These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years. At June 30, 2003, aggregate assets and debt in the CBOs were approximately $2.3 billion and $2.0 billion, respectively. If such assets and debt are required to be recorded, BlackRock would disclose that it claims no title to the assets and such liabilities are without recourse to BlackRock. In its role as collateral manager for the CBOs, BlackRock is not exposed to risk of loss with respect to the CBOs' debts. BlackRock's equity ownership in these fund was approximately $14.4 million at June 30, 2003. BlackRock's maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles and consequently BlackRock has no risk of loss with respect to the debt of these investment vehicles. Additionally, BlackRock has neither guaranteed nor is contractually liable for any of the VIEs' obligations.

     In connection with the potential consolidation of the CBOs' assets, liabilities and results of operations effective July 1, 2003, BlackRock would record a charge to earnings in the third quarter 2003 representing the difference between the carrying amounts of BlackRock's investments in these entities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," BlackRock's current accounting treatment, and the requirements under FIN 46. The charge is not expected to be material.

- PNC Real Estate Finance makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist PNC in achieving goals associated with the Community Reinvestment Act. The activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants generally within PNC's primary geographic region. The investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital. At June 30, 2003, PNC's maximum exposure to loss resulting from those LIHTC investments in which PNC owns a 50% or greater interest and which are subject to the provisions of FIN 46 was $147 million. This represents the combination of a recorded basis of $115 million and unfunded commitments of $32 million.

     In addition to the equity investments in various limited partnerships discussed above, PNC Real Estate Finance through PNC MultiFamily Capital is a national syndicator of affordable housing equity. In these syndication transactions, PNC creates funds in which PNC is the general partner, and in some cases may also purchase a limited partnership interest in the fund. The fund's limited partners can remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees from the management of the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund's investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. Through June 30, 2003, the total proceeds raised from the syndication of these funds was $945 million. At June 30, 2003, the net book value of PNC's partnership interests in these funds was $61 million and unfunded commitments totaled $7 million. Accordingly, PNC's maximum loss exposure to these funds was $68 million as of June 30, 2003.

- Within the PNC Advisors' business segment, PNC GPI, Inc. ("GPI"), a wholly owned subsidiary of the Corporation, is the general partner and in some cases the commodity pool operator for, and PNC Bank is the investment manager for, a number of private investment funds organized as limited partnerships. In addition, PNC Bank is the investment manager for, and GPI is the commodity pool operator for, two private investment funds organized as offshore corporations. At June 30, 2003, the aggregate value of the assets of these funds was $788 million. The value of GPI's ownership interest at June 30, 2003 was $2.4 million, representing PNC's maximum loss exposure to these funds.

As previously reported, beginning in 2003 BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. BlackRock management currently believes that BlackRock is not the primary beneficiary of this entity and consolidation will not be required as of July 1, 2003.

Management finalized changes to the equity ownership and/or control structure of certain hedge funds, previously identified in the 2002 Form 10-K, that management believes removed them from the scope of FIN 46.

Also, management currently believes that the private equity fund previously identified in the 2002 Form 10-K for which a subsidiary of the Corporation acts as the investment manager is not required to be consolidated under the provisions of FIN 46.

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

STOCK-BASED COMPENSATION
Prior to January 2003, the Corporation accounted for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense related to stock options was reflected in net income prior to 2003 as all options to purchase PNC and subsidiary stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," prospectively to all employee awards granted, modified or settled after January 1, 2003. Results for prior years have not been restated. The cost related to stock-based employee compensation included in net income for the three months and six months ended June 30, 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

PRO FORMA NET INCOME AND EARNINGS PER SHARE


                             Three months ended            Six months ended
                             ------------------            -----------------
In millions, except for      June 30     June 30          June 30    June 30
per share data                  2003        2002             2003       2002
----------------------------------------------------------------------------
Net income as reported          $184        $320             $446       $637
Add: Stock-based
 employee compensation
 expense included in
 reported net income, net
 of related tax effects            5           1               10          4
Deduct: Total stock-based
 employee compensation
 expense determined under
 the fair value method for
 all awards, net of
 related tax effects             (12)        (12)             (24)       (26)
-----------------------------------------------------------------------------
Pro forma net income            $177        $309             $432       $615
-----------------------------------------------------------------------------
Earnings per share
 Basic-as reported              $.65       $1.13            $1.58      $2.25
 Basic-pro forma                $.63       $1.09            $1.53      $2.17

 Diluted-as reported            $.65       $1.12            $1.57      $2.23
 Diluted-pro forma              $.63       $1.08            $1.53      $2.16
=============================================================================


For purposes of computing the 2003 stock option expense and pro forma results, the Corporation estimated the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation awards and are not indicative of the impact on future periods. The following assumptions were used in the option pricing model for purposes of estimating pro forma results as well as 2003 stock option expense.

OPTION PRICING ASSUMPTIONS

---------------------------------------------------------------
Weighted-average for the six months
  ended June 30                              2003         2002
---------------------------------------------------------------
   Risk-free interest rate                   2.9%         4.6%
   Dividend yield                            3.5%         3.5%
   Volatility                               26.6%        26.5%
   Expected life                           5 yrs.       5 yrs.
===============================================================

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

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $662 million of credit exposure including $463 million of outstandings, which was serviced by PNC for an 18-month term. The Serviced Portfolio retained by NBOC primarily represented the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. The loans were either to borrowers with deteriorating trends or with identified weaknesses which, if not corrected, could jeopardize full satisfaction of the loans or in industries to which PNC Business Credit wants to limit its exposure. Approximately $138 million of the Serviced Portfolio outstandings were nonperforming on the acquisition date. At the end of the servicing term, NBOC had the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy has been to aggressively liquidate the Serviced Portfolio during the servicing term. During the first quarter of 2003, NBOC notified PNC of its exercise of the Put Option effective July 15, 2003 as further discussed below.

NBOC retained significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbs realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. During the servicing term, the realized credit losses in the Serviced Portfolio exceeded $50 million plus the specific reserves, and PNC Business Credit advanced cash to NBOC for these excess losses net of recoveries ("Excess Loss Payments").

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. At June 30, 2003, the Put Option liability was approximately $43 million, a decline of $14 million from December 31, 2002. A $7 million reduction from the acquisition date amount has been recognized in earnings for the first six months of 2003 as other noninterest income. In addition, $7 million was paid to NBOC as Excess Loss Payments during the six months ended June 30, 2003.

Prior to closing of the acquisition, PNC Business Credit transferred $49 million of nonperforming loans to NBOC in a transaction accounted for as a financing. Those loans are subject to the terms of the servicing agreement and are included in the Serviced Portfolio amounts set forth above. The loans were transferred to loans held for sale on PNC's balance sheet at a loss of $9.9 million, which was recognized as a charge-off in the first quarter of 2002. The carrying amount of those loans held for sale was zero at June 30, 2003. Excluding these loans, the Serviced Portfolio in January 2002 was $608 million of credit exposure including $414 million of outstandings of which $88 million was nonperforming. At June 30, 2003, comparable amounts were $169 million, $126 million and $42 million, respectively. Credit exposure and outstandings have declined over 70% since the acquisition date.

NBOC exercised the Put Option effective July 15, 2003. The loans were recorded at the purchase price of $121 million net of the remaining Put Option liability of $43 million as determined by an independent third party. The net recorded amount of $78 million equaled the fair value of the loans on July 15, 2003. This amount was comparable to the fair value at June 30, 2003, and represented approximately 65% of the purchase price of the loans. PNC recorded the loans in the exit portfolio and will continue to liquidate these loans in an orderly manner.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued FIN 46. See the Special Purpose Entities section of Note 1 Accounting Policies for further information.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies SFAS No. 133 for derivatives, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Except for certain specific implementation issues and provisions, the statement is effective for contracts entered into or modified after (and for hedging relationships designated after) June 30, 2003. The Corporation plans to adopt SFAS No. 149 prospectively as of July 1, 2003 and it is not expected to have a material impact on PNC's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which under prior GAAP could be designated as equity, be classified as liabilities on the balance sheet. SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003 for PNC.

The Corporation currently classifies its mandatorily redeemable capital securities of subsidiary trusts in the mezzanine section of the Consolidated Balance Sheet. These securities will be reclassified as debt under the provisions of SFAS No. 150 effective July 1, 2003. Additionally, the related dividends will be reclassified and included in interest expense in the Consolidated Statement of Income. While the adoption of SFAS No. 150 is not expected to have a material effect on PNC's consolidated financial statements, the effect of reclassifying dividends to interest expense will decrease the Corporation's net interest margin by approximately 10 basis points.

NOTE 4 CASH FLOWS
During the first six months of 2003, divestiture activity that affected cash flows included a cash receipt of $20 million related to the January 2003 settlement of all issues in dispute between the Corporation and Washington Mutual, FA, in connection with the 2001 sale of the Corporation's residential mortgage banking business. The settlement was reported in PNC's fourth quarter 2002 results as a $16 million after-tax loss from discontinued operations. Also during the first quarter of 2003, PNC purchased the minority interests in PFPC, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. Net cash outflows during the first six months of 2003 related to the PFPC actions totaled $42 million. During the second quarter of 2003, BlackRock entered into a binding agreement with an investment manager of a fund of hedge funds to purchase 80% of its outstanding equity for approximately $4 million in cash. On June 30, 2003, PFPC completed the previously announced agreement to sell its retirement services business to Wachovia Corp. which resulted in net cash proceeds of $33 million.

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


Net trading income for the first six months of 2003 totaled $60 million compared with $53 million for the prior-year period and was included in noninterest income as follows:

DETAILS OF TRADING ACTIVITIES

Six months ended June 30 - in millions         2003       2002
---------------------------------------------------------------
Other noninterest income
 Securities underwriting and trading            $37        $30
 Derivatives trading                             10         10
 Foreign exchange                                13         13
---------------------------------------------------------------
Net trading income                              $60        $53
===============================================================

NOTE 6 LEGAL PROCEEDINGS

On June 2, 2003, PNC ICLC Corp. ("PNCICLC"), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement (the "Deferred Prosecution Agreement") with the United States Department of Justice, Criminal Division, Fraud Section (the "Department of Justice"). A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the "Form 8-K"). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the "PAGIC transactions") that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

The Department of Justice has recommended to the District Court that the prosecution of PNCICLC be deferred for a period of twelve months in light of PNCICLC's exceptional remedial actions to date and its willingness to acknowledge responsibility for its behavior, continue its cooperation with the Department of Justice and other governmental regulatory agencies, demonstrate its future good faith conduct and full compliance with the securities laws and generally accepted accounting principles and consent to the establishment of a $90 million restitution fund and the assessment of a $25 million monetary penalty. The Department of Justice has further agreed that if PNCICLC is in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice will seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement and at such time the Deferred Prosecution Agreement will be terminated. PNCICLC has timely paid the monetary penalty and established the restitution fund. The $90 million restitution fund will be available to satisfy claims, including for the settlement of the pending securities law litigation. The restitution fund will be administered by Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania.

The Form 8-K, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNCICLC and the Corporation.

There are several pending judicial or administrative proceedings or other matters arising out of the PAGIC transactions. The impact of the final disposition of these matters cannot be assessed at this time. The Corporation intends to defend vigorously each of the lawsuits described below.

The several putative class action complaints filed during 2002 have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002 (the "Class Period"). The consolidated class action complaint names the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys' fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. ("IFS") to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the consolidated class action referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority will include representing the Plan's interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has been advised of the appointment of IFS.


In July 2003, a former employee brought a putative class action lawsuit under ERISA in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, its former Chief Financial Officer, the Plan administrator and certain past and present members of the Administrative Committee of the Plan. The complaint, brought on behalf of the Plan and all Plan participants for whose individual accounts the Plan purchased and/or held shares of the Corporation during the Class Period, alleges that the defendants breached their fiduciary duties related to disclosures regarding the PAGIC transactions and related matters and also breached their fiduciary duties by permitting the Plan to purchase and hold stock of the Corporation. The complaint seeks, among other things, unquantified damages, declaratory and injunctive relief, and attorneys' fees and costs.

The Corporation received a letter in June 2003 on behalf of an alleged shareholder of the Corporation demanding that the Corporation take appropriate legal action against the Chairman and Chief Executive Officer, the former Chief Financial Officer, and the Controller, as well as any other individuals or entities allegedly responsible for causing damage to the Corporation as a result of the PAGIC transactions. The Board has referred this matter to a special committee of the Board for evaluation.

In July 2003, the lead underwriter on the Corporation's Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against the Corporation and PNCICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys' fees and costs.

In addition to the proceedings or other matters arising out of the PAGIC transactions, the Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position. However, at the present time, management is not in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

NOTE 7 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT Changes in the allowance for credit losses were as follows:

In millions                                   2003        2002
----------------------------------------------------------------
Allowance at January 1                        $673        $560
Charge-offs
  Commercial                                   (59)       (105)
  Commercial real estate                        (2)         (2)
  Consumer                                     (20)        (20)
  Residential mortgage                          (1)         (2)
  Lease financing                              (37)        (10)
----------------------------------------------------------------
    Total charge-offs                         (119)       (139)
---------------------------------------------------------------
Recoveries
  Commercial                                    12          14
  Commercial real estate
  Consumer                                       6           8
  Residential mortgage                                       1
  Lease financing                                2           1
---------------------------------------------------------------
    Total recoveries                            20          24
---------------------------------------------------------------
Net charge-offs
  Commercial                                   (47)        (91)
  Commercial real estate                        (2)         (2)
  Consumer                                     (14)        (12)
  Residential mortgage                          (1)         (1)
  Lease financing                              (35)         (9)
---------------------------------------------------------------
      Total net charge-offs                    (99)       (115)
---------------------------------------------------------------
Provision for credit losses                     93         171
Acquired allowance (NBOC acquisition)                       41
Net change in allowance for unfunded loan
 commitments and letters of credit               6          (3)
---------------------------------------------------------------
Allowance at June 30                          $673        $654
===============================================================

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions                                   2003        2002
---------------------------------------------------------------
Allowance at January 1                         $84         $70
Net change in allowance for unfunded
 loan commitments and letters of credit         (6)          3
---------------------------------------------------------------
Allowance at June 30                           $78         $73
===============================================================


NOTE 8 NONPERFORMING ASSETS
Nonperforming assets were as follows:


                                           June 30     December 31
In millions                                   2003            2002
-------------------------------------------------------------------
Nonperforming loans (a)                       $327            $309
Nonperforming loans held for sale (b)           45              97
Foreclosed assets                               32              12
-------------------------------------------------------------------
   Total nonperforming assets (c)             $404            $418
===================================================================

(a) Includes a troubled debt restructured loan of $1 million as of June 30, 2003 and December 31, 2002.
(b) Includes troubled debt restructured loans held for sale of $11 million and $17 million as of June 30, 2003 and December 31, 2002, respectively.
(c) Excludes equity management assets carried at estimated fair value of $39 million and $40 million as of June 30, 2003 and December 31, 2002, respectively. These amounts include troubled debt restructured assets of $3 million and $12 million, respectively.

NOTE 9 SECURITIES

                                                                     Amortized                   Unrealized                Fair
                                                                                   -------------------------------------
In millions                                                               Cost            Gains         Losses            Value
----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                 $1,005              $12                          $1,017
  Mortgage-backed                                                       10,353              230              $(4)        10,579
  Asset-backed                                                           3,714               52               (4)         3,762
  State and municipal                                                       64                2               (2)            64
  Other debt                                                                54                3                              57
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                               15,190              299              (10)        15,479
Corporate stocks and other                                                 531               10               (3)           538
----------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                  $15,721             $309             $(13)       $16,017
==================================================================================================================================
DECEMBER 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                   $813              $13                            $826
  Mortgage-backed                                                        8,916              189              $(2)         9,103
  Asset-backed                                                           2,699               83               (2)         2,780
  State and municipal                                                       61                2                              63
  Other debt                                                                58                3                              61
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                               12,547              290               (4)        12,833
Corporate stocks and other                                                 597                1              (13)           585
----------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                  $13,144             $291             $(17)       $13,418
==================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                                   $276              $33                            $309
  Asset-backed                                                               8                                                8
  Other debt                                                                61                                               61
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  345               33                             378
----------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                       $345              $33                            $378
==================================================================================================================================



Total securities at June 30, 2003 were $16.0 billion compared with $13.8 billion at December 31, 2002. Securities represented 24% of total assets at June 30, 2003 compared with 21% at December 31, 2002. The increase in total securities compared with December 31, 2002 was primarily due to purchases during the first six months of 2003 of mortgage-backed and asset-backed securities partially offset by the sale of securities classified as held to maturity at December 31, 2002.

The expected weighted-average life of securities available for sale was 2 years and 5 months at June 30, 2003 and 2 years and 8 months at December 31, 2002.

The securities classified as held to maturity at December 31, 2002 were carried at amortized cost and were owned by companies formed with AIG that were consolidated in PNC's financial statements. In January 2003, these securities were sold and these companies were liquidated.

The expected weighted-average life of securities held to maturity was 20 years and 2 months at December 31, 2002.

At June 30, 2003, the securities available for sale balance included a net unrealized gain of $296 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million. Changes in the fair value of securities available for sale reflect an inverse relationship with changes in interest rates. The rise in interest rates subsequent to June 30, 2003, if sustained, will adversely impact the fair value of securities available for sale at September 30, 2003 compared with the balance at June 30, 2003. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders' equity as accumulated other comprehensive income or loss, net of tax.

Net securities gains were $82 million for the first six months of 2003, including $25 million of gains related to the liquidation of the entities formed in 2001 in transactions with AIG, compared with $20 million for the first six months of 2002.

Information relating to securities sold is set forth in the following table:

SECURITIES SOLD

Six months
ended June 30                 Gross    Gross       Net   Income
In millions       Proceeds    Gains   Losses     Gains    Taxes
---------------------------------------------------------------
2003              $5,654        $92      $10       $82      $29
2002               7,858         31       11        20        7

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

A summary of the changes in goodwill by business for the six months ended June 30, 2003 follows:

GOODWILL

                        Dec 31    Goodwill             June 30
In millions               2002    Acquired     Sales      2003
---------------------------------------------------------------
Regional Community
 Banking                  $438                            $438
Corporate Banking           39                              39
PNC Real Estate
 Finance                   302                             302
PNC Business Credit        298                             298
PNC Advisors               152         $1                  153
BlackRock                  175          3                  178
PFPC                       909         43        $(4)      948
---------------------------------------------------------------
   Total                $2,313        $47        $(4)   $2,356
===============================================================

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

During the second quarter of 2003, PFPC completed the sale of its retirement services unit. This transaction resulted in a reduction of goodwill of approximately $4 million and a reduction in customer-related intangibles of approximately $14 million.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

OTHER INTANGIBLE ASSETS

                                   June 30     December 31
In millions                           2003            2002
-------------------------------------------------------------
  Customer-related intangibles
   Gross carrying amount              $186           $199
   Accumulated amortization            (69)           (67)
-------------------------------------------------------------
     Net carrying amount              $117           $132
-------------------------------------------------------------
  Mortgage and other loan
   servicing rights
    Gross carrying amount             $324           $313
    Accumulated amortization          (125)          (112)
-------------------------------------------------------------
     Net carrying amount              $199           $201
-------------------------------------------------------------
       Total                          $316           $333
=============================================================


The majority of the Corporation's other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. As of June 30, 2003, the Corporation had three indefinite-lived other intangible assets: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

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

The changes in the carrying amount of goodwill and net other intangible assets for the six months ended June 30, 2003, are as follows:

CHANGES IN GOODWILL AND OTHER INTANGIBLES

                                               Customer-      Servicing
In millions                      Goodwill        Related         Rights
--------------------------------------------------------------------------
Balance at December 31, 2002      $2,313            $132           $201
Additions/adjustments                 47               9             11
Sales                                 (4)            (14)
Amortization                                         (10)           (13)
--------------------------------------------------------------------------
 Balance at June 30, 2003         $2,356            $117           $199
==========================================================================

Amortization expense on intangible assets for the second quarter and the first six months of 2003 was approximately $12 million and $23 million, respectively. Amortization expense on existing intangible assets for the remainder of 2003 and for 2004, 2005, 2006, 2007 and 2008 is estimated to be $24 million, $43 million, $40 million, $37 million, $36 million and $33 million, respectively.

NOTE 11 EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                         Three months ended June 30       Six months ended June 30
                                                                        ------------------------------------------------------------
In millions, except share and per share data                                    2003          2002         2003              2002
------------------------------------------------------------------------------------------------------------------------------------

CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                     $184         $320          $446              $637
Less:  Preferred dividends declared                                               1            1             1                 1
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                       $183         $319          $445              $636
Basic weighted-average common shares outstanding (in thousands)             280,564      283,116       281,643           282,944

------------------------------------------------------------------------------------------------------------------------------------
  Basic earnings per common share                                              $.65        $1.13         $1.58             $2.25
====================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                     $184         $320          $446              $637
Less:  BlackRock adjustment for common stock equivalents                          1            1             1                 1
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                     $183         $319          $445              $636

Basic weighted-average common shares outstanding (in thousands)             280,564      283,116       281,643           282,944

  Conversion of preferred stock Series A and B                                   92           99            92               100
  Conversion of preferred stock Series C and D                                  734          802           744               812
  Conversion of debentures                                                       14           16            14                16
  Exercise of stock options                                                     337          858           292               973
  Incentive share awards                                                        476          423           459               423
------------------------------------------------------------------------------------------------------------------------------------
   Diluted weighted-average common shares outstanding (in thousands)        282,217      285,314       283,244           285,268

------------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per common share                                            $.65        $1.12         $1.57             $2.23
====================================================================================================================================

NOTE 12 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The following table sets forth the activity in shareholders' equity for the first six months of 2003. The value of the Corporation's preferred stock outstanding as of June 30, 2003 and December 31, 2002 was less than $.5 million at each date and, therefore, is excluded from the following table.


                                     Shares
                                Outstanding                                  Deferred    Accumulated Other
                                     Common    Common   Capital   Retained    Benefit        Comprehensive      Treasury
In millions, except per share data    Stock     Stock   Surplus   Earnings    Expense      Income (Loss)(a)        Stock     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             285    $1,764   $1,101      $7,187      $(9)                   $321      $(3,505)   $6,859
Net income                                                              446                                                     446
Other comprehensive income, net
 of tax (a)
 Net unrealized securities gains                                                                          14                     14
 Net unrealized losses on cash
    flow hedge derivatives                                                                               (31)                   (31)
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                           429
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
 Common ($.96 per share)                                               (273)                                                   (273)
Treasury stock activity                   (5)                (4)                                                     (222)     (226)
Tax benefit of stock option plans                             4                                                                   4
Stock options granted                                         5                                                                   5
Subsidiary stock transactions                                (6)                                                                 (6)
Deferred benefit expense                                                         (18)                                           (18)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                 280    $1,764   $1,100      $7,360     $(27)                   $304      $(3,727)   $6,774
====================================================================================================================================

(a)      A summary of the components of other comprehensive income follows:

Six months ended June 30, 2003                                                                      Tax Benefit
In millions                                                               Pretax amount               (Expense)    After-tax Amount
------------------------------------------------------------------------------------------------------------------------------------
Unrealized securities gains                                                         $89                   $(31)                 $58
Less: Reclassification adjustment for gains realized in net income                   67                    (23)                  44
------------------------------------------------------------------------------------------------------------------------------------
  Net unrealized securities gains                                                    22                     (8)                  14
------------------------------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedge derivatives                                    (12)                     4                   (8)
Less: Reclassification adjustment for gains realized in net income                   36                    (13)                  23
------------------------------------------------------------------------------------------------------------------------------------
  Net unrealized losses on cash flow hedge derivatives                              (48)                    17                  (31)
------------------------------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                                       $(26)                    $9                 $(17)
====================================================================================================================================

The accumulated balances related to each component of other comprehensive income are as follows:

                                                          June 30, 2003                   December 31, 2002
In millions                                             Pretax      After-tax           Pretax      After-tax
---------------------------------------------------------------------------------------------------------------
Net unrealized securities gains                           $296           $193             $274           $179
Net unrealized gains on cash flow hedge
   derivatives                                             160            104              208            135
Other                                                       11              7               11              7
---------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                    $467           $304             $493           $321
===============================================================================================================


(b) Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.

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

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during the second quarter of 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated results. The impact of these differences is reflected in the "Intercompany eliminations" and "Other" categories. "Intercompany eliminations" reflects activities conducted among PNC's businesses that are eliminated in the consolidated results. "Other" includes differences between management accounting practices and generally accepted accounting principles, such as economic capital assignments rather than legal entity shareholders' equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of consolidated entities; and other corporate items. "Other" also includes equity management activities and residual asset and liability management activities which do not meet the criteria for disclosure as a separate reportable business.

BUSINESS SEGMENT PRODUCTS AND SERVICES
Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC's geographic region.

Wholesale Banking includes the results for Corporate Banking, PNC Real Estate Finance and PNC Business Credit.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC's geographic region. Treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives trading and loan syndications; and equipment leasing products offered through Corporate Banking are marketed by several businesses across the Corporation.

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. PNC Real Estate Finance offers treasury and investment management, access to the capital markets, commercial mortgage loan servicing and other products and services to clients that develop, own, manage or invest in commercial real estate. PNC's commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry. PNC Real Estate Finance also includes PNC MultiFamily Capital, a national provider of financial services for the multi-family housing industry, particularly affordable, senior and healthcare housing.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $286 billion of assets under management at June 30, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions(R) brand name.

PFPC is the largest full-service mutual fund transfer agent and second largest provider of mutual fund accounting and administration services in the United States, offering a wide range of fund services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

RESULTS OF BUSINESSES

                                    Regional                        PNC         PNC
Three months ended June 30         Community    Corporate   Real Estate     Business        PNC
In millions                         Banking       Banking       Finance       Credit   Advisors
-----------------------------------------------------------------------------------------------
2003 INCOME STATEMENT
Net interest income                     $332          $70           $28         $34        $21
Noninterest income                       203           88            34          12        133
-----------------------------------------------------------------------------------------------
  Total revenue                          535          158            62          46        154
Provision for credit losses               13           25            (1)         21          1
Depreciation and amortization              9            2             3                      3
Other noninterest expense                273           82            41          15        118
-----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes           240           49            19          10         32
Minority interest in income of
  consolidated entities                                              (2)
Income taxes                              81           16            (3)          4         12
-----------------------------------------------------------------------------------------------
  Earnings                              $159          $33           $24          $6        $20
===============================================================================================
Inter-segment revenue                     $6           $2                                   $7
===============================================================================================
AVERAGE ASSETS (a)                   $38,435      $11,354        $4,765      $3,777     $2,856
===============================================================================================
2002 INCOME STATEMENT
Net interest income                     $356          $87           $29         $33        $26
Noninterest income                       186          129            35          12        145
-----------------------------------------------------------------------------------------------
  Total revenue                          542          216            64          45        171
Provision for credit losses               11           49                        29          1
Depreciation and amortization              9            3             2                      3
Other noninterest expense                254           83            36          13        119
-----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes           268           81            26           3         48
Minority interest in income of
  consolidated entities
Income taxes                              92           27                         1         17
-----------------------------------------------------------------------------------------------
  Earnings                              $176          $54           $26          $2        $31
===============================================================================================
Inter-segment revenue                     $2           $2                                  $10
===============================================================================================
AVERAGE ASSETS (a)                   $39,089      $14,291        $4,989      $3,978     $3,016
===============================================================================================

Six months ended June 30
In millions
2003 INCOME STATEMENT
Net interest income                     $648        $145            $56         $66        $42
Noninterest income                       404         201             62          24        259
-----------------------------------------------------------------------------------------------
  Total revenue                        1,052         346            118          90        301
Provision for credit losses               21          40              7          28          1
Depreciation/amortization                 18           5              4           1          5
Other noninterest expense                542         188             78          28        238
-----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes           471         113             29          33         57
Minority interest in income of
  consolidated entities                                              (2)
Income taxes                             160          38             (9)         13         21
-----------------------------------------------------------------------------------------------
  Earnings                              $311         $75            $40         $20        $36
===============================================================================================
Inter-segment revenue                    $12          $3                                   $13
===============================================================================================
AVERAGE ASSETS (a)                   $38,710     $11,501         $4,766      $3,703     $2,863
===============================================================================================
2002 INCOME STATEMENT
Net interest income                     $738        $181            $59         $66        $52
Noninterest income                       353         228             56          24        302
-----------------------------------------------------------------------------------------------
  Total revenue                        1,091         409            115          90        354
Provision for credit losses               23          95             (5)         57          1
Depreciation and amortization             18           5              3                      5
Other noninterest expense                511         178             71          27        247
-----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes           539         131             46           6        101
Minority interest in income of
  consolidated entities
Income taxes                             186          44             (2)          2         37
-----------------------------------------------------------------------------------------------
  Earnings                              $353         $87            $48          $4        $64
===============================================================================================
Inter-segment revenue                     $7          $4                                   $23
===============================================================================================
AVERAGE ASSETS (a)                   $38,920     $14,752         $5,081      $3,898     $3,029
===============================================================================================





Three months ended June 30                                         Intercompany
In millions                       BlackRock     PFPC       Other   Eliminations    Consolidated
----------------------------------------------------------------------------------------------
2003 INCOME STATEMENT
Net interest income                     $8     $(16)        $44                           $521
Noninterest income                     144      187                      $(25)             776
----------------------------------------------------------------------------------------------
  Total revenue                        152      171          44           (25)           1,297
Provision for credit losses                                  (2)                            57
Depreciation and amortization            5        6          19                             47
Other noninterest expense               84      141         157           (23)             888
----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes          63       24        (130)           (2)             305
Minority interest in income of
  consolidated entities                                      15                             13
Income taxes                            24        9         (34)           (1)             108
----------------------------------------------------------------------------------------------
  Earnings                             $39      $15       $(111)          $(1)            $184
==============================================================================================
Inter-segment revenue                   $5       $2          $3          $(25)
==============================================================================================
AVERAGE ASSETS (a)                    $901   $1,891      $3,481       $(1,895)         $65,565
==============================================================================================
2002 INCOME STATEMENT
Net interest income                     $4     $(18)        $38                           $555
Noninterest income                     157      216          13          $(23)             870
----------------------------------------------------------------------------------------------
  Total revenue                        161      198          51           (23)           1,425
Provision for credit losses                                  (1)                            89
Depreciation and amortization            5        3          16                             41
Other noninterest expense               97      160          58           (22)             798
----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes          59       35         (22)           (1)             497
Minority interest in income of
  consolidated entities                                      12                             12
Income taxes                            24       14         (10)                           165
----------------------------------------------------------------------------------------------
  Earnings                             $35      $21        $(24)          $(1)            $320
==============================================================================================
Inter-segment revenue                   $4       $2          $3          $(23)
==============================================================================================
AVERAGE ASSETS (a)                    $734   $1,932        $494       $(2,063)         $66,460
==============================================================================================

Six months ended June 30
In millions
2003 INCOME STATEMENT
Net interest income                    $11     $(30)        $86                         $1,024
Noninterest income                     287      379           2          $(47)           1,571
----------------------------------------------------------------------------------------------
  Total revenue                        298      349          88           (47)           2,595
Provision for credit losses                                  (4)                            93
Depreciation/amortization               10       10          39                             92
Other noninterest expense              168      295         203           (41)           1,699
----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes         120       44        (150)           (6)             711
Minority interest in income of
  consolidated entities                                      26                             24
Income taxes                            46       17         (42)           (3)             241
----------------------------------------------------------------------------------------------
  Earnings                             $74      $27       $(134)          $(3)            $446
==============================================================================================
Inter-segment revenue                   $9       $4          $6          $(47)
==============================================================================================
AVERAGE ASSETS (a)                    $901   $1,878      $3,343       $(1,906)         $65,759
==============================================================================================
2002 INCOME STATEMENT
Net interest income                      $6     $(36)       $79                         $1,145
Noninterest income                      303      427         19          $(52)           1,660
----------------------------------------------------------------------------------------------
  Total revenue                         309      391         98           (52)           2,805
Provision for credit losses                                                                171
Depreciation and amortization            10        4         35                             80
Other noninterest expense               188      323         68           (47)           1,566
----------------------------------------------------------------------------------------------
  Earnings before minority
     interest and income taxes          111       64         (5)           (5)             988
Minority interest in income of
  consolidated entities                                      22                             22
Income taxes                             45       26         (7)           (2)             329
----------------------------------------------------------------------------------------------
  Earnings                              $66      $38       $(20)          $(3)            $637
==============================================================================================
Inter-segment revenue                    $8       $4         $6          $(52)
==============================================================================================
AVERAGE ASSETS (a)                     $734   $1,890     $1,069       $(2,033)         $67,340
==============================================================================================



(a)      Period-end balances for BlackRock.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the "Review of Businesses" section of the Financial Review of this Form 10-Q due to the presentation in the Financial Review of business revenues on a taxable-equivalent basis (except for BlackRock and PFPC) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table is classified as nonoperating income in the "Review of Businesses" section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense) and debt financing as disclosed in the "Review of Businesses" section.

NOTE 14 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS
The Corporation has commitments to make additional equity investments in certain equity management entities and affordable housing limited partnerships. These commitments totaled $248 million at June 30, 2003.

STANDBY LETTERS OF CREDIT
PNC issues standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to support obligations of its customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon their request PNC would be obligated to make payment to the guaranteed party. Standby letters of credit and risk participations in standby letters of credit outstanding on June 30, 2003 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $4.8 billion at June 30, 2003. Assets valued, as of June 30, 2003, at approximately $1.6 billion secured certain specifically identified standby letters of credit and letter of credit risk participations having aggregate potential future payments of approximately $1.6 billion. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees which secure that customer's other obligations to PNC.

LIQUIDITY FACILITIES AND STANDBY BOND PURCHASE AGREEMENTS
PNC enters into liquidity facilities primarily to support individual pools of receivables acquired by commercial paper conduits including Market Street. At June 30, 2003, the aggregate commitments under these facilities was $3.1 billion, of which $2.8 billion was related to Market Street. Collateral or third party insurance secures PNC's exposure under these facilities. PNC also enters into Standby Bond Purchase Agreements to support municipal bond obligations. At June 30, 2003, the aggregate of PNC's commitments under these facilities was $345 million.

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

PNC provides indemnification in connection with securities offering transactions in which it is involved. When PNC is the issuer of the securities, it provides indemnification to the underwriters or placement agents analogous to the indemnification provided purchasers of businesses from it, as described above. When PNC is an underwriter or placement agent, it provides a limited indemnification to the issuer related to its actions in connection with the offering and, if there are other underwriters, indemnification to the other underwriters intended to result in an appropriate sharing of the risk of participating in the offering. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to PNC resulting from them.

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

PNC enters into contracts for the delivery of technology service in which PNC indemnifies the other party against claims of patent infringement by third parties. Due to the nature of these indemnification provisions, it is not possible to calculate aggregate potential exposure under this type of indemnification.

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

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries and also advance on behalf of covered individuals costs incurred in defending against certain claims, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. The Corporation advanced such defense costs on behalf of several such individuals with respect to pending litigation or investigations during the first half of 2003. It is not possible to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by its mutual fund processing services business on behalf of certain of its clients, PNC provides indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis, and thus the exposure to the Corporation is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2003, the aggregate maximum potential exposure as a result of these indemnity obligations was $7.6 billion, although PNC held cash collateral at the time in excess of that amount.

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

NBOC ACQUISITION PUT OPTION
See Note 2 NBOC Acquisition for a description of the Put Option. NBOC exercised the Put Option effective July 15, 2003.

STATISTICAL INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.



  CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                     Six months ended June 30
-----------------------------------------------------------------------------------------------------
                                                                                 2003
Taxable-equivalent basis                                      Average        Interest         Average
Dollars in millions                                          Balances  Income/Expense    Yields/Rates
-----------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
Loans held for sale                                            $1,768            $27        3.05%
Securities
  Securities available for sale
    U.S. Treasury and government agencies/corporations          3,456             73        4.25
    Other debt                                                  9,838            215        4.36
    State and municipal                                            57              2        8.97
    Corporate stocks and other                                    496              7        2.74
-------------------------------------------------------------------------------------
        Total securities available for sale                    13,847            297        4.29
  Securities held to maturity                                      33              2        7.98
-------------------------------------------------------------------------------------
        Total securities                                       13,880            299        4.30
Loans, net of unearned income
    Commercial                                                 15,007            432        5.72
    Commercial real estate                                      2,217             52        4.66
    Consumer                                                   10,161            301        5.96
    Residential mortgage                                        3,430            102        5.97
    Lease financing                                             3,837            112        5.88
    Other                                                         362              7        3.71
-------------------------------------------------------------------------------------
        Total loans, net of unearned income                    35,014          1,006        5.75
Federal funds sold                                                960              6        1.24
Other                                                           2,003             51        5.16
-------------------------------------------------------------------------------------
        Total interest-earning assets/interest income          53,625          1,389        5.18
Noninterest-earning assets
    Allowance for credit losses                                  (677)
    Cash and due from banks                                     2,687
    Other assets                                               10,124
----------------------------------------------------------------------
        Total assets                                          $65,759
======================================================================
LIABILITIES, MINORITY INTEREST, CAPITAL SECURITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                                   $22,107             87         .79
    Savings                                                     2,095              4         .38
    Retail certificates of deposit                              9,263            147        3.20
    Other time                                                    267             10        7.35
    Deposits in foreign offices                                   213              1        1.11
------------------------------------------------------------------------------------
        Total interest-bearing deposits                        33,945            249        1.48
Borrowed funds
    Federal funds purchased                                       366              3        1.31
    Repurchase agreements                                       1,004              6        1.17
    Bank notes and senior debt                                  3,909             42        2.14
    Federal Home Loan Bank borrowings                           1,174             (8)      (1.30)
    Subordinated debt                                           2,087             43        4.13
    Other borrowed funds                                          161             25       31.21
------------------------------------------------------------------------------------
        Total borrowed funds                                    8,701            111        2.54
------------------------------------------------------------------------------------
        Total interest-bearing liabilities/interest
          expense                                              42,646            360        1.69
Noninterest-bearing liabilities, minority interest,
   capital securities and shareholders' equity
    Demand and other noninterest-bearing deposits              10,213
    Allowance for unfunded commitments and letters of
      credit                                                       80
    Accrued expenses and other liabilities                      4,955
    Minority interest                                             251
    Mandatorily redeemable capital securities of
     subsidiary trusts                                            848
    Shareholders' equity                                        6,766
======================================================================
        Total liabilities, minority interest, capital
         securities and shareholders' equity                  $65,759
--------------------------------------------------------------------------------------------------
Interest rate spread                                                                        3.49
    Impact of noninterest-bearing sources                                                    .34
--------------------------------------------------------------------------------------------------
    Net interest income/margin                                                $1,029        3.83%
==================================================================================================



                                                                Six months ended June 30
--------------------------------------------------------------------------------------------------
                                                                               2002
Taxable-equivalent basis                                    Average        Interest       Average
Dollars in millions                                        Balances  Income/Expense  Yields/Rates
------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
Loans held for sale                                         $3,753           $93           4.95%
Securities
  Securities available for sale
    U.S. Treasury and government agencies/corporations       3,237            86           5.28
    Other debt                                               7,906           222           5.63
    State and municipal                                         61             3           9.21
    Corporate stocks and other                                 450             8           3.35
--------------------------------------------------------- ----------------------
        Total securities available for sale                 11,654           319           5.46
  Securities held to maturity                                  364             8           4.66
--------------------------------------------------------- ----------------------
        Total securities                                    12,018           327           5.44
Loans, net of unearned income
    Commercial                                              16,287           483           5.90
    Commercial real estate                                   2,461            66           5.31
    Consumer                                                 9,395           314           6.74
    Residential mortgage                                     5,365           183           6.83
    Lease financing                                          4,285           138           6.45
    Other                                                      398             8           4.21
--------------------------------------------------------- ----------------------
        Total loans, net of unearned income                 38,191         1,192           6.24
Federal funds sold                                             810             7           1.75
Other                                                        1,856            49           5.31
--------------------------------------------------------- ----------------------
        Total interest-earning assets/interest income       56,628         1,668           5.89
Noninterest-earning assets
    Allowance for credit losses                               (596)
    Cash and due from banks                                  2,791
    Other assets                                             8,517
--------------------------------------------------------- ----------
        Total assets                                       $67,340
========================================================= ==========
LIABILITIES, MINORITY INTEREST, CAPITAL SECURITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                                $21,483           123           1.16
    Savings                                                  2,031             5            .49
    Retail certificates of deposit                          10,562           198           3.77
    Other time                                                 849            17           4.06
    Deposits in foreign offices                                519             5           1.76
---------------------------------------------------------  -------------------------
        Total interest-bearing deposits                     35,444           348           1.98
Borrowed funds
    Federal funds purchased                                  1,066             9           1.59
    Repurchase agreements                                      947             7           1.42
    Bank notes and senior debt                               5,558            76           2.71
    Federal Home Loan Bank borrowings                        1,793             4            .50
    Subordinated debt                                        2,209            50           4.59
    Other borrowed funds                                       437            23          10.58
---------------------------------------------------------  -------------------------
        Total borrowed funds                                12,010           169           2.81
---------------------------------------------------------  -------------------------
        Total interest-bearing liabilities/interest         47,454           517           2.19
       expense
Noninterest-bearing liabilities, minority interest,
   capital securities and shareholders' equity
    Demand and other noninterest-bearing deposits            8,913
    Allowance for unfunded commitments and letters of
      credit                                                    84
    Accrued expenses and other liabilities                   3,853
    Minority interest                                          184
    Mandatorily redeemable capital securities of
      subsidiary trusts                                        848
    Shareholders' equity                                     6,004
====================================================================
        Total liabilities, minority interest, capital
       securities and shareholders' equity                 $67,340
------------------------------------------------------------------------------------------------
Interest rate spread                                                                       3.70
    Impact of noninterest-bearing sources                                                   .36
------------------------------------------------------------------------------------------------
    Net interest income/margin                                            $1,151           4.06%
================================================================================================


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


-----------------------------------------------------------------------------------------------------------------------------------
             Second Quarter 2003                             First Quarter 2003                     Second Quarter 2002
-----------------------------------------------------------------------------------------------------------------------------------
    Average            Interest       Average         Average       Interest        Average    Average        Interest      Average
   Balances      Income/Expense  Yields/Rates        Balances Income/Expense   Yields/Rates   Balances  Income/Expense  Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------

   $1,754                 $15           3.45%          $1,782            $12           2.65%    $3,235          $41           5.07%


    3,825                  37           3.95            3,082             36           4.62      2,972           39           5.21
   10,325                 112           4.34            9,345            103           4.39      7,146           99           5.54
       57                   1           8.90               57              1           9.04         61            1           9.33
      465                   4           2.86              527              3           2.59        492            5           3.63
-------------------------------                 -----------------------------               ---------------------------
   14,672                 154           4.21           13,011            143           4.39     10,671          144           5.38
                            1                              67              1           7.69        364            5           5.70
-------------------------------                 -----------------------------               ---------------------------
   14,672                 155           4.21           13,078            144           4.41     11,035          149           5.39

   14,965                 215           5.69           15,050            217           5.76     16,311          243           5.90
    2,169                  25           4.62            2,265             27           4.70      2,470           33           5.26
   10,346                 152           5.87            9,974            149           6.06      9,509          158           6.67
    3,244                  47           5.83            3,619             55           6.10      4,979           85           6.79
    3,767                  54           5.73            3,909             58           6.02      4,244           68           6.39
      360                   4           3.64              363              3           3.78        402            4           4.26
-------------------------------                 -----------------------------               ---------------------------
   34,851                 497           5.67           35,180            509           5.82     37,915          591           6.20
      116                               1.22            1,813              6           1.24      1,532            6           1.76
    1,863                  27           5.82            2,145             24           4.57      1,925           20           4.12
-------------------------------                 -----------------------------               ---------------------------
   53,256                 694           5.19           53,998            695           5.17     55,642          807           5.78

     (671)                                               (682)                                    (625)
    2,679                                               2,695                                    2,705
   10,301                                               9,944                                    8,738
----------------                                --------------                              -----------
  $65,565                                             $65,955                                  $66,460
================                                ==============                              ===========



  $22,141                  41            .74          $22,073             46            .84    $21,625           63           1.18
    2,131                   2            .37            2,058              2            .39      2,067            3            .50
    8,892                  69           3.11            9,638             78           3.29     10,518           97           3.68
      269                   5           7.27              265              5           7.44        910            8           3.60
      220                               1.11              206              1           1.12        223            1           1.81
-------------------------------                 -----------------------------               ---------------------------
   33,653                 117           1.40           34,240            132           1.56     35,343          172           1.95

      692                   3           1.28               37                          1.86         35                        1.81
    1,116                   4           1.17              891              2           1.16        979            4           1.45
    3,555                  19           2.14            4,267             23           2.14      5,441           38           2.76
    1,138                  (5)         (1.49)           1,210             (3)         (1.11)     1,714            2            .52
    2,025                  20           4.01            2,151             23           4.24      2,210           25           4.58
      175                  13          29.55              146             12          33.23        483            8           6.66
-------------------------------                 -----------------------------               ---------------------------
    8,701                  54           2.46            8,702             57           2.63     10,862           77           2.83
-------------------------------                 -----------------------------               ---------------------------
   42,354                 171           1.61           42,942            189           1.77     46,205          249           2.16

   10,278                                              10,146                                    8,986
       77                                                  84                                       98
    4,980                                               4,928                                    4,027
      252                                                 251                                      192
      848                                                 848                                      848
    6,776                                               6,756                                    6,104
----------------                                --------------                              -----------
  $65,565                                             $65,955                                  $66,460
-----------------------------------------------------------------------------------------------------------------------------------
                                        3.58                                           3.40                                   3.62
                                         .33                                            .36                                    .37
-----------------------------------------------------------------------------------------------------------------------------------
                         $523           3.91%                           $506           3.76%                   $558           3.99%
===================================================================================================================================


Loan fees for the six months ended June 30, 2003 and June 30, 2002 were $53 million and $58 million, respectively. Loan fees for the three months ended June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002 and June 30,
2002 were $26 million, $27 million, $26 million, $22 million and $29 million, respectively.

QUARTERLY REPORT ON FORM 10-Q
THE PNC FINANCIAL SERVICES GROUP, INC.



Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

As of July 31, 2003, The PNC Financial Services Group, Inc. had 280,140,368 shares of common stock ($5 par value) outstanding.

PART I   FINANCIAL INFORMATION

The following sections of the Consolidated Financial Highlights and Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

           Cross-reference                              Page(s)
---------- ------------------------------------------ ---------
PART I     FINANCIAL INFORMATION
Item 1     Financial Statements
           Consolidated Statement of Income for the
             three months and six months ended June
             30, 2003 and 2002                              40
           Consolidated Balance Sheet as of
              June 30, 2003 and December 31, 2002           41
           Consolidated Statement of Cash Flows for
             the six months ended June 30, 2003 and
             2002                                           42
           Notes to Consolidated Financial
             Statements                                  43-58
           Consolidated Average Balance Sheet and
             Net Interest Analysis                       59-60
Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                   1-39
Item 3     Quantitative and Qualitative
             Disclosures About Market Risk               23-36
Item 4     Controls and Procedures                          37
---------- ---------------------------------------- -----------


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 2, 2003, PNC ICLC Corp. ("PNCICLC"), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement (the "Deferred Prosecution Agreement") with the United States Department of Justice, Criminal Division, Fraud Section (the "Department of Justice"). A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the "Form 8-K"). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the "PAGIC transactions") that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

The Department of Justice has recommended to the District Court that the prosecution of PNCICLC be deferred for a period of twelve months in light of PNCICLC's exceptional remedial actions to date and its willingness to acknowledge responsibility for its behavior, continue its cooperation with the Department of Justice and other governmental regulatory agencies, demonstrate its future good faith conduct and full compliance with the securities laws and generally accepted accounting principles and consent to the establishment of a $90 million restitution fund and the assessment of a $25 million monetary penalty. The Department of Justice has further agreed that if PNCICLC is in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice will seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement and at such time the Deferred Prosecution Agreement will be terminated. PNCICLC has timely paid the monetary penalty and established the restitution fund. The $90 million restitution fund will be available to satisfy claims, including for the settlement of the pending securities law litigation. The restitution fund will be administered by Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania.

The Form 8-K, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNCICLC and the Corporation.

There are several pending judicial or administrative proceedings or other matters arising out of the PAGIC transactions. The impact of the final disposition of these matters cannot be assessed at this time. The Corporation intends to defend vigorously each of the lawsuits described below.

The several putative class action complaints filed during 2002 have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation's common stock between July 19, 2001 and July 18, 2002 (the "Class Period"). The consolidated class action complaint names the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation's independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys' fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. ("IFS") to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the consolidated class action referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority will include representing the Plan's interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has been advised of the appointment of IFS.

In July 2003, a former employee brought a putative class action lawsuit under ERISA in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, its former Chief Financial Officer, the Plan administrator and certain past and present members of the Administrative Committee of the Plan. The complaint, brought on behalf of the Plan and all Plan participants for whose individual accounts the Plan purchased and/or held shares of the Corporation during the Class Period, alleges that the defendants breached their fiduciary duties related to disclosures regarding the PAGIC transactions and related matters and also breached their fiduciary duties by permitting the Plan to purchase and hold stock of the Corporation. The complaint seeks, among other things, unquantified damages, declaratory and injunctive relief, and attorneys' fees and costs.

The Corporation received a letter in June 2003 on behalf of an alleged shareholder of the Corporation demanding that the Corporation take appropriate legal action against the Chairman and Chief Executive Officer, the former Chief Financial Officer, and the Controller, as well as any other individuals or entities allegedly responsible for causing damage to the Corporation as a result of the PAGIC transactions. The Board has referred this matter to a special committee of the Board for evaluation.

In July 2003, the lead underwriter on the Corporation's Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against the Corporation and PNCICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys' fees and costs.

In addition to the proceedings or other matters arising out of the PAGIC transactions, the Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation's financial position. However, at the present time, management is not in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed, or in the case of Exhibits
32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
12.1       Computation of Ratio of Earnings to Fixed Charges
12.2       Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
31.1       Certification of Chairman and Chief Executive Officer
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certification of Vice Chairman and Chief Financial
             Officer pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002
32.1       Certification of Chairman and Chief Executive Officer
             pursuant to 18 U.S.C. Section 1350
32.2       Certification of Vice Chairman and Chief Financial
             Officer pursuant to 18 U.S.C. Section 1350
99.4       Deferred Prosecution Agreement between PNC ICLC Corp.
             and the United States Department of Justice*

-------------------------------------------------------------------
*Incorporated herein by reference to Exhibit 99.1 of the Corporation's Current
 Report on Form 8-K dated June 2, 2003.

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

As described in PNC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the Corporation filed Current Reports on Form 8-K on April 17, 2003 (two reports), April 24, 2003 and May 1, 2003. In addition, the Corporation filed the following Reports on Form 8-K during and subsequent to the second quarter of 2003 through the date of this Quarterly Report on Form 10-Q on the dates indicated:

June 2, 2003
Item 5, Other Events and Regulation FD Disclosure, related to the entry by PNC ICLC Corp., an indirect, non-bank subsidiary of the Corporation, into a Deferred Prosecution Agreement with the United States Department of Justice. Copies of the Deferred Prosecution Agreement, the Corporation's press release related to said agreement, and a related question and answer sheet were furnished as Exhibits to this Current Report on Form 8-K.

July 21, 2003
Item 12, Disclosure of Results of Operations and Financial Condition, regarding the Corporation's release of second quarter 2003 earnings. A copy of the Corporation's earnings press release was furnished as an Exhibit to this Current Report on Form 8-K.

July 21, 2003
Item 12, Disclosure of Results of Operations and Financial Condition, regarding supplementary financial information provided on the Corporation's website in connection with its July 21, 2003 release of second quarter 2003 earnings and related investor conference call. A copy of this supplementary financial information was furnished as an Exhibit to this Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2003, on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

THE PNC FINANCIAL SERVICES GROUP, INC.
/s/ William S. Demchak
William S. Demchak
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

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

FINANCIAL INFORMATION

PNC is subject to the reporting requirements of the Securities Exchange Act of 1934 and as such files annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission ("SEC"). Copies of these and other filings, including exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov or at PNC's home page at www.pnc.com in the Investors section. Copies may also be obtained without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

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

                                                           Cash
                                                      Dividends
                        High          Low       Close  Declared
=================================================================
2003 QUARTER
-----------------------------------------------------------------
First                $45.950      $41.630     $42.380      $.48
Second                50.110       42.060      48.810       .48
-----------------------------------------------------------------
     Total                                                 $.96
=================================================================
2002 QUARTER
-----------------------------------------------------------------
First                $62.800      $52.500     $61.490      $.48
Second                61.490       49.600      52.280       .48
Third                 52.750       32.700      42.170       .48
Fourth                44.230       36.020      41.900       .48
-----------------------------------------------------------------
     Total                                                $1.92
-----------------------------------------------------------------

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