Form 10-K/A
period 2002-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2003-10-23
CIK 713676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                          COMMISSION FILE NUMBER 1-9718

                     THE PNC FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                  25-1435979
--------------------------------         --------------------------------------
 (State or other jurisdiction)            (I.R.S. Employer Identification No.)
of incorporation or organization

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

By filing this Amendment No. 2 on Form 10-K/A, the registrant hereby amends Part IV, Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K of the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the registrant on March 13, 2003 as amended by Amendment No. 1 on Form 10-K/A filed by the registrant on May 15, 2003, for the purpose of replacing the report of the registrant's former independent auditors and refiling the consents filed as Exhibits 23.1 and 23.2 to said annual report.

By this Amendment No. 2, the registrant replaces said Part IV, Item 15 with the following:

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS The following report of independent auditors and consolidated financial information of the Corporation included in the Corporation's Annual Report to Shareholders for 2002 ("Annual Report to Shareholders") are incorporated herein by reference.

                                                                 Pages of
                                                                   Annual
                                                                Report to
Financial Statements                                         Shareholders
--------------------------------------------------------------------------

Report of Deloitte & Touche LLP, Independent Auditors                67
Consolidated Statement Of Income for the three years ended
    December 31, 2002                                                68
Consolidated Balance Sheet as of December 31, 2002
    and 2001                                                         69
Consolidated Statement Of Shareholders' Equity for the
    three years ended December 31, 2002                              70
Consolidated Statement Of Cash Flows for the three years
    ended December 31, 2002                                          71
Notes To Consolidated Financial Statements                       72-107
Selected Quarterly Financial Data                                   108
--------------------------------------------------------------------------
No financial statement schedules are being filed.

The report of the Corporation's former independent auditors follows:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Shareholders and Board of Directors
The PNC Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of The PNC Financial Services Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PNC Financial Services Group, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
---------------------
Pittsburgh, Pennsylvania
March 1, 2002

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

                                  EXHIBIT INDEX

Exhibit
No.                              Description                                        Method of Filing  +
----------------------------------------------------------------------------------------------------------------------

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

 21          Schedule of Certain Subsidiaries of the Corporation.       Incorporated herein by reference to Exhibit 21
                                                                          of the 2002 Form 10-K.

 23.1        Consent of Deloitte & Touche LLP, independent auditors     Filed herewith.
                 for the Corporation.

 23.2        Consent of Ernst & Young LLP, former independent           Filed herewith.
                 auditors for the Corporation.

 24          Powers of Attorney.                                        Incorporated herein by reference to Exhibit 24
                                                                          of the 2002 Form 10-K.

 31.1        Certification of Chairman and Chief Executive Officer      Filed herewith.
                 pursuant to Section 302 of the Sarbanes-Oxley Act
                 of 2002.

 31.2        Certification of Vice Chairman and Chief Financial         Filed herewith.
                 Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

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

 99.3        Form of Order of the Securities and Exchange Commission    Incorporated herein by reference to Exhibit
                 Instituting Public Administrative Proceedings            99.3 of the Corporation's Current Report on
                 Pursuant to Section 8A of the Securities Act of 1933     Form 8-K dated July 18, 2002.
                 and 21C of the Securities Exchange Act of 1934,
                 Making Findings and Imposing Cease-and-Desist Order.
-----------------------------------------------------------------------------------------------------------------------------------

+ Incorporated document references to filings by the Corporation are to SEC File No. 1-9718. Incorporated document references to filings by BlackRock, Inc. are to SEC File No. 001-15305.
*    Denotes management contract or compensatory plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Amendment No. 1 on Form 10-K/A, to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.
(Registrant)

By:    /s/ William S. Demchak
--------------------------------------
       William S. Demchak
       Vice Chairman and
        Chief Financial Officer
       October 23, 2003