Form 10-Q
period 2003-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2003-11-14
CIK 713676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________

                          Commission file number 1-9718

                     THE PNC FINANCIAL SERVICES GROUP, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                25-1435979
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


      One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------
                                   (Zip Code)
                                   ----------

                                 (412) 762-2000
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

              ----------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes            X              No
             ----------------------        --------------------------


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes            X              No
             ----------------------        --------------------------

         As of October 31, 2003, there were 277,263,487 shares of the registrant's common stock ($5 par value) outstanding.

                     THE PNC FINANCIAL SERVICES GROUP, INC.
              CROSS-REFERENCE INDEX TO 2003 THIRD QUARTER FORM 10-Q


PART I - Financial Information                                                           Page(s)

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                           1-46

Consolidated Financial Highlights                                                              1
Financial Review
   Overview                                                                                    3
   Review of Businesses                                                                        6
   Consolidated Income Statement Review                                                       16
   Consolidated Balance Sheet Review                                                          19
   "Off-Balance Sheet" Activities                                                             23
   Risk Factors                                                                               26
   Critical Accounting Policies and Judgments                                                 26
   Risk Management                                                                            29
   Internal Controls and Disclosure Controls and Procedures                                   43
   Glossary of Terms                                                                          44
   Cautionary Statement Regarding Forward-Looking Information                                 45

Item 1. Financial Statements.                                                              47-68

   Consolidated Statement of Income                                                           47
   Consolidated Balance Sheet                                                                 48
   Consolidated Statement of Cash Flows                                                       49

   Notes to Consolidated Financial Statements
      Note 1 Accounting Policies                                                              50
      Note 2 Variable Interest Entities                                                       52
      Note 3 Acquisitions                                                                     54
      Note 4 Recent Accounting Pronouncements                                                 55
      Note 5 Capital Securities Of Subsidiary Trusts                                          55
      Note 6 Cash Flows                                                                       56
      Note 7 Trading Activities                                                               56
      Note 8 Legal Proceedings                                                                57
      Note 9 Nonperforming Assets                                                             58
      Note 10 Allowances For Credit Losses And Unfunded
               Loan Commitments And Letters Of Credit                                         58
      Note 11 Securities                                                                      59
      Note 12 Goodwill And Other Intangible Assets                                            60
      Note 13 Earnings Per Share                                                              61
      Note 14 Shareholders' Equity And Comprehensive Income                                   62
      Note 15 Segment Reporting                                                               63
      Note 16 Commitments And Guarantees                                                      65

    Statistical Information
      Consolidated Average Balance Sheet And Net Interest Analysis                            67

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.                       29-43

 Item 4. Controls and Procedures.                                                             43

 PART II - Other Information
 Item 1. Legal Proceedings.                                                                69-70
 Item 6. Exhibits and Reports on Form 8-K.                                                 70-71

Corporate Information                                                                         72

CONSOLIDATED FINANCIAL HIGHLIGHTS
THE PNC FINANCIAL SERVICES GROUP, INC.


Dollars in millions, except per share data                Three months ended September 30    Nine months ended September 30
Unaudited                                                            2003            2002               2003           2002
---------------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE
Revenue
   Net interest income (taxable-equivalent basis) (a)                $514            $532            $1,543         $1,683
   Noninterest income                                                 906             771             2,477          2,431
                                                            ------------------------------      ---------------------------
   Total revenue                                                   $1,420          $1,303            $4,020         $4,114
                                                            ==============================      ===========================

   Net income                                                        $281            $285              $727           $922
                                                            ------------------------------      ---------------------------

Per common share
   Diluted earnings                                                 $1.00           $1.00             $2.57          $3.23
                                                            ------------------------------      ---------------------------

   Cash dividends declared                                           $.48            $.48             $1.44          $1.44
---------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on
   Average common shareholders' equity                              17.06%          17.49%            14.53%         20.01%
   Average assets                                                    1.56            1.72              1.44           1.84
Net interest margin                                                  3.49            3.88              3.71           4.00
Noninterest income to total revenue(b)                                 64              59                62             59
Efficiency(c)                                                          59              61                65             59
===========================================================================================================================

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform to the current period presentation. Also, see Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review, Note 2 Variable Interest Entities and Note 5 Capital Securities Of Subsidiary Trusts in the Notes to Consolidated Financial Statements for further information regarding the impact of the adoption of new accounting pronouncements during the third quarter of 2003 on certain items included in these Consolidated Financial Highlights. See page 44 of this Financial Review for a glossary of terms used in this report.

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

                                                          Three months ended September 30  Nine months ended September 30
                                                                     2003            2002             2003           2002
                                                           --------------    ------------    -------------   ------------
    Net interest income, GAAP basis                                  $512            $528           $1,536         $1,673
    Taxable-equivalent adjustment                                       2               4                7             10
                                                           --------------    ------------    -------------   ------------
    Net interest income, taxable-equivalent basis                    $514            $532           $1,543         $1,683
                                                           ==============    ============    =============   ============



(b) Computed as total noninterest income divided by the sum of net interest income and noninterest income. For the nine months ended September 30, 2002, the ratio previously reported had been computed using taxable-equivalent net interest income. The ratio for that period has been restated to conform with the current period presentation.

(c) The efficiency ratio for all periods presented is computed as noninterest expense divided by the sum of net interest income and noninterest income. For the nine months ended September 30, 2002, the efficiency ratio previously reported had been computed by excluding amortization expense and distributions on capital securities from the calculation and had used taxable-equivalent net interest income. The efficiency ratio for that period has been restated to conform with the current period presentation.

                                                                                    September 30      December 31   September 30
Unaudited                                                                                   2003             2002           2002
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets                                                                                   $72,284          $66,377        $67,659
Earning assets                                                                            58,647           54,833         55,650
Loans, net of unearned income                                                             34,514           35,450         35,917
Allowance for credit losses                                                                  648              673            648
Securities                                                                                14,889           13,763         12,536
Loans held for sale                                                                        1,531            1,607          1,989
Deposits                                                                                  45,523           44,982         44,960
Borrowed funds                                                                            13,863            9,116          9,947
Allowance for unfunded loan commitments and letters of credit                                 89               84             79
Shareholders' equity                                                                       6,637            6,859          6,717
Common shareholders' equity                                                                6,628            6,849          6,707
Book value per common share                                                                23.93            24.03          23.62
Loans to deposits                                                                             76%              79%            80%

ASSETS UNDER MANAGEMENT (billions)                                                          $336             $313           $285

FUND ASSETS SERVICED (billions)
Accounting/administration net assets                                                        $634             $510           $489
Custody assets                                                                              $384             $336           $311

CAPITAL RATIOS
Tier 1 Risk-based                                                                            8.2%             8.8%           8.8%
Total Risk-based                                                                            11.3             12.5           12.5
Leverage                                                                                     7.3              8.1            7.8
Shareholders' equity to assets                                                              9.18            10.33           9.93
Common shareholders' equity to assets                                                       9.17            10.32           9.91

ASSET QUALITY RATIOS
Nonperforming assets to loans,
   loans held for sale and foreclosed assets                                                1.10%            1.13%          1.08%
Nonperforming loans to loans                                                                 .94              .87            .75
Net charge-offs to average loans (for the three months ended)                                .73              .39            .79
Allowance for credit losses to loans                                                        1.88             1.90           1.80
Allowance for credit losses to nonperforming loans                                           200              218            239
===================================================================================================================================

   FINANCIAL REVIEW
   THE PNC FINANCIAL SERVICES GROUP, INC.


   This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. ("Corporation" or "PNC") unaudited Consolidated Financial Statements and unaudited Statistical Information included herein and the Financial Review, audited Consolidated Financial Statements, and unaudited Statistical Information included in the Corporation's 2002 Annual Report on Form 10-K, as amended ("2002 Form 10-K"). Certain prior period amounts have been reclassified to conform with the current year presentation. The term "loans" in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and the Business section of the 2002 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance. See page 44 of this Financial Review for a glossary of certain terms used in this report.

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

SUMMARY FINANCIAL RESULTS
Consolidated net income for the first nine months of 2003 was $727 million, or $2.57 per diluted share, compared with net income of $922 million, or $3.23 per diluted share, for the first nine months of 2002. Return on average common shareholders' equity was 14.53% for the first nine months of 2003 compared with 20.01% for the first nine months of 2002. Return on average assets was 1.44% for the first nine months of 2003 compared with 1.84% for the first nine months of 2002.

Consolidated net income for the third quarter of 2003 was $281 million, or $1.00 per diluted share, compared with $285 million, or $1.00 per diluted share, for the third quarter of 2002. Return on average common shareholders' equity was 17.06% for the third quarter of 2003 compared with 17.49% for the third quarter of 2002. Return on average assets was 1.56% for the third quarter of 2003 compared with 1.72% for the third quarter of 2002.

Results for the first nine months of 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, recognized during the second quarter of 2003 in connection with the Corporation's previously announced agreement with the United States Department of Justice ("DOJ"), including related legal and consulting costs. The impact of these expenses was reflected in the return on average common shareholders' equity and in the return on average assets for the first nine months of 2003.

The returns on average assets for the first nine months and third quarter of 2003 were also adversely impacted by the Corporation's early adoption of FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The adoption of FIN 46 resulted in increases in total assets and total liabilities of $6.5 billion and $5.1 billion, respectively, at September 30, 2003. Several income statement line items changed significantly with the inclusion of the results of the variable interest entities that were consolidated, but the impact on consolidated net income was minimal. See Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

The Corporation's progress during the first nine months and third quarter of 2003 in addressing several of the challenges referred to in the 2002 Form 10-K included the following:

Asset quality remained stable.

     - The provision for credit losses was $143 million for the first nine months of 2003 compared with $244 million for the first nine months of 2002. The provision for credit losses was $50 million for the third quarter of 2003 compared with $73 million for the third quarter of 2002.

     - Total nonperforming assets declined $22 million, or 5%, to $396 million at September 30, 2003, despite a $15 million increase in nonperforming loans from December 31, 2002.

Total revenues declined $91 million in the first nine months of 2003 and increased $119 million in the third quarter of 2003 compared with the same periods in 2002. Revenues for the third quarter and first nine months of 2003 included $117 million due to the adoption of FIN 46. Apart from the impact of FIN 46, total revenues for the first nine months and third quarter of 2003 compared with the corresponding 2002 periods reflected the effects of a lower interest rate environment, declines in average interest-earning assets and comparatively weaker equity markets in

2003. However, growth in certain facets of the business included the following:

     - Third quarter earnings from BlackRock improved 21% compared with the third quarter of 2002 and earnings for the first nine months of 2003 increased 15% compared with the corresponding 2002 period.

     - Regional Community Banking grew home equity loans 15% on average for the first nine months of 2003 and 17% for the third quarter of 2003 compared with the corresponding prior year periods. Demand deposits grew 7% on average compared with the first nine months of 2002 and 10% on average compared with the third quarter of 2002.

PNC's development of value-added customer relationships was evidenced by the following:

     - The number of Regional Community Banking checking relationships at September 30, 2003 reflected growth of 4% compared with both December 31, 2002 and September 30, 2002.

     - PFPC provided accounting/administration services for $634 billion of pooled investment assets at September 30, 2003, up from $510 billion at December 31, 2002 and $489 billion at September 30, 2002. These increases from prior periods resulted from net new business activity and positive equity market performance during the second and third quarters of 2003.

Other strategic initiatives and key developments included:

     - In August 2003, the Corporation signed a definitive agreement to acquire United National Bancorp for approximately $320 million in cash and 6.55 million shares of PNC common stock, and announced an alliance with The Stop & Shop Supermarket Company to become the exclusive bank in all new Stop & Shop stores located in New Jersey going forward.

     - In September 2003, the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency lifted their formal written agreements with PNC and PNC Bank, N.A. ("PNC Bank"), respectively.

     - The Corporation's $100 million efficiency initiative is on track and has resulted in expense savings, prior to reinvestment, of approximately $66 million for the first nine months of 2003, including $29 million in the third quarter.

     - PNC repurchased 9.8 million common shares under its 35 million share repurchase program during the first nine months of 2003, including 3.2 million shares during the third quarter of 2003.

Results for the first nine months of 2003 included a $94 million, or 2%, decline in total taxable-equivalent revenue compared with the first nine months of 2002, representing a $140 million decline in taxable-equivalent net interest income and a $46 million increase in noninterest income. Results for the third quarter of 2003 reflected a $117 million increase in total taxable-equivalent revenue compared with the third quarter of 2002, comprised of a $135 million increase in noninterest income and an $18 million decline in taxable-equivalent net interest income.

The adoption of FIN 46 increased taxable-equivalent net interest income by $29 million for both 2003 periods. Taxable-equivalent net interest income in both 2003 periods reflected a narrower net interest margin and downsizing of the loan portfolio. See Note (a) to net interest income (taxable-equivalent basis) in the Consolidated Financial Highlights for a reconciliation of taxable-equivalent net interest income to net interest income as reported under generally accepted accounting principles ("GAAP").

Total noninterest income was $2.477 billion for the first nine months of 2003 compared with $2.431 billion for the first nine months of 2002. Noninterest income totaled $906 million for the third quarter of 2003, an increase of $135 million compared with the third quarter of 2002. The adoption of FIN 46 resulted in an $88 million increase in noninterest income for the third quarter and first nine months of 2003. A lower level of equity management losses and higher asset management fees, net gains on sales of commercial mortgages and corporate services revenue more than offset lower net securities gains in the third quarter of 2003 compared with the corresponding 2002 period.

Total noninterest expense increased $190 million for the first nine months of 2003 compared with the first nine months of 2002 and increased $45 million in the third quarter of 2003 compared with the third quarter of 2002. Noninterest expense for the first nine months of 2003 included DOJ-related expenses of $120 million. The adoption of FIN 46 increased noninterest expense for both the first nine months and third quarter of 2003 by $28 million.

Management expects that the remainder of 2003 will continue to be a challenge for the Corporation and that success will depend on PNC's ability to meet its key operating challenges. These challenges include the stability of asset quality, revenue growth and the development of value-added customer relationships. Other factors that will affect the Corporation's success include leveraging technology, managing the revenue/expense relationship and regulatory and other governmental actions. For additional factors that could affect the Corporation's success, see the Risk Factors, Risk Management and

Cautionary Statement Regarding Forward-Looking Information sections of this Financial Review.

BALANCE SHEET HIGHLIGHTS
Total assets were $72.3 billion at September 30, 2003 compared with $66.4 billion at December 31, 2002 and $67.7 billion at September 30, 2002. The Corporation's adoption of FIN 46 effective July 1, 2003 resulted in increases in total assets and total liabilities of $6.5 billion and $5.1 billion, respectively, at September 30, 2003. See Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

Average interest-earning assets for the first nine months of 2003 were $55.2 billion, down slightly compared with the first nine months of 2002. Average interest-earning assets increased $1.6 billion during the first nine months of 2003 due to the adoption of FIN 46. Apart from the impact of FIN 46, declines in average loans of $2.9 billion and average loans held for sale of $1.5 billion were partially offset by an increase of $2.6 billion in average securities.

Average loans for the first nine months of 2003 were $34.8 billion compared with $37.7 billion for the first nine months of 2002. Average loans represented 63% of total average interest-earning assets for the first nine months of 2003 compared with 68% for the first nine months of 2002. Declines in average residential mortgage and commercial loans drove the decline compared with the prior year period, partially offset by an increase in home equity loans.

Changes in loans held for sale are described in Loans Held For Sale in the Consolidated Balance Sheet Review section of this Financial Review.

Average securities for the first nine months of 2003 were $14.4 billion, compared with $11.7 billion for the first nine months of 2002. Securities represented 26% of average total interest-earning assets for the first nine months of 2003 compared with 21% for the first nine months of 2002.

Average deposits represented 66% of total sources of funds for both the first nine months of 2003 and the first nine months of 2002, with the remainder primarily comprised of wholesale funding obtained at prevailing market rates.

Average interest-bearing demand and money market deposits totaled $22.2 billion for the first nine months of 2003, up slightly compared with the first nine months of 2002. Average borrowed funds were $10.5 billion for the first nine months of 2003, down slightly compared with the first nine months of 2002. This decline is consistent with the decline in average total interest-earning assets in the first nine months of 2003 compared with the year-ago period and reflected the retention of capital. See the Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

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

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during the third quarter of 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from total consolidated results. The impact of these differences is reflected in the "Intercompany eliminations" and "Other" categories. "Intercompany eliminations" reflects activities conducted among PNC's businesses that are eliminated in the consolidated results. "Other" includes differences between management accounting practices and GAAP such as capital assignments rather than legal entity shareholders' equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of BlackRock; and other corporate items. "Other" also includes equity management activities and residual asset and liability management activities which do not meet the criteria for disclosure as a separate reportable business. "Other" reflected a net loss of $142 million for the first nine months of 2003 compared with a net loss of $52 million for the first nine months of 2002. "Other" for the first nine months of 2003 includes pretax expenses of $120 million ($87 million after taxes) in connection with the DOJ agreement, including related legal and consulting costs, and a pretax charge of $23 million ($15 million after taxes) related to leased facilities. Business results, including inter-segment revenues, are included in Note 15 Segment Reporting.

"Other Information" included in the tables that follow is presented as of period end, except for net charge-offs, net gains (losses) on loans held for sale and average full-time equivalent employees (FTEs), which represent amounts for the periods presented. FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts are not restated for organizational changes.



RESULTS OF BUSINESSES

                                                                                              Return on
                                                Earnings (Loss)         Revenue(a)       Assigned Capital(b)     Average Assets(c)
                                             --------------------------------------------------------------------------------------
Nine months ended September 30 - dollars
in millions                                      2003       2002       2003       2002     2003       2002        2003        2002
-----------------------------------------------------------------------------------------------------------------------------------
Banking businesses
  Regional Community Banking                     $449       $545     $1,558     $1,671       23%        28%    $38,608     $39,010
  Wholesale Banking
     Corporate Banking                            112        117        513        588       18         15      12,194      14,275
     PNC Real Estate Finance                       74         67        198        171       26         23       4,738       5,017
     PNC Business Credit                           26         12        137        133       14          6       3,778       3,870
----------------------------------------------------------------------------------------                      ---------------------
      Total wholesale banking                     212        196        848        892       19         15      20,710      23,162
  PNC Advisors                                     56         84        532        504       14         22       3,104       2,976
----------------------------------------------------------------------------------------                      ---------------------
       Total banking businesses                   717        825      2,938      3,067       21         23      62,422      65,148
----------------------------------------------------------------------------------------                      ---------------------
Asset management and processing businesses
  BlackRock                                       114         99        512        447       22         24       3,484         790
  PFPC                                             43         57        568        622       28         37       1,884       1,891
----------------------------------------------------------------------------------------                      ---------------------
     Total asset management and                   157        156      1,080      1,069       24         28       5,368       2,681
        processing businesses
----------------------------------------------------------------------------------------                      ---------------------
       Total business results                     874        981      4,018      4,136       21         23      67,790      67,829
Intercompany eliminations                          (5)        (7)       (71)       (79)                         (1,946)     (2,005)
Other                                            (142)       (52)        73         57                           1,777       1,017
----------------------------------------------------------------------------------------                      ---------------------
   Total consolidated(a)                         $727       $922     $4,020     $4,114       15         20     $67,621     $66,841
===================================================================================================================================

(a) Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC, which are presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis is as follows:


Nine months ended September 30 - in millions               2003       2002
================================================================================
  Total consolidated revenue, book (GAAP)                 $4,013     $4,104
  Taxable-equivalent adjustment                                7         10
--------------------------------------------------------------------------------
   Total consolidated revenue, taxable-equivalent basis   $4,020     $4,114
================================================================================

(b)  Percentages for BlackRock reflect return on equity.
(c)  Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                                       2003             2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                       $960           $1,078
Other noninterest income                                   521              509
Net securities gains                                        77               84
--------------------------------------------------------------------------------
   Total revenue                                         1,558            1,671
Provision for credit losses                                 32               37
Noninterest expense                                        842              797
--------------------------------------------------------------------------------
    Pretax earnings                                        684              837
Income taxes                                               235              292
--------------------------------------------------------------------------------
  Earnings                                                $449             $545
================================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer
    Home equity                                         $8,069           $7,002
    Indirect                                               466              569
    Other consumer                                         522              649
--------------------------------------------------------------------------------
     Total consumer                                      9,057            8,220
   Residential mortgage                                  2,941            4,435
   Commercial                                            3,950            3,512
   Vehicle leasing                                       1,163            1,750
   Other                                                   116              120
--------------------------------------------------------------------------------
      Total loans                                       17,227           18,037
Securities                                              13,844           10,855
Education and other loans held for sale                  1,166            1,354
Assigned assets and other assets                         6,371            8,764
--------------------------------------------------------------------------------
   Total assets                                        $38,608          $39,010
================================================================================
Deposits
   Noninterest-bearing demand                           $5,493           $4,980
   Interest-bearing demand                               6,216            6,012
   Money market                                         12,358           12,311
--------------------------------------------------------------------------------
    Total transaction deposits                          24,067           23,303
   Savings                                               2,024            1,966
   Certificates                                          8,749           10,177
--------------------------------------------------------------------------------
     Total deposits                                     34,840           35,446
Other liabilities                                        1,163              932
Assigned capital                                         2,605            2,632
--------------------------------------------------------------------------------
   Total funds                                         $38,608          $39,010
================================================================================
PERFORMANCE RATIOS
Return on assigned capital                                  23%              28%
Noninterest income to total revenue                         38               35
Efficiency                                                  54               48
--------------------------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets(a)                              $74              $65
Vehicle leasing outstandings,
   net of unearned income(b)                              $872           $1,511
Net charge-offs                                            $38              $41
Home equity portfolio credit statistics:
 Percentage of first lien positions                         50%              37%
 Weighted average loan-to-value ratios                      70%              70%
 Weighted average FICO scores                              712              708
Gains on sales of education loans                          $12              $13
Average FTEs                                             9,438            9,568
ATMs                                                     3,664            3,450
Branches                                                   715              714
Financial consultants                                      702              626
Business banking centers                                   208              188
Checking relationships                               1,606,004        1,538,000
Online banking users                                   728,352          563,471
Deposit households using online banking                   41.7%            34.7%
================================================================================

(a) Includes nonperforming loans of $63 million and $56 million at September 30, 2003 and 2002, respectively.
(b)  At September 30.

Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC's geographic region.

The goal of Regional Community Banking is to generate sustainable revenue growth by consistently increasing its base of satisfied and loyal customers. The strategy is to drive revenue growth by building a base of checking account relationships which provide fee revenue and a low-cost funding source for loans and investments. In turn, these relationships generate additional revenue growth by expanding relationships with these customers through cross-selling of other products and services. Consistent with this strategy, in August 2003 the Corporation signed a definitive agreement to acquire United National Bancorp ("United National") for approximately $320 million in cash and 6.55 million shares of PNC common stock, subject to customary closing conditions. United National is a bank holding company with over $3 billion in assets. A subsidiary of United National, UnitedTrust Bank, provides a full range of commercial and retail banking services through 45 branches in New Jersey and seven branches in Pennsylvania. With this acquisition, PNC expects to increase its customer base by more than 100,000 households and businesses. See Note 3 Acquisitions in the Notes to Consolidated Financial Statements and Cautionary Statement Regarding Forward-Looking Information for further information.

Also, PNC Bank announced in August 2003 an alliance with The Stop & Shop Supermarket Company to become the exclusive bank in all new Stop & Shop stores located in New Jersey going forward and expects to place 40 branches in Stop & Shop's new and existing New Jersey stores over the next four years.

Regional Community Banking increased the number of checking relationships by 4% compared with September 30, 2002, which drove increases in average transaction deposits and fee revenues. The cross-sell of home equity loans to consumers and growth in checking accounts and the ATM network have generated additional growth in loans and fee revenues. One of the key priorities for the business is to continue to improve customer loyalty and retention by investing in improvements to online banking services. This focus has resulted in a 29% increase in online banking users since September 30, 2002.

Regional Community Banking earnings were $449 million for the first nine months of 2003 compared with $545 million in the first nine months of 2002. Revenue was negatively impacted by low interest rates in the first nine months of 2003 and the downsizing of targeted lending activities. These factors, and an increase in employee benefit costs, contributed to the decline in earnings. Accordingly, the efficiency ratio declined in 2003 compared with the first nine months of 2002.

Total revenue was $1.6 billion for the first nine months of 2003 compared with $1.7 billion in the first nine months of 2002. Taxable-equivalent net interest income declined $118 million, or 11%, compared with the first nine months of 2002. The lower interest rate environment in 2003 contributed to an acceleration in prepayments, lower yields and a $77 million decline in taxable-equivalent net interest income generated from the mortgage loan and mortgage-backed securities portfolios. An additional $27 million decline in taxable-equivalent net interest income was attributable to lower yields on securities. The lower yields on earning assets were partially offset by an increase of $21 million from higher average home equity loan balances. Other noninterest income increased $12 million compared with the first nine months of 2002 as a $12 million improvement in deposit-related fee revenue and an $11 million increase in ATM and debit card fees more than offset declines in other income related to gains on sales of assets in 2002. Net securities gains decreased $7 million for the first nine months of 2003 compared with the prior year period.

The provision for credit losses for the first nine months of 2003 was $32 million, a decline of $5 million compared with the prior year period primarily due to a decrease in required specific reserves.

Noninterest expense totaled $842 million in the first nine months of 2003, an increase of $45 million compared with the first nine months of 2002. The increase reflected higher pension cost, increases in net occupancy costs related to additional offsite ATMs, investments in the branch network and marketing costs.

Average total loans decreased 4% for the first nine months of 2003 compared with the first nine months of 2002. Regional Community Banking has adopted a relationship-based lending strategy that will target certain portfolios for growth (home equity and commercial) while allowing other portfolios to run-off. Home equity loans grew by 15% on average compared with the first nine months of 2002 driven by record levels of new loan volume fueled in part by refinancing activity. As of September 30, 2003, 95% of the home equity portfolio was within Regional Community Banking's geographic footprint. The growth in home equity loans and residential mortgage prepayments reflected consumer debt trends during the periods presented which may not continue. Commercial loan outstandings associated with lending to auto dealers to finance their inventory increased by 14% as new relationships were added and auto dealers expanded their inventories during 2003. The overall decline in loans primarily resulted from residential mortgage prepayments and the run-off of vehicle leases.

Average total deposits declined 2% in the first nine months of 2003 compared with the prior year period as increases in checking, money market and savings deposits were more than offset by a decline in certificates of deposit. Demand deposit balance growth of 7% was primarily attributable to the growth in checking relationships. Money market and savings balances experienced modest growth as progress with cross-selling efforts was offset by the adverse impact of aggressive competitor pricing on balances attracted and retained. The certificate of deposit portfolio declined as higher-cost maturing certificates were not targeted for aggressive retention offers and were allowed to run off or were converted to fixed-rate annuities based on customer preferences.

As previously reported, the Corporation decided to discontinue its vehicle leasing business in the fourth quarter of 2001. As a result, this portfolio has declined 42% since September 30, 2002 and is performing overall as expected. See Loans in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

WHOLESALE BANKING - CORPORATE BANKING

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                                     2003              2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                     $224              $271
Noninterest income                                       289               317
--------------------------------------------------------------------------------
   Total revenue                                         513               588
Provision for credit losses                               63               139
Noninterest expense                                      278               272
--------------------------------------------------------------------------------
   Pretax earnings                                       172               177
Income tax                                                60                60
--------------------------------------------------------------------------------
   Earnings                                             $112              $117
================================================================================
AVERAGE BALANCE SHEET
Loans                                                 $8,292            $9,698
Purchased customer receivables                           841
Loans held for sale                                      213             1,674
Other assets                                           2,848             2,903
--------------------------------------------------------------------------------
   Total assets                                      $12,194           $14,275
================================================================================
Deposits                                              $5,106            $4,608
Commercial paper                                         843
Assigned funds and other liabilities                   5,391             8,596
Assigned capital                                         854             1,071
--------------------------------------------------------------------------------
   Total funds                                       $12,194           $14,275
================================================================================
PERFORMANCE RATIOS
Return on assigned capital                                18%               15%
Noninterest income to total revenue                       56                54
Efficiency                                                54                46
--------------------------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets(a)                           $168              $158
Net charge-offs                                          $78              $122
Average FTEs                                           1,893             1,919
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                                     $126              $964
    Outstandings                                         $75              $415
  Exit portfolio
    Credit exposure                                      $61              $611
    Outstandings                                         $10               $12
--------------------------------------------------------------------------------
   Net gains on loans held for sale(b)                   $47              $100
================================================================================

(a) Includes nonperforming loans of $118 million and $57 million at September 30, 2003 and 2002, respectively
(b)  Included in Noninterest income above.

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

PNC, through the Corporate Banking line of business, administers Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit. Effective July 1, 2003, PNC consolidated Market Street into its financial statements in connection with the Corporation's early adoption of FIN
46. While the consolidation of Market Street had no impact on earnings for Corporate Banking or on PNC's consolidated net income for the first nine months of 2003, it increased taxable-equivalent net interest income by $4 million, decreased noninterest income by $3 million and increased noninterest expense by $1 million. In addition, the average balance sheet for Corporate Banking was increased primarily by the addition of purchased customer receivables of $841 million and commercial paper of $843 million. See Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

Corporate Banking earnings were $112 million for the first nine months of 2003 compared with $117 million for the first nine months of 2002. The earnings decline reflected decreased revenue and higher noninterest expenses that more than offset a lower provision for credit losses compared with the first nine months of 2002.

Total revenue of $513 million for the first nine months of 2003 decreased $75 million compared with the first nine months of 2002. Taxable-equivalent net interest income for the first nine months of 2003 decreased $47 million compared with the prior year period primarily due to the reduction in average loans and average loans held for sale resulting from the institutional lending repositioning and lower interest rates. Noninterest income decreased $28 million compared with the first nine months of 2002. This decline reflected a $53 million reduction in net gains on loans held for sale compared with the first nine months of 2002 that was partially offset by $23 million of net securities gains recognized in 2003 in connection with the liquidation of two entities formed in 2001 in the PAGIC transactions with American International Group, Inc. ("AIG").

The provision for credit losses declined $76 million in the first nine months of 2003 compared with the same period in 2002. The provision for credit losses for the first nine months of 2002 reflected reserve allocations related to Market Street matters.

Noninterest expense totaled $278 million in the first nine months of 2003 compared with $272 million for the first nine months of 2002. The increase reflects $22 million of costs paid in 2003 in connection with the liquidation of two entities formed in 2001 in the PAGIC transactions and higher pension and stock option costs, partially offset by lower servicing costs associated with the reduction in average loans and average loans held for sale.

Nonperforming assets were $168 million at September 30, 2003 compared with $158 million at September 30, 2002. Nonperforming assets at September 30, 2003 included approximately $71 million in aggregate outstandings from two customers in the manufacturing sector that were placed on nonaccrual status in 2003 and $18 million from foreclosed lease assets primarily representing the repossession of collateral related to a single airline industry credit during the second quarter of 2003. Collectively, these items more than offset the reduction in nonperforming assets associated with the Corporation's continued liquidation of the institutional lending held for sale portfolio.

WHOLESALE BANKING - PNC REAL ESTATE FINANCE

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                                        2003           2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                         $81            $87
Noninterest income
 Net commercial mortgage banking
   Net gains on loan sales                                   38             19
   Servicing and other fees, net
    of amortization                                          30             30
   Other                                                     49             35
--------------------------------------------------------------------------------
     Total noninterest income                               117             84
--------------------------------------------------------------------------------
   Total revenue                                            198            171
Provision for credit losses                                  (1)            (7)
Noninterest expense                                         140            119
--------------------------------------------------------------------------------
   Pretax earnings                                           59             59
--------------------------------------------------------------------------------
Noncontrolling interests in income
of consolidated entities                                    (13)            (2)
Income tax benefit                                           (2)            (6)
--------------------------------------------------------------------------------
   Earnings                                                 $74            $67
================================================================================
AVERAGE BALANCE SHEET
Loans
   Commercial real estate                                $1,948         $2,251
   Commercial - real estate related                       1,422          1,474
--------------------------------------------------------------------------------
     Total loans                                          3,370          3,725
Commercial mortgages held for sale                          305            252
Other loans held for sale                                    38            157
Other assets                                              1,025            883
--------------------------------------------------------------------------------
   Total assets                                          $4,738         $5,017
================================================================================
Deposits                                                 $1,074           $702
Liabilities of certain variable
  interest entities                                          33
Noncontrolling  interests
  in consolidated entities                                   13
Assigned funds and other liabilities                      3,237          3,920
Assigned capital                                            381            395
--------------------------------------------------------------------------------
   Total funds                                           $4,738         $5,017
================================================================================
PERFORMANCE RATIOS
Return on assigned capital                                   26%            23%
Noninterest income to total revenue                          59             49
Efficiency                                                   71             70
--------------------------------------------------------------------------------
COMMERCIAL MORTGAGE SERVICING
PORTFOLIO(a)
January 1                                                   $74            $68
Acquisitions/additions                                       17             15
Repayments/transfers                                        (11)            (9)
--------------------------------------------------------------------------------
    September 30                                            $80            $74
================================================================================
OTHER INFORMATION
Total nonperforming assets(b)                                $3             $3
Net charge-offs (recoveries)                                 $1            $(6)
Average FTEs                                                745            762
Net carrying amount of commercial
  mortgage servicing rights                                $200           $201
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                                         $16            $68
    Outstandings                                            $16            $55
  Exit portfolio
    Credit exposure                                                        $25
    Outstandings                                                           $13
  Net gains on loans held for sale(c)                        $7             $6
================================================================================

(a)  Dollars in billions.
(b) Includes nonperforming loans of $1 million and $3 million at September 30, 2003 and 2002, respectively.
(c)  Included in Noninterest income-Net commercial mortgage banking-Other above.

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

PNC Real Estate Finance seeks to position its business mix for a more balanced revenue stream. The current economic cycle limits opportunities to replace run-off loans with new loans having acceptable risks and returns. However, the continued origination and sale of commercial mortgage loans has been profitable in the first nine months of 2003.

Effective July 1, 2003, PNC Real Estate Finance consolidated certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) in connection with the Corporation's early adoption of FIN 46. In addition, the adoption of FIN 46 was applied to certain entities in which PNC Real Estate Finance is a national syndicator of affordable housing equity and is the general partner. While the adoption of FIN 46 for these entities had no impact on earnings for PNC Real Estate Finance or on PNC's consolidated net income for the first nine months of 2003, it decreased taxable-equivalent net interest income by $2 million, increased noninterest income by $9 million, and increased noninterest expense by $18 million, with the remaining $11 million offset recorded as noncontrolling interests in income of consolidated entities. See Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

PNC Real Estate Finance earned $74 million for the first nine months of 2003 and $67 million for the first nine months of 2002. The increase was primarily due to higher gains on commercial mortgage loan sales in 2003 that more than offset the impact of lower taxable-equivalent net interest income and a lower benefit from the provision for credit losses. The provision for the first nine months of 2003 is in a net credit position based on lower loans outstanding and continued strong credit quality. The provision was in a higher net credit position in the first nine months of 2002, which was primarily due to a $6 million net recovery on an exited warehouse lending loan.

Total revenue increased $27 million for the first nine months of 2003 compared with the first nine months of 2002 as a $33 million increase in noninterest income more than offset a $6 million decline in taxable-equivalent net interest income. The increase in noninterest income included an increase of $19 million in net gains on commercial mortgage loan sales. The origination and sale of certain commercial mortgages is part of the ongoing business of PNC Real Estate Finance. The higher gains in 2003 reflected unusually favorable market conditions for this activity. The decline in taxable-equivalent net interest income was primarily due to a $355 million decline in average loans in the comparison.

Noninterest expense for the first nine months of 2003 increased $21 million compared with the prior year period. The impact of the adoption of FIN 46 represented $18 million of this increase as described above.


PNC Real Estate Finance recognized an income tax benefit for both the first nine months of 2003 and 2002 due to the impact of tax credits received on LIHTC investments. The income tax benefits were partially offset by passive losses from these investments included in noninterest expense.

The commercial mortgage servicing portfolio increased $6 billion to $80 billion at September 30, 2003 compared with the balance at September 30, 2002. Midland, as a third-party servicer, is required to comply with various contractual obligations, including the obligation to monitor property taxes and insurance and to advance funds for delinquent borrower payments and property protection purposes, subject to certain recoverability provisions. A total of $89 million of advances were outstanding at September 30, 2003, compared with $77 million at September 30, 2002. Midland's right to be reimbursed for these advances from borrower repayments, liquidation proceeds and other sources as set forth in the applicable servicing contracts is superior in priority to all other claims on the cash flows from the related securitizations, including claims by the security holders.

WHOLESALE BANKING - PNC BUSINESS CREDIT

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                                       2003            2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                       $101            $101
Noninterest income                                          36              32
--------------------------------------------------------------------------------
   Total revenue                                           137             133
Provision for credit losses                                 51              72
Noninterest expense                                         44              41
--------------------------------------------------------------------------------
   Pretax earnings                                          42              20
Income taxes                                                16               8
--------------------------------------------------------------------------------
   Earnings                                                $26             $12
================================================================================
AVERAGE BALANCE SHEET
Loans                                                   $3,515          $3,550
Loans held for sale                                         24              83
Other assets                                               239             237
--------------------------------------------------------------------------------
   Total assets                                         $3,778          $3,870
================================================================================
Deposits                                                   $98             $78
Assigned funds and other liabilities                     3,436           3,540
Assigned capital                                           244             252
--------------------------------------------------------------------------------
   Total funds                                          $3,778          $3,870
================================================================================
PERFORMANCE RATIOS
Return on assigned capital                                  14%              6%
Noninterest income to total revenue                         26              24
Efficiency                                                  32              31
--------------------------------------------------------------------------------
OTHER INFORMATION
Total nonperforming assets(a)                             $140            $179
Net charge-offs                                            $45             $26
NBOC put option liability                                                  $78
NBOC put option valuation income(b)                         $8             $19
Marketing locations                                         24              23
Average FTEs                                               251             238
INSTITUTIONAL LENDING REPOSITIONING
  Loans held for sale
    Credit exposure                                         $8             $46
    Outstandings                                            $7             $25
    Net losses on loans held for sale(b)                   $(1)           $(11)
================================================================================

(a) Includes nonperforming loans of $132 million and $151 million at September 30, 2003 and 2002, respectively.
(b)  Included in Noninterest income above.

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

In January 2002, PNC Business Credit acquired a portion of National Bank of Canada's ("NBOC") U.S. asset-based lending business in a purchase business combination. NBOC exercised its put option effective July 15, 2003 related to the loan portfolio it had retained as part of the 2002 transaction. See Note 3 Acquisitions for additional information.

PNC Business Credit earned $26 million for the first nine months of 2003 compared with $12 million for the first nine months of 2002. Higher earnings for the first nine months of 2003 compared with the same period of 2002 were primarily due to a $21 million decline in the provision for credit losses in 2003.

Total revenue was $137 million for the first nine months of 2003 and $133 million for the first nine months of 2002. Noninterest income increased $4 million compared with the first nine months of 2002. The increase in noninterest income was primarily due to higher product-related revenue in the first nine months of 2003, as the impact of an $11 million decline in income resulting from the reduction in the value of the NBOC put option liability was largely offset by a lower level of losses recognized on the institutional loans held for sale in the current year period.

The provision for credit losses for the first nine months of 2003 was $51 million, a decrease of $21 million compared with the same period in 2002. Net charge-offs were $45 million for the first nine months of 2003, an increase of $19 million compared with the prior year period. Net charge-offs for the 2003 period included a $28 million charge-off related to a single loan to a wholesale goods/retail customer for which a substantial reserve had been provided at June 30, 2003. This is the largest single nonperforming relationship in this business and was supported more by its franchise value rather than a collateral value. Approximately 98% of the total portfolio in this business is underwritten based on the value of collateral. Notwithstanding the increase in the level of charge-offs, the decline in the provision for 2003 represented changes in the reserve methodology in 2002 and the comparative impact of a significant addition to reserves at September 30, 2002. PNC Business Credit loans, including those acquired in the NBOC acquisition, are primarily secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion being classified as nonperforming. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn. The ability of customers to borrow under these loan agreements is typically constrained by the amount of collateral that the customer has available to support the loan. Collateral is monitored and periodically audited by PNC Business Credit to verify its existence and condition. Therefore, net charge-offs on asset-based loans have historically been relatively low due to recoveries provided by the underlying collateral. Compensation for this higher risk of default is obtained by way of higher interest rates charged.

Total noninterest expense increased $3 million for the first nine months of 2003 compared with the first nine months of 2002 primarily due to higher average FTEs and benefit costs.

Nonperforming assets were $140 million at September 30, 2003 compared with $179 million at September 30, 2002. The decrease was primarily due to reductions to credits through managed liquidation and charge-offs.

PNC ADVISORS

Nine months ended September 30
Taxable-equivalent basis
Dollars in millions                                            2003       2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income                                             $65        $76
Noninterest income
   Investment management and trust                              232        258
   Brokerage                                                     87        102
   Other                                                        148         68
--------------------------------------------------------------------------------
     Total noninterest income                                   467        428
--------------------------------------------------------------------------------
   Total revenue                                                532        504
Provision for credit losses                                       2          3
Noninterest expense                                             373        368
--------------------------------------------------------------------------------
   Pretax earnings                                              157        133
Noncontrolling interests in income
  of consolidated entities                                       69
Income taxes                                                     32         49
--------------------------------------------------------------------------------
   Earnings                                                     $56        $84
================================================================================
AVERAGE BALANCE SHEET
Loans
   Consumer                                                  $1,299     $1,216
   Residential mortgage                                         268        537
   Commercial                                                   446        467
   Other                                                        285        335
--------------------------------------------------------------------------------
     Total loans                                              2,298      2,555
Other assets                                                    806        421
--------------------------------------------------------------------------------
   Total assets                                              $3,104     $2,976
================================================================================
Deposits                                                     $2,109     $2,004
Noncontrolling interests
  in consolidated entities                                      182
Liabilities of certain variable
  interest entities                                              22
Assigned funds and other liabilities                            267        452
Assigned capital                                                524        520
--------------------------------------------------------------------------------
   Total funds                                               $3,104     $2,976
================================================================================
PERFORMANCE RATIOS
Return on assigned capital                                       14%        22%
Noninterest income to total revenue                              88         85
Efficiency                                                       70         73
--------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT(a)
Personal investment management and trust                        $42        $40
Institutional trust                                               9         10
--------------------------------------------------------------------------------
  Total                                                         $51        $50
ASSET TYPE
Equity                                                          $28        $26
Fixed income                                                     16         17
Liquidity                                                         7          7
--------------------------------------------------------------------------------
  Total                                                         $51        $50
================================================================================
OTHER INFORMATION
Total nonperforming assets (loans)                              $11         $4
Brokerage assets administered (in
billions)(b)                                                    $35        $31
Full service brokerage offices                                   99        108
Financial consultants/brokers                                   561        621
Margin loans                                                   $257       $257
Average FTEs                                                  3,130      3,311
================================================================================

(a)  At September 30 - in billions. Excludes brokerage assets administered.
(b) Includes assets administered by brokers operating within Regional Community Banking.

PNC Advisors provides a full range of tailored investment, trust and private banking products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard Lyons") and investment consulting and trust services to the ultra-affluent through its Hawthorn division. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest(R) product. PNC Advisors provides services to individuals and corporations primarily within PNC's geographic region.

Effective July 1, 2003, the Corporation consolidated a number of private investment funds organized as limited partnerships ("Private Funds") that are managed by the Hawthorn division of PNC Advisors. While the consolidation of the Private Funds had no impact on earnings for PNC Advisors or on PNC's consolidated net income for the first nine months of 2003, it increased taxable-equivalent net interest income by $3 million, increased noninterest income by $73 million, increased noninterest expense by $7 million and increased noncontrolling interests in income of consolidated entities by $69 million. The adoption of FIN 46 increased average assets by $211 million and average liabilities by $29 million for PNC Advisors for the first nine months of 2003. See Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

Although the third quarter of 2003 reflected a continued upward trend in the financial markets, this business has been affected adversely by client acquisition and retention issues. PNC Advisors is addressing these issues by taking steps to strengthen client relationships and position itself as an advice-based provider. The introduction of separately managed accounts in September 2003 is expected to provide clients with an even broader array of investment choices. PNC Advisors has completed several cost reduction measures, including centralization of backoffice functions and realignment of resources. The impact of these initiatives on the ongoing cost structure of PNC Advisors is estimated to be a reduction of $15 million of expenses on an annual basis beginning in 2004.

PNC Advisors earned $56 million for the first nine months of 2003 compared with $84 million in the first nine months of 2002. The earnings decline reflected the impact of comparatively weaker equity market conditions on asset management and brokerage revenues, client acquisition and retention issues, and the effect of reduced loan levels and the lower interest rate environment on taxable-equivalent net interest income.

Total revenue for the first nine months of 2003 increased $28 million compared with the prior year period. This increase reflected the impact of the adoption of FIN 46 as described above. The run-off of residential mortgages along with a narrower net interest margin reflecting the lower interest rate environment in 2003 were the primary factors in the decline in taxable-equivalent net interest income. Investment management and trust fees declined $26 million, resulting from market conditions and net customer outflows. Although retention efforts are yielding positive results, management expects that revenues in this business will continue to be challenged. Assets under management and related noninterest income are closely tied to the performance of the equity markets. Assets under management at September 30, 2003 increased $1 billion compared with the balance at September 30, 2002 due to improved equity markets.

Brokerage assets administered by Hilliard Lyons were $35 billion at September 30, 2003 compared with $31 billion at September 30, 2002. Consolidated revenue from brokerage was $87 million for the first nine months of 2003 compared with $102 million for the first nine months of 2002. Hilliard Lyons has responded to the decline in revenue through selectively closing underperforming brokerage offices and reducing headcount.

BLACKROCK

Nine months ended September 30
Dollars in millions                                          2003          2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Investment advisory and
  administration fees                                        $384          $397
Investment income                                              78             7
Other income                                                   50            43
--------------------------------------------------------------------------------
   Total revenue                                              512           447
Other expense                                                 250           246
Interest expense                                               24
Fund administration and servicing costs                        23            34
--------------------------------------------------------------------------------
   Total operating expense                                    297           280
--------------------------------------------------------------------------------
   Earnings before income taxes and
   noncontrolling interests                                   215           167
Noncontrolling interests in income
  of consolidated entities                                     31
Income taxes                                                   70            68
--------------------------------------------------------------------------------
   Earnings                                                  $114           $99
================================================================================
PERIOD-END BALANCE SHEET
Investments                                                $2,550          $180
Goodwill and other intangible assets                          192           181
Other assets                                                  742           429
--------------------------------------------------------------------------------
   Total assets                                            $3,484          $790
================================================================================
Borrowings                                                 $2,141
Liabilities                                                   379          $194
Noncontrolling interests in consolidated
  entities                                                    268
Stockholders' equity                                          696           596
--------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity                                  $3,484          $790
================================================================================
PERFORMANCE DATA
Return on equity                                               22%           24%
Net income margin                                              22            22
Diluted earnings per share                                  $1.73         $1.52
================================================================================
ASSETS UNDER MANAGEMENT(a)
Separate accounts
   Fixed income                                              $178          $146
   Liquidity                                                    6             5
   Liquidity - securities lending                              10             6
   Equity                                                       9             8
   Alternative investment products                              7             6
--------------------------------------------------------------------------------
     Total separate accounts                                  210           171
--------------------------------------------------------------------------------
Mutual funds(b)
   Fixed income                                                23            19
   Liquidity                                                   58            52
   Equity                                                       3             4
--------------------------------------------------------------------------------
     Total mutual funds                                        84            75
--------------------------------------------------------------------------------
   Total assets under management                             $294          $246
--------------------------------------------------------------------------------
OTHER INFORMATION
Average FTEs                                                  955           878
================================================================================

(a)  At September 30 - in billions.
(b) Includes BlackRock Funds, BlackRock Provident Institutional Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series.

The financial information presented reflects BlackRock on a stand-alone basis. BlackRock is approximately 70% owned by PNC and is consolidated into PNC's financial statements. Accordingly, approximately 30% of BlackRock's earnings are recognized as a minority interest expense in the Consolidated Statement of Income.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $294 billion of assets under management at September 30, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families - BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions(R) brand name. BlackRock continues to focus on delivering superior relative investment performance to clients while pursuing strategies to build on core strengths and to selectively expand the firm's expertise and breadth of distribution.

Effective July 1, 2003, BlackRock consolidated six collateralized debt obligation ("CDO") funds, including a collateralized loan obligation fund which closed on September 30, 2003, in which BlackRock acts as collateral manager in connection with the Corporation's early adoption of FIN 46. While the consolidation of the CDOs had no impact on earnings for BlackRock or on PNC's consolidated net income for the first nine months of 2003, it increased investment income by $62 million, increased other expense by $7 million, increased interest expense by $24 million and increased noncontrolling interests in income of consolidated entities by $31 million. In addition, the consolidation of the CDOs increased BlackRock's total assets by $2.6 billion and increased total liabilities by $2.3 billion at September 30, 2003. See Early Adoption of FIN 46 in the "Off-Balance Sheet Activities" section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

BlackRock earned $114 million for the first nine months of 2003 compared with $99 million for the first nine months of 2002. Apart from the impact of FIN 46, higher earnings for the first nine months of 2003 reflected the impact of lower total expenses and a slight increase in total revenue in the first nine months of 2003.

Total revenue for the first nine months of 2003 of $512 million increased $65 million compared with the first nine months of 2002. Apart from the impact of FIN 46 described above, higher revenue in 2003 reflected increases in separate account base fees and other income that were offset by decreases in separate account performance fees and mutual fund revenue. The increase in separate account base fees resulted from strong growth in fixed income separate account assets.

Assets under management totaled $294 billion at September 30, 2003, an increase of $48 billion, or 19%, compared with assets under management at September 30, 2002. The increase in assets under management reflected net subscriptions of $34 billion and net market appreciation of $14 billion.

Total operating expenses for the first nine months of 2003 increased $17 million compared with the prior year period. Apart from the impact of FIN 46 described above, expenses declined largely due to a decrease in fund administration and servicing costs.

Income taxes increased only slightly compared with the first nine months of 2002 despite a $17 million increase in pretax earnings. The effective tax rate for 2003 has decreased due to a decision that BlackRock will file certain combined and unitary state income tax returns with other PNC subsidiaries.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock's website at www.blackrock.com.

PFPC

Nine months ended September 30
Dollars in millions                                        2003           2002
--------------------------------------------------------------------------------
INCOME STATEMENT
Fund servicing revenue                                     $568           $622
Operating expense                                           463            482
(Accretion)/amortization of
  other intangibles, net                                    (14)           (14)
--------------------------------------------------------------------------------
   Operating income                                         119            154
Nonoperating income(a)                                        6              8
Debt financing                                               53             67
--------------------------------------------------------------------------------
   Pretax earnings                                           72             95
Income taxes                                                 29             38
--------------------------------------------------------------------------------
   Earnings                                                 $43            $57
================================================================================
AVERAGE BALANCE SHEET
Goodwill and other intangible assets                     $1,038         $1,030
Other assets                                                846            861
--------------------------------------------------------------------------------
   Total assets                                          $1,884         $1,891
--------------------------------------------------------------------------------
Assigned funds and other liabilities                     $1,676         $1,683
Assigned capital                                            208            208
--------------------------------------------------------------------------------
   Total funds                                           $1,884         $1,891
================================================================================
PERFORMANCE RATIOS
Return on assigned capital                                   28%            37%
Operating margin(b)                                          21             25
--------------------------------------------------------------------------------
SERVICING STATISTICS (C)
Accounting/administration net assets(d)
 Domestic                                                  $593           $464
 Foreign(e)                                                  41             25
--------------------------------------------------------------------------------
    Total                                                  $634           $489
--------------------------------------------------------------------------------
Custody assets(d)                                          $384           $311
--------------------------------------------------------------------------------
Shareholder accounts (in millions)
 Transfer agency                                             21             28
 Subaccounting                                               29             24
--------------------------------------------------------------------------------
    Total                                                    50             52
--------------------------------------------------------------------------------
OTHER INFORMATION
Average FTEs                                              5,175          5,933
================================================================================

(a)  Net of nonoperating expense.
(b)  Operating income divided by total fund servicing revenue.
(c)  At September 30.
(d)  In billions.
(e)  Represents net assets serviced offshore.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Strategically, PFPC is focusing technological resources on targeted Web-based initiatives, streamlining operations and developing flexible systems architecture and client-focused servicing solutions. To meet the growing needs of the European marketplace, PFPC is also continuing its expansion offshore.

PFPC earned $43 million for the first nine months of 2003 compared with $57 million for the first nine months of 2002. Earnings for the first nine months of 2003 declined compared with the prior year period as the $54 million decline in fund servicing revenue more than offset a $19 million decline in operating expenses and a $14 million decrease in debt financing costs.

Fund servicing revenue of $568 million for the first nine months of 2003 decreased $54 million compared with the first nine months of 2002. The positive impact of new sales of accounting/administration services and offshore growth was overcome by revenue declines resulting from client attrition and comparatively weaker equity market performance that impacted both shareholder activity levels and fund net asset valuations. In addition, fund servicing revenue for the 2002 period included the benefit of approximately $13 million of fees related to the renegotiation of a client contract and an additional $9 million related to the retirement services business, which was sold effective June 30, 2003.

Operating expense decreased $19 million, or 4%, in the first nine months of 2003 compared with the prior year period. Operating expense for the first nine months of 2002 reflected the benefit of a $19 million reduction in reserves that were originally established in 2001 largely related to a previously reported plan to consolidate selected facilities as discussed below. The decline in operating expenses compared with the first nine months of 2002 was primarily due to reductions in staff and contract programmers as well as the impact of the sale of the retirement services business effective June 30, 2003 and reflected the initiatives launched in the second half of 2002 designed to improve efficiency. These included such projects as consolidating transfer agency platforms, increasing automation and executing planned facilities consolidations. In 2003, PFPC expects to reduce expenses by approximately $50 million before considering the impact of technology and new business reinvestment. Accordingly, the workforce has been reduced as average FTEs declined 13% for the first nine months of 2003 compared with the first nine months of 2002.

Notwithstanding these initiatives, market conditions in early 2003, a shift in product mix and the impact of client attrition, coupled with the cost of technology and infrastructure enhancements, continued to exert pressure on operating margins. Margins are expected to remain under pressure at least until equity markets and investor sentiment and demand improve for a sustained period.

PFPC's performance is partially dependent on the underlying performance of its mutual fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that its clients' businesses are adversely affected by on-going governmental investigations into the practices of the mutual fund industry, PFPC's results could be impacted.

Also, the financial results for this business may be significantly impacted by the net gain or loss of large clients or groups of smaller clients and by shifts in client assets between higher and lower margin products. Over comparative periods, PFPC has been adversely impacted by depressed financial market conditions, a shift in client assets from equity to fixed income products and client attrition. Accordingly, given these conditions, management is continuing to challenge the revenue/expense relationship of this business. Additionally, PFPC is increasingly focused on retaining its long-standing clients, has recently renewed several existing relationships and has been awarded several new servicing contracts, partially offsetting the revenue impact of client attrition.

Operating income for the first nine months of 2003 reflected the accretion of a discounted client contract liability of $26 million. Accretion for the first nine months of 2002 was $25 million.

Increases in both accounting/administration and custody pooled investment assets at September 30, 2003 compared with the balances at September 30, 2002 resulted primarily from new business, asset inflows from existing clients and the continued upward trend in the equity markets during the second and third quarters of 2003. Total assets serviced by PFPC amounted to $1.5 trillion at September 30, 2003 and $1.3 trillion at September 30, 2002.

PFPC serviced approximately 21 million transfer agency shareholder accounts at September 30, 2003 compared with 28 million at September 30, 2002. The decline in transfer agency accounts in 2003 was primarily due to a loss of one large client in the first quarter. Subaccounting shareholder accounts serviced by PFPC totaled 29 million at September 30, 2003 compared with 24 million at September 30, 2002. The increase in subaccounting shareholder accounts serviced resulted from net new business and growth in existing client accounts.

In the fourth quarter of 2001, PFPC incurred $36 million in pretax charges related to a plan to consolidate certain facilities. The charges primarily reflected anticipated costs related to exiting certain lease agreements and the abandonment of related leasehold improvements. During the first nine months of 2003, the Corporation recognized a $7 million reduction of the related liability largely to reflect the write-off of certain leasehold improvements and other related assets consistent with the original consolidation plans. The remaining liability was $7 million at September 30, 2003.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME
Changes in net interest income and margin result from the interaction among the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and net interest margin. See Balance Sheet Highlights in the Overview section of this Financial Review and Statistical Information-Consolidated Average Balance Sheet and Net Interest Analysis for additional information.

PNC's adoption, effective July 1, 2003, of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") negatively impacted taxable-equivalent net interest income and net interest margin for both the first nine months and third quarter of 2003. As required by SFAS 150, the Corporation's mandatorily redeemable capital securities of subsidiary trusts (trust preferred securities) totaling $848 million were reclassified in the third quarter of 2003 from between the liabilities and shareholders' equity sections of the Consolidated Balance Sheet to borrowed funds. The dividends paid on these financial instruments, previously classified as noninterest expense, were recharacterized as interest expense. Reclassification of prior period amounts was not permitted under SFAS 150.

Taxable-equivalent net interest income was $1.543 billion and the net interest margin was 3.71% for the first nine months of 2003 compared with $1.683 billion and 4.00%, respectively, for the first nine months of 2002. The declines in taxable-equivalent net interest income and net interest margin compared with the first nine months of 2002 were primarily due to the impact of the lower interest rate environment in 2003 and a $.6 billion or 1% decrease in average interest-earning assets. Average interest-earning assets for the first nine months of 2003 included $1.6 billion recognized in connection with the adoption of FIN 46. Apart from the impact of FIN 46, the decline in average interest-earning assets reflected a $1.5 billion reduction in average loans held for sale, the prepayment of residential mortgages that reduced the average balance of residential mortgages by $1.8 billion, and a $1.2 billion decline in average commercial loans. Partially offsetting these declines in average interest-earning assets was an increase of $3.0 billion in securities available for sale, primarily United States government agency and mortgage-backed ("MBS"), and a $1.2 billion increase in average home equity loans compared with the first nine months of 2002. See Market Risk Management-Interest Rate Risk in the Risk Management section of this Financial Review for additional information.

The adoption of SFAS 150 decreased taxable-equivalent net interest income and net interest margin by $14 million and 3 basis points, respectively, for the first nine months of 2003. The adoption of FIN 46 increased taxable-equivalent net interest income by $29 million but, due to the comparatively narrower spread on the interest-earning assets that were consolidated, reduced the net interest margin by 4 basis points for the first nine months of 2003.

Taxable-equivalent net interest income totaled $514 million and the net interest margin was 3.49% for the third quarter of 2003 compared with $532 million and 3.88%, respectively, for the third quarter of 2002. Declines in taxable-equivalent net interest income and margin compared with the third quarter of 2002 reflected the lower interest rate environment in 2003. Apart from the $4.6 billion positive impact on average interest-earning assets due to the adoption of FIN 46, all other average interest-earning assets declined $.5 billion compared with the third quarter of 2002 due to prepayments on the residential mortgage loan portfolio and the continued downsizing of the institutional lending portfolio. A benefit from growth in average transaction deposits for the third quarter of 2003 compared with the prior year third quarter partially offset the impact of these declines on all other average interest-earning assets.

The adoption of SFAS 150 decreased third quarter 2003 taxable-equivalent net interest income and net interest margin by $14 million and 10 basis points, respectively. The adoption of FIN 46 increased taxable-equivalent net interest income by $29 million but, due to the comparatively narrower spread on the interest-earning assets that were consolidated, reduced the net interest margin by 9 basis points for the third quarter of 2003.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $143 million for the first nine months of 2003 compared with $244 million for the first nine months of 2002. The provision for credit losses for the third quarter of 2003 totaled $50 million compared with $73 million for the prior year third quarter. The provision for both the first nine months and third quarter of 2002 reflected additional reserves provided for Corporate Banking related to Market Street matters.

See Allowances for Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME
Noninterest income was $2.5 billion for the first nine months of 2003 compared with $2.4 billion for the first nine months of 2002. Third quarter 2003 noninterest income totaled $906 million compared with $771 million in the third quarter of 2002.

Asset management fees were $628 million for the first nine months of 2003, a decline of $23 million compared with the first nine months of 2002. Third quarter 2003 asset management fees increased $12 million, to $212 million, compared with the third quarter of 2002. Consolidated assets under management were $336 billion at September 30, 2003, an increase of $51 billion, or 18%, from September 30, 2002. Growth in fixed income assets managed by BlackRock attributable to net subscriptions and net market appreciation, partially offset by declines in equity assets, was the primary factor in the increase.

Fund servicing fees decreased $53 million, to $569 million, for the first nine months of 2003 compared with the year-ago period. Fund servicing fees decreased $5 million, to $188 million, for the third quarter of 2003 compared with the third quarter of 2002. The positive impact of new sales of accounting/administration services and offshore growth was overcome by revenue declines resulting from client attrition that impacted shareholder activity levels in both comparisons. While comparatively weaker equity market conditions negatively impacted the year-to-date comparison, improvement in the equity markets in the second and third quarters of 2003 mitigated the revenue decline in the quarter-over-quarter comparison. In addition, fund servicing revenue for the first nine months of 2002 included the benefit of approximately $13 million of fees related to the renegotiation of a client contract and an additional $9 million related to PFPC's retirement services business, which was sold effective June 30, 2003.

Service charges on deposits totaled $177 million for the first nine months of 2003, an increase of $11 million compared with the first nine months of 2002 due to a $2.2 billion increase in average transaction deposits, including a 4% increase in checking relationships over the prior year period. Service charges on deposits increased $3 million, to $60 million, for the third quarter of 2003 compared with the third quarter of 2002. The increases in both periods reflected higher volumes partially offset by lower monthly service charges due to higher sales of free checking.

Brokerage fees totaled $133 million for the first nine months of 2003, a decrease of $18 million compared with the comparable prior year period. The decrease is due to lower sales commissions and lower trading volumes that reflected the comparatively weaker equity markets in the first nine months of 2003. Brokerage fees increased $5 million, to $46 million, in the third quarter of 2003 compared with the third quarter of 2002 reflecting an upward trend in the equity markets in the 2003 period.

Consumer services revenue totaled $188 million for the first nine months of 2003, an increase of $10 million, or 6%, compared with the first nine months of 2002. Consumer service revenue totaled $65 million for the third quarter of 2003, an increase of $3 million, or 5%, compared with the third quarter of 2002. The increases in 2003 in both comparisons reflected additional fees from ATM transactions arising from growth in transaction volumes due to an increase in the number of ATM machines and additional fees from debit card transactions from higher transaction volumes.

As previously reported, Visa settled litigation earlier in 2003 with major retailers regarding pricing and usage of consumer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks. Although PNC was not a defendant in the litigation, the settlement will lower future revenue from certain debit card transactions beginning in the third quarter of 2003. Based on current cards issued and transaction mix and the reduced fee that became effective August 1, 2003, the lost revenue impact to PNC is estimated to be approximately $6 million in 2003.

Corporate services revenue totaled $362 million for the first nine months of 2003, a decline of $13 million compared with the first nine months of 2002. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale included in corporate services revenue totaled $53 million for the first nine months of 2003 and $95 million for the first nine months of 2002. Partially offsetting this decline were net gains on sales of commercial mortgages of $38 million for the first nine months of 2003, an increase of $20 million compared with the first nine months of 2002.

Corporate services revenue was $132 million for the third quarter of 2003 compared with $108 million for the third quarter of 2002. Net gains on sales of commercial mortgages were $15 million for the third quarter of 2003 and $5 million for the third quarter of 2002. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale increased $6 million, to $23 million, in the third quarter of 2003 compared with the third quarter of 2002.

Equity management (private equity activities) net losses on portfolio investments were $25 million for the first nine months of 2003 compared with net losses of $37 million for the first nine months of 2002. For the third quarter of 2003, equity management losses totaled $4 million compared with net losses of $22 million for the prior year quarter.

Net securities gains totaled $101 million for the first nine months of 2003 compared with $88 million for the first nine months of 2002. Net securities gains for the first nine months of 2003 included $25 million related to the liquidation in the first quarter of 2003 of the three entities formed in 2001 in the PAGIC transactions. Net securities gains totaled $19 million for the third quarter of 2003 and $68 million for the third quarter of 2002.

Noninterest income from investments held by certain variable interest entities totaled $96 million for the first nine months and third quarter of 2003 due to PNC's adoption of FIN 46.

Other noninterest income totaled $248 million for the first nine months of 2003, an increase of $11 million compared with the first nine months of 2002. Other noninterest income was $92 million for the third quarter of 2003, an increase of $28 million from the third quarter of 2002. The first nine months of 2002 reflected the impact of a $14 million gain on the sale of a real estate investment. Net trading income included in other noninterest income increased $19 million, to $96 million, for the first nine months of 2003 compared with the first nine months of 2002 and increased $12 million, to $36 million, in the third quarter of 2003 compared with the prior year quarter. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

PRODUCT REVENUE
Treasury management, capital markets and equipment leasing products offered through Corporate Banking are marketed by several businesses across the Corporation. A portion of the revenue and expense related to these products is reflected in Corporate Banking and the remainder is reflected in the results of other businesses. Consolidated revenue from treasury management products was $261 million for the first nine months of 2003, up $4 million compared with the first nine months of 2002 as the benefit of higher sales activity was mostly offset by the impact of lower interest rates on compensating deposit balances. Consolidated revenue from capital markets products was $87 million for the first nine months of 2003, a decrease of $1 million compared with the same period in 2002 primarily due to lower transaction volume attributable to the comparatively weaker market conditions in year-to-date 2003. Consolidated revenue from equipment leasing products was $62 million for the first nine months of 2003 compared with $58 million for the first nine months of 2002.

NONINTEREST EXPENSE
Total noninterest expense was $2.6 billion for the first nine months of 2003, an increase of $190 million, or 8%, compared with the first nine months of 2002. The efficiency ratio was 65% for the first nine months of 2003 and 59% for the first nine months of 2002. Noninterest expense for the first nine months of 2003 included $120 million of expenses recognized in connection with the second quarter 2003 DOJ agreement, including $5 million of related legal and consulting costs. Also, noninterest expense for the first nine months of 2003 included $29 million of costs paid in connection with the liquidation of the three entities formed in 2001 in the PAGIC transactions and a facilities charge of $23 million related to leased space consistent with the requirements of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The impact of the costs incurred in connection with the liquidation of the entities formed in 2001 in the PAGIC transactions on first nine months 2003 pretax income was mostly offset by related net securities gains included in noninterest income. Total noninterest expense for the first nine months of 2003 also included $28 million of expenses resulting from PNC's adoption of FIN 46.

Noninterest expense for the first nine months of 2002 included a $16 million adjustment related to incentive and retention arrangements in the form of co-investment partnerships for certain equity management employees. In addition, noninterest expense for the first nine months of 2002 included the benefit of a $19 million pretax reduction in reserves for PFPC that were originally established in 2001 largely related to a previously reported plan to consolidate selected facilities that was recognized in the third quarter of 2002.

Total noninterest expense was $835 million for the third quarter of 2003, an increase of $45 million compared with the third quarter of 2002. The efficiency ratio was 59% for the third quarter of 2003 compared with 61% for the third quarter of 2002. The FIN 46 related expenses of $28 million are included in the third quarter 2003 amounts and the $19 million PFPC restructuring reserve reversal described above is reflected in the third quarter 2002 amounts.

The changes in total noninterest expense for both the first nine months and third quarter of 2003 compared with the corresponding 2002 periods also reflected the impact of the Corporation's 2003 efficiency initiative. A $66 million benefit from this initiative impacted the first nine months of 2003, including a $29 million benefit in the third quarter. Noninterest expense for both the first nine months and third quarter of 2003 was also impacted by costs related to reinvestment in new business initiatives and higher pension, stock option, incentive compensation and marketing expenses compared with the corresponding 2002 periods. See Defined Benefit Pension Plan in the Critical Accounting Policies And Judgments section of this Financial Review for further information regarding 2003 pension expense. See Note 1 Accounting Policies for further information regarding 2003 stock option expense. Stock option expense for the first nine months of 2003 has been less than previously anticipated due to the timing of option grants in 2003, the level of forfeitures, and other factors.

Management believes that the cost of executive risk insurance may increase significantly in 2004 relative to the current level. The Corporation expensed approximately $5 million related to this insurance in the first nine months of 2003.

Average employees totaled approximately 23,400 and 24,000 for the first nine months of 2003 and 2002, respectively. The decrease was mainly in PFPC, PNC Advisors and Regional Community Banking.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA
                                                     September 30    December 31
In millions                                                  2003           2002
--------------------------------------------------------------------------------
Assets
 Loans, net of unearned income                            $34,514        $35,450
 Securities                                                14,893         13,763
 Loans held for sale                                        1,531          1,607
 Other                                                     21,346         15,557
--------------------------------------------------------------------------------
    Total assets                                          $72,284        $66,377
Liabilities
  Funding sources                                         $59,386        $54,098
  Other                                                     4,644          4,302
--------------------------------------------------------------------------------
    Total liabilities                                      64,030         58,400
Minority and noncontrolling interests
  in consolidated entities                                  1,617            270
Capital securities                                                           848
Total shareholders' equity                                  6,637          6,859
--------------------------------------------------------------------------------
  Total liabilities, minority and
    noncontrolling interests, capital
    securities and shareholders' equity                   $72,284        $66,377
================================================================================

The Corporation's Consolidated Balance Sheet is presented on page 48 of this Form 10-Q.

Total assets were $72.3 billion at September 30, 2003 compared with $66.4 billion at December 31, 2002. PNC's adoption of FIN 46 resulted in increases in total assets of $6.5 billion, increases in total liabilities of $5.1 billion and increases in minority and noncontrolling interests in consolidated entities of $1.4 billion at September 30, 2003. The adoption of FIN 46 increased "Other" assets, "Funding sources" and "Other" liabilities as shown above by $6.5 billion, $4.9 billion and $.2 billion, respectively. Apart from FIN 46, the increase in total assets compared with year-end 2002 reflected changes in the mix of total assets as purchases of mortgage-backed and asset-backed securities more than offset a smaller loan portfolio and the continued liquidation of loans held for sale related to the institutional lending repositioning.

An analysis of changes in other balance sheet categories follows.

LOANS
Loans were $34.5 billion at September 30, 2003, a $.9 billion decrease from December 31, 2002 primarily due to run-off in the residential mortgage and auto lease portfolios partially offset by an increase in home equity loans.


DETAILS OF LOANS

                                                   September 30     December 31
In millions                                                2003            2002
--------------------------------------------------------------------------------
Commercial
 Retail/wholesale                                        $4,093          $4,161
 Manufacturing                                            3,618           3,454
 Service providers                                        1,865           1,906
 Real estate related                                      1,454           1,481
 Financial services                                       1,251           1,218
 Communications                                              68             124
 Health care                                                413             458
 Other                                                    1,861           2,185
--------------------------------------------------------------------------------
    Total commercial                                     14,623          14,987
--------------------------------------------------------------------------------
Commercial real estate
 Real estate project                                      1,429           1,750
 Mortgage                                                   464             517
--------------------------------------------------------------------------------
    Total commercial real estate                          1,893           2,267
--------------------------------------------------------------------------------
Consumer
 Home equity                                              9,486           8,108
 Automobile                                                 522             484
 Other                                                    1,151           1,262
--------------------------------------------------------------------------------
    Total consumer                                       11,159           9,854
--------------------------------------------------------------------------------
Residential mortgage                                      2,894           3,921
Lease financing
 Equipment                                                3,684           3,560
 Vehicle                                                    934           1,521
--------------------------------------------------------------------------------
    Total lease financing                                 4,618           5,081
--------------------------------------------------------------------------------
Other                                                       363             415
Unearned income                                          (1,036)         (1,075)
--------------------------------------------------------------------------------
    Total, net of unearned income                       $34,514         $35,450
================================================================================

Loan portfolio composition continued to be diversified across PNC's footprint among numerous industries and types of businesses.

Wholesale commercial loan portfolio composition based on the total of loans and unfunded commitments remained concentrated in investment grade equivalent exposure and secured lending. The portfolio demonstrated further diversification of exposure to client relationships with greater than $50 million in loans and unfunded commitments totaling $12.7 billion at September 30, 2003. Of the total exposure to relationships with greater than $50 million in loans and unfunded commitments at September 30, 2003, 73% was investment grade equivalent.

WHOLESALE LENDING STATISTICS

                                                      September 30  December 31
Dollars in millions                                           2003         2002
--------------------------------------------------------------------------------
Portfolio composition-total exposure
   Investment grade equivalent                                  52%          52%
   Non-investment grade (secured lending)                       25           24
   Non-investment grade                                         23           24
--------------------------------------------------------------------------------
     Total                                                     100%         100%
--------------------------------------------------------------------------------
Client relationships greater than $50 million-total
  exposure                                                 $12,662      $13,392
Client relationships greater than $50 million-customers        139          140
--------------------------------------------------------------------------------

The equipment lease financing portfolio totaled $3.7 billion at September 30, 2003 and included approximately $1.7 billion of cross-border leases. These leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. Aggregate residual value at risk on the total commercial lease portfolio at September 30, 2003 was $1.2 billion. Steps have been taken to mitigate $.7 billion of this residual risk, leaving $.5 billion of unmitigated risk.

At September 30, 2003, loans of $34.5 billion included $.9 billion of vehicle leases, net of unearned income, and $10 million of commercial and commercial real estate loans that have been designated for exit. PNC's vehicle leasing business, which has been designated for exit, is comprised of vehicle leases with an aggregate residual value of $.7 billion and $.2 billion of estimated future customer lease payments. As of September 30, 2003, the active vehicle leases scheduled to mature are as follows.

VEHICLE LEASE MATURITY SCHEDULE


                                         Number of Active       Associated
Scheduled Maturity Date(a)                Vehicle Leases     Residual Values(b)
--------------------------------------------------------------------------------
Fourth quarter of 2003                         5,700                $102
2004                                          20,100                 331
2005                                          12,300                 170
2006                                           5,900                  66
--------------------------------------------------------------------------------
 Total                                        44,000                $669
================================================================================

(a) The approximate number of active leases scheduled to mature in 2007 is less than 100.
(b)  In millions.

A fourth quarter 2001 charge of $135 million in connection with the vehicle leasing business included exit costs and additions to reserves related to insured residual value exposures. At September 30, 2003, the related liability was $118 million. Until the remaining leases mature, the Corporation will continue to be subject to risks inherent in the vehicle leasing business, including credit risk and the risk that vehicles returned during or at the conclusion of the lease term cannot be disposed of at a price at least equal to the Corporation's remaining investment in the vehicles after application of any available residual value insurance or related reserves. The assumptions that were used to establish these reserves in 2001 are monitored and evaluated on an ongoing basis. Accordingly, these reserves were considered adequate at September 30, 2003.

NET UNFUNDED COMMITMENTS

                                                     September 30    December 31
In millions                                                  2003           2002
--------------------------------------------------------------------------------
Commercial                                                $16,832        $19,525
Commercial real estate                                        746            718
Consumer                                                    5,551          5,372
Lease financing                                               118            103
Purchased customer receivables                                931
Other                                                         134            125
Institutional lending repositioning                           352          1,015
--------------------------------------------------------------------------------
 Total                                                    $24,664        $26,858
================================================================================

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.3 billion at September 30, 2003 and $6.2 billion at December 31, 2002.

Net outstanding letters of credit totaled $3.9 billion at September 30, 2003 and $3.7 billion at December 31, 2002 and consisted primarily of standby letters of credit that commit the Corporation to make payments on behalf of customers if specified future events occur.

At September 30, 2003, purchased customer receivables totaled $2.5 billion related to Market Street and due to PNC's adoption of FIN 46. Unfunded commitments related to purchased customer receivables totaled $931 million at September 30, 2003. See Early Adoption of FIN 46 in the "Off-Balance Sheet" Activities section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

SECURITIES
Total securities were $14.9 billion at September 30, 2003 compared with $13.8 billion at December 31, 2002. Securities represented 21% of total assets at both September 30, 2003 and December 31, 2002. The increase in total securities compared with December 31, 2002 was primarily due to purchases during the first nine months of 2003 of United States government agency and MBS partially offset by the sale of securities classified as held to maturity at December 31, 2002.

At September 30, 2003, the securities available for sale balance included a net unrealized gain of $96 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million. Changes in the fair value of securities available for sale reflect an inverse relationship with changes in interest rates. If interest rates rise subsequent to September 30, 2003, such movement, if sustained, will adversely impact the fair value of securities available for sale at December 31, 2003 compared with the balance at September 30, 2003. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders' equity as accumulated other comprehensive income or loss, net of tax. The expected weighted-average life of securities available for sale was 2 years and 9 months at September 30, 2003 and 2 years and 8 months at December 31, 2002.

Management estimates the effective duration of securities available for sale is 2.7% for an immediate 50 basis points parallel increase in interest rates and 2.4% for an immediate 50 basis points parallel decrease in interest rates.

MBS comprise 49% of available for sale securities or $7.2 billion. These securities are predominantly CMOs (collateralized mortgage obligations) and securitized pools of hybrid adjustable rate mortgages. The Corporation has limited holdings of fixed rate MBS. As of September 30, 2003, the fair values of 15- and 30-year fixed rate MBS were $800 million and $37 million, respectively.

Securities classified as held to maturity are carried at amortized cost. Securities classified as held to maturity at September 30, 2003 were due to the adoption of FIN 46 and are related to Market Street. Securities classified as held to maturity at December 31, 2002 were assets of companies formed in 2001 in transactions with AIG that were consolidated in PNC's financial statement. In January 2003, these securities were sold and these companies were liquidated. The expected weighted-average life of securities held to maturity was 2 years and 10 months at September 30, 2003 and 20 years and 2 months at December 31, 2002.

DETAILS OF SECURITIES

                                                        Amortized           Fair
In millions                                                  Cost          Value
--------------------------------------------------------------------------------
SEPTEMBER 30, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies                    $1,913        $1,939
   Mortgage-backed                                           7,255         7,241
   Commercial mortgage-backed                                2,595         2,678
   Asset-backed                                              2,487         2,486
   State and municipal                                          76            75
   Other debt                                                   57            60
Corporate stocks and other                                     412           412
--------------------------------------------------------------------------------
   Total securities available for sale                     $14,795       $14,891
--------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   Asset-backed                                                 $2            $2
--------------------------------------------------------------------------------
   Total securities held to maturity                            $2            $2
================================================================================
December 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
   U.S. Treasury and government agencies                      $813          $826
   Mortgage-backed                                           6,110         6,216
   Commercial mortgage-backed                                2,806         2,887
   Asset-backed                                              2,699         2,780
   State and municipal                                          61            63
   Other debt                                                   58            61
Corporate stocks and other                                     597           585
--------------------------------------------------------------------------------
   Total securities available for sale                     $13,144       $13,418
--------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
Debt securities
   U.S. Treasury and government agencies                      $276          $309
   Asset-backed                                                  8             8
   Other debt                                                   61            61
--------------------------------------------------------------------------------
   Total securities held to maturity                          $345          $378
================================================================================

LOANS HELD FOR SALE
Loans held for sale were $1.5 billion at September 30, 2003 compared with $1.6 billion at December 31, 2002. The decline in loans held for sale from December 31, 2002 reflected the continued liquidation of the institutional lending portfolio, partially offset by an increase in education loans held for sale. Substantially all education loans are classified as loans held for sale. Generally, education loans are sold when the loans go into repayment status.


DETAILS OF LOANS HELD FOR SALE

                                                    September 30     December 31
In millions                                                 2003            2002
--------------------------------------------------------------------------------
Education loans                                           $1,140          $1,035
Total institutional lending
  repositioning                                               98             298
Other                                                        293             274
--------------------------------------------------------------------------------
      Total loans held for sale                           $1,531          $1,607
================================================================================

Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are included in the Wholesale Banking sections of the Review of Businesses within this Financial Review. A rollforward of the institutional lending held for sale portfolio follows:

ROLLFORWARD OF INSTITUTIONAL LENDING HELD FOR SALE PORTFOLIO

In millions                                     Credit Exposure    Outstandings
--------------------------------------------------------------------------------
January 1, 2003                                            $626            $298
Additions                                                                     5
Sales                                                      (141)            (76)
Payments and other exposure
  reductions                                               (304)           (110)
Valuation adjustments, net                                  (31)            (19)
--------------------------------------------------------------------------------
  September 30, 2003                                       $150             $98
================================================================================

During the third quarter and first nine months of 2003, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $23 million and $53 million, respectively. The corresponding amounts for 2002 were $17 million for the third quarter and $95 million for the first nine months. Details by Wholesale Banking business for 2003 follow:

INSTITUTIONAL LENDING HELD FOR SALE ACTIVITY

Three months ended
September 30, 2003                         Net gains on   Valuation
In millions                                 liquidation adjustments       Total
--------------------------------------------------------------------------------
Corporate Banking                                   $19         $(2)         $17
PNC Real Estate Finance                               3           3            6
--------------------------------------------------------------------------------
    Total                                           $22          $1          $23
================================================================================


Nine months ended
September 30, 2003                         Net gains on   Valuation
In  millions                                liquidation adjustments        Total
--------------------------------------------------------------------------------
Corporate Banking                                   $71        $(24)         $47
PNC Real Estate Finance                              11          (4)           7
PNC Business Credit                                   2          (3)          (1)
--------------------------------------------------------------------------------
    Total                                           $84         $(31)        $53
================================================================================

FUNDING SOURCES
Total funding sources were $59.4 billion at September 30, 2003 and $54.1 billion at December 31, 2002, an increase of $5.3 billion corresponding to an increase of $5.9 billion in total assets and an increase in accrued expenses and other liabilities of $.3 billion. Total deposits increased $.5 billion from December 31, 2002 due to an increase in demand and money market deposits partially offset by a reduction in higher yielding retail certificates of deposit due to maturities occurring in the first nine months of 2003. Total borrowed funds increased $4.7 billion from December 31, 2002. This increase reflected the recognition of commercial paper totaling $2.5 billion and liabilities of certain variable interest entities of $2.4 billion due to PNC's adoption of FIN

46. The increase in borrowed funds also reflected the reclassification of $.8 billion of mandatorily redeemable capital securities of subsidiary trusts from between the Liabilities and Shareholders' Equity sections of the Consolidated Balance Sheet in accordance with PNC's adoption of SFAS No. 150 effective July 1, 2003. Restatement of prior period amounts was not permitted under SFAS No.
150. These increases were partially offset by a decrease in bank notes and senior debt maturities during the first nine months of 2003.

DETAILS OF FUNDING SOURCES

                                                     September 30    December 31
In millions                                                  2003           2002
--------------------------------------------------------------------------------
Deposits
   Demand and money market                                $34,712        $32,349
   Savings                                                  2,110          2,014
   Retail certificates of deposit                           8,337          9,839
   Other time                                                 264            317
   Deposits in foreign offices                                100            463
--------------------------------------------------------------------------------
     Total deposits                                        45,523         44,982
--------------------------------------------------------------------------------
Borrowed funds
   Federal funds purchased                                    881             38
   Repurchase agreements                                    1,048            814
   Bank notes and senior debt                               2,839          4,400
   Federal Home Loan Bank borrowings                        1,127          1,256
   Subordinated debt                                        1,980          2,423
   Mandatorily redeemable capital
       securities of subsidiary trusts                        848
   Commercial paper                                         2,483
   Liabilities of certain variable
       interest entities                                    2,415
   Other borrowed funds                                       242            185
--------------------------------------------------------------------------------
     Total borrowed funds                                  13,863          9,116
--------------------------------------------------------------------------------
   Total                                                  $59,386        $54,098
================================================================================

SHAREHOLDERS' EQUITY
Total shareholders' equity was $6.6 billion at September 30, 2003 compared with $6.9 billion at December 31, 2002. The decline in total shareholders' equity compared with the balance at December 31, 2002 reflected the impact of the Corporation's repurchase of 9.8 million shares of common stock in the first nine months of 2003 at a total cost of $452 million and a decline in accumulated other comprehensive income that more than offset an increase in retained earnings during this period.

The access to and cost of funding new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution's capital strength. Supervision and regulation is discussed in more detail in the Business section of the 2002 Form 10-K. At September 30, 2003, each banking subsidiary of the Corporation was considered "well capitalized" based on regulatory capital ratio requirements.


RISK-BASED CAPITAL

                                                  September 30     December 31
Dollars in millions                                       2003            2002
--------------------------------------------------------------------------------
Capital components
   Shareholders' equity
     Common                                             $6,628          $6,849
     Preferred                                               9              10
   Trust preferred capital securities                      848             848
   Minority interest                                       246             234
   Goodwill and other intangibles                       (2,498)         (2,446)
   Net unrealized securities gains                         (63)           (179)
   Net unrealized gains on cash flow
     hedge derivatives                                     (77)           (135)
   Equity investments in
       nonfinancial companies                              (33)            (34)
  Other, net                                               (20)            (26)
--------------------------------------------------------------------------------
     Tier 1 risk-based capital                           5,040           5,121
   Subordinated debt                                     1,142           1,350
   Minority interest                                                        36
   Eligible allowance for credit losses                    741             726
--------------------------------------------------------------------------------
   Total risk-based capital                             $6,923          $7,233
================================================================================
Assets
   Risk-weighted assets, including
     off-balance sheet instruments and
     market risk equivalent assets                     $61,465         $58,030
   Adjusted average total assets                        68,705          62,967
================================================================================
Capital ratios
   Tier 1 risk-based                                       8.2%            8.8%
   Total risk-based                                       11.3            12.5
   Leverage                                                7.3             8.1
================================================================================


The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Common shares outstanding at September 30, 2003 were 277.3 million. PNC's current stock repurchase program permits the purchase of up to 35 million shares of common stock through February 29, 2004. PNC purchased 3.2 million common shares under this program during the third quarter of 2003 at a total cost of $152 million. During the first nine months of 2003, 9.8 million shares were repurchased at a total cost of $452 million. The extent and timing of share repurchases during the remainder of the year will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital and the potential impact on PNC's credit rating. A total of 10.1 million common shares have been repurchased under this program from inception through September 30, 2003.

In October 2003, the Corporation's Board of Directors approved a four percent increase in the quarterly cash dividend on common stock, to 50 cents a share.

"OFF-BALANCE SHEET" ACTIVITIES
As previously reported, PNC has reputational, legal, operational and fiduciary risks in virtually every area of its business, a portion of which are not reflected in assets and liabilities recorded on the balance sheet. These activities are part of the banking business and would be found in most larger financial institutions with the size and activities of PNC. Most of these involve financial products distributed to customers, trust and custody services, and servicing, processing and funds transfer services, and the amounts involved can be quite large in relation to the Corporation's assets, equity and earnings. See "Off-Balance Sheet Activities" in the Risk Management section of the Financial Review included in the 2002 Form 10-K for further information.

EARLY ADOPTION OF FIN 46
In October 2003, the Financial Accounting Standards Board announced that the effective date of FIN 46 was deferred from July 1, 2003 to December 31, 2003 for interests held by public companies in all variable interest entities created prior to February 1, 2003. However, PNC, as permitted, elected to adopt the accounting provisions of FIN 46 as of the original July 1, 2003 implementation date by consolidating those variable interest entities currently subject to the standard and of which PNC is considered the primary beneficiary.

A number of variable interest entities that previously represented "off-balance sheet" activities of the Corporation were consolidated by PNC upon adoption of FIN 46:

- Market Street Funding Corporation, a multi-seller asset-backed commercial paper conduit that is independently owned and managed, was consolidated as PNC Bank, N.A. is the primary beneficiary since it receives a majority of the expected residual returns and would absorb a majority of any expected losses of the conduit. This entity is reflected in the results of Corporate Banking.

- BlackRock acts as collateral manager for six collateralized debt obligation ("CDO") funds, including a collateralized loan obligation fund which closed on September 30, 2003. BlackRock is considered the primary beneficiary given its role as collateral manager since it receives a majority of the expected residual returns in the form of non-fixed, market-based fees from the funds.

- PNC Real Estate Finance makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit. PNC Real Estate Finance is considered the primary beneficiary of those entities in which PNC owns in excess of 50 percent of the limited partnership interests. Additionally, PNC Real Estate Finance is a national syndicator of affordable housing equity and is the general partner in these structures. In certain of these transactions, PNC is considered the primary beneficiary as it receives a majority of the expected residual returns through the receipt of fees.

- The Hawthorn division of PNC Advisors manages a number of private investment funds organized as limited partnerships ("Private Funds"). These entities were consolidated as PNC was determined to be the primary beneficiary since it receives a majority of the expected residual returns in the form of fees received from these entities.

A Consolidating Statement of Income for the three months ended September 30, 2003 and a Consolidating Balance Sheet as of September 30, 2003 are included on the following pages to indicate the impact of the adoption of FIN 46 on a line item basis.

In connection with the deferral of the effective date of FIN 46, the FASB is continuing to evaluate the scope of entities covered and other implementation issues related to FIN 46. Therefore, any modifications or refinement of the current FIN 46 guidance provided by the FASB could result in the consolidation of additional entities or the deconsolidation of entities previously included in PNC's consolidated financial statements.

See Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information regarding the Corporation's adoption of FIN 46.

IMPACT OF FIN 46
CONSOLIDATING STATEMENT OF INCOME (Unaudited)


                                                                                 Impact of FIN 46
                                                         --------------------------------------------------------------
                                          Results before     Market                  Hawthorn   Affordable
For the three months ended September 30, 2003   adoption     Street     BlackRock     Private      Housing Eliminations Results as
In millions                                    of FIN 46    Funding          CDOs       Funds Partnerships    and Other   reported
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                             $477                                                                      $477
Securities                                           136                                   $4                                  140
Loans held for sale                                    8                                                                         8
Purchased customer receivables                                  $11                                                             11
Investments held by certain
   variable interest entities                                               $48                                                 48
Other                                                 33                                               $1                       34
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                             654         11          48             4           1                      718
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                             106                                                                       106
Borrowed funds                                        51                                                                        51
Capital securities                                    14                                                                        14
Commercial paper                                                  7                                                              7
Liabilities of certain
   variable interest entities                                                24             1           3                       28
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                            171          7          24             1           3                      206
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                               483          4          24             3          (2)                     512
Provision for credit losses                           50                                                                        50
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income less
      provision for credit losses                    433          4          24             3          (2)                     462
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Asset management                                     217                     (5)                                               212
Fund servicing                                       188                                                                       188
Service charges on deposits                           60                                                                        60
Brokerage                                             46                                                                        46
Consumer services                                     65                                                                        65
Corporate services                                   135         (3)                                                           132
Equity management                                     (4)                                                                       (4)
Net securities gains                                  19                                                                        19
Investments held by certain variable
   interest entities                                                         14            73            9                      96
Other                                                 92                                                                        92
-----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                          818         (3)          9            73            9                     906
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Staff expense                                        447                                    4                       $1         452
Net occupancy                                         63                                                                        63
Equipment                                             67                                                                        67
Marketing                                             16                                                                        16
Other                                                214          1           2             3           18          (1)        237
-----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                         807          1           2             7           18                     835
-----------------------------------------------------------------------------------------------------------------------------------
Income before minority and noncontrolling interests
   and income taxes                                  444                     31            69          (11)                    533
Minority and noncontrolling interests in income
   of consolidated entities                           13                     31            69          (11)         (2)        100
Income taxes                                         152                                                                       152
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                       $279                                                            $2        $281
-----------------------------------------------------------------------------------------------------------------------------------

IMPACT OF FIN 46
CONSOLIDATING BALANCE SHEET  (Unaudited)

                                                                                Impact of FIN 46
                                                         --------------------------------------------------------------
                                          Results before     Market                  Hawthorn   Affordable
At September 30, 2003                           adoption     Street     BlackRock     Private      Housing Eliminations Results as
In millions, except par value                  of FIN 46    Funding          CDOs       Funds Partnerships    and Other   reported
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                           $3,148                     $148        $315          $3                  $3,614
Other short-term investments                       2,533                       57                                           2,590
Loans held for sale                                1,531                                                                    1,531
Securities                                        14,891         $2                                                        14,893
Loans, net of unearned income of $1,037           34,600        (86)                                                       34,514
   Allowance for credit losses                      (649)         1                                                          (648)
-----------------------------------------------------------------------------------------------------------------------------------
   Net loans                                      33,951        (85)                                                       33,866
Goodwill                                           2,385                                                                    2,385
Other intangible assets                              311                                                                      311
Purchased customer receivables                                2,481                                                         2,481
Investments held by certain variable
  interest entities                                                         2,318                                           2,318
Other                                              7,084         (1)           41         727         467        ($23)      8,295
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                  $65,834     $2,397        $2,564      $1,042        $470        ($23)    $72,284
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
   Noninterest-bearing                           $12,118                                                                  $12,118
   Interest-bearing                               33,491       ($86)                                                       33,405
-----------------------------------------------------------------------------------------------------------------------------------
      Total deposits                              45,609        (86)                                                       45,523
Borrowed funds
   Federal funds purchased                           881                                                                      881
   Repurchase agreements                           1,048                                                                    1,048
   Bank notes and senior debt                      2,839                                                                    2,839
   Federal Home Loan Bank borrowings               1,127                                                                    1,127
   Subordinated debt                               1,980                                                                    1,980
   Mandatorily redeemable capital
      securities of subsidiary trusts                848                                                                      848
   Commercial paper                                           2,483                                                         2,483
   Liabilities of certain variable
          interest entities                                                $2,141        $114        $160                   2,415
   Other borrowed funds                              188                       54                                             242
-----------------------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                         8,911      2,483         2,195         114         160                  13,863
Allowance for unfunded loan
   commitments and letters of credit                  89                                                                       89
Accrued expenses                                   2,214                       14                                           2,228
Other                                              2,128                       87          36          76                   2,327
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                              58,951      2,397         2,296         150         236                  64,030
-----------------------------------------------------------------------------------------------------------------------------------
Minority and noncontrolling interests in
   consolidated entities                             246                      268         892         234         ($23)     1,617
SHAREHOLDERS' EQUITY
Common stock - $5 par value
  Authorized 800 shares, issued 353 shares         1,764                                                                    1,764
Capital surplus                                    1,110                                                                    1,110
Retained earnings                                  7,507                                                                    7,507
Deferred benefit expense                             (24)                                                                     (24)
Accumulated other comprehensive income               147                                                                      147
Common stock held in treasury
    at cost:  76 shares                           (3,867)                                                                  (3,867)
-----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                      6,637                                                                    6,637
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities, minority and
     noncontrolling interests and
     shareholders' equity                        $65,834     $2,397        $2,564      $1,042        $470         ($23)   $72,284
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL AND OTHER RATIOS
Tier 1 Risk-based(a)                                 8.9%                     (.5)%       (.1)%       (.1)%                   8.2%
Total Risk-based(a)                                 12.3                      (.7)        (.2)        (.1)                   11.3
Leverage                                             8.0        (.3)%         (.2)        (.1)        (.1)                    7.3
Shareholders' equity to total assets               10.08       (.34)         (.36)       (.15)       (.06)         .01%      9.18
Common shareholders' equity to total assets        10.07       (.34)         (.36)       (.15)       (.06)         .01       9.17
Return on average assets                            1.68       (.06)         (.05)       (.02)                     .01       1.56
-----------------------------------------------------------------------------------------------------------------------------------

(a) Regulatory capital relief has been granted through April 1, 2004 with respect to consolidation of the Market Street conduit.

RISK FACTORS

The Corporation is subject to a number of risks including, among others, those described below, in the Consolidated Balance Sheet Review, Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of this Financial Review and elsewhere in this report. The Business section of the 2002 Form 10-K describes a number of risks applicable to the Corporation, including: business and economic conditions, supervision and regulation, monetary and other policies, competition, disintermediation, asset management performance, fund servicing, acquisitions, and terrorist activities and international hostilities. Reference is made to the 2002 Form 10-K for a detailed description of these risks which continue to have the potential to impact the Corporation's business, financial condition and results of operations. In addition, reference is made to the Corporation's Current Report on Form 8-K dated June 2, 2003 (including the exhibits to that report) for a discussion of the risks associated with the DOJ agreement, including the risk of additional expenses and collateral costs and consequences.

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

See Note 2 Variable Interest Entities of this report for further information regarding investments in variable interest entities that are accounted for under FIN 46.

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

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $530 million, or 82%, of the total allowance for credit losses at September 30, 2003 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. See the Credit Risk Management section in the Risk Management section of this Financial Review and
Note 9 Allowances For Credit Losses And Unfunded Loan Commitments And Letters of Credit for additional information.

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

The expense associated with the pension plan is calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and utilizes assumptions and methods consistent with the provisions of SFAS 87, including a policy of reflecting trust assets at their fair market value. The expense is not significantly affected by the discount rate or compensation increase assumptions, but is significantly affected by the expected return on asset assumption, which was adjusted from 9.5% to 8.5% for 2003, increasing expense by approximately $10 million. The expense is also significantly affected by actual trust returns, with each one percentage point difference in actual return versus the expectation causing the following year's expense to increase, given the current financial position of the plan, by as much as $2 million. Management currently estimates 2003 expense for the pension plan to be approximately $50 million, compared with $15 million for 2002. Actual pension expense for the first nine months of 2003 totaled $37 million. Previous years' investment results and the change in expected return on asset assumption are the primary reasons for estimated increase in pension expense in 2003. Expense for 2004 will primarily depend on actual trust returns during 2003.

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

RISK MANAGEMENT

The Corporation encounters risk as part of the normal course of its business and designs risk management processes to help manage these risks. This section will first provide an overview of the governance structure, measurement, control strategies, and monitoring aspects of the Corporation's corporate-level risk management processes generally. Following this discussion is an analysis of the same aspects of the risk management process for what management views as the Corporation's primary areas of risk: credit, operational, liquidity, and market. The Corporation's use of financial and other derivatives as part of its overall asset and liability risk management process is also addressed within the Risk Management section of this report. In appropriate places within this section, historical performance is also addressed.

OVERVIEW
As a financial services organization, the Corporation takes a certain amount of risk in every business decision. For example, every time the Corporation opens an account or approves a loan for a customer, processes a payment, hires a new employee, or implements a new computer system, the Corporation incurs a certain amount of risk. As an organization, the Corporation must balance revenue generation and profitability with the risks associated with its business activities. Risk management is not about eliminating risks, but about accepting risks that are expected to optimize shareholder value and that the Corporation should effectively manage.

The key to effective risk management is to be proactive in seeking to identify, measure, control, and monitor risk on an ongoing basis. Risk management practices support decision-making, improve the success rate for new initiatives, and strengthen the organization.

CORPORATE-LEVEL RISK MANAGEMENT OVERVIEW

GOVERNANCE STRUCTURE
Risk management is supported through a governance structure at the Board and management level, and through a risk organization structure at both the corporate and business unit level. These structures are designed to provide active and effective management of risks.

Although the Board as a whole is responsible generally for oversight of risk management, committees of the Board provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Board committees with primary responsibility for risk management oversight are as follows:


- Audit Committee: major financial risk exposures, compliance with legal and regulatory requirements, internal controls, and the Corporation's code of ethics
- Credit Committee: risk within the Corporation's lending and credit-related activities
- Finance Committee: the risk management process and internal control structure relating to interest rate and liquidity risks, trading activities, capital management activities, equity investments, and fiduciary activities
- Operations and Technology Committee: operations and operational risk management, and activities related to information technology and information security
- Nominating and Governance Committee: recommendation of nominees for the Corporation's Board and implementation of appropriate corporate governance practices

Management level risk committees are designed to help ensure that business decisions are executed within the Board's desired risk profile. The Executive Risk Management Committee ("ERMC"), consisting of senior management executives, provides oversight for the establishment and implementation of new comprehensive risk management initiatives, reviews risk profiles and discusses key risk issues. There are several other management-level risk management committees charged with various risk management oversight responsibilities.

Within each of the Corporation's major businesses, a business risk officer serves an important role by helping the business to identify risks and develop action plans to manage those risks. By acting as partners to business managers and corporate risk officers, business risk officers help ensure that strategic business goals, including acceptable levels of risk, are achieved.

The following tables outline the three primary corporate-level risk management areas:

--------------------------------------------------------------------------------
AREA              RISK MANAGEMENT
--------------------------------------------------------------------------------
EXECUTIVE         Chief Risk Officer
--------------------------------------------------------------------------------
KEY ROLES OF      -    Facilitates the identification,
CORPORATE TEAM         measurement, control and monitoring of
                       risk across the Corporation
                  -    Sets risk tolerance limits
                  -    Has authority to review and challenge
                       all risk-taking activities
                  -    Provides support and oversight to the
                       businesses
                  -    Identifies and implements risk
                       management best practices
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AREA              REGULATORY RELATIONS AND COMPLIANCE
--------------------------------------------------------------------------------
EXECUTIVES        Chief Regulatory Officer
                  Chief Compliance Officer
--------------------------------------------------------------------------------
KEY ROLES OF      -    Facilitates the identification,
CORPORATE TEAM         assessment and monitoring of
                       regulatory and compliance risk
                       throughout the Corporation
                  -    Facilitates relationships with
                       regulatory agencies and serves as
                       liaison to the businesses
                  -    Provides compliance support and
                       oversight at the corporate level and
                       to the businesses
                  -    Administers the Corporation's ethics
                       and business conduct programs
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AREA              LEGAL
--------------------------------------------------------------------------------
EXECUTIVES        Vice Chairman, Legal and Governance
                  General Counsel
--------------------------------------------------------------------------------
KEY ROLES OF      -    Facilitates the identification,
CORPORATE TEAM         assessment, and monitoring of legal
                       risk throughout the Corporation
                  -    Provides legal counsel to the
                       Corporation and across all businesses
                       and staff areas
--------------------------------------------------------------------------------

Each corporate risk management area is empowered and actively involved in risk identification, measurement, control and monitoring across the Corporation.

RISK MEASUREMENT
Risk measurement activities are conducted specific to the area of risk. Corporate risk management functional risk areas are involved in the development of models and analytic tools to evaluate the level of risk, providing a holistic approach to aggregating and understanding enterprise-wide risk. The primary vehicle for aggregation of enterprise-wide risk is a new comprehensive risk management methodology developed during 2003 that is based on economic capital. This primary risk aggregation measure is augmented with secondary measures of risk to arrive at an estimate of enterprise-wide risk. The economic capital framework is a measure of potential losses above and beyond expected losses. Potential one year losses are capitalized to a level commensurate with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses ("Credit Risk"), fluctuations of the estimated market value of financial instruments ("Market Risk") and other risks such as the failure of people, processes or systems ("Operational Risk"). Management has not traditionally used this methodology for determining economic capital in evaluating the performance of its business segments, and this methodology has not been used in the calculation of return on assigned capital for 2003 or 2002 business segment performance as disclosed in the Review of Businesses section of this Financial Review. Management currently plans to adopt this methodology for calculating economic capital in connection with the evaluation of each of the Corporation's business segment's performance in 2004.

RISK CONTROL STRATEGIES
Policy development and exception oversight is centrally managed through corporate-level risk management. Corporate risk management is authorized to take action to either prevent or mitigate exceptions to policies and is responsible for monitoring compliance with risk management policies. The Corporate Audit function performs an independent analysis of the internal control environment. Corporate Audit plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee. The Corporation uses a review process for significant new initiatives which requires the preparation of a business case, including a risk analysis, for review by an appropriate risk management committee.

RISK MONITORING
Corporate risk management reports on a regular basis to the Board regarding the enterprise risk profile of the Corporation. These reports aggregate and present the level of risk by type of risk and communicate significant risk issues, including performance relative to risk tolerance limits. Both the Board and the ERMC provide guidance on actions to address key risk issues as identified in these reports.

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

GOVERNANCE STRUCTURE
The credit lending businesses maintain direct responsibility for credit risk within the Corporation. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of the Corporation's credit risk and reports to the Chief Risk Officer. Corporate Credit Policy is responsible for establishing risk management policies as they relate to credit objectives and limits. Significant changes are reviewed with and approved by the Credit Committee of the Board. Centrally, Corporate Credit Policy monitors compliance with policies and commercial customer covenant compliance. Corporate Credit Policy is involved in the review of commercial loans and provides oversight to the underwriting standards for consumer lending activities. Credit account management staff report up through the Corporate Credit Policy organization and perform relationship transactional analysis and administration.

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

RISK MEASUREMENT
The Corporation actively measures sources of credit risk based on the calculated expected and unexpected losses in the portfolio. Expected loss is a component in calculating the appropriate level of the allowance for credit losses. See the Allowances for Credit Losses and Unfunded Commitments and Letters of Credit portion of this Credit Risk Management discussion. Unexpected loss seeks to capture the loss volatility in the portfolio and is the foundation for economic capital measurement at both the transaction and business level. Stress testing and scenario analyses are performed regularly, providing guidance to management on the potential impact of macroeconomic events on the level of credit risk.


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

Critical to the measurement of commercial credit risk is the accuracy of internal risk ratings in the commercial loan portfolio. Corporate Credit Policy reviews and if necessary adjusts risk ratings at the time of approval. If a credit relationship deteriorates subsequent to approval, problem commercial loans are reviewed with SAC. Additionally, an independent Credit Risk Review function, reporting directly to the Credit Committee of the Board, and indirectly to the Chief Risk Officer, performs regular analyses of the quality of credit risk management and level of credit risk.

RISK MONITORING
On a quarterly basis, Corporate Credit Policy reports on credit risk to the Credit Committee of the Board. Policy exceptions and compliance with portfolio limits are included within the report. Additionally, Credit Risk Review provides an independent assessment of the credit risk profile and the findings from targeted reviews. Each primary credit granting business presents a report on the current trends, key risk factors and credit strategy of the business to the Credit Committee of the Board.

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

NONPERFORMING ASSETS BY TYPE

                                                 September 30    December 31
Dollars in millions                                      2003           2002
--------------------------------------------------------------------------------
Nonaccrual loans
   Commercial                                            $286           $226
   Lease financing                                         15             57
   Commercial real estate                                   4              7
   Consumer                                                10             11
   Residential mortgage                                     8              7
--------------------------------------------------------------------------------
    Total nonaccrual loans                                323            308
Troubled debt restructured loan                             1              1
--------------------------------------------------------------------------------
    Total nonperforming loans                             324            309
Nonperforming loans held for sale(a)                       35             97
Foreclosed assets
   Lease                                                   18
   Residential mortgage                                     9              6
   Other                                                   10              6
--------------------------------------------------------------------------------
    Total foreclosed assets                                37             12
--------------------------------------------------------------------------------
 Total nonperforming assets                              $396           $418
================================================================================
Nonperforming loans to total loans                        .94%           .87%
Nonperforming assets to total loans,
   loans held for sale and foreclosed assets             1.10           1.13
Nonperforming assets to total assets                      .55            .63
================================================================================

(a) Includes troubled debt restructured loans held for sale of $9 million and $17 million as of September 30, 2003 and December 31, 2002, respectively.

Of the total nonperforming loans at September 30, 2003, 41% are related to PNC Business Credit. PNC Business Credit loans, including those acquired in the NBOC acquisition, are primarily secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion are classified as nonperforming. Historically, the Corporation has found that the collateralized nature of asset-based financing has resulted in lower losses relative to comparable commercial loans within the loan portfolio. The increase in nonaccrual loans since December 31, 2002 reflected additional credits in the manufacturing and service sectors partially offset by higher charge-offs and the transfer of a single airline industry credit to foreclosed assets as described below.

The above table excludes nonperforming equity management assets carried at estimated fair value of $38 million and $40 million at September 30, 2003 and December 31, 2002, respectively, and included in other assets on the Consolidated Balance Sheet. Nonperforming equity management assets at September 30, 2003 and December 31, 2002, include $7 million and $12 million, respectively, of troubled debt restructured assets.

The increase in foreclosed lease assets since December 31, 2002 primarily represented the Corporation's repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan.

The amount of nonperforming loans that were current as to principal and interest was $149 million at September 30, 2003 and $107 million at December 31, 2002. The amount of nonperforming loans held for sale that were current as to principal and interest was $5 million at September 30, 2003 and $46 million at December 31, 2002.

NONPERFORMING ASSETS BY BUSINESS

                                                      September 30   December 31
In millions                                                   2003          2002
--------------------------------------------------------------------------------
Regional Community Banking                                     $74           $82
Corporate Banking                                              168           187
PNC Real Estate Finance                                          3             2
PNC Business Credit                                            140           142
PNC Advisors                                                    11             5
--------------------------------------------------------------------------------
  Total nonperforming assets                                  $396          $418
================================================================================

At September 30, 2003, Corporate Banking and PNC Business Credit had nonperforming loans held for sale of $28 million and $7 million, respectively, which are included in the preceding table.

CHANGE IN NONPERFORMING ASSETS

In millions                                                  2003          2002
--------------------------------------------------------------------------------
January 1                                                    $418          $391
Purchases                                                      42
Transferred from accrual                                      356           711
Returned to performing                                         (4)          (27)
Principal reductions                                         (221)         (310)
Asset sales                                                   (34)         (145)
Charge-offs and valuation adjustments                        (161)         (211)
--------------------------------------------------------------------------------
   September 30                                              $396          $409
================================================================================

For the remainder of 2003, weakness in the economy or other factors that affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods.

ACCRUING LOANS AND LOANS HELD FOR SALE PAST DUE 90 DAYS OR MORE

                                    Amount       Percent of Total Outstandings
--------------------------------------------------------------------------------
                             Sept. 30   Dec. 31      Sept. 30     Dec. 31
Dollars in millions              2003      2002          2003        2002
--------------------------------------------------------------------------------
Commercial                        $25       $41           .17%        .27%
Commercial real estate              5        10           .26         .44
Consumer                           27        25           .24         .25
Residential mortgage               39        38          1.35         .97
Lease financing                     1         1           .03         .02
------------------------------------------------
 Total loans                       97       115           .28         .32
Loans held for sale                 8        32           .52        1.99
------------------------------------------------
 Total loans and
    loans held for sale          $105      $147           .29         .40
================================================================================

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms over the next six months, totaled $73 million and $14 million, respectively, at September 30, 2003. Approximately 49% of these loans are in the PNC Business Credit portfolio. Loans held for sale relate to the institutional lending repositioning.

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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                              September 30, 2003          December 31, 2002
                        --------------------------------------------------------
                                           Loans to                    Loans to
Dollars in millions         Allowance   Total Loans     Allowance   Total Loans
--------------------------------------------------------------------------------
Commercial                       $530          42.4%         $504          42.3%
Commercial
  real estate                      37           5.5            52           6.4
Consumer                           27          32.3            28          27.8
Residential mortgage                8           8.4            10          11.0
Lease financing
and other                          46          11.4            79          12.5
--------------------------------------------------------------------------------
     Total                       $648         100.0%         $673         100.0%
================================================================================

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $112 million at September 30, 2003 and $112 million at December 31, 2002 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 17% of the total allowance and .32% of total loans at September 30, 2003 and 17% of the total allowance and .32% of total loans at December 31, 2002. Enhancements and refinements to the reserve methodology during 2002 resulted in a reallocation of the allowance for credit losses among the Corporation's businesses and from unallocated to specific and pool categories.

The provision for credit losses for the first nine months of 2003 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of September 30, 2003 reflected changes in loan portfolio composition, the impact of refinements to the Corporation's reserve methodology and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

In millions                                                  2003          2002
--------------------------------------------------------------------------------
January 1                                                    $673          $560
Charge-offs                                                  (191)         (224)
Recoveries                                                     29            36
--------------------------------------------------------------------------------
   Net charge-offs                                           (162)         (188)
Provision for credit losses                                   143           244
Acquired allowance (NBOC acquisition)                                        41
Transfer of allowance to other assets                          (1)
Net change in allowance for unfunded
   loan commitments and letters of credit                      (5)           (9)
--------------------------------------------------------------------------------
   September 30                                              $648          $648
================================================================================

ROLLFORWARD OF ALLOWANCE FOR UNFUNDED LOAN
COMMITMENTS AND LETTERS OF CREDIT

In millions                                                  2003          2002
--------------------------------------------------------------------------------
January 1                                                     $84           $70
Net change in allowance for unfunded
   loan commitments and letters of credit                       5             9
--------------------------------------------------------------------------------
   September 30                                               $89           $79
================================================================================


The allowance as a percent of nonperforming loans and total loans was 200% and 1.88%, respectively, at September 30, 2003. The comparable 2002 percentages were 239% and 1.80%, respectively.

CHARGE-OFFS AND RECOVERIES

                                                                    Percent of
Nine months ended September 30                                 Net     Average
Dollars in  millions           Charge-offs  Recoveries Charge-offs       Loans
-------------------------------------------------------------------------------
2003
Commercial                            $115         $17         $98         .88%
Commercial real estate                   3                       3         .19
Consumer                                29           9          20         .26
Residential mortgage                     2           1           1         .04
Lease financing                         42           2          40        1.42
---------------------------------------------------------------------
   Total                              $191         $29        $162         .62
===============================================================================
2002
Commercial                            $167         $23        $144        1.20%
Commercial real estate                   2                       2         .11
Consumer                                30          11          19         .27
Residential mortgage                     5           1           4         .11
Lease financing                         20           1          19         .60
---------------------------------------------------------------------
   Total                              $224         $36        $188         .67
===============================================================================

Net charge-offs declined $26 million for the first nine months of 2003 compared with the first nine months of 2002. The decrease was primarily due to the impact of $88 million of charge-offs in 2002 related to Market Street that more than offset the impact of a $24 million charge-off in the second quarter of 2003 related to a single airline industry credit and a $28 million charge-off in the third quarter of 2003 in connection with a single wholesale goods/retail customer. Reserves had been provided for a substantial portion of each of these 2003 charge-offs at December 31, 2002 and June 30, 2003, respectively.

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

GOVERNANCE STRUCTURE
Each business unit holds primary responsibility for its operational risk management program, given that operational risk management is integral to direct business management and most easily affected at the business unit level. Corporate Operational Risk oversees the day-to-day operational risk management activities at PNC and reports to the Chief Risk Officer.

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

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk of potential for loss from an inability of the Corporation to meet its funding requirements at a reasonable cost. The objective of liquidity risk management is to help ensure that the Corporation can obtain cost-effective funding to meet current and future obligations under both normal "business as usual" and stressful circumstances. The Corporation typically maintains its liquidity positions through:

- A large and stable deposit base derived from the Corporation's retail and wholesale banking activities;
-    A portfolio of liquid investment securities;
-    Diversified sources of short-term and long-term wholesale funding; and
- Significant unused borrowing capacity at both the Federal Home Loan Bank and the Federal Reserve discount window.

GOVERNANCE STRUCTURE
Asset and Liability Management ("ALM"), reporting to the Vice Chairman and Chief Financial Officer, is accountable for managing the liquidity position within the limits and guidelines set forth in the Corporation's risk management policies approved by the Board Finance Committee. Market Risk Management provides independent oversight for the measurement, monitoring and reporting of the Corporation's liquidity risk and reports to the Chief Risk Officer.

RISK MEASUREMENT
The Liquidity Risk Management Policy for PNC Bank and the Capital Management Policy for the parent company established the process and operating guidelines for measuring, monitoring and reporting liquidity, including compliance with the limits that govern the liquidity position at both the bank and parent company level.

For policy compliance purposes, stress scenarios are simulated monthly that incorporate assumptions about retail deposit outflows, and other factors that could adversely affect PNC Bank's liquidity position given adverse events affecting the Bank.

The parent company's routine funding needs consist primarily of the return of capital to shareholders (dividends and share repurchase), debt service and the funding of its non-bank affiliates and acquisitions. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding twelve-month period.

RISK CONTROL STRATEGIES
Market Risk Management monitors the Corporation's liquidity positions against established policy limits. All limit exceptions are reported to management's Asset and Liability Committee ("ALCO") and to the Board Finance Committee.
The Corporation also establishes process and operating guidelines for managing liquidity in a crisis situation. These activities are coordinated with the business units to develop strategies to help minimize the outflow of funds and obtain detailed information focused on tracking deposit and loan trends to identify significant, unexpected withdrawals or draws on commitments which could adversely affect the Corporation's liquidity position.

RISK MONITORING
Liquidity positions are monitored at both the bank and the parent company level. Compliance with the Corporation's liquidity policy limits and guidelines is reviewed with ALCO and the Board Finance Committee.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At September 30, 2003, such assets totaled $17.5 billion, with $6.7 billion pledged as collateral for borrowings, trust and other commitments.

Secured advances from the Federal Home Loan Bank, of which PNC Bank is a member, are generally secured by residential mortgages, other real estate related loans and mortgage-backed securities. At September 30, 2003, total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $14.4 billion. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

PARENT COMPANY LEVEL LIQUIDITY
Liquidity for the parent company and PNC's non-bank subsidiaries can be generated through the issuance of securities in public or private markets. At September 30, 2003, the Corporation had unused capacity under effective shelf registration statements of approximately $3.3 billion of debt or equity securities and $400 million of trust preferred capital securities. In November 2003, the Corporation issued $600 million of 5.25% Subordinated Notes due in November 2015. This issuance reduced the amount of unused capacity available under effective debt and equity shelf registration statements to approximately $2.7 billion. The parent company also had an unused non-reciprocal credit facility of $200 million at September 30, 2003.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank. PNC Bank's dividend level may be impacted by its capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $286 million at September 30, 2003.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of September 30, 2003, the parent company had approximately $322 million in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries. The Corporation's subordinated debt issuance in November 2003 increased the parent company's liquidity position by $594 million. The Corporation regularly assesses its ability to meet both the obligatory and discretionary funding needs of the parent company. Based on the amount of funds currently available at the parent company and the projected amount of dividends from PNC Bank, management expects the parent company to have sufficient liquidity to meet current obligations to its debt holders, vendors, and others, to fund the cash portion of the United National acquisition and to pay dividends at current rates through the next twelve months.

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

MARKET RISK MANAGEMENT - INTEREST RATE RISK
Interest rate risk results primarily from the Corporation's traditional banking activities of extending loans and acquiring deposits. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to limit its reliance on a particular interest rate scenario as a source of earnings while positioning itself to optimize net interest income and net interest margin. In pursuance of these objectives, the Corporation uses securities purchases and sales, short-term and long-term funding, financial derivatives and other capital markets instruments.

GOVERNANCE STRUCTURE
The Board Finance Committee approves market risk policies, including the interest rate risk management policy, the investment policy, and the financial derivatives policy, that govern interest rate risk management. The policies define the Corporation's overall interest rate risk management philosophy and risk tolerance level. ALCO is the management committee that oversees all market-risk taking activities, including interest rate risk management activities conducted by ALM.

ALCO delegates the execution and implementation of interest rate risk management strategies to ALM. In this capacity, ALM is responsible for making investment and trading decisions within the authorized limits and guidelines. Market Risk Management is responsible for monitoring compliance with the approved policy and market risk limits.

RISK MEASUREMENT
The Corporation measures and seeks to manage both the short-term and long-term effects of changing interest rates through its interest-rate risk simulation model. The simulation model measures the sensitivity of net interest income ("NII") to changing interest rates over the next 24-month period. The model also measures the sensitivity of the economic value of equity ("EVE"). EVE is a measurement of the inherent economic value of the Corporation at a given point in time. It is the present value of the expected cash flows from the assets minus the present value of the expected cash flows from the liabilities, plus the present value of the net cash flows from the off-balance sheet items.

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

EVE is also based on a series of assumptions, primarily about the expected maturity and repricing behavior of existing on- and off-balance sheet positions. Actual results may differ from those determined under these assumptions. To the extent possible, these assumptions are consistent with those used in the NII simulation process. Using these assumptions, the Corporation calculates EVE given parallel instantaneous changes in interest rates. As part of that calculation, the Corporation also calculates the effective duration, or changes in fair value given a change in interest rates, of key on- and off-balance sheet positions.

At September 30, 2003, the assumed effective duration of key on- and off-balance sheet positions was as follows, given a +/-50 basis point change in interest rates: loans 1.1%, securities 2.6%, total assets 1.4%, deposits 1.7%, borrowed funds 1.7%, total liabilities 1.6%, and receive-fixed interest rate swaps, 2.7%.

The Corporation's interest rate risk simulation model is designed to capture key components of interest rate risk such as repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. Because the assumptions employed in the model are inherently uncertain, actual results may differ from simulated results. Management uses such analyses to help it identify risks and develop appropriate risk management strategies.

RISK CONTROL STRATEGIES
PNC has established policy limits and processes for Market Risk Management to actively monitor its interest rate risk profile. Policy limits are established both for NII and EVE sensitivities.

RISK MONITORING
The Corporation has established a process for reporting its interest rate risk profile and any significant risk issues. NII and EVE sensitivity reports are reviewed regularly by ALCO and the Board Finance Committee.

The following table sets forth the sensitivity results for the quarters ended September 30, 2003 and 2002.

INTEREST SENSITIVITY ANALYSIS

                                              September 30    September 30
                                                      2003            2002
--------------------------------------------------------------------------------
NET INTEREST INCOME SENSITIVITY
SIMULATION
   Effect on net interest income in first
     year from gradual interest rate
     change over following 12 months of:
     100 basis point increase                          (.6)%            .3%
     100 basis point decrease                          (.8)%          (2.7)%
   Effect on net interest income in
     second year from gradual interest rate
     change over the preceding 12 months of:
     100 basis point increase                                          2.6%
     100 basis point decrease                         (7.7)%         (11.9)%
ECONOMIC VALUE OF EQUITY SENSITIVITY
MODEL
   Effect on value of on- and off-balance-sheet
     positions as a percentage of assets from
     instantaneous change in interest rates of:
     200 basis point increase                         (1.1)%          (1.0)%
     200 basis point decrease                           .1%            (.1)%
KEY PERIOD-END INTEREST RATES
   One month LIBOR                                    1.12%           1.81%
   Three-year swap                                    2.34%           2.56%
================================================================================

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

When forecasting net interest income, the Corporation makes assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the following table. These simulations assume that as assets and liabilities mature and are replaced or repriced, this occurs at market rates. As a result, given the current low level of interest rates and shape of the yield curve, forecasted net interest income and the resulting net interest margin in the base rate scenario decline from current levels as higher-yielding assets are replaced or repriced at lower yields.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.


NET INTEREST INCOME SENSITIVITY TO ALTERNATIVE RATE
SCENARIOS (AS OF SEPTEMBER 30, 2003)

                                       PNC     Market
                                 Economist    Forward  Low/Steep   Low/Flat
--------------------------------------------------------------------------------
Change in
 forecasted net
 interest income:
First year
 sensitivity                            .3%        .3%       1.6%      (1.6)%
Second year
sensitivity                           (2.3)      (2.1)%      4.9%      (9.2)%
================================================================================

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.


                                    [GRAPH]

                      ALTERNATIVE INTEREST RATE SCENARIOS
                                ONE YEAR FORWARD

                           1M LIBOR      2Y Swap       3Y Swap        5Y Swap
                           --------      -------       -------        -------
Base Rates                   1.11          2.33          3.02          3.99
PNC Economist                1.50          2.66          3.23          4.17
Market Forward               2.05          3.72          4.22          5.02
Low / Steep                  0.87          2.32          3.11          4.23
Low / Flat                   1.14          1.52          1.69          1.81

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

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment. The Corporation continues to make private equity investments at a more moderate pace than in prior years, consistent with current market conditions. From a risk management standpoint, the strategy is to invest in companies with proven business models, structure investment transactions to protect value in downside scenarios and invest in less volatile industries. Currently, emphasis is being placed on the management of capital for other investors.

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

RISK MEASUREMENT
Equity management (private equity) assets are valued at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value of the investments. There is a time lag in the Corporation's receipt of the financial information that is the primary basis for the valuation of the limited partnership interests. PNC will recognize in the fourth quarter of 2003 valuation changes related to limited partnership investments that reflect the impact of third quarter 2003 market conditions and performance of the underlying companies. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financial transaction. See Equity Management Asset Valuation in the Critical Accounting Policies And Judgments section of this Financial Review for additional information.

Changes in the values of equity management investments are reflected in the Corporation's results of operations. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions and from the assumptions made by the general partners. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments.

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

RISK MONITORING
At September 30, 2003, private equity investments carried at estimated fair value totaled approximately $522 million compared with $530 million at December 31, 2002. As of September 30, 2003, approximately 49% of the amount is invested directly in a variety of companies and approximately 51% is invested in various limited partnerships. Equity management funding commitments totaled $194 million at September 30, 2003 compared with $173 million at December 31, 2002.

PNC also makes investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Such investments include investments in BlackRock's mutual funds and hedge funds.

MARKET RISK MANAGEMENT - TRADING RISK
Most of the Corporation's trading activities are designed to provide capital markets services to customers and not to position the Corporation's portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and "market making" in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies. Net trading income was $178 million for the first nine months of 2003 compared with $78 million for the first nine months of 2002. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

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

RISK MEASUREMENT
The Corporation uses a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. The key market risk measure for trading activities is Value-at-Risk ("VaR"). For a trading portfolio, VaR seeks to measure the maximal potential loss within a specified confidence level over a given holding period. The Corporation measures its VaR using a 99% confidence level over a one-day period. VaR offers a common currency to compare market risk across multiple instruments and portfolios. It accounts for risk at the individual position level as well as the position's effect on the overall portfolio. In addition to the levels of volatility of market risk factors, the Corporation's VaR methodology incorporates market liquidity risk by lengthening the holding period for illiquid positions. Currently, the Corporation does not perform a VaR calculation for its portfolio of credit default swaps that are used to hedge its on-balance sheet corporate loans. The notional amount of credit default swaps is $225 million as of September 30, 2003. See Credit Default Swaps in the Credit-Related Instruments section of this Financial Review for further information.

The trading activities of the Corporation are governed by both a daily VaR limit and a month-to-date stop-loss limit. As of September 30, 2003, the total VaR usage for the Corporation is $.7 million. Total VaR usage ranged from $.5 million to $1.1 million during the third quarter of 2003. Currently, interest rate risk, equity risk and foreign exchange risk contribute fairly evenly to the overall VaR level.

In addition to measuring VaR, Market Risk Management performs stress testing to assess the potential impacts of extreme market scenarios beyond the 99% confidence level on all of its trading portfolios. The appropriateness of these scenarios is reviewed regularly by management to reflect the changing market conditions and portfolio compositions.

RISK CONTROL STRATEGIES
Under current policy, the Board Finance Committee and ALCO review the Corporation's trading activities at least twice a year to review and approve any significant changes to risk management policies, limits and business strategies. On a daily basis, Market Risk Management monitors the market conditions and their impact on the Corporation's trading positions. In addition, Market Risk Management also monitors exposure levels relative to relevant risk limits.

RISK MONITORING
Market risk reports for the trading activities are generated daily and reviewed by Market Risk Management staff. Monthly VaR, stop-loss and stress testing reports, together with market risk trend and summary reports, are presented to senior management in risk management committee meetings at both the business unit and corporate levels.

Market Risk Management also generates a backtesting report on a daily basis. The purpose of the backtesting report is to validate the accuracy of the VaR measurement by comparing the current day's actual trading profit/loss against the prior day's VaR. A backtesting exception occurs when the actual loss exceeds the relevant VaR and can be an indication that the VaR measurement is underestimating risk. For the 12 months ended September 30, 2003, the Corporation experienced no backtesting exceptions at the enterprise-wide level.

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

The following table sets forth changes, during the first nine months of 2003, in the notional value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

FINANCIAL DERIVATIVES ACTIVITY


                                                                                                                        Weighted-
                                             December 31                                          September 30            Average
Dollars in millions                                 2002     Additions   Maturities Terminations          2003           Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
   Interest rate swaps
     Receive fixed                                $5,823        $3,474        $(25)     $(2,645)        $6,627     2 yrs. 10 mos.
     Pay fixed                                        67           231          (1)        (229)            68     4 yrs.  4 mos.
     Basis swaps                                      52             2                      (52)             2
   Interest rate caps                                 16                                                    16     3 yrs. 11 mos.
   Interest rate floors                                7                        (5)                          2     6 yrs.  6 mos.
   Futures contracts                                 313           185                     (240)           258     1 yr.
----------------------------------------------------------------------------------------------------------------
     Total interest rate risk
       management                                  6,278         3,892         (31)      (3,166)         6,973
----------------------------------------------------------------------------------------------------------------
Commercial mortgage banking risk
  management
   Pay fixed interest rate swaps                     273           514                     (697)            90    12 yrs. 10 mos.
   Pay total rate of return swaps                    100           225        (200)         (50)            75             2 mos.
----------------------------------------------------------------------------------------------------------------
     Total commercial mortgage
       banking risk management                       373           739        (200)        (747)           165
----------------------------------------------------------------------------------------------------------------
   Total                                          $6,651        $4,631       $(231)     $(3,913)        $7,138
===================================================================================================================================

The following tables set forth the notional value and the fair value of financial derivatives used for risk management and designated as accounting hedges under SFAS No. 133 at September 30, 2003 and December 31, 2002. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating. Changes in the fair value of receive fixed interest rate swaps generally reflect an inverse relationship to changes in interest rates.


FINANCIAL DERIVATIVES - 2003

                                                                                                   Weighted-Average Interest Rates
                                                                        Notional                   --------------------------------
September 30, 2003 - dollars in millions                                   Value    Fair Value      Paid        Received
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps(a)
      Receive fixed designated to loans                                   $4,281           $79       1.93%           2.41%
      Pay fixed designated to loans                                           68            (9)      5.83            3.04
      Basis swaps designated to loans                                          2                     2.58            2.58
    Interest rate caps designated to loans(b)                                 16                       NM              NM
    Interest rate floors designated to loans(c)                                2                       NM              NM
    Futures contracts designated to loans                                    258                       NM              NM
---------------------------------------------------------------------------------------------------
        Total asset rate conversion                                        4,627            70
---------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps(a)
      Receive fixed designated to borrowed funds                           2,346           316       2.92            5.92
---------------------------------------------------------------------------------------------------
        Total liability rate conversion                                    2,346           316
---------------------------------------------------------------------------------------------------
    Total interest rate risk management(d)                                 6,973           386
---------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale(a)           90            (7)      5.32            4.88
 Pay total rate of return swaps designated to loans held for sale(a)          75            (1)        NM             .68
---------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                        165            (8)
---------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management               $7,138          $378
===================================================================================================================================

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional value, 67% were based on 1-month LIBOR and 33% on 3-month LIBOR.
(b) Interest rate caps with notional values of $12 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.50%. In addition, interest rate caps with notional values of $4 million require the counterparty to pay the excess, if any, of Prime over a weighted-average strike of 5.03%. At September 30, 2003, 3-month LIBOR was 1.16% and Prime was 4.00%.
(c) Interest rate floors with notional values of $2 million require the counterparty to pay the excess, if any, of the weighted-average strike of 7.25% over Prime. At September 30, 2003, Prime was 4.00%.
(d)  Fair value amounts include accrued interest of $50 million.
NM-Not meaningful


FINANCIAL DERIVATIVES - 2002

                                                                                                    Weighted-Average Interest Rates
                                                                          Notional                  -------------------------------
December 31, 2002 - dollars in millions                                      Value      Fair Value         Paid      Received
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate risk management
 Asset rate conversion
    Interest rate swaps(a)
      Receive fixed designated to loans                                     $3,460            $172         2.00%         4.08%
      Pay fixed designated to loans                                             67              (7)        6.04          2.80
      Basis swaps designated to loans                                           52                         3.52          3.47
    Interest rate caps designated to loans(b)                                   16                           NM            NM
    Interest rate floors designated to loans(c)                                  7                           NM            NM
    Futures contracts designated to loans                                      313                           NM            NM
----------------------------------------------------------------------------------------------------
        Total asset rate conversion                                          3,915             165
----------------------------------------------------------------------------------------------------
 Liability rate conversion
    Interest rate swaps(a)
      Receive fixed designated to borrowed funds                             2,363             346         3.16          5.93
----------------------------------------------------------------------------------------------------
        Total liability rate conversion                                      2,363             346
----------------------------------------------------------------------------------------------------
    Total interest rate risk management(d)                                   6,278             511
----------------------------------------------------------------------------------------------------
Commercial mortgage banking risk management
 Pay fixed interest rate swaps designated to loans held for sale(a)            273             (13)        4.73          4.36
 Pay total rate of return swaps designated to loans held for sale(a)           100              (3)          NM           .88
----------------------------------------------------------------------------------------------------
    Total commercial mortgage banking risk management                          373             (16)
----------------------------------------------------------------------------------------------------
 Total financial derivatives designated for risk management                 $6,651            $495
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


Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, primarily consisting of interest rate basis swaps. Derivatives held by certain variable interest entities was a result of the adoption of FIN 46. Other noninterest income for the first nine months of 2003 included $.9 million of net gains related to the derivatives held for risk management purposes not designated as accounting hedges.


OTHER DERIVATIVES

                                                                                 At September 30, 2003
                                                 ----------------------------------------------------------------------------------
                                                                         Positive        Negative                         Average
                                                        Notional             Fair            Fair       Net Asset            Fair
In millions                                                Value            Value           Value     (Liability)        Value(a)
-----------------------------------------------------------------------------------------------------------------------------------
Customer-related
Interest rate
  Swaps                                                  $29,011             $528          $(518)             $10            $(5)
  Caps/floors
    Sold                                                     957                             (17)             (17)           (24)
    Purchased                                                792               16                              16             21
  Futures                                                  1,242                                                               1
Foreign exchange                                           3,202               61            (55)               6              5
Equity                                                     2,018               66            (65)               1              1
Other                                                        244               10             (3)               7              9
-----------------------------------------------------------------------------------------------------------------------------------
   Total customer-related                                 37,466              681           (658)              23              8
===================================================================================================================================
Other risk management and proprietary
Interest rate
  Basis swaps                                              1,139                3             (1)               2              3
  Pay fixed swaps                                            148                1             (6)              (5)            (1)
  Receive fixed swaps                                                                                                          1
Other                                                        709               16             (4)              12              7
-----------------------------------------------------------------------------------------------------------------------------------
   Total other risk management and proprietary             1,996               20            (11)               9             10
-----------------------------------------------------------------------------------------------------------------------------------
Derivatives held by certain variable interest
  entities
Interest rate
 Pay fixed swaps                                             474                             (76)             (76)            (7)
 Caps
    Purchased                                                320                1                               1
Foreign exchange                                              88               12            (11)               1
Equity                                                        63               13            (16)              (3)
-----------------------------------------------------------------------------------------------------------------------------------
 Total derivatives held by certain variable
  interest entities                                          945               26           (103)             (77)           (7)
-----------------------------------------------------------------------------------------------------------------------------------
    Total other derivatives                              $40,407             $727          $(772)            $(45)          $11
===================================================================================================================================

(a)  Represents average for nine months ended September 30, 2003.

FASB DERIVATIVES IMPLEMENTATION GROUP MATTER
Derivatives Implementation Group Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("DIG B36") is effective October 1, 2003. DIG B36 clarifies Statement 133 by requiring separate accounting for certain terms embedded in modified coinsurance agreements and credit-linked notes as derivatives under Statement 133. The initial effects of applying the requirements of DIG B36 to existing contracts as of October 1, 2003 will be reported as a cumulative effect-type adjustment of net income. While management is currently evaluating certain implementation issues related to the adoption of DIG B36, the impact of DIG B36 is not expected to have a material impact on the Corporation's consolidated financial position.


CREDIT-RELATED INSTRUMENTS

CREDIT DEFAULT SWAPS
Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At September 30, 2003, credit default swaps with $225 million in notional value were used by the Corporation to hedge credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial And Other Derivatives section of this Financial Review. The comparable amount was $184 million at December 31, 2002. Net losses realized in connection with credit default swaps for the nine months ending September 30, 2003 were $3.8 million and $1.1 million in the third quarter of 2003.

INTEREST RATE DERIVATIVE RISK PARTICIPATION AGREEMENTS
The Corporation enters into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements executed by the Corporation to mitigate credit risk had a total notional value of $68 million at September 30, 2003 compared with $43 million at December 31, 2002. Additionally, risk participation agreements entered into in which the Corporation assumed credit exposure had a total notional value of $49 million at September 30, 2003 compared with $109 million at December 31, 2002. These agreements were entered into prior to July 1, 2003 and are considered to be financial guarantees and therefore are not included in the Financial And Other Derivatives section of this Financial Review.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

GLOSSARY OF TERMS

Accounting/administration net assets - Net domestic and foreign pooled investment assets for which PNC provides accounting and administration services. These assets are not included on PNC's consolidated balance sheet.

Adjusted average total assets - Primarily comprised of total average quarterly assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized - Adjusted to reflect a full year of activity.

Assets under management - Assets held by PNC in a fiduciary capacity for customers/clients. These assets are not included on PNC's consolidated balance sheet.

Assigned capital - Capital assignments based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services in order to present, to the extent practicable, the financial results of each business as if it operated on a stand-alone basis.

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

Custody assets - All assets, including pooled investment assets, held on behalf of clients under safekeeping arrangements. Such assets are not reported on PNC's consolidated balance sheet. Assets held in custody at other institutions on behalf of PNC are included in the appropriate asset categories as if held physically by PNC.

Earning assets - Assets that generate income, which include: short-term investments; loans held for sale; loans, net of unearned income; securities; federal funds sold and certain other assets.

Efficiency - Noninterest expense divided by the sum of net interest income and noninterest income.

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

Return on average assets - Annualized net income or annualized income from continuing operations divided by average assets.

Return on average equity - Annualized net income or annualized income from continuing operations divided by average shareholders' equity.

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

Total assets serviced - Total domestic and foreign pooled investment assets for which PNC provides fund related services. These assets are not included on PNC's consolidated balance sheet.

Total risk-based capital ratio - Total risk-based capital divided by risk-weighted assets.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

In addition to factors previously disclosed in PNC's SEC reports and those discussed elsewhere in this report, forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which if adverse could result in: a deterioration in credit quality, increased credit losses, and increased funding of unfunded loan commitments and letters of credit; an adverse effect on the allowances for credit losses and unfunded loan commitments and letters of credit; a reduction in demand for credit or fee-based products and services; a reduction in net interest income, value of assets under management and assets serviced, value of private equity investments and of other debt and equity investments, value of loans held for sale or value of other on-balance sheet and off-balance sheet assets; or changes in the availability and terms of funding necessary to meet PNC's liquidity needs;
(2) relative and absolute investment performance of assets under management;
(3) the introduction, withdrawal, success and timing of business initiatives and strategies, decisions regarding further reductions in balance sheet leverage, the timing and pricing of any sales of loans held for sale, and PNC's inability to realize cost savings or revenue enhancements, or to implement integration plans relating to or resulting from mergers, acquisitions, restructurings and divestitures;
(4) customer borrowing, repayment, investment and deposit practices and their acceptance of PNC's products and services;
(5) the impact of increased competition;
(6) how PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in PNC businesses;
(7) the inability to manage risks inherent in PNC's business;
(8) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; the impact of increased litigation risk from recent regulatory and other governmental developments; and the impact of reputational risk created by recent regulatory and other governmental developments on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;
(9) the denial of insurance coverage for claims made by PNC;
(10) an increase in the number of customer or counterparty delinquencies, bankruptcies or defaults that could result in, among other things, increased credit and asset quality risk, a higher provision for credit losses and reduced profitability;
(11) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;
(12) actions of the Federal Reserve Board affecting interest rates, money supply or otherwise reflecting changes in monetary policy;
(13) the impact of legislative and regulatory reforms and changes in accounting policies and principles;
(14) the impact of the regulatory examination process, the Corporation's failure to satisfy the requirements of agreements with governmental agencies, and regulators' future use of supervisory and enforcement tools;
(15) terrorist activities and international hostilities which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and
(16) issues related to the completion of the pending acquisition of United National and the expected consequences of the integration of its business into that of PNC, including the following: completion of the transaction is dependent on, among other things, receipt of stockholder and regulatory approvals, which may not be received or which may be received later than anticipated; the transaction may be materially more expensive to complete than anticipated, including as a result of unexpected factors or events; the integration of United National's business and operations into PNC, which will include the conversion of UnitedTrust Bank's different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to United National's or PNC's existing businesses; the anticipated cost savings of the acquisition may take longer than expected to be realized, may not be achieved or may not be achieved in their entirety; and the anticipated benefits to PNC are dependent in part on United National's business performance in the future, and there can be no assurance as to actual future results, which could be impacted by various factors, including the risks and uncertainties generally related to PNC's and United National's performance (with respect to United National, see United National's SEC reports, also accessible on the SEC's website) or due to factors related to the acquisition of United National and the process of integrating it into PNC.

The Corporation's SEC reports, accessible on the SEC's website at www.sec.gov and on PNC's website at www.pnc.com, contain additional information about the foregoing risks and uncertainties and identify additional factors that could affect the results anticipated in forward-looking statements or from historical performance.

CONSOLIDATED STATEMENT OF INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

                                                             Three months ended September 30       Nine months ended September 30
                                                             -------------------------------       ------------------------------
In millions, except per share data
Unaudited                                                                2003            2002                 2003           2002
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans                                                  $477            $567               $1,479         $1,754
Securities                                                                140             140                  438            466
Loans held for sale                                                         8              24                   35            117
Purchased customer receivables                                             11                                   11
Investments held by certain variable interest entities                     48                                   48
Other                                                                      34              38                   91             94
---------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                  718             769                2,102          2,431
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                  106             162                  355            510
Borrowed funds                                                             51              79                  162            248
Capital securities                                                         14                                   14
Commercial paper                                                            7                                    7
Liabilities of certain variable interest entities                          28                                   28
---------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                 206             241                  566            758
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                    512             528                1,536          1,673
Provision for credit losses                                                50              73                  143            244
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income less provision for credit losses                   462             455                1,393          1,429
---------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Asset management                                                          212             200                  628            651
Fund servicing                                                            188             193                  569            622
Service charges on deposits                                                60              57                  177            166
Brokerage                                                                  46              41                  133            151
Consumer services                                                          65              62                  188            178
Corporate services                                                        132             108                  362            375
Equity management                                                          (4)            (22)                 (25)           (37)
Net securities gains                                                       19              68                  101             88
Investments held by certain variable interest entities                     96                                   96
Other                                                                      92              64                  248            237
---------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                               906             771                2,477          2,431
---------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Staff expense                                                             452             422                1,336          1,293
Net occupancy                                                              63              64                  217            181
Equipment                                                                  67              68                  205            203
Marketing                                                                  16              14                   49             40
Distributions on capital securities                                                        15                   28             44
Other                                                                     237             207                  791            675
---------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                              835             790                2,626          2,436
---------------------------------------------------------------------------------------------------------------------------------
Income before minority and noncontrolling interests and
   income taxes                                                           533             436                1,244          1,424
Minority and noncontrolling interests in income of
   consolidated entities                                                  100               4                  124             26
Income taxes                                                              152             147                  393            476
---------------------------------------------------------------------------------------------------------------------------------
   Net income                                                            $281            $285                 $727           $922
=================================================================================================================================
EARNINGS PER COMMON SHARE
Basic                                                                   $1.01           $1.00                $2.59          $3.25
Diluted                                                                 $1.00           $1.00                $2.57          $3.23

AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                     278             284                  281            283
Diluted                                                                   280             285                  282            285
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value                                                          September 30             December 31
Unaudited                                                                                      2003                    2002
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $3,614                  $3,201
Federal funds sold                                                                                                    1,847
Other short-term investments                                                                  2,590                   1,811
Loans held for sale                                                                           1,531                   1,607
Securities                                                                                   14,893                  13,763
Loans, net of unearned income of $1,037 and $1,075                                           34,514                  35,450
   Allowance for credit losses                                                                 (648)                   (673)
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 33,866                  34,777
Goodwill                                                                                      2,385                   2,313
Other intangible assets                                                                         311                     333
Purchased customer receivables                                                                2,481
Investments held by certain variable interest entities                                        2,318
Other                                                                                         8,295                   6,725
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $72,284                 $66,377
==================================================================================================================================

LIABILITIES
Deposits
   Noninterest-bearing                                                                      $12,118                 $10,563
   Interest-bearing                                                                          33,405                  34,419
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          45,523                  44,982
Borrowed funds
   Federal funds purchased                                                                      881                      38
   Repurchase agreements                                                                      1,048                     814
   Bank notes and senior debt                                                                 2,839                   4,400
   Federal Home Loan Bank borrowings                                                          1,127                   1,256
   Subordinated debt                                                                          1,980                   2,423
   Mandatorily redeemable capital securities of subsidiary trusts                               848
   Commercial paper                                                                           2,483
   Liabilities of certain variable interest entities                                          2,415
   Other borrowed funds                                                                         242                     185
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                                                                    13,863                   9,116
Allowance for unfunded loan commitments and letters of credit                                    89                      84
Accrued expenses                                                                              2,228                   2,046
Other                                                                                         2,327                   2,172
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         64,030                  58,400
---------------------------------------------------------------------------------------------------------------------------------

Minority and noncontrolling interests in consolidated entities                                1,617                     270

Mandatorily redeemable capital securities of subsidiary trusts                                                          848

SHAREHOLDERS' EQUITY
Common stock - $5 par value
   Authorized 800 shares, issued 353 shares                                                   1,764                   1,764
Capital surplus                                                                               1,110                   1,101
Retained earnings                                                                             7,507                   7,187
Deferred benefit expense                                                                        (24)                     (9)
Accumulated other comprehensive income                                                          147                     321
Common stock held in treasury at cost: 76 and 68 shares                                      (3,867)                 (3,505)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,637                   6,859
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority and noncontrolling interests, capital
     securities and shareholders' equity                                                    $72,284                 $66,377
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.



Nine months ended September 30 - in millions
Unaudited                                                                                                2003             2002
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                               $727             $922
Adjustments to reconcile net income
  to net cash provided by operating activities
   Provision for credit losses                                                                            144              244
   Depreciation, amortization and accretion                                                               215              179
   Deferred income taxes                                                                                  126              279
   Securities transactions                                                                               (101)             (88)
   Valuation adjustments                                                                                  (28)              33
Change in
   Loans held for sale                                                                                    184            2,497
   Other short-term investments                                                                          (722)          (3,829)
   Other                                                                                                 (175)           3,316
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                            370            3,553
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net change in
   Loans                                                                                                1,621            3,067
   Federal funds sold                                                                                   1,847           (3,031)
Repayment of securities                                                                                 5,013            1,960
Sales
   Securities                                                                                           9,492           13,689
   Loans                                                                                                    2
   Foreclosed assets                                                                                       10                8
Purchases
   Securities                                                                                         (15,809)         (13,144)
   Loans                                                                                               (1,022)             (22)
Net cash received (paid) for divestitures/acquisitions                                                                  (1,676)
Net cash due to FIN 46 consolidation                                                                      466
Other                                                                                                    (373)            (223)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                          1,247              628
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net change in
   Noninterest-bearing deposits                                                                         1,555                6
   Interest-bearing deposits                                                                             (928)          (2,350)
   Federal funds purchased                                                                                843             (132)
   Repurchase agreements                                                                                  234               34
Sales/issuances
   Other borrowed funds                                                                                17,272           16,525
   Common stock                                                                                            96              100
Repayments/maturities
   Bank notes and senior debt                                                                          (1,555)          (1,483)
   Federal Home Loan Bank borrowings                                                                     (129)            (777)
   Subordinated debt                                                                                     (430)
   Other borrowed funds                                                                               (17,269)         (16,566)
Acquisition of treasury stock                                                                            (486)             (53)
Cash dividends paid                                                                                      (407)            (409)
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                             (1,204)          (5,105)
---------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                            413             (924)
     Cash and due from banks at beginning of period                                                     3,201            4,327
---------------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks at end of period                                                          $3,614           $3,403
=================================================================================================================================
CASH PAID FOR
     Interest                                                                                            $574             $800
     Income taxes                                                                                         126              115
NON-CASH ITEMS
     Transfer from loans to loans held for sale, net                                                       80              266
     Transfer from loans to other assets                                                                   12               11
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

NOTE 1 ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION
The unaudited interim consolidated financial statements ("consolidated financial statements") include the accounts of PNC and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation's consolidated financial condition or results of operations.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC's 2002 Annual Report on Form 10-K, as amended ("2002 Form 10-K").

INVESTMENTS
PNC has interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as marketability of the investment, ownership interest, PNC's intent and the nature of the investment.

Venture capital investments, which include direct investments in companies, interests in limited partnerships, and general partnership interests, are reported at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that will ultimately be realized through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. Limited partnership investments are valued based on the financial statements received from the general partner, an independent third party. All venture capital investments are included in the consolidated balance sheet under other assets. Changes in the fair value of these assets are recognized in noninterest income.

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

SPECIAL PURPOSE ENTITIES
Special Purpose Entities ("SPEs") are broadly defined as legal entities structured for a particular purpose. PNC utilizes SPEs in various legal forms to conduct normal business activities including the sale or transfer of assets to third parties. SPEs that meet the criteria for a Qualifying Special Purpose Entity ("QSPE") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not required to be consolidated. SPEs that are not QSPEs are reviewed for consolidation based on each SPE's individual structure and operations. General factors to be considered in making this determination include whether the majority owner (or owners) of the SPE is (or are) independent of PNC, has made a substantive capital investment in the SPE, has control of the SPE, or possesses the substantive risks and rewards of ownership of the SPE.

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

FIN 46 requires a VIE to be consolidated if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both. An entity that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE's assets, liabilities and noncontrolling interests at fair value with subsequent changes based upon consolidation principles. FIN 46 also requires disclosures about VIEs that the entity is not required to consolidate but in which it has a significant variable interest. See
Note 2 Variable Interest Entities for more information regarding PNC's adoption of FIN 46 as of July 1, 2003.

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

STOCK-BASED COMPENSATION
Prior to January 2003, the Corporation accounted for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense related to stock options was reflected in net income prior to 2003 as all options to purchase PNC and subsidiary stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," prospectively to all employee awards granted, modified or settled after January 1, 2003. Results for prior years have not been restated. The cost related to stock-based employee compensation included in net income for the three months and nine months ended September 30, 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

PRO FORMA NET INCOME AND EARNINGS PER SHARE

                                       Three months ended             Nine months ended
                               ------------------------------    ---------------------------
In millions, except for               Sept. 30       Sept. 30       Sept. 30      Sept. 30
per share data                          2003           2002           2003          2002
------------------------------------------------------------------------------------------
Net income as reported                  $281           $285           $727          $922
Add: Stock-based
  employee compensation
  expense (credit) included
  in reported net income,
  net of related tax effects               6             (3)            16             1
Deduct: Total
  stock-based employee
  compensation expense
  determined under the
  fair value method for
  all awards, net of
  related tax effects                    (16)           (11)           (40)          (37)
------------------------------------------------------------------------------------------
Pro forma net income                    $271           $271           $703          $886
------------------------------------------------------------------------------------------
Earnings per share
  Basic-as reported                    $1.01          $1.00          $2.59         $3.25
  Basic-pro forma                       $.97           $.96          $2.51         $3.13

  Diluted-as reported                  $1.00          $1.00          $2.57         $3.23
  Diluted-pro forma                     $.97           $.95          $2.49         $3.11
==========================================================================================

During the third quarter of 2002, the net credit to expense was due to forfeitures and adjustments of accruals related to performance-based awards under PNC's incentive plans.

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


OPTION PRICING ASSUMPTIONS

--------------------------------------------------------------------------------
Weighted-average for the nine
months ended September 30                                2003              2002
--------------------------------------------------------------------------------
   Risk-free interest rate                               2.9%              4.5%
   Dividend yield                                        3.5%              3.5%
   Volatility                                           30.8%             26.5%
   Expected life                                       5 yrs.            5 yrs.
================================================================================

NOTE 2 VARIABLE INTEREST ENTITIES
In October 2003, the Financial Accounting Standards Board announced that the effective date of FIN 46 was deferred from July 1, 2003 to December 31, 2003 for interests held by public companies in VIEs created prior to February 1, 2003. However, PNC, as permitted, elected to adopt the accounting provisions of FIN 46 as of the original July 1, 2003 implementation date by consolidating those VIEs that management believes are currently subject to the standard and of which PNC is considered the primary beneficiary. Note 1, Accounting Policies, provides further background regarding FIN 46.

The adoption of FIN 46 resulted in increases of $6.5 billion and $5.1 billion to PNC's total assets and total liabilities, respectively, at September 30, 2003. Several line items in the Consolidated Statement of Income changed significantly with the inclusion of the results of the VIEs that were consolidated, but the impact on consolidated net income was minimal.

The following VIEs were consolidated by PNC in the third quarter of 2003:

- Market Street Funding Corporation ("Market Street"), a multi-seller asset-backed commercial paper conduit that is independently owned and managed. PNC Bank, N.A. provides credit enhancement, liquidity facilities and certain administrative services to Market Street. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchases by issuing commercial paper. Market Street's commercial paper has been rated A1/P1 by Standard & Poor's and Moody's. PNC Bank provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank in the form of a cash collateral account which is funded by a credit loan facility with a five-year term expiring on December 31, 2004. At September 30, 2003, approximately $86 million was outstanding on this facility. This amount was eliminated in PNC's Consolidated Balance Sheet as of September 30, 2003 due to the consolidation of Market Street under FIN 46. An additional $257 million was provided by a major insurer. Also at September 30, 2003, Market Street had committed liquidity facilities available supporting individual pools of receivables totaling $3.5 billion, of which $2.7 billion was provided by PNC Bank. As Market Street's program administrator, PNC received fees of $7.9 million for the nine months ended September 30, 2003. Commitment fees related to PNC's portion of the liquidity facilities amounted to $2.3 million for the nine months ended September 30, 2003. PNC holds no ownership interest in Market Street. Program administrator and commitment fees of $2.3 million and $.7 million, respectively, for the three months ended September 30, 2003 were eliminated in PNC's Consolidated Statement of Income for the three and nine months ended September 30, 2003 due to the consolidation of Market Street under FIN 46. All of Market Street's assets at September 30, 2003 collateralize its commercial paper obligations. Neither creditors nor equity investors in Market Street have any recourse to the general credit of PNC.

     The consolidation of Market Street was reflected in the Corporate Banking business segment and increased PNC's total assets and liabilities by $2.4 billion at September 30, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in "Purchased customer receivables" of $2.5 billion and "Commercial paper" of $2.5 billion.

- Six collateralized debt obligation ("CDO") funds for which BlackRock, a majority-owned subsidiary of PNC, acts as collateral manager. The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products. These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years. The funds' assets totaling $2.6 billion at September 30, 2003 collateralize the funds' obligations. Neither creditors nor equity investors in the funds have any recourse to the general credit of BlackRock or PNC.

     The consolidation of the BlackRock CDOs increased PNC's total assets by $2.6 billion and total liabilities by $2.3 billion at September 30, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in "Cash and due from banks" of $.1 billion, "Investments held by certain variable interest entities" of $2.3 billion, "Liabilities of certain variable interest entities" of $2.1 billion and "Minority and noncontrolling interests in consolidated entities" of $.3 billion.

- Equity investments made by PNC Real Estate Finance in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist PNC in achieving goals associated with the Community Reinvestment Act. The activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants generally within PNC's primary geographic region. The investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital. Also consolidated were entities in which PNC Real Estate Finance, as a national syndicator of affordable housing equity, serves as the general partner (together with the aforementioned limited partnership investments "LIHTC investments"). In these syndication transactions, PNC creates funds in which PNC is the general partner, and in some cases may also purchase a limited partnership interest in the fund. The fund's limited partners can remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees from the management of the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund's investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. Neither creditors nor equity investors in the LIHTC investments have any recourse to the general credit of PNC.

     The consolidation of the LIHTC investments was reflected in the PNC Real Estate Finance business segment and increased PNC's total assets by $.5 billion and total liabilities by $.2 billion at September 30, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in "Other assets" of $.5 billion, "Liabilities of certain variable interest entities" of $.2 billion and "Minority and noncontrolling interests in consolidated entities" of $.2 billion.

- Six private investment funds, organized as limited partnerships, managed by the Hawthorn division of PNC Advisors ("Private Funds"). All of the Private Funds' $1.0 billion of assets at September 30, 2003, collateralize their obligations. Neither creditors nor investors in the Private Funds have recourse to the general credit of PNC.

     The consolidation of the Private Funds was reflected in the PNC Advisors business segment and increased PNC's total assets by $1.0 billion and total liabilities by $.1 billion at September 30, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in "Cash and due from banks" of $.3 billion, "Other assets" of $.7 billion, "Liabilities of certain variable interest entities" of $.1 billion, and "Minority and noncontrolling interests in consolidated entities" of $.9 billion.

In addition to the variable interests in the consolidated VIEs discussed above, PNC holds significant variable interests in various other VIEs. These VIEs, which are not consolidated because PNC is not considered the primary beneficiary, are as follows:

- BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. This entity had assets of $347 million at September 30, 2003. BlackRock's equity ownership in the entity was approximately $5.5 million at September 30, 2003 and represents its maximum potential loss.

- As previously discussed, PNC Real Estate Finance has equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. Certain of these entities were consolidated as PNC is considered the primary beneficiary. Additionally, PNC is considered to have a significant variable interest in certain of these entities in which PNC is not the primary beneficiary. These entities have total assets of $40.5 million. PNC uses the equity method to account for its investment in these entities. PNC has $6.2 million recorded as its investment at September 30, 2003 and has $.2 million in commitments to these entities; as a result, its maximum potential loss is $6.4 million.

As previously reported, management believes that the private equity fund previously identified in the 2002 Form 10-K for which a subsidiary of the Corporation acts as the investment manager is not required to be consolidated under the provisions of FIN 46.

In connection with the deferral of the effective date of FIN 46, the FASB is continuing to evaluate the scope of entities covered and other implementation issues related to FIN 46. Therefore, any modifications or refinement of the current FIN 46 guidance provided by the FASB could result in the consolidation of additional entities or the deconsolidation of entities previously included in PNC's consolidated financial statements.

NOTE 3 ACQUISITIONS
UNITED NATIONAL BANCORP ACQUISITION
On August 21, 2003, PNC and its wholly owned subsidiary PNC Bancorp, Inc. entered into an Agreement and Plan of Merger to acquire United National Bancorp, a bank holding company with over $3 billion in assets. A subsidiary of United National Bancorp, UnitedTrust Bank, provides a full range of commercial and retail bank services through 45 branches in New Jersey and seven branches in Pennsylvania. Under the terms of the merger agreement, United National Bancorp's shareholders are entitled to elect to receive the merger consideration in shares of PNC common stock or cash, subject to pro ration. The aggregate merger consideration is approximately 6.5 million shares of PNC common stock, subject to adjustment, and approximately $320 million in cash.

The transaction is expected to close in the first quarter of 2004. The merger is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of United National Bancorp. A special meeting of United National Bancorp shareholders has been called for December 2, 2003 to consider this transaction. PNC has filed all applicable applications for approval of the merger and the bank combination with the Federal Reserve Bank of Cleveland, the Office of the Comptroller of the Currency and the New Jersey Department of Banking and Insurance.

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

NBOC retained a portfolio ("Serviced Portfolio") totaling approximately $662 million of credit exposure including $463 million of outstandings, which was serviced by PNC for an 18-month term. The Serviced Portfolio retained by NBOC primarily represented the portion of NBOC's U.S. asset-based loan portfolio with the highest risk. At the end of the servicing term, NBOC had the right to transfer the then remaining Serviced Portfolio to PNC ("Put Option"). NBOC's and PNC's strategy was to aggressively liquidate the Serviced Portfolio during the servicing term.

NBOC retained significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbed realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. During the servicing term, the realized credit losses in the Serviced Portfolio exceeded $50 million plus the specific reserves, and PNC Business Credit advanced cash to NBOC for these excess losses net of recoveries ("Excess Loss Payments").

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. NBOC exercised the Put Option effective July 15, 2003. At September 30, 2003, the Put Option liability was zero compared with $57 million at December 31, 2002. An $8 million reduction from the acquisition date amount was recognized in earnings in 2003 as other noninterest income. In addition, $7 million was paid to NBOC as Excess Loss Payments during 2003. The remaining liability of $42 million was eliminated upon exercise of the Put Option on July 15, 2003. The loans were recorded at the purchase price of $121 million net of the remaining Put Option liability of $42 million as determined by an independent third party in connection with the final valuation. The net recorded amount of $79 million equaled the fair value of the loans on July 15, 2003. This amount was comparable to the fair value at June 30, 2003, and represented approximately 65% of the purchase price of the loans. A total of $36 million of these loans was classified as nonperforming at September 30, 2003. PNC will continue to liquidate these loans in an orderly manner and these loans will be considered in the determination of the adequacy of the allowance for credit losses.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies SFAS No. 133 for derivatives, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Except for certain specific implementation issues and provisions, the statement is effective for contracts entered into or modified after (and for hedging relationships designated after) June 30, 2003. The Corporation's adoption of SFAS No. 149 prospectively as of July 1, 2003 did not have a material impact on PNC's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). See Note 5 Capital Securities of Subsidiary Trusts.

Derivatives Implementation Group Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("DIG B36") is effective October 1, 2003. DIG B36 clarifies Statement 133 by requiring separate accounting for certain terms embedded in modified coinsurance agreements and credit-linked notes as derivatives under Statement 133. The initial effects of applying the requirements of DIG B36 to existing contracts as of October 1, 2003 will be reported as a cumulative effect-type adjustment of net income. While management is currently evaluating certain implementation issues related to the adoption of DIG B36, the impact of DIG B36 is not expected to have a material impact on the Corporation's consolidated financial position.

NOTE 5 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS
SFAS 150 requires that certain financial instruments, which under prior GAAP could be designated as equity, be classified as liabilities on the balance sheet. SFAS 150 was effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003 for PNC.

The Corporation previously classified its mandatorily redeemable capital securities of subsidiary trusts ("Capital Securities") between the liabilities and shareholders' equity sections of the Consolidated Balance Sheet. These securities were reclassified as borrowed funds under the provisions of SFAS 150 effective July 1, 2003. Additionally, the related dividends were reclassified from noninterest expense and included in interest expense in the Consolidated Statement of Income. Reclassification of prior period amounts was not permitted under SFAS 150. The adoption of SFAS 150 did not have a material effect on PNC's consolidated financial statements. However, the effect of reclassifying dividends to interest expense decreased the Corporation's net interest margin for the third quarter of 2003 by approximately 10 basis points.

The Corporation's Capital Securities include nonvoting preferred beneficial interests in the assets of PNC Institutional Capital Trust A, Trust B and Trust
C. Trust A, formed in December 1996, holds $350 million of 7.95% junior subordinated debentures, due December 15, 2026, and redeemable after December 15, 2006, at a premium that declines from 103.975% to par on or after December 15, 2016. Trust B, formed in May 1997, holds $300 million of 8.315% junior subordinated debentures due May 15, 2027, and redeemable after May 15, 2007, at a premium that declines from 104.1575% to par on or after May 15, 2017. Trust C, formed in June 1998, holds $200 million of junior subordinated debentures due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at September 30, 2003 was 1.71%. Trust C Capital Securities are redeemable on or after June 1, 2008 at par.

Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by the Trusts. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole. Cash distributions of $14 million were recognized as interest expense during the third quarter of 2003.

Trust A is a wholly owned finance subsidiary of PNC Bank, N.A., PNC's principal bank subsidiary, and Trusts B and C are wholly owned finance subsidiaries of the Corporation.

The respective parents of the Trusts have, through the agreements governing the Capital Securities, taken together, fully, irrevocably and unconditionally guaranteed all of the obligations of the Trusts under the Capital Securities.

Also, as indicated in Note 1, PNC consolidated certain VIEs as of July 1, 2003 as a result of the adoption of FIN 46. In November 2003, the FASB issued FASB Staff Position (FSP) 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The lives of the VIEs constituting the CDO funds, LIHTC investments and Private Funds are contractually limited. The mandatorily redeemable noncontrolling interests in these entities are included in the Consolidated Balance Sheet under the caption, "Minority and noncontrolling interests in consolidated entities." Generally, at the termination date of these VIEs, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at September 30, 2003 would have resulted in payments of approximately $1.6 billion based on the terms of the respective entity's governing documents and the measurement principles included in SFAS 150.

The FASB is continuing to evaluate the scope, requirements and implications of FIN 46 and its relationship to the specific requirements of SFAS 150. Changes, if any, resulting from the FASB's deliberations regarding SFAS 150 could impact the presentation of certain line items in the Corporation's consolidated financial statements.

NOTE 6 CASH FLOWS
During the first nine months of 2003, divestiture activity that affected cash flows included a cash receipt of $20 million related to the January 2003 settlement of all issues in dispute between the Corporation and Washington Mutual, FA, in connection with the 2001 sale of the Corporation's residential mortgage banking business. The settlement was reported in PNC's fourth quarter 2002 results as a $16 million after-tax loss from discontinued operations. Also during the first quarter of 2003, PNC purchased the minority interests in PFPC, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. Net cash outflows during the first nine months of 2003 related to the PFPC actions totaled $42 million. During the second quarter of 2003, BlackRock entered into a binding agreement with an investment manager of a fund of hedge funds to purchase 80% of its outstanding equity for approximately $4 million in cash. On June 30, 2003, PFPC completed the previously announced agreement to sell its retirement services business to Wachovia Corp. which resulted in net cash proceeds of $31 million. During the third quarter of 2003, BlackRock made a contingency payment of $5 million related to the 2002 acquisition of Cyllenius.

During the first nine months of 2002, acquisition activity that affected cash flows consisted of $1.736 billion of acquired assets and $60 million of acquired liabilities, resulting in net cash disbursements of $1.676 billion. This activity consisted solely of the NBOC acquisition as described in Note 3.


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

Net trading income for the first nine months of 2003 totaled $178 million compared with $78 million for the first nine months of 2002 and was included in several line items within noninterest income in the Consolidated Statement of Income, as follows:

DETAILS OF TRADING ACTIVITIES

Nine months ended September 30 - in millions            2003            2002
--------------------------------------------------------------------------------
Corporate services                                                        $1
Investments held by certain VIEs
 Securities underwriting and trading                     $81
 Derivatives trading                                       1
Other noninterest income
 Securities underwriting and trading                      62              39
 Derivatives trading                                      15              19
 Foreign exchange                                         19              19
--------------------------------------------------------------------------------
Net trading income                                      $178             $78
================================================================================

NOTE 8 LEGAL PROCEEDINGS
On June 2, 2003, PNC ICLC Corp. ("PNCICLC"), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement (the "Deferred Prosecution Agreement") with the United States Department of Justice, Criminal Division, Fraud Section (the "Department of Justice"). A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the "Form 8-K"). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the "PAGIC transactions") that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

The Department of Justice has recommended to the District Court that the prosecution of PNCICLC be deferred for a period of twelve months in light of PNCICLC's exceptional remedial actions to date and its willingness to acknowledge responsibility for its behavior, continue its cooperation with the Department of Justice and other governmental regulatory agencies, demonstrate its future good faith conduct and full compliance with the securities laws and generally accepted accounting principles and consent to the establishment of a $90 million restitution fund and the assessment of a $25 million monetary penalty. The Department of Justice has further agreed that if PNCICLC is in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice will seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement and at such time the Deferred Prosecution Agreement will be terminated. PNCICLC has timely paid the monetary penalty and established the restitution fund. The $90 million restitution fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. The restitution fund will be administered by Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania.

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

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. ("IFS") to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority will include representing the Plan's interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has been advised of the appointment of IFS.

In July 2003, a former employee brought a putative class action lawsuit under ERISA in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, its former Chief Financial Officer, the Plan administrator and certain past and present members of the Administrative Committee of the Plan. The complaint, brought on behalf of the Plan and all Plan participants for whose individual accounts the Plan purchased and/or held shares of the Corporation during the Class Period, alleged that the defendants breached their fiduciary duties related to disclosures regarding the PAGIC transactions and related matters and also breached their fiduciary duties by permitting the Plan to purchase and hold stock of the Corporation. The complaint sought, among other things, unquantified damages, declaratory and injunctive relief, and attorneys' fees and costs. In November 2003, the court dismissed the complaint without prejudice upon the joint stipulation of the parties.

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

In July 2003, the lead underwriter on the Corporation's Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against the Corporation and PNCICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys' fees and costs. In September 2003, the Corporation moved to stay the action until resolution of the claims against the Corporation in the pending securities litigation described above.

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

In connection with industry-wide investigations of practices regarding market timing, late day trading and employee trading in mutual funds, several of PNC's subsidiaries have received requests for information from state and federal regulatory authorities. These subsidiaries are fully cooperating in all of these matters.

NOTE 9 NONPERFORMING ASSETS
Nonperforming assets were as follows:

                                                 September 30     December 31

In millions                                              2003            2002
--------------------------------------------------------------------------------
Nonperforming loans (a)                                  $324            $309
Nonperforming loans held for sale (b)                      35              97
Foreclosed assets                                          37              12
--------------------------------------------------------------------------------
   Total nonperforming assets (c)                        $396            $418
================================================================================

(a) Includes a troubled debt restructured loan of $1 million as of September 30, 2003 and December 31, 2002.
(b) Includes troubled debt restructured loans held for sale of $9 million and $17 million as of September 30, 2003 and December 31, 2002, respectively.
(c) Excludes equity management assets carried at estimated fair value of $38 million and $40 million as of September 30, 2003 and December 31, 2002, respectively. Such assets include troubled debt restructured assets of $7 million and $12 million, respectively.

NOTE 10 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT
Changes in the allowance for credit losses were as follows:

In millions                                               2003             2002
--------------------------------------------------------------------------------
Allowance at January 1                                    $673             $560
Charge-offs
  Commercial                                              (115)            (167)
  Commercial real estate                                    (3)              (2)
  Consumer                                                 (29)             (30)
  Residential mortgage                                      (2)              (5)
  Lease financing                                          (42)             (20)
--------------------------------------------------------------------------------
    Total charge-offs                                     (191)            (224)
--------------------------------------------------------------------------------
Recoveries
  Commercial                                                17               23
  Commercial real estate
  Consumer                                                   9               11
  Residential mortgage                                       1                1
  Lease financing                                            2                1
--------------------------------------------------------------------------------
    Total recoveries                                        29               36
--------------------------------------------------------------------------------
Net charge-offs
  Commercial                                               (98)            (144)
  Commercial real estate                                    (3)              (2)
  Consumer                                                 (20)             (19)
  Residential mortgage                                      (1)              (4)
  Lease financing                                          (40)             (19)
--------------------------------------------------------------------------------
      Total net charge-offs                               (162)            (188)
--------------------------------------------------------------------------------
Provision for credit losses                                143              244
Acquired allowance (NBOC acquisition)                                        41
Transfer of allowance to other assets                       (1)
Net change in allowance for unfunded loan
 commitments and letters of credit                          (5)              (9)
--------------------------------------------------------------------------------
Allowance at September 30                                 $648             $648
================================================================================

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:


In millions                                               2003             2002
--------------------------------------------------------------------------------
Allowance at January 1                                     $84              $70
Net change in allowance for unfunded loan
 commitments and letters of credit                           5                9
--------------------------------------------------------------------------------
Allowance at September 30                                  $89              $79
================================================================================

NOTE 11 SECURITIES

                                                                                               Unrealized
                                                                        Amortized    ------------------------------        Fair
In millions                                                                  Cost          Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                    $1,913            $26                         $1,939
  Mortgage-backed                                                           7,255             52           $(66)          7,241
  Commercial mortgage-backed                                                2,595             83                          2,678
  Asset-backed                                                              2,487             14            (15)          2,486
  State and municipal                                                          76              2             (3)             75
  Other debt                                                                   57              3                             60
------------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  14,383            180            (84)         14,479
Corporate stocks and other                                                    412              5             (5)            412
------------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                     $14,795           $185           $(89)        $14,891
====================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  Asset-backed                                                                 $2                                            $2
------------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                       2                                             2
------------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                            $2                                            $2
====================================================================================================================================
DECEMBER 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
  U.S. Treasury and government agencies                                      $813            $13                           $826
  Mortgage-backed                                                           6,110            108            $(2)          6,216
  Commercial mortgage-backed                                                2,806             81                          2,887
  Asset-backed                                                              2,699             83             (2)          2,780
  State and municipal                                                          61              2                             63
  Other debt                                                                   58              3                             61
------------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                  12,547            290             (4)         12,833
Corporate stocks and other                                                    597              1            (13)            585
------------------------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                                     $13,144           $291           $(17)        $13,418
====================================================================================================================================
SECURITIES HELD TO MATURITY
Debt securities
  U.S. Treasury and government agencies                                      $276            $33                           $309
  Asset-backed                                                                  8                                             8
  Other debt                                                                   61                                            61
------------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                                     345             33                            378
------------------------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                                          $345            $33                           $378
====================================================================================================================================

Total securities at September 30, 2003 were $14.9 billion compared with $13.8 billion at December 31, 2002. Securities represented 21% of total assets at September 30, 2003 and December 31, 2002. The increase in total securities compared with December 31, 2002 was primarily due to purchases during the first nine months of 2003 of United States government agency and mortgage-backed securities partially offset by the sale of securities classified as held to maturity at December 31, 2002.

The expected weighted-average life of securities available for sale was 2 years and 9 months at September 30, 2003 and 2 years and 8 months at December 31, 2002.

Securities classified as held to maturity are carried at amortized cost. Securities classified as held to maturity at September 30, 2003 were due to the Corporation's adoption of FIN 46 and are related to Market Street. Securities classified as held to maturity on December 31, 2002 were owned by companies formed with AIG that were consolidated in PNC's financial statements. In January 2003, these securities were sold and these companies were liquidated.

The expected weighted-average life of securities held to maturity was 2 years and 10 months at September 30, 2003 and 20 years and 2 months at December 31, 2002.

At September 30, 2003, the securities available for sale balance included a net unrealized gain of $96 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million.

Changes in the fair value of securities available for sale reflect an inverse relationship with changes in interest rates. A rise in interest rates subsequent to September 30, 2003 will adversely impact the fair value of securities available for sale at December 31, 2003 compared with the balance at September 30, 2003. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders' equity as accumulated other comprehensive income or loss, net of tax.

Net securities gains were $101 million for the first nine months of 2003, including $25 million of gains related to the liquidation of the entities formed in 2001 in transactions with AIG, compared with $88 million for the first nine months of 2002.

Information relating to securities sold is set forth in the following table:

SECURITIES SOLD

Nine months
ended
September 30                   Gross        Gross          Net       Income
In millions      Proceeds      Gains       Losses        Gains        Taxes
--------------------------------------------------------------------------------
2003               $9,492       $112          $11         $101          $35
2002               13,689        100           12           88           31
================================================================================



NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Corporation plans to conduct its annual goodwill impairment test on its reporting units during the fourth quarter of 2003, using data as of September 30, 2003. Additionally, the Corporation will perform interim impairment testing as needed based on the occurrence of adverse triggering events as required by SFAS 142. The fair value of PNC's reporting units is determined by using discounted cash flow and market comparability methodologies.

A summary of the changes in goodwill by business for the nine months ended September 30, 2003 follows:

GOODWILL

                          December 31     Goodwill               September 30
In millions                      2002    Additions        Sales          2003
--------------------------------------------------------------------------------
Regional Community Banking       $438                                    $438
Corporate Banking                  39                                      39
PNC Real Estate Finance           302           $3                        305
PNC Business Credit               298                                     298
PNC Advisors                      152            1                        153
BlackRock                         175            3                        178
PFPC                              909           43          $(6)          946
Other                                           28                         28
--------------------------------------------------------------------------------
  Total                        $2,313          $78          $(6)       $2,385
================================================================================

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

During the second quarter of 2003, PFPC completed the sale of its retirement services unit. This transaction resulted in a reduction in customer-related intangibles of $14 million and a reduction in goodwill of $6 million.

During the third quarter of 2003, goodwill of $28 million was recorded due to a change in the Corporation's ownership percentage of BlackRock resulting from BlackRock share repurchases.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

OTHER INTANGIBLE ASSETS

                                                September 30       December 31
In millions                                             2003              2002
--------------------------------------------------------------------------------
Customer-related intangibles
  Gross carrying amount                                 $185              $199
  Accumulated amortization                               (74)              (67)
--------------------------------------------------------------------------------
   Net carrying amount                                  $111              $132
--------------------------------------------------------------------------------
Mortgage and other loan
 servicing rights
  Gross carrying amount                                 $332              $313
  Accumulated amortization                              (132)             (112)
--------------------------------------------------------------------------------
   Net carrying amount                                  $200              $201
--------------------------------------------------------------------------------
     Total                                              $311              $333
================================================================================

The majority of the Corporation's other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. As of September 30, 2003, the Corporation had three indefinite-lived other intangible assets included in "Customer-related intangibles" in the table above: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS No. 87, "Employers' Accounting for Pensions." The aggregate carrying value of these indefinite-lived intangible assets was $10.4 million at September 30, 2003 and $3.5 million at December 31, 2002.

For customer-related intangibles, the estimated remaining useful lives range from one year to fifteen years, with a weighted-average remaining useful life of approximately seven years. The Corporation's mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2003, are as follows:

CHANGES IN GOODWILL AND OTHER INTANGIBLES

                                                       Customer-     Servicing
In millions                               Goodwill       Related        Rights
------------------------------------------------------------------------------
Balance at December 31, 2002                $2,313          $132          $201
Additions/adjustments                           78             8            19
Sales                                           (6)          (14)
Amortization                                                 (15)          (20)
------------------------------------------------------------------------------
  Balance at September 30, 2003             $2,385          $111          $200
==============================================================================

Amortization expense on intangible assets for the third quarter and the first nine months of 2003 was approximately $12 million and $35 million, respectively. Amortization expense on existing intangible assets for the remainder of 2003 and for 2004, 2005, 2006, 2007 and 2008 is estimated to be $11 million, $41 million, $38 million, $35 million, $34 million and $31 million, respectively.

NOTE 13 EARNINGS PER SHARE
The following table sets forth basic and diluted earnings per share calculations.

                                                                     Three months ended September 30  Nine months ended September 30
                                                                     ---------------------------------------------------------------
In millions, except share and per share data                                     2003           2002            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income                                                                       $281           $285            $727            $922
Less:  Preferred dividends declared                                                                                1               1
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to basic earnings per common share                         $281           $285            $726            $921

Basic weighted-average common shares outstanding (in thousands)               278,374        283,689         280,595         283,195

------------------------------------------------------------------------------------------------------------------------------------
  Basic earnings per common share                                               $1.01          $1.00           $2.59           $3.25
====================================================================================================================================

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income                                                                       $281           $285            $727            $922
Less:  BlackRock adjustment for common stock equivalents                                                           1               1
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to diluted earnings per common share                       $281           $285            $726            $921

Basic weighted-average common shares outstanding (in thousands)               278,374        283,689         280,595         283,195

  Conversion of preferred stock Series A and B                                     92             95              92              99
  Conversion of preferred stock Series C and D                                    724            786             737             803
  Conversion of debentures                                                         14             15              14              16
  Exercise of stock options                                                       420            207             338             654
  Incentive share awards                                                          467            422             444             426
------------------------------------------------------------------------------------------------------------------------------------
   Diluted weighted-average common shares outstanding (in thousands)          280,091        285,214         282,220         285,193

------------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per common share                                             $1.00          $1.00           $2.57           $3.23
====================================================================================================================================

NOTE 14 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
The following table sets forth the activity in shareholders' equity for the first nine months of 2003. The value of the Corporation's preferred stock outstanding as of September 30, 2003 and December 31, 2002 was less than $.5 million at each date and, therefore, is excluded from the following table.


                                         Shares
                                    Outstanding                                  Deferred   Accumulated Other
                                         Common    Common    Capital   Retained   Benefit       Comprehensive     Treasury
In millions, except per share data        Stock     Stock    Surplus   Earnings   Expense    Income (Loss)(a)        Stock    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                285    $1,764     $1,101     $7,187       $(9)               $321     $(3,505)   $6,859
Net income                                                                  727                                                 727
Other comprehensive income
 (loss), net of tax (a)
 Net unrealized securities losses                                                                        (116)                 (116)
 Net unrealized losses on cash
    flow hedge derivatives                                                                                (58)                  (58)
-----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                           553
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
 Common ($1.44 per share)                                                  (406)                                               (406)
 Preferred                                                                   (1)                                                 (1)
Treasury stock activity                      (8)                  (2)                                                (362)     (364)
Tax benefit of stock option plans                                  5                                                              5
Stock options granted                                              9                                                              9
Subsidiary stock transactions                                     (3)                                                            (3)
Deferred benefit expense                                                              (15)                                      (15)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003               277    $1,764     $1,110     $7,507      $(24)                $147    $(3,867)   $6,637
===================================================================================================================================

(a) A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2003                                                           Tax Benefit
In millions                                                                Pretax Amount         (Expense)         After-tax Amount
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized securities losses                                                       $(106)              $37                     $(69)
Less: Reclassification adjustment for gains realized in net income                    72               (25)                      47
-----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized securities losses                                                  (178)               62                     (116)
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedge derivatives                                     (37)               13                      (24)
Less: Reclassification adjustment for gains realized in net income                    52               (18)                      34
-----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized losses on cash flow hedge derivatives                               (89)               31                      (58)
-----------------------------------------------------------------------------------------------------------------------------------
  Other comprehensive income (loss)                                                $(267)              $93                    $(174)
===================================================================================================================================


The accumulated balances related to each component of other comprehensive income are as follows:

                                                                          September 30, 2003                 December 31, 2002
In millions                                                             Pretax        After-tax           Pretax        After-tax
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized securities gains                                            $96              $63             $274             $179
Net unrealized gains on cash flow hedge
   derivatives                                                             119               77              208              135
Other (b)                                                                   11                7               11                7
-----------------------------------------------------------------------------------------------------------------------------------
  Accumulated other comprehensive income                                  $226             $147             $493             $321
===================================================================================================================================

(b) Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.

NOTE 15 SEGMENT REPORTING
PNC operates seven major businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

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

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during the third quarter of 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management's assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management's assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated results. The impact of these differences is reflected in the "Intercompany eliminations" and "Other" categories. "Intercompany eliminations" reflects activities conducted among PNC's businesses that are eliminated in the consolidated results. "Other" includes differences between management accounting practices and generally accepted accounting principles, such as capital assignments rather than legal entity shareholders' equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of BlackRock; and other corporate items. "Other" also includes equity management activities and residual asset and liability management activities which do not meet the criteria for disclosure as a separate reportable business.

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

PNC Advisors provides a full range of tailored investment, trust and private banking products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. and investment consulting and trust services to the ultra-affluent through its Hawthorn division. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest(R) product. PNC Advisors provides services to individuals and corporations primarily within PNC's geographic region.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $294 billion of assets under management at September 30, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Provident Institutional Funds. In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions(R) brand name.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

RESULTS OF BUSINESSES

                                      Regional                      PNC        PNC
Three months ended September 30      Community  Corporate   Real Estate   Business       PNC
In millions                            Banking    Banking       Finance     Credit  Advisors   BlackRock     PFPC
----------------------------------------------------------------------------------------------------------------------
2003 INCOME STATEMENT
Net interest income (expense)             $308        $76           $24        $35       $23         $43     $(16)
Noninterest income                         194         88            55         12       208         147      188
----------------------------------------------------------------------------------------------------------------------
  Total revenue                            502        164            79         47       231         190      172
Provision for credit losses                 11         23            (8)        23         1
Depreciation and amortization               10          2             1          1         3           6        5
Other noninterest expense                  272         83            57         14       127          89      139
----------------------------------------------------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes       209         56            29          9       100          95       28
Minority and other interests in
  income of consolidated entities                                   (11)                  69          31
Income taxes                                71         19             6          3        11          24       12
----------------------------------------------------------------------------------------------------------------------
  Earnings                                $138        $37           $34         $6       $20         $40      $16
======================================================================================================================
Inter-segment revenue                       $4         $1                                 $6          $4       $2
======================================================================================================================
AVERAGE ASSETS (a)                     $38,407    $13,558        $4,683     $3,926    $3,578      $3,484   $1,896
======================================================================================================================
2002 INCOME STATEMENT
Net interest income (expense)             $336        $87           $26        $35       $24          $1     $(19)
Noninterest income                         240         89            28          8       126         137      190
----------------------------------------------------------------------------------------------------------------------
  Total revenue                            576        176            54         43       150         138      171
Provision for credit losses                 14         44           (2)         15         2
Depreciation and amortization                9          3             4          1         2           5        4
Other noninterest expense                  259         86            41         13       114          77      136
----------------------------------------------------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes       294         43            11         14        32          56       31
Minority and other interests in
  income of consolidated entities                                   (2)
Income taxes                               102         13           (6)          6        12          23       12
----------------------------------------------------------------------------------------------------------------------
  Earnings                                $192        $30           $19         $8       $20         $33      $19
======================================================================================================================
Inter-segment revenue                       $8         $1                                 $8          $4       $2
======================================================================================================================
AVERAGE ASSETS (a)                     $39,188    $13,337        $4,892     $3,814    $2,872        $790   $1,893
======================================================================================================================
Nine months ended September 30
In millions
2003 INCOME STATEMENT
Net interest income (expense)             $956       $221           $80       $101       $65         $54     $(46)
Noninterest income                         598        289           117         36       467         434      567
----------------------------------------------------------------------------------------------------------------------
  Total revenue                          1,554        510           197        137       532         488      521
Provision for credit losses                 32         63           (1)         51         2
Depreciation and amortization               28          7             5          2         8          16       15
Other noninterest expense                  814        271           135         42       365         257      434
----------------------------------------------------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes       680        169            58         42       157         215       72
Minority and other interests in
  income of consolidated entities                                   (13)                  69          31
Income taxes                               231         57            (3)        16        32          70       29
----------------------------------------------------------------------------------------------------------------------
  Earnings                                $449       $112           $74        $26       $56        $114      $43
======================================================================================================================
Inter-segment revenue                      $16         $4                                $19         $13       $6
======================================================================================================================
AVERAGE ASSETS (a)                     $38,608    $12,194        $4,738     $3,778    $3,104      $3,484   $1,884
======================================================================================================================
2002 INCOME STATEMENT
Net interest income (expense)           $1,074       $267           $86       $101       $76          $7     $(55)
Noninterest income                         593        317            84         32       428         440      617
----------------------------------------------------------------------------------------------------------------------
  Total revenue                          1,667        584           170        133       504         447      562
Provision for credit losses                 37        139            (7)        72         3
Depreciation and amortization               27          7             6          1         7          15        8
Other noninterest expense                  770        265           113         40       361         265      459
----------------------------------------------------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes       833        173            58         20       133         167       95
Minority and other interests in
  income of consolidated entities                                    (2)
Income taxes                               288         56            (7)         8        49          68       38
----------------------------------------------------------------------------------------------------------------------
  Earnings                                $545       $117           $67        $12       $84         $99      $57
======================================================================================================================
Inter-segment revenue                      $15         $5                                $31         $12       $6
======================================================================================================================
AVERAGE ASSETS (a)                     $39,010    $14,275        $5,017     $3,870    $2,976        $790   $1,891
======================================================================================================================



Three months ended September 30                 Intercompany
In millions                            Other    Eliminations  Consolidated
--------------------------------------------------------------------------
2003 INCOME STATEMENT
Net interest income (expense)            $19                          $512
Noninterest income                        38           $(24)           906
--------------------------------------------------------------------------
  Total revenue                           57            (24)         1,418
Provision for credit losses                                             50
Depreciation and amortization             16                            44
Other noninterest expense                 28            (18)           791
--------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes      13             (6)           533
Minority and other interests in
  income of consolidated entities         13             (2)           100
Income taxes                               8             (2)           152
--------------------------------------------------------------------------
  Earnings                               $(8)           $(2)          $281
==========================================================================
Inter-segment revenue                     $7           $(24)
==========================================================================
AVERAGE ASSETS (a)                    $3,776        $(2,024)       $71,284
==========================================================================
2002 INCOME STATEMENT
Net interest income (expense)            $38                          $528
Noninterest income                       (20)          $(27)           771
--------------------------------------------------------------------------
  Total revenue                           18            (27)         1,299
Provision for credit losses                                             73
Depreciation and amortization             17                            45
Other noninterest expense                 40            (21)           745
--------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes     (39)            (6)           436
Minority and other interests in
  income of consolidated entities          6                             4
Income taxes                             (13)            (2)           147
--------------------------------------------------------------------------
  Earnings                              $(32)           $(4)          $285
==========================================================================
Inter-segment revenue                     $4           $(27)
==========================================================================
AVERAGE ASSETS (a)                    $1,021        $(1,949)       $65,858
==========================================================================
Nine months ended September 30
In millions
2003 INCOME STATEMENT
Net interest income (expense)           $105                        $1,536
Noninterest income                        40           $(71)         2,477
--------------------------------------------------------------------------
  Total revenue                          145            (71)         4,013
Provision for credit losses               (4)                          143
Depreciation and amortization             55                           136
Other noninterest expense                231            (59)         2,490
--------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes    (137)           (12)         1,244
Minority and other interests in
  income of consolidated entities         39             (2)           124
Income taxes                             (34)            (5)           393
--------------------------------------------------------------------------
  Earnings                             $(142)           $(5)          $727
==========================================================================
Inter-segment revenue                    $13           $(71)
==========================================================================
AVERAGE ASSETS (a)                    $1,777        $(1,946)       $67,621
==========================================================================
2002 INCOME STATEMENT
Net interest income (expense)           $117                        $1,673
Noninterest income                        (1)          $(79)         2,431
--------------------------------------------------------------------------
  Total revenue                          116            (79)         4,104
Provision for credit losses                                            244
Depreciation and amortization             54                           125
Other noninterest expense                106            (68)         2,311
--------------------------------------------------------------------------
  Earnings before minority and
    other interests and income taxes     (44)           (11)         1,424
Minority and other interests in
  income of consolidated entities         28                            26
Income taxes                             (20)            (4)           476
--------------------------------------------------------------------------
  Earnings                              $(52)           $(7)          $922
==========================================================================
Inter-segment revenue                    $10           $(79)
==========================================================================
AVERAGE ASSETS (a)                    $1,017        $(2,005)       $66,841
==========================================================================

(a)  Period-end balances for BlackRock.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the "Review of Businesses" section of the Financial Review of this Form 10-Q due to the presentation in the Financial Review of business revenues on a taxable-equivalent basis (except for BlackRock and PFPC) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the "Review of Businesses" section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense) and debt financing as disclosed in the "Review of Businesses" section.

NOTE 16 COMMITMENTS AND GUARANTEES
EQUITY FUNDING COMMITMENTS
The Corporation has commitments to make additional equity investments in certain equity management entities of $194 million and affordable housing limited partnerships of $21 million at September 30, 2003.

STANDBY LETTERS OF CREDIT
PNC issues standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to support obligations of its customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon their request PNC would be obligated to make payment to the guaranteed party. Standby letters of credit and risk participations in standby letters of credit outstanding on September 30, 2003 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $5.2 billion at September 30, 2003. Assets valued, as of September 30, 2003, at approximately $1.8 billion secured certain specifically identified standby letters of credit and letter of credit risk participations having aggregate potential future payments of approximately $1.8 billion. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees which secure that customer's other obligations to PNC.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES
PNC enters into Standby Bond Purchase Agreements to support municipal bond obligations and enters into certain other liquidity facilities to support individual pools of receivables acquired by unrelated commercial paper conduits. At September 30, 2003, PNC's total commitments under these facilities were $343 million and $282 million, respectively.

INDEMNIFICATIONS
PNC is a party to numerous acquisition or divestiture agreements, under which it has purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of entire businesses, loan portfolios, branch banks, partial interests in companies, or other types of assets. They generally include indemnification provisions under which PNC indemnifies the other parties to these agreements against a variety of risks to the other parties as a result of the transaction in question; and when PNC is the seller, the indemnification provisions will generally also provide protection relating to the quality of the assets being sold and the extent of any liabilities being assumed. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to PNC resulting from them.

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

PNC engages in certain insurance activities which require its employees to be bonded. PNC satisfies this requirement by issuing letters of credit in an aggregate amount of approximately $5.1 million.

In the ordinary course of business, PNC enters into contracts with third parties pursuant to which the third parties provide services on behalf of PNC. In many of the contracts, PNC agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

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

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries. The Corporation and its subsidiaries also advance on behalf of covered individuals costs incurred in defending against certain claims, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. The Corporation advanced such defense costs on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2003. It is not possible to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC on behalf of certain of its clients, PNC provides indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis, and thus the exposure to the Corporation is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2003, the aggregate maximum potential exposure as a result of these indemnity obligations was $9.1 billion, although PNC held cash collateral at the time in excess of that amount.

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

STATISTICAL INFORMATION
THE PNC FINANCIAL SERVICES GROUP, INC.
CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                                 Nine months ended September 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                            2003                                 2002
-----------------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent basis                                   Average       Interest      Average   Average       Interest      Average
Dollars in millions                                       Balances Income/Expense Yields/Rates  Balances Income/Expense Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
Loans held for sale                                         $1,671            $35       2.77%    $3,204        $117           4.83%
Securities
  Securities available for sale
    U.S. Treasury and government agencies/corporations       3,828            115       3.99      3,144         123           5.22
    Other debt                                               9,955            309       4.14      7,670         317           5.52
    State and municipal                                         61              4       8.78         61           4           9.16
    Corporate stocks and other                                 486              9       2.66        480          11           3.03
----------------------------------------------------------------------------------             ------------------------
        Total securities available for sale                 14,330            437       4.07     11,355         455           5.35
  Securities held to maturity                                   24              2       7.88        356          13           4.78
----------------------------------------------------------------------------------             ------------------------
        Total securities                                    14,354            439       4.07     11,711         468           5.33
Loans, net of unearned income
    Commercial                                              14,908            640       5.66     16,089         719           5.90
    Commercial real estate                                   2,155             76       4.66      2,474          99           5.26
    Consumer                                                10,387            454       5.84      9,481         474           6.68
    Residential mortgage                                     3,220            141       5.86      5,005         254           6.78
    Lease financing                                          3,769            164       5.82      4,231         203           6.41
    Other                                                      361             10       3.57        405          13           4.19
----------------------------------------------------------------------------------             ------------------------
        Total loans, net of unearned income                 34,800          1,485       5.66     37,685       1,762           6.21
Federal funds sold                                             652              6       1.24      1,282          17           1.75
Purchased customer receivables                                 841             11       1.75
Investments held by certain
  variable interest entities                                   718             48       8.91
Other                                                        2,204             85       5.14      1,942          77           5.29
----------------------------------------------------------------------------------             ------------------------
        Total interest-earning assets/interest income       55,240          2,109       5.07     55,824       2,441           5.81
Noninterest-earning assets
    Allowance for credit losses                              (676)                                 (619)
    Cash and due from banks                                  2,819                                2,733
    Other assets                                            10,238                                8,903
-------------------------------------------------------------------                            ----------
        Total assets                                       $67,621                              $66,841
===================================================================                            ==========
LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS,
    CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    Demand and money market                               $22,231             122        .73    $21,446         185           1.16
    Savings                                                 2,108               5        .33      2,037           8            .49
    Retail certificates of deposit                          8,992             211       3.13     10,490         289           3.69
    Other time                                                266              15       7.30        654          22           4.50
    Deposits in foreign offices                               221               2       1.04        417           6           1.72
----------------------------------------------------------------------------------             ------------------------
        Total interest-bearing deposits                    33,818             355       1.40     35,044         510           1.94
Borrowed funds
    Federal funds purchased                                   683               6       1.13        721           9           1.61
    Repurchase agreements                                   1,071               9       1.09        962          10           1.45
    Bank notes and senior debt                              3,570              58       2.14      5,421         111           2.69
    Federal Home Loan Bank borrowings                       1,159             (13)     (1.49)     1,617           4            .33
    Subordinated debt                                       2,041              62       4.03      2,210          76           4.60
    Mandatorily redeemable capital securities of
      subsidiary trusts                                       286              14       6.60
    Commercial paper                                          843               7       1.11
Liabilities of certain variable
  interest entities                                           624              24       5.08
    Other borrowed funds                                      215              44      27.04        343          38          14.73
----------------------------------------------------------------------------------             ------------------------
        Total borrowed funds                               10,492             211       2.66     11,274         248           2.92
----------------------------------------------------------------------------------             ------------------------
        Total interest-bearing liabilities/interest
           expense                                         44,310             566       1.70     46,318         758           2.18
Noninterest-bearing liabilities, minority interest,
   capital securities and shareholders' equity
    Demand and other noninterest-bearing deposits          10,492                                 9,079
    Allowance for unfunded commitments and letters of
      credit                                                   79                                    80
    Accrued expenses and other liabilities                  4,948                                 4,157
    Minority and noncontrolling interests in
      consolidated entities                                   539                                   196
    Mandatorily redeemable capital securities of
      subsidiary trusts                                       562                                   848
    Shareholders' equity                                    6,691                                 6,163
-------------------------------------------------------------------                            ----------
        Total liabilities, minority and noncontrolling
          interests, capital securities and shareholders'
          equity                                          $67,621                               $66,841
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                    3.37                                  3.63
    Impact of noninterest-bearing sources                                                .34                                   .37
-----------------------------------------------------------------------------------------------------------------------------------
    Net interest income/margin                                             $1,543       3.71%                $1,683           4.00%
===================================================================================================================================

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

-----------------------------------------------------------------------------------------------------------------------------------
             Third Quarter 2003                            Second Quarter 2003                       Third Quarter 2002
-----------------------------------------------------------------------------------------------------------------------------------
 Average          Interest        Average          Average        Interest       Average      Average        Interest       Average
Balances    Income/Expense   Yields/Rates         Balances  Income/Expense  Yields/Rates     Balances  Income/Expense  Yields/Rates
-----------------------------------------------------------------------------------------------------------------------------------


  $1,480                $8           2.11%          $1,754            $15           3.45%      $2,125          $24           4.43%


   4,562                42           3.62            3,825             37           3.95        2,962           37           5.07
  10,187                94           3.70           10,325            112           4.34        7,205           95           5.27
      67                 2           8.47               57              1           8.90           60            1           9.05
     466                 2           2.50              465              4           2.86          541            4           2.53
----------------------------                 -----------------------------                 ---------------------------
  15,282               140           3.66           14,672            154           4.21       10,768          137           5.10
       5                             6.66                               1                         340            4           5.02
----------------------------                 -----------------------------                 ---------------------------
  15,287               140           3.66           14,672            155           4.21       11,108          141           5.10

  14,712               208           5.53           14,965            215           5.69       15,698          236           5.89
   2,034                24           4.67            2,169             25           4.62        2,501           33           5.16
  10,832               153           5.61           10,346            152           5.87        9,649          160           6.56
   2,807                39           5.57            3,244             47           5.83        4,296           71           6.63
   3,633                52           5.69            3,767             54           5.73        4,124           65           6.31
     360                 3           3.29              360              4           3.64          419            5           4.16
----------------------------                 -----------------------------                 ---------------------------
  34,378               479           5.50           34,851            497           5.67       36,687          570           6.13
      46                              .98              116                          1.22        2,212           10           1.75
   2,495                11           1.77

   2,130                48           9.00
   2,601                34           5.11            1,863             27           5.82        2,110           28           5.27
----------------------------                 -----------------------------                 ---------------------------
  58,417               720           4.88           53,256            694           5.19       54,242          773           5.64

    (674)                                             (671)                                      (665)
   3,079                                             2,679                                      2,619
  10,462                                            10,301                                      9,662
-------------                                --------------                                -----------
 $71,284                                           $65,565                                    $65,858
=============                                ==============                                ===========




 $22,475                35            .63          $22,141             41            .74      $21,376           62           1.15
   2,133                 1            .24            2,131              2            .37        2,050            2            .50
   8,460                64           2.98            8,892             69           3.11       10,347           92           3.52
     264                 5           7.19              269              5           7.27          269            5           7.23
     238                 1            .92              220                          1.11          215            1           1.52
----------------------------                 -----------------------------                 ---------------------------
  33,570               106           1.25           33,653            117           1.40       34,257          162           1.88

   1,306                 3           1.03              692              3           1.28           42                        2.97
   1,204                 3            .96            1,116              4           1.17          990            4           1.51
   2,904                16           2.15            3,555             19           2.14        5,154           35           2.63
   1,129                (5)         (1.88)           1,138             (5)         (1.49)       1,272                        (.15)
   1,949                19           3.82            2,025             20           4.01        2,210           25           4.61

     848                14           6.67
   2,501                 7           1.11

   1,851                24           5.08
     323                19          22.96              175             13          29.55          158           15          37.25
----------------------------                 -----------------------------                 ---------------------------
  14,015               100           2.81            8,701             54           2.46        9,826           79           3.16
----------------------------                 -----------------------------                 ---------------------------

  47,585               206           1.71           42,354            171           1.61       44,083          241           2.16


  11,040                                            10,278                                      9,405

      77                                                77                                         73
   4,934                                             4,980                                      4,754

   1,104                                               252                                        218

                                                       848                                        848
   6,544                                             6,776                                      6,477
-------------                                --------------                                -----------


 $71,284                                           $65,565                                    $65,858
-----------------------------------------------------------------------------------------------------------------------------------
                                     3.17                                           3.58                                     3.48
                                      .32                                            .33                                      .40
-----------------------------------------------------------------------------------------------------------------------------------
                      $514           3.49%                           $523           3.91%                     $532           3.88%
===================================================================================================================================

Loan fees for the nine months ended September 30, 2003 and September 30, 2002 were $82 million and $80 million, respectively. Loan fees for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002 were $29 million, $26 million and $22 million, respectively.

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

The Department of Justice has recommended to the District Court that the prosecution of PNCICLC be deferred for a period of twelve months in light of PNCICLC's exceptional remedial actions to date and its willingness to acknowledge responsibility for its behavior, continue its cooperation with the Department of Justice and other governmental regulatory agencies, demonstrate its future good faith conduct and full compliance with the securities laws and generally accepted accounting principles and consent to the establishment of a $90 million restitution fund and the assessment of a $25 million monetary penalty. The Department of Justice has further agreed that if PNCICLC is in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice will seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement and at such time the Deferred Prosecution Agreement will be terminated. PNCICLC has timely paid the monetary penalty and established the restitution fund. The $90 million restitution fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. The restitution fund will be administered by Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania.

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

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation's Incentive Savings Plan ("Plan") in connection with the Committee's conduct relating to the Corporation's common stock held by the Plan and the Corporation's restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. ("IFS") to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority will include representing the Plan's interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has been advised of the appointment of IFS.

In July 2003, a former employee brought a putative class action lawsuit under ERISA in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, its former Chief Financial Officer, the Plan administrator and certain past and present members of the Administrative Committee of the Plan. The complaint, brought on behalf of the Plan and all Plan participants for whose individual accounts the Plan purchased and/or held shares of the Corporation during the Class Period, alleged that the defendants breached their fiduciary duties related to disclosures regarding the PAGIC transactions and related matters and also breached their fiduciary duties by permitting the Plan to purchase and hold stock of the Corporation. The complaint sought, among other things, unquantified damages, declaratory and injunctive relief, and attorneys' fees and costs. In November 2003, the court dismissed the complaint without prejudice upon the joint stipulation of the parties.

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

In July 2003, the lead underwriter on the Corporation's Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against the Corporation and PNCICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys' fees and costs. In September 2003, the Corporation moved to stay the action until resolution of the claims against the Corporation in the pending securities litigation described above.

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

In connection with industry-wide investigations of practices regarding market timing, late day trading and employee trading in mutual funds, several of PNC's subsidiaries have received requests for information from state and federal regulatory authorities. These subsidiaries are fully cooperating in all of these matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed, or in the case of Exhibits
32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

12.1       Computation of Ratio of Earnings to Fixed Charges
12.2       Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends
31.1       Certification of Chairman and Chief Executive Officer
             pursuant to Section 302 of the Sarbanes-Oxley Act
             of 2002
31.2       Certification of Vice Chairman and Chief Financial
             Officer pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002
32.1       Certification of Chairman and Chief Executive Officer
             pursuant to 18 U.S.C. Section 1350
32.2       Certification of Vice Chairman and Chief Financial
             Officer pursuant to 18 U.S.C. Section 1350
99.1       Termination of Agreement between The PNC Financial
             Services Group, Inc. and the Federal Reserve Bank
             of Cleveland
99.2       Termination of Agreement between PNC Bank, National
             Association and the Office of the Comptroller of
             the Currency
99.3       Agreement and Plan of Merger, dated as of August 21,
             2003, by and among the Corporation, United National
             Bancorp and PNC Bancorp, Inc.*
--------------------------------------------------------------------------------
*Incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K dated September 2, 2003.

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

As described in PNC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Corporation filed two Current Reports on Form 8-K ("Form 8-K") on July 21, 2003. In addition, the Corporation filed the following Reports on Form 8-K during and subsequent to the third quarter of 2003 through the date of this Quarterly Report on Form 10-Q on the dates indicated:

August 21, 2003
---------------
Item 9, Regulation FD Disclosure, regarding the Corporation's planned acquisition of United National Bancorp. Copies of a news release issued jointly by the Corporation and United National Bancorp and certain other information regarding the acquisition were filed as Exhibits to this Form 8-K.

September 2, 2003
-----------------
Item 5, Other Events, regarding the Agreement and Plan of Merger ("Merger Agreement") entered into by the Corporation, United National Bancorp and a wholly-owned subsidiary of the Corporation on August 21, 2003. The Merger Agreement was filed as an Exhibit to this Form 8-K.

September 8, 2003
-----------------
Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation to investors by certain executives of the Corporation in connection with the Lehman Brothers 2003 Financial Services Conference in New York, New York. A copy of the electronic slides and related material used with this presentation was furnished as an Exhibit to this Form 8-K.

September 15, 2003
------------------
Item 5, Other Events, regarding the Corporation's news release announcing that the Federal Reserve Bank of Cleveland had lifted its formal written agreement with the Corporation. A copy of this news release was filed as an Exhibit to this Form 8-K.

September 29, 2003
------------------
Item 5, Other Events, regarding the Corporation's news release announcing that the Office of the Comptroller of the Currency had lifted its formal written agreement with PNC Bank, National Association, the Corporation's principal bank subsidiary. A copy of this news release was filed as an Exhibit to this Form 8-K.

October 1, 2003
---------------
Item 5, Other Events, regarding the Corporation's summary of reconciliations of non-GAAP financial measures included in the Corporation's 2002 Annual Report to Shareholders that was incorporated by reference into the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The summary of reconciliations of non-GAAP financial measures was filed as an Exhibit to this Form 8-K.

October 16, 2003
----------------
Item 5, Other Events, and Item 12, Disclosure of Results of Operations and Financial Condition, regarding the Corporation's release of third quarter 2003 earnings. A copy of the Corporation's earnings press release was included as an Exhibit to this Form 8-K.

October 16, 2003
----------------
Item 5, Other Events, regarding supplementary financial information provided on the Corporation's website in connection with its October 16, 2003 release of third quarter 2003 earnings and related investor conference call. A copy of this supplementary financial information was filed as an Exhibit to this Form 8-K.

November 3, 2003
----------------
Item 5, Other Events, regarding information in connection with the public offering by PNC Funding Corp, a wholly owned subsidiary of the Corporation, of $600 million aggregate principal amount of 5.25% Subordinated Notes due 2015. The Underwriting Agreement, Form of Subordinated Notes and Form of Guarantees related to the Subordinated Notes were filed as Exhibits to this Form 8-K.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2003, on its behalf by the undersigned thereunto duly authorized.

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

News media representatives and others seeking general information should contact:

Donna C. Peterman, Senior Vice President, Director of Corporate Communications, at (412) 762-4550 or via e-mail at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

                                                                        Cash
                                                                   Dividends
                                  High           Low         Close  Declared
================================================================================
2003 QUARTER
--------------------------------------------------------------------------------
First                          $45.950       $41.630       $42.380      $.48
Second                          50.110        42.060        48.810       .48
Third                           50.170        46.410        47.580       .48
--------------------------------------------------------------------------------
     Total                                                             $1.44
================================================================================
2002 QUARTER
--------------------------------------------------------------------------------
First                          $62.800       $52.500       $61.490      $.48
Second                          61.490        49.600        52.280       .48
Third                           52.750        32.700        42.170       .48
Fourth                          44.230        36.020        41.900       .48
--------------------------------------------------------------------------------
     Total                                                             $1.92
================================================================================

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of common stock and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. A prospectus and enrollment card may be obtained by contacting Shareholder Services at (800) 982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC
2 North LaSalle Street
Chicago, Illinois  60602
(800) 982-7652