Form 10-K
period 2003-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2004-03-12
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 1-9718

THE PNC FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code - (412) 762-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	New York Stock Exchange
$1.60 Cumulative Convertible Preferred Stock-Series C, par value $1.00	New York Stock Exchange
$1.80 Cumulative Convertible Preferred Stock-Series D, par value $1.00	New York Stock Exchange
Series G Junior Participating Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

$1.80 Cumulative Convertible Preferred Stock – Series A, par value $1.00

$1.80 Cumulative Convertible Preferred Stock – Series B, par value $1.00

8.25% Convertible Subordinated Debentures Due 2008

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2003, determined using the per share closing price on that date on the New York Stock Exchange of $48.81, was approximately $13.6 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 27, 2004: 282,862,121

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 27, 2004 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. (“PNC” or “Corporation”) has made and may continue to make written or oral forward-looking statements with respect to the Corporation’s outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Corporation’s business operations or performance. This Annual Report on Form 10-K (“Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward-looking statements, see Cautionary Statement Regarding Forward-Looking Information in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management; and global fund processing services. The Corporation operates directly and through numerous subsidiaries, providing certain products and services nationally and others in PNC’s primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain banking, asset management and global fund processing services internationally. At December 31, 2003, the Corporation’s consolidated total assets, deposits and shareholders’ equity were $68.2 billion, $45.2 billion and $6.6 billion, respectively.

PNC was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, PNC has diversified its geographical presence, business mix and product capabilities through internal growth and strategic bank and non-bank acquisitions and the formation of various non-banking subsidiaries.

Information on certain acquisitions is included in Note 3 Acquisitions and information on divestitures is included in Note 6 Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 of this Report and is incorporated herein by reference.

REVIEW OF LINES OF BUSINESS In addition to the following information relating to the Corporation’s lines of business, information is set forth under the captions Line of Business Highlights and Review of Businesses included in Item 7 of this Report and is incorporated herein by reference. Also, financial and other information by line of business is included in Note 27 Segment Reporting of the Notes To Consolidated Financial Statements included in Item 8 of this Report and is incorporated herein by reference.

REGIONAL COMMUNITY BANKING

Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC’s primary geographic footprint.

The goal of Regional Community Banking is to generate sustainable revenue growth by consistently increasing its base of satisfied and loyal customers. The Corporation’s strategy is to drive revenue growth by building a base of checking account relationships which provide fee revenue and a low-cost funding source for loans and investments. PNC seeks to generate additional revenue growth by expanding relationships with these customers through cross-selling of other products and services.

Consistent with this strategy, on January 1, 2004 the Corporation acquired United National Bancorp (“United National”). United National was a bank holding company with over $3 billion in assets. A subsidiary of United National, UnitedTrust Bank, provides a full range of commercial and retail banking services through 45 branches in New Jersey and seven branches in Pennsylvania. With this acquisition, PNC increased its customer base by more than 100,000 households and businesses. The acquisition was completed through the merger of United National with and into PNC Bancorp, Inc., a wholly owned subsidiary of the Corporation. United National shareholders received an aggregate of approximately $321 million in cash and

6.6 million shares of PNC common stock valued at $360 million, for an aggregate of $681 million. The transaction resulted in the addition of approximately $3 billion of assets and $2.3 billion of deposits and the recognition of goodwill estimated to exceed $550 million in the first quarter of 2004. See Cautionary Statement Regarding Forward-Looking Information in Item 7 of this Report and Note 3 Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Report for further information.

Also, in August 2003, PNC Bank, National Association (“PNC Bank, N.A.”) announced an alliance with The Stop & Shop Supermarket Company to become the exclusive bank in all new Stop & Shop stores located in New Jersey and expects to place 40 branches in Stop & Shop’s new and existing New Jersey stores over the next four years.

WHOLESALE BANKING-OVERVIEW

Wholesale Banking (which includes Corporate Banking, PNC Real Estate Finance and PNC Business Credit) provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution.

Wholesale Banking is focused on becoming a trusted business advisor for its customers and on acquiring, retaining and growing its customer base. Wholesale Banking’s goals include growth in market share, higher levels of customer and employee satisfaction and increased shareholder returns. Now that the institutional lending repositioning that began in 2001 is essentially complete, management seeks to drive quality loan growth in 2004 and 2005 as economic conditions improve, reversing prior trends.

WHOLESALE BANKING – CORPORATE BANKING

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC’s geographic region. Treasury management activities, capital markets products and equipment leasing products offered through Corporate Banking are marketed by several businesses across the Corporation.

The goal of Corporate Banking is to acquire, grow and retain customer relationships through adapting its institutional expertise to the middle market with an emphasis on higher-margin noncredit products and services, especially treasury management and capital markets, and to improve the risk/return characteristics of the lending business. Corporate Banking intends to build customer relationships, continue its efforts to manage credit risk and liquidate loans held for sale.

PNC, through the Corporate Banking line of business, administers Market Street Funding Corporation (“Market Street”), a multi-seller asset-backed commercial paper conduit. Effective July 1, 2003, PNC consolidated Market Street into its financial statements in connection with the Corporation’s adoption of FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The consolidation of Market Street had no impact on 2003 earnings for Corporate Banking. See the Off-Balance Sheet Arrangements section of Item 7 of this Report and Note 2 Variable Interest Entities of the Notes to Consolidated Financial Statements in Item 8 of this Report for further information.

Corporate Banking operates primarily within PNC’s principal geographical markets.

WHOLESALE BANKING – PNC REAL ESTATE FINANCE

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. In addition to the primary Wholesale Bank products and services, PNC Real Estate Finance originates and sells commercial mortgage loans and provides commercial mortgage loan servicing and other industry specific products and services to clients that develop, own, manage or invest in commercial real estate. PNC’s commercial real estate financial services platform provides processing services through Midland Loan Services, Inc. (“Midland”). Midland is a leading third-party provider of loan servicing and technology to the commercial real estate finance industry. PNC Real Estate Finance, which operates nationwide, also includes PNC MultiFamily Capital, a national provider of financial services for the multi-family housing industry, particularly affordable and senior housing as well as healthcare facilities.

PNC Real Estate Finance seeks to maximize its distribution and lending capabilities in accordance with current economic conditions and acquire new clients. The continued origination and sale of commercial mortgage loans, which is part of the ongoing business, was profitable in 2003. In addition, the low income housing tax credit distribution continues to grow. However, the current phase of the economic cycle has limited the opportunities to replace the run-off of loans with new loans having acceptable risks and returns.

WHOLESALE BANKING – PNC BUSINESS CREDIT

PNC Business Credit provides lending services to middle market customers nationally, including loans secured by accounts receivable, inventory, machinery and equipment, and other collateral. Its customers include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Business Credit’s focus is to continue to achieve scale and market leadership in national markets targeting middle market clientele. PNC Business Credit plans to build upon sales momentum achieved over the past two years and capitalize on scale advantages over regional competitors, while striving to maintain hold levels under $35 million per client.

In January 2002, PNC Business Credit acquired a portion of National Bank of Canada’s (“NBOC”) U.S. asset-based lending business in a purchase business combination. NBOC exercised its put option effective July 15, 2003 related to the loan portfolio it had retained as part of the 2002 transaction. See Note 3 Acquisitions of the Notes to the Consolidated Financial

Statements included under Item 8 of this Report for additional information.

PNC ADVISORS

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. (“Hilliard Lyons”) and investment consulting and trust services to the ultra-affluent through its Hawthorn division. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within PNC’s primary geographic markets.

To provide long-term financial planning, PNC Advisors’ wealth planners work closely with a team of investment, trust and banking professionals to develop comprehensive solutions for their clients. The momentum that PNC Advisors has built over the past year, combined with an experienced team, the introduction of managed accounts and an extensive delivery system, positions PNC Advisors as a trusted advisor for its customers.

BLACKROCK

BlackRock, Inc. (“BlackRock”) is one of the largest publicly traded investment management firms in the United States with approximately $309 billion of assets under management at December 31, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions® brand name.

The ability of BlackRock to grow assets under management is the key driver of increases in revenue, earnings and ultimately shareholder value. BlackRock’s strategy for growth in assets under management includes a focus on achieving superior relative client investment performance objectives and providing best in class client service. The business attracts and retains talented professionals and enhances its technology and operating capabilities to deliver on its strategy. BlackRock also continues to expand the firm’s expertise and breadth of distribution.

BlackRock is approximately 70% owned by PNC and is consolidated into PNC’s financial statements. Accordingly, approximately 30% of BlackRock’s earnings are recognized as a minority interest expense in the Consolidated Statement Of Income included in Item 8 of this Report.

PFPC

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Strategically, PFPC is focusing technological resources on targeted web-based initiatives, streamlining operations and developing flexible systems architecture and client-focused servicing solutions. To meet the growing needs of the international marketplace, PFPC is also continuing its global expansion.

SUBSIDIARIES The corporate legal structure currently consists of two subsidiary banks, including their subsidiaries, and over 60 active non-bank subsidiaries. PNC Bank, N.A., headquartered in Pittsburgh, Pennsylvania, is the Corporation’s principal bank subsidiary. At December 31, 2003, PNC Bank, N.A. had total consolidated assets representing approximately 91% of the Corporation’s consolidated assets. For additional information on subsidiaries, see Exhibit 21 to this Form 10-K, which is incorporated herein by reference.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	114
Analysis of Year-To-Year Changes In Net Interest Income	113
Book Values Of Securities	22 and 86
Maturities And Weighted-Average Yield of Securities	88
Loan Types	21 and 89
Loan Maturities And Interest Sensitivity	116
Nonaccrual, Past Due and Restructured Loans	49,50,74, and 90
Potential Problem Loans and Loans Held for Sale	23,49,50
Summary of Loan Loss Experience	50,51, and 115
Allocation of Allowance for Credit Losses	50,51, and 115
Average Amount and Average Rate Paid on Deposits	114
Time Deposits of $100,000 or More	93 and 116
Selected Consolidated Financial Data	13-14
Short-Term Borrowings	116

SUPERVISION AND REGULATION

OVERVIEW

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”).

The Corporation and its subsidiaries are subject to numerous governmental regulations, some of which are highlighted below and in Note 4 Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict the Corporation’s ability to repurchase stock or to receive dividends from its bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, the Corporation and its subsidiaries are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Office of the Comptroller of the Currency (“OCC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of the Corporation’s operations.

The Corporation and certain of its subsidiaries are also subject to regulation by the Securities and Exchange Commission (“SEC”) by virtue of the Corporation’s status as a public company and due to the nature of certain of its businesses.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

The discussion below begins by presenting a general description of the principal regulations affecting the Corporation. It then summarizes key regulatory developments that took place in 2003.

GENERAL

As a bank holding company and, as discussed below, a financial holding company, the Corporation is subject to supervision and regular inspection by the Federal Reserve Board. The Federal Reserve Board’s prior approval is required whenever the Corporation proposes to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (“CRA”). At December 31, 2003, both of the Corporation’s bank subsidiaries, PNC Bank, N.A. and PNC Bank, Delaware, were rated “outstanding” with respect to CRA.

The GLB Act permits a qualifying bank holding company to become a “financial holding company” and thereby to affiliate with financial companies engaging in a broader range of activities than had previously been permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve Board, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve Board unilaterally to be “complementary” to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is “well capitalized,” is “well managed,” and has at least a “satisfactory” CRA rating. The Corporation became a financial holding company as of March 13, 2000.

The Federal Reserve Board is the “umbrella” regulator of a financial holding company. In addition, the financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state “functional” regulators.

The Corporation’s subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, including the OCC with respect to PNC Bank, N.A. and the Federal Deposit Insurance Corporation (“FDIC”) and the Delaware Office of the State Bank Commissioner with respect to PNC Bank, Delaware. One aspect of this regulation is that the Corporation’s subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to PNC at the parent company level. These dividends constitute the principal source of the Corporation’s revenue and cash flow at the parent company level. Without regulatory approval, the amount available for the payment of dividends by PNC Bank, N.A. and PNC Bank, Delaware was approximately $324 million at December 31, 2003. The Corporation’s subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and non-bank affiliates as discussed in Note 4 Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference.

In 2003, PNC Bank, N.A. received regulatory approval to transfer $500 million in cash capital surplus to PNC. The first installment occurred in December 2003 and the second installment occurred in January 2004.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of December 31, 2003, the Corporation had approximately $1.7 billion in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries for the repayment of contractual obligations with maturities of less than one year of $1.1 billion. The Corporation regularly assesses its ability to meet both the obligatory and discretionary funding needs of the parent company. Based on the amount of funds currently available at the parent company and the projected amount of dividends from PNC Bank, N.A., and taking into account the cash portion of the United National acquisition, management expects the parent company to have sufficient liquidity to meet current obligations to its debt holders, vendors, and others, and to pay dividends at current rates through the next twelve months.

Subsidiary banks are also limited by law and regulation in the scope of permitted activities and investments. Subsidiary banks and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. The GLB Act, however, permits a national bank, such as PNC Bank, N.A. to engage in expanded activities through the formation of a “financial subsidiary.” PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity with certain exceptions, including insurance underwriting, insurance investments, real estate investment or development, and merchant banking.

In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. and each of its depository institution affiliates must be “well capitalized” and “well managed” and may not have a less than “satisfactory” CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank’s total assets. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A. must also have issued debt with certain minimum ratings. In addition to calculating its risk-based capital information from its consolidated financial statements, a national bank with one or more financial subsidiaries must also be “well capitalized” after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank’s consolidated assets. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information under both methods described above. PNC Bank, N.A. provides this information under both methods in its quarterly Consolidated Reports of Condition and Income to the OCC. The national bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

As a regulated financial services firm, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The Federal Reserve Board, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. In addition, the Corporation and its bank subsidiaries are subject to examination by various regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. An examination downgrade by any of the Corporation’s federal bank regulators potentially can result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

For example, as subsidiaries of a financial holding company under the GLB Act, the non-bank subsidiaries of the Corporation are allowed to conduct new financial activities or acquire non-bank financial companies with after-the-fact notice to the Federal Reserve Board. In addition, the Corporation’s non-bank subsidiaries (and financial subsidiaries of the Corporation’s subsidiary banks) are now permitted to engage in certain activities that were not permitted for banks and bank holding companies prior to enactment of the GLB Act, and to engage on less restrictive terms in certain activities that were previously permitted. Among other activities, the Corporation currently relies on its status as a financial holding company to conduct mutual fund distribution activities, merchant banking activities, and underwriting and dealing activities.

To continue to qualify for financial holding company status, the Corporation’s subsidiary banks must maintain “well capitalized” capital ratios, examination ratings of “1” or “2” (on a scale of 1 to 5), and certain other criteria that are incorporated into the definition of “well managed” under the BHC Act and Federal Reserve Board rules. If the Corporation were no longer to qualify for this status, it could not continue to enjoy the after-the-fact notice process for new non-banking activities and non-banking acquisitions, and would be required promptly to enter into an agreement with the Federal Reserve Board providing a plan for the Corporation’s subsidiary bank(s) to meet the “well capitalized” and “well managed” criteria. The Federal Reserve Board would have broad authority to limit the activities of the Corporation. Failure to satisfy the criteria within a six-month period could result in a requirement that the Corporation conform its existing non-banking activities to activities that were permissible prior to the enactment of the GLB Act. If a subsidiary bank of the Corporation failed to maintain a “satisfactory” or better rating under the CRA, the Corporation could not commence new activities or make new investments in reliance on the GLB Act.

In addition, if the Corporation’s subsidiary banks were no longer “well capitalized” and “well managed” within the meaning of the BHC Act and Federal Reserve Board rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of Federal Reserve Board applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or to continue to conduct existing activities.

Certain subsidiaries of the Corporation’s BlackRock subsidiary have qualified as “financial subsidiaries,” as described above, of PNC Bank, N.A. If a subsidiary bank of the Corporation were to fail to meet the “well capitalized” or “well managed” and related criteria, PNC Bank, N.A. would be required to enter into an agreement with the OCC to correct the condition. The OCC would have the authority to limit the activities of the bank. If the condition were not corrected within six months or within any additional time granted by the OCC, PNC Bank, N.A. could be required to conform the activities of its financial subsidiaries to activities in which a national bank could engage directly. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory CRA examination rating, PNC Bank, N.A. would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2003, both of the Corporation’s subsidiary banks exceeded the required ratios for classification as “well capitalized.” Additional discussion of capital adequacy requirements is set forth under the caption “Capital And Funding Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and in Note 4 Regulatory Matters of the Notes to Consolidated Financial Statements in Item 8 of this Report, which sections are incorporated herein by reference.

Regulatory matters could also increase the cost of FDIC deposit insurance premiums to an insured bank. Both of the Corporation’s subsidiary banks are insured by the FDIC and subject to premium assessments. Since 1996, the FDIC has not assessed banks in the most favorable capital and assessment risk classification categories for insurance premiums for most deposits, due to the favorable ratio of the assets in the FDIC’s deposit insurance funds to the aggregate level of insured deposits outstanding. This has resulted in significant cost savings to all insured banks. Recent costs to the FDIC in resolving several large bank and savings institution receiverships, however, have caused this ratio to decline to the point that the FDIC may be required in the near future to once again begin to assess deposit insurance premiums against insured banks in the most favorable capital and assessment risk classification categories. Deposit insurance premiums are assessed as a percentage of the deposits of the insured institution. If the FDIC assesses premiums for all deposits, it would impose a significant cost to all insured banks, including the Corporation’s subsidiary banks, reducing the net spread between deposit and other bank funding costs and the earnings from assets and services of the bank, and thus the net income of the bank. FDIC deposit insurance premiums are “risk based”; therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles may take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

The Corporation’s subsidiary banks are subject to “cross-guarantee” provisions under federal law which provide that if one of these banks fails or requires FDIC assistance, the FDIC may assess a “commonly-controlled” bank for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC’s claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates, such as the Corporation.

The Corporation’s subsidiaries are subject to regulatory requirements imposed by the Federal Reserve Board and other federal and state agencies. The Corporation’s registered broker-dealer subsidiaries, including one of BlackRock’s subsidiaries, are regulated by the SEC and either by the OCC or the Federal Reserve Board. They are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. (“NASD”), among others. Hilliard Lyons is also a member of the New York Stock Exchange and subject to its regulations and supervision. Three subsidiaries, including one of BlackRock’s subsidiaries, are registered as commodity pool operators with the Commodity Futures Trading Commission and the National Futures Association, and are subject to regulation by them.

Several of the Corporation’s subsidiaries, including certain BlackRock subsidiaries, are registered with the SEC as investment advisers and, therefore, are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of investment advisers. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients; record-keeping; operational, marketing and reporting requirements; disclosure requirements; limitations on principal transactions between an adviser or its affiliates and advisory clients; as well as general anti-fraud prohibitions. The Corporation’s investment advisory subsidiaries also may be subject to certain state securities laws and regulations. In addition, the Corporation’s investment adviser subsidiaries, such as certain BlackRock subsidiaries, that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940 and the SEC’s regulations thereunder.

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of investment advisers. The profitability of investment advisers could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Recently, the SEC and other governmental agencies have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of this industry. The likely effect of regulatory reform would be to increase the extent of regulation of the mutual fund industry and impose additional compliance obligations and costs on PNC’s subsidiaries involved with the mutual fund industry.

Under various provisions of the federal securities laws (including in particular those applicable to broker-dealers, investment advisers and registered investment companies and their service providers), a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in a limitation of permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, expansion of activities of a broker-dealer generally requires approval of the New York Stock Exchange and/or NASD, and regulators may take into account a variety of considerations in acting upon such applications, including internal controls, capital, management experience and quality, and supervisory concerns.

For additional information about the regulation of BlackRock, see the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

2003 REGULATORY DEVELOPMENTS

On July 18, 2002, the Corporation announced that it had entered into a written agreement with the Federal Reserve Bank of Cleveland (“Federal Reserve”) and that its principal subsidiary, PNC Bank, N.A., had entered into a written agreement with the OCC. These agreements addressed such issues as risk, management and financial controls. On September 15, 2003 and September 29, 2003, respectively, the Federal Reserve lifted its formal written agreement with the Corporation and the OCC lifted its formal written agreement with PNC Bank, N.A. These actions brought the agreements to a conclusion.

The Board and senior management team remain committed to the goal of establishing the Corporation as an industry leader in the areas of governance, corporate conduct, risk management and regulatory relations.

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement (the “Deferred Prosecution Agreement”) with the United States Department of Justice, Criminal Division, Fraud Section (the “Department of Justice”) relating to PNCICLC’s actions in connection with the three PAGIC transactions that were entered into in 2001. The Agreement is further described under Item 3 of this Report.

COMPETITION The Corporation is subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to bank regulatory supervision and restrictions.

In making loans, the subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. The Corporation’s subsidiary banks compete for deposits with not only other commercial banks, savings banks, savings and loan associations and credit unions, but also insurance companies and issuers of commercial paper and other securities, including mutual funds. Various non-bank subsidiaries engaged in investment banking and private equity activities compete with commercial banks, investment banking firms, merchant banks, insurance companies, private equity firms and other investment vehicles. In providing asset management services, the Corporation’s subsidiaries compete with many investment management firms, large banks and other financial institutions, brokerage firms, mutual fund complexes, and insurance companies.

The fund servicing business is also highly competitive, with a relatively small number of providers. Merger, acquisition and consolidation activity in the financial services industry has also impacted the number of existing or potential fund servicing clients.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation’s businesses consistently must make technological investments to remain competitive.

See also “Competition,” “Disintermediation,” “Asset Management Performance” and “Fund Servicing” within the Risk Factors section of Item 7 of this Report, which is incorporated herein by reference, for additional information.

EMPLOYEES Average full-time equivalent employees totaled approximately 23,200 for full year 2003, and were approximately 22,900 for the month of December 2003.

SEC REPORTS AND CORPORATE GOVERNANCE INFORMATION The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and in accordance with the Exchange Act, PNC files annual, quarterly and current reports, proxy statements, and other information with the SEC. PNC’s SEC File Number is 1-9718. You may read and copy any document PNC files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including PNC’s filings. The address of the SEC’s website is www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 450 Fifth Street NW, Washington, D.C. 20549.

The Corporation makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through the Corporation’s internet site as soon as reasonably practicable after it files such material with, or furnishes it to, the SEC. The Corporation’s internet address is www.pnc.com. Copies may also be obtained by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

Information about PNC’s Board and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of PNC’s website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or the charter of the Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC website) may do so by sending their requests to Thomas R. Moore, Corporate Secretary, at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. The material requested will be provided without cost to the shareholder.

ITEM 2 – PROPERTIES

The executive and administrative offices of the Corporation and PNC Bank, N.A. are located at One PNC Plaza, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank. The Corporation and PNC Bank, N.A. occupy the entire building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, that houses additional office space.

The Corporation and its subsidiaries own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by the Corporation’s subsidiaries are considered by management to be adequate. Additional information pertaining to the Corporation’s properties is set forth in Note 16 Premises, Equipment and Leasehold Improvements of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference.

ITEM 3 – LEGAL PROCEEDINGS

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement with the Department of Justice. A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the “Form 8-K”). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

The Department of Justice has recommended to the District Court that the prosecution of PNCICLC be deferred for a period of twelve months in light of PNCICLC’s exceptional remedial actions to date and its willingness to acknowledge responsibility for its behavior, continue its cooperation with the Department of Justice and other governmental regulatory agencies, demonstrate its future good faith conduct and full compliance with the securities laws and generally accepted accounting principles and consent to the establishment of a $90 million restitution fund and the assessment of a $25 million monetary penalty. The Department of Justice has further agreed that if PNCICLC is in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice will seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement and at such time the Deferred Prosecution Agreement will be terminated. PNCICLC has timely paid the monetary penalty and established the restitution fund. The $90 million restitution fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. The restitution fund will be administered by Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania.

The Form 8-K, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNCICLC and the Corporation.

There are several pending judicial or administrative proceedings or other matters arising out of the PAGIC transactions. The impact of the final disposition of these matters cannot be assessed at this time. The Corporation intends to defend vigorously each of the pending lawsuits described below.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation’s common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation’s independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation’s Incentive Savings Plan (“Plan”) in connection with the Committee’s conduct relating to the Corporation’s common stock held by the Plan and the Corporation’s restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has been advised of the appointment of IFS.

In July 2003, a former employee brought a putative class action lawsuit under ERISA in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, its former Chief Financial Officer, the Plan administrator and certain past and present members of the Administrative Committee of the Plan. The complaint, brought on behalf of the Plan and all Plan participants for whose individual accounts the Plan purchased and/or held shares of the Corporation during the Class Period, alleged that the defendants breached their fiduciary duties related to disclosures regarding the PAGIC transactions and related matters and also breached their fiduciary duties by permitting the Plan to purchase and hold stock of the Corporation. The complaint sought, among other things, unquantified damages, declaratory and injunctive relief, and attorneys’ fees and costs. In November 2003, the court dismissed the complaint without prejudice upon the joint stipulation of the parties.

The Corporation received a letter in June 2003 on behalf of an alleged shareholder of the Corporation demanding that the Corporation take appropriate legal action against the Chairman and Chief Executive Officer, the former Chief Financial Officer, and the Controller, as well as any other individuals or entities allegedly responsible for causing damage to the Corporation as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation, which has completed its evaluation and reported its findings to the Board of Directors and counsel for the alleged shareholder. The special committee recommended against bringing any claims against the current or former executive officers but made certain recommendations with respect to resolution of potential claims PNC has with respect to certain other third parties.

In July 2003, the lead underwriter on the Corporation’s Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against the Corporation and PNCICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In September 2003, the Corporation moved to stay the action until resolution of the claims against the Corporation in the pending securities litigation described above.

Subsidiaries of PNC are defendants (or have potential contribution obligations to defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and has been brought as an adversary proceeding by the unsecured creditors’ committee in Adelphia’s bankruptcy proceeding. A motion to intervene on behalf of the equity committee is also pending in this case. The other lawsuits (one of which is a putative class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege violations of federal securities laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. PNC believes it has substantial defenses to the claims against it in these lawsuits and intends to defend them vigorously. These lawsuits are currently in initial stages and present complex issues of law and fact. As a result, PNC is not currently capable of evaluating its exposure, if any, resulting from these lawsuits.

In addition to the proceedings or other matters described above, the Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation’s financial position. However, management is not now in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on the Corporation’s results of operations in any future reporting period.

In connection with industry-wide investigations of practices in the mutual fund industry including market timing, late day trading, employee trading in mutual funds and other matters, several of PNC’s subsidiaries have received requests for information and other inquiries from state and federal regulatory authorities. These subsidiaries are fully cooperating in all of these matters.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT Information regarding each executive officer of the Corporation as of February 27, 2004 is set forth below. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with Corporation	Year Employed(1)
James E. Rohr	55	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	53	President	1972
William S. Demchak	41	Vice Chairman and Chief Financial Officer	2002
William C. Mutterperl	57	Vice Chairman	2002
Joseph J. Whiteside	62	Vice Chairman	2002
Timothy G. Shack	53	Executive Vice President and Chief Information Officer	1976
Thomas K. Whitford	48	Executive Vice President and Chief Risk Officer	1983
John J. Wixted, Jr.	52	Senior Vice President and Chief Regulatory Officer	2002
Michael J. Hannon	47	Senior Vice President and Chief Credit Policy Officer	1982
Robert C. Barry, Jr.	61	Senior Vice President and Director of Finance	1997
Richard J. Johnson	47	Senior Vice President and Director of Finance	2002
Samuel R. Patterson	45	Controller	1986
Helen P. Pudlin	54	Senior Vice President and General Counsel	1989

(1)	Where applicable, refers to year employed by predecessor company.

(2)	Also serves as a director of the Corporation.

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

DIRECTORS OF THE REGISTRANT The names and principal occupations of each director of the Corporation as of February 27, 2004 is set forth below:

Paul W. Chellgren, Retired Chairman and Chief Executive Officer of Ashland Inc. (energy company), Adjunct Professor, Northern Kentucky University; Robert N. Clay, President and Chief Executive Officer of Clay Holding Company (investments); J. Gary Cooper, Chairman and Chief Executive Officer of Commonwealth National Bank (community banking); George A. Davidson, Jr., Retired Chairman of Dominion Resources, Inc. (public utility holding company); Richard B. Kelson, Executive Vice President and Chief Financial Officer of Alcoa Inc. (producer of primary aluminum, fabricated aluminum, and alumina); Bruce C. Lindsay, Chairman and Managing Director of Brind-Lindsay & Co., Inc. (advisory company); Anthony A. Massaro, Chairman, President and Chief Executive Officer of Lincoln Electric Holdings, Inc. (full-line manufacturer of welding and cutting products); Thomas H. O’Brien, Retired Chairman of the Corporation; Jane G. Pepper, President of Pennsylvania Horticultural Society (nonprofit membership organization); James E. Rohr, Chairman and Chief Executive Officer of the Corporation; Lorene K. Steffes, Independent Business Advisor and Consultant (Vice President of International Business Machines 1998-2003); Dennis F. Strigl, President and Chief Executive Officer of Verizon Wireless, Inc. (wireless telecommunications); Stephen G. Thieke, Retired Chairman, Risk Management Committee of JP Morgan Incorporated (financial and investment banking services); Thomas J. Usher, Chairman and Chief Executive Officer of United States Steel Corporation (integrated steelmaker); Milton A. Washington, President and Chief Executive Officer of Allegheny Housing Rehabilitation Corporation (housing rehabilitation and construction); and Helge H. Wehmeier, Vice Chairman of Bayer Corporation (healthcare, crop sciences, polymers, and chemicals).

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation’s common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 27, 2004, there were 50,034 common shareholders of record.

Holders of common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available therefor. The Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, the financial condition of the Corporation and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company). Management expects that the parent company will have sufficient liquidity available to pay dividends at current rates through 2004.

The Federal Reserve Board has the power to prohibit the Corporation from paying dividends without its approval. Further discussion concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company is set forth under the caption “Supervision and Regulation” in Part I, Item 1 of this Report, under the caption “Liquidity Risk Management” in the Risk Management section of Item 7 of this Report, and in Note 4 Regulatory Matters of the Notes to Consolidated Financial Statements section of Item 8 of this Report, each of which is incorporated herein by reference.

Additional information relating to the common stock is set forth under the caption “Common Stock Prices/Dividends Declared” in Item 8 of this Report, which is incorporated herein by reference.

Information regarding the Corporation’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2003 is included in the table under Item 12 of this Report.

The Corporation’s registrar and transfer agent is:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

(800) 982-7652

Item 6.

SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2003	2002	2001(a)	2000	1999
SUMMARY OF OPERATIONS
Interest income	$2,712	$3,172	$4,137	$4,732	$4,583
Interest expense	716	975	1,875	2,568	2,239

Net interest income	1,996	2,197	2,262	2,164	2,344
Provision for credit losses	177	309	903	136	163
Noninterest income	3,257	3,197	2,652	2,950	2,460
Noninterest expense	3,476	3,227	3,414	3,103	2,838

Income from continuing operations before minority and noncontrolling interests and income taxes	1,600	1,858	597	1,875	1,803
Minority and noncontrolling interests in income of consolidated entities	32	37	33	27	15
Income taxes	539	621	187	634	586

Income from continuing operations	1,029	1,200	377	1,214	1,202
Income (loss) from discontinued operations, net of tax		(16)	5	65	62

Income before cumulative effect of accounting change	1,029	1,184	382	1,279	1,264
Cumulative effect of accounting change, net of tax	(28)		(5)

Net income	$1,001	$1,184	$377	$1,279	$1,264

PER COMMON SHARE
Basic earnings (loss)
Continuing operations	$3.68	$4.23	$1.27	$4.12	$3.98
Discontinued operations		(.05)	.02	.23	.21

Before cumulative effect of accounting change	3.68	4.18	1.29	4.35	4.19
Cumulative effect of accounting change	(.10)		(.02)

Net income	$3.58	$4.18	$1.27	$4.35	$4.19

Diluted earnings (loss)
Continuing operations	$3.65	$4.20	$1.26	$4.09	$3.94
Discontinued operations		(.05)	.02	.22	.21

Before cumulative effect of accounting change	3.65	4.15	1.28	4.31	4.15
Cumulative effect of accounting change	(.10)		(.02)

Net income	$3.55	$4.15	$1.26	$4.31	$4.15

Book value (At December 31)	$23.97	$24.03	$20.54	$21.88	$19.23
Cash dividends declared	$1.94	$1.92	$1.92	$1.83	$1.68

Certain prior-period amounts have been reclassified to conform with the current year presentation.

For information regarding certain business risks, see the Risk Factors and Risk Management sections of Item 7 of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report for certain factors that could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance.

	At or year ended December 31
Dollars in millions	2003	2002	2001(a)	2000	1999
BALANCE SHEET HIGHLIGHTS
Assets	$68,168	$66,377	$69,638	$69,921	$69,360
Earning assets	56,361	54,833	57,875	59,373	60,268
Loans, net of unearned income	34,080	35,450	37,974	50,601	49,673
Allowance for credit losses	632	673	560	598	600
Securities	15,690	13,763	13,908	5,902	5,960
Loans held for sale	1,400	1,607	4,189	1,655	3,477
Deposits	45,241	44,982	47,304	47,664	45,802
Borrowed funds (c)	11,453	9,116	12,090	11,718	14,229
Allowance for unfunded loan commitments and letters of credit	90	84	70	77	74
Mandatorily redeemable securities of subsidiary trusts		848	848	848	848
Shareholders’ equity	6,645	6,859	5,823	6,656	5,946
Common shareholders’ equity	6,636	6,849	5,813	6,344	5,633

SELECTED RATIOS
From Continuing Operations
Net interest margin	3.64%	3.99%	3.84%	3.64%	3.86%
Noninterest income to total revenue	62.0	59.3	54.0	57.7	51.2
Efficiency	66.2	59.8	69.5	60.7	59.1
From Net Income
Return on
Average common shareholders’ equity	15.06	18.83	5.65	21.63	22.41
Average assets	1.49	1.78	.53	1.68	1.69
Loans to deposits	75	79	80	106	108
Dividend payout	54.50	46.07	151.65	42.06	40.22
Leverage (b)	8.2	8.1	6.8	8.0	6.6
Common shareholders’ equity to assets	9.73	10.32	8.35	9.07	8.12
Average common shareholders’ equity to average assets	9.87	9.44	9.14	8.44	8.12

(a)	See Note 7 Fourth Quarter 2001 Actions included under Item 8 of this Report for further information regarding items impacting the comparability of 2001 amounts with other periods presented.

(b)	The leverage ratio represents tier 1 capital divided by adjusted average total assets as defined by regulatory capital requirements for bank holding companies. The ratio includes discontinued operations for the year 1999.

(c)	Includes long-term borrowings of $7,135 million, $7, 012 million, $8,173 million, $6,464 million and $7,785 million for 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

The Corporation is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, wholesale banking, wealth management, asset management and global fund processing services. The Corporation provides certain products and services nationally and others in PNC’s primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain banking, asset management and global fund processing services internationally.

PNC’s strategies to enhance shareholder value include expanding its deposit-driven banking franchise through internal growth and, as opportunities arise, through targeted acquisitions. In addition, the Corporation plans to leverage its customer base and leading technology to grow the asset management and processing businesses in an efficient and effective manner. Efforts in recent years to reduce risk, grow deposits and diversify the Corporation’s revenue mix have enabled PNC to improve liquidity and build a strong capital position.

OVERVIEW OF KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

The financial performance of financial services companies such as PNC is affected by a variety of key factors. Given the nature of its business, PNC’s performance is substantially dependent on general economic factors such as overall economic activity, loan demand, interest rates and the shape of the yield curve, and the performance of the equity and debt markets. PNC, like other financial services companies, does not have the ability to exercise control over these economic factors, although it can manage its business to take advantage of the opportunities offered and to mitigate the risks presented by changes in these factors. On the other hand, PNC’s performance also relies on its ability to develop and execute effective business plans and to maintain an effective risk management program.

During 2003, PNC was able to achieve success in a number of critical areas, impacting PNC’s results in 2003 and contributing to PNC’s ability to continue to grow its businesses and to respond to the challenges it expects to face in 2004 and thereafter.

One significant example of these successes was the improvement in client acquisition and retention across most of PNC’s businesses. Further, the success of PNC’s efforts to enhance cross selling to its client base is evidenced by the year over year increase in fee based income. On the expense side, PNC’s efficiency initiative identified and realized almost $150 million in savings on a run rate basis into 2004, and the Corporation is building on this initiative as it moves into 2004. Managing and deploying capital in a disciplined fashion was another critical factor that affected PNC’s financial performance in 2003 and should help build its foundation for the future. PNC deployed excess economic capital to strengthen its banking businesses by acquiring United National; it returned additional excess capital to its shareholders by increasing the quarterly dividend by four percent and repurchasing approximately 11.9 million of its shares.

Economic factors, however, had a negative impact on PNC’s overall growth, with a continuation of historically low interest rates and weak loan demand both having a major effect on performance in 2003. These economic factors are the areas that PNC’s management sees as presenting the greatest challenges for 2004. Indeed, the key factor affecting PNC’s results of operations for 2004 that is neither readily predictable nor responsive to actions substantially within PNC’s control is likely to be the timing and extent of changes in market interest rates. Also, loan demand should respond positively to improving economic conditions, but the timing and extent of increased loan demand is not now predictable, depending in substantial part on the nature of the continuing economic recovery. PNC is thus not assuming that its 2004 results will reflect significant improvement in this area. As part of its enhanced risk management framework, PNC has avoided the temptation to respond to the pressures presented by these economic factors by increasing the Corporation’s risk profile in an effort to bolster short term earnings.

In addition to the need to manage its business effectively to deal with these and other critical economic factors, PNC’s success in 2004 will depend on its success in a number of other key areas, including:

•	Maintaining stable asset quality;

•	Leveraging the Corporation’s customer base to deepen relationships and drive revenue growth;

•	Leveraging PNC’s operating and technology platform to improve efficiency;

•	Managing the revenue/expense relationship; and

•	Building best of class corporate governance and risk management systems.

SUMMARY FINANCIAL RESULTS

Consolidated net income for 2003 was $1.001 billion or $3.55 per diluted share compared with $1.184 billion or $4.15 per diluted share for 2002. Results for 2003 reflected the impact of expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with PNC’s previously announced agreement with the United States Department of Justice (“DOJ”) and related legal and consulting costs. Net income for 2003 also included the cumulative effect of a change in accounting principle that negatively impacted earnings by $28 million, or $.10 per diluted share. Results for 2002 included a loss from discontinued operations of $16 million, or $.05 per diluted share.

Return on average common shareholders’ equity was 15.06% for 2003 and 18.83% for 2002. Return on average assets was 1.49% for 2003 and 1.78% for 2002.

The Corporation’s performance in 2003 reflected significant progress in a number of key areas:

•	Regional Community Banking grew home equity loans 17% on average during 2003 compared with the prior year while noninterest-bearing demand deposits grew 10% on average.

•	Earnings from BlackRock increased 17% in 2003 compared with 2002.

•	Consolidated assets under management grew to $354 billion at December 31, 2003, an increase of $41 billion, or 13%, compared with the balance at December 31, 2002.

•	PFPC provided accounting/administration services for $667 billion of investment assets at December 31, 2003 compared with $510 billion at December 31, 2002, an increase of $157 billion or 31%.

•	Asset quality improved significantly, including a $90 million or 22% decline in nonperforming assets at December 31, 2003 compared with the balance at December 31, 2002.

•	The efficiency initiatives in 2003 resulted in expense savings of approximately $100 million for the year and nearly $150 million on a run rate basis into 2004.

•	In September 2003, the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency lifted their formal written agreements with the Corporation and PNC Bank, N.A., respectively.

•	On January 1, 2004, the Corporation successfully completed its previously announced acquisition of United National Bancorp.

BALANCE SHEET HIGHLIGHTS

Total assets were $68.2 billion at December 31, 2003 compared with $66.4 billion at December 31, 2002. Total assets at December 31, 2003 included $2.6 billion due to PNC’s adoption of FIN 46R.

Average interest-earning assets were $55.2 billion in 2003, down $.2 billion from 2002 primarily due to decreases in average loans, average loans held for sale and average federal funds sold that were partially offset by increases in average securities, and purchased customer receivables recorded in connection with PNC’s adoption of FIN 46R.

Average loans for 2003 were $34.7 billion compared with $37.1 billion in 2002, a decline of $2.4 billion or 6%. Loans represented 63% of average interest-earning assets for 2003 compared with 67% for 2002. The decreases were primarily due to prepayments of residential mortgages, continued weak commercial loan demand coupled with strategic commercial loan downsizing and the run-off of vehicle leases, partially offset by an increase in home equity loans. The term “loans” in this Report excludes loans held for sale and securities that represent interests in pools of loans.

Average securities totaled $14.7 billion for 2003, an increase of $2.7 billion from 2002. Securities comprised 27% of average interest-earning assets for 2003 compared with 22% for 2002. The increase was primarily due to the purchase of U.S. government agencies securities resulting from the redeployment of liquidity and other interest rate risk management activities.

Funding cost is affected by the volume and composition of funding sources as well as related rates paid thereon. Average total deposits were $44.5 billion for 2003 compared with $44.1 billion for 2002. Average deposits comprised 66% of total sources of funds for both 2003 and 2002.

Average interest-bearing demand and money market deposits totaled $22.4 billion for 2003 compared with $21.5 billion in 2002. The increase reflected focused marketing efforts to grow and maintain more valuable transaction accounts while higher cost, less valuable retail certificates of deposit were not emphasized. Average borrowed funds for 2003 decreased $.2 billion, to $10.5 billion, compared with 2002 commensurate with the decline in average interest-earning assets. Average borrowed funds for 2003 included $1.3 billion and $.4 billion related to the impact of the adoption of FIN 46R and Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” respectively. See the Consolidated Average Balance Sheet and Net Interest Analysis under Item 8 of this Report for additional information.

LINE OF BUSINESS HIGHLIGHTS

PNC operates seven major businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. Treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives trading and loan syndications; and equipment leasing products are offered through Corporate Banking and sold by several businesses across the Corporation. Highlights of 2003 results for each of the lines of business follows.

Regional Community Banking

Regional Community Banking earnings were $608 million in 2003 compared with $697 million in 2002. The decline in total revenue in 2003 compared with the prior year reflected the negative impact of lower interest rates, residential mortgage loan prepayments and the managed run-off of the vehicle leasing portfolio. These factors, and an increase in employee benefit costs, contributed to the decline in earnings.

Wholesale Banking – Total

Wholesale Banking earnings were $306 million in 2003 compared with $280 million in 2002. The higher earnings for 2003 reflected improved overall asset quality and higher noninterest income.

Wholesale Banking – Corporate Banking

Corporate Banking earnings were $173 million for 2003 compared with $150 million for 2002. The earnings improvement reflected a lower provision for credit losses that more than offset decreased total revenue and higher noninterest expense compared with the prior year.

Wholesale Banking – PNC Real Estate Finance

PNC Real Estate Finance earned $102 million for 2003 and $90 million for 2002. The increase was primarily due to higher gains on commercial mortgage loan sales in 2003 that more than offset the impact of lower taxable-equivalent net interest income and a lower benefit from the provision for credit losses.

Wholesale Banking – PNC Business Credit

PNC Business Credit earned $31 million for 2003 compared with $40 million for 2002. The decline in earnings for 2003 compared with the prior year was primarily due to a $17 million increase in the provision for credit losses in 2003.

PNC Advisors

PNC Advisors earned $72 million for 2003 compared with $97 million in 2002. The earnings decline reflected lower fee income due to net asset outflows, reduced brokerage revenue and lower taxable-equivalent net interest income resulting from the residential mortgage portfolio runoff and the level of interest rates in 2003.

BlackRock

BlackRock earned $155 million for 2003 compared with $133 million for 2002. Earnings increased for 2003 compared with the prior year as higher revenue, driven by an increase in assets under management and BlackRock Solutions™ assignments, and higher investment income more than offset increases in general and administration and other operating expenses. BlackRock financial information included in Item 7 of this Report is presented on a stand-alone basis.

PFPC

PFPC earned $61 million for 2003 compared with $65 million for 2002. Lower fund servicing revenue, largely attributable to the sale of the retirement services unit, client attrition and the impact of competitive market conditions on pricing, were substantially offset by a decline in operating expenses, primarily due to benefits from efficiency initiatives that exceeded $50 million. PFPC’s 2002 results included the benefits of a $19 million reduction in reserves that were originally established in 2001 and $13 million of fees related to the renegotiation of a client contract.

Other

Aggregate results of the lines of businesses differ from consolidated results from continuing operations of PNC due to intercompany eliminations and due to various items captured in “Other” discussed within the Review of Businesses section of Item 7 of this Report. See Note 27 Segment Reporting included in Item 8 of this Report for a reconciliation of line of business results to PNC Consolidated Results from Continuing Operations. “Other” includes differences between management accounting practices and GAAP such as: capital assignments rather than legal entity shareholders’ equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of BlackRock; and other corporate items. “Other” also includes equity management activities, residual asset and liability management activities and certain insurance-related activities which do not meet the criteria for disclosure as a separate reportable business. “Other” reflected a net loss of $167 million for 2003 compared with a net loss of $63 million for 2002. “Other” for 2003 included pretax expenses of $120 million, or $87 million after taxes, in connection with the DOJ agreement, including related legal and consulting costs, and a pretax charge of $25 million, or $16 million after taxes, related to leased facilities.

CONSOLIDATED STATEMENT OF INCOME REVIEW

NET INTEREST INCOME

Changes in net interest income and margin result from the interaction of the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin. See Statistical Information - Average Consolidated Balance Sheet and Net Interest Analysis under Item 8 of this Report for additional information.

Net interest income was $1.996 billion for 2003 compared with $2.197 billion for 2002. Net interest income on a taxable-equivalent basis was $2.006 billion and the net interest margin was 3.64 % for 2003, a decline of $204 million and 35 basis points compared with 2002. The low interest rate environment, decreases in commercial loans, prepayments in the residential mortgage loan portfolio, and sales and maturities of securities that were replaced at lower yields resulted in a decline in taxable-equivalent net interest income compared with 2002. See below for a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

In addition, PNC’s adoption effective July 1, 2003, of SFAS 150 negatively impacted 2003 taxable-equivalent net interest income by $29 million and the net interest margin by 5 basis points. As required by SFAS 150, the Corporation’s mandatorily redeemable capital securities of subsidiary trusts (trust preferred securities) totaling $848 million were reclassified in the third quarter of 2003 from between the liabilities and shareholders’ equity sections of the Consolidated Balance Sheet to borrowed funds. The dividends paid on these financial instruments, previously classified as noninterest expense, were recharacterized as interest expense. Reclassification of prior period amounts was not permitted under SFAS 150. Effective December 31, 2003, the trusts that issued trust preferred securities were deconsolidated based on guidance provided by FIN 46R – see Off-Balance Sheet Arrangements And Consolidated VIEs in Item 7 of this Report for additional information.

Also, the consolidation of variable interest entities due to the adoption of FIN 46R increased 2003 taxable-equivalent net interest income by $3 million and average interest-earning assets by $1.2 billion. These changes negatively impacted the 2003 net interest margin by 7 basis points. See Market Risk Management—Interest Rate Risk in the Risk Management section of Item 7 of this Report for additional information.

RECONCILIATION OF NET INTEREST INCOME

The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets has been increased to make them fully equivalent to other taxable interest income investments. A reconciliation of net interest income as reported in the Consolidated Statement of Income to net interest income on a taxable-equivalent basis follows (in millions):

	For the year ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Net interest income, GAAP basis	$1,996	$2,197	$2,262
Taxable-equivalent adjustment	10	13	16

Net interest income, taxable- equivalent basis	$2,006	$2,210	$2,278

See Consolidated Income Statement Review under the 2002 Versus 2001 section of Item 7 of this Report for further information regarding 2001 taxable-equivalent net interest income.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $177 million for 2003 compared with $309 million for 2002. The decline in the provision for credit losses compared with the prior year was primarily due to the overall improvement in the credit quality of the loan portfolio during 2003. The provision for 2002 reflected additions to reserves for PNC Business Credit and Corporate Banking and losses in Corporate Banking related to Market Street Funding Corporation (“Market Street”) liquidity facilities.

See Allowances for Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Credit Risk Management portion of the Risk Management section of Item 7 of this Report for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Noninterest income totaled $3.257 billion for 2003 compared with $3.197 billion for 2002, an increase of $60 million, or 2%.

Asset management fees totaled $861 million for 2003, an increase of $8 million compared with $853 million for 2002. The level of asset management fees is driven in large part by the Corporation’s assets under management. Consolidated assets under management were $354 billion at December 31, 2003, an increase of $41 billion, or 13%, compared with $313 billion at December 31, 2002. Growth in fixed income assets managed by BlackRock, attributable to net subscriptions and net market appreciation, was the primary factor in the increase in assets under management during 2003.

Fund servicing fees were $762 million for 2003, a decrease of $54 million or 7% compared with the prior year. Fund servicing fees are largely attributable to PFPC. Fund servicing fees for 2002 included the favorable impact of $13 million of fees related to the renegotiation of a client contract at PFPC and an additional $15 million related to PFPC’s retirement services business, which was sold effective June 30, 2003. Apart from these items, the positive impact of new sales of accounting/administration services and offshore growth in 2003 was more than offset by revenue declines resulting from client attrition and the impact of competitive market conditions on pricing.

Service charges on deposits totaled $239 million for 2003, an increase of $12 million or 5% compared with 2002. The increase for 2003 reflected higher volumes partially offset by lower monthly service charges due to higher sales and continued implementation of free checking. Consumer noninterest-bearing demand deposits grew 10% on average during 2003 compared with the prior year and total checking relationships of 1.611 million at December 31, 2003 represented a 4% increase compared with the number at December 31, 2002.

Brokerage fees totaled $184 million for 2003, down $11 million or 6% compared with the prior year. The decrease compared with 2002 reflected the impact of lower trading volumes and lower annuity fees in 2003. While brokerage activity improved in the latter part of 2003, this did not compensate for the lower trading volumes earlier in the year.

Consumer services revenue of $251 million for 2003 represented an increase of $12 million or 5% compared with 2002. Higher revenue in 2003 was primarily due to the impact of additional fees from debit card transactions related to higher transaction volumes and additional fees from ATM transactions.

Visa settled litigation in 2003 with major retailers regarding pricing and usage of customer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks. Although PNC was not a defendant in the litigation, the settlement lowered future revenue from certain debit card transactions. The rate changes went into effect August 1, 2003. The lost revenue impact to PNC in 2003 was $6 million. Comparing current rates to those in effect prior to August 1, 2003, the lost revenue impact on 2004 is estimated to be $18 million.

Corporate services revenue was $485 million for 2003, a decline of $41 million or 8% compared with 2002. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale are reflected in this line item and totaled $69 million for 2003 compared with $147 million for 2002. Partially offsetting this decline were net gains on sales of commercial mortgages that totaled $52 million for 2003, an increase of $21 million compared with 2002. Cash management and letters of credit fees totaled $250 million, a $14 million increase compared with 2002. This increase also partially offset the decline in net gains in excess of valuation adjustments.

Equity management (private equity activities) net losses on portfolio investments were $25 million for 2003 compared with net losses of $51 million for 2002. See Equity Management Asset Valuation in the Critical Accounting Policies And Judgments section and Market Risk Management—Equity And Other Investment Risk in the Risk Management section of Item 7 of this Report for further information.

Net securities gains were $116 million in 2003 compared with $89 million in 2002. Net securities gains for 2003 included $25 million related to the liquidation in the first quarter of 2003 of the three entities formed in 2001 in the PAGIC transactions.

Other noninterest income totaled $384 million for 2003, an increase of $81 million or 27% compared with $303 million for 2002. Other noninterest income from investments held by certain variable interest entities (“VIEs”) totaled $19 million for 2003 due solely to PNC’s adoption of FIN 46R. Net trading income included in other noninterest income increased $40 million, to $131 million, in 2003 compared with the prior year. See Note 9 Trading Activities in the Notes to Consolidated Financial Statements under Item 8 of this Report for further information. Other noninterest income for 2002 included the impact of an additional $20 million benefit resulting from a reduction in the put option liability related to the NBOC acquisition and a $14 million gain on the sale of a real estate investment.

PRODUCT REVENUE

Treasury management, capital markets and equipment leasing products offered through Corporate Banking are marketed by several businesses across the Corporation. A portion of the revenue and expense related to these products is reflected in Corporate Banking and the remainder is reflected in the results of other businesses. Treasury Management revenue, which includes fees as well as revenue from customer deposit balances, grew to $350 million in 2003, up $13 million compared with the prior year.

•	Applied technology drove 15% revenue growth in Wholesale Lockbox Services to corporate customers, making PNC a leading provider in the industry. Significant contracts were awarded to PNC by IBM and Dell Inc. as their sole provider of wholesale lockbox services in the United States.

•	The shift in paper payments to electronic services results in lower unit pricing per transaction. PNC continues to manage systems and processing infrastructure to mitigate the effects of this continuing trend.

•	PNC’s electronic services collectively grew in 2003 by over 10% by introducing to corporate clients technology that capitalizes on the industry shift from paper-based processing to electronic processing.

•	External environmental factors affecting 2003 revenue included the stagnant economy and low interest rates. The stagnant economy resulted in fewer customer transactions, and the low interest rates eroded the value of corporate customer deposits.

Consolidated revenue from capital markets products was $119 million for 2003, an increase of $15 million compared with 2002 primarily due to an increase in derivatives trading activity and underwriting profits partially offset by a decrease in corporate services fees. Consolidated revenue from equipment leasing products was $84 million for 2003 compared with $79 million for 2002, an increase of $5 million or 6%.

As a component of its advisory services to clients, PNC provides a select set of insurance solutions to fulfill specific customer financial needs. Primary insurance offerings include annuities, life, health, disability and commercial lines coverage. Client segments served by these insurance solutions include those in PNC Advisors, Regional Community Banking and Wholesale Banking. Insurance products are sold by PNC-

licensed insurance agents and through licensed third-party arrangements. PNC recognized revenue from its insurance sales activities of $54 million in 2003, $59 million in 2002 and $63 million in 2001.

Additionally, PNC, through its subsidiary companies, Alpine Indemnity Limited and PNC Insurance Corp., makes available credit life and disability insurance to consumers and participates in the underwriting of annuities under modified coinsurance agreements with select insurance carriers. See Impact of the Adoption of DIG B36 for further information.

NONINTEREST EXPENSE

Total noninterest expense was $3.476 billion for 2003, an increase of $249 million or 8% compared with $3.227 billion in 2002. The efficiency ratio was 66% for 2003 and 60% for 2002 on a continuing operations basis. A number of significant expense items impacted each year that drove the increase in total noninterest expense from approximately 3% to 8% in the year-over-year comparison.

Noninterest expense for 2003 included the impact of the following items:

•	$120 million recognized in connection with the DOJ agreement, including $5 million of related legal and consulting costs.

•	$36 million due to the Corporation’s adoption of FIN 46R.

•	$29 million of costs paid in connection with the liquidation of the three entities formed in 2001 in the PAGIC transactions, the impact of which was mostly offset by related net securities gains included in noninterest income.

•	$25 million of facilities charges related to leased space consistent with the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The effect of these items in 2003 was partially offset by the impact of a $25 million benefit from the vehicle leasing settlement during the fourth quarter of 2003, as described in the Consolidated Balance Sheet Review section of this Report.

Noninterest expense for 2002 included the impact of the following items:

•	$30 million of legal and consulting fees related to regulatory compliance and legal proceedings related to matters arising in connection with regulatory agreements entered into in 2002 and related matters.

•	A $15 million adjustment related to incentive and retention arrangements in the form of co-investment partnerships for certain equity management employees.

Partially offsetting these items in 2002 was the benefit of a $19 million reduction in reserves at PFPC that were originally established in 2001 largely related to a previously reported plan to consolidate selected facilities.

Apart from the items described above, noninterest expense for 2003 increased from 2002 as costs related to reinvestment in new business initiatives and higher pension, stock option, incentive compensation and marketing expenses more than offset a $100 million benefit from efficiency initiatives in 2003.

The cost of executive risk insurance, including financial institution bond, directors and officers liability, professional and fiduciary liability, and employment practices liability coverage, will increase significantly in 2004 relative to the current level. The Corporation expensed approximately $10 million related to this insurance in 2003 and expects 2004 expense to total approximately $28 million.

IMPACT OF THE ADOPTION OF DIG B36

Regional Community Banking’s business includes the sale of various annuity products on which it realizes commission income. In connection with certain of these transactions, a separate PNC insurance subsidiary has entered into modified coinsurance agreements with select insurance carriers to reinsure 50% of these annuity transactions. These reinsurance agreements currently cover approximately 50,000 annuity contracts, with PNC’s share of policyholder account value aggregating approximately $1.2 billion. As part of these agreements, PNC receives a return on a portfolio of assets held and managed by the insurance carriers. Management has discontinued reinsuring new annuity contracts effective January 1, 2004, and is currently evaluating strategic alternatives with respect to the existing book of business.

Effective October 1, 2003, as required by the FASB, the Corporation adopted the provisions of Derivatives Implementation Group Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“DIG B36”), which affects the accounting for these coinsurance agreements. DIG B36 clarifies SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring separate accounting for the impact of certain risks embedded in modified coinsurance agreements as derivatives under SFAS 133.

The initial adoption of the provisions of DIG B36 to existing coinsurance agreements as of October 1, 2003 was reported in PNC’s Consolidated Statement of Income as the cumulative effect of an accounting change and reduced both fourth quarter and full year 2003 net income by $28 million, or $.10 per diluted share. Subsequent to its initial adoption, the application of DIG B36 increased other noninterest income by $8 million for fourth quarter and full year 2003.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA

December 31 - in millions	2003	2002
Assets
Loans, net of unearned income	$34,080	$35,450
Securities	15,690	13,763
Loans held for sale	1,400	1,607
Other	16,998	15,557

Total assets	$68,168	$66,377
Liabilities
Funding sources	$56,694	$54,098
Other	4,367	4,302

Total liabilities	61,061	58,400
Minority and noncontrolling interests in consolidated entities	462	270
Capital securities		848
Total shareholders’ equity	6,645	6,859

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$68,168	$66,377

The Corporation’s Consolidated Balance Sheet is included under Item 8 of this Report.

Total assets were $68.2 billion at December 31, 2003 compared with $66.4 billion at December 31, 2002. PNC’s adoption of FIN 46R resulted in increases in total assets of $2.6 billion, increases in total liabilities of $2.4 billion and increases in minority and noncontrolling interests in consolidated entities of $216 million at December 31, 2003. See “Impact of FIN 46R Consolidating Balance Sheet” within the Off-Balance Sheet Arrangements And Consolidated VIEs section of Item 7 of this Report for a line-by-line analysis of the impact of FIN 46R.

Apart from FIN 46R, the decrease in total assets at December 31, 2003 compared with December 31, 2002 reflected changes in the mix of total assets as a $1.8 billion decrease in federal funds sold and a smaller loan portfolio more than offset the impact of purchases of U.S. government agencies securities in 2003.

An analysis of changes in selected balance sheet categories follows.

LOANS

Loans were $34.1 billion at December 31, 2003 compared with $35.5 billion at December 31, 2002. The decline of $1.4 billion from the prior year was primarily due to run-off in the residential mortgage and vehicle lease portfolios, and a decline in commercial loans, partially offset by an increase in home equity loans.

Details Of Loans

December 31 - in millions	2003	2002
Commercial
Retail/wholesale	$4,197	$4,161
Manufacturing	3,321	3,454
Service providers	1,822	1,906
Real estate related	1,303	1,481
Financial services	1,169	1,218
Health care	403	458
Communications	93	124
Other	1,855	2,185

Total commercial	14,163	14,987

Commercial real estate
Real estate projects	1,392	1,750
Mortgage	432	517

Total commercial real estate	1,824	2,267

Consumer
Home equity	9,790	8,108
Automobile	543	484
Other	1,099	1,262

Total consumer	11,432	9,854

Residential mortgage	2,886	3,921
Lease financing
Equipment	3,691	3,560
Vehicles	744	1,521

Total lease financing	4,435	5,081

Other	349	415
Unearned income	(1,009)	(1,075)

Total, net of unearned income	$34,080	$35,450

Loan portfolio composition continued to be diversified across PNC’s footprint among numerous industries and types of businesses.

As shown in the table below, wholesale commercial loan portfolio composition based on the total of loans and unfunded commitments remained concentrated in investment grade equivalent exposure and secured lending.

Wholesale Lending Statistics (a)

December 31 - in millions	2003	2002
Portfolio composition-total exposure
Investment grade equivalent	52%	52%
Non-investment grade (secured lending)	25	24
Non-investment grade	23	24

Total	100%	100%

Client relationships >$50 million-total exposure	$12,396	$13,392
Client relationships >$50 million-customers	138	140

(a)	Includes amounts for customers of Market Street.

The equipment lease portfolio totaled $3.7 billion at December 31, 2003 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. Aggregate residual value at risk on the total commercial lease portfolio at December 31, 2003 was $1.2 billion. Steps have been taken to mitigate $.7 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. Approximately $.5 billion of this risk was unmitigated.

At December 31, 2003, PNC’s total loans included $698 million of vehicle leases, net of unearned income. PNC’s vehicle leasing business, which has been designated for exit, is comprised of vehicle leases with an aggregate residual value of $557 million and $187 million of estimated future customer lease payments. As of December 31, 2003, the active vehicle leases scheduled to mature are as follows.

Vehicle Lease Maturity Schedule

Scheduled Maturity Date (a) Dollars in millions	Number of Active Vehicle Leases	Associated Residual Values
2004	19,000	$327
2005	12,000	166
2006	6,000	64

Total	37,000	$557

(a)	The approximate number of active leases scheduled to mature in 2007 is less than 100.

The Corporation recognized a charge of $135 million in late 2001 in connection with the vehicle leasing business that included exit costs and additions to reserves related to insured residual value exposures. The remaining reserve at December 31, 2002 was $119 million. During the fourth quarter of 2003 PNC recognized the benefit of a $25 million settlement related to the vehicle leasing business. This settlement was reached with insurance carriers regarding certain residual value claims for which a reserve had been provided in 2001. Also primarily as a result of this settlement, claims receivable and related reserves were reduced by $61 million during 2003. At December 31, 2003, the remaining liability was $33 million.

Until the remaining leases mature, the Corporation will continue to be subject to risks inherent in the vehicle leasing business, including credit risk and the risk that vehicles returned during or at the conclusion of the lease term cannot be disposed of at a price at least equal to the Corporation’s remaining investment in the vehicles after application of any available residual value insurance or related reserves. The assumptions that were used to establish these reserves in 2001 are monitored, evaluated and updated on an ongoing basis. Accordingly, the remaining liability was considered adequate at December 31, 2003.

Net Unfunded Loan Commitments

December 31 - in millions	2003	2002
Commercial	$17,218	$19,525
Consumer	5,713	5,372
Purchased customer receivables	911
Commercial real estate	767	718
Education loans	252	261
Institutional lending repositioning	85	754
Lease financing	82	103
Other	155	125

Total	$25,183	$26,858

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.4 billion at December 31, 2003 and $6.2 billion at December 31, 2002.

Net outstanding standby letters of credit totaled $4.0 billion at December 31, 2003 and $3.7 billion at December 31, 2002. Standby letters of credit commit the Corporation to make payments on behalf of customers if specified future events occur.

At December 31, 2003, purchased customer receivables totaled $2.2 billion. These receivables related to Market Street and resulted from PNC’s adoption of FIN 46R. Unfunded commitments related to purchased customer receivables totaled $911 million at December 31, 2003. See the Off-Balance Sheet Arrangements And Consolidated VIEs section under Item 7 of this Report and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements under Item 8 of this Report for further information. At December 31, 2002, prior to the adoption of FIN 46R, PNC’s unfunded commitments related to Market Street were reflected in the Commercial category in the Net Unfunded Loan Commitments table and totaled $3.2 billion.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$3,416
Mortgage-backed	5,889	5,814
Commercial mortgage-backed	3,248	3,310
Asset-backed	2,698	2,692
State and municipal	133	135
Other debt	55	57
Corporate stocks and other	259	264

Total securities available for sale	$15,684	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2

Total securities held to maturity	$2	$2

December 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$813	$826
Mortgage-backed	6,110	6,216
Commercial mortgage-backed	2,806	2,887
Asset-backed	2,699	2,780
State and municipal	75	77
Other debt	58	61
Corporate stocks and other	583	571

Total securities available for sale	$13,144	$13,418

SECURITIES HELD TO MATURITY
Debt securities
U.S. Treasury and government agencies	$276	$309
Asset-backed	8	8
Other debt	61	61

Total securities held to maturity	$345	$378

Securities represented 23% of total assets at December 31, 2003 compared with 21% at December 31, 2002.

At December 31, 2003, the securities available for sale balance included a net unrealized gain of $4 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2002 was a net unrealized gain of $274 million. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax. The expected weighted-average life of securities available for sale was 2 years and 11 months at December 31, 2003 compared with 2 years and 9 months at December 31, 2002.

Management estimates the effective duration (change in fair value given a change in interest rates) of securities available for sale is 2.7% for an immediate 50 basis points parallel increase in interest rates and 2.5% for an immediate 50 basis points parallel decrease in interest rates.

Mortgage-backed securities (“MBS”) comprised 37% or $5.8 billion of available for sale securities at December 31, 2003. These securities are predominantly CMOs (collateralized mortgage obligations) and securitized pools of hybrid adjustable rate mortgages. The Corporation has limited holdings of fixed rate MBS.

Securities classified as held to maturity are carried at amortized cost. All securities classified as held to maturity at December 31, 2002 were assets of companies formed in 2001 in transactions with AIG that were consolidated in PNC’s financial statements. In January 2003, these securities were sold and these companies were liquidated. The expected weighted-average life of securities held to maturity was 2 years and 7 months at December 31, 2003 and 20 years and 2 months at December 31, 2002.

LOANS HELD FOR SALE

Details Of Loans Held For Sale

December 31 - in millions	2003	2002
Education loans	$1,014	$1,035
Total institutional lending repositioning	70	298
Other	316	274

Total loans held for sale	$1,400	$1,607

The decline in loans held for sale from December 31, 2002 reflected the continued liquidation of the institutional lending portfolio that began in 2001.

Substantially all education loans are classified as loans held for sale. Generally, education loans are sold when the loans go into repayment status.

Details of the credit exposure and outstandings by business in the institutional lending held for sale and exit portfolios are included in the Wholesale Banking sections of the Review of Businesses within Item 7 of this Report. A rollforward of the institutional lending held for sale portfolio follows.

Rollforward Of Institutional Lending Held For Sale Portfolio

In millions	Credit Exposure	Outstandings
January 1, 2002	$4,958	$2,568
Additions	119	249
Sales	(2,205)	(1,278)
Transfers to loan portfolio	(83)	(10)
Payments and other exposure reduction	(1,913)	(1,036)
Valuation adjustments, net	(250)	(195)

December 31, 2002	$626	$298

Additions		5
Sales	(143)	(78)
Transfers to loan portfolio	(99)	(20)
Payments and other exposure reductions	(254)	(121)
Valuation adjustments, net	(26)	(14)

December 31, 2003	$104	$70

Since inception, a total of 23 relationships or approximately 3.7% of credit exposure and 1% of outstandings were transferred back to loan portfolio. Transfers to loan portfolio occurred due to changes in the overall economics of the relationship or the mitigation of risks resulting in management’s decision to retain the exposure. The liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $69 million in 2003 compared with $147 million in 2002. Details of sale activity by Wholesale Banking business follow.

Institutional Lending Held For Sale Activity

For the year ended December 31, 2003 In millions	Net Gains on Liquidation	Valuation Adjustments	Total
Corporate Banking	$82	$(20)	$62
PNC Real Estate Finance	11	(3)	8
PNC Business Credit	2	(3)	(1)

Total	$95	$(26)	$69

For the year ended December 31, 2002
Corporate Banking	$368	$(213)	$155
PNC Real Estate Finance	20	(17)	3
PNC Business Credit	9	(20)	(11)

Total	$397	$(250)	$147

See Critical Accounting Policies And Judgments in the Risk Factors section of Item 7 of this Report for additional information regarding loans held for sale.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

December 31 - in millions	2003	2002
Deposits
Demand and money market	$34,259	$32,349
Retail certificates of deposit	8,142	9,839
Savings	2,114	2,014
Other time	380	317
Time deposits in foreign offices	346	463

Total deposits	45,241	44,982

Borrowed funds
Federal funds purchased	169	38
Repurchase agreements	1,081	814
Bank notes and senior debt	2,823	4,400
Federal Home Loan Bank borrowings	1,115	1,256
Subordinated debt	3,729	2,423
Commercial paper	2,226
Other borrowed funds	310	185

Total borrowed funds	11,453	9,116

Total	$56,694	$54,098

Total borrowed funds increased $2.3 billion from December 31, 2002. This increase reflected the recognition of commercial paper totaling $2.2 billion and liabilities of certain variable interest entities of $144 million due to PNC’s adoption of FIN 46R. In addition, the adoption of FIN 46R required the deconsolidation of certain subsidiary trusts and the recognition of junior subordinated debentures totaling $1.2 billion at December 31, 2003, $300 million of which was issued in December 2003. Total borrowed funds at December 31, 2003 also reflected PNC’s fourth quarter 2003 issuance of $600 million of 5.25% Subordinated Notes due November 2015. The impact of these items was partially offset by bank notes, senior debt and subordinated debt maturities during 2003.

Total shareholders’ equity was $6.6 billion at December 31, 2003 compared with $6.9 billion at December 31, 2002. The decline in total shareholders’ equity compared with the balance at December 31, 2002 reflected the impact of the Corporation’s repurchase of common stock during 2003 at a total cost of $508 million as further described below and a decline in accumulated other comprehensive income that more than offset an increase in retained earnings during this period.

Common shares outstanding at December 31, 2003 were 276.8 million. PNC’s prior stock repurchase program permitted the purchase of up to 35 million shares of common stock through February 29, 2004. Under this program, 11.1 million common shares were repurchased since inception, of which 10.8 million were repurchased during 2003. In February 2004, the board of directors authorized PNC to purchase up to 20 million shares of its common stock in open market or privately negotiated transactions through February 28, 2005. The new repurchase authorization is a replacement and continuation of the prior repurchase program that was originally scheduled to end February 29, 2004. The extent and timing of share repurchases under the new program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on PNC’s credit rating and approval by PNC’s Board of Directors and any conditions they may establish.

In October 2003, the Corporation’s Board of Directors approved a four percent increase in the quarterly cash dividend on common stock, to 50 cents a share.

The access to and cost of funding new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At December 31, 2003, each bank subsidiary of the Corporation was considered “well capitalized” based on regulatory capital ratio requirements. See Supervision And Regulation under Item 1 of this Report and Note 4 Regulatory Matters under Item 8 of this Report for additional information.

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Risk-Based Capital

December 31 - dollars in millions	2003	2002
Capital components
Shareholders’ equity
Common	$6,636	$6,849
Preferred	9	10
Trust preferred capital securities (a)	1,148	848
Minority interest	246	234
Goodwill and other intangibles	(2,498)	(2,446)
Net unrealized securities losses (gains)	(3)	(179)
Net unrealized gains on cash flow hedge derivatives	(47)	(135)
Equity investments in nonfinancial companies	(34)	(34)
Other, net	(20)	(26)

Tier 1 risk-based capital	5,437	5,121
Subordinated debt	1,742	1,350
Minority interest		36
Eligible allowance for credit losses	716	726
Other, net	2

Total risk-based capital	$7,897	$7,233

Assets
Risk-weighted assets, including off-balance-sheet instruments and market risk equivalent assets	$57,271	$58,030
Adjusted average total assets	66,591	62,967

Capital ratios
Tier 1 risk-based (b)	9.5%	8.8%
Total risk-based (b)	13.8	12.5
Leverage	8.2	8.1

(a)	See Note 20 Capital Securities of Subsidiary Trusts in the Notes to Consolidated Financial Statements of Item 8 of this Report regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at December 31, 2003 based upon guidance provided to bank holding companies from the Federal Reserve.

(b)	Regulatory capital relief has been granted through March 31, 2004 with respect to consolidation of the Market Street conduit.

OFF-BALANCE SHEET ARRANGEMENTS AND CONSOLIDATED VIEs

PNC has reputation, legal, operational and fiduciary risks in virtually every area of its business, many of which are not reflected in assets and liabilities recorded on the balance sheet, and some of which are conducted through limited purpose entities known as “special purpose entities.” These activities are found in most larger financial institutions with the size and activities of PNC. Most of these involve financial products distributed to customers, trust and custody services, and processing and funds transfer services, and the amounts involved can be quite large in relation to the Corporation’s assets, equity and earnings.

A discussion of former off-balance sheet entities that have been consolidated in connection with PNC’s adoption of FIN 46R and significant off-balance sheet entities at December 31, 2003 follows:

FIN 46 AND FIN 46R: 2003 CHRONOLOGY AND IMPACT OF ADOPTION

•	In January 2003, the FASB issued FIN 46. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003 and applied to all other VIEs in the first interim period beginning after June 15, 2003.

•	In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to December 31, 2003 for interests held by public companies in VIEs created prior to February 1, 2003.

•	PNC, as permitted, elected to adopt the accounting provisions of FIN 46 as of the original July 1, 2003 implementation date by consolidating those VIEs that management believed were then subject to the standard and of which PNC was considered at that time to be the primary beneficiary.

•	In December 2003, the FASB issued FIN 46R, which clarified and/or modified many of the provisions of FIN 46. Application of the revised rules resulted in the Corporation determining that it was no longer the primary beneficiary of certain VIEs. In accordance with the transition provisions of FIN 46R, the Corporation deconsolidated certain entities effective July 1, 2003 that had previously been consolidated as of that date under the provisions of FIN 46.

•	The following VIEs were consolidated under the provisions of FIN 46R effective July 1, 2003:

•	Market Street Funding Corporation (“Market Street”), a multi-seller asset-backed commercial paper conduit that is independently owned and managed.

PNC Bank, N.A. provides credit enhancement, liquidity facilities and certain administrative services to Market Street. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchases or loans by issuing commercial paper. Market Street’s commercial paper has been rated A1/P1 by Standard & Poor’s and Moody’s.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a credit loan facility with a five-year term expiring on December 31, 2004. At December 31, 2003, approximately $80 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of December 31, 2003 due to the consolidation of Market Street under FIN 46R. An additional $239 million was provided by a major insurer.

Also at December 31, 2003, Market Street had committed liquidity facilities available supporting individual pools of receivables totaling $3.2 billion, of which $2.5 billion was provided by PNC Bank, N.A. As Market Street’s program administrator, PNC recognized revenue of $11.5 million for the year ended December 31, 2003. Commitment fees related to PNC’s portion of the liquidity facilities amounted to $3.0 million for the year ended December 31, 2003. PNC holds no ownership interest in Market Street. Program administrator and commitment fees of $4.6 million and $1.3 million, respectively, for the year ended December 31,2003 were eliminated in PNC’s Consolidated Statement of Income for the year ended December 31, 2003 due to the consolidation of Market Street. All of Market Street’s assets at December 31, 2003 collateralize its commercial paper obligations. Neither creditors nor equity investors in Market Street have any recourse to the general credit of PNC.

The consolidation of Market Street was reflected in the Corporate Banking business segment.

•	Certain equity investments made by PNC Real Estate Finance in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code.

The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist PNC in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. The investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital. PNC owns a majority of the limited partnership interests in these entities. Also consolidated were certain entities in which PNC Real Estate Finance, as a national syndicator of affordable housing equity, serves as the general partner (together with the aforementioned low income housing tax credit limited partnership investments, the “LIHTC investments”) and no other entity owns a majority of the limited partnership interests. In these syndication transactions, PNC creates funds in which a PNC subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners generally can remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees from the management of the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund’s investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. Neither creditors nor equity investors in the LIHTC investments have any recourse to the general credit of PNC.

The consolidation of the LIHTC investments was reflected in the PNC Real Estate Finance business segment.

•	The Corporation deconsolidated the assets and liabilities of PNC Institutional Capital Trust A, Trust B, and Trust C, and PNC Capital Trust D (the “Trusts”) effective December 31, 2003 based on the guidance included in FIN 46R. The deconsolidation of the Trusts removed $1.148 billion of Mandatorily Redeemable Capital Securities issued by the Trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet at December 31, 2003.

•	A Consolidating Statement of Income for the year ended December 31, 2003 and a Consolidating Balance Sheet as of December 31, 2003 are included below to indicate the impact of the adoption of FIN 46R on a line item basis and on selected ratios. See Note 2 Variable Interest Entities and Note 20 Capital Securities of Subsidiary Trusts in the Notes to Consolidated Financial Statements under Item 8 of this Report for further information.

OFF-BALANCE SHEET ARRANGEMENTS

The following represent significant off-balance sheet arrangements of PNC that are not consolidated under FIN 46R:

•	BlackRock, a majority-owned subsidiary of PNC, acts as collateral manager for six collateralized debt obligation funds (“CDOs”). The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity ranging from eight to twelve years when issued. At December 31, 2003, the aggregate assets and debt of the CDOs were $2.7 billion and $2.4 billion, respectively. BlackRock’s equity ownership, which represents the extent of BlackRock’s risk of loss, was approximately $16 million at December 31, 2003. Neither creditors nor equity investors in the funds have any recourse to the general credit of BlackRock or PNC. PNC’s maximum exposure to loss in these funds, consisting of its ownership percentage of BlackRock’s equity investment and investments in funds held by another PNC subsidiary, was approximately $38 million at December 31, 2003.

•	A number of private investment funds, organized as limited partnerships, are managed by the Hawthorn division of PNC Advisors (“Private Funds”). All of the Private Funds’ $1.1 billion of assets at December 31, 2003 collateralize their obligations. Neither creditors nor investors in the Private Funds have recourse to the general credit of PNC. PNC’s maximum exposure to loss in these funds is limited to the value of its ownership interests in the partnerships, which was approximately $2.9 million in the aggregate at December 31, 2003

•	BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which the entity has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. This entity, including the trusts, had assets and debt of $375 million and $227 million, respectively, at December 31, 2003. BlackRock’s equity ownership, which represents the maximum exposure to loss, was $5 million at December 31, 2003.

•

PNC Real Estate Finance has equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. Certain of these entities were consolidated under FIN 46R as described above as PNC is considered the primary beneficiary. Additionally, PNC is considered to have a significant variable interest in certain of these entities. PNC does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. These entities had total assets of $40.5 million at December 31, 2003. PNC uses the equity method to account for its investment in these entities. PNC had $5.5 million recorded as its investment at December 31, 2003 and no unfunded commitments to these entities; as a result, its maximum potential loss is $5.5 million.

•	In addition, the Corporation has subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of its equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. At December 31, 2003, aggregate assets and equity in the fund were approximately $52.9 million and $51.6 million, respectively. PNC’s ownership interest in the fund was approximately $13.2 million at December 31, 2003, which represents its maximum exposure to loss. Under the transition guidance in FIN 46R, application of the provisions of the interpretation has been deferred for companies that follow specialized accounting for investment companies pending further action by the FASB.

Impact of FIN 46R Information Consolidating Statement of Income

		Impact of FIN 46R
For the year ended December 31, 2003 In millions	Results before adoption of FIN 46R	Market Street Funding	Affordable Housing Partnerships	Results as reported
Interest Income
Loans and fees on loans	$1,941	$(1)		$1,940
Securities	579			579
Loans held for sale	48			48
Other	121	22	$2	145

Total interest income	2,689	21	2	2,712

Interest Expense
Deposits	457			457
Borrowed funds	239	14	6	259

Total interest expense	696	14	6	716

Net interest income	1,993	7	(4)	1,996
Provision for credit losses	177			177

Net interest income less provision for credit losses	1,816	7	(4)	1,819

Noninterest Income
Asset management	861			861
Fund servicing	762			762
Service charges on deposits	239			239
Brokerage	184			184
Consumer services	251			251
Corporate services	490	(5)		485
Equity management	(25)			(25)
Net securities gains	116			116
Other	365		19	384

Total noninterest income	3,243	(5)	19	3,257

Noninterest Expense
Staff expense	1,804			1,804
Net occupancy	282			282
Equipment	276			276
Marketing	64			64
Distributions on capital securities	28			28
Other	986	2	34	1,022

Total noninterest expense	3,440	2	34	3,476

Income before minority and noncontrolling interests and income taxes	1,619		(19)	1,600
Minority and noncontrolling interests in income of consolidated entities	51		(19)	32
Income taxes	539			539

Income before cumulative effect of accounting change	1,029			1,029
Cumulative effect of accounting change (less applicable income tax benefit of $14)	(28)			(28)

Net income	$1,001			$1,001

Net interest margin	3.71%	(.06)%	(.01)%	3.64%

Impact of FIN 46R Information Consolidating Balance Sheet

		Impact of FIN 46R
At December 31, 2003 In millions	Results before adoption of FIN 46R	Market Street Funding	Affordable Housing Partnerships	Trust Preferred Securities	Results as reported
Assets
Cash and due from banks	$2,965		$3		$2,968
Federal funds sold	50				50
Resale agreements	1,827				1,827
Other short-term investments	719				719
Loans held for sale	1,400				1,400
Securities	15,688	$2			15,690
Loans, net of unearned income of $1,009	34,176	(80)	(16)		34,080
Allowance for credit losses	(633)	1			(632)

Net loans	33,543	(79)	(16)		33,448

Goodwill	2,390				2,390
Other intangible assets	317				317
Purchased customer receivables		2,223			2,223
Other	6,651		449	$36	7,136

Total assets	$65,550	$2,146	$436	$36	$68,168

Liabilities
Deposits
Noninterest-bearing	$11,505				$11,505
Interest-bearing	33,816	$(80)			33,736

Total deposits	45,321	(80)			45,241
Borrowed funds
Federal funds purchased	169				169
Repurchase agreements	1,081				1,081
Bank notes and senior debt	2,823				2,823
Federal Home Loan Bank borrowings	1,115				1,115
Subordinated debt	2,545			$1,184	3,729
Mandatorily redeemable capital securities of subsidiary trusts	1,148			(1,148)
Commercial paper		2,226			2,226
Other borrowed funds	166		$144		310

Total borrowed funds	9,047	2,226	144	36	11,453
Allowance for unfunded loan commitments and letters of credit	90				90
Accrued expenses	2,275				2,275
Other	1,926		76		2,002

Total liabilities	58,659	2,146	220	36	61,061

Minority and noncontrolling interests in consolidated entities	246		216		462
Shareholders’ Equity
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764				1,764
Capital surplus	1,108				1,108
Retained earnings	7,642				7,642
Deferred benefit expense	(29)				(29)
Accumulated other comprehensive income	60				60
Common stock held in treasury at cost: 76 shares	(3,900)				(3,900)

Total shareholders’ equity	6,645				6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$65,550	$2,146	$436	$36	$68,168

CAPITAL AND OTHER RATIOS
Tier 1 risk-based (a)	9.6%		(.1)%		9.5%
Total risk-based (a)	13.9		(.1)		13.8
Leverage	8.6	(.3)%	(.1)		8.2
Shareholders’ equity to total assets	10.14	(.32)	(.06)	(.01)%	9.75
Common shareholders’ equity to total assets	10.12	(.32)	(.06)	(.01)	9.73
Return on average assets	1.64	(.06)	(.01)		1.57

(a)	Regulatory capital relief has been granted through March 31, 2004 with respect to consolidation of the Market Street conduit.

REVIEW OF BUSINESSES

Results of individual businesses are presented based on PNC’s management accounting practices and the Corporation’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Also, certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant methodology changes made during 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management’s assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management’s assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from total consolidated results from continuing operations. The impact of these differences is reflected in the “Intercompany eliminations” and “Other” categories. “Intercompany eliminations” reflects activities conducted among PNC’s businesses that are eliminated in the consolidated results. “Other” includes differences between management accounting practices and GAAP such as: capital assignments rather than legal entity shareholders’ equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of BlackRock; and other corporate items. “Other” also includes equity management activities, residual asset and liability management activities and certain insurance-related activities which do not meet the criteria for disclosure as a separate reportable business. “Other” reflected a net loss of $167 million for 2003 compared with a net loss of $63 million for 2002. “Other” for 2003 included pretax expenses of $120 million, or $87 million after taxes, in connection with the DOJ agreement, including related legal and consulting costs, and a pretax charge of $25 million, or $16 million after taxes, related to leased facilities. Business results, including inter-segment revenues, are included in Note 27 Segment Reporting under Item 8 of this Report.

“Other Information” included in the separate line of business tables that follow is presented as of period end, except for net charge-offs, net gains (losses) on loans held for sale and average full-time equivalent employees (FTEs), which represent amounts for the periods presented. FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts are not restated for organizational changes.

Results Of Businesses – Summary

	Earnings (Loss)		Revenue (a)		Return on Assigned Capital (b)		Average Assets (c)
Year ended December 31 -dollars in millions	2003	2002	2003	2002	2003	2002	2003	2002
Banking Businesses
Regional Community Banking	$608	$697	$2,064	$2,182	23%	27%	$38,450	$38,976
Wholesale Banking
Corporate Banking	173	150	685	786	20	14	12,467	13,807
PNC Real Estate Finance	102	90	267	229	29	23	4,758	5,018
PNC Business Credit	31	40	192	182	13	16	3,817	3,837

Total Wholesale Banking	306	280	1,144	1,197	21	17	21,042	22,662
PNC Advisors	72	97	615	654	14	19	2,912	2,929

Total banking businesses	986	1,074	3,823	4,033	22	22	62,404	64,567

Asset Management and Processing Businesses
BlackRock	155	133	598	577	23	24	967	864
PFPC	61	65	762	817	29	31	1,909	1,888

Total asset management and processing businesses	216	198	1,360	1,394	24	26	2,876	2,752

Total business results	1,202	1,272	5,183	5,427	22	23	65,280	67,319

Intercompany eliminations	(6)	(9)	(89)	(101)			(1,898)	(1,971)
Other	(167)	(63)	169	81			3,897	1,241

Results from continuing operations	1,029	1,200	5,263	5,407	15	19	67,279	66,589
Discontinued operations		(16)

Results before cumulative effect of accounting change	1,029	1,184	5,263	5,407	15	19	67,279	66,589
Cumulative effect of accounting change	(28)

Total consolidated (b)	$1,001	$1,184	$5,263	$5,407	15	19	$67,279	$66,589

(a)	Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC, which are presented on a book (GAAP) basis. The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets has been increased to make them fully equivalent to other taxable interest income investments. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis is as follows (in millions):

	December 31 2003	December 31 2002
Total consolidated revenue, book (GAAP) basis	$5,253	$5,394
Taxable-equivalent adjustment	10	13

Total consolidated revenue, taxable-equivalent basis	$5,263	$5,407

(b)	Percentages for BlackRock reflect return on equity.

(c)	Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions	2003	2002
INCOME STATEMENT
Net interest income	$1,267	$1,409
Other noninterest income	704	689
Net securities gains	93	84

Total revenue	2,064	2,182
Provision for credit losses	46	52
Noninterest expense	1,094	1,061

Pretax earnings	924	1,069
Income taxes	316	372

Earnings	$608	$697

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$8,285	$7,101
Indirect	477	541
Other consumer	510	632

Total consumer	9,272	8,274
Residential mortgage	2,893	4,110
Commercial	3,946	3,599
Vehicle leasing	1,069	1,678
Other	117	119

Total loans	17,297	17,780
Securities	14,169	11,139
Education and other loans held for sale	1,164	1,319
Assigned assets and other assets	5,820	8,738

Total assets	$38,450	$38,976

Deposits
Noninterest-bearing demand	$5,570	$5,046
Interest-bearing demand	6,313	6,057
Money market	12,303	12,279
Savings	2,023	1,962
Certificates	8,572	10,045

Total deposits	34,781	35,389
Other liabilities	1,072	958
Assigned capital	2,597	2,629

Total funds	$38,450	$38,976

PERFORMANCE RATIOS
Return on assigned capital	23%	27%
Noninterest income to total revenue	39	35
Efficiency	53	49

OTHER INFORMATION
Total nonperforming assets (a)	$90	$82
Vehicle leasing outstandings, net of unearned income	$698	$1,386
Net charge-offs	$53	$56
Home equity portfolio credit statistics
Percentage of first lien positions	51%	40%
Weighted average loan-to-value ratios	70%	70%
Weighted average FICO scores	713	709
Gains on sales of education loans (b)	$20	$23
Average FTE staff	9,447	9,657
ATMs	3,600	3,550
Branches	719	714
Financial consultants	693	645
Business banking centers	208	193
Checking relationships	1,611,000	1,542,000
Online banking users	762,000	607,000
Deposit households using online banking	43.2%	36.6%

(a)	Includes nonperforming loans of $78 million at December 31, 2003 and $72 million at December 31, 2002. During the fourth quarter of 2003, the Corporation accelerated the timeframe for recognizing delinquent, well-secured residential mortgage loans as nonperforming. This change resulted in the classification of an additional $15 million of residential mortgages as nonperforming (nonaccrual) loans at December 31, 2003.

(b)	Included in other noninterest income above.

Regional Community Banking earnings were $608 million in 2003 compared with $697 million in 2002. While continued progress was made in 2003 in the execution of a strategy to build a valuable base of customers anchored with a checking relationship, the benefits of this growth were offset by managing to a moderate risk asset mix in a low interest rate environment, resulting in a decline in revenue. Increases in expenses in 2003 were primarily driven by higher employee benefit and pension costs and the ongoing investment in technology and network expansion to support business growth strategies.

Regional Community Banking remained focused on its long-term growth strategy during 2003, while reducing risk and managing through a challenging economic environment. The base of checking customers continued to grow through account acquisition and high levels of customer satisfaction and retention. The increased checking account base allowed for increased levels of other product and service usage. The increase in the number of customers and their relationship depth is the primary driver of growth in high quality loan balances, low cost core deposits and fee income. These performance improvements were offset by decreases in revenue attributable to the negative impact of lower interest rates on loans and investments and the targeted downsizing of the residential mortgage and vehicle leasing portfolios throughout the year.

Highlights of 2003 for Regional Community Banking follow:

•	The number of consumer and small business checking relationships grew for the third consecutive year, increasing by 4% from December 31, 2002 to December 31, 2003. The three-year compound annual growth rate for this customer base exceeded 5%.

•	The growth in checking relationships drove a 10% increase in noninterest-bearing demand deposits and a 6% increase in deposit and consumer service revenue.

•	Active use of checking services continued to improve with debit card utilization increasing by 9% and on-line banking and bill pay usage increasing by 26% and 24%, respectively.

•	Relationship-based lending growth was driven by a 17% increase in the home equity portfolio. This growth was achieved while realizing a simultaneous improvement in credit quality evidenced by an increase in first lien positions and FICO scores.

•	PNC Investments outperformed industry benchmark of revenue per retail deposits by approximately 20% and was recognized by the Bank Securities Association with an Award of Excellence.

•	Investments in future growth and expansion in attractive markets included the United National acquisition and the alliance with Stop & Shop Supermarkets in New Jersey.

Total revenue was $2.1 billion for 2003 compared with $2.2 billion for 2002. A 10% decline in taxable-equivalent net interest income of $142 million more than offset the performance improvements in the core business drivers. The lower interest rate environment in 2003 and the continued downsizing of the vehicle lease portfolio contributed to a significant decline in yield on assets funded by Regional Community Banking’s deposit gathering activities.

•	Accelerating loan pre-payments and lower yields on reinvestments resulted in a $90 million decline in taxable-equivalent net interest income generated from the mortgage loan and mortgage-backed securities portfolios.

•	The continued run-off of the vehicle lease portfolio and a corresponding decline in yield contributed to a $48 million decline in taxable-equivalent net interest income.

•	An additional $32 million decline in taxable-equivalent net interest income was attributable to lower yields on securities.

•	Growth in the home equity loan balances produced a $31 million increase in taxable-equivalent net interest income.

Other noninterest income increased $15 million compared with 2002 driven by a $12 million improvement in deposit-related fee revenue and a $10 million increase in debit card and ATM fees associated with the growth in checking relationships. During the latter half of the year, debit card fees were negatively impacted by Visa’s settlement with major retailers regarding the pricing and usage of customer debit cards as described in the Consolidated Statement of Income Review section of Item 7 of this Report. Other noninterest income was negatively impacted by declining gains on sales of assets and a decrease in brokerage revenue of $4 million due to lower trading volume and a reduced demand for fixed annuities as rates declined. Net securities gains increased $9 million for 2003 compared with 2002.

Overall credit quality continued to improve in 2003. The provision for credit losses declined $6 million compared with 2002 primarily due to a decrease in required specific reserves. The decrease in reserves reflected an improved loan portfolio mix consistent with the moderate risk loan growth objectives of the business. The $8 million increase in total nonperforming assets was attributable to management’s decision to accelerate the timeframe for recognizing delinquent mortgage loans as nonperforming.

Noninterest expenses increased $33 million or 3% compared with 2002. The impact of higher pension and benefit costs, increased costs associated with home equity loan volumes, investments in the branch network and increases in net occupancy associated with additional off-site ATMs more than offset the benefit of a $25 million vehicle leasing settlement recognized in the fourth quarter of 2003. The settlement was reached with insurance carriers regarding certain residual value claims for which a reserve had been provided in 2001. See the Consolidated Balance Sheet Review section of Item 7 of this Report for further information.

Average total loans decreased by 3% in 2003 compared with 2002. Regional Community Banking has adopted a relationship-based lending strategy to deepen relationships with checking customers while managing the overall loan portfolio to a moderate risk profile. The execution of this strategy targets certain portfolios for growth (home equity and commercial ) while allowing other portfolios to run off.

•	Home equity loans grew by 17% on average compared with the prior year driven by record levels of new loan volume fueled in part by first mortgage refinancing activity. The growth in home equity loans and a higher level of residential mortgage prepayments reflected consumer debt trends during the periods presented which may not continue. As of December 31, 2003, 96% of the home equity portfolio was within PNC’s geographic footprint, consistent with the relationship-building strategy of the business.

•	Commercial loans outstanding grew by 10% due to growth in small business relationships and a 16% increase in lending to automobile dealerships that reflected both the acquisition of new relationships and existing dealers expanding their auto inventories during 2003.

•	The overall decline in loans was primarily attributable to residential mortgage loan prepayments and the managed run-off of the vehicle leasing portfolio.

Growth in core deposits as a low-cost source of funding for PNC is one of the primary objectives of the Regional Community Banking checking relationship growth strategy. Average total deposits declined 2% in 2003 compared with the previous year as growth in the core deposit products of checking, money market and savings were more than offset by a decline in certificates of deposit.

•	Demand deposit growth of 7% was primarily attributable to the growth in consumer and small business checking relationships.

•	Savings and money market balances were relatively flat as the progress with cross-selling efforts was offset by the adverse impact of aggressive competitor pricing on balances attracted and retained.

•	The certificates of deposit portfolio declined as higher cost maturing certificates were not targeted for aggressive retention offers and were allowed to run-off or were replaced with fixed rate annuities based on customer needs and preferences.

WHOLESALE BANKING

SUMMARY

Wholesale Banking (comprised of Corporate Banking, PNC Real Estate Finance and PNC Business Credit) had earnings of $306 million for 2003 compared with $280 million for 2002. The year-over-year increase of 9% was driven by improved overall asset quality and noninterest income growth that more than offset a decline in taxable-equivalent net interest income of $60 million.

Highlights of 2003 for Wholesale Banking follow:

•	Sales of value-added products from treasury management and capital markets exceeded targets and contributed to the ongoing effort of continuing to penetrate the existing customer base with PNC’s products and services. The impact of this improvement was reflected in noninterest income.

•	A significant contribution to noninterest income growth was the PNC Real Estate Finance segment, which sells commercial mortgage loans to third parties that are pooled with other loans and distributed in the securitization market. Volumes distributed in 2003 exceeded 2002 levels and favorable market pricing and strong execution resulted in gains in 2003 increasing $21 million or 68% from 2002.

•	The repositioning of the institutional lending business and continued progress toward a best-in-class risk management organization resulted in improved overall asset quality and a decline in the provision for credit losses of $135 million or 53%. Overall asset quality improvement was evidenced by a decline of $104 million or 31% in nonperforming assets compared with 2002 levels.

•	Another focus of Wholesale Banking is the proper alignment of the revenue and expense relationship as represented by the efficiency ratio. There were several items distorting changes in this relationship in 2003, such as the consolidation of VIEs effective July 1, 2003 as required by FIN 46R, non-recurring gains resulting from the institutional repositioning of the loan portfolio and liquidation of certain loans put to PNC by NBOC as part of the 2002 acquisition. Apart from these items, the efficiency ratio was negatively impacted by the deleveraging of the balance sheet and loan run off.

•	New client acquisition targets exceeded expectations in 2003. Management is focused on the strategic objective of increasing market share over time. New client acquisition will continue to be a focus throughout 2004.

•	Overall revenue declined by $53 million or 4% year over year as a result of a 10% or $1.7 billion decline in average loan outstandings. Quality loan growth is a strategic imperative for future growth of Wholesale Banking.

WHOLESALE BANKING

CORPORATE BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions	2003	2002
INCOME STATEMENT
Net interest income	$301	$349
Noninterest income	384	437

Total revenue	685	786
Provision for credit losses	48	203
Noninterest expense	370	359

Pretax earnings	267	224
Income taxes	94	74

Earnings	$173	$150

AVERAGE BALANCE SHEET
Loans	$8,180	$9,477
Purchased customer receivables	1,230
Loans held for sale	202	1,369
Other assets	2,855	2,961

Total assets	$12,467	$13,807

Deposits	$5,135	$4,683
Commercial paper	1,232
Assigned funds and other liabilities	5,254	8,088
Assigned capital	846	1,036

Total funds	$12,467	$13,807

PERFORMANCE RATIOS
Return on assigned capital	20%	14%
Noninterest income to total revenue	56	56
Efficiency	54	46

OTHER INFORMATION
Consolidated revenue from treasury management	$350	$337
Consolidated revenue from capital markets	$119	$104
Total nonperforming assets (a)	$116	$187
Net charge-offs	$90	$137
Average FTE staff	1,890	2,123
Institutional lending repositioning
Loans held for sale
Credit exposure	$85	$564
Outstandings	$51	$245
Exit portfolio
Credit exposure	$51	$413
Outstandings
Net gains on loans held for sale (b)	$62	$155

(a)	Includes nonperforming loans of $71 million at December 31, 2003 and $104 million at December 31, 2002.

(b)	Included in noninterest income above.

Corporate Banking earnings were $173 million for 2003 compared with $150 million for 2002. The earnings improvement reflected a significantly lower provision for credit losses that more than offset decreased total revenue driven by the reduction of loan assets by $1.3 billion, a lower level of gains in the held for sale loan portfolio and higher noninterest expense compared with the prior year.

Highlights of 2003 for Corporate Banking follow:

•	Corporate Banking’s focus on acquisition, retention and growth of customers is beginning to show positive results.

•	Client retention and acquisition accomplishments exceeded plan.

•	Significant progress has been made in developing relationships as demonstrated by revenue growth in treasury management and capital markets products.

•	The credit risk profile has significantly improved.

•	The potential for revenue and loan growth exists as the economy improves.

•	Efficiency remains a concern but should return to more typical levels as loan growth materializes.

Effective July 1, 2003, PNC consolidated Market Street into its financial statements in connection with the adoption of FIN 46R. While the consolidation of Market Street had no impact on earnings for Corporate Banking or PNC in 2003, it increased taxable-equivalent net interest income by $7 million, decreased noninterest income by $5 million, and increased noninterest expense by $2 million. In addition, the impact of FIN 46R affected Corporate Banking’s average balance sheet primarily due to the addition of purchased customer receivables and commercial paper.

The decrease in taxable-equivalent net interest income for 2003 compared with the prior year was primarily due to the reduction in average loans and average loans held for sale resulting from the institutional lending repositioning that began in 2001 that more than offset the effect of lower borrowing costs. Average loans declined $1.3 billion or 14% due to continued weak loan demand and a strategy to exit client relationships that did not meet the desired risk/retention profile for the capital invested.

Noninterest income decreased $53 million compared with 2002 primarily due to a $93 million reduction in net gains on loans held for sale compared with 2002. Gains realized in both years resulted from a more active market than was anticipated at the time the loans were transferred to held for sale, the negotiation of individual loan sales rather than bulk transactions, and sales occurring faster than had been expected. Additionally, declines in credit exposure resulting from payments, refinancings and reductions in credit facilities also contributed to the gains in both years. These gains were partially offset by additional valuation adjustments required on certain credit facilities remaining in the portfolio. Partially offsetting the decline in net gains on loans held for sale was $23 million of net securities gains recognized in 2003 in connection with the liquidation of two entities formed in 2001 in the PAGIC transactions with American International Group, Inc. (“AIG”).

The decrease in the provision for credit losses in 2003 compared with 2002 reflected an improvement in overall asset quality, as reflected by a $71 million decline in total nonperforming assets compared with the balance at December 31, 2002. In addition, the provision for credit losses for 2002 reflected charge-offs of $90 million related to Market Street matters, a $24 million reserve for a single airline industry credit and the impact of refinements to the reserve methodology related to impaired loans and pooled reserves.

The increase in noninterest expense of $11 million in 2003 compared with 2002 reflected $22 million of costs paid in 2003 in connection with the liquidation of two entities formed in 2001 in the PAGIC transactions and higher pension and stock option costs, partially offset by lower servicing costs associated with the reduction in average loans and average loans held for sale.

The reduction in nonperforming assets at December 31, 2003 of $71 million compared with December 31, 2002 was primarily due to the Corporation’s continued liquidation of the institutional lending held for sale portfolio.

WHOLESALE BANKING

PNC REAL ESTATE FINANCE

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2003	2002
INCOME STATEMENT
Net interest income	$107	$117
Net interest income-FIN 46R	(4)

Total net interest income	103	117
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	52	31
Servicing and other fees, net of amortization	39	40
Other-FIN 46R	19
Other	54	41

Total noninterest income	164	112

Total revenue	267	229
Provision for credit losses	(7)	(10)
Noninterest expense	165	160
Noninterest expense-FIN 46R	34

Pretax earnings	75	79
Noncontrolling interests in income of consolidated entities	(21)	(2)
Income tax (benefit) expense	(6)	(9)

Earnings	$102	$90

AVERAGE BALANCE SHEET
Loans
Commercial real estate	$1,872	$2,230
Commercial – real estate related	1,404	1,471

Total loans	3,276	3,701
Commercial mortgages held for sale	324	271
Other loans held for sale	25	141
Other assets	1,133	905

Total assets	$4,758	$5,018

Deposits	$1,133	$750
Liabilities of certain variable interest entities	64
Noncontrolling interests in consolidated entities	67
Assigned funds and other liabilities	3,142	3,876
Assigned capital	352	392

Total funds	$4,758	$5,018

PERFORMANCE RATIOS
Return on assigned capital	29%	23%
Noninterest income to total revenue	61	49
Efficiency	75	70

OTHER INFORMATION
Total nonperforming assets (a)	$3	$2
Net charge-offs (recoveries)	$1	$(6)
Average FTE staff	743	789
Net carrying amount of commercial mortgage servicing rights	$209	$201
Institutional lending repositioning
Loans held for sale
Credit exposure	$16	$49
Outstandings	$16	$44
Exit portfolio
Credit exposure		$25
Outstandings		$4
Net gains on loans held for sale (b)	$8	$3

COMMERCIAL MORTGAGE SERVICING PORTFOLIO (c)
January 1	$74	$68
Acquisitions/additions	23	19
Repayments/transfers	(14)	(13)

December 31	$83	$74

(a)	Includes nonperforming loans of $2 million at both December 31, 2003 and 2002.

(b)	Included in noninterest income—other above.

(c)	In billions.

PNC Real Estate Finance made good progress in 2003 toward its goal of increasing its distribution volumes and acquiring new clients. The loss of loan outstandings and the inability to replace those loans with new loans having acceptable risks and returns adversely impacted its loan outstanding maintenance goal in 2003. Loan servicing goals were exceeded in terms of dollars serviced, and Midland successfully converted substantially all of its loan servicing platform from a third-party vendor to its own technology.

Highlights of 2003 for PNC Real Estate Finance follow:

•	Gains on the sale of commercial mortgage loans increased $21 million in 2003 compared with 2002. Favorable market conditions for the sale of commercial mortgage backed securities and higher volumes were the primary drivers of this increase.

•	Average loans outstanding decreased $425 million in 2003 compared with 2002. This decline in average loans was the primary contributor to the decline in taxable-equivalent net interest income.

•	Credit quality remained excellent and was a contributing factor, along with the overall decrease in loans, in the negative provision for credit losses in 2003.

•	The commercial mortgage-servicing portfolio increased $9 billion to $83 billion at December 31, 2003.

PNC Real Estate Finance earned $102 million for 2003 compared with $90 million in 2002. The increase was primarily due to higher income from distribution activities, especially gains on the sale of commercial mortgages loans into securitizations underwritten by third parties. These increases were partially offset by a decrease in net interest income due to lower loan outstandings.

Effective July 1, 2003, PNC Real Estate Finance consolidated certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) in connection with the Corporation’s adoption of FIN 46R. The adoption of FIN 46R was also applied to certain investment vehicles in which PNC Real Estate Finance is a syndicator of affordable housing equity and is the general partner. The application of FIN 46R to these entities had no impact on earnings for PNC Real Estate Finance for 2003. However, certain line items on the income statement were increased as a result of the consolidation of these entities. See the Off-Balance Sheet Arrangements And Consolidated VIEs section of Item 7 of this Report and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements under Item 8 of this Report for further information.

Taxable-equivalent net interest income declined in 2003 compared with the prior year primarily due to the decrease in average loans outstanding as described above.

Apart from the impact of FIN 46R, noninterest income increased in 2003 due to higher gains on the sale of commercial mortgage loans and higher gains on the sale of certain loans in the institutional lending repositioning portfolio. Apart from the impact of FIN 46R, noninterest expense increased $5 million, or 3%, in 2003 compared with the prior year primarily due to employee costs.

PNC Real Estate Finance recognized an income tax benefit in both 2003 and 2002, as it received tax credits on its LIHTC investments. The income tax benefits were partially offset by passive losses included in noninterest expense on these investments.

Midland, as a third-party servicer, is required to comply with various contractual obligations, including the obligation to monitor property taxes and insurance and to advance funds for delinquent borrower payments and property protection purposes, subject to certain recoverability provisions. A total of $93 million of advances were outstanding at December 31, 2003, compared with $80 million at December 31, 2002. Midland’s right to be reimbursed for these advances from borrower repayments, liquidation proceeds and other sources as set forth in the applicable servicing contracts is superior in priority to all other claims on the cash flows from the related securitizations, including claims by the security holders.

WHOLESALE BANKING

PNC BUSINESS CREDIT

Year ended December 31 Taxable-equivalent basis Dollars in millions	2003	2002
INCOME STATEMENT
Net interest income	$136	$134
Noninterest income	56	48

Total revenue	192	182
Provision for credit losses	81	64
Noninterest expense	61	53

Pretax earnings	50	65
Income taxes	19	25

Earnings	$31	$40

AVERAGE BALANCE SHEET
Loans	$3,551	$3,535
Loans held for sale	21	68
Other assets	245	234

Total assets	$3,817	$3,837

Deposits	$105	$84
Assigned funds and other liabilities	3,464	3,503
Assigned capital	248	250

Total funds	$3,817	$3,837

PERFORMANCE RATIOS
Return on assigned capital	13%	16%
Noninterest income to total revenue	29	26
Efficiency	32	29

OTHER INFORMATION
Total nonperforming assets (a)	$108	$142
Net charge-offs	$67	$32
NBOC put option liability		$57
NBOC put option valuation income	$8	$28
Marketing locations	24	23
Average FTE staff	252	241
INSTITUTIONAL LENDING REPOSITIONING
Loans held for sale
Credit exposure	$3	$13
Outstandings	$3	$9
Net losses on loans held for sale (b)	$(1)	$(11)

(a)	Includes nonperforming loans of $104 million at December 31, 2003 and $126 million at December 31, 2002.

(b)	Included in noninterest income above.

PNC Business Credit’s focus is to continue to achieve scale and market leadership in national markets targeting middle market clientele. PNC Business Credit plans to build upon sales momentum achieved over the past two years and capitalize on scale advantages over regional competitors, while striving to maintain hold levels under $35 million per client.

Highlights of 2003 for PNC Business Credit follow:

•	PNC Business Credit’s revenue grew 5% in 2003 compared with the prior year.

•	The number of customers acquired directly through PNC Business Credit’s marketing force was up 36% in 2003 over the prior year. These customers bring the potential for additional future revenue through cross-selling.

•	Business Credit was one of the top 5 lenders in the asset-backed lending industry in 2003.

•	Assets acquired in 2002 from NBOC were successfully integrated into this business in 2003.

•	Results have been adversely impacted by credit costs in both 2003 and 2002. Management expects that trend to reverse in 2004 with an overall improvement in asset quality.

PNC Business Credit earned $31 million for 2003 compared with $40 million for 2002. The decline in earnings for 2003 compared with the prior year was primarily due to a $17 million increase in the provision for credit losses in 2003. Total revenue was $192 million for 2003 and $182 million for 2002. Noninterest income increased $8 million in 2003 compared with 2002. The increase in noninterest income was primarily due to higher product-related revenue and a lower level of losses recognized on the institutional loans held for sale that more than offset the impact of a $20 million decline in income resulting from the reduction in the value of the NBOC put option liability. See Note 3 Acquisitions in the Notes To Consolidated Financial Statements included in Item 8 of this Report for further information on the NBOC transaction.

The provision for credit losses for 2003 was $81 million, an increase of $17 million compared with 2002. Net charge-offs were $67 million for 2003, an increase of $35 million compared with the prior year period. Net charge-offs for 2003 included a $42 million charge-off related to a single loan to a wholesale goods/retail customer. A reserve has been provided at December 31, 2003 in connection with this customer’s remaining balance. This is the largest single nonperforming relationship in this business and was supported more by its franchise value than a collateral value. Approximately 99% of the total portfolio in this business is underwritten based on the value of collateral. PNC Business Credit loans, including those acquired in the NBOC acquisition, are primarily secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion being classified as nonperforming. The impact of these loans on the provision for credit losses and the level of nonperforming assets may be even more pronounced during periods of economic downturn. The ability of customers to borrow under these loan agreements is typically constrained by the amount of collateral that the customer has available to support the loan. Collateral is monitored and periodically audited by PNC Business Credit to verify its existence and condition. Therefore, other than the 2003 charge-off described above, net charge-offs on asset-based loans have historically been relatively low due to recoveries provided by the underlying collateral. Compensation for this higher risk of default is obtained by way of higher interest rates charged.

Total noninterest expense increased $8 million in 2003 compared with 2002, primarily due to higher average FTEs and benefit costs.

Nonperforming assets declined by $34 million at December 31, 2003 compared with December 31, 2002, primarily due to reductions to credits through managed liquidation and charge-offs.

PNC ADVISORS

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2003	2002
INCOME STATEMENT
Net interest income	$82	$100
Noninterest income
Investment management and trust	313	334
Brokerage	123	131
Other	97	89

Total noninterest income	533	554

Total revenue	615	654
Provision for credit losses	3	4
Noninterest expense	500	497

Pretax earnings	112	153
Income taxes	40	56

Earnings	$72	$97

AVERAGE BALANCE SHEET
Loans
Consumer	$1,317	$1,228
Residential mortgage	244	501
Commercial	438	460
Other	287	320

Total loans	2,286	2,509
Other assets	626	420

Total assets	$2,912	$2,929

Deposits	$2,122	$2,007
Assigned funds and other liabilities	262	399
Assigned capital	528	523

Total funds	$2,912	$2,929

PERFORMANCE RATIOS
Return on assigned capital	14%	19%
Noninterest income to total revenue	87	85
Efficiency	81	76

OTHER INFORMATION
Total nonperforming assets	$11	$5
Brokerage assets administered (in billions) (a)	$37	$32
Full service brokerage offices	98	106
Financial consultants	549	615
Margin loans	$256	$260
Average FTE staff	3,093	3,351

ASSETS UNDER ADMINISTRATION (b)
Assets under management
Personal	$44	$41
Institutional	9	9

Total	$53	$50

Asset Type
Equity	$31	$26
Fixed income	16	17
Liquidity/other	6	7

Total	$53	$50

Nondiscretionary assets under administration
Personal	$22	$20
Institutional	65	62

Total	$87	$82

Asset Type
Equity	$30	$27
Fixed income	30	29
Liquidity/other	27	26

Total	$87	$82

(a)	Includes assets administered by brokers operating within Regional Community Banking.

(b)	At December 31 – in billions. Excludes brokerage assets administered.

PNC Advisors earned $72 million in 2003 compared with $97 million in 2002. The earnings decline reflected the impact of challenged equity markets in the first half of 2003, limited new client acquisition and lower taxable-equivalent net interest income resulting from lower average loan balances and the level of interest rates in 2003.

This business faced challenges in 2002 surrounding net asset outflows, new client acquisition, and investment performance. In 2003, PNC Advisors addressed these issues by taking steps to strengthen client relationships and position itself as an advice-based provider. The business introduced managed accounts with over 20 selected investment managers in October 2003, providing clients with a broader array of investment choices. Investment performance has improved. In addition, PNC Advisors completed several cost reduction measures, including centralization of backoffice functions and realignment of resources, resulting in nearly $20 million of expense reductions on an annual basis beginning in 2004. With retention efforts yielding positive results and a streamlined cost structure, PNC Advisors is positioned to grow earnings in 2004.

Highlights of 2003 for PNC Advisors follow:

•	Assets under management at December 31, 2003 increased $3 billion compared with the balance at December 31, 2002 as the impact of improved equity markets more than offset the effect of net asset outflows during 2003.

•	Despite modest growth in consumer loans and deposits, net interest income declined 18% due to runoff of residential mortgages and a narrower net interest margin.

•	Investment management and trust income was down $21 million reflecting lower 2003 average equity markets, net asset outflows and a revised agreement reflecting a reduction in the rate of fees received from BlackRock.

•	Although personal brokerage activity increased as the markets improved in the second half of 2003, brokerage revenue for 2003 declined 6% from 2002. Other revenue reflects $8 million of growth in underwriting profits.

•	Noninterest expense increased $3 million in 2003. Apart from the one-time charges in each period described below, noninterest expense remained relatively flat year-over-year. Charges to implement several cost reduction measures were incurred in 2003.

In the fourth quarter of 2003, PNC Advisors incurred a $5 million charge related to certain employment contracts.

A ruling by a National Association of Securities Dealers arbitration panel in a matter related to Hilliard Lyons’ hiring of brokers and support staff prior to PNC’s acquisition of Hilliard Lyons in December 1998 resulted in a $10 million pretax charge at PNC Advisors in the fourth quarter of 2002, after taking into account the application of related reserves and accruals.

BLACKROCK

Year ended December 31 Dollars in millions except as noted	2003	2002
INCOME STATEMENT
Investment advisory and administrative fees	$529	$519
Other income	69	58

Total revenue	598	577
Operating expense	337	320
Fund administration and servicing costs	33	42

Total expense	370	362

Operating income	228	215
Nonoperating income	23	9

Pretax earnings	251	224
Income taxes	96	91

Earnings	$155	$133

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$192	$183
Other assets	775	681

Total assets	$967	$864

Liabilities	$254	$229
Stockholders’ equity	713	635

Total liabilities and stockholders’ equity	$967	$864

PERFORMANCE DATA
Return on equity	23%	24%
Operating margin (a)	40	40
Diluted earnings per share	$2.36	$2.04

OTHER INFORMATION
Average FTE staff	962	894

ASSETS UNDER MANAGEMENT(b)
Separate accounts
Fixed income	$190	$157
Liquidity	6	6
Liquidity – securities lending	10	6
Equity	9	10
Alternative investment products	7	5

Total separate accounts	222	184

Mutual funds (c)
Fixed income	24	19
Liquidity	59	66
Equity	4	4

Total mutual funds	87	89

Total assets under management	$309	$273

(a)	Calculated as operating income divided by total revenue less administration and servicing costs. A reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) follows in millions:

Operating income	$228	$215

Total revenue	$598	$577
Less fund administration and servicing costs	33	42

Revenue used for operating margin calculation, as reported	$565	$535
Operating margin, as reported	40%	40%
Operating margin, GAAP basis	38%	37%

PNC believes that operating margin, as reported, is an effective indicator of management’s ability to effectively employ BlackRock’s resources. Fund administration and servicing costs have been excluded from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(b)	December 31 – in billions.

(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

BlackRock earned $155 million for 2003 compared with $133 million for 2002. Earnings increased for 2003 compared with the prior year as higher revenue, driven by increases in assets under management and BlackRock Solutions® assignments, and higher investment income more than offset increases in marketing and other operating expenses.

During 2003, BlackRock continued to operate in a global marketplace characterized by volatility and economic weakness. Management believes the following factors contributed to financial results in 2003 and position the business to continue to produce solid financial performance going forward.

•	Assets under management at December 31, 2003 increased $36 billion, or 13%, compared with assets under management at December 31, 2002. Growth in fixed income assets managed by BlackRock was the primary factor in the increase from 2002. The increase in assets under management reflected net subscriptions of $22 billion and net market appreciation of $14 billion. Over the past five years, assets under management have grown at a compound annual rate of 19%, the majority of which was attributable to new business activity.

•	The business ended 2003 with competitive investment performance in fixed income and liquidity products and continued to experience favorable operating leverage in these areas.

•	The equity business was restructured with the hiring of a quantitative team to lead the U.S. large cap equity management effort.

•	New business opportunities remain strong, particularly for international clients and in the insurance sector.

Higher revenue in 2003 reflected increases in separate account base fees and other income that were partially offset by decreases in separate account performance fees earned on BlackRock’s fixed income hedge fund and mutual fund revenue. BlackRock will not earn additional performance fees on the fixed income hedge fund until such time as positive investment performance exceeds the high water mark, which, assuming historical returns, could be expected to occur in the second quarter of 2004. The increase in separate account base fees resulted from strong growth in fixed income separate account assets.

Expenses increased in 2003 largely due to an increase in general and administration expense that was partially offset by lower fund administration costs and lower employee compensation and benefits. During 2003, BlackRock incurred or reserved approximately $4 million to cover the estimated aggregate costs in connection with industry-wide investigations of mutual fund matters.

Income taxes increased 5% in 2003 compared with 2002 despite a 12% increase in pretax earnings. The effective tax rate for 2003 decreased due to a decision that BlackRock will file certain combined and unitary state income tax returns with other PNC subsidiaries.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock’s website at www.blackrock.com.

PFPC

Year ended December 31 Dollars in millions except as noted	2003	2002
INCOME STATEMENT
Fund servicing revenue	$762	$817
Operating expense	618	650
(Accretion)/amortization of other intangibles, net	(18)	(19)

Net operating income	162	186
Nonoperating income (a)	8	10
Debt financing	69	88

Pretax earnings	101	108
Income taxes	40	43

Earnings	$61	$65

AVERAGE BALANCE SHEET
Goodwill and other intangible assets	$1,037	$1,028
Other assets	872	860

Total assets	$1,909	$1,888

Debt financing	$1,279	$1,290
Assigned funds and other liabilities	422	390
Assigned capital	208	208

Total funds	$1,909	$1,888

PERFORMANCE RATIOS
Return on assigned capital	29%	31%
Operating margin	21	23

OTHER INFORMATION
Average FTE staff	5,081	5,834

SERVICING STATISTICS
Accounting/administration net assets (b)
Domestic	$622	$481
Foreign (c)	45	29

Total	$667	$510

Asset type
Money market	$341	$297
Equity	193	118
Fixed income	92	72
Other	41	23

Total	$667	$510

Custody assets (b)	$401	$336

Shareholder accounts (in millions)
Transfer agency	21	26
Subaccounting	32	25

Total	53	51

(a)	Net of nonoperating expense.

(b)	At December 31. Dollars in billions.

(c)	Represents net assets serviced offshore.

PFPC earned $61 million for 2003 compared with $65 million for 2002. PFPC’s 2002 results included the benefits of a $19 million, or $11 million after taxes, reduction in reserves, originally established in 2001 largely related to a previously reported plan to consolidate selected facilities, and $13 million, or $8 million after taxes, of fees related to the renegotiation of a client contract. Apart from these items, earnings for 2002 would have been $46 million.

Highlights of 2003 for PFPC follow:

•	PFPC continued to streamline operations throughout 2003, repositioning itself given current economic and competitive conditions.

•	The sales process was re-engineered, greatly enhancing focus along product line expertise.

•	PFPC greatly expanded its managed account servicing offering through ADVISORport.

•	The accounting/administration unit realized several major wins in 2003 and benefited from a renewed equity market, resulting in a 31% increase in assets serviced since year-end 2002.

•	Headquartered in Dublin, Ireland, PFPC’s offshore operation continued to experience significant growth, as assets serviced increased more than 50% compared with the prior year.

•	Related to debt financing provided by PNC, PFPC made payments to PNC totaling $196 million during 2003, of which $125 million represented the repayment of principal effective December 1, 2003.

Apart from the items described in the first paragraph, improved operating results in 2003 compared with 2002 reflected a decline in operating expenses, primarily due to benefits from efficiency initiatives exceeding $50 million and a decrease of approximately $31 million of expenses related to the retirement services unit that was sold effective June 30, 2003. In addition, results for 2003 were favorably impacted by a $19 million decrease in debt financing costs due to debt refinancing at more favorable rates in December 2002. The effect of these factors was partially offset by lower fund servicing revenue, partly due to the impact of competitive market conditions on pricing, and costs incurred to support net new business in 2003.

Fund servicing revenue decreased $55 million in 2003 compared with 2002. The positive impact of new sales of accounting/administration services and offshore growth was more than offset by revenue declines resulting from client attrition and the impact of competitive market conditions on pricing. In addition, fund servicing revenue for 2002 included the benefit of $13 million of fees related to the renegotiation of a client contract referred to above and an additional $15 million related to the retirement services unit that was sold in 2003.

Operating expense decreased $32 million, or 5%, in 2003 compared with the prior year. Operating expense for 2002 reflected the benefit of a $19 million reduction in reserves described above. The decline in operating expenses compared with 2002 was primarily due to reductions in staff and contract programmers, the impact of the sale of the retirement services business and the initiatives launched in the second half of 2002 designed to improve efficiency. In 2003, PFPC reduced expenses by over $50 million before considering the impact of technology and new business reinvestment. Accordingly, the workforce has been reduced as average FTEs declined 13% in 2003 compared with 2002.

Net operating income for 2003 reflected $33 million in accretion of a discounted client contract liability. Accretion for 2002 was $35 million. The benefit of accretion related to this contract liability is expected to decrease significantly in 2004 as the underlying contract matures during the second quarter of 2004.

PFPC’s performance is partially dependent on the underlying performance of its fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that its clients’ businesses are adversely affected by ongoing governmental investigations into the practices of the mutual and hedge fund industries, PFPC’s results could be impacted.

Increases in both accounting/administration and custody investment assets at December 31, 2003 compared with the balances at December 31, 2002 resulted primarily from new business, asset inflows from existing clients and positive equity market performance during 2003. The decline in 2003 in transfer agency accounts serviced by PFPC was primarily due to a loss of one large client in the first quarter. Subaccounting shareholder accounts serviced by PFPC increased in 2003 primarily due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $1.6 trillion at December 31, 2003 compared with $1.4 trillion at December 31, 2002.

RISK FACTORS

The Corporation is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. In addition to the risks described in other parts of this Report, including the Supervision and Regulation section of Item 1 and in the Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of this Item 7, the following are key risk factors affecting the Corporation.

BUSINESS AND ECONOMIC CONDITIONS

The Corporation’s business and results of operations are sensitive to general business and economic conditions in the United States. These conditions include the level and movement of interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the regional economies in which the Corporation conducts business. A sustained weakness or weakening of the economy could decrease the value of loans held for sale, decrease the demand for loans and other products and services offered by the Corporation, increase or decrease usage of unfunded commitments or increase the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. Changes in interest rates could affect the value of certain on-balance sheet and off-balance sheet financial instruments of the Corporation. Changes in interest rates could also affect the value of assets under management or for which processing services are provided. In a period of rapidly rising interest rates, such assets would likely be negatively impacted by reduced asset values and increased redemptions. Also, changes in equity markets could affect the value of equity investments and the value of net assets under management and for which processing services are provided. A more detailed description of aspects of the interest rate and market risks facing PNC is included in the Risk Management section of Item 7 of this Report.

MONETARY AND OTHER POLICIES

The activities and results of operations of bank holding companies and their subsidiaries are affected by monetary, tax and other policies of the government and its agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The Federal Reserve Board’s policies influence the rates of interest that PNC charges on loans and pays on borrowings and interest-bearing deposits and can also affect the value of on-balance sheet and off-balance sheet financial instruments. Those policies also influence, to a significant extent, the cost of funding for the Corporation. It is not possible to predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Corporation’s activities and results of operations.

COMPETITION

PNC operates in a highly competitive environment, both in terms of the products and services offered and the geographic markets in which PNC conducts business. This environment could become even more competitive in the future, as a result of legislative, regulatory and technological changes and continued consolidation in the financial services industry. The Corporation competes with local, regional and national banks, thrifts, credit unions and non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, private equity firms, mutual fund complexes and insurance companies, as well as other entities that offer financial and processing services, and through alternative delivery channels such as the internet. Technological advances and legislation, among other changes, have lowered barriers to entry, have made it possible for non-bank institutions to offer products and services that traditionally have been provided by banks, and have increased the level of competition faced by the Corporation. Many of the Corporation’s competitors benefit from fewer regulatory constraints and lower cost structures, allowing for more competitive pricing of products and services. As a result, PNC could lose business to competitors or be forced to price its products and services on less advantageous terms to retain customers.

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

FUND SERVICING

Fund servicing fees are primarily derived from the market value of the assets and the number of shareholder accounts administered by the Corporation for its clients. A rise in interest rates or a sustained weakness, weakening or volatility in the debt and equity markets could influence an investor’s decision to invest or maintain an investment in a mutual fund or other pooled investment product. As a result, fluctuations may occur in the level or value of assets for which PNC provides processing services. A significant investor migration from mutual fund and other pooled investments could have a negative impact on the Corporation’s revenues by reducing the assets and the number of shareholder accounts it services. The fund servicing business is also highly competitive with a relatively small number of providers. There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. In the future, mergers or consolidations of financial institutions or other financial intermediaries could impact the number of existing or potential fund servicing clients.

ACQUISITIONS

The Corporation expands its business from time to time by acquiring other financial services companies. Factors pertaining to acquisitions that could adversely affect the Corporation’s business and earnings include, among others: anticipated cost savings or potential revenue enhancements that may not be fully realized or realized within the expected time frame; key employee, customer or revenue loss following an acquisition that may be greater than expected; and costs or difficulties related to the integration of acquired businesses that may be greater than expected. The Corporation could also be prevented from pursuing attractive acquisition opportunities due to regulatory restraints.

See the Cautionary Statement Regarding Forward-Looking Information section in Item 7 of this Report for additional information regarding risk factors in connection with the United National acquisition in particular and acquisitions in general.

TERRORIST ACTIVITIES AND INTERNATIONAL HOSTILITIES

The impact of terrorist activities and responses to such activities and of international hostilities cannot be predicted with respect to severity or duration, but may adversely affect the economy and financial and capital markets generally, or specific industries and the Corporation specifically. The impact could adversely affect the Corporation in a number of ways including, among others, an increase in delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

The Corporation’s consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect PNC’s reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on PNC’s future financial condition and results of operations.

ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The allowances for credit losses and unfunded loan commitments and letters of credit are calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowances is based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management’s judgment concerning those trends.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $514 million, or 81%, of the total allowance for credit losses at December 31, 2003 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. See the following for additional information: Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of Item 7 of this Report; and Note 1

Accounting Policies, Note 14 Allowances For Credit Losses And Unfunded Loan Commitments And Letters of Credit, and Allocation Of Allowance For Credit Losses in the Statistical Information section of Item 8 of this Report.

LOANS AND COMMITMENTS HELD FOR SALE

At the time management intends to sell credit exposure, management designates the exposure as held for sale. At the initial transfer date to held for sale, any lower of cost or market (“LOCOM”) adjustment is recorded as a charge-off, which on an outstanding loan results in a new cost basis. On the unfunded portion of the total exposure, a liability is established. Any subsequent adjustment as a result of LOCOM is recorded as a valuation allowance through noninterest income on the loan portion classified as held-for-sale. Any permanent reduction of the exposure, such as sale or termination of the exposure, may have a positive or negative impact on the exposure’s valuation allowance or liability. This change in valuation allowance or liability is recorded through noninterest income. Although the market value for certain held for sale assets may be readily obtainable, the majority of these types of assets require significant judgments by management as to the value that could be realized at the balance sheet date. These assumptions include, but are not limited to, the cash flows generated from the asset, the timing of a sale, the value of any collateral, the market conditions for the particular credit, overall investor demand for these assets and the determination of a proper discount rate. Changes in market conditions and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods. See the Loans and Loans Held For Sale sections of the Consolidated Balance Sheet Review included in Item 7 of this Report and Note 1 Accounting Policies included in Item 8 of this Report for additional information.

EQUITY MANAGEMENT ASSET VALUATION

Equity management (private equity) assets are valued at each balance sheet date based on primarily either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value of the investments. There is a time lag in the Corporation’s receipt of the financial information that is the primary basis for the valuation of its limited partnership interests. PNC will recognize in the first quarter of 2004 valuation changes related to limited partnership investments that reflect the impact of fourth quarter 2003 market conditions and performance of the underlying companies.

Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures applied to direct investments include techniques such as multiple of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financial transaction. General partnership interests are valued based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

Changes in the value of equity management investments are reflected in the Corporation’s results of operations. Market conditions and actual performance of the companies invested in could differ from these assumptions resulting in lower valuations that could adversely impact earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments. See Note 1 Accounting Policies in Item 8 of this Report for additional information.

COMMERCIAL MORTGAGE SERVICING RIGHTS

Commercial mortgage servicing rights (“MSR”) are intangible assets that represent the value of rights that arise from the servicing of commercial loan contracts. While servicing is inherent in most financial assets, it becomes a distinct asset when (a) contractually separated from the underlying financial asset by sale or securitization of the asset with servicing retained or (b) through the separate purchase and assumption of the servicing. The Corporation’s MSR asset value (both originated and purchased) arises from estimates of future revenues from contractually specified servicing fees, interest income and other ancillary revenues, net of estimated operating expenses, which are expected to yield an acceptable level of risk adjusted return for the servicer.

The fair value of the Corporation’s MSR asset is estimated using a discounted cash flow methodology, which calculates the net present value of future cash flows of the servicing portfolio over the estimated life of the asset based on various assumptions and market factors, the most significant of which include interest rates for escrow and deposit balance earnings, estimated prepayment speeds, estimated servicing costs, portfolio stratification, and discount rates. The reasonableness of these factors is reviewed by management and is based on expectations of the portfolio, market conditions, and loan characteristics.

The Corporation’s commercial loan servicing portfolio is subject to various risks, the most significant being interest rate and prepayment risk, which subject the MSR asset to impairment risk. While the MSR asset is amortized over its estimated life in proportion to estimated net servicing income, it is also tested for impairment at a strata level on a quarterly basis. The impairment testing includes a positive and negative scenario for sensitivity characteristics. If the estimated fair value of the MSR is less than the carrying value, an impairment loss would be recognized in the current period; however, any fair value in excess of the cost basis would not be recognized as income. See Note 1 Accounting Policies and Note 17 Securitizations included in Item 8 of this Report for additional information.

LEASE RESIDUALS

Leases are carried at the aggregate of lease payments and the estimated residual value of the leased property, less unearned income. The Corporation provides financing for various types of equipment, aircraft, energy and power systems, rolling stock and vehicles through a variety of lease arrangements. A significant portion of the residual value is covered by residual value insurance and/or operating reserves or is guaranteed by governmental entities. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise reserved or insured against, the Corporation bears the risk of ownership of the leased assets including the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value which could result in a charge and adversely impact earnings in future periods. See Note 1 Accounting Policies included in Item 8 of this Report for additional information.

GOODWILL

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The majority of the Corporation’s goodwill relates to value inherent in fund servicing and banking businesses. The value of this goodwill is dependent upon the Corporation’s ability to provide quality, cost effective services in the face of competition from other market leaders on a national and global basis. This ability in turn relies upon continuing investments in processing systems, the development of value-added service features, and the ease of access to the Corporation’s services.

As such, goodwill value is supported ultimately by earnings, which is driven by the volume of business transacted and, for certain businesses, the market value of assets under administration or for which processing services are provided. A decline in earnings as a result of a lack of growth or the Corporation’s inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and adversely impact earnings in future periods.

Total goodwill was $2.4 billion at December 31, 2003. See Note 1 Accounting Policies and Note 15 Goodwill And Other Intangible Assets included in Item 8 of this Report for additional information.

REVENUE RECOGNITION

PNC derives interest and noninterest income from various sources including lending, investment management and fund servicing, customer deposits, loan servicing, brokerage services, sale of loans, certain private equity activities and derivatives trading activities. Fees and commissions are also earned from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital market transactions.

The timing and amount of revenue recognized in any period is dependent on estimates, judgments, assumptions, and interpretation of contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms.

STATUS OF DEFINED BENEFIT PENSION PLAN

The Corporation has a noncontributory, qualified defined benefit pension plan (“plan” or “pension plan”) covering most employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Plan assets are currently approximately 60% invested in equity investments with most of the remainder invested in fixed income instruments. Plan investment policy is determined and reviewed by plan fiduciaries. On an annual basis, management reviews the actuarial assumptions related to the pension plan, including the discount rate, rate of compensation increase and the expected return on plan assets.

The expense associated with the pension plan is calculated in accordance with SFAS 87, “Employers’ Accounting for Pensions,” and utilizes assumptions and methods determined in accordance therewith, including a policy of reflecting trust assets at their fair market value. The expense is not significantly affected by the discount rate or compensation increase assumptions, but is significantly affected by the expected return on asset assumption, which was changed from 9.50% to 8.50% for 2003, causing expense to increase by approximately $10 million. The expense is also significantly affected by actual trust returns, with each one percentage point difference in actual return versus the expectation causing the following year’s expense to change by as much as $3 million. Management currently estimates 2004 expense for the pension plan to be approximately $10 million, compared with $50 million for 2003. Lower amortization of actuarial losses from prior years due to improved returns on trust assets in 2003 is the primary reason for the expected decrease in pension expense in 2004.

In accordance with SFAS 87 and SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the Corporation may be required to eliminate any prepaid pension asset and recognize a minimum pension liability if the accumulated benefit obligation exceeds the fair value of plan assets at year-end. The corresponding charge would be recognized as a component of other comprehensive income and reduce total shareholders’ equity, but would not impact net income. At December 31, 2003, the fair value of plan assets was $1.352 billion, which exceeded the accumulated benefit obligation of $973 million. The status at year-end 2004 will depend primarily upon 2004 trust returns and the level of contributions, if any, made to the plan by the Corporation during 2004.

Contribution requirements are primarily affected by trust investment performance and are not particularly sensitive to actuarial assumptions. Although there were no required contributions to the pension plan during 2002 or 2003, the Corporation continued its strategy of fully funding the plan at maximum tax-deductible levels, contributing $183 million in 2003 and $210 million in 2002. If future investment performance exceeds that of recent years, the permitted tax-deductible contribution in future years will be significantly reduced. In any case and irrespective of any factors, any large near-term contributions to the plan will be at the discretion of management as the minimum required contributions under current law are expected to be zero for several years.

BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. The Compensation Committee of BlackRock’s Board of Directors may vest a portion of the LTIP Awards, in its sole discretion, if BlackRock achieves certain alternative performance hurdles during the vesting period.

There will be no expense recognition associated with the LTIP Awards unless vesting occurs or a partial vesting determination is considered probable and estimable. BlackRock’s Compensation and Audit Committees have determined, based on current conditions, that the probability of indicating any partial vesting prior to the opportunity for commencement of full vesting of the program at the conclusion of the first quarter of 2005 is unlikely. The LTIP was constructed such that the expected increase in value to stockholders necessary to fully vest the program had to result from continued growth in BlackRock’s earnings rather than from changes in the financial markets. As such, a minimum performance period (through December 31, 2004) was established under which no vesting of the program would occur. At such time, the Compensation and Audit Committees will evaluate the likelihood that BlackRock will complete the program term with alternative vesting criteria performance in excess of LTIP requirements. BlackRock will accrue expense for this contingency accordingly.

If the performance hurdles are achieved, the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. See Note 24 Stock-Based Compensation Plans for additional information.

RISK MANAGEMENT

The Corporation encounters risk as part of the normal course of its business and designs risk management processes to help manage these risks. This section will first provide an overview of the governance structure, measurement, control strategies, and monitoring aspects of the Corporation’s corporate-level risk management processes generally. Following this discussion is an analysis of the same aspects of the risk management process for what management views as the Corporation’s primary areas of risk: credit, operational, liquidity, and market. The Corporation’s use of financial and other derivatives as part of its overall asset and liability risk management process is also addressed within the Risk Management section of this report. In appropriate places within this section, historical performance is also addressed.

OVERVIEW

As a financial services organization, the Corporation takes a certain amount of risk in every business decision. For example, every time the Corporation opens an account or approves a loan for a customer, processes a payment, hires a new employee, or implements a new computer system, the Corporation incurs a certain amount of risk. As an organization, the Corporation must balance revenue generation and profitability with the risks associated with its business activities. Risk management is not about eliminating risks, but about accepting risks that are expected to optimize shareholder value and that the Corporation seeks to effectively manage.

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

Although the Board as a whole is responsible generally for oversight of risk management, committees of the Board provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Board committees with primary responsibility for risk management oversight are as follows:

•	Audit Committee: major financial risk exposures, compliance with legal and regulatory requirements, internal and disclosure controls, and the Corporation’s Code of Business Conduct and Ethics

•	Credit Committee: risk within the Corporation’s lending and credit-related activities

•	Finance Committee: the risk management process and internal control structure relating to interest rate and liquidity risks, trading activities, capital management activities, equity investments, and fiduciary activities

•	Operations and Technology Committee: operations and operational risk management, and activities related to information technology and information security

•	Nominating and Governance Committee: recommendation of nominees for the Corporation’s Board and implementation of appropriate corporate governance practices

Management level risk committees are designed to help ensure that business decisions are executed within the Board’s desired risk profile. The Executive Risk Management Committee (“ERMC”), consisting of senior management executives, provides oversight for the establishment and implementation of new comprehensive risk management initiatives, reviews risk profiles and discusses key risk issues. There are several other management-level risk management committees charged with various risk management oversight responsibilities.

Within each of the Corporation’s major businesses, a business risk officer serves an important role by helping the business to identify risks and develop action plans to manage those risks. By acting as partners to business managers and corporate risk officers, business risk officers help ensure that strategic business goals, including acceptable levels of risk, are achieved.

The following tables outline the three primary corporate-level risk management areas:

Area	Risk Management
Executive	Chief Risk Officer
Key roles of corporate team

•      Facilitates the identification, assessment and monitoring of risk across the Corporation

•      Sets risk tolerance limits

•      Has authority to review and challenge all risk-taking activities

•      Provides support and oversight to the businesses

•      Identifies and implements risk management best practices

Area	Regulatory Relations and Compliance
Executives	Chief Regulatory Officer Chief Compliance Officer
Key roles of corporate team

•      Facilitates the identification, assessment and monitoring of regulatory and compliance risk throughout the Corporation

•      Facilitates relationships with regulatory agencies and serves as liaison to the businesses

•      Provides compliance support and oversight at the corporate level and to the businesses

•      Administers the Corporation’s ethics and business conduct programs

Area	Legal
Executives	Vice Chairman, Legal and Governance General Counsel
Key roles of corporate team	• Facilitates the identification, assessment, and monitoring of legal risk throughout the Corporation • Provides legal counsel to the Corporation and across all businesses and staff areas

Each corporate risk management area is empowered and actively involved in risk identification, measurement, control and monitoring across the Corporation.

Risk Measurement

Risk measurement activities are conducted specific to the area of risk. Corporate risk management is involved in the development of models and analytic tools to evaluate the level of risk, providing a holistic approach to aggregating and understanding enterprise-wide risk. The primary vehicle for aggregation of enterprise-wide risk is a new comprehensive risk management methodology developed during 2003 that is based on economic capital. This primary risk aggregation measure is augmented with secondary measures of risk to arrive at an estimate of enterprise-wide risk. The economic capital framework is a measure of potential losses above and beyond expected losses. Potential one year losses are capitalized to a level commensurate with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses (“Credit Risk”), fluctuations of the estimated market value of financial instruments (“Market Risk”) and other risks such as the failure of people, processes or systems (“Operational Risk”). Management has not previously used economic capital in evaluating the performance of its business segments, and this methodology has not been used in the calculation of return on assigned capital for 2003 or 2002 business segment performance as disclosed in the Review of Businesses section of Item 7 of this Report. Management plans to use economic capital to evaluate each of the Corporation’s business segment’s performance in 2004.

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

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into financial derivative transactions. Credit risk is one of the most common risks in banking and one of the most significant risks to PNC.

Approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level of credit risk. Guidelines have been established for acceptable levels of aggregate borrower exposure, problem loans and other credit measures. The Corporation seeks to achieve credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry. Reductions in risk concentrations are achieved through loan participations with third parties, loan sales and the purchase of credit derivatives.

Governance Structure

The credit granting businesses maintain direct responsibility for credit risk within the Corporation. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of the Corporation’s credit risk and reports to the Chief Risk Officer. Corporate

Credit Policy is responsible for establishing risk management policies as they relate to credit objectives and limits. Significant changes are reviewed with and approved by the Credit Committee of the Board. Centrally, Corporate Credit Policy monitors compliance with policies and commercial customer covenant compliance. Corporate Credit Policy is involved in the review of commercial loans and provides oversight to the underwriting standards for consumer lending activities. Credit account management staff report up through the Corporate Credit Policy organization and perform relationship transactional analysis and administration.

The Credit Risk Management Committee (“CRMC”) develops portfolio credit risk objectives and determines the appropriateness of portfolio limits and guidelines. CRMC reviews the Corporation’s exposure to certain industries and portfolios, monitoring emerging concentrations. Corporate Credit Policy oversees the role of portfolio management. The portfolio management function supports the development of portfolio risk limits to achieve associated objectives and is responsible for initiating secondary market activities to help optimize portfolio composition.

The Special Asset Committee (“SAC”) is the management committee charged with the responsibility of reviewing all criticized credits throughout the Corporation in excess of a set dollar threshold. Additionally, SAC sets the standards for business level committees for reviewing all criticized credits below the corporate exposure threshold. SAC meets regularly and sets specific reserve levels for nonperforming loans and evaluates the risk rating and disclosure status for reviewed credits.

The Reserve Adequacy Committee (“RAC”) reviews the adequacy of the allowance for loan and lease losses for business units and major bank subsidiaries. RAC provides oversight for the allowance evaluation process, including quarterly evaluations as well as methodology and estimation changes. The results of the evaluations are reported to the Credit Committee of the Board.

Risk Measurement

The Corporation actively measures sources of credit risk based on the calculated expected and unexpected losses in the portfolio. Expected loss is a component in calculating the appropriate level of the allowance for credit losses. See the Allowances For Credit Losses And Unfunded Commitments And Letters Of Credit portion of this Credit Risk Management discussion. Unexpected loss seeks to capture the loss volatility in the portfolio and is the foundation for economic capital measurement at the business level. Stress testing and scenario analyses are performed regularly, providing guidance to management on the potential impact of macroeconomic events on the level of credit risk.

Loan evaluation tools are used to assess credit quality at origination and to identify deteriorating borrower credit quality. They are employed to actively manage and reduce exposures as warranted. These loan evaluation tools have been developed internally as well as purchased from external vendors. Loan evaluation tool policies are established and usage monitored by Corporate Credit Policy.

Risk Control Strategies

Corporate Credit Policy monitors policy compliance and communicates exceptions to management on a monthly basis and to the Credit Committee of the Board quarterly. PNC has established credit portfolio risk tolerance and concentration limits, both at the corporate level and by individual lending business. Corporate Credit Policy evaluates compliance with risk tolerance and concentration limits quarterly and oversees appropriate adjustment of portfolio strategies to remain or move within an acceptable range of risk, balanced by the strategic objectives of the Corporation.

Critical to the measurement of commercial credit risk is the accuracy of internal risk ratings in the commercial loan portfolio. Corporate Credit Policy reviews and if necessary adjusts risk ratings at the time of approval. If a credit relationship deteriorates and becomes a criticized credit, it is reviewed through the SAC process. Additionally, an independent Credit Risk Review function, reporting directly to the Credit Committee of the Board and indirectly to the Chief Risk Officer, performs regular analyses of the quality of credit risk management and level of credit risk.

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

Nonperforming, Past Due And Potential Problem Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed and other assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Nonperforming Assets By Type

Dollars in millions	December 31 2003	December 31 2002
Nonaccrual loans
Commercial	$213	$226
Lease financing	11	57
Commercial real estate	6	7
Consumer	11	11
Residential mortgage	24	7

Total nonaccrual loans	265	308
Troubled debt restructured loan	1	1

Total nonperforming loans	266	309
Nonperforming loans held for sale (a)	27	97
Foreclosed and other assets
Lease	17
Residential mortgage	9	6
Other	9	6

Total foreclosed and other assets	35	12

Total nonperforming assets (b)	$328	$418

Nonperforming loans to total loans	.78%	.87%
Nonperforming assets to total loans, loans held for sale and foreclosed and other assets	.92	1.13
Nonperforming assets to total assets	.48	.63

(a)	Includes troubled debt restructured loans held for sale of $10 million and $17 million as of December 31, 2003 and December 31, 2002, respectively.

(b)	Excludes equity management assets carried at estimated fair value of $37 million and $40 million at December 31, 2003 and December 31, 2002, respectively, and included in other assets on the Consolidated Balance Sheet. These amounts include $5 million and $12 million of troubled debt restructured assets at December 31, 2003 and December 31, 2002, respectively.

Of the total nonperforming loans at December 31, 2003, 39% are related to PNC Business Credit. PNC Business Credit loans, including those acquired in the NBOC acquisition, are primarily secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or who have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion are classified as nonperforming. Historically, the Corporation has found that the collateralized nature of asset-based financing has resulted in lower losses relative to comparable commercial loans within the loan portfolio.

During the fourth quarter of 2003, the Corporation accelerated the timeframe for recognizing delinquent, well-secured residential mortgage loans as nonperforming. This change resulted in the classification of an additional $15 million of residential mortgages as nonaccrual loans at December 31, 2003.

The decline in nonperforming loans held for sale at December 31, 2003 compared with December 31, 2002 reflected reductions in principal balances and sales of nonperforming loans during 2003.

The foreclosed lease assets at December 31, 2003 primarily represented the Corporation’s repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan.

The amount of nonperforming loans that were current as to principal and interest was $116 million at December 31, 2003 and $107 million at December 31, 2002. The amount of nonperforming loans held for sale that were current as to principal and interest was $4 million at December 31, 2003 and $46 million at December 31, 2002.

Nonperforming Assets By Business

In millions	December 31 2003	December 31 2002
Regional Community Banking	$90	$82
Corporate Banking	116	187
PNC Real Estate Finance	3	2
PNC Business Credit	108	142
PNC Advisors	11	5

Total nonperforming assets	$328	$418

At December 31, 2003, Corporate Banking and PNC Business Credit had nonperforming loans held for sale of $24 million and $3 million, respectively, which are included in the preceding table.

Change In Nonperforming Assets

In millions	2003	2002
January 1	$418	$391
Purchases	42
Transferred from accrual	467	887
Returned to performing	(5)	(30)
Principal reductions and payoffs	(331)	(421)
Asset sales	(54)	(181)
Charge-offs and valuation adjustments	(209)	(228)

December 31	$328	$418

Weakness in the economy or other factors that affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods.

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2003	Dec. 31 2002	Dec. 31 2003	Dec. 31 2002
Commercial	$18		$41.13%	.27%
Commercial real estate	1		10.05	.44
Consumer	28		25.24	.25
Residential mortgage	21		38.73	.97
Lease financing	1		1.03	.02

Total loans	69		115.20	.32
Loans held for sale	6		32.43	1.99

Total loans and loans held for sale	$75		$147.21%	.40%

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months, totaled $94 million and $4 million, respectively, at December 31, 2003 compared with $297 million and $38 million, respectively at December 31, 2002. Approximately 67% of these loans are in the PNC Business Credit portfolio. Loans held for sale relate to the institutional lending repositioning.

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

Specific allowances are established for loans considered impaired by a method prescribed by SFAS 114, “Accounting by Creditors for Impairment of a Loan.” All nonperforming loans are considered impaired under SFAS 114. Specific allowances are determined for individual loans over a set dollar threshold by SAC based on an analysis of the present value of its expected future cash flows discounted at its effective interest rate, its observable market price or the fair value of the underlying collateral. A minimum specific allowance is established on all impaired loans at the applicable pool reserve allocation for similar loans.

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by PNC’s business structure and internal risk rating categories. Key elements of the pool reserve methodology include expected default probabilities (“EDP”), loss given default (“LGD”) and exposure at default (“EAD”). EDPs are derived from historical default analyses and are a function of the borrower’s risk rating grade and expected loan term. LGDs are derived from historical loss data and are a function of the loan’s collateral value and other structural factors that may affect the ultimate ability to collect on the loan. EADs are derived from banking industry and PNC’s own exposure at default data.

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

Consumer (including residential mortgage) loan allocations are made at a total portfolio level by consumer product line based on historical loss experience. A four-quarter average loss rate is computed from net charge-offs for the prior four quarters as a percentage of the average loans outstanding in those quarters. This loss rate is applied to loans outstanding at the end of the current period to set the consumer loan allocation.

The final loan reserve allocations are based on this methodology and management’s judgment of other qualitative factors which may include, among others, regional and national economic conditions, business segment and portfolio concentrations, historical versus estimated losses, model risk and changes to the level of credit risk in the portfolio.

Unallocated reserves are established to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, potential judgment and data errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in the risk measures or characteristics of the portfolio due to inherent lags in information. Management’s evaluation of these and other relevant factors determines the level of unallocated reserves established at the evaluation date.

Allocation Of Allowance For Credit Losses

	December 31, 2003		December 31, 2002
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$514	41.6%	$504	42.3%
Commercial real estate	34	5.3	52	6.4
Consumer	28	33.5	28	27.8
Residential mortgage	7	8.5	10	11.0
Lease financing and other	49	11.1	79	12.5

Total	$632	100.0%	$673	100.0%

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $116 million at December 31, 2003 and $112 million at December 31, 2002 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 18% of the total allowance and .34% of total loans at December 31, 2003 and 17% of the total allowance and .32% of total loans at December 31, 2002.

The provision for credit losses for 2003 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of December 31, 2003 reflected changes in loan portfolio composition, the impact of refinements to the Corporation’s reserve methodology and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

Rollforward Of Allowance For Credit Losses

In millions	2003	2002
January 1	$673	$560
Charge-offs	(260)	(267)
Recoveries	49	44

Net charge-offs	(211)	(223)
Provision for credit losses	177	309
Acquired allowance (NBOC acquisition)		41
Reclassification to other assets due to FIN 46R	(1)
Net change in allowance for unfunded loan commitments and letters of credit	(6)	(14)

December 31	$632	$673

The allowance as a percent of nonperforming loans and total loans was 238% and 1.85%, respectively, at December 31, 2003. The comparable year end 2002 percentages were 218% and 1.90%, respectively.

Rollforward Of Allowance For Unfunded Loan Commitments And Letters of Credit

In millions	2003	2002
January 1	$84	$70
Net change in allowance for unfunded loan commitments and letters of credit	6	14

December 31	$90	$84

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2003
Commercial	$168	$32	$136.92%
Commercial real estate	3	1	2.10
Consumer	39	12	27.25
Residential mortgage	4	1	3.10
Lease financing	46	3	43	1.16

Total	$260	$49	$211.61

2002
Commercial	$194	$26	$168	1.06%
Commercial real estate	3	1	2.08
Consumer	40	14	26.27
Residential mortgage	5	1	4.09
Lease financing	25	2	23.55

Total	$267	$44	$223.60

Net charge-offs declined $12 million for 2003 compared with 2002. The decrease was primarily due to the impact of $90 million of charge-offs in 2002 related to Market Street that more than offset the impact of two significant charge-offs in 2003. Net charge-offs for 2003 included $42 million related to a single PNC Business Credit loan to a wholesale goods/retail customer and $26 million related to a single airline industry credit for which a substantial reserve had been provided at December 31, 2002.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At December 31, 2003, credit default swaps with $166 million in notional amount were used by the Corporation to manage credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial And Other Derivatives section of Item 7 of this Report. Net losses realized in connection with credit default swaps for 2003 were $4.6 million.

Interest Rate Derivative Risk Participation Agreements

The Corporation enters into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements executed by the Corporation to mitigate credit risk had a total notional amount of $22 million at December 31, 2003. Additionally, risk participation agreements entered into in which the Corporation assumed credit exposure had a total notional amount of $49 million at December 31, 2003. These agreements were entered into prior to July 1, 2003 and are considered to be financial guarantees and therefore are not included in the Financial And Other Derivatives section of Item 7 of this Report. Agreements entered into subsequent to June 30, 2003 had a notional amount of $20 million and are included in the Financial And Other Derivatives section.

OPERATIONAL RISK MANAGEMENT

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition also includes losses that may arise from legal actions that may result from operating deficiencies or noncompliance with contracts, laws or regulations. Technology risk management is a significant component of the operational risk program.

Governance Structure

Each business unit holds primary responsibility for its operational risk management program, given that operational risk management is integral to direct business management and most easily affected at the business unit level. Corporate Operational Risk Management oversees the day-to-day operational risk management activities at PNC and reports to the Chief Risk Officer. The Business Risk Committee and the Corporate Technology Governance Committee both review significant risk strategies and operational and technology risk exposures, measure and monitor key risks, and communicate exposures to management, audit, regulators and the Board.

Risk Measurement And Control Strategies

The Corporation maintains a system of internal controls that is designed to reduce risk and to provide management timely and accurate information about the operations of PNC. Senior business managers are accountable for managing the operational risks of their respective businesses. Management believes that the internal controls are adequate to reduce such risks to a level consistent with the Corporation’s financial strength, business and market characteristics, and the regulatory environment to which it is subject. A comprehensive enterprise-wide operational risk framework is currently being implemented to further enhance the management of operational risk.

PNC has an integrated security and technology risk management framework designed to help ensure a secure, sound, and compliant infrastructure for information management. The technology risk management process is aligned with the strategic direction of the businesses and is integrated into the technology management culture, structure and practices. The application of this framework across the enterprise helps to support comprehensive and reliable internal controls.

The technology risk program is the foundation for information privacy, integrity, and availability. Key elements of the program include: technology risk assessment, privacy, information security, crisis management, business resiliency, fraud avoidance, and physical security. The security and technology risk management strategy supports existing and emerging business risks and complies with various regulatory guidelines.

Appropriate access to information is fundamental to ensuring privacy and security. The access management program is aligned to support emerging regulatory requirements, and is designed to ensure information protection and integrity.

The PNC business resiliency program manages the organization’s capabilities to continue to provide services at any time, regardless of the event and impact. Prioritization of investments in people, processes, technology and facilities are based on different types of events, business risk and criticality. Comprehensive testing validates PNC’s resiliency capabilities on an ongoing basis, and an integrated governance model is designed to assure transparent management reporting.

Risk Monitoring

Business units perform self-assessments of operational risk to identify trends and correlations that will enable proactive steps to be taken to address emerging operational risks and control gaps. Corporate Operational Risk Management provides oversight to the accuracy and consistency of the self-assessments.

Insurance

As a component of its risk management practices, PNC purchases comprehensive insurance programs designed to protect it against accidental loss or losses which, in the aggregate, may significantly affect personnel, property, financial objectives, or the ability of PNC to continue to meet its responsibilities to its various stakeholder groups.

Major insurance programs purchased include the following: financial institution bond, directors and officers liability, professional and fiduciary liability, employment practices liability, all risk property (including terrorism), general liability, automobile liability and workers’ compensation coverage, subject to certain exclusions, limits and deductibles. PNC’s limits of coverage and deductibles are established based upon valuation of assets, peer group benchmarks, actual loss experience and identified insurance risks.

PNC, through subsidiary companies, Alpine Indemnity Limited and PNC Insurance Corp., participates as a reinsurer for its general liability, automobile liability and workers’ compensation programs and as a direct writer for its property and certified domestic terrorism programs. PNC’s risks associated with its participation as a reinsurer or direct writer for these programs are mitigated through policy limits, annual aggregate limits, umbrella/excess liability coverage and reinsurance ceded beyond per occurrence deductible limits.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential for loss from an inability of the Corporation to meet its funding requirements at a reasonable cost. The objective of liquidity risk management is to help ensure that the Corporation can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances. The Corporation typically maintains its liquidity positions through:

•	A large and stable deposit base derived from the Corporation’s retail and wholesale banking activities;

•	A portfolio of liquid investment securities;

•	Diversified sources of short-term and long-term wholesale funding; and

•	Significant unused borrowing capacity at both the Federal Home Loan Bank and the Federal Reserve discount window.

Governance Structure

Asset and Liability Management (“ALM”), reporting to the Vice Chairman and Chief Financial Officer, is accountable for managing the liquidity position within the limits and guidelines set forth in the Corporation’s risk management policies approved by the Board Finance Committee. Market Risk Management provides independent oversight for the measurement, monitoring and reporting of the Corporation’s liquidity risk and reports to the Chief Risk Officer.

Risk Measurement

The Liquidity Risk Management Policy for PNC Bank, N.A. and the Capital Management Policy for the parent company established the process and operating guidelines for measuring, monitoring and reporting liquidity, including compliance with the limits that govern the liquidity position at both the bank and parent company level.

For policy compliance purposes, stress scenarios are simulated monthly that incorporate assumptions about retail deposit outflows, and other factors that could adversely affect PNC Bank, N.A.’s liquidity position given adverse events affecting the Bank.

The parent company’s routine funding needs consist primarily of the return of capital to shareholders (dividends and share repurchase), debt service and the funding of its non-bank affiliates and acquisitions. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding twelve-month period.

Risk Control Strategies

Market Risk Management monitors the Corporation’s liquidity positions against established policy limits. All limit exceptions are reported to management’s Asset and Liability Committee (“ALCO”) and to the Board Finance Committee. The Corporation also establishes process and operating guidelines for managing liquidity in a crisis situation. These activities are coordinated with the business units to develop strategies to help minimize the outflow of funds and obtain detailed information focused on tracking deposit and loan trends to identify significant, unexpected withdrawals or draws on commitments which could adversely affect the Corporation’s liquidity position.

Risk Monitoring

Liquidity positions are monitored at both the bank and the parent company level. Compliance with the Corporation’s liquidity policy limits and guidelines is reviewed with ALCO and the Board Finance Committee.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At December 31, 2003, such assets totaled $18.3 billion, with $6.7 billion pledged as collateral for borrowings, trust and other commitments.

Secured advances from the Federal Home Loan Bank, of which PNC Bank, N.A. is a member, are generally secured by residential mortgages, other real estate related loans and mortgage-backed securities. At December 31, 2003, total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $14.6 billion. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

Liquidity for the parent company and PNC’s non-bank subsidiaries can be generated through the issuance of securities in public or private markets. The PNC Capital Trust D issued $300 million of capital securities in December 2003. In addition, during the fourth quarter of 2003 PNC issued $600 million of 5.25% Subordinated Notes due in November 2015. At December 31, 2003, the Corporation had unused capacity under effective shelf registration statements of approximately $2.7 billion of debt or equity securities. The parent company also had an unused non-reciprocal credit facility of $200 million at December 31, 2003.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank, N.A. PNC Bank, N.A.’s dividend level may be impacted by its capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $324 million at December 31, 2003.

In 2003, PNC Bank, N.A., received regulatory approval to reduce its capital surplus by up to $500 million which was completed by two transfers of cash to the parent company of $250 million each in December 2003 and January 2004.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of December 31, 2003, the parent company had approximately $1.7 billion in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries available for the repayment of contractual obligations with maturities of less than one year of $1.1 billion. The Corporation regularly assesses its ability to meet both the obligatory and discretionary funding needs of the parent company. Based on the amount of funds currently available at the parent company and the projected amount of dividends from PNC Bank, N.A., and taking into account the cash portion of the United National acquisition, management expects the parent company to have sufficient liquidity to meet current obligations to its debt holders, vendors, and others and to pay dividends at current levels through the next twelve months. As of December 31, 2003, borrowed funds totaling $5.7 billion are scheduled for repayment during 2004. See Note 19 Borrowed Funds in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.

Commitments

The following tables set forth contractual obligations and various commitments representing required and potential cash outflows as of December 31, 2003.

Contractual Obligations		Payment Due By Period
December 31, 2003 - in millions	Total	Less than one year	One to three years	Four to five years	After five years
Borrowed funds	$10,269	$5,700	$2,294	$808	$1,467
Remaining contractual maturities of time deposits	8,868	5,501	1,955	579	833
Junior subordinated debentures	1,184				1,184
Minimum annual rentals on noncancellable leases	932	143	246	185	358
Nonqualified pension and post retirement benefits	315	30	63	64	158
Purchase obligations (a)	177	97	65	13	2

Total contractual cash obligations	$21,745	$11,471	$4,623	$1,649	$4,002

(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)	Total Amounts Committed	Amount Of Commitment Expiration By Period
December 31, 2003 - in millions		Less than one year	One to three years	Four to five years	After five years
Loan commitments	$25,183	$15,431	$7,303	$2,275	$174
Standby letters of credit	4,043	2,449	1,301	288	5
Other commitments (b)	545	298	164	78	5

Total commitments	$29,771	$18,178	$8,768	$2,641	$184

(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.

(b)	Includes standby bond repurchase agreements and equity funding commitments related to equity management and affordable housing as well as BlackRock’s investment commitments and obligation under an acquired management contract.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of potential losses due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. Market risk is inherent in the operations of the Corporation, arising from both trading and non-trading activities. Trading activities involve transactions in capital markets products such as bonds, stocks and their related derivative instruments. The primary market risk in non-trading activities is the interest rate risk inherent in the traditional banking activities of gathering deposits and extending loans. Equity investment risk is another significant type of non-trading market risk arising from private equity and other types of equity investment activities.

Market Risk Management has responsibility for market risks in both trading and non-trading activities. The four key aspects of Market Risk Management functions are enterprise-wide market risk policy, measurement, monitoring and reporting. The Board Finance Committee reviews and approves the Corporation’s market risk policies and limits.

MARKET RISK MANAGEMENT – INTEREST RATE RISK

Interest rate risk results primarily from the Corporation’s traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing interest rate risk, the Corporation seeks to limit its reliance on a particular interest rate scenario as a source of earnings while positioning itself to optimize net interest income and net interest margin. The Corporation uses securities purchases and sales, short-term and long-term funding, financial derivatives and other capital markets instruments to achieve these objectives.

Governance Structure

The Board Finance Committee approves market risk policies, including the interest rate risk management policy, the investment policy and the financial derivatives policy, that govern interest rate risk management. The policies define the Corporation’s overall interest rate risk management philosophy and risk tolerance level. ALCO is the management committee that oversees all market risk-taking activities, including interest rate risk management activities conducted by ALM.

ALCO delegates the execution and implementation of interest rate risk management strategies to ALM. In this capacity, ALM is responsible for making investment and trading decisions within the authorized limits and guidelines. Market Risk Management is responsible for monitoring compliance with the approved policy and market risk limits.

Risk Measurement

The Corporation measures and seeks to manage both the short-term and long-term effects of changing interest rates through its interest rate risk simulation model. The simulation model measures the sensitivity of net interest income (“NII”) to changing interest rates over the next 24-month period. The model also measures the sensitivity of the economic value of equity (“EVE”) to instantaneous changes in interest rates. EVE is a measurement of the inherent economic value of the Corporation at a given point in time.

The NII simulation model is the tool used to measure the direction and magnitude of changes in net interest income resulting from changes in interest rates. Forecasting net interest income and its sensitivity to changes in interest rates requires that the Corporation make assumptions about the volume and characteristics of new business and the behavior of existing positions. These business assumptions are based on the Corporation’s experience, business plans and published industry experience. Key assumptions employed in the model include prepayment speeds on mortgage-related assets and consumer loans, loan volumes and pricing, deposit volumes and pricing, the expected life and repricing characteristics of nonmaturity loans and deposits, and management’s financial and capital plans.

EVE is also based on a series of assumptions, primarily about the expected maturity and repricing behavior of existing on- and off-balance sheet positions. Actual results may differ from those determined under these assumptions. To the extent possible, these assumptions are consistent with those used in the NII simulation process. Using these assumptions, the Corporation calculates EVE given parallel instantaneous changes in interest rates. As part of that calculation, the Corporation also calculates changes in fair value given a change in interest rates, referred to as “effective duration,”of key on- and off-balance sheet positions.

At December 31, 2003, the effective duration of key on- and off-balance sheet positions was as follows, given a +/- 50 basis point change in interest rates: loans 1.2%, securities 2.5%, total assets 1.4%, deposits 1.7%, borrowed funds 1.8%, total liabilities 1.6%, and receive-fixed interest rate swaps 3.0%.

The Corporation’s interest rate risk simulation model is designed to capture key components of interest rate risk such as repricing risk, yield curve or nonparallel rate shift risk, basis risk and options risk. Because the assumptions employed in the model are inherently uncertain, actual results may differ from simulated results. Management uses such analyses to help it identify risks and develop appropriate risk management strategies.

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

The following table sets forth the sensitivity results and market interest rate benchmarks for the last two years.

Interest Sensitivity Analysis

	Dec. 31 2003	Dec. 31 2002
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(.5)%	.4%
100 basis point decrease	(.9)%	(2.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.1%	2.8%
100 basis point decrease	(7.6)%	(11.4)%
Economic Value of Equity Sensitivity Model
Effect on value of on- and off-balance sheet positions as a percentage of economic value of equity from instantaneous change in interest rates of:
200 basis point increase	(7.0)%	(3.9)%
200 basis point decrease	(.2)%	(2.4)%
Key Period-End Interest Rates
One month LIBOR	1.12%	1.38%
Three-year swap	2.76%	2.40%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, PNC routinely simulates the effects of a number of nonparallel interest rate environments. The following table reflects the percentage change in net interest income over the next two 12 month periods assuming the PNC Economist’s most likely rate forecast, implied market forward rates, a lower/steeper rate scenario and a lower/flatter rate scenario. The Corporation is inherently sensitive to a low and flat yield curve.

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of December 31, 2003)

	PNC Economist	Market Forward	Low/Steep	Low/Flat
Change in forecasted net interest income:
First year sensitivity	(.2)%	(.3)%	.8%	(1.4)%
Second year sensitivity	(1.2)%	(1.5)%	2.4%	(8.1)%

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

[GRAPHIC]

ALTERNATIVE INTEREST RATE SCENARIOS

ONE YEAR FORWARD

	1M LIBOR	2Y Swap	3Y Swap	5Y Swap
Base Rates	1.14	2.18	2.82	3.60
PNC Economist	1.90	3.14	3.70	4.51
Market Forward	2.37	3.58	3.74	3.80
Low / Steep	0.87	2.17	2.95	3.89
Low / Flat	1.17	1.51	1.62	1.58

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

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

PNC also makes investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Such investments include investments in BlackRock’s mutual funds and hedge funds.

The Market Risk Management group also measures and monitors the sensitivities of the economic values of other types of assets or investments on or off the Corporation’s balance sheet. The economic values could be driven by either the fixed-income market, or the equity markets or both. As of December 31, 2003, major investments of this type include modified coinsurance contracts with various insurance carriers, low income housing tax credits, and capitalized servicing rights for commercial mortgage loans.

Governance Structure

PNC Equity Management Corp (“PNC EMC”) and other PNC business units manage the equity and other investment activities of PNC. The Board Finance Committee approves policies and capital limits related to investment activities across PNC. PNC businesses are responsible for making investment decisions within the approved policy limits and guidelines. Market Risk Management provides independent oversight by monitoring compliance with these limits and guidelines, and reporting significant risks in the business to the Board Finance Committee and ERMC.

Risk Measurement

The primary risk measurement for equity and other investments is the concept of economic capital. The economic capital is a common measure of risk for credit, market and operational risk. It is the worst-case value depreciation over one year within 99.9% confidence level. Given the illiquid nature of many of these types of investments, it is a challenge to determine their fair economic values. Market Risk Management provides independent oversight of the valuation process.

Private equity investments are reported at fair value. Changes in the values of private equity investments are reflected in the Corporation’s results of operations. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments. See Equity Management Asset Valuation in the Critical Accounting Policies And Judgments section under Item 7 of this Report for additional information.

Risk Control Strategies

Equity and other investments across the Corporation are made within capital limits approved by the Board Finance Committee. Given the illiquid nature of most of the investments, assessing their fair values is a challenge. The fair market value of the investments is updated and reviewed at both corporate and business unit levels. In addition, Market Risk Management monitors the equity investment portfolio.

Risk Monitoring

At December 31, 2003, private equity investments carried at estimated fair value totaled approximately $531 million compared with $530 million at December 31, 2002. As of December 31, 2003, approximately 48% of the amount is invested directly in a variety of companies and approximately 52% is invested in various limited partnerships. Private equity unfunded commitments totaled $176 million at December 31, 2003 compared with $173 million at December 31, 2002.

MARKET RISK MANAGEMENT – TRADING RISK

Most of the Corporation’s trading activities are designed to provide capital markets services to customers and not to position the Corporation’s portfolio for gains from market movements. Trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and “market making” in equity securities primarily for its customers. PNC also engages in trading activities as part of its risk management strategies. Net trading income was $131 million for 2003 compared with $92 million for 2002. See Note 9 Trading Activities in the Notes to Consolidated Financial Statements under Item 8 of this Report for additional information.

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

Risk Measurement

The Corporation uses a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. The key market risk measure for trading activities is Value-at-Risk (“VaR”). For a trading portfolio, VaR seeks to measure the maximum potential loss within a specified confidence level over a given holding period. The Corporation measures its VaR using a 99% confidence level over a one-day period. VaR offers a common currency to compare market risk across multiple instruments and portfolios. It accounts for risk at the individual position level as well as the position’s effect on the overall portfolio. In addition to the levels of volatility of market risk factors, the Corporation’s VaR methodology incorporates market liquidity risk by lengthening the holding period for illiquid positions. Currently, the Corporation does not perform a VaR calculation for its portfolio of credit default swaps that are used to economically hedge its on-balance sheet corporate loans. The notional amount of credit default swaps is $166 million as of December 31, 2003. See Credit Default Swaps in the Credit-Related Instruments section under Item 7 of this Report for further information.

The trading activities of the Corporation are governed by both a daily VaR limit and a month-to-date stop-loss limit. As of December 31, 2003, the total VaR usage for the Corporation was $.9 million. Total VaR usage ranged from $.5 million to $1.8 million during 2003. Currently, interest rate risk, equity risk and foreign exchange risk contribute fairly evenly to the overall VaR level.

In addition to measuring VaR, Market Risk Management performs stress testing to assess the potential impacts of extreme market scenarios beyond the 99% confidence level on all of PNC’s trading portfolios. The appropriateness of these scenarios is reviewed regularly by management to reflect the changing market conditions and portfolio compositions.

Risk Control Strategies

Under current policy, the Board Finance Committee and ALCO review the Corporation’s trading activities at least twice a year to consider and approve any significant changes to risk management policies, limits and business strategies. On a daily basis, Market Risk Management monitors the market conditions and their impact on the Corporation’s trading positions. In addition, Market Risk Management also monitors exposure levels relative to relevant risk limits.

Risk Monitoring

Market risk reports for the trading activities are generated daily and reviewed by Market Risk Management staff. Monthly VaR, stop-loss and stress testing reports, together with market risk trend and summary reports, are presented to senior management in risk management committee meetings at both the business unit and corporate levels.

Market Risk Management also generates a backtesting report on a daily basis. The purpose of the backtesting report is to validate the accuracy of the VaR measurement by comparing the current day’s actual trading profit/loss against the prior day’s VaR. A backtesting exception occurs when the actual loss exceeds the relevant VaR and can be an indication that the VaR measurement is underestimating risk. For the year ended December 31, 2003, the Corporation experienced no backtesting exceptions at the enterprise-wide level.

IMPACT OF INFLATION

The assets and liabilities of the Corporation are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are an important determinant of the Corporation’s earnings.

FINANCIAL AND OTHER DERIVATIVES

Effective January 1, 2001, the Corporation implemented SFAS 133, as amended. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The cumulative effect of the change in accounting principle resulting from the adoption of SFAS 133 was an after-tax charge of $5 million reported in the Consolidated Statement Of Income in the first quarter of 2001, and an after-tax accumulated other comprehensive loss of $4 million in the Consolidated Balance Sheet. See Note 22 Financial Derivatives under Item 8 of this Report for additional information.

The Corporation uses a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in the Corporation’s business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, purchased interest rate caps and floors and futures contracts are the primary instruments used by the Corporation for interest rate risk management.

Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR. Total return swaps are agreements with a counterparty to exchange an interest rate payment for the total return on a specified reference index calculated on a notional amount. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. Interest rate futures contracts are exchange-traded agreements to make or take delivery of a financial instrument at an agreed upon price and are settled in cash daily.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, caps and floors and futures contracts, only periodic cash payments and, with respect to caps and floors, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables set forth changes during 2003 in the notional amount of financial derivatives used for risk management and designated as accounting hedges.

Financial Derivatives Activity

Dollars in millions	December 31 2002	Additions	Maturities	Terminations	December 31 2003	Weighted-Average Maturity
Interest rate risk management
Interest rate swaps
Receive fixed	$5,823	$4,394	$(25)	$(2,676)	$7,516	4 yrs. 5 mos.
Pay fixed	67	261	(1)	(296)	31	4 yrs. 2 mos.
Basis swaps	52	2		(52)	2	3 yrs. 1 mo.
Interest rate caps	16			(12)	4	6 yrs. 3 mos.
Interest rate floors	7		(5)	(2)
Futures contracts	313	206		(324)	195	11 mos.

Total interest rate risk management	6,278	4,863	(31)	(3,362)	7,748

Commercial mortgage banking risk management
Pay fixed interest rate swaps	273	759		(860)	172	11 yrs. 5 mos.
Total return swaps	100	275	(275)	(50)	50	2 mos.

Total commercial mortgage banking risk management	373	1,034	(275)	(910)	222

Total	$6,651	$5,897	$(306)	$(4,272)	$7,970

The following tables set forth the notional amount and the fair value of financial derivatives used for risk management and designated as accounting hedges at December 31, 2003 and December 31, 2002. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2003

			Weighted-Average Interest Rates
December 31, 2003 – dollars in millions	Notional Amount	Fair Value	Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$4,271	$66	2.15%	2.40%
Pay fixed designated to loans	31	(3)	5.04	3.46
Basis swaps designated to loans	2		2.86	2.86
Interest rate caps designated to loans (b)	4		NM	NM
Future contracts designated to loans	195		NM	NM

Total asset rate conversion	4,503	63

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	291	3.79	5.75

Total liability rate conversion	3,245	291

Total interest rate risk management (c)	7,748	354

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	172	(5)	5.01	4.94
Pay total return swaps designated to loans held for sale (a)	50		NM	.36

Total commercial mortgage banking risk management	222	(5)

Total financial derivatives designated for risk management	$7,970	$349

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 66% were based on 1-month LIBOR, 34% on 3-month LIBOR.

(b)	Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2003, the Prime Rate was 4.00%.

(c)	Fair value amounts include accrued interest of $80 million.

NM – Not meaningful

Financial Derivatives – 2002

			Weighted-Average Interest Rates
December 31, 2002 – dollars in millions	Notional Amount	Fair Value	Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$3,460	$172	2.00%	4.08%
Pay fixed designated to loans	67	(7)	6.04	2.80
Basis swaps designated to loans	52		3.52	3.47
Interest rate caps designated to loans (b)	16		NM	NM
Interest rate floors designated to loans (c)	7		NM	NM
Future contracts designated to loans	313		NM	NM

Total asset rate conversion	3,915	165

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	2,363	346	3.16	5.93

Total liability rate conversion	2,363	346

Total interest rate risk management (d)	6,278	511

Commercial mortgage banking risk management Pay fixed interest rate swaps designated to loans held for sale (a)	273	(13)	4.73	4.36
Pay total return swaps designated to loans held for sale (a)	100	(3)	NM	.88

Total commercial mortgage banking risk management	373	(16)

Total financial derivatives designated for risk management	$6,651	$495

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 60% were based on 1-month LIBOR, 40% on 3-month LIBOR.

(b)	Interest rate caps with a notional amount of $12 million require the counterparty to pay the Corporation the excess, if any, of 3-month LIBOR over a weighted-average strike of 6.50%. In addition, interest rate caps with a notional amount of $4 million require the counterparty to pay the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2002, 3-month LIBOR was 1.38% and the Prime Rate was 4.25%.

(c)	Interest rate floors with a notional amount of $5 million require the counterparty to pay the excess, if any, of the weighted-average strike of 4.50% over 3-month LIBOR. In addition, interest rate floors with a notional amount of $2 million require the counterparty to pay the excess, if any, of the weighted-average strike of 7.25% over the Prime Rate. At December 31, 2002, 3-month LIBOR was 1.38% and the Prime Rate was 4.25%.

(d)	Fair value amounts include accrued interest of $74 million.

NM	– Not meaningful.

Other Derivatives

Other derivatives include financial derivative transactions entered into by PNC to accommodate customer needs, primarily interest rate swaps, caps, floors and foreign exchange and equity contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Also included in other derivatives are derivative transactions the Corporation enters into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate basis swaps, and the total return swaps resulting from the implementation of DIG B36, and certain interest rate-locked loan origination commitments (included in “other”). Other noninterest income included $8 million of net losses for 2003 and $7 million of net gains for 2002 related to the derivatives held for risk management purposes not designated as accounting hedges.

Other Derivatives

	At December 31, 2003				2003
In millions	Notional Amount	Positive Fair Value	Negative Fair Value	Net Asset (Liability)	Average Fair Value
Customer-related
Interest rate
Swaps	$28,679	$431	$(430)	$1	$(3)
Caps/floors
Sold	782		(15)	(15)	(22)
Purchased	550	14		14	19
Futures	723				1
Foreign exchange	3,084	78	(72)	6	5
Equity	1,609	64	(65)	(1)	1
Other	231	10	(3)	7	9

Total customer-related	$35,658	$597	$(585)	$12	$10

Other risk management and proprietary
Interest-rate
Basis swaps	$1,116	$3	$(1)	$2	$3
Pay fixed swaps	71	1	(2)	(1)	(1)
Receive total return swaps (a)	1,193		(44)	(44)	(3)
Other	474	14	(5)	9	7

Total other risk management and proprietary	2,854	18	(52)	(34)	6

Total other derivatives	$38,512	$615	$(637)	$(22)	$16

(a)	Derivatives are a result of the implementation of DIG B36.

2002 VERSUS 2001

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Consolidated net income for 2002 was $1.184 billion or $4.15 per diluted share compared with $377 million or $1.26 per diluted share for 2001. Results for 2002 reflected the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized to expense. Goodwill amortization expense for 2001 impacted net income for that year by $93 million, or $.32 per diluted share. Results for 2001 reflected the cost of actions taken during the year to accelerate the repositioning of PNC’s lending business and other strategic initiatives. These charges totaled $1.2 billion pretax and reduced 2001 net income by $768 million or $2.65 per diluted share.

Results for 2002 included a loss from discontinued operations of $16 million, or $.05 per diluted share, compared with income from discontinued operations in 2001 of $5 million, or $.02 per diluted share. Results for 2001 also included an after-tax loss of $5 million, or $.02 per diluted share, related to the cumulative effect of the accounting change for the adoption of SFAS 133.

Net Interest Income

Net interest income was $2.197 billion for 2002 compared with $2.262 billion for 2001. Net interest income on a taxable-equivalent basis was $2.210 billion for 2002, down $68 million, or 3%, from $2.278 billion for 2001. The decline in net interest income for 2002 compared with the prior year reflected the effects of a lower rate environment and growth in average transaction deposits in 2002 that was more than offset by the impact of the continued downsizing of the loan portfolio. The net interest margin widened 15 basis points to 3.99% for 2002 compared with 3.84% for 2001. The widening of the net interest margin for 2002 resulted from the impact of changes in balance sheet composition and a lower interest rate environment, combined with a steep yield curve.

Provision For Credit Losses

The provision for credit losses was $309 million for 2002 compared with $903 million for 2001. The provision for 2002 reflected additions to reserves for PNC Business Credit and Corporate Banking and losses in Corporate Banking primarily related to Market Street liquidity facilities. Provision expense for 2001 reflected $714 million for net charge-offs associated with institutional lending repositioning initiatives.

Net charge-offs were $223 million, or .60%, of average loans for 2002 compared with $948 million or 2.12%, respectively, for 2001. Net charge-offs for 2002 included two charge-offs totaling $90 million related to Market Street liquidity facilities. Net charge-offs for 2001 included $804 million related to institutional lending repositioning initiatives.

Noninterest Income

Noninterest income was $3.197 billion for 2002 compared with $2.652 billion for 2001. Noninterest income in 2001 included charges of $259 million for valuation adjustments on loans held for sale related to the institutional lending repositioning and $17 million of charges for asset impairments associated with other strategic initiatives. Apart from these items, the increase from 2001 was primarily due to the recognition of net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale of $147 million in 2002 and a $128 million decrease in losses from equity management investments.

Asset management fees totaled $853 million for 2002, up $5 million compared with 2001. The increase primarily reflected an increase in separate account base fee revenue arising from growth in assets under management at BlackRock, partially offset by lower asset management fees at PNC Advisors primarily due to weak equity markets in 2002 and the recognition of $15 million of revenue accrual adjustments that benefited 2001. Consolidated assets under management were $313 billion at December 31, 2002, an increase of $29 billion compared with December 31, 2001, due to growth at BlackRock.

Fund servicing fees decreased $17 million, to $816 million, for 2002 compared with 2001. Fund servicing fees for 2002 included a benefit of approximately $13 million recognized at PFPC related to the renegotiation of a client contract. Depressed financial market conditions, pricing and other competitive factors including customer attrition contributed to the decline in 2002.

Service charges on deposits were $227 million for 2002 compared with $218 million for 2001. The increase in 2002 reflected the benefit of an increase in average transaction deposits that offset the impact of price reductions from comparable services.

Brokerage fees declined $11 million, to $195 million, for 2002 compared with the prior year as lower sales commissions resulted from the impact of depressed financial market conditions and lower trading volumes.

Consumer services revenue increased $10 million, to $239 million, for 2002 compared with 2001, reflecting additional fees from ATM and debit card transactions arising from increased transaction volumes.

Corporate services revenue totaled $526 million for 2002 compared with $60 million for 2001. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale totaled $147 million in 2002, while revenue in 2001 was adversely impacted by valuation adjustments on loans held for sale of $259 million. Apart from these items, corporate services revenue increased in 2002 primarily due to growth in treasury management fees and higher gains from commercial mortgage loan sales.

Equity management (private equity activities) net losses on portfolio investments were $51 million in 2002 compared with net losses of $179 million in 2001.

Net securities gains were $89 million for 2002 compared with $131 million for 2001.

Other noninterest income totaled $303 million for 2002 compared with $306 million for 2001. Other noninterest income for 2002 included a $28 million benefit resulting from a reduction in the put option liability related to the NBOC acquisition, a $14 million gain on the sale of a real estate investment and a lower level of asset write-downs compared with the prior year. The impact of these items was more than offset by lower revenue from trading activities in 2002 and lower gains related to securitizations in 2002. Net trading income included in other noninterest income was $91 million for 2002 compared with $142 million in 2001. Gains from securitization transactions totaled $12 million in 2002 compared with $31 million in 2001.

Noninterest Expense

Total noninterest expense was $3.227 billion for 2002 compared with $3.414 billion for 2001, a decline of $187 million. Noninterest expense for 2001 included the impact of charges totaling $135 million in connection with the vehicle leasing business including exit costs and additions to reserves related to insured residual value exposures, integration and severance costs of $56 million related to other strategic initiatives, and goodwill amortization expense of $117 million. Apart from these items, noninterest expense increased in 2002 compared with the prior year. The increase in noninterest expense in 2002 was primarily attributable to increases of $29 million, $25 million and $24 million at BlackRock, PFPC and PNC Business Credit, respectively. These increases reflected higher operating expenses to support revenue growth at PNC Business Credit and BlackRock and new product support at PFPC. In addition, noninterest expense for 2002 included $30 million of legal and consulting fees related to regulatory compliance and legal proceedings. Partially offsetting these increases in 2002 was the benefit of a $19 million reduction in facilities consolidation reserves at PFPC. The PFPC reserves were originally established in 2001 as part of the other strategic initiatives referred to above and are primarily related to a previously announced plan to consolidate selected facilities. The facilities strategy had been modified as certain originally contemplated relocations did not occur.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans were $35.5 billion at December 31, 2002 compared with $38.0 billion at December 31, 2001. The decline of $2.5 billion from the prior year was due to the impact of residential mortgage loan prepayments and sales, transfers to held for sale and the managed reduction of institutional loans, which more than offset the impact in 2002 of the NBOC acquisition and growth in home equity loans.

Securities

Total securities at December 31, 2002 were $13.8 billion compared with $13.9 billion at December 31, 2001. Securities represented 21% of total assets at December 31, 2002 compared with 20% at December 31, 2001.

At December 31, 2002, the securities available for sale balance included a net unrealized gain of $274 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2001 was a net unrealized loss of $132 million. The expected weighted-average life of securities available for sale was 2 years and 8 months at December 31, 2002 compared with 4 years at December 31, 2001.

Securities designated as held to maturity are carried at amortized cost and were assets of companies formed in 2001 in transactions with AIG that were consolidated in PNC’s financial statements. In January 2003, these securities were sold and these companies were liquidated. The expected weighted-average life of securities held to maturity was 20 years and 2 months at December 31, 2002 compared with 18 years and 11 months at December 31, 2001.

Loans Held For Sale

Loans held for sale totaled $1.6 billion at December 31, 2002, a decline of $2.6 billion from December 31, 2001. The institutional lending held for sale portfolio declined $2.3 billion during 2002 and represented the majority of the decline in total loans held for sale. In addition, education loans classified as held for sale declined $.3 billion to $1.0 billion at December 31, 2002. Substantially all education loans were classified as held for sale.

Asset Quality

Nonperforming assets were $418 million at December 31, 2002 compared with $391 million at December 31, 2001. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was 1.13% at December 31, 2002 compared with .93% at December 31, 2001. The allowance for credit losses was $673 million and represented 1.90% of total loans and 218% of nonperforming loans at December 31, 2002. The comparable amounts were $560 million, 1.47% and 265%, respectively, at December 31, 2001.

Funding Sources

Total funding sources were $54.1 billion at December 31, 2002 and $59.4 billion at December 31, 2001, a decrease of $5.3 billion corresponding to a decrease of $3.3 billion in total assets and increases in accrued expenses and other liabilities and in total shareholders’ equity of $.9 billion and $1.0 billion, respectively.

Total deposits were $45 billion at December 31, 2002 compared with $47.3 billion at December 31, 2001. Total deposits decreased $2.3 billion from December 31, 2001 primarily due to a $1.1 billion decrease in deposits in foreign offices and a $.9 billion decrease in retail certificates of deposit.

Shareholders’ Equity

Shareholders’ equity totaled $6.9 billion at December 31, 2002 compared with $5.8 billion at December 31, 2001. The increase in shareholders’ equity at December 31, 2002 compared with December 31, 2001 reflected the impact of

2002 net income and an increase in accumulated other comprehensive income primarily due to net unrealized securities gains.

The regulatory capital ratios were 8.1% for leverage, 8.8% for tier 1 risk-based and 12.5% for total risk-based capital at December 31, 2002 compared with 6.8% for leverage, 7.8% for tier 1 risk-based and 11.8% for total risk-based capital at December 31, 2001.

Glossary of Terms

Accounting/administration net assets – Net domestic and foreign investment assets for which PNC provides accounting and administration services. These assets are not included on PNC’s Consolidated Balance Sheet.

Adjusted average total assets – Primarily comprised of total average quarterly assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized – Adjusted to reflect a full year of activity.

Assets under management – Assets over which PNC has sole or shared investment authority for its customers/clients. These assets are not included on PNC’s Consolidated Balance Sheet.

Assigned capital – Capital assignments based on management’s assessment of inherent risks and equity levels at independent companies providing similar products and services in order to present, to the extent practicable, the financial results of each business as if it operated on a stand-alone basis.

Charge-off – Process of removing a loan or portion of a loan from a bank’s balance sheet because the loan is considered uncollectible. A charge-off also is recorded when a loan is transferred to held for sale and the loan’s market value is less than its carrying amount. This difference is a charge-off.

Common shareholders’ equity to total assets – Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less preferred stock and the portion of capital surplus and retained interest related to the preferred stock.

Custody assets – All assets held on behalf of clients under safekeeping arrangements. Such assets are not reported on PNC’s Consolidated Balance Sheet. Assets held in custody at other institutions on behalf of PNC are included in the appropriate asset categories as if held physically by PNC.

Earning assets – Assets that generate income, which include: short-term investments, loans held for sale, loans, net of unearned income, securities, federal funds sold and certain other assets.

Economic value of equity (“EVE”) – The present value of the expected cash flows of the Corporation’s existing assets less the present value of the expected cash flows of the Corporation’s existing liabilities, plus the present value of the net cash flows of the Corporation’s existing off-balance sheet positions.

Efficiency – Noninterest expense divided by the sum of net interest income and noninterest income.

Institutional lending repositioning – A 2001 PNC strategic action taken to build a more diverse and valuable business mix designed to create shareholder value over time by reducing lending leverage and improving the risk/return characteristics of the banking business.

Leverage ratio – Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin – Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration – Assets held by PNC for customers/clients in a nondiscretionary, custodial capacity. These assets are not included on PNC’s Consolidated Balance Sheet.

Noninterest income to total revenue – Total noninterest income divided by total revenue. Total revenue includes total noninterest income plus net interest income.

Nonperforming assets – Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, foreclosed and other assets.

Nonperforming loans – Nonperforming loans include loans to commercial, lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets.

Recovery – Cash proceeds received on a loan that had previously been charged off. The amount received is credited to the allowance for credit losses.

Return on assigned capital – Annualized net income divided by assigned capital.

Return on average assets – Annualized net income or annualized income from continuing operations divided by average assets.

Return on average equity – Annualized net income or annualized income from continuing operations divided by average shareholders’ equity.

Risk-weighted assets – Primarily computed by the assignment of specific risk-weights, as defined by The Board of

Governors of the Federal Reserve System, to assets and off-balance sheet instruments.

Securitization – The process by which financial assets are legally transformed into securities.

Shareholders’ equity to total assets – Total shareholders’ equity divided by total assets.

Taxable-equivalent interest – The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets is increased to make them fully equivalent to other taxable interest income investments.

Tier 1 risk-based capital – Tier 1 capital equals: total shareholders’ equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain intangible assets, less equity investments in nonfinancial companies and less net unrealized holding losses on available-for-sale equity securities. Net unrealized holding gains on available-for-sale equity securities, net unrealized holding gains (losses) on available-for-sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for tier 1 capital purposes.

Tier 1 risk-based capital ratio – Tier 1 risk-based capital divided by risk-weighted assets.

Total assets serviced – Total domestic and foreign investment assets for which PNC provides related fund processing services. These assets are not included on PNC’s Consolidated Balance Sheet.

Total deposits – The sum of total transaction deposits, savings accounts, certificates of deposit, other time deposits and deposits in foreign offices.

Total risk-based capital – Tier 1 risk-based capital plus qualifying senior and subordinated debt, other minority interest not qualified as tier 1, and the allowance for credit losses, subject to certain limitations.

Total risk-based capital ratio – Total risk-based capital divided by risk-weighted assets.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains, and other statements that the Corporation may make may contain, forward-looking statements with respect to the Corporation’s outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Corporation’s business operations or performance. Forward-looking statements are typically identified by words or phrases such as “believe,” “feel,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “position,” “target,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “seek,” “strive,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions.

The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Corporation assumes no duty and does not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements and future results could differ materially from historical performance.

The factors discussed elsewhere in this Report or previously disclosed in the Corporation’s other SEC reports (accessible on PNC’s website at www.pnc.com and on the SEC’s website at www.sec.gov) and the following factors, among others, could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets (including as a result of actions of the Federal Reserve Board affecting interest rates, money supply or otherwise reflecting changes in monetary policy), which could affect: (a) credit quality and the extent of credit losses; (b) the extent of funding of unfunded loan commitments and letters of credit; (c) allowances for credit losses and unfunded loan commitments and letters of credit; (d) demand for credit or fee-based products and services; (e) net interest income; (f) value of assets under management and assets serviced, of private equity investments, of other debt and equity investments, of loans held for sale, or of other on-balance sheet and off-balance sheet assets; or (g) the availability and terms of funding necessary to meet PNC’s liquidity needs;

(2) the impact of legal and regulatory developments (including (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of regulatory examination process, PNC’s failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms; and (e) changes in accounting policies and principles), with the impact of any such developments possibly affecting the ability of PNC to operate its businesses, PNC’s financial condition, results of operations, or reputation, which in turn could have an impact on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;

(3) the impact of changes in the nature or extent of competition;

(4) the introduction, withdrawal, success and timing of business initiatives and strategies;

(5) customer acceptance of PNC’s products and services and their borrowing, repayment, investment and deposit practices;

(6) the impact of changes in the extent of customer or counterparty delinquencies, bankruptcies or defaults that could affect, among other things, credit and asset quality risk and the provision for credit losses;

(7) the ability to identify and effectively manage risks inherent in PNC’s business;

(8) how PNC chooses to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in PNC businesses;

(9) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;

(10) the timing and pricing of any sales of loans or other financial assets held for sale;

(11) the ability of PNC to obtain desirable levels of insurance and whether or not insurance coverage for claims by PNC is denied;

(12) relative and absolute investment performance of assets under management; and

(13) the extent of terrorist activities and international hostilities, increases or continuations of which may adversely affect the economy and financial and capital markets generally or PNC specifically.

In addition, PNC’s forward-looking statements are also subject to risks and uncertainties related to the United National Bancorp acquisition and the expected consequences of the integration of its business into that of PNC, including the following: (a) the integration of United National’s business and operations into PNC, which will include conversion of UnitedTrust Bank’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to PNC’s businesses, including those acquired in the acquisition; (b) the anticipated cost savings of the acquisition may take longer than expected to be realized, may not be achieved, or may not be achieved in their entirety; and (c) the anticipated benefits to PNC are dependent in part on the performance of United National’s business in the future, and there can be no assurance as to actual future results, which could be impacted by various factors, including the risks and uncertainties generally related to the performance of PNC’s and United National’s businesses (with respect to United National, see United National’s SEC reports, also accessible on the SEC’s website) or due to factors related to the acquisition of United National and the process of integrating it into PNC. Any future mergers, acquisitions, restructurings, divestitures or related transactions will also be subject to similar risks and uncertainties related to the ability to realize expected cost savings or revenue enhancements or to implement integration plans.

Some of the above factors are described in more detail in the Risk Factors section of Item 7 of this Report and factors relating to interest rate risk, operational risk, trading activities, financial and other derivatives are discussed in the Risk Management section of Item 7 of this Report. Other risk factors are described in Item 1 or elsewhere in this Report.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the Risk Management section of Item 7 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS ON CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of The PNC Financial Services Group, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include judgments and estimates of management. The PNC Financial Services Group, Inc. also prepared the other information included in this 2003 Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining effective internal controls over financial reporting and disclosure controls and procedures. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff, which reports to the Audit Committee of the Board of Directors. Internal auditors test the operation of the internal control system and report findings to management and the Audit Committee, and appropriate corrective and other actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee, composed solely of independent directors, provides oversight to management’s conduct of the financial reporting process.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed The PNC Financial Services Group, Inc.’s internal controls over financial reporting and disclosure controls and procedures as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and on requirements for disclosure controls and procedures arising from the Sarbanes-Oxley Act of 2002. Based on this assessment, management believes that The PNC Financial Services Group, Inc. maintained effective internal control over financial reporting and disclosure controls and procedures as of December 31, 2003.

/s/ James E. Rohr	/s/ William S. Demchak
Chairman and	Vice Chairman and
Chief Executive Officer	Chief Financial Officer

REPORT OF DELOITTE & TOUCHE LLP,

INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of The PNC Financial Services Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The PNC Financial Services Group, Inc. for the year ended December 31, 2001 were audited by other auditors whose report, dated March 1, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 The PNC Financial Services Group, Inc. changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142.

/s/    Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 18, 2004

CONSOLIDATED STATEMENT OF INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2003	2002	2001
INTEREST INCOME
Loans and fees on loans	$1,940	$2,294	$3,279
Securities	579	616	625
Loans held for sale	48	135	119
Other	145	127	114

Total interest income	2,712	3,172	4,137
INTEREST EXPENSE
Deposits	457	659	1,229
Borrowed funds	259	316	646

Total interest expense	716	975	1,875

Net interest income	1,996	2,197	2,262
Provision for credit losses	177	309	903

Net interest income less provision for credit losses	1,819	1,888	1,359

NONINTEREST INCOME
Asset management	861	853	848
Fund servicing	762	816	833
Service charges on deposits	239	227	218
Brokerage	184	195	206
Consumer services	251	239	229
Corporate services	485	526	60
Equity management losses	(25)	(51)	(179)
Net securities gains	116	89	131
Other	384	303	306

Total noninterest income	3,257	3,197	2,652

NONINTEREST EXPENSE
Staff	1,804	1,701	1,667
Net occupancy	282	243	220
Equipment	276	271	255
Marketing	64	51	57
Distributions on capital securities	28	58	63
Other	1,022	903	1,152

Total noninterest expense	3,476	3,227	3,414

Income from continuing operations before minority and noncontrolling interests and income taxes	1,600	1,858	597
Minority and noncontrolling interests in income of consolidated entities	32	37	33
Income taxes	539	621	187

Income from continuing operations	1,029	1,200	377
Income (loss) from discontinued operations (less applicable income tax benefit of $9 in 2002 and income taxes of zero in 2001)		(16)	5

Income before cumulative effect of accounting change	1,029	1,184	382
Cumulative effect of accounting change (less applicable income tax benefits of $14 in 2003 and $2 in 2001)	(28)		(5)

Net income	$1,001	$1,184	$377

EARNINGS PER COMMON SHARE
From continuing operations
Basic	$3.68	$4.23	$1.27
Diluted	$3.65	$4.20	$1.26
From net income
Basic	$3.58	$4.18	$1.27
Diluted	$3.55	$4.15	$1.26
AVERAGE COMMON SHARES OUTSTANDING
Basic	280	283	287
Diluted	281	285	290

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31
In millions, except par value	2003	2002
ASSETS
Cash and due from banks	$2,968	$3,201
Federal funds sold	50	1,847
Resale agreements	1,827	1,072
Other short-term investments	719	739
Loans held for sale	1,400	1,607
Securities	15,690	13,763
Loans, net of unearned income of $1,009 and $1,075	34,080	35,450
Allowance for credit losses	(632)	(673)

Net loans	33,448	34,777
Goodwill	2,390	2,313
Other intangible assets	317	333
Purchased customer receivables	2,223
Other	7,136	6,725

Total assets	$68,168	$66,377

LIABILITIES
Deposits
Noninterest-bearing	$11,505	$10,563
Interest-bearing	33,736	34,419

Total deposits	45,241	44,982
Borrowed funds
Federal funds purchased	169	38
Repurchase agreements	1,081	814
Bank notes and senior debt	2,823	4,400
Federal Home Loan Bank borrowings	1,115	1,256
Subordinated debt	3,729	2,423
Commercial paper	2,226
Other borrowed funds	310	185

Total borrowed funds	11,453	9,116
Allowance for unfunded loan commitments and letters of credit	90	84
Accrued expenses	2,275	2,046
Other	2,002	2,172

Total liabilities	61,061	58,400

Minority and noncontrolling interests in consolidated entities	462	270

Mandatorily redeemable capital securities of subsidiary trusts		848

SHAREHOLDERS’ EQUITY
Common stock - $5 par value, authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,108	1,101
Retained earnings	7,642	7,187
Deferred compensation expense	(29)	(9)
Accumulated other comprehensive income	60	321
Common stock held in treasury at cost: 76 and 68 shares	(3,900)	(3,505)

Total shareholders’ equity	6,645	6,859

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$68,168	$66,377

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

	Shares Outstanding							Accumulated Other Comprehensive Income (Loss) from
In millions	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compensation Expense	Continuing Operations	Discontinued Operations	Treasury Stock	Total
Balance at January 1, 2001	7	290	$7	$1,764	$1,303	$6,736	$(25)	$(43)	$(45)	$(3,041)	$6,656
Net income						377					377
Net unrealized securities (losses) gains								(51)	45		(6)
Net unrealized gains on cash flow hedge derivatives								98			98
Minimum pension liability adjustment								(1)			(1)
Other								2			2

Comprehensive income											470

Cash dividends declared
Common						(552)					(552)
Preferred						(12)					(12)
Treasury stock activity		(7)			26					(516)	(490)
Tax benefit of stock option plans					40						40
Subsidiary stock transactions					3						3
Series F preferred stock tender offer/redemption	(6)		(6)		(295)						(301)
Deferred compensation expense							9				9

Balance at December 31, 2001	1	283	1	1,764	1,077	6,549	(16)	5		(3,557)	5,823

Net income						1,184					1,184
Net unrealized securities gains								265			265
Net unrealized gains on cash flow hedge derivatives								37			37
Minimum pension liability adjustment								(2)			(2)
Other								16			16

Comprehensive income											1,500

Cash dividends declared
Common						(545)					(545)
Preferred						(1)					(1)
Treasury stock activity	(1)	2	(1)		13					52	64
Tax benefit of stock option plans					9						9
Subsidiary stock transactions					2						2
Deferred compensation expense							7				7

Balance at December 31, 2002		285		1,764	1,101	7,187	(9)	321		(3,505)	6,859

Net income						1,001					1,001
Net unrealized securities losses								(176)			(176)
Net unrealized losses on cash flow hedge derivatives								(87)			(87)
Other								2			2

Comprehensive income											740

Cash dividends declared
Common						(545)					(545)
Preferred						(1)					(1)
Treasury stock activity		(8)			(1)					(395)	(396)
Tax benefit of stock option plans					6						6
Stock options granted					12						12
Subsidiary stock transactions					(10)						(10)
Deferred compensation expense							(20)				(20)

Balance at December 31, 2003		277		$1,764	$1,108	$7,642	$(29)	$60		$(3,900)	$6,645

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2003	2002	2001
OPERATING ACTIVITIES
Net income	$1,001	$1,184	$377
Loss (income) from discontinued operations		16	(5)
Cumulative effect of accounting change	28		5

Income from continuing operations	1,029	1,200	377
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Provision for credit losses	177	309	903
Depreciation, amortization and accretion	289	242	309
Deferred income taxes	216	487	(48)
Securities transactions	(116)	(89)	(128)
Valuation adjustments	(40)	2	265
Change in
Loans held for sale	348	2,902	(92)
Other short-term investments	20	(231)	106
Other	(255)	(82)	(135)

Net cash provided by operating activities	1,668	4,740	1,557

INVESTING ACTIVITIES
Net change in
Loans	2,514	4,352	4,099
Federal funds sold	1,797	(1,847)
Resale agreements	(755)	(245)	(290)
Purchased customer receivables	(2,223)
Repayment of securities	6,181	3,158	2,445
Sales
Securities	11,514	16,395	19,693
Loans	3	3	1,155
Foreclosed and other nonperforming assets	16	11	15
Purchases
Securities	(19,744)	(18,967)	(26,147)
Loans	(1,483)	(874)	(758)
Net cash (paid) received for acquisitions/divestitures	(10)	(1,676)	485
Other	(470)	(193)	(131)

Net cash (used) provided by investing activities	(2,660)	117	566

FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	942	(586)	1,634
Interest-bearing deposits	(683)	(1,736)	(1,994)
Federal funds purchased	131	(129)	(1,260)
Repurchase agreements	267	(140)	347
Commercial paper	2,226
Sales/issuances
Bank notes and senior debt			2,157
Federal Home Loan Bank borrowings			3,123
Subordinated debt	894		(1)
Other borrowed funds	22,012	22,246	35,346
Common stock	134	131	184
Repayments/maturities
Bank notes and senior debt	(1,555)	(2,047)	(1,915)
Federal Home Loan Bank borrowings	(141)	(791)	(1,576)
Subordinated debt	(434)		(200)
Other borrowed funds	(21,887)	(22,323)	(35,752)
Acquisition of treasury stock	(601)	(62)	(681)
Series F preferred stock tender offer/redemption			(301)
Cash dividends paid	(546)	(546)	(569)

Net cash provided (used) by financing activities	759	(5,983)	(1,458)

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(233)	(1,126)	665
Cash and due from banks at beginning of year	3,201	4,327	3,662

Cash and due from banks at end of year	$2,968	$3,201	$4,327

CASH PAID FOR
Interest	$736	$997	$1,813
Income taxes	165	189	215
NON-CASH ITEMS
Transfer of mortgage loans to securities			4,341
Transfer from loans to loans held for sale, net	101	258	2,707
Transfer from loans to other assets	16	14	11
Exchange of subordinated debt for investments	27

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

The PNC Financial Services Group, Inc. (“Corporation” or “PNC”) is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. The Corporation provides certain products and services nationally and others in PNC’s primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. The Corporation also provides certain banking, asset management and global fund processing services internationally. PNC is subject to intense competition from other financial services companies and is subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of PNC and its subsidiaries, most of which are wholly owned, and certain general and limited partnership interests and variable interest entities. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. The consolidated financial statements and notes to consolidated financial statements reflect the residential mortgage banking business, which was sold on January 31, 2001, in discontinued operations, unless otherwise noted.

INVESTMENTS

PNC has interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as marketability of the investment, ownership interest, PNC’s intent and the nature of the investment.

Private equity investments, which include direct investments in companies, interests in limited partnerships, and general partnership interests, are reported at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that will ultimately be realized through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. General partnership interests are valued based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments. Limited partnership investments are valued based on the financial statements received from the general partner, an independent third party. All private equity investments are included in the consolidated balance sheet in other assets. Changes in the fair value of these assets are recognized in noninterest income.

Private equity investments are consolidated when PNC is the sole general partner in a limited partnership and the determination has been made that PNC has control.

Equity investments other than private equity investments and those required to be consolidated under GAAP are accounted for under one of the following methods:

•	Marketable equity securities are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other than temporary are recognized in the period that the determination is made.

•	Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which PNC does not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other than temporary decline in value. If the decline is determined to be other than temporary, the cost basis of the investment is written down to a new cost basis that represents realizable value and the amount of the write-down is accounted for as a realized loss in the period in which the decline occurs. Dividends received on cost investments are included in noninterest income. The equity method is used for those investments in which PNC can have significant influence over the operations of the investee. Under the equity method, PNC records its equity ownership share of the net income or loss of the investee in noninterest income. PNC records its nonmarketable equity securities in other assets.

Investments in limited partnerships that are not required to be consolidated under GAAP are accounted for under either the cost method or the equity method as described above for nonmarketable equity securities. The equity method is used if PNC’s limited partner ownership interest in the partnership is greater than 3% to 5%. For the remaining limited partnership investments, the cost method is used. Limited partnership investments are included in other assets.

Investments are consolidated when PNC is the sole general partner in a limited partnership and the determination has been made that PNC has control. Unconsolidated general partnership interests where the determination has been made that PNC does not have control are accounted for under the equity method.

Debt securities are classified as securities and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Debt securities purchased for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Gains and losses on these securities are included in noninterest income. Debt securities not classified as held to maturity or trading are designated as securities available for sale, classified as securities and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss.

Interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, is included in interest income. Gains and losses realized on the sale of debt securities available for sale are computed on a specific security basis and included in noninterest income.

Special Purpose Entities

Special Purpose Entities (“SPEs”) are broadly defined as legal entities structured for a particular purpose. PNC utilizes SPEs in various legal forms to conduct normal business activities. SPEs that meet the criteria for a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not required to be consolidated. SPEs that are not QSPEs are reviewed for consolidation based on each SPE’s individual structure and operations.

In response to the need to strengthen existing accounting guidance regarding the consolidation of SPEs and other off-balance sheet entities, in January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” and in December 2003 issued FIN 46 (Revised 2003) (“FIN 46R”). FIN 46R clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.

In general, a variable interest entity (“VIE”) is an SPE formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets that either does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets, including loans or receivables, real estate or other property.

Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. An entity that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities and noncontrolling interests at fair value with subsequent changes based upon consolidation principles. FIN 46R also requires disclosures about VIEs that the entity is not required to consolidate but in which it holds a significant variable interest. See Note 2 Variable Interest Entities for more information regarding PNC’s adoption of FIN 46R as of July 1, 2003.

USE OF ESTIMATES

In preparing the consolidated financial statements, management using financial information available at the time is required to make estimates and assumptions that affect the amounts reported. Actual results will differ from such estimates and the differences may be material to the consolidated financial statements.

REVENUE RECOGNITION

PNC derives interest and noninterest income from various sources including lending, investment management and fund servicing, customer deposits, loan servicing, brokerage services and derivatives trading activities. In addition, PNC derives revenue from the sale of loans and recognizes income from certain private equity activities. Fees and commissions are also earned from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital market transactions.

Revenues are recognized as they are earned based on contractual terms, as transactions occur or as services are provided. Revenues earned on interest-earning assets are recognized based on the effective yield of the financial instrument. Gains on the sale of securities and derivatives are recognized on the date of the trade.

Asset management and fund servicing fees are recognized primarily as the services are performed. Asset management fees are primarily based on a percentage of the fair value of the assets under management and performance fees based on a percentage of the returns on such assets. Fund servicing fees are primarily based on a percentage of the fair value of the assets and the number of shareholder accounts serviced by the Corporation.

Revenue from the sale of loans is recognized when cash proceeds of the sale are received. Private equity income is recorded based on changes in the valuation of the underlying investments or at the time of disposition of PNC’s interest.

BUSINESS COMBINATIONS

In business combinations, the net assets of the companies acquired are recorded at their estimated fair value at the date of acquisition and include the results of operations of the acquired business from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

LOANS AND COMMITMENTS HELD FOR SALE

Loans and related loan commitments are designated as held for sale when the Corporation has a positive intent to sell them. Loans and commitments are transferred at the lower of cost or market to the loans held for sale category. At the time of transfer, related write-downs on the loans and commitments are recorded as charge-offs or as a separate liability, respectively. A new cost basis is established and any subsequent adjustment as a result of lower of cost or market analysis is recognized as a valuation allowance with changes included in noninterest income.

The lower of cost or market analysis on pools of homogeneous loans and commitments is applied on a net aggregate basis. Such analysis on non-homogeneous loans and commitments is applied on an individual basis.

Interest income with respect to loans held for sale is accrued on the principal amount outstanding.

In certain circumstances, loans and commitments designated as held for sale may be subsequently transferred back to the loan portfolio based on management’s intent to retain the credit exposure. Loans and commitments transferred to portfolio are valued at lower of cost or market.

LOANS AND LEASES

Loans are stated at the principal amounts outstanding, net of unearned income. Interest income with respect to loans other than nonaccrual loans is accrued on the principal amount outstanding and credited to interest income as earned using the interest method. Significant loan fees are deferred and accreted to interest income over the respective lives of the loans.

The Corporation also provides financing for various types of equipment, aircraft, energy and power systems and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Lease financing income is recognized over the term of the lease using methods that approximate the level yield method. Gains or losses on the sale of leased assets or valuation adjustments on lease residuals are included in noninterest income.

LOAN SECURITIZATIONS AND RETAINED INTERESTS

The sale of loans or other financial assets is recognized when control is surrendered over the respective assets. The Corporation sells mortgage and other loans through secondary market securitizations. In certain cases, the Corporation will retain a portion of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and/or cash reserve accounts, all of which are associated with the securitized asset. Any gain or loss recognized on the sale of the loans depends on the allocation between the loans sold and the retained interests, based on their relative fair market values at the date of transfer. The Corporation generally estimates fair value based on the present value of future expected cash flows using assumptions as to discount rates, prepayment speeds, credit losses and servicing costs, if applicable.

Servicing rights are maintained at the lower of carrying value or fair market value and are amortized in proportion to estimated net servicing income. For servicing rights retained, the Corporation generally receives a fee for servicing the securitized loans. Uncertificated retained interests in loan securitizations are carried at fair market value and included in other assets. Certificated retained interests are classified as securities available for sale. Adjustments to the fair market value of retained interests are recognized through accumulated other comprehensive income or loss.

For purposes of measuring impairment, the Corporation stratifies the pools of assets underlying servicing rights by product type and/or geographic region of the borrower. A valuation allowance is recorded when the carrying amount of specific asset strata exceeds its fair value.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale and foreclosed assets. Generally, loans other than consumer are classified as nonaccrual when it is determined that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loans are well secured and in the process of collection. When interest accrual is discontinued, accrued but uncollected interest credited to income in the current year is reversed and unpaid interest accrued in the prior year, if any, is charged against the allowance for credit losses. Home equity loans and home equity lines of credit are classified as nonaccrual at 120 days and 180 days past due, respectively, and are recorded at the lower of cost or market value, less liquidation costs, unless the loans are well-secured and in the process of collection. Loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. Loans other than consumer loans are charged-off based on the facts and circumstances of the individual loan. Consumer loans are generally charged-off in the month they become 120 days past due.

A loan is categorized as a troubled debt restructuring in the year of restructuring if a significant concession is granted to the borrower due to deterioration in the financial condition of the borrower.

Nonperforming loans are generally not returned to performing status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and collection of the contractual principal and interest is no longer doubtful.

Impaired loans consist of nonaccrual commercial and commercial real estate loans and troubled debt restructurings. Interest collected on these loans is recognized on the cash basis or cost recovery method.

Loans held for sale, which are carried at lower of cost or market value, are considered nonaccrual when it is determined that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loans are well secured and in the process of collection. Nonaccrual loans held for sale are reported as other nonperforming assets.

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less estimated disposition costs. Market values are estimated primarily based on appraisals when available or quoted market prices on liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Gains or losses realized from disposition of such property are reflected in noninterest expense.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level believed by management to be sufficient to absorb estimated probable credit losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

In determining the adequacy of the allowance for credit losses, the Corporation makes specific allocations to impaired loans, to pools of watchlist and nonwatchlist loans, to consumer and residential mortgage loans, and to unallocated reserves. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Specific allocations are made to significant impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairments of a Loan,” with impairment measured generally based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral. A minimum specific allowance is established on all impaired loans at the applicable pool reserve allocation rate for similar loans.

Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. Loss factors are based on historical experience and may be adjusted for significant factors that, based on management’s judgment, impact the collectibility of the portfolio as of the balance sheet date. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.

While PNC’s pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of risk associated with, but not limited to, potential estimation or judgmental errors. Unallocated reserves are designed to provide coverage for probable losses attributable to such risks. In addition, unallocated reserves also include factors which may not be directly measured in the determination of specific or pooled reserves. These factors include general economic and business conditions affecting key lending areas of the Corporation, credit quality trends, recent loss experience in particular segments of the portfolio, duration of the current economic cycle, and bank regulatory examination results.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.

Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

COMMERCIAL MORTGAGE SERVICING RIGHTS

PNC provides servicing under various commercial loan servicing contracts. These contracts are either purchased in the market place or retained as part of a commercial mortgage loan securitization or loan sale. If a contract is purchased, it is recorded at cost. If a contract is retained, the servicing right is recorded based on its relative fair value to all of the assets securitized or sold. Fair value is based on the present value of the future cash flows, including assumptions as to prepayment speeds, discount rate, interest rates, cost to service and other factors. The asset is amortized over its estimated life in proportion to estimated net servicing income. On a quarterly basis, the asset is tested for impairment. If the estimated fair value of the asset is less than the carrying value, an impairment loss is recognized. The asset is recorded as an Other intangible asset. Servicing fees are recognized as they are earned and are reported in Corporate services as part of noninterest income. The related amortization expense is also classified in Corporate services.

GOODWILL AND OTHER INTANGIBLE ASSETS

With the adoption of SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002, goodwill is no longer amortized to expense, but rather is tested for impairment periodically. Certain other intangible assets are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. At least annually, management evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows, excluding interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Impairment, if any, is measured on a discounted future cash flow basis.

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

REPURCHASE AND RESALE AGREEMENTS

Repurchase and resale agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. The Corporation’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral may be obtained where considered appropriate to protect against credit exposure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts are detailed in Note 29 Fair Value of Financial Instruments.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists primarily of unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges and minimum pension liability adjustments. Details of each component are included in Note 28 Comprehensive Income.

TREASURY STOCK

The Corporation records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation uses a variety of financial derivatives as part of the overall asset and liability risk management process to manage interest rate, market and credit risk inherent in the Corporation’s business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, purchased interest rate caps and floors and futures contracts are the primary instruments used by the Corporation for interest rate risk management.

Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR. Total return swaps are agreements with a counterparty to exchange an interest rate payment for the total return on a specified reference index calculated on a notional amount. Purchased interest rate caps and floors are agreements where, for a fee, the counterparty agrees to pay the Corporation the amount, if any, by which a specified market interest rate exceeds or is less than a defined rate applied to a notional amount, respectively. Interest rate futures contracts are exchange-traded agreements to make or take delivery of a financial instrument at an agreed upon price and are settled in cash daily.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. The Corporation manages these risks as part of its asset and liability management process and through credit policies and procedures. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions, establishing credit limits, and generally requiring bilateral netting and collateral agreements.

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

For those derivative instruments that are designated and qualify as hedging instruments, the Corporation must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Corporation has no derivatives that hedge the net investment in a foreign operation.

        For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), the gain or loss on derivatives as well as the loss or gain on the hedged items, attributable to the designated hedged risk, are recognized in current earnings. An adjustment to the hedged item for the change in its fair value pertaining to the hedged risk is included in its carrying value. For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on these derivatives is recognized in current earnings. The Corporation will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative’s hedge designation. In those circumstances, amounts included in accumulated other comprehensive income regarding a cash flow hedge are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument). The Corporation did not terminate any cash flow hedges in 2003, 2002 or 2001 due to a determination that a forecasted transaction was no longer likely to occur.

Fair Value Hedging Strategies

The Corporation enters into interest rate and total return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, securities available for sale, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

Cash Flow Hedging Strategy

The Corporation enters into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are removed from accumulated other comprehensive income and are included in interest income. Ineffectiveness of the strategy, as defined under SFAS 133, if any, is reported in interest income.

Customer And Other Derivatives

To accommodate customer needs, PNC also enters into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Market risk exposure from customer positions is managed through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. Additionally, the Corporation enters into other derivative transactions for risk management purposes that are not designated as accounting hedges, including credit default swaps which are used to mitigate credit risk and lower the required regulatory capital associated with commercial lending activities. The positions of customer and other derivatives are recorded at fair value and changes in value are included in noninterest income.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income adjusted for preferred stock dividends declared by the weighted-average number of shares of common stock outstanding.

Diluted earnings per common share is based on net income adjusted for dividends declared on nonconvertible preferred stock. The weighted-average number of shares of common stock outstanding is increased by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and the issuance of incentive shares. Such adjustments to net income and the weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.

STOCK-BASED COMPENSATION

The Corporation’s stock-based employee compensation plans are described in Note 24 Stock-Based Compensation Plans.

Prior to 2003, the Corporation accounted for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense related to stock options was reflected in net income prior to 2003 as all options to purchase PNC and subsidiary stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Results for prior years have not been restated. The cost related to stock-based employee compensation included in income from continuing operations for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on income from continuing operations and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Income From Continuing Operations And Earnings Per Share

	Year ended December 31
In millions, except for per share data	2003	2002	2001
Income from continuing operations as reported	$1,029	$1,200	$377
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	21		7
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(54)	(47)	(40)

Pro forma income from continuing operations	$996	$1,153	$344

Earnings per share from continuing operations
Basic-as reported	$3.68	$4.23	$1.27
Basic-pro forma	3.56	4.06	1.15

Diluted-as reported	$3.65	$4.20	$1.26
Diluted-pro forma	3.53	4.04	1.14

As discussed in Note 24 Stock-Based Compensation Plans, total compensation expense recognized in 2002 for incentive share and restricted stock awards totaled ($1 million) on a pretax basis. The net credit to expense in 2002 was due to forfeitures and adjustments of accruals related to performance-based awards under PNC’s incentive plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and indemnifications. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions were applied on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Corporation’s consolidated financial statements. See Note 30 Commitments And Guarantees for additional information.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See “Stock-Based Compensation” herein and Note 24 Stock-Based Compensation Plans for additional information.

In January 2003, the FASB issued FIN 46 and in December 2003 issued FIN 46R. See Note 2 Variable Interest Entities for additional information.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies SFAS 133 for derivatives, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Except for certain specific implementation issues and provisions, the statement is effective for contracts entered into or modified after (and for hedging relationships designated after) June 30, 2003. The Corporation’s adoption of SFAS 149 prospectively as of July 1, 2003 did not have a material impact on PNC’s consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” See Note 20 Capital Securities of Subsidiary Trusts for additional information.

Effective October 1, 2003, as required by the FASB, the Corporation adopted the provisions of Derivatives Implementation Group Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“DIG B36”), which affects the accounting for these coinsurance agreements. DIG B36 clarifies SFAS 133 by requiring separate accounting for the impact of certain risks embedded in modified coinsurance agreements as derivatives under SFAS 133. The initial adoption of the provisions of DIG B36 to existing coinsurance agreements as of October 1, 2003 was reported in PNC’s Consolidated Statement Of Income as the cumulative effect of an accounting change and reduced both fourth quarter and full year 2003 net income by $28 million, or $.10 per diluted share. Subsequent to its initial adoption, the application of DIG B36 increased other noninterest income by $8 million for fourth quarter and full year 2003.

In December 2003, the FASB issued SFAS 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” This standard was effective for PNC’s 2003 consolidated financial statements. See Note 23 Employee Benefit Plans for expanded disclosures required by this standard.

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus was effective for PNC’s 2003 consolidated financial statements and required additional disclosures regarding unrealized losses and fair values of securities at December 31, 2003. See Note 11 Securities for additional information.

NOTE 2 VARIABLE INTEREST ENTITIES

In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to December 31, 2003 for interests held by public companies in VIEs created prior to February 1, 2003. However, PNC, as permitted, elected to adopt the accounting provisions of FIN 46 as of the original July 1, 2003 implementation date by consolidating those VIEs that management believed were then subject to the standard and of which PNC was considered at that time to be the primary beneficiary.

FIN 46R, issued in December 2003, clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46. Note 1 Accounting Policies provides further background regarding FIN 46 and FIN 46R.

Application of FIN 46R resulted in the Corporation no longer being the primary beneficiary of certain VIEs. Accordingly, the Corporation deconsolidated the following VIEs effective July 1, 2003 that had previously been consolidated under the provisions of FIN 46:

•	Six collateralized debt obligation funds (“CDOs”) funds for which BlackRock, a majority-owned subsidiary of PNC, acts as collateral manager. The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years when issued. At December 31, 2003, the aggregate assets and debt of the CDOs were $2.7 billion and $2.4 billion, respectively. BlackRock’s equity ownership in the CDOs, which represents the extent of BlackRock’s risk of loss, was approximately $16 million at December 31, 2003. Neither creditors nor equity investors in the funds have any recourse to the general credit of BlackRock or PNC. PNC’s maximum exposure to loss in these funds, consisting of its ownership percentage of BlackRock’s equity investment and an investment in the funds held by a PNC subsidiary, was approximately $38 million at December 31, 2003.

•	A number of private investment funds, organized as limited partnerships, managed by the Hawthorn division of PNC Advisors (“Private Funds”). All of the Private Funds’ $1.1 billion of assets at December 31, 2003 collateralize their obligations. Neither creditors nor investors in the Private Funds have recourse to the general credit of PNC. PNC’s maximum exposure to loss in these funds is limited to the value of its ownership interests in the partnerships, which was approximately $2.9 million in the aggregate at December 31, 2003.

The adoption of FIN 46R resulted in increases of $2.6 billion and $2.4 billion to PNC’s total assets and total liabilities, respectively, at December 31, 2003. Although the adoption of FIN 46R had no impact on consolidated net income, several line items in the Consolidated Statement of Income changed significantly with the inclusion of the results of the VIEs that were consolidated. The following VIEs were consolidated by PNC under the provisions of FIN 46 effective July 1, 2003 and continued to be consolidated under FIN 46R at December 31, 2003:

•	Market Street Funding Corporation (“Market Street”), a multi-seller asset-backed commercial paper conduit that is independently owned and managed. PNC Bank, N.A. provides credit enhancement, liquidity facilities and certain administrative services to Market Street. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchases or loans by issuing commercial paper. Market Street’s commercial paper has been rated A1/P1 by Standard & Poor’s and Moody’s. PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a credit loan facility with a five-year term expiring on December 31, 2004. At December 31, 2003, approximately $80 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of December 31, 2003 due to the consolidation of Market Street under FIN 46R. An additional $239 million was provided by a major insurer. Also at December 31, 2003, Market Street had committed liquidity facilities available supporting individual pools of receivables totaling $3.2 billion, of which $2.5 billion was provided by PNC Bank, N.A. As Market Street’s program administrator, PNC recognized revenue of $11.5 million for the year ended December 31, 2003. Commitment fees related to PNC’s portion of the liquidity facilities amounted to $3.0 million for the year ended December 31, 2003. PNC holds no ownership interest in Market Street. Program administrator and commitment fees of $4.6 million and $1.3 million, respectively, for the year ended December 31, 2003 were eliminated in PNC’s Consolidated Statement of Income for the year ended December 31, 2003 due to the consolidation of Market Street under FIN 46R. All of Market Street’s assets at December 31, 2003 collateralize its commercial paper obligations. Neither creditors nor equity investors in Market Street have any recourse to the general credit of PNC.

The consolidation of Market Street was reflected in the Corporate Banking business segment and increased PNC’s total assets and liabilities by $2.1 billion at December 31, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in “Purchased customer receivables” of $2.2 billion and “Commercial paper” of $2.2 billion.

•	Certain equity investments made by PNC Real Estate Finance in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist PNC in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. The investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital. PNC owns a majority of the limited partnership interests in these entities. Also consolidated were certain entities in which PNC Real Estate Finance, as a national syndicator of affordable housing equity, serves as the general partner (together with the aforementioned limited partnership investments, the “LIHTC investments”), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, PNC creates funds in which a PNC subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees from the management of the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund’s investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. Neither creditors nor equity investors in the LIHTC investments have any recourse to the general credit of PNC.

The consolidation of the LIHTC investments was reflected in the PNC Real Estate Finance business segment and increased PNC’s total assets by $.4 billion and total liabilities by $.2 billion at December 31, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in “Other assets” of $.4 billion, “Other borrowed funds” of $.1 billion and “Minority and noncontrolling interests in consolidated entities” of $.2 billion.

PNC also holds significant variable interests in other VIEs in addition to those that were deconsolidated under FIN 46R. These VIEs, which have not been consolidated because PNC is not considered the primary beneficiary, are as follows:

•	BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which the entity has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. This entity, including the trusts, had assets and debt of $375 million and $227 million, respectively, at December 31, 2003. BlackRock’s equity ownership, which represents the maximum exposure to loss, was $5 million at December 31, 2003.

•	PNC is considered to have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. PNC does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. These unconsolidated entities had total assets of $40.5 million at December 31, 2003. PNC uses the equity method to account for its investment in these entities. PNC had $5.5 million recorded as its investment at December 31, 2003 and had no unfunded commitments to these entities; as a result, its maximum potential loss is $5.5 million.

In addition, the Corporation has subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of its equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. At December 31, 2003, aggregate assets and equity in the fund were approximately $52.9 million and $51.6 million, respectively. PNC’s ownership interest in the fund was approximately $13.2 million at December 31, 2003, which represents its maximum exposure to loss. Under the transition guidance in FIN 46R, application of the provisions of the interpretation has been deferred for companies that follow specialized accounting for investment companies pending further action by the FASB.

Refer to Note 20 Capital Securities of Subsidiary Trusts for information regarding the impact of FIN 46R on the Corporation’s mandatorily redeemable capital securities of subsidiary Trusts.

NOTE 3 ACQUISITIONS

UNITED NATIONAL BANCORP ACQUISITION

In August 2003, the Corporation and its wholly-owned subsidiary, PNC Bancorp, Inc., entered into an Agreement and Plan of Merger to acquire United National Bancorp (“United National”). United National was a $3 billion asset bank holding company for UnitedTrust Bank, which provides a full range of commercial and retail bank services through 45 branches in New Jersey and seven branches in Pennsylvania.

On December 2, 2003, United National shareholders approved the transaction at a special meeting. In addition, during the fourth quarter of 2003 the Corporation received all applicable approvals with respect to the merger and the bank combination from the Federal Reserve Bank of Cleveland (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”) and the New Jersey Department of Banking and Insurance.

The acquisition was completed on January 1, 2004 for $681 million in cash and stock through the merger of United

National with and into PNC Bancorp, Inc. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of PNC common stock valued at $360 million. The transaction resulted in the addition of approximately $3 billion of assets and $2.3 billion of deposits in the first quarter of 2004.

NBOC ACQUISITION

In January 2002, PNC Business Credit acquired a portion of National Bank of Canada’s (“NBOC”) U.S. asset-based lending business in a purchase business combination. PNC acquired 245 lending customer relationships representing approximately $2.6 billion of credit exposure, including $1.5 billion of loans outstanding with the balance representing unfunded loan commitments. PNC also acquired certain other assets and assumed liabilities resulting in a total acquisition cost of approximately $1.8 billion, which was paid primarily in cash. Goodwill recorded was approximately $277 million, of which approximately $101 million is non-deductible for federal income tax purposes. The results of the acquired business have been included in results of operations for PNC Business Credit since the acquisition date.

NBOC retained a portfolio (“Serviced Portfolio”) totaling approximately $662 million of credit exposure including $463 million of outstandings, which was serviced by PNC for an 18-month term. The Serviced Portfolio retained by NBOC primarily represented the portion of NBOC’s U.S. asset-based loan portfolio with the highest risk. At the end of the servicing term, NBOC had the right to transfer the then remaining Serviced Portfolio to PNC (“Put Option”). NBOC’s and PNC’s strategy was to aggressively liquidate the Serviced Portfolio during the servicing term.

NBOC retained significant risks and rewards of owning the Serviced Portfolio, including realized credit losses, during the servicing term as described below. NBOC assigned $24 million of specific reserves to certain of the loans in the Serviced Portfolio. Additionally, NBOC absorbed realized credit losses on the Serviced Portfolio in addition to the specific reserves on individual identified loans. During the servicing term, the realized credit losses in the Serviced Portfolio exceeded $50 million plus the specific reserves, and PNC Business Credit advanced cash to NBOC for these excess losses net of recoveries (“Excess Loss Payments”).

As part of the allocation of the purchase price for the business acquired, PNC Business Credit established a liability of $112 million to reflect its obligation under the Put Option. An independent third party valuation firm valued the Put Option by estimating the difference between the anticipated fair value of loans from the Serviced Portfolio expected to be outstanding at the put date and the anticipated Put Option purchase price. The Put Option liability was zero at December 31, 2003 compared with a balance of $57 million at December 31, 2002. An $8 million reduction of the liability was recognized in earnings in 2003 as other noninterest income. In addition, $7 million was paid to NBOC as Excess Loss Payments during 2003. The remaining liability of $42 million was eliminated upon exercise by NBOC of the Put Option effective July 15, 2003. The loans were recorded at the purchase price of $121 million net of the remaining Put Option liability of $42 million as determined by an independent third party in connection with the final valuation. The net recorded amount of $79 million equaled the fair value of the loans on July 15, 2003. This amount was comparable to the fair value at June 30, 2003, and represented approximately 65% of the purchase price of the loans. A total of $13 million of these loans was classified as nonperforming at December 31, 2003. PNC will continue to liquidate these loans in an orderly manner and these loans are considered in the determination of the adequacy of the allowance for credit losses.

NOTE 4 REGULATORY MATTERS

The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.

On July 18, 2002, the Corporation announced that it had entered into a written agreement with the Federal Reserve and that its principal subsidiary, PNC Bank, N.A., had entered into a written agreement with the OCC. These agreements addressed such issues as risk, management and financial controls. On September 15, 2003 and September 29, 2003, respectively, the Federal Reserve lifted its formal written agreement with the Corporation and the OCC lifted its formal written agreement with PNC Bank, N.A. These actions brought these agreements to a conclusion.

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement (the “Deferred Prosecution Agreement”) with the United States Department of Justice, Criminal Division, Fraud Section (the “Department of Justice”) relating to PNCICLC’s actions in connection with the PAGIC transactions that were entered into in 2001. Pursuant to the terms of the Deferred Prosecution Agreement, the Department of Justice filed a complaint against PNCICLC, but will seek dismissal of the complaint with prejudice after twelve months from the date of entering into the Deferred Prosecution Agreement if PNCICLC complies with the Deferred Prosecution Agreement. The Deferred Prosecution Agreement requires PNCICLC to, among other things, continue its cooperation with the Department of Justice and other governmental regulatory agencies, and demonstrate its future good faith conduct and full compliance with the securities laws and GAAP. Also, in accordance with the terms of the Deferred Prosecution Agreement, PNCICLC paid a $25 million monetary penalty to the government and established a $90 million restitution fund to satisfy claims, including for the settlement of pending shareholder securities litigation, stemming from the PAGIC transactions. PNC recognized a pretax charge to earnings of $120 million in the second quarter of 2003 reflecting the Deferred Prosecution Agreement and related legal and consulting costs.

The Corporation has incurred, and may continue to incur, additional operating costs in connection with compliance with the Deferred Prosecution Agreement including, among others, incremental staff and continued higher legal and consulting expenses.

The following table sets forth regulatory capital ratios for PNC and its only significant bank subsidiary, PNC Bank, N.A.

Regulatory Capital

December 31 Dollars in millions	Amount		Ratios
	2003	2002	2003	2002
Risk-based capital
Tier 1
PNC	$5,437	$5,121	9.5%	8.8%
PNC Bank, N.A.	5,147	5,160	9.9	9.8
Total
PNC	7,897	7,233	13.8	12.5
PNC Bank, N.A.	6,714	6,877	12.9	13.0
Leverage
PNC	5,437	5,121	8.2	8.1
PNC Bank, N.A.	5,147	5,160	8.4	9.0

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2003, each bank subsidiary of the Corporation met the “well capitalized” capital ratio requirements.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank, N.A. PNC Bank, N.A.’s dividend level may be impacted by its capital needs, supervisory policies, corporate policies, contractual restrictions and other factors. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. Without regulatory approval, the amount available for payment of dividends by PNC Bank, N.A. was $324 million at December 31, 2003. Management expects that the parent company will have sufficient liquidity available to pay dividends at current rates through 2004.

In 2003, PNC Bank, N.A., received regulatory approval to transfer $500 million in cash capital surplus to PNC. The first installment occurred in December 2003 and the second installment occurred in January 2004.

Under federal law, bank subsidiaries generally may not extend credit to the parent company or its non-bank subsidiaries on terms and under circumstances that are not substantially the same as comparable extensions of credit to nonaffiliates. No extension of credit may be made to the parent company or a non-bank subsidiary which is in excess of 10% of the capital stock and surplus of such bank subsidiary or in excess of 20% of the capital and surplus of such bank subsidiary as to aggregate extensions of credit to the parent company and its subsidiaries. Such extensions of credit, with limited exceptions, must be fully collateralized by certain specified assets. In certain circumstances, federal regulatory authorities may impose more restrictive limitations.

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (“FRB”). During 2003, subsidiary banks maintained reserves which averaged $119 million.

NOTE 5 LEGAL PROCEEDINGS

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of the Corporation, entered into the Deferred Prosecution Agreement with the Department of Justice. A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the “Form 8-K”). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

The Department of Justice has recommended to the District Court that the prosecution of PNCICLC be deferred for a period of twelve months in light of PNCICLC’s exceptional remedial actions to date and its willingness to acknowledge responsibility for its behavior, continue its cooperation with the Department of Justice and other governmental regulatory agencies, demonstrate its future good faith conduct and full compliance with the securities laws and generally accepted accounting principles and consent to the establishment of a $90 million restitution fund and the assessment of a $25 million monetary penalty. The Department of Justice has further agreed that if PNCICLC is in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice will seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement and at such time the Deferred Prosecution Agreement will be terminated. PNCICLC has timely paid the monetary penalty and established the restitution fund. The $90 million restitution fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. The restitution fund will be administered by Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania.

The Form 8-K, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNCICLC and the Corporation.

There are several pending judicial or administrative proceedings or other matters arising out of the PAGIC transactions. The impact of the final disposition of these matters cannot be assessed at this time. The Corporation intends to defend vigorously each of the pending lawsuits described below.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation’s common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names the Corporation, the Chairman and Chief Executive Officer, the former Chief Financial Officer, the Controller, and the Corporation’s independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. The Corporation and all other defendants have filed a motion to dismiss this lawsuit.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of the Corporation’s Incentive Savings Plan (“Plan”) in connection with the Committee’s conduct relating to the Corporation’s common stock held by the Plan and the Corporation’s restatement of earnings for 2001. Both the Administrative Committee and the Corporation are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has been advised of the appointment of IFS.

In July 2003, a former employee brought a putative class action lawsuit under ERISA in the United States District Court for the Western District of Pennsylvania against the Corporation, its Chairman and Chief Executive Officer, its former Chief Financial Officer, the Plan administrator and certain past and present members of the Administrative Committee of the Plan. The complaint, brought on behalf of the Plan and all Plan participants for whose individual accounts the Plan purchased and/or held shares of the Corporation during the Class Period, alleged that the defendants breached their fiduciary duties related to disclosures regarding the PAGIC transactions and related matters and also breached their fiduciary duties by permitting the Plan to purchase and hold stock of the Corporation. The complaint sought, among other things, unquantified damages, declaratory and injunctive relief, and attorneys’ fees and costs. In November 2003, the court dismissed the complaint without prejudice upon the joint stipulation of the parties.

The Corporation received a letter in June 2003 on behalf of an alleged shareholder of the Corporation demanding that the Corporation take appropriate legal action against the Chairman and Chief Executive Officer, the former Chief Financial Officer, and the Controller, as well as any other individuals or entities allegedly responsible for causing damage to the Corporation as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation, which has completed its evaluation and reported its findings to the Board of Directors and counsel for the alleged shareholder. The special committee recommended against bringing any claims against the current or former executive officers but made certain recommendations with respect to resolution of potential claims PNC has with respect to certain other third parties.

In July 2003, the lead underwriter on the Corporation’s Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against the Corporation and PNCICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In September 2003, the Corporation moved to stay the action until resolution of the claims against the Corporation in the pending securities litigation described above.

Subsidiaries of PNC are defendants (or have potential contribution obligations to defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and has been brought as an adversary proceeding by the unsecured creditors’ committee in Adelphia’s bankruptcy proceeding. A motion to intervene on behalf of the equity committee is also pending in this case. The other lawsuits (one of which is a putative class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege violations of federal securities laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. PNC believes it has substantial defenses to the claims against it in these lawsuits and intends to defend them vigorously. These lawsuits are currently in initial stages and present complex issues of law and fact. As a result, PNC is not currently capable of evaluating its exposure, if any, resulting from these lawsuits.

In addition to the proceedings or other matters described above, the Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Corporation’s financial position. However, management is not now in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on the Corporation’s results of operations in any future reporting period.

In connection with industry-wide investigations of practices in the mutual fund industry including market timing, late day trading, employee trading in mutual funds and other matters, several of PNC’s subsidiaries have received requests for information and other inquiries from state and federal regulatory authorities. These subsidiaries are fully cooperating in all of these matters.

NOTE 6 DISCONTINUED OPERATIONS

In the first quarter of 2001, PNC closed the sale of its residential mortgage banking business. In January 2003, PNC and the buyer, Washington Mutual Bank, FA, agreed to a settlement of all issues in dispute between them in connection with the sale. The settlement was reported in PNC’s fourth quarter 2002 results in discontinued operations. The results of the residential mortgage banking business, which are presented on one line in the Consolidated Statement Of Income, are as follows:

Income (Loss) From Discontinued Operations

Year ended December 31 – in millions	2002	2001
Income from operations, after tax		$15
Net loss on sale of business, after tax	$(16)	(10)

Total income (loss) from discontinued operations	$(16)	$5

There was no income or loss from discontinued operations in 2003. In addition, there were no net assets of the residential mortgage banking business remaining at December 31, 2003 or December 31, 2002.

NOTE 7 FOURTH QUARTER 2001 ACTIONS

In the fourth quarter of 2001, PNC took several actions to accelerate the strategic repositioning of its lending businesses. The Corporation decided to exit approximately $7.9 billion of credit exposure, including $3.1 billion of loan outstandings in the institutional lending portfolios. Of these amounts, approximately $5.2 billion of credit exposure and $2.9 billion of loans, respectively, were transferred to loans held for sale in 2001. In connection with the transfer to held for sale, $653 million of charge-offs and valuation adjustments were recognized in the fourth quarter of 2001. In addition, $90 million in charge-offs were taken against the allowance for credit losses specifically allocated to these loans in the fourth quarter of 2001.

Actions taken to liquidate the institutional lending held for sale portfolio resulted in net gains in excess of valuation adjustments of $69 million in 2003 and $147 million in 2002. As of December 31, 2003, approximately $104 million of exposure and $70 million of loans remained to be liquidated. The comparable amounts remaining at December 31, 2002 were $626 million and $298 million.

Also in the fourth quarter of 2001, PNC decided to discontinue its vehicle leasing business due to continued depressed market conditions and the increased difficulty and cost of obtaining residual value insurance protection. The vehicle leasing business had assets of $.7 billion and $1.4 billion, net of unearned income, at December 31, 2003 and December 31, 2002, respectively, that were designated for exit and are scheduled to mature over a period of approximately three years. Costs incurred in 2001 to exit this business, including the impairment of goodwill associated with a prior acquisition and employee severance costs and additions to reserves related to insured residual value exposures, totaled $135 million and were charged to noninterest expense in 2001. The remaining reserve at December 31, 2002 was $119 million. During the fourth quarter of 2003 PNC recognized the benefit of a $25 million settlement related to the vehicle leasing business. This settlement was reached with insurance carriers regarding certain residual value claims for which a reserve had been provided in 2001. Also primarily as a result of this settlement, claims receivable and related reserves were reduced by $61 million during 2003. The liability remaining at December 31, 2003 resulting from these actions was $33 million.

The Corporation also recorded charges of $65 million in the fourth quarter of 2001 for certain integration, severance and other costs related to other strategic initiatives. The liability related to these actions at December 31, 2001 totaled $49 million. Severance benefits paid and other costs incurred during 2002 totaled $16 million. Also during 2002, the Corporation recognized the benefit of a $19 million reduction of the 2001 charges that related to a PFPC facilities consolidation strategy that had been modified, as certain originally contemplated relocations did not occur. As a result, the liability remaining for these actions at December 31, 2002 was $14 million. During 2003, PFPC recognized a $7 million reduction of this liability largely to reflect the write-off of certain leasehold improvements and other related assets consistent with the original consolidation plans. Accordingly, the liability remaining at December 31, 2003 was $7 million.

NOTE 8 CASH FLOWS

For the consolidated statement of cash flows, cash and cash equivalents are defined as cash and due from banks.

The following table sets forth information pertaining to acquisitions and divestitures that affected cash flows:

Cash Flows

Year ended December 31 – in millions	2003	2002	2001
Assets (acquired) divested	$(21)	$(1,736)	$7,252
Liabilities (acquired) divested	(10)	(60)	6,852
Cash paid	67	1,676	18
Cash and due from banks received	57		503

NOTE 9 TRADING ACTIVITIES

Most of PNC’s trading activities are designed to provide capital markets services to customers and not to position the Corporation’s portfolio for gains from market movements. PNC participates in derivatives and foreign exchange trading as well as underwriting and “market making” in equity securities primarily for its customers. PNC also engages in trading activities as part of its risk management strategies.

Net trading income in 2003, 2002 and 2001 included in noninterest income was as follows:

Details Of Trading Activities

Year ended December 31 – in millions	2003	2002	2001
Corporate services		$1	$5
Other noninterest income
Securities underwriting and trading	$79	55	55
Derivatives trading	26	11	61
Foreign exchange	26	25	26

Net trading income	$131	$92	$147

Net trading income for 2003 in the preceding table reflects the fourth quarter 2003 impact of DIG B36 totaling $8 million, but excludes a trading loss related to PNC’s initial adoption of DIG B36 that represented a cumulative effect of an accounting change. See Recent Accounting Pronouncements in Note 1 Accounting Policies for additional information.

NOTE 10 SALE OF SUBSIDIARY STOCK

PNC recognizes as income when appropriate any gain from the sale by subsidiaries of their stock to third parties. The gain is the difference between PNC’s basis in the stock and the proceeds per share received and is recorded in other noninterest income in the Consolidated Statement Of Income. PNC provides applicable taxes on the gain. When subsidiaries repurchase shares from third parties, PNC recognizes goodwill to reflect the purchase of shares at an amount greater than book value and an increase in PNC’s percentage ownership interest. Goodwill is adjusted for any subsequent sale or issuance of shares with no gains or losses recognized by PNC until the goodwill account resulting from such subsidiary transactions is reduced to zero. See Note 15 Goodwill and Other Intangible Assets for information regarding 2003 transactions involving PFPC and BlackRock common stock.

NOTE 11 SECURITIES

In millions		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$16	$(2)	$3,416
Mortgage-backed	5,889	19	(94)	5,814
Commercial mortgage-backed	3,248	66	(4)	3,310
Asset-backed	2,698	13	(19)	2,692
State and municipal	133	3	(1)	135
Other debt	55	2		57

Total debt securities	15,425	119	(120)	15,424
Corporate stocks and other	259	7	(2)	264

Total securities available for sale	$15,684	$126	$(122)	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2			$2

Total debt securities	2			2

Total securities held to maturity	$2			$2

December 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$813	$13		$826
Mortgage-backed	6,110	108	$(2)	6,216
Commercial mortgage-backed	2,806	81		2,887
Asset-backed	2,699	83	(2)	2,780
State and municipal	75	2		77
Other debt	58	3		61

Total debt securities	12,561	290	(4)	12,847
Corporate stocks and other	583	1	(13)	571

Total securities available for sale	$13,144	$291	$(17)	$13,418

SECURITIES HELD TO MATURITY
Debt securities
U.S. Treasury and government agencies	$276	$33		$309
Asset-backed	8			8
Other debt	61			61

Total debt securities	345	33		378

Total securities held to maturity	$345	$33		$378

December 31, 2001
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$808	$3	$(4)	$807
Mortgage-backed	7,302	35	(76)	7,261
Commercial mortgage-backed	2,367	2	(52)	2,317
Asset-backed	2,799	8	(31)	2,776
State and municipal	62	2		64
Other debt	75	1	(1)	75

Total debt securities	13,413	51	(164)	13,300
Corporate stocks and other	264		(19)	245

Total securities available for sale	$13,677	$51	$(183)	$13,545

SECURITIES HELD TO MATURITY
Debt securities
U.S. Treasury and government agencies	$260		$(3)	$257
Asset-backed	8			8
Other debt	95			95

Total debt securities	363		(3)	360

Total securities held to maturity	$363		$(3)	$360

Total securities at December 31, 2003 were $15.7 billion compared with $13.8 billion at December 31, 2002 and $13.9 billion at December 31, 2001. Securities represented 23% of total assets at December 31, 2003 compared with 21% at December 31, 2002 and 20% at December 31, 2001.

The expected weighted-average life of securities available for sale was 2 years and 11 months at December 31, 2003 compared with 2 years and 9 months at December 31, 2002 and 4 years at December 31, 2001.

Securities classified as held to maturity are carried at amortized cost. All securities classified as held to maturity at December 31, 2003 related to Market Street and were due to the Corporation’s adoption of FIN 46R. All securities classified as held to maturity on December 31, 2002 were owned by companies formed with AIG that were consolidated in PNC’s financial statements. In January 2003, these securities were sold and these companies were liquidated.

The expected weighted-average life of securities held to maturity was 2 years and 7 months at December 31, 2003, 20 years and 2 months at December 31, 2002 and 18 years and 11 months at December 31, 2001.

At December 31, 2003, the securities available for sale balance included a net unrealized gain of $4 million, which represented the difference between fair value and amortized cost. The comparable amounts at December 31, 2002 and December 31, 2001 were net unrealized gains of $274 million and net unrealized losses of $132 million, respectively.

Changes in the fair value of securities available for sale reflect an inverse relationship with changes in interest rates. A rise in interest rates subsequent to December 31, 2003, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at December 31, 2003. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The following table presents unrealized loss and fair value of securities at December 31, 2003 for which an impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and greater than twelve months.

December 31, 2003 in millions	Unrealized loss position less than 12 months		Unrealized loss position greater than 12 months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities available for sale
Debt securities
U.S. Treasury and government agencies	$(2)	$1,069			$(2)	$1,069
Mortgage-backed	(94)	4,194		$3	(94)	4,197
Commercial mortgage-backed	(4)	812			(4)	812
Asset-backed	(19)	1,134		2	(19)	1,136
State and municipal	(1)	42			(1)	42
Other debt		6				6

Total debt securities	(120)	7,257		5	(120)	7,262
Corporate stocks and other	(1)	76	$(1)	7	(2)	83

Total	$(121)	$7,333	$(1)	$12	$(122)	$7,345

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The $94 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The $19 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The majority of the unrealized losses associated with mortgage and asset backed securities are primarily attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.

Net securities gains were $116 million in 2003, including $25 million of gains related to the liquidation of the entities formed in 2001 in transactions with AIG, compared with $89 million in 2002 and $128 million in 2001.

Information relating to securities sold is set forth in the following table.

Securities Sold

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Taxes
2003	$11,514	$128	$12	$116	$41
2002	16,395	106	17	89	31
2001	19,693	144	16	128	45

The carrying value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $6.7 billion and $9.5 billion at December 31, 2003 and December 31, 2002, respectively. The fair value of securities accepted as collateral that the Corporation is permitted by contract or custom to sell or repledge was $1.8 billion at December 31, 2003. Of this amount, $.8 billion was repledged to others.

The following table presents the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2003, by remaining contractual maturity.

Contractual Maturity Of Debt Securities

December 31, 2003 Dollars in millions	Within 1 Year	1 to 5 Years	5 to 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$360	$3,023	$16	$3	$3,402

Mortgage-backed		28	330	5,531	5,889
Commercial mortgage-backed		34	305	2,909	3,248
Asset-backed		369	522	1,807	2,698
State and municipal	3	23	30	77	133
Other debt		27	21	7	55

Total securities available for sale	$363	$3,504	$1,224	$10,334	$15,425

Fair value	$367	$3,519	$1,243	$10,295	$15,424
Weighted-average yield	3.31%	2.69%	3.68%	3.85%	3.56%

SECURITIES HELD TO MATURITY
Asset-backed		$2			$2

Total securities held to maturity		$2			$2

Fair value		$2			$2
Weighted-average yield		5.82%			5.82%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of mortgage-backed securities was 2 years and 9 months, of commercial mortgage-backed securities was 4 years and 2 months and of asset-backed securities was 2 years and 4 months at December 31, 2003. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

NOTE 12 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

December 31 - in millions	2003	2002	2001	2000	1999
Commercial	$14,163	$14,987	$15,205	$21,207	$21,468
Commercial real estate	1,824	2,267	2,372	2,583	2,730
Consumer	11,432	9,854	9,164	9,133	9,348
Residential mortgage	2,886	3,921	6,395	13,264	12,506
Lease financing	4,435	5,081	5,557	4,845	3,663
Other	349	415	445	568	682

Total loans	35,089	36,525	39,138	51,600	50,397
Unearned income	(1,009)	(1,075)	(1,164)	(999)	(724)
Total loans, net of unearned income	$34,080	$35,450	$37,974	$50,601	$49,673

Loans outstanding and related unfunded commitments are concentrated in PNC’s primary geographic markets. At December 31, 2003, no specific industry concentration exceeded 4.3% of total commercial loans outstanding and unfunded commitments.

Net Unfunded Loan Commitments

December 31 - in millions	2003	2002
Commercial	$17,218	$19,525
Consumer	5,713	5,372
Purchased customer receivables	911
Commercial real estate	767	718
Education loans	252	261
Institutional lending repositioning	85	754
Lease financing	82	103
Other	155	125

Total	$25,183	$26,858

At December 31, 2003, purchase customer receivables totaled $2.2 billion. These receivables related to Market Street and resulted from PNC’s adoption of FIN 46R. Unfunded commitments related to purchased customer receivables totaled $911 million at December 31, 2003. See Note 2 Variable Interest Entities for additional information. At December 31, 2002, prior to the adoption of FIN 46R, PNC’s unfunded commitments related to Market Street were reflected in the Commercial category in the Net Unfunded Loan Commitments table and totaled $3.2 billion.

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At December 31, 2003, commercial commitments are reported net of $6.4 billion of participations, assignments and syndications, primarily to financial institutions. The comparable amount was $6.2 billion at December 31, 2002. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on the Corporation’s historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

Net outstanding standby letters of credit totaled $4.0 billion at December 31, 2003 and $3.7 billion at December 31, 2002. Standby letters of credit commit the Corporation to make payments on behalf of customers if certain specified future events occur. Such instruments are typically issued to support industrial revenue bonds, commercial paper, and bid-or-performance related contracts. At year-end 2003, the largest industry concentration was for educational services, which accounted for approximately 10% of the total. Maturities for standby letters of credit ranged from 2004 to 2010. See Note 30 Commitments And Guarantees for additional information.

At December 31, 2003, $11.1 billion of loans were pledged to secure borrowings and for other purposes.

Certain directors and executive officers of the Corporation and its subsidiaries, as well as certain affiliated companies of these directors and officers, were customers of and had loans with subsidiary banks in the ordinary course of business. All such loans were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate principal amounts of these loans were $11 million and $18 million at December 31, 2003 and 2002, respectively. During 2003, new loans of $59 million were funded and repayments totaled $66 million.

NOTE 13 NONPERFORMING ASSETS

The following table sets forth nonperforming assets and related information:

December 31 - dollars in millions	2003	2002	2001	2000	1999
Nonaccrual loans	$265	$308	$211	$323	$291
Troubled debt restructured loan	1	1

Total nonperforming loans	266	309	211	323	291

Nonperforming loans held for sale (a)	27	97	169	33	17
Foreclosed and other assets	35	12	11	16	17

Total nonperforming assets (b)	$328	$418	$391	$372	$325

Nonperforming loans to total loans	.78%	.87%	.56%	.64%	.59%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.92	1.13	.93	.71	.61
Nonperforming assets to total assets	.48	.63	.56	.53	.47

Interest on nonperforming loans
Computed on original terms	$29	$23	$27	$42	$28
Recognized	5	10	10	10	11

Past due loans
Accruing loans past due 90 days or more	$69	$115	$159	$113	$86
As a percentage of total loans	.20%	.32%	.42%	.22%	.17%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$6	$32	$33	$16	$24
As a percentage of total loans held for sale	.43%	1.99%	.79%	.97%	.69%

(a)	Includes $10 million, $17 million and $6 million of troubled debt restructured loans held for sale at December 31, 2003, 2002 and 2001, respectively.
(b)	Excludes $37 million (including $5 million of troubled debt restructured assets), $40 million (including $12 million of troubled debt restructured assets), $18 million, $18 million and $13 million of equity management assets at December 31, 2003, 2002, 2001, 2000 and 1999, respectively, that are carried at estimated fair value.

NOTE 14 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Changes in the allowance for credit losses were as follows:

In millions	2003	2002	2001
January 1	$673	$560	$598
Charge-offs	(260)	(267)	(985)
Recoveries	49	44	37

Net charge-offs	(211)	(223)	(948)
Provision for credit losses	177	309	903
Acquired allowance (NBOC acquisition)		41
Reclassification to other assets due to FIN 46R	(1)
Net change in allowance for unfunded loan commitments and letters of credit	(6)	(14)	7

December 31	$632	$673	$560

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2003	2002	2001
Allowance at January 1	$84	$70	$77
Net change in allowance for unfunded loan commitments and letters of credit	6	14	(7)

December 31	$90	$84	$70

Impaired loans totaling $220 million and $234 million at December 31, 2003 and 2002, respectively, had a corresponding specific allowance for credit losses of $77 million and $80 million. The average balance of impaired loans was $282 million in 2003, $242 million in 2002 and $319 million in 2001. There was no interest income recognized on impaired loans in 2003, 2002 or 2001.

NOTE 15 GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, the Corporation is required to conduct an annual goodwill impairment test on its reporting units. The Corporation conducted this review during the fourth quarter of 2003, using data from September 30, 2003. Barring any adverse triggering events in the interim, the Corporation will perform its annual test during the fourth quarter of each year. The fair value of PNC’s reporting units is determined by using discounted cash flow and market comparability methodologies.

A summary of the changes in goodwill by business during 2003 follows:

Goodwill

In millions	Dec. 31 2002	Goodwill Acquired	Sales	Dec. 31 2003
Regional Community Banking	$438			$438
Corporate Banking	39			39
PNC Real Estate Finance	302	$4		306
PNC Business Credit	298			298
PNC Advisors	152	1		153
BlackRock	175	3		178
PFPC	909	43	$(7)	945
Other		33		33

Total	$2,313	$84	$(7)	$2,390

During 2003, PNC purchased the minority interests, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. This transaction resulted in the recognition of goodwill of $43 million as the purchase price exceeded the book value of the shares acquired.

Also during 2003, PFPC completed the sale of its retirement services unit. This transaction resulted in a reduction in customer-related and other intangibles of $14 million and a reduction in goodwill of $7 million.

Goodwill of $33 million was recognized in 2003 due to a change in the Corporation’s ownership percentage of BlackRock resulting from BlackRock share repurchases from third parties.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - in millions	2003	2002
Customer-related and other intangibles
Gross carrying amount	$186	$199
Accumulated amortization	(78)	(67)

Net carrying amount	$108	$132

Mortgage and other loan servicing rights
Gross carrying amount	$348	$313
Accumulated amortization	(139)	(112)
Net carrying amount	$209	$201

Total	$317	$333

The majority of the Corporation’s other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. As of December 31, 2003, the Corporation had three indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS 87, “Employers’ Accounting for Pensions.” The aggregate carrying value of these indefinite-lived intangible assets was $11.1 million at December 31, 2003 and $3.5 million at December 31, 2002.

For customer-related intangibles, the estimated remaining useful lives range from less than one to fourteen years, with a weighted-average remaining useful life of approximately six years. The Corporation’s mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets during 2003 follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2002	$2,313	$132	$201
Additions/adjustments	84	9	36
Sales	(7)	(14)
Amortization		(19)	(28)

Balance at December 31, 2003	$2,390	$108	$209

Amortization expense on intangible assets for 2003 was approximately $47 million. Amortization expense on intangible assets existing at December 31, 2003 for 2004, 2005, 2006, 2007 and 2008 is estimated to be $40 million, $40 million, $37 million, $35 million and $33 million, respectively.

The following table sets forth reported and pro forma net income and basic and diluted earnings per share as if the nonamortization provisions of SFAS 142 had been applied in 2001.

Pro Forma Effects

Year ended December 31 In millions, except per share data	2003	2002	2001
Reported net income	$1,001	$1,184	$377
Goodwill amortization, net of taxes			93

Pro forma net income	$1,001	$1,184	$470

Basic earnings per share
Reported, from net income	$3.58	$4.18	$1.27
Goodwill amortization, net of taxes			.33

Pro forma basic earnings per share	$3.58	$4.18	$1.60

Diluted earnings per share
Reported, from net income	$3.55	$4.15	$1.26
Goodwill amortization, net of taxes			.32

Pro forma diluted earnings per share	$3.55	$4.15	$1.58

NOTE 16 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2003	2002
Land	$88	$88
Buildings	760	452
Equipment	1,382	1,542
Leasehold improvements	400	398

Total	2,630	2,480
Accumulated depreciation and amortization	(1,174)	(1,238)

Net book value	$1,456	$1,242

The increase in buildings at December 31, 2003 was largely attributable to the consolidation of affordable housing partnerships primarily due to the adoption of FIN 46R.

Depreciation and amortization expense on premises, equipment and leasehold improvements totaled $196 million in 2003, $183 million in 2002 and $168 million in 2001.

Certain facilities and equipment are leased under agreements expiring at various dates through the year 2071. Substantially all such leases are accounted for as operating leases. Rental expense on such leases amounted to $177 million in 2003, $174 million in 2002 and $160 million in 2001.

At December 31, 2003 and 2002, required minimum annual rentals due on noncancelable leases having initial or remaining terms in excess of one year aggregated $932 million and $1.0 billion, respectively. Minimum annual rentals for the years 2004 through 2008 and thereafter are $143 million, $133 million, $113 million, $97 million and $446 million, respectively.

During 2003, PNC recognized facilities charges of $25 million, of which $4 million is included in depreciation and amortization expense above, related to leased space consistent with the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

NOTE 17 SECURITIZATIONS

During 2003, PNC sold commercial mortgage loans totaling $401 million and other loans totaling $58 million in secondary market securitizations. These securitization transactions resulted in pretax gains of $8 million and $3 million, respectively, for the year ended December 31, 2003.

During 2002, PNC sold commercial mortgage loans, totaling $239 million and other loans totaling $38 million in secondary market securitizations. These securitization transactions resulted in pretax gains of $4 million and $2 million, respectively, for the year ended December 31, 2002.

In addition, the Corporation retained certain interest-only strips and servicing rights that were created in the sale of certain loans and securities from the securitizations described above and securitizations that occurred prior to 2002. Additional information on these items is contained below.

rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

Key economic assumptions used in measuring the fair value of the interest-only strips and servicing rights at the date of the securitization resulting from securitizations completed during the year and related information were as follows:

Key Economic Assumptions

Dollars in millions	Fair Value	Weighted- average Life (Years)	Prepayment Speed (CPR)(a)		Discount Rate
During 2003
Commercial mortgage	$5	30.0	10.0		7.0 – 12.00%
Other	3	2.5		(b)	4.14

During 2002
Residential mortgage	$7	1.2 – 1.5	60.0%		7.5%
Commercial mortgage	3	30.0	10.0		10.00 – 12.00
Other	2	2.4		(b)	4.14

(a)	Constant Prepayment Rate (“CPR”).
(b)	Historically, there have been no prepayments on these loans, which are guaranteed by an agency of the U. S. Government.

Quantitative information about managed securitized loan portfolios in which the Corporation retained interests in the form of interest-only strips outstanding at December 31, 2003 and related delinquencies follows:

Managed Securitized Loan Portfolio

	Managed		Delinquencies
December 31 - in millions	2003	2002	2003	2002
Residential loans	$220	$650	$8	$22
Student loans	245	338	30	39
Other	113	80

Total managed loans	$578	$1,068	$38	$61

Certain cash flows received from and paid to securitization trusts or other entities in which the Corporation had retained interests outstanding during the period follows:

Securitization Cash Flows

Year ended December 31 – in millions	2003	2002
Proceeds from new securitizations	$462	$278
Servicing revenue	3	5
Other cash flows received on retained interests	14	35

Proceeds from new securitizations are limited to cash proceeds received from third parties. During 2003 and 2002, there were no purchases of delinquent or foreclosed assets, and servicing advances and repayments of servicing advances related to these securitizations were not significant.

Changes in the Corporation’s commercial mortgage servicing assets were as follows:

Commercial Mortgage Servicing Asset Activity

In millions	2003	2002
Balance at January 1	$201	$199
Additions	36	27
Amortization	(28)	(25)

Balance at December 31	$209	$201

Assuming a prepayment speed of 11%-16% for the respective strata discounted at 8%, the estimated fair value of commercial mortgage servicing rights was $246 million at December 31, 2003. A 10% and 20% adverse change in all assumptions used to determine fair value at December 31, 2003, results in a $19 million and $38 million decrease in fair value, respectively. No valuation allowance was necessary at December 31, 2003 or December 31, 2002.

At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% or 20% adverse change in those assumptions were as follows:

Fair Value Assumptions

December 31, 2003 Dollars in millions	Residential Mortgages	Student Loans	Other
Fair value of retained interest (carrying value)	$6	$62	$4
Weighted-average life (in years)	.6	1.2	1.9

Residual cash flows discount rate	7.5%	3.68%	4.14%
Impact on fair value of 10% adverse change		$(.7)
Impact on fair value of 20% adverse change		$(1.4)
Prepayment speed assumption (CPR)	70.0%	31.2%		(a)
Impact on fair value of 10% adverse change	$(.1)	$(1.0)		(a)
Impact on fair value of 20% adverse change	$(.2)	$(1.3)		(a)

(a)	Historically, there have been no prepayments on these loans, which are guaranteed by an agency of the U. S. Government.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on fair value is calculated independently of variations in other assumptions, whereas a change in one factor may realistically have an impact on another, which might magnify or counteract the sensitivities.

NOTE 18 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $2.2 billion and $2.7 billion at December 31, 2003 and 2002, respectively. Contractual maturities of time deposits for the years 2004 through 2008 and thereafter are $5.5 billion, $1.4 billion, $601 million, $423 million and $1.0 billion, respectively.

NOTE 19 BORROWED FUNDS

Bank notes at December 31, 2003 had an interest rate of 1.37% and mature in 2005. Nonconvertible senior and subordinated notes consisted of the following:

December 31, 2003 Dollars in millions	Outstanding	Stated Rate	Maturity
Senior	$2,074	1.54% – 7.00%	2004 – 2006
Subordinated
Junior	1,184	1.74 – 8.32	2026 – 2033
All other	2,545	5.25 – 7.88	2004 – 2015

Total subordinated	3,729

Total senior and subordinated	$5,803

Total borrowed funds at December 31, 2003 have scheduled repayments for the years 2004 through 2008 and thereafter of $5.7 billion, $1.1 billion, $1.2 billion, $.5 billion and $3.0 billion, respectively. Included in borrowed funds are Federal Home Loan Bank advances of $1.1 billion at December 31, 2003 which are collateralized by a blanket lien.

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of $71 million and $172 million, respectively, related to fair value accounting hedges.

See Note 20 Capital Securities Of Subsidiary Trusts for information about the $1.2 billion of junior subordinated debt.

NOTE 20 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

DESCRIPTION

The Corporation’s mandatorily redeemable capital securities of subsidiary trusts (“Capital Securities”) include nonvoting preferred beneficial interests in the assets of PNC Institutional Capital Trust A, Trust B, Trust C and PNC Capital Trust D (the “Trusts”).

•	Trust A, formed in December 1996, holds $350 million of 7.95% junior subordinated debentures, due December 15, 2026, and redeemable after December 15, 2006, at a premium that declines from 103.975% to par on or after December 15, 2016.

•	Trust B, formed in May 1997, holds $300 million of 8.315% junior subordinated debentures due May 15, 2027, and redeemable after May 15, 2007, at a premium that declines from 104.1575% to par on or after May 15, 2017.

•	Trust C, formed in June 1998, holds $200 million of junior subordinated debentures due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2003 was 1.74%. Trust C Capital Securities are redeemable on or after June 1, 2008 at par.

•	Trust D, formed in December 2003, holds $300 million of 6.125% junior subordinated debentures due December 15, 2033 that are redeemable on or after December 18, 2008 at par.

Cash distributions on the Capital Securities are made to the extent interest on the debentures is received by the Trusts. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole.

Trust A is a wholly owned finance subsidiary of PNC Bank, N.A., PNC’s principal bank subsidiary, and Trusts B, C and D are wholly owned finance subsidiaries of the Corporation.

The respective parents of the Trusts have, through the agreements governing the Capital Securities, taken together, fully, irrevocably and unconditionally guaranteed all of the obligations of the Trusts under the Capital Securities. See Note 4 Regulatory Matters for a discussion of certain dividend restrictions.

ACCOUNTING UNDER SFAS 150

SFAS 150 requires that certain financial instruments, which under prior GAAP could be designated as equity, be classified as liabilities on the balance sheet. SFAS 150 was effective July 1, 2003 for PNC.

Prior to July 1, 2003, the Corporation classified its capital securities between the liabilities and shareholders’ equity sections of the Consolidated Balance Sheet. These securities were reclassified as borrowed funds under the provisions of SFAS 150 effective July 1, 2003. Additionally, the related dividends were included in interest expense in the Consolidated Statement Of Income from July 1, 2003 through December 31, 2003. Reclassification of prior period amounts was not permitted under SFAS 150. The effect of classifying dividends or capital securities as interest expense decreased the Corporation’s 2003 net interest income by $29 million and the net interest margin 5 basis points.

ACCOUNTING UNDER FIN 46R

Effective December 31, 2003, the Corporation deconsolidated the assets and liabilities of the Trusts based upon guidance included in FIN 46R. The deconsolidation of the trusts removed $1.148 billion of Capital Securities issued by these Trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet at December 31, 2003. The assets represent the Corporation’s ownership of common stock issued by the Trusts. These debentures were previously issued by the Corporation or PNC Bank, N.A., and were purchased and are held as assets by the Trusts.

OTHER ACCOUNTING GUIDANCE

In November 2003, the FASB issued FASB Staff Position (FSP) 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The mandatorily redeemable noncontrolling interests in these entities, which represent noncontrolling interests in affordable housing partnerships, are included in the Consolidated Balance Sheet under the caption, “Minority and noncontrolling interests in consolidated entities.” Generally, at the termination date of these VIEs, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at December 31, 2003 would have resulted in payments of approximately $216 million based on the terms of the respective entity’s governing documents and the measurement principles included in SFAS 150.

NOTE 21 SHAREHOLDERS’ EQUITY

Information related to preferred stock is as follows:

December 31 Shares in thousands	Liquidation value per share	Preferred Shares
		2003	2002
Authorized
$1 par value		17,093	17,135
Issued and outstanding
Series A	40	8	9
Series B	40	2	3
Series C	20	176	187
Series D	20	244	273

Total		430	472

Series A through D are cumulative and, except for Series B, are redeemable at the option of the Corporation. Annual dividends on Series A, B and D preferred stock total $1.80 per share and on Series C preferred stock total $1.60 per share. Holders of Series A through D preferred stock are entitled to a number of votes equal to the number of full shares of common stock into which such preferred stock is convertible. Series A through D preferred stock have the following conversion privileges: (i) one share of Series A or Series B is convertible into eight shares of common stock; and (ii) 2.4 shares of Series C or Series D are convertible into four shares of common stock.

During 2000, the Board of Directors adopted a shareholder rights plan providing for issuance of share purchase rights. Except as provided in the plan, if a person or group becomes beneficial owner of 10% or more of PNC’s outstanding common stock, all holders of the rights, other than such person or group, may purchase PNC common stock or equivalent preferred stock at half of market value.

The Corporation has a dividend reinvestment and stock purchase plan. Holders of preferred stock and common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 799,820 shares in 2003, 796,140 shares in 2002, and 472,015 shares in 2001.

At December 31, 2003, the Corporation had reserved approximately 46.9 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

In January 2002, the Board of Directors authorized the Corporation to purchase up to 35 million shares of its common stock through February 29, 2004. Under this program, the Corporation purchased 10.8 million common shares during 2003 at a total cost of $507.8 million. A total of 11.1 million common shares were repurchased under this program from inception through December 31, 2003. In February 2004, the board of directors authorized PNC to purchase up to 20 million shares of its common stock in open market or privately negotiated transactions through February 28, 2005. The new repurchase authorization is a replacement and continuation of the prior repurchase program that was originally scheduled to end February 29, 2004. The extent and timing of share repurchases under the new program will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital and the potential impact on PNC’s credit rating.

NOTE 22 FINANCIAL DERIVATIVES

Effective January 1, 2001, the Corporation implemented SFAS 133. As a result, the Corporation recognized, in the first quarter of 2001, an after-tax loss from the cumulative effect of a change in accounting principle of $5 million reported in the consolidated income statement and an after-tax accumulated other comprehensive loss of $4 million. The impact of the adoption of this standard related to the residential mortgage banking business was reflected in the results of discontinued operations.

Earnings adjustments resulting from cash flow and fair value hedge ineffectiveness were not significant to the results of operations of the Corporation in 2003, 2002 or 2001.

During the next twelve months, the Corporation expects to reclassify to earnings $76 million of pretax net gains, or $49 million after tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps and would mitigate reductions in interest income recognized on the related floating rate commercial loans.

The Corporation generally has established agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2003 the Corporation held cash and U.S. government and mortgage-backed securities with a fair value of $247 million and pledged U.S. agency and mortgage-backed securities with a fair value of $152 million under these agreements.

NOTE 23 EMPLOYEE BENEFIT PLANS

PENSION AND POST-RETIREMENT PLANS

The Corporation has a noncontributory, qualified defined benefit pension plan covering most employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

The Corporation also maintains nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. The Corporation also provides certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The Corporation uses a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified and nonqualified pension plans and post-retirement benefit plans as well as the change in plan assets for the qualified pension plan is as follows:

	Qualified Pension		Nonqualified Pension		Post-retirement Benefits
December 31 (Measurement Date) – in millions	2003	2002	2003	2002	2003	2002
Accumulated benefit obligation at end of year	$973	$871	$64	$66

Projected benefit obligation at beginning of year	$918	$854	$70	$66	$245	$211
Service cost	36	33	1	1	2	2
Interest cost	62	61	4	5	16	15
Actuarial loss	65	38	6	2	17	38
Participant contributions					5	5
Benefits paid (a)	(56)	(68)	(13)	(4)	(27)	(26)

Projected benefit obligation at end of year	$1,025	$918	$68	$70	$258	$245

Fair value of plan assets at beginning of year	$966	$928
Actual return (loss) on plan assets	259	(104)
Employer contribution	183	210	$13	$4	$22	$21
Participant contributions					5	5
Benefits paid (a)	(56)	(68)	(13)	(4)	(27)	(26)

Fair value of plan assets at end of year	$1,352	$966

Funded status	$327	$48	$(68)	$(70)	$(258)	$(245)
Unrecognized net actuarial loss	338	485	26	25	98	85
Unrecognized prior service cost (credit)	(4)	(5)	2	2	(42)	(48)

Net amount recognized on the balance sheet	$661	$528	$(40)	$(43)	$(202)	$(208)

Prepaid (accrued) pension cost	$661	$528	$(40)	$(43)
Additional minimum liability			(23)	(23)
Intangible asset			1	2
Accumulated other comprehensive loss			22	21

Net amount recognized on the balance sheet	$661	$528	$(40)	$(43)

(a)	Nonqualified pension benefits paid in 2003 include approximately $9.5 million of lump sum settlement payments to certain individuals.

The fair value of the qualified pension plan assets exceeds both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan, which contains several sub-plans that are accounted for together, is unfunded. Employer contributions and, in the case of post-retirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and post-retirement benefit plans. The benefit obligations, asset values, funded status and balance sheet impacts are shown in the above table.

PENSION PLAN ASSETS

Assets related to PNC’s qualified pension plan (“the Plan”) are held in trust (“the Trust”). The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the “Code”). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and U.S. government, agency, and corporate debt securities. Plan assets do not include common or preferred stock of the Corporation.

The current Pension Plan Investment Policy Statement, including the updated target allocations and allowable ranges set forth below, was adopted on May 30, 2002.

The long-term investment strategy for pension plan assets is to:

•	meet present and future benefit obligations to all participants and beneficiaries,

•	cover reasonable expenses incurred to provide such benefits, including expense incurred in the administration of the Trust and the Plan,

•	provide sufficient liquidity to meet benefit and expense payment requirements on a timely basis, and

•	provide a total return that, over the long term, maximizes the ratio of trust assets to liabilities by maximizing investment return, at an appropriate level of risk.

The specific investment objective is to meet or exceed the investment policy benchmark over the long-term. The investment policy benchmark compares actual performance to a weighted market index, and measures the contribution of active investment management and policy implementation. This investment objective is expected to be achieved over the long term (one or more market cycles) and is measured over rolling five-year periods. Total return calculations are time-weighted and are net of investment-related fees and expenses.

The asset allocation for the Trust at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target Allocation	Allowable Range	Percentage of Plan Assets at December 31
	2004		2003	2002
Asset Category
Domestic Equity	35%	32 – 38%	41.1%	41.0%
International Equity	20%	17 – 23%	19.8%	16.0%
Private Equity	5%	0 – 8%	.3%	.4%

Total Equity	60%		61.2%	57.4%

Domestic Fixed Income	30%	27 – 33%	28.7%	32.2%
High Yield Fixed Income	10%	7 – 13%	10.0%	10.3%

Total Fixed Income	40%		38.7%	42.5%

Other	0%	0 – 1%	.1%	.1%

Total	100%		100.0%	100.0%

The slight overweight in domestic equity at year end 2002 and 2003 is attributable to the targeted allocation in Private Equity, which continues to be committed but which is funded over time as suitable opportunities for private equity investment are identified and as calls for funding are made. The Investment Policy Statement provides that from time to time, domestic equity may serve as a proxy (substitute) for private equity.

Over the long-term, asset allocation is believed to be the single greatest determinant of risk. Asset allocation will deviate from the target percentages due to market movement, cash flows, and investment manager performance. Material deviations from the asset allocation targets can alter the expected return and risk of the Trust. On the other hand, frequent rebalancing to the asset allocation targets may result in significant transaction costs, which can impair the Trust’s ability to meet its investment objective. Accordingly, the Trust portfolio is periodically rebalanced to maintain asset allocation within the target ranges described above.

In addition to being diversified across asset classes, the Trust is diversified within each asset class. Secondary diversification provides a reasonable expectation that no single security or class of securities will have a disproportionate impact on the total risk and return of the Trust.

The Pension Plan Administrative Committee (“the Committee”) selects investment managers for the Trust based on the contributions that their respective investment styles and processes are expected to make to the investment performance of the overall portfolio. The managers’ Investment Objectives and Guidelines, which are a part of each manager’s Investment Management Agreement, document performance expectations and each manager’s role in the portfolio. The Committee uses the Investment Objectives and Guidelines to establish, guide, control and measure the strategy and performance for each manager.

The purpose of investment manager guidelines is to: establish the investment objective and performance standards for each manager; ensure the manager has the capability to evaluate the risks of all financial instruments or other assets in which the manager’s account is invested; and prevent the manager from exposing its account to excessive levels of risk, undesired or inappropriate risk, or disproportionate concentration of risk. The guidelines also delineate which investments and strategies the manager is permitted to use to achieve its performance objectives, and which investments and strategies it is prohibited from using.

Where public market investment strategies may include the use of derivatives and/or currency management, language is incorporated in the managers’ guidelines to define allowable and prohibited transactions and/or strategies. Derivatives are typically employed by investment managers to modify risk/return characteristics of their portfolio(s), implement asset allocation changes in a cost-effective manner, or reduce transaction costs or taxes. Under the managers’ investment guidelines, derivatives may not be used solely for speculation or leverage. Derivatives are used only in circumstances where they offer the most efficient economic means of improving risk/reward profile of the portfolio.

BlackRock, PNC Advisors and PFPC receive compensation for providing investment management, trustee and custodial services for the majority of the Trust portfolio. Compensation for such services is paid by the Corporation. Non-affiliate service providers for the Trust are compensated from plan assets.

The following table provides information regarding the Corporation’s estimated future cash flows related to its various plans:

Estimated Cash Flows

	Plan Category
In millions	Qualified Pension	Nonqualified Pension	Post-retirement Benefits
Estimated 2004 employer contributions	None	$7	$23

Estimated future benefit payments
2004	$79	$7	$23
2005	84	7	24
2006	86	7	25
2007	91	7	25
2008	93	7	25
2009 – 2013	526	38	120

The qualified pension plan contributions are deposited into a trust, and the qualified pension plan benefit payments are made from trust assets. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. The qualified pension contribution in 2004 is currently estimated to be zero because, due to the plan’s fully funded status, the plan’s actuaries anticipate that no contributions will be permitted without exceeding certain legal limitations on plan funding.

The components of net periodic pension and post-retirement benefit cost were as follows:

	Qualified Pension Plan			Nonqualified Pension Plan			Post-retirement Benefits
Year ended December 31 – in millions	2003	2002	2001	2003	2002	2001	2003	2002	2001
Service cost	$36	$33	$30	$1	$1	$2	$2	$2	$2
Interest cost	62	61	61	4	5	5	16	15	14
Expected return on plan assets	(90)	(97)	(97)
Curtailment gain									(3)
Amortization of prior service cost	(1)	(1)	(1)				(6)	(6)	(6)
Recognized net actuarial loss	43	19		2	2	2	4	2
Losses due to settlements				4

Net periodic cost	$50	$15	$(7)	$11	$8	$9	$16	$13	$7

The weighted-average assumptions used to determine net periodic costs were as follows:

	Qualified and Nonqualified Pensions
Year Ended December 31	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%
Rate of compensation increase	4.00	4.50	4.50
Expected long-term return on plan assets	8.50	9.50	9.50

The expected long-term return on plan assets has been established by considering historical and future expected returns of the asset classes invested in by the pension trust, and the allocation strategy currently in place among those classes.

	Post-Retirement Benefits
Year Ended December 31	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%
Assumed health care cost trend rate
Initial trend	11.00	7.75	7.75
Ultimate trend	5.25	5.50	5.00
Year to Reach Ultimate	2009	2005	2005

The weighted-average assumptions used to determine year-end obligations for both pension and post-retirement benefits were as follows:

	At December 31
	2003	2002
Discount rate	6.00%	6.75%
Rate of compensation increase	4.00	4.00
Assumed health care cost trend rate
Initial trend	11.00	11.00
Ultimate trend	5.00	5.25
Year to Reach Ultimate	2010	2009

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2003 – in millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	13	(12)

INCENTIVE SAVINGS PLAN

The Corporation sponsors an incentive savings plan that covers substantially all employees. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (“ESOP”) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Contributions to the plan for 2003 and 2002 were matched primarily by shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments. Contributions to the Plan for prior years were matched primarily by shares of PNC common stock held in treasury, or by the Corporation’s leveraged ESOP. The Corporation also maintains a nonqualified supplemental savings plan for certain employees.

Compensation expense related to this plan was $49 million in 2003, $47 million in 2002 and $28 million in 2001. For 2003 and 2002, compensation expense was measured as the fair value of the shares contributed to the plan. For 2001, compensation expense related to the portion of contributions matched with leveraged ESOP shares was determined based on the original cost of the ESOP shares allocated. As of December 31, 2001 the ESOP’s borrowings were paid off and fully extinguished.

Additionally, Hilliard Lyons sponsors a contributory profit sharing plan that covers substantially all its employees who are not covered by the Corporation’s Incentive Savings Plan. Contributions to this plan are made in cash and include a base contribution for those participants employed at December 31, a matching of employee contributions, and a discretionary profit sharing contribution as determined by Hilliard Lyons’ Executive Compensation Committee. Contribution expense for this plan was $5 million in 2003, $4 million in 2002 and $5 million in 2001.

MEDICARE REFORM

The recently passed Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) may affect the future design and costs of PNC’s postretirement benefit plans. PNC has elected to defer the accounting recognition of the Act until its effects can be assessed and until additional accounting guidance is provided by FASB. The effect of the Act on PNC’s postretirement benefit plans is not expected to be significant.

NOTE 24 STOCK-BASED COMPENSATION PLANS

The Corporation has a long-term incentive award plan (“Incentive Plan”) that provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock and other incentive shares to executives and directors. In any given year, the number of shares of common stock available for grant under the Incentive Plan is limited to no more than 3% of total issued shares of common stock determined at the end of the preceding calendar year. Of this amount, no more than 20% is available for restricted stock and other incentive share awards.

As of December 31, 2003 no incentive stock options, stock appreciation rights or performance unit awards were outstanding.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the date of grant. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable twelve months after the grant date. Payment of the option price may be in cash or previously owned shares of common stock at market value on the exercise date.

A summary of stock option activity follows:

	Per Option
Shares in thousands	Exercise Price	Weighted- Average Exercise Price	Shares
January 1, 2001	$21.63 - $76.00	$46.25	11,798
Granted	53.74 - 74.70	73.14	3,996
Exercised	21.63 - 59.31	43.46	(2,737)
Terminated	42.19 - 74.59	53.22	(580)

December 31, 2001	21.75 - 76.00	55.15	12,477
Granted	37.42 - 60.65	54.91	4,514
Exercised	21.75 - 55.59	40.05	(495)
Terminated	27.56 - 74.59	58.98	(955)

December 31, 2002	21.75 - 76.00	55.33	15,541
Granted	43.41 - 54.07	44.41	4,080
Exercised	21.75 - 54.72	36.85	(730)
Terminated	29.25 – 74.59	54.10	(501)

December 31, 2003	21.75 – 76.00	53.67	18,390

Information about stock options outstanding at December 31, 2003 follows:

	Options Outstanding			Options Exercisable
December 31, 2003 Shares in thousands Range of exercise prices	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Shares	Weighted-average exercise price
$21.75 - $32.99	350	$28.86	1.9	350	$28.86
33.00 - 49.99	6,939	43.18	7.6	2,563	42.61
50.00 - 76.00	11,101	61.02	6.6	7,513	60.74

Total	18,390	$53.67	6.9	10,426	$55.21

Options granted in 2003, 2002 and 2001 include options for 30,000 shares, 52,000 shares and 56,000 shares, respectively, which were granted to non-employee directors.

The weighted-average grant-date fair value of options granted in 2003, 2002 and 2001 was $8.11, $11.40 and $15.87 per option, respectively. At December 31, 2002 and 2001 options for 7,910,000 and 5,279,000 shares of common stock, respectively, were exercisable at a weighted-average price of $52.47 and $48.01, respectively.

There were no options granted in excess of market value in 2003, 2002 or 2001. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plan were 10,584,683 at December 31, 2003, 2002 and 2001.

As discussed in Note 1 Accounting Policies, PNC prospectively adopted the fair value recognition provisions of SFAS 123 effective January 1, 2003, to all employee awards including stock options. Compensation expense recognized in 2003 for stock options totaled $12 million. No stock-based compensation expense related to stock options was recognized prior to 2003 as all options to purchase stock granted under the Corporation’s plans had an exercise price equal to the market value of the underlying stock on the date of grant.

INCENTIVE SHARE AND RESTRICTED STOCK AWARDS

In 1998, incentive share awards potentially representing 362,250 shares of common stock were granted to certain senior executives pursuant to the Incentive Plan. Issuance of restricted shares pursuant to these incentive awards was subject to the market price of PNC’s common stock equaling or exceeding specified levels for defined periods. There were 13,500 and 36,000 incentive shares forfeited during 2001 and 2000, respectively. In 2001, 104,250 restricted shares were issued. Of the restricted shares, 28,250 were forfeited during 2002. The remaining 208,500 incentive shares expired and will not be issued under this award. The restricted period ended July 1, 2003. During the restricted period, the recipients received dividends and voting rights.

In 2001 and 2000, respectively, incentive share awards potentially representing 9,000 and 609,000 shares of common stock were granted to certain senior executives pursuant to the Incentive Plan. Issuance of shares pursuant to these incentive awards was subject to meeting certain performance targets. There were 169,500, 22,500 and 30,000 incentive shares forfeited during 2002, 2001 and 2000, respectively. Shares awarded under this grant were offset on a share-for-share basis by 68,500 shares received by certain executives from the 1998 grant. In 2003, one-half of the shares awarded were delivered after the three-year performance period and the remaining one half issued as restricted shares were released in January 2004 upon completion of the restricted period. The remaining 264,000 incentive shares will not be issued under this award. During the restricted period, the recipients received dividends and voting rights.

In 2003, incentive share awards potentially representing 659,250 shares of common stock were granted to certain senior executives pursuant to the Incentive Plan. Issuance of restricted shares pursuant to these incentive awards is subject to the achievement of one or more financial and other performance goals. This number reflects the maximum number of shares that could be issued under these awards.

In 2000, 245,000 shares of restricted stock were granted to senior executives with a three-year vesting period. Of these, 35,000 shares were forfeited in 2002. The restricted period for all but 40,000 of the restricted shares ended November 15, 2003.

In 2002, a total of 109,138 shares of restricted stock were granted to senior executives with vesting periods ranging from 24 months to 50 months. Of these, 1,551 shares were forfeited in 2002.

In 2003, a total of 520,446 shares of restricted stock were granted to senior executives with vesting periods ranging from 24 months to 47 months. Of these, 7,062 shares were forfeited in 2003.

In addition, 67,900, 52,000, and 33,600 shares of restricted stock were granted to certain key employees in 2003, 2002 and 2001, respectively. These shares vest 25% after three years, 25% after four years and 50% after five years. Shares forfeited were 10,975, 6,800, and 20,725, in 2003, 2002, and 2001, respectively.

There were 13,000 shares of restricted stock granted to non-employee directors in 2001. One half of these shares vested after one year and the remainder after two years. In 2002, 1,000 of these shares were forfeited.

Compensation expense (income) recognized for incentive share and restricted stock awards totaled $20 million, $(1) million, and $10 million in 2003, 2002 and 2001, respectively. The net credit to expense in 2002 was due to forfeitures and adjustments of accruals related to performance-based awards under the Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

The Corporation’s ESPP has approximately 1.8 million shares available for issuance. Full-time employees with six months and part-time employees with twelve months of continuous employment with the Corporation are eligible to participate in the ESPP at the commencement of the next six month offering period. Prior to 2003, participants could purchase the Corporation’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Beginning in June 2003, participants can purchase the Corporation’s common stock at 95% of the fair market value on the last day of each six month offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2003	361,064	$35.87 and $51.99
2002	449,208	47.81 and 35.87
2001	395,217	55.57 and 49.26

PRO FORMA EFFECTS

A table that sets forth pro forma income from continuing operations and basic and diluted earnings per share as if compensation expense was recognized under SFAS 123 for stock options and the ESPP for 2003, 2002 and 2001 is included in Note 1 Accounting Policies.

For purposes of computing 2003 stock option expense and pro forma results, PNC estimated the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation plans and are not indicative of the impact on future periods. The following assumptions were used in the option pricing model for purposes of estimating pro forma results as well as 2003 stock option expense. The dividend yield represents average yields over the previous three-year period. Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period.

Option Pricing Assumptions

Year ended December 31	2003	2002	2001
Risk-free interest rate	3.1%	4.4%	4.9%
Dividend yield	3.5	3.5	3.2
Volatility	30.9	26.7	25.7
Expected life	5 yrs.	5 yrs.	5 yrs.

BLACKROCK INC. LONG-TERM RETENTION AND INCENTIVE PLAN (LTIP)

On October 15, 2002, BlackRock finalized the BlackRock, Inc. Long-Term Retention and Incentive Plan (the “LTIP”). The LTIP permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. In conjunction with the LTIP, BlackRock may issue up to 3.5 million stock options under the Award Plan with an exercise price equal to market value subject to vesting at December 31, 2006. As of December 31, 2003, BlackRock has awarded approximately 3.4 million stock options and approximately $216.1 million in LTIP Awards. If the performance hurdles are achieved, the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash.

The LTlP Awards will fully vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of BlackRock’s common stock is at least $62 per share, subject to approval by BlackRock stockholders at BlackRock’s annual meeting in May 2004. If that performance hurdle is not achieved, BlackRock’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the LTIP Awards if BlackRock realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and BlackRock’s publicly-traded stock performs in the top half of its peer group during that time.

There will be no expense recognition associated with the LTIP Awards unless vesting occurs or a partial vesting determination is considered probable and estimable. BlackRock’s Compensation and Audit Committees have determined, based on current conditions, that the probability of indicating any partial vesting prior to the opportunity for commencement of full vesting of the program at the conclusion of the first quarter of 2005 is unlikely. The LTIP was constructed such that the expected increase in value to stockholders necessary to fully vest the program had to result from continued growth in BlackRock’s earnings rather than from changes in the financial markets. As such, BlackRock’s Compensation Committee established a minimum performance period (through December 31, 2004) under which no vesting of the program would occur. At such time, BlackRock’s Compensation and Audit Committees will evaluate the likelihood that BlackRock will complete the program term with alternative vesting criteria performance in excess of the LTIP requirements. BlackRock will accrue expense for this contingency accordingly. Once vesting occurs or a partial vesting determination is made, BlackRock will record compensation expense for the pro rata portion of the LTIP Awards earned from January 1, 2002 to date. Compensation expense for the remaining LTIP awards will be recognized ratably from the determination date through the final vesting date and could extend through March 31, 2007. In addition, at the time that the BlackRock common stock portion of the LTlP Awards is distributed, BlackRock will record an increase in stockholders’ equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC.

NOTE 25 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.

Year ended December 31 - in millions, except share and per share data	2003	2002	2001
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1,029	$1,200	$377
Less: Preferred dividends declared (a)	1	1	13

Income from continuing operations applicable to basic earnings per common share	1,028	1,199	364
Income (loss) from discontinued operations		(16)	5
Cumulative effect of accounting change	(28)		(5)

Net income applicable to basic earnings per common share	$1,000	$1,183	$364

Basic weighted-average common shares outstanding (in thousands)	279,677	283,449	286,726

Basic earnings per common share from continuing operations	$3.68	$4.23	$1.27
Basic earnings (loss) per common share from discontinued operations		(.05)	.02
Basic earnings (loss) per common share from cumulative effect of accounting change	(.10)		(.02)

Basic earnings per common share	$3.58	$4.18	$1.27

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1,029	$1,200	$377
Less: Dividends declared on nonconvertible Series F preferred stock (a)			12
BlackRock adjustment for common stock equivalents	2	1	1

Income from continuing operations applicable to diluted earnings per common share	1,027	1,199	364
Income (loss) from discontinued operations		(16)	5
Cumulative effect of accounting change	(28)		(5)

Net income applicable to diluted earnings per common share	$999	$1,183	$364

Basic weighted-average common shares outstanding (in thousands)	279,677	283,449	286,726
Weighted-average common shares to be issued using average market price and assuming:
Conversion of preferred stock Series A and B	91	98	106
Conversion of preferred stock Series C and D	730	795	870
Conversion of debentures	14	16	17
Exercise of stock options	394	496	1,661
Incentive share awards	297	299	368

Diluted weighted-average common shares outstanding (in thousands)	281,203	285,153	289,748

Diluted earnings per common share from continuing operations	$3.65	$4.20	$1.26
Diluted earnings (loss) per common share from discontinued operations		(.05)	.02
Diluted earnings (loss) per common share from cumulative effect of accounting change	(.10)		(.02)

Diluted earnings per common share	$3.55	$4.15	$1.26

(a)	Adjustment for year ended December 31, 2001 includes $1 million of cost incurred due to tender offer of Series F preferred stock.

NOTE 26 INCOME TAXES

The components of income taxes were as follows:

Year ended December 31 In millions	2003	2002	2001
Current
Federal	$284	$86	$195
State	39	48	40

Total current	323	134	235
Deferred
Federal	205	463	(51)
State	11	24	3

Total deferred	216	487	(48)

Total	$539	$621	$187

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2003	2002
Deferred tax assets
Allowance for credit losses	$307	$297
Net unrealized securities losses	9
Loan valuations related to institutional lending repositioning	71	135
Other	158	171

Total deferred tax assets	545	603

Deferred tax liabilities
Leasing	1,411	1,372
Depreciation	92	66
Net unrealized securities gains		87
Compensation and benefits	61	26
Other	139	155

Total deferred tax liabilities	1,703	1,706

Net deferred tax liability	$1,158	$1,103

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes	2.0	2.5	4.6
Tax-exempt interest	(.4)	(.4)	(1.7)
Goodwill			2.9
Life insurance	(1.3)	(1.1)	(3.3)
Tax credits	(2.5)	(2.4)	(7.2)
Other	.9	(.2)	1.0

Effective tax rate	33.7%	33.4%	31.3%

At December 31, 2003 PNC had available $16 million of federal and state income tax net operating loss carryforwards originating from an acquired company which will expire from 2019 through 2022.

NOTE 27 SEGMENT REPORTING

PNC operates seven major businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Results of individual businesses are presented based on PNC’s management accounting practices and the Corporation’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Also, certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the businesses. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. There were no significant changes to the measurement methods during 2003. Securities or borrowings and related net interest income are assigned based on the net asset or liability position of each business. Capital is assigned based on management’s assessment of inherent risks and equity levels at independent companies providing similar products and services. The allowance for credit losses is allocated based on management’s assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business financial results differ from consolidated results from continuing operations. The impact of these differences is reflected in the “Intercompany eliminations” and “Other” categories. “Intercompany eliminations” reflects activities conducted among PNC’s businesses that are eliminated in the consolidated results. “Other” includes differences between management accounting practices and generally accepted accounting principles, such as: capital assignments rather than legal entity shareholders’ equity, unit cost allocations rather than actual expense assignments, and policies that do not fully allocate holding company expenses; minority interest in income of BlackRock; and other corporate items. “Other” also includes equity management activities, residual asset and liability management activities and certain insurance-related activities which do not meet the criteria for disclosure as separate reportable businesses.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Regional Community Banking provides deposit, lending, cash management and investment services to two million consumer and small business customers within PNC’s primary geographic footprint.

Wholesale Banking includes the results for Corporate Banking, PNC Real Estate Finance and PNC Business Credit. Wholesale Banking provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution.

Corporate Banking provides credit, equipment leasing, treasury management and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations primarily within PNC’s geographic region. Treasury management activities, capital markets products and equipment leasing products offered through Corporate Banking are marketed by several businesses across the Corporation.

PNC Real Estate Finance specializes in financial solutions for the acquisition, development, permanent financing and operation of commercial real estate nationally. In addition to the primary wholesale bank products and services, PNC Real Estate Finance originates and sells commercial mortgage loans and provides commercial mortgage loan servicing and other industry specific products and services to clients that develop, own, manage or invest in commercial real estate. PNC’s commercial real estate financial services platform provides processing services through Midland Loan Services, Inc., a leading third-party provider of loan servicing and technology to the commercial real estate finance industry. PNC Real Estate Finance, which operates nationwide, also includes PNC MultiFamily Capital, a national provider of financial services for the multi-family housing industry, particularly affordable and senior housing as well as healthcare facilities.

PNC Business Credit provides lending services to middle market customers nationally, including loans secured by accounts receivable, inventory, machinery and equipment, and other collateral. Its customers include manufacturing, wholesale, distribution, retailing and service industry companies.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. and investment consulting and trust services to the ultra-affluent through its Hawthorn division. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within PNC’s primary geographic markets.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $309 billion of assets under management at December 31, 2003. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRockSolutions® brand name.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results Of Businesses

Year ended December 31 In millions	Regional Community Banking	Corporate Banking	PNC Real Estate Finance	PNC Business Credit	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2003
INCOME STATEMENT
Net interest income (expense)	$1,262	$298	$102	$136	$82	$23	$(60)	$153		$1,996
Noninterest income	797	384	164	56	533	598	760	54	$(89)	3,257

Total revenue	2,059	682	266	192	615	621	700	207	(89)	5,253
Provision for credit losses	46	48	(7)	81	3			6		177
Depreciation and amortization	37	11	5	3	10	21	21	74		182
Other noninterest expense	1,057	359	194	58	490	349	578	287	(78)	3,294

Earnings before minority and other interests and income taxes	919	264	74	50	112	251	101	(160)	(11)	1,600
Minority and other interests in income of consolidated entities			(21)					53		32
Income taxes	311	91	(7)	19	40	96	40	(46)	(5)	539

Earnings (a)	$608	$173	$102	$31	$72	$155	$61	$(167)	$(6)	$1,029

Inter-segment revenue	$20	$5			$25	$18	$7	$14	$(89)

AVERAGE ASSETS (b)	$38,450	$12,467	$4,758	$3,817	$2,912	$967	$1,909	$3,897	$(1,898)	$67,279

2002
INCOME STATEMENT
Net interest income (expense)	$1,403	$344	$116	$134	$100	$9	$(71)	$162		$2,197
Noninterest income	773	437	112	48	554	577	810	(13)	$(101)	3,197

Total revenue	2,176	781	228	182	654	586	739	149	(101)	5,394
Provision for credit losses	52	203	(10)	64	4			(4)		309
Depreciation and amortization	35	11	7	1	10	20	12	73		169
Other noninterest expense	1,026	348	153	52	487	342	619	118	(87)	3,058

Earnings before minority and other interests and income taxes	1,063	219	78	65	153	224	108	(38)	(14)	1,858
Minority and other interests in income of consolidated entities			(2)					39		37
Income taxes	366	69	(10)	25	56	91	43	(14)	(5)	621

Earnings (a)	$697	$150	$90	$40	$97	$133	$65	$(63)	$(9)	$1,200

Inter-segment revenue	$20	$7			$38	$16	$8	$11	$(100)

AVERAGE ASSETS (b)	$38,976	$13,807	$5,018	$3,837	$2,929	$864	$1,888	$1,241	$(1,971)	$66,589

2001
INCOME STATEMENT
Net interest income (expense)	$1,460	$501	$116	$104	$128	$11	$(66)	$8		$2,262
Noninterest income	758	32	89	(8)	607	533	834	(92)	$(101)	2,652

Total revenue	2,218	533	205	96	735	544	768	(84)	(101)	4,914
Provision for credit losses	50	733	44	29	2			45		903
Depreciation and amortization	71	13	22	2	17	26	45	77		273
Other noninterest expense	1,169	374	136	29	487	337	662	48	(101)	3,141

Earnings before minority and other interests and income taxes	928	(587)	3	36	229	181	61	(254)		597
Minority and other interests in income of consolidated entities								33		33
Income taxes	332	(212)	(35)	14	86	74	25	(97)		187

Earnings (a)	$596	$(375)	$38	$22	$143	$107	$36	$(190)		$377

Inter-segment revenue	$11	$4			$61	$16	$6	$3	$(101)

AVERAGE ASSETS (b)	$40,285	$16,685	$5,290	$2,463	$3,330	$684	$1,771	$2,032	$(2,106)	$70,434

(a)	From continuing operations.
(b)	Period-end balances for BlackRock.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the “Review of Businesses” section of Item 7 of this Form 10-K due to the presentation in Item 7 of business revenues on a taxable-equivalent basis (except for BlackRock and PFPC) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the “Review of Businesses” section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense) and debt financing as disclosed in the “Review of Businesses” section.

NOTE 28 COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses)
Balance at January 1, 2001			$(35)
2001 activity
Unrealized securities losses	$(86)	$30	(56)
Less: reclassification adjustment for losses realized in net income	(8)	3	(5)

Net unrealized securities losses	(78)	27	(51)

Balance at December 31, 2001			(86)
2002 activity
Unrealized securities gains	349	(121)	228
Less: reclassification adjustments for losses realized in net income	(57)	20	(37)

Net unrealized securities gains	406	(141)	265

Balance at December 31, 2002			179
2003 activity
Unrealized securities losses	(159)	55	(104)
Less: reclassification adjustment for gains realized in net income	111	(39)	72

Net unrealized securities losses	(270)	94	(176)

Balance at December 31, 2003			3

Net unrealized gains (losses) on cash flow hedge derivatives
2001 activity
SFAS 133 transition adjustment	$(6)	$2	$(4)
Unrealized gains on cash flow hedge derivatives	102	(36)	66
Less: reclassification adjustment for losses realized in net income	(55)	19	(36)

Net unrealized gains on cash flow hedge derivatives	151	(53)	98

Balance at December 31, 2001			98
2002 activity
Unrealized gains on cash flow hedge derivatives	136	(48)	88
Less: reclassification adjustment for gains realized in net income	79	(28)	51

Net unrealized gains on cash flow hedge derivatives	57	(20)	37

Balance at December 31, 2002			135
2003 activity
Unrealized losses on cash flow hedge derivatives	(69)	24	(45)
Less: reclassification adjustment for gains realized in net income	65	(23)	42

Net unrealized losses on cash flow hedge derivatives	(134)	47	(87)

Balance at December 31, 2003			$48

	Pretax	Tax	After-tax
Minimum pension liability adjustment
Balance at January 1, 2001			$(11)
2001 activity	$(2)	$1	(1)

Balance at December 31, 2001			(12)
2002 activity	$(3)	1	(2)

Balance at December 31, 2002			(14)

2003 activity
Balance at December 31, 2003			$(14)

Other
Balance at January 1, 2001			$3
2001 activity	$3	$(1)	2

Balance at December 31, 2001			5
2002 activity	24	(8)	16

Balance at December 31, 2002			21
2003 activity	3	(1)	2

Balance at December 31, 2003			$23

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

December 31 – in millions	2003	2002
Net unrealized securities gains	$3	$179
Net unrealized gains on cash flow hedge derivatives	48	135
Minimum pension liability adjustment	(14)	(14)
Other	23	21

Accumulated other comprehensive income from continuing operations	$60	$321

NOTE 29 FAIR VALUE OF FINANCIAL INSTRUMENTS

	2003		2002
December 31 - in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$5,940	$5,940	$7,295	$7,295
Securities	15,690	15,690	13,763	13,796
Loans held for sale	1,400	1,400	1,607	1,607
Net loans (excludes leases)	30,017	30,771	30,766	31,718
Other assets	816	816	791	791
Commercial mortgage servicing rights	209	246	201	227
Financial derivatives
Interest rate risk management	369	369	519	519
Commercial mortgage banking risk management	1	1
Customer/other derivatives	629	629	762	762

Liabilities
Demand, savings and money market deposits	36,373	36,373	34,363	34,363
Time deposits	8,868	9,046	10,619	10,946
Borrowed funds	11,684	12,210	9,383	9,544
Financial derivatives
Interest rate risk management	15	15	8	8
Commercial mortgage banking risk management	6	6	16	16
Customer/other derivatives	651	651	766	766

Off-Balance Sheet
Unfunded loan commitments and letters of credit	(76)	(91)	(71)	(85)

Real and personal property, lease financing, loan customer relationships, deposit customer intangibles, retail branch networks, fee-based businesses, such as asset management and brokerage, trademarks and brand names are excluded from the amounts set forth in the previous table. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Fair value is defined as the estimated amount at which a financial instrument could be exchanged in a current transaction between willing parties, or other than in a forced or liquidation sale. However, it is not management’s intention to immediately dispose of a significant portion of such financial instruments, and unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows. The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in assumptions could significantly impact the derived fair value estimates.

The following methods and assumptions were used in estimating fair value amounts for financial instruments.

GENERAL

For short-term financial instruments realizable in three months or less, the carrying amount reported in the consolidated balance sheet approximates fair value. Unless otherwise stated, the rates used in discounted cash flow analyses are based on market yield curves.

CASH AND SHORT-TERM ASSETS

The carrying amounts reported in the consolidated balance sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include due from banks, interest-earning deposits with banks, federal funds sold and resale agreements, trading securities, customer’s acceptance liability and accrued interest receivable.

SECURITIES

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

NET LOANS AND LOANS HELD FOR SALE

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, credit losses and servicing fees and costs. For revolving home equity loans, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. In the case of nonaccrual loans, scheduled cash flows exclude interest payments. The carrying value of loans held for sale approximates fair value.

OTHER ASSETS

Other assets as shown in the accompanying table include noncertificated interest-only strips, Federal Home Loan Bank (“FHLB”) and FRB stock, equity investments carried at cost, and private equity investments. The carrying amounts of private equity investments are recorded at fair value. Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The equity investments carried at cost, including the FHLB and FRB stock, have a carrying value which approximates fair value.

COMMERCIAL MORTGAGE SERVICING RIGHTS

Fair value is based on the present value of the future cash flows, including assumptions as to prepayment speeds, discount rate, interest rates, cost to service and other factors.

DEPOSITS

The carrying amounts of noninterest-bearing demand and interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates.

BORROWED FUNDS

The carrying amounts of federal funds purchased, commercial paper, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates.

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is PNC’s estimate of the cost to terminate them. For purposes of this disclosure, this fair value is the sum of the deferred fees currently recorded by PNC on these facilities and the liability established on these facilities related to their creditworthiness.

FINANCIAL AND OTHER DERIVATIVES

The fair value of derivatives is based on the discounted value of the expected net cash flows. These fair values represent the amounts the Corporation would receive or pay to terminate the contracts, assuming current interest rates.

NOTE 30 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

The Corporation has commitments to make additional equity investments in certain equity management entities of $176 million and affordable housing limited partnerships of $18 million at December 31, 2003.

STANDBY LETTERS OF CREDIT

PNC issues standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to support obligations of its customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon their request PNC would be obligated to make payment to the guaranteed party. Standby letters of credit and risk participations in standby letters of credit outstanding on December 31, 2003 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $5.2 billion at December 31, 2003. Assets valued, as of December 31, 2003, at approximately $2.3 billion secured certain specifically identified standby letters of credit and letter of credit risk participations having aggregate future payments of approximately $2.3 billion. In addition, a substantial portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees which secure that customer’s other obligations to PNC. The carrying amount of the liability for PNC’s obligations related to standby letters of credit was $41 million at December 31, 2003.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

PNC enters into standby bond purchase agreements to support municipal bond obligations and enters into certain other liquidity facilities to support individual pools of receivables acquired by unrelated commercial paper conduits. At December 31, 2003, PNC’s total commitments under these facilities were $339 million and $282 million, respectively. The carrying amount of the liability related to obligations under certain other liquidity facilities was $6 million at December 31, 2003.

INDEMNIFICATIONS

PNC is a party to numerous acquisition or divestiture agreements, under which it has purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of entire businesses, loan portfolios, branch banks, partial interests in companies, or other types of assets. They generally include indemnification provisions under which PNC indemnifies the other parties to these agreements against a variety of risks to the other parties as a result of the transaction in question; and when PNC is the seller, the indemnification provisions will generally also provide protection relating to the quality of the assets being sold and the extent of any liabilities being assumed. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate potential exposure to PNC resulting from them.

PNC provides indemnification in connection with securities offering transactions in which it is involved. When PNC is the issuer of the securities, it provides indemnification to the underwriters or placement agents analogous to the indemnification provided purchasers of businesses from it, as described above. When PNC is an underwriter or placement agent, it provides a limited indemnification to the issuer related to its actions in connection with the offering and, if there are other underwriters, indemnification to the other underwriters intended to result in an appropriate sharing of the risk of participating in the offering. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate potential exposure to PNC resulting from them.

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

PNC enters into certain types of agreements, such as leases with tenants, in which PNC indemnifies third parties for acts by PNC’s agents. While PNC does not believe these indemnification liabilities are material, either individually or in the aggregate, it is not possible to calculate potential exposure.

PNC enters into contracts for the delivery of technology service in which PNC indemnifies the other party against claims of patent and copyright infringement by third parties. Due to the nature of these indemnification provisions, it is not possible to calculate aggregate potential exposure under this type of indemnification.

PNC engages in certain insurance activities which require its employees to be bonded. PNC satisfies this requirement by issuing letters of credit in an aggregate amount of approximately $5 million.

In the ordinary course of business, PNC enters into contracts with third parties pursuant to which the third parties provide services on behalf of PNC. In many of the contracts, PNC agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the aggregate amount of the indemnification liability, if any, cannot be determined.

PNC is a general or limited partner in certain asset management and investment limited partnerships, many of which contain indemnification provisions which would require PNC to make payments in excess of its remaining funding commitments. While in certain of these partnerships the maximum liability to PNC is limited to the sum of PNC’s unfunded commitments and partnership distributions received by PNC, in the others the indemnification liability is unlimited. As a result, it is not possible to determine the aggregate potential exposure for these indemnifications.

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries. The Corporation and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. The Corporation advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2003. It is not possible to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, PNC provides indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis, and thus the exposure to the Corporation is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2003, the aggregate maximum potential exposure as a result of these indemnity obligations was $9.0 billion, although PNC held cash collateral at the time in excess of that amount.

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

NOTE 31 UNUSED CREDIT FACILITY

Through a wholly owned non-bank subsidiary, the parent company can raise additional liquidity, which may be used for general corporate purposes, by drawing on a non-reciprocal $200 million credit facility. This facility expires in March 2005, but may be renewed. No amounts were outstanding on this facility at December 31, 2003.

NOTE 32 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Statement Of Income

Year ended December 31 - in millions	2003	2002	2001
OPERATING REVENUE
Dividends from:
Bank subsidiaries	$874	$525	$1,116
Non-bank subsidiaries	68	71	60
Interest income	2	3	6
Noninterest income		1	2

Total operating revenue	944	600	1,184

OPERATING EXPENSE
Interest expense	49	50	50
Other expense	26	77	6

Total operating expense	75	127	56

Income before income taxes and equity in undistributed net income of subsidiaries	869	473	1,128
Income tax benefits	(26)	(52)	(17)

Income before equity in undistributed net income of subsidiaries	895	525	1,145
Bank subsidiaries	189	631	(531)
Non-bank subsidiaries	(83)	28	(237)

Net income	$1,001	$1,184	$377

Balance Sheet

December 31 - in millions	2003	2002
ASSETS
Cash and due from banks	$2	$1
Securities available for sale	30	192
Investments in:
Bank subsidiaries	5,997	6,285
Non-bank subsidiaries	1,718	1,696
Other assets	201	160

Total assets	$7,948	$8,334

LIABILITIES
Non-bank affiliate borrowings	$218	$1,256
Subordinated debt	822
Accrued expenses and other liabilities	263	219

Total liabilities	1,303	1,475

SHAREHOLDERS’ EQUITY	6,645	6,859

Total liabilities and shareholders’ equity	$7,948	$8,334

Commercial paper and all other debt issued by PNC Funding Corp., a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company received net income tax refunds of $44 million in 2003, $36 million in 2002 and $37 million in 2001. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company paid interest of $51 million in 2003, $45 million in 2002 and $49 million in 2001.

Statement Of Cash Flows

Year ended December 31 - in millions	2003	2002	2001
OPERATING ACTIVITIES
Net income	$1,001	$1,184	$377
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) loss of subsidiaries	(106)	(659)	768
Other	55	10	44

Net cash provided by operating activities	950	535	1,189

INVESTING ACTIVITIES
Net change in short-term investments with subsidiary bank
Net capital (contributed to) returned from subsidiaries	98	(125)	(237)
Securities available for sale
Sales and maturities	1,927	1,556	1,206
Purchases	(1,759)	(1,655)	(1,247)
Other	(12)	(1)	(14)

Net cash provided (used) by investing activities	254	(225)	(292)

FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	145	393	763
Repayments on borrowings from non-bank subsidiary	(669)	(223)	(190)
Acquisition of treasury stock	(557)	(62)	(681)
Cash dividends paid to shareholders	(546)	(546)	(569)
Issuance of stock	124	128	181
Issuance of subordinated debt	300
Series F preferred stock tender offer/maturity			(301)
Repayments on borrowings			(100)

Net cash used by financing activities	(1,203)	(310)	(897)

Increase in cash and due from banks	1
Cash and due from banks at beginning of year	1	1	1

Cash and due from banks at end of year	$2	$1	$1

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

Dollars in millions, except per share data	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
SUMMARY OF OPERATIONS
Interest income	$660	$668	$692	$692	$741	$769	$804	$858
Interest expense	175	181	171	189	217	241	249	268

Net interest income	485	487	521	503	524	528	555	590
Provision for credit losses	34	50	57	36	65	73	89	82
Noninterest income (a)	861	825	776	795	766	771	870	790
Noninterest expense (b)	858	827	935	856	791	790	839	807

Income from continuing operations before minority and noncontrolling interests and income taxes	454	435	305	406	434	436	497	491
Minority and noncontrolling interests in income of consolidated entities	6	2	13	11	11	4	12	10
Income taxes	146	152	108	133	145	147	165	164

Income from continuing operations	302	281	184	262	278	285	320	317
Loss from discontinued operations					(16)

Income before cumulative effect of accounting change	302	281	184	262	262	285	320	317
Cumulative effect of accounting change	(28)

Net income	$274	$281	$184	$262	$262	$285	$320	$317

PER COMMON SHARE DATA
Book value	$23.97	$23.93	$24.16	$24.05	$24.03	$23.62	$22.46	$21.02
Basic earnings (loss)
Continuing operations (c)	1.09	1.01	.65	.93	.97	1.00	1.13	1.12
Discontinued operations					(.05)

Before cumulative effect of accounting change	1.09	1.01	.65	.93	.92	1.00	1.13	1.12
Cumulative effect of accounting change	(.10)

Net income (c)	.99	1.01	.65	.93	.92	1.00	1.13	1.12

Diluted earnings (loss)
Continuing operations	1.08	1.00	.65	.92	.97	1.00	1.12	1.11
Discontinued operations					(.05)

Before cumulative effect of accounting change	1.08	1.00	.65	.92	.92	1.00	1.12	1.11
Cumulative effect of accounting change	(.10)

Net income	.98	1.00	.65	.92	.92	1.00	1.12	1.11

(a)	Noninterest income included net securities gains in each quarter as follows (in millions):

2003				2002
Fourth	Third	Second	First	Fourth	Third	Second	First
$15	$19	$26	$56	$1	$68	$16	$4

(b)	Noninterest expense for the second quarter of 2003 included DOJ-related expenses of $120 million. See Note 4 Regulatory Matters for additional information.
(c)	The sum of quarterly amounts for the year 2002 do not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2003/2002			2002/2001
	Increase/(Decrease) in Income/Expense Due to Changes in:			Increase/(Decrease) in Income/Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS
Loans held for sale	$(45)	$(42)	$(87)	$45	$(29)	$16
Securities
Securities available for sale
U.S. Treasury, government agencies and corporations	51	(49)	2	(34)	(20)	(54)
Other debt	87	(108)	(21)	76	(46)	30
State and municipal	3	(1)	2	(1)		(1)
Corporate stocks and other	(2)	(2)	(4)	5		5

Total securities available for sale	136	(157)	(21)	48	(68)	(20)
Securities held to maturity	(19)	3	(16)	13	(2)	11

Total securities	122	(159)	(37)	62	(71)	(9)
Loans, net of unearned income
Commercial	(65)	(48)	(113)	(245)	(221)	(466)
Commercial real estate	(19)	(12)	(31)	(9)	(46)	(55)
Consumer	66	(87)	(21)	34	(136)	(102)
Residential mortgage	(89)	(45)	(134)	(281)	(43)	(324)
Lease financing	(29)	(24)	(53)	(3)	(25)	(28)
Other	(1)	(3)	(4)	(4)	(9)	(13)

Total loans, net of unearned income	(145)	(211)	(356)	(521)	(467)	(988)

Federal funds sold	(11)	(5)	(16)	21		21

Resale agreements	7	(2)	5	9	(22)	(13)

Purchased customer receivables	22		22
Other	(3)	9	6	11	(6)	5

Total interest-earning assets	$(10)	$(453)	$(463)	$(265)	$(703)	$(968)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits
Demand and money market	$9	$(93)	$(84)	$14	$(279)	$(265)
Savings		(4)	(4)	1	(9)	(8)
Retail certificates of deposit	(52)	(52)	(104)	(91)	(168)	(259)
Other time	(18)	11	(7)	3	(10)	(7)
Deposits in foreign offices	(1)	(2)	(3)	(15)	(16)	(31)

Total interest-bearing deposits	(19)	(183)	(202)	(54)	(516)	(570)
Borrowed funds
Federal funds purchased	5	(4)	1	(44)	(38)	(82)
Repurchase agreements	2	(4)	(2)	(1)	(18)	(19)
Bank notes and senior debt	(42)	(23)	(65)	(16)	(111)	(127)
Federal Home Loan Bank borrowings	(1)	(20)	(21)	(19)	(61)	(80)
Subordinated debt	(6)	(16)	(22)	(9)	(28)	(37)
Mandatorily redeemable capital securities of subsidiary trusts	29		29
Commercial paper	12	(1)	11		(6)	(6)
Other borrowed funds	30	(18)	12	(13)	34	21

Total borrowed funds	(7)	(50)	(57)	(115)	(215)	(330)

Total interest-bearing liabilities	(25)	(234)	(259)	(155)	(745)	(900)

Change in net interest income	$(7)	$(197)	$(204)	$(156)	$88	$(68)

Changes attributable to rate/volume are prorated into rate and volume components.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	2003			2002			2001
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Inc./Exp.	Average Yields/ Rates	Average Balances	Interest Inc./Exp.	Average Yields/ Rates	Average Balances	Interest Inc./Exp.	Average Yields/ Rates
ASSETS
Interest-earning assets
Loans held for sale	$1,664	$48	2.88%	$2,897	$135	4.66%	$2,021	$119	5.89%
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	4,358	164	3.76	3,182	162	5.09	3,833	216	5.64
Other debt	9,754	399	4.09	7,916	420	5.31	6,549	390	5.96
State and municipal	112	7	6.25	61	5	8.20	74	6	8.11
Corporate stocks and other	432	10	2.31	488	14	2.87	319	9	2.82

Total securities available for sale	14,656	580	3.96	11,647	601	5.16	10,775	621	5.76
Securities held to maturity	18	1	5.56	352	17	4.83	92	6	6.52

Total securities	14,674	581	3.96	11,999	618	5.15	10,867	627	5.77
Loans, net of unearned income
Commercial	14,796	839	5.67	15,922	952	5.98	19,658	1,418	7.21
Commercial real estate	2,072	98	4.73	2,451	129	5.26	2,580	184	7.13
Consumer	10,617	609	5.74	9,545	630	6.60	9,099	732	8.04
Residential mortgage	3,148	177	5.62	4,639	311	6.70	8,801	635	7.22
Lease financing	3,695	212	5.74	4,173	265	6.35	4,223	293	6.94
Credit card
Other	359	13	3.62	393	17	4.33	460	30	6.52

Total loans, net of unearned income	34,687	1,948	5.62	37,123	2,304	6.21	44,821	3,292	7.34
Federal funds sold	491	6	1.22	1,319	22	1.67	41	1	2.44
Resale agreements	1,490	22	1.48	1,038	17	1.64	738	30	4.07
Purchased customer receivables	1,230	22	1.79
Other	936	95	10.15	969	89	9.18	853	84	9.85

Total interest-earning assets/interest income	55,172	2,722	4.93	55,345	3,185	5.75	59,341	4,153	7.00
Noninterest-earning assets
Investment in discontinued operations							51
Allowance for credit losses	(668)			(628)			(614)
Cash and due from banks	2,734			2,729			2,939
Other assets	10,041			9,143			8,768

Total assets	$67,279			$66,589			$70,485

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Demand and money market	$22,360	157.70		$21,514	241	1.12	$20,933	506	2.42
Savings	2,106	6.28		2,033	10.49		1,928	18.93
Retail certificates of deposit	8,810	271	3.08	10,361	375	3.62	12,313	634	5.15
Other time	266	20	7.52	556	27	4.86	508	34	6.69
Deposits in foreign offices	283	3	1.06	360	6	1.67	818	37	4.52

Total interest-bearing deposits	33,825	457	1.35	34,824	659	1.89	36,500	1,229	3.37
Borrowed funds
Federal funds purchased	904	10	1.11	551	9	1.63	2,057	91	4.42
Repurchase agreements	1,110	12	1.08	956	14	1.46	980	33	3.37
Bank notes and senior debt	3,364	73	2.17	5,168	138	2.67	5,521	265	4.80
Federal Home Loan Bank borrowings	1,149	(18)	(1.57)	1,528	3.20		2,178	83	3.81
Subordinated debt	2,074	79	3.81	2,210	101	4.57	2,362	138	5.84
Mandatorily redeemable capital securities of subsidiary trusts	436	29	6.65
Commercial paper	1,232	14	1.14	176	3	1.70	186	9	4.84
Other borrowed funds	222	60	27.03	123	48	39.02	198	27	13.64

Total borrowed funds	10,491	259	2.47	10,712	316	2.95	13,482	646	4.79

Total interest-bearing liabilities/interest expense	44,316	716	1.61	45,536	975	2.14	49,982	1,875	3.75
Noninterest-bearing liabilities, minority interest, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	10,637			9,294			8,711
Allowance for unfunded commitments and letters of credit	82			80			79
Accrued expenses and other liabilities	4,855			4,326			4,096
Minority and noncontrolling interests in consolidated entities	317			212			136
Mandatorily redeemable capital securities of subsidiary trusts	421			848			848
Shareholders’ equity	6,651			6,293			6,633

Total liabilities, minority and noncontrolling interests, Capital securities and shareholders’ equity	$67,279			$66,589			$70,485

Interest rate spread			3.32			3.61			3.25
Impact of noninterest-bearing sources			.32			.38			.59

Net interest income/margin		$2,006	3.64%		$2,210	3.99%		$2,278	3.84%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS 115 adjustments to fair value which are included in other assets). Loan fees for each of the years ended December 31, 2003, 2002 and 2001 were $110 million, $106 million and $119 million, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2003	2002	2001	2000	1999
Allowance at beginning of year	$673	$560	$598	$600	$678
Charge-offs
Commercial	(168)	(194)	(876)	(121)	(72)
Commercial real estate	(3)	(3)	(37)	(3)	(4)
Consumer	(39)	(40)	(42)	(46)	(63)
Residential mortgage	(4)	(5)	(2)	(8)	(8)
Lease financing	(46)	(25)	(28)	(8)	(9)
Credit card	(60)

Total charge-offs	(260)	(267)	(985)	(186)	(216)

Recoveries
Commercial	32	26	17	21	22
Commercial real estate	1	1	1	4	4
Consumer	12	14	16	22	25
Residential mortgage	1	1	1	2	1
Lease financing	3	2	2	2	1
Credit card	2

Total recoveries	49	44	37	51	55

Net charge-offs	(211)	(223)	(948)	(135)	(161)
Provision for credit losses	177	309	903	136	163
Acquisitions/(divestitures)	41	(81)
Reclassification to other assets due to FIN 46R	(1)
Net change in allowance for unfunded loan commitments and letters of credit	(6)	(14)	7	(3)	1

Allowance at end of year	$632	$673	$560	$598	$600

Allowance as a percent of period-end
Loans	1.85%	1.90%	1.47%	1.18%	1.21%
Nonperforming loans	238	218	265	185	206
As a percent of average loans
Net charge-offs (a)	.61	.60	2.12	.27	.31
Provision for credit losses (b)	.51	.83	2.01	.27	.31
Allowance for credit losses	1.82	1.81	1.25	1.20	1.14
Allowance as a multiple of net charge-offs (a)	3.00	x	3.02	x	.59	x	4.43	x	3.73	x

(a)	Excluding $804 million of net charge-offs in 2001 related to the institutional lending repositioning initiative, net charge-offs would be .32% of average loans and the allowance as a multiple of net charge-offs would be 3.89x.
(b)	Excluding $714 million of provision in 2001 related to the institutional lending repositioning initiative, provision for credit losses would be .42% of average loans.

The following table presents the allocation of allowance for credit losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, the unallocated portion of the allowance for credit losses has been assigned to loan categories based on the relative specific and pool allocation amounts. At December 31, 2003, the unallocated portion was $116 million.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	2003		2002		2001		2000		1999
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$514	41.6%	$504	42.3%	$392	40.0%	$467	41.9%	$447	43.2%
Commercial real estate	34	5.3	52	6.4	63	6.3	44	5.1	52	5.5
Consumer	28	33.5	28	27.8	39	24.1	43	18.0	51	18.8
Residential mortgage	7	8.5	10	11.0	8	16.8	9	26.2	11	25.2
Lease financing and other	49	11.1	79	12.5	58	12.8	35	8.8	39	7.3

Total	$632	100.0%	$673	100.0%	$560	100.0%	$598	100.0%	$600	100.0%

SHORT-TERM BORROWINGS

Federal funds purchased include overnight borrowings and term federal funds, which are payable at maturity. Repurchase agreements generally have maturities of 18 months or less. The bank notes of the Corporation mature in May 2005. The commercial paper is issued in maturities not to exceed 270 days. Other short-term borrowings primarily consist of U.S. Treasury, tax and loan borrowings, which are payable on demand. At December 31, 2003, 2002 and 2001, $3.2 billion, $2.4 billion and $2.4 billion, respectively, notional value of interest rate swaps were designated to borrowed funds. The effect of these swaps is included in the rates set forth in the following table.

SHORT-TERM BORROWINGS

	2003		2002		2001
Dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
Year-end balance	$169.96%		$38	1.06%	$167	1.52%
Average during year	904	1.11	551	1.63	2,057	4.42
Maximum month-end balance during year	2,358		3,563		2,817
Repurchase agreements
Year-end balance	1,081.96		814	1.28	954	1.56
Average during year	1,110	1.08	956	1.46	980	3.37
Maximum month-end balance during year	1,254		1,121		1,247
Bank notes
Year-end balance	749	1.37	1,854	1.63	3,600	2.68
Average during year	1,099	1.57	2,514	2.06	4,273	4.70
Maximum month-end balance during year	1,853		2,801		5,513
Commercial paper
Year-end balance	2,226	1.14			50	1.92
Average during year	1,232	1.14	176	1.70	186	4.84
Maximum month-end balance during year	2,570		499		579
Other
Year-end balance	93	3.54	147	2.58	194	2.36
Average during year	109	3.30	135.78		175	4.02
Maximum month-end balance during year	162		379		833

LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2003 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$6,220	$6,839	$1,104	$14,163
Real estate projects	745	619	28	1,392

Total	$6,965	$7,458	$1,132	$15,555

Loans with
Predetermined rate	$575	$949	$406	$1,930
Floating rate	6,390	6,509	726	13,625

Total	$6,965	$7,458	$1,132	$15,555

At December 31, 2003, $4.3 billion notional value of interest rate swaps, caps and floors designated to commercial loans altered the interest rate characteristics of such loans. The basis adjustment related to fair value hedges for commercial loans is included in the above table.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $346 million at December 31, 2003, substantially all of which are in denominations of $100,000 or more. The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2003 – in millions	Certificates of Deposit
Three months or less	$469
Over three through six months	244
Over six through twelve months	308
Over twelve months	825

Total	$1,846

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2003 Quarter
First	$45.950	$41.630	$42.380	$.48
Second	50.110	42.060	48.810	.48
Third	50.170	46.410	47.580	.48
Fourth	55.550	47.630	54.730	.50

Total				$1.94

2002 Quarter
First	$62.800	$52.500	$61.490	$.48
Second	61.490	49.600	52.280	.48
Third	52.750	32.700	42.170	.48
Fourth	44.230	36.020	41.900	.48

Total				$1.92

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previously reported.

(b) None.

ITEM 9A – CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, nominees, audit committees and audit committee financial experts, and shareholder nominations required by this item is set forth under the caption “Election of Directors – Information Concerning Nominees,” “Transactions Involving Directors and Executive Officers – Family Relationships,” “Corporate Governance at PNC – The Audit Committee,” and “Corporate Governance at PNC – Shareholder Proposals and Nominations” in the Proxy Statement filed for the annual meeting of shareholders to be held on April 27, 2004 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the annual meeting of shareholders to be held on April 27, 2004 and is incorporated herein by reference.

Information regarding executive officers of the Corporation is included in Part I of this Report under the caption “Executive Officers of the Registrant.”

The Corporation’s Code of Business Conduct and Ethics is available at PNC’s website. The Corporation’s internet address is www.pnc.com. In addition, any future amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics that applies to PNC’s directors or executive officers (including the Chief Executive Officer, the Chief Financial Officer, the Directors of Finance and the Controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Corporate Governance at PNC – Compensation of Directors” and “Compensation of Executive Officers,” excluding the information set forth under the caption “Personnel and Compensation Committee Report,” in the Proxy Statement filed for the annual meeting of shareholders to be held on April 27, 2004 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the captions “Security Ownership of Directors, Nominees and Executive Officers” and “Security Ownership of Certain Beneficial Owners” under the heading “Security Ownership of Directors, Nominees and Executive Officers” in the Proxy Statement filed for the annual meeting of shareholders to be held on April 27, 2004 and is incorporated herein by reference.

Information regarding the Corporation’s compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2003 is included in the table which follows. Additional information regarding these plans is included in Note 24 Stock-Based Compensation Plans of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2003

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)
Stock Options	18,389,857	$53.67
Incentive Share Awards (Note 2)	659,250	N/A

Subtotal	19,049,107		19,608,842

1996 Executive Incentive Award Plan
Incentive Awards		N/A	223,994
Employee Stock Purchase Plan		(Note 3)	1,814,439
1992 Director Share Incentive Plan		N/A	373,514

Total approved by security holders	19,049,107		22,020,789

Equity compensation plans not approved by security holders	None	N/A	None

Total	19,049,107		22,020,789

N/A –	not applicable
Note 1 –	The maximum number of shares that may be issued or as to which grants or awards may be made under the Incentive Plan (excluding shares issued pursuant to grants or awards made prior to February 20, 1997) is (i) 10,141,853 shares plus (ii) as of January 1 of each calendar year commencing with 1998 an additional number of shares equal to 1.5% of the total issued shares of common stock (including reacquired shares) at the end of the immediately preceding calendar year. However, no more than 3% of the total issued shares of common stock (including reacquired shares) at the end of the immediately preceding calendar year is cumulatively available for grants and awards made in any calendar year. In addition, incentive share awards granted during any calendar year may not exceed 20% of the maximum number of shares available for grants and awards made during such calendar year.
Note 2 –	These incentive share awards provide for the issuance of shares of common stock upon the achievement of one or more financial and other performance goals. This number reflects the maximum number of shares that could be issued under these awards.
Note 3 –	95% of the fair market value on the last day of each six-month offering period.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Transactions Involving Directors and Executive Officers” in the Proxy Statement filed for the annual meeting of shareholders to be held on April 27, 2004 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Auditors,” excluding the information set forth under the caption “Report of the Audit Committee,” in the Proxy Statement filed for the annual meeting of shareholders to be held on April 27, 2004 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The consolidated financial statements of the Corporation required in response to this Item are incorporated by reference from Item 8 of this Report. No financial statement schedules are being filed.

The report of the Corporation’s former independent auditors follows:

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT AUDITORS

Shareholders and Board of Directors

The PNC Financial Services Group, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of The PNC Financial Services Group, Inc. and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of The PNC Financial Services Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The PNC Financial Services Group, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 1, 2002

REPORTS ON FORM 8-K As described in PNC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Corporation filed Current Reports on Form 8-K (“Form 8-K”) on October 1, 2003, October 16, 2003 (two reports) and November 3, 2003. In addition, the Corporation filed the following Reports on Form 8-K during and subsequent to the fourth quarter of 2003 through the filing date of this Form 10-K on the dates indicated:

November 19, 2003

Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation to investors by certain executives of PNC in connection with the Merrill Lynch Banking & Financial Services Investor Conference in New York, New York. A copy of the electronic slides and related material used with this presentation was furnished as an Exhibit to this Form 8-K.

December 2, 2003

Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation to investors by certain executives of PNC in connection with the Goldman Sachs Bank CEO Conference in New York, New York. A copy of the electronic slides and related material used with this presentation was furnished as an Exhibit to this Form 8-K.

January 21, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding the Corporation’s release of fourth quarter and full year 2003 earnings. A copy of PNC’s earnings press release was furnished as an Exhibit to this Form 8-K.

January 21, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding supplementary financial information provided on the Corporation’s website in connection with its January 21, 2004 release of fourth quarter and full year 2003 earnings and related investor conference call. A copy of this supplementary financial information was furnished as an Exhibit to this Form 8-K.

March 10, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation to investors by the Chairman and Chief Executive Officer of PNC in connection with the Sandler O’Neill & Partners, L.P. West Coast Financial Services Conference in Carlsbad, California. A copy of the electronic slides and related material used with this presentation was furnished as an Exhibit to this Form 8-K.

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
William S. Demchak
Vice Chairman and Chief Financial Officer
March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 12, 2004.

Signature	Capacities

/s/ James E. Rohr James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William S. Demchak William S. Demchak	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Samuel R. Patterson	Controller (Principal Accounting Officer)
Samuel R. Patterson

* Paul W. Chellgren; Robert N. Clay; J. Gary Cooper; George A. Davidson, Jr.; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Thomas H. O’Brien; Jane G. Pepper; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; Milton A. Washington; and Helge H. Wehmeier	Directors

*By:	/s/ Thomas R. Moore
Thomas R. Moore, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +
3.1	Articles of Incorporation of the Corporation, as amended and restated as of April 24, 2001.	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
3.2	By-Laws of the Corporation, as amended and restated.	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”).
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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series A.	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.3	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B.	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.4	Terms of $1.60 Cumulative Convertible Preferred Stock, Series C.	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.5	Terms of $1.80 Cumulative Convertible Preferred Stock, Series D.	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.6	Terms of Series G Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
4.7	Rights Agreement between the Corporation and The Chase Manhattan Bank dated May 15, 2000.	Incorporated herein by reference to Exhibit 1 to the Corporation’s Report on Form 8-A filed May 23, 2000.
4.8	First Amendment to Rights Agreement between the Corporation, The Chase Manhattan Bank, and Computershare Investor Services, LLC dated January 1, 2003.	Incorporated herein by reference to Exhibit 4.8 of the Corporation’s 2002 Form 10-K.
10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended.	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*
10.2	The Corporation’s ERISA Excess Pension Plan, as amended as of January 1, 1999.	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (“1999 Form 10-K”). *
10.3	The Corporation’s Key Executive Equity Program, as amended.	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. *

E-1

10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended as of January 1, 1999.	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 1999 Form 10-K. *
10.5	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended.	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2002 Form 10-K.*
10.6	The Corporation’s 1996 Executive Incentive Award Plan, as amended.	Filed herewith.*
10.7	PNC Bank Corp. and Affiliates Deferred Compensation Plan, as amended and restated.	Filed herewith.*
10.8	Form of Change in Control Severance Agreement.	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996 (“1996 Form 10-K”). *
10.9	Forms of Amendment to Change in Control Severance Agreements.	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000. *
10.10	Forms of Second Amendment to Change in Control Severance Agreements.	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.*
10.11	1992 Director Share Incentive Plan.	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1999 Form 10-K. *
10.12	The Corporation’s Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. *
10.13	The Corporation’s Outside Directors Deferred Stock Unit Plan.	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 1999 Form 10-K. *
10.14	Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee.	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s 2002 Form 10-K*.
10.15	Employment Agreement between the Corporation and Joseph J. Whiteside.	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2002 Form 10-K*.
10.19	The Corporation’s Employee Stock Purchase Plan, as amended.	Incorporated herein by reference to Exhibit 10.19 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.20	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan.	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2002 (“BlackRock Third Quarter 2002 Form 10-Q”).
10.21	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.	Incorporated by reference to the BlackRock Third Quarter 2002 Form 10-Q.
10.22	Initial Public Offering Agreement, dated September 30, 1999, among BlackRock, Inc., The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.	Incorporated by reference to BlackRock, Inc.’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999.
10.23	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and BlackRock, Inc.	Incorporated by reference to the BlackRock Third Quarter 2002 Form 10-Q.
10.24	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates.	Incorporated by reference to BlackRock, Inc.’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999.
10.25

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates.

Incorporated by reference to the BlackRock Third Quarter 2002 Form 10-Q.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.	Filed herewith.
21	Schedule of Certain Subsidiaries of the Corporation.	Filed herewith.

E-2

23.1	Consent of Deloitte & Touche LLP, independent auditors for the Corporation.	Filed herewith.
23.2	Consent of Ernst & Young LLP, former independent auditors for the Corporation.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
32.2	Certification of Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Agreement between The PNC Financial Services Group, Inc. and Federal Reserve Bank of Cleveland.	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated July 18, 2002.
99.2	Termination of Agreement between The PNC Financial Services Group, Inc. and the Federal Reserve Bank of Cleveland.	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (“Third Quarter 2003 Form 10-Q”).
99.3	Form of Agreement between PNC Bank, National Association and Office of the Comptroller of the Currency.	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K dated July 18, 2002.
99.4	Termination of Agreement between PNC Bank, National Association and the Office of the Comptroller of the Currency.	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Third Quarter 2003 Form 10-Q.
99.5

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order.

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated July 18, 2002.
99.6	Deferred Prosecution Agreement between PNC ICLC Corp. and the United States Department of Justice.	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated June 2, 2003.
99.7	The Corporation’s Incentive Savings Plan, as amended as of January 1, 2001.	Incorporated by reference to Exhibit (10.16) (10.17) (10.18) of the Corporation’s 2002 Form 10-K.
99.8	First Amendment to the Corporation’s Incentive Savings Plan.	Incorporated by reference to Exhibit (10.16) (10.17) (10.18) of the Corporation’s 2002 Form 10-K.
99.9	Second Amendment to the Corporation’s Incentive Savings Plan.	Incorporated by reference to Exhibit (10.16) (10.17) (10.18) of the Corporation’s 2002 Form 10-K.
99.10	Third, Fourth and Fifth Amendments to the Corporation’s Incentive Savings Plan.	Filed herewith.
99.11	Agreement and Plan of Merger, dated as of August 21, 2003, by and among the Corporation, United National Bancorp and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report of Form 8-K dated September 2, 2003.

+	Incorporated document references to filings by the Corporation are to SEC File No. 1-9718.
*	Denotes management contract or compensatory plan.

Copies of these Exhibits may be obtained electronically at the SEC’s home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 450 Fifth Street NW, Washington, D.C. 20549. Copies may also be obtained by any shareholder, without charge, upon written request addressed to Computershare Investor Services, Post Office Box 3504, Chicago, Illinois 60690-3504, by calling (800) 982-7652 or via e-mail at web.queries@computershare.com.

E-3