Form 10-Q
period 2004-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2004-05-10
CIK 713676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-09718

The PNC Financial Services Group, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices)

(Zip Code)

(412) 762-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

As of April 30, 2004, there were 282,033,350 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2004 First Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2004	2003
FINANCIAL PERFORMANCE
Revenue
Net interest income (taxable-equivalent basis) (a)	$497	$506
Noninterest income	911	795

Total revenue	$1,408	$1,301

Net income	$328	$262

Per common share
Diluted earnings	$1.15	$.92

Cash dividends declared	$.50	$.48

SELECTED RATIOS
Return on
Average common shareholders’ equity	18.84%	15.76%
Average assets	1.81	1.61
Net interest margin	3.30	3.76
Noninterest income to total revenue	65	61
Efficiency	64	66

See page 37 for a glossary of certain terms used in this report.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets has been increased to make them fully equivalent to other taxable interest income investments. A reconciliation of net interest income as reported in the Consolidated Statement of Income to net interest income on a taxable-equivalent basis follows (in millions):

	Three months ended March 31
	2004	2003
Net interest income, GAAP basis	$494	$503
Taxable-equivalent adjustment	3	3

Net interest income, taxable-equivalent basis	$497	$506

Unaudited	March 31 2004	December 31 2003	March 31 2003
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$74,115	$68,168	$68,619
Earning assets	61,572	56,361	56,205
Loans, net of unearned income	37,519	34,080	35,245
Allowance for credit losses	604	632	680
Securities	16,941	15,690	14,973
Loans held for sale	1,548	1,400	1,702
Deposits	48,125	45,241	47,081
Borrowed funds	13,722	11,453	8,534
Allowance for unfunded loan commitments and letters of credit	90	90	77
Shareholders’ equity	7,230	6,645	6,792
Common shareholders’ equity	7,221	6,636	6,783
Book value per common share	25.61	23.97	24.05
Loans to deposits	78%	75%	75%

ASSETS UNDER MANAGEMENT (billions) (b)	$361	$354	$313

NONDISCRETIONARY ASSETS UNDER ADMINISTRATION (billions) (b)	$94	$87	$81

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$683	$667	$573
Custody assets	$411	$401	$347

CAPITAL RATIOS
Tier 1 Risk-based (c)	9.0%	9.5%	8.7%
Total Risk-based (c)	13.0	13.8	12.3
Leverage (c)	7.7	8.2	8.0
Shareholders’ equity to assets	9.76	9.75	9.90
Common shareholders’ equity to assets	9.74	9.73	9.89

ASSET QUALITY RATIOS
Nonperforming assets to loans, loans held for sale and foreclosed assets	.59%	.92%	1.10%
Nonperforming loans to loans	.49	.78	.95
Net charge-offs to average loans (for the three months ended)	.68	.57	.42
Allowance for credit losses to loans	1.61	1.85	1.93
Allowance for credit losses to nonperforming loans	330	238	203

(b)	Balance at March 31, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of Hawthorn and the expected resulting movement of approximately $6 billion from assets under management to nondiscretionary assets under administration.
(c)	Estimated for March 31, 2004.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read in conjunction with The PNC Financial Services Group, Inc. (“Corporation” or “PNC”) unaudited Consolidated Financial Statements and unaudited Statistical Information included herein and Items 6, 7 and 8 of the Corporation’s 2003 Annual Report on Form 10-K, (“2003 Form 10-K”). Certain prior period amounts have been reclassified to conform with the current year presentation. The term “loans” in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1 and 7 of the 2003 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance.

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

KEY STRATEGIC GOALS

PNC’s strategy to enhance shareholder value centers on achieving growth in the Corporation’s lines of business underpinned by prudent risk and capital management. In each of the Corporation’s business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. PNC strives to achieve such growth in its customer base by providing convenient banking options, leading technological systems, and a broad range of asset management products and services. The Corporation also intends to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding to new geographical markets.

PNC has in recent years managed its interest rate risk to achieve a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. PNC’s actions have created a balance sheet characterized by superior asset quality and significant flexibility to take advantage, where appropriate, of rising interest rates. The Corporation anticipates rising interest rates later in 2004, and expects the overall impact of such an environment to be beneficial.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

PNC’s financial performance is substantially affected by several external factors outside the Corporation’s control, including general economic conditions, loan demand, interest rates, the shape of the interest rate yield curve and the performance of the capital markets. In its response to these factors, PNC seeks a moderate risk profile in the management of its businesses in order to limit the risk of loss resulting from quickly changing market conditions. Instead, PNC focuses on the development and management of customer franchises in order to generate growth in revenue and earnings.

During the first quarter of 2004, PNC achieved success in growing its business segments, with customer growth and retention improving in a number of key areas. Management believes such growth enhances the overall value of the Corporation by increasing revenues that are less susceptible to changes in economic and market conditions. Noninterest income increased by 15% in the first quarter of 2004 compared with the first quarter of 2003, and noninterest income as a percentage of total revenue increased to 65% from 61% a year ago. These measures reflect, among other things, growth in fee-based customer revenues.

Economic factors, particularly low interest rates, continued to pressure net interest income. Loan demand increased slightly during the quarter, but remains sluggish. While the Corporation expects interest rates to rise and loan demand to increase in response to improving general economic conditions, the timing and magnitude of these increases cannot be predicted with certainty, and to some extent the benefits of rising interest rates and increases in loan demand will trail the improvements themselves. Therefore, PNC is not assuming significant benefits to its 2004 results from any improvements in these areas.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, PNC’s success for the remainder of 2004 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers;

•	Disciplined expense control and improved efficiency;

•	Maintaining strong overall asset quality; and

•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

Consolidated net income for the first three months of 2004 was $328 million or $1.15 per diluted share compared with $262 million or $.92 per diluted share for the first three months of 2003. Return on average common shareholders’ equity rose to 18.84% for the first quarter of 2004 compared with 15.76% for the first quarter of 2003, while return on average assets was 1.81% for the first three months of 2004 and 1.61% for the first three months of 2003.

PNC’s performance in the first quarter of 2004 reflected the following accomplishments:

•	Noninterest income grew 15% compared with the first quarter of 2003, driven in part by a 15% increase in assets under management. Assets under management totaled $361 billion at March 31, 2004 compared with $313 billion at March 31, 2003. Noninterest income also reflected a $34 million pre-tax gain related to the sale of the Corporation’s modified coinsurance contracts.

•	Average deposits totaled $47.3 billion, an increase of 7% over the first quarter of 2003.

•	The integration and systems conversion related to the previously announced acquisition of United National Bancorp (“United National”) during the first quarter of 2004 was completed on time and within budget.

•	Efficiency initiatives in 2004 and 2003 resulted in incremental expense savings of $47 million in the first quarter of 2004 compared with $16 million in the year-ago quarter.

•	A net profit was generated from private equity activities.

•	Asset quality strengthened further, as nonperforming loans as a percentage of loans fell to .49% at March 31, 2004 compared with .78% at December 31, 2003.

BALANCE SHEET HIGHLIGHTS

Total assets were $74.1 billion at March 31, 2004 compared with $68.2 billion at December 31, 2003. The increase in assets was primarily attributable to the acquisition of United National, an increase in securities held and the purchase of a portfolio of home equity loans.

Average interest-earning assets were $60.1 billion for the first quarter of 2004 compared with $54.0 billion for the first quarter of 2003. The increase in interest-earning assets was primarily attributable to the acquisition of United National and the impact of PNC’s adoption of FASB Interpretation No. (“FIN”) 46 (Revised 2003), Consolidation of Variable Interest Entities, in 2003.

Average total loans of $36.7 billion increased by $1.6 billion over the first quarter of 2003. The increase in average total loans was primarily attributable to the addition of $1.9 billion of loans from the acquisition of United National and growth in home equity loans, partially offset by declines in lease financing and commercial loans.

Average total deposits were $47.3 billion for the first quarter of 2004, an increase of $2.9 billion over the first quarter of 2003. The increase in deposits was primarily attributable to the acquisition of United National. Average total deposits represented 65% of total sources of funds for the first quarter of 2004 and 67% for the first quarter of 2003. Aggregate average interest-bearing demand and money market and average demand and other noninterest- bearing deposits were $34.8 billion for the first quarter of 2004 compared with $32.2 billion for the first quarter of 2003.

Average borrowed funds were $13.1 billion for the first quarter of 2004 and $8.7 billion for the first quarter of 2003. The addition of $1.2 billion of junior subordinated debentures at December 31, 2003 related to the deconsolidation of trust preferred securities under FIN 46R, the impact of United National, and the issuance of $600 million of subordinated notes in November 2003 contributed to this increase. The addition of commercial paper related to Market Street Funding Corporation (“Market Street”) resulting from the adoption of FIN 46 in 2003 also contributed to the increase in average borrowed funds compared with the first quarter of 2003. Market Street is a consolidated special purpose entity in which PNC holds no equity interest.

Shareholders’ equity totaled $7.2 billion at March 31, 2004, and $6.6 billion at December 31, 2003. The increase in total shareholders’ equity reflected the impact of first quarter earnings, the issuance of common stock in connection with the completion of the United National acquisition and higher other comprehensive income due to an increase in net unrealized securities gains, partially offset by stock repurchases.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings for the first quarter of 2004 were $326 million compared with $268 million for the first quarter of 2003. PNC’s business segments as reported in this Report reflect changes in the Corporation’s methodology for reporting business segment results as further described in the Corporation’s Current Report on Form 8-K dated April 5, 2004. See Note 16 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a generally accepted accounting principles (“GAAP”) basis.

Regional Community Banking

Regional Community Banking earnings totaled $102 million for the first quarter of 2004 compared with $106 million for the first quarter of 2003. First quarter 2004 earnings reflected an increased provision for credit losses due to management’s decision to change the charge-off policy related to smaller nonperforming commercial loans. Checking relationships as of March 31, 2004 increased 8% compared with the year-ago level, while home equity loans increased by 23% and demand deposit account balances grew by 16%. This increase was attributable to the acquisition of United National and focused efforts to grow and retain the customer base.

Wholesale Banking

Wholesale Banking reported first quarter 2004 earnings of $122 million, an increase of $28 million over the first quarter of 2003. The increase compared with the year-earlier quarter reflected lower provision for credit losses and higher net gains on loans held for sale related to the continued liquidation of the institutional lending repositioning portfolio that was established in 2001.

PNC Advisors

Earnings from PNC Advisors totaled $31 million for the first quarter of 2004 compared with $20 million for the first quarter of 2003. Increased earnings in the first quarter of 2004 reflected the impact of a $10 million pre-tax gain from the sale of certain investment consulting activities of Hawthorn, as well as higher revenues resulting from the impact of stronger equity markets and increased personal brokerage activity.

BlackRock

BlackRock’s earnings totaled $55 million for the first quarter of 2004 compared with $35 million for the first quarter of 2003. Stronger earnings were attributable to increased revenue resulting from a growing base of assets under management and to a $9 million after tax gain related to resolving a State of New York tax audit. BlackRock’s assets under management rose to $321 billion at March 31, 2004, an increase of 17% compared with the level at March 31, 2003. The increase was attributable to strong net new subscriptions and market appreciation.

BlackRock is approximately 71% owned by PNC and is consolidated into PNC’s financial statements. Accordingly, approximately 29% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Statement of Income. BlackRock financial information included in Item 2 of this Report is presented on a stand-alone basis. The market value of the BlackRock shares owned by PNC was approximately $2.7 billion at March 31, 2004.

PFPC

Earnings from PFPC totaled $16 million for the first quarter of 2004 compared with $13 million for the first quarter of 2003. The higher earnings compared with the prior year quarter were primarily attributable to growth in assets serviced and lower borrowing costs related to both retirement of debt outstanding and the refinancing of certain remaining debt obligations. PFPC’s accounting/administration and custody servicing assets increased 19% and 18%, respectively, as of March 31, 2004 compared with the balances at March 31, 2003. The increases were driven by improved equity market conditions, net new business and asset inflows from existing business.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME

Changes in net interest income and net interest margin result from the interaction among the volume and composition of earning assets, related yields and associated funding costs. Accordingly, portfolio size, composition and yields earned and funding costs can have a significant impact on net interest income and margin. See Balance Sheet Highlights in the Executive Summary section of Part I, Item 2 of this Report and Statistical Information-Average Consolidated Balance Sheet and Net Interest Analysis under Part I, Item 1 of this Report for additional information.

Taxable-equivalent net interest income totaled $497 million for the first quarter of 2004 compared with $506 million for the first quarter of 2003. See Consolidated Financial Highlights in this Financial Review for a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

The net interest margin for the first quarter of 2004 was 3.30%, a decline of 46 basis points compared with 3.76% for the first quarter of 2003. The following factors contributed to the decline in net interest margin:

•	The low interest rate environment that continued into the first quarter of 2004

•	Prepayments in the residential mortgage loan portfolio

•	Sales and maturities of securities that were replaced with lower yielding securities

•	The consolidation of variable interest entities (“VIEs”) due to the adoption of FIN 46 in 2003 increased taxable-equivalent net interest income by $2 million and increased average interest-earning assets by $2.0 billion but negatively impacted the net interest margin by 13 basis points. See Off-Balance Sheet Arrangements And Consolidated VIEs in this Financial Review for additional information.

•	At December 31, 2003, PNC deconsolidated the assets and liabilities of PNC Institutional Capital Trusts A and B and PNC Capital Trusts C and D based upon guidance included in FIN 46. The deconsolidation of these trusts removed $1.148 billion of mandatorily redeemable capital securities issued by these trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet. The interest expense related to the junior subordinated debentures totaled $20 million for the first quarter of 2004 and negatively impacted the net interest margin by 13 basis points.

The acquisition of United National added $30 million of net interest income and 3 basis points to the net interest margin during the first quarter of 2004.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $12 million for the first quarter of 2004 and $36 million for the first quarter of 2003. The decrease in the provision for credit losses was due to the overall improvement in credit quality of the loan portfolio, which reflected a decline in nonperforming loans and a reduction in problems related to performing credits. See Allowance for Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Credit Risk Management portion of the Risk Management section of Item 2 of this Report for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Noninterest income totaled $911 million for the first three months of 2004 and $795 million for the first three months of 2003. With the exception of net securities gains, all major categories of noninterest income increased during the first quarter of 2004 compared with the first quarter of 2003 primarily due to a pre-tax gain related to the sale of PNC’s modified coinsurance contracts, improved equity market conditions and growth in checking relationships. The United National acquisition contributed $7 million to noninterest income for the first quarter of 2004.

Asset management and fund servicing fees aggregated $456 million for the first quarter of 2004, an increase of $56 million compared with combined asset management and fund servicing fees for the year-ago quarter. These increases reflected growth in assets managed and serviced as well as improved equity market conditions during the first quarter of 2004. Assets under management at March 31, 2004 totaled $361 billion, up $48 billion compared with the level at March 31, 2003 primarily due to growth in fixed income assets managed by BlackRock. PFPC provided accounting/administration services for $683 billion of net fund investment assets and provided custody services for $411 billion of fund investment assets at March 31, 2004, compared with $573 billion and $347 billion, respectively, at March 31, 2003. Net new business, improved equity market conditions and asset inflows from existing business all contributed to the increases in the PFPC statistics.

Service charges on deposits increased $2 million, to $59 million, during the first quarter of 2004 compared with the first quarter of 2003. The increase in service charges on deposits reflected growth in checking relationships, which increased 8% as of March 31, 2004 compared with March 31, 2003.

Brokerage fees of $58 million for the first three months of 2004 represented a $17 million increase compared with the first three months of 2003. The increase in brokerage fees reflected higher trading volumes that resulted from improved equity market conditions.

Consumer services fees totaled $63 million for the first quarter of 2004, an increase of $4 million compared with the prior year quarter. The increase was partially due to additional fees from debit card transactions that reflected higher transaction volumes in the current year quarter, partially offset by a decline in on-line banking fees as that product is now offered free of charge.

As previously reported, Visa settled litigation in 2003 with major retailers regarding pricing and usage of customer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks. Although PNC was not a defendant in the litigation, the settlement lowered future revenue from certain debit card transactions. The lost revenue impact to PNC for the first quarter of 2004 was approximately $3 million. As a result of subsequent changes in the pricing structure with Visa during 2004, the estimated lost revenue impact of the settlement for full year 2004 has been reduced to $9 million from $18 million.

Corporate services revenue increased $9 million, to $125 million, in the first three months of 2004 compared with the first three months of 2003. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale totaled $28 million in the 2004 quarter compared with $15 million in the prior year period. Decreases in various other corporate fees partially offset this increase in the comparison.

Equity management (private equity) net gains on portfolio investments were $7 million for the first quarter of 2004 compared with net losses of $4 million for the first quarter of 2003.

Net securities gains totaled $15 million for the first three months of 2004 compared with $56 million for the first three months of 2003. Net securities gains in the 2003 period included $25 million related to the liquidation of the three entities formed in 2001 in the PAGIC transactions.

Other noninterest income totaled $128 million for the first quarter of 2004 compared with $70 million for the first quarter of 2003. Other noninterest income for the 2004 quarter included a $34 million pre-tax gain related to the sale of the Corporation’s modified coinsurance contracts as discussed below, $15 million of private equity dividends and a $10 million pre-tax gain related to the sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors.

As previously reported and as required by the Financial Accounting Standards Board (“FASB”), effective October 1, 2003 PNC adopted the provisions of Derivatives Implementation Group Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“DIG B36”), for its annuity coinsurance agreements. The initial adoption of the provisions of DIG B36 to existing coinsurance agreements as of October 1, 2003 was reported in PNC’s Consolidated Statement of Income as the cumulative effect of an accounting change and reduced both fourth quarter and full year 2003 net income by $28 million, or $42 million before taxes. In addition to the impact of its initial adoption, the application of DIG B36 increased other noninterest income by $8 million in the fourth quarter of 2003. The 2003 Form 10-K provides further details on PNC’s use of modified coinsurance contracts. During the first quarter of 2004, the Corporation recognized a $34 million pre-tax gain on the sale of its modified coinsurance contracts. PNC continues to sell various annuity products from which it earns commission income.

PRODUCT REVENUE

Treasury management, capital markets and equipment leasing products offered through Wholesale Banking are marketed by several businesses across the Corporation. Treasury management revenue, which includes fees as well as revenue from customer deposit balances, totaled $88 million for the first quarter of 2004 compared with $91 million for the first quarter of 2003. The impact of a lower funds transfer pricing credit rate on corporate customer deposits more than offset the benefit of growth in customers and activity volumes. Consolidated revenue from capital markets totaled $32 million for the first three months of 2004, an increase of $5 million compared with the first three months of 2003. The increase was primarily the result of increased revenue from derivatives, loan syndications and foreign exchange. Consolidated revenue from equipment leasing products was $21 million for the first quarter of 2004 and $20 million for the first quarter of 2003.

As a component of its advisory services to clients, PNC provides a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include annuities, life, health, disability and commercial lines coverage. Client segments served by these insurance products include those in PNC Advisors, Regional Community Banking and Wholesale Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. PNC recognized revenue from its insurance sales activities of $15 million in the first three months of 2004 and $13 million in the first three months of 2003. The revenue increase was primarily due to an increase in annuity revenue.

NONINTEREST EXPENSE

Total noninterest expense was $895 million in the first three months of 2004 compared with $856 million in the first three months of 2003. The efficiency ratio was 64% for the first quarter of 2004 and 66% for the first quarter of 2003.

Noninterest expense for the first quarter of 2004 included the following:

•	Costs totaling $32 million related to the acquisition of United National, including $10 million of one-time costs. The impact of these costs was reflected in several noninterest expense line items in the Consolidated Statement of Income.

•	Expenses related to the adoption of FIN 46 in 2003 amounted to $15 million.

•	A $6 million impairment charge on an intangible asset related to the orderly liquidation of a particular fund managed by BlackRock.

Noninterest expense for the first quarter of 2003 included the following:

•	Costs totaling $29 million paid in connection with the liquidation of the three entities formed in 2001 in the PAGIC transactions, the impact of which was mostly offset by related net securities gains included in noninterest income in that quarter.

•	A facilities charge of $23 million related to leased space consistent with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

•	Distributions on capital securities of $14 million.

Apart from the effects of the items described above, noninterest expense for the first quarter of 2004 increased $67 million compared with the first quarter of 2003. This increase was driven by higher sales-based and stock-based incentive compensation, and higher expense accruals in 2004. These changes more than offset the benefit of lower pension expense in the comparison and a $31 million incremental benefit in the first three months of 2004 from efficiency initiatives.

Average full-time equivalent employees totaled approximately 23,800 in the first quarter of 2004 and 23,600 for the first quarter of 2003. The increase was primarily in Regional Community Banking, reflecting the United National acquisition, partially offset by a decrease at PFPC.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA

In millions	March 31 2004	December 31 2003
Assets
Loans, net of unearned income	$37,519	$34,080
Securities	16,941	15,690
Loans held for sale	1,548	1,400
Other	18,107	16,998

Total assets	$74,115	$68,168
Liabilities
Funding sources	$61,847	$56,694
Other	4,620	4,367

Total liabilities	66,467	61,061
Minority and noncontrolling interests in consolidated entities	418	462
Total shareholders’ equity	7,230	6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$74,115	$68,168

The Corporation’s Consolidated Balance Sheet is presented in Part I, Item 1 on page 41 of this Form 10-Q.

Total assets were $74.1 billion at March 31, 2004 compared with $68.2 billion at December 31, 2003. The increase in total assets was primarily attributable to the acquisition of United National and the purchase of approximately $660 million of home equity loans in the first quarter of 2004. Total funding sources at March 31, 2004 increased $5.1 billion from the balance at December 31, 2003 primarily due to higher deposits that reflected the impact of the United National acquisition and an increase in federal funds purchased.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans were $37.5 billion at March 31, 2004, a $3.4 billion increase from December 31, 2003 primarily due to the addition of $2.0 billion of loans from the acquisition of United National and the purchase of approximately $660 million of home equity loans in the first quarter of 2004.

Details Of Loans

In millions	March 31 2004	December 31 2003
Commercial
Retail/wholesale	$4,428	$4,197
Manufacturing	3,497	3,321
Service providers	1,956	1,822
Real estate related	1,432	1,303
Financial services	1,157	1,169
Communications	78	93
Health care	448	403
Other	2,020	1,855

Total commercial	15,016	14,163

Commercial real estate
Real estate projects	1,521	1,392
Mortgage	534	432

Total commercial real estate	2,055	1,824

Consumer
Home equity	11,160	9,790
Automobile	762	543
Other	1,261	1,099

Total consumer	13,183	11,432

Residential mortgage	3,537	2,886
Lease financing
Equipment	3,765	3,691
Vehicle	583	744

Total lease financing	4,348	4,435

Other	360	349
Unearned income	(980)	(1,009)

Total, net of unearned income	$37,519	$34,080

As the table above indicates, loan portfolio composition continued to be diversified among numerous industries and types of businesses. Loan portfolio composition is also diversified across PNC’s footprint.

As shown in the table below, wholesale commercial loan portfolio composition based on the total of loans and unfunded commitments remained concentrated in investment grade equivalent exposure and secured lending.

Wholesale Lending Statistics (a)

Dollars in millions	March 31 2004	December 31 2003
Portfolio composition-total exposure
Investment grade equivalent	53%	52%
Non-investment grade (secured lending)	24	25
Non-investment grade	23	23

Total	100%	100%

Client relationships >$50 million-total exposure	$12,000	$12,396
Client relationships >$50 million-customers	134	138

(a)	Includes amounts for customers of Market Street.

The equipment lease portfolio totaled $3.8 billion at March 31, 2004 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. Aggregate residual value at risk on the total commercial lease portfolio at March 31, 2004 was $1.2 billion. Steps have been taken to mitigate $.7 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. Approximately $.5 billion of this risk was unmitigated at March 31, 2004. PNC no longer enters into new cross-border lease transactions.

Proposals are currently pending before the United States Congress designed to change the tax treatment of cross-border lease transactions, possibly without grandfathering existing transactions such as those included in PNC’s portfolio. If such legislation were enacted, particularly if it did not grandfather the tax treatment of existing transactions, it could impact significantly the economics of PNC’s cross-border lease portfolio.

In addition, as part of the 1998-2000 audit of the Corporation’s consolidated federal income tax returns, the Internal Revenue Service (“IRS”) has proposed adjustments to the two lease-in, lease-out transactions into which PNC had entered. The proposed adjustments reverse the tax treatment of these transactions as reported on the tax returns as filed. The IRS has also verbally indicated that it intends to issue similar proposed adjustments to qualified technological equipment leases and lease-to-service contract transactions into which the Corporation had entered. PNC believes its reported treatment on the filed tax returns is supported by appropriate tax law and intends to pursue resolution of the matter through IRS administrative appeal remedies which are available. The result of pursuing the administrative appeal remedies cannot currently be predicted with certainty, although any resolution would most likely involve a change in the timing of tax deductions which, in turn, depending on the exact resolution, could significantly impact the economics of the subject transactions.

At March 31, 2004, PNC’s total loans included $550 million of vehicle leases, net of unearned income. PNC’s vehicle leasing business, which PNC is exiting, is comprised of vehicle leases with an aggregate residual value of $446 million and $137 million of estimated future customer lease payments. As of March 31 2004, the active vehicle leases scheduled to mature are as follows.

Vehicle Lease Maturity Schedule

Scheduled Maturity Date (a)	Number of Active Vehicle Leases	Associated Residual Values (b)
Remainder of 2004	14,000	$227
2005	11,000	157
2006	6,000	62

Total	31,000	$446

(a)	The approximate number of active leases scheduled to mature in 2007 is less than 100.
(b)	In millions.

PNC recognized a charge of $135 million in late 2001 in connection with the vehicle leasing business that included exit costs and additions to reserves related to insured residual value exposures. At March 31, 2004, the remaining reserve was $30 million, a decline of $3 million from the balance at December 31, 2003. Until the remaining leases mature or are otherwise liquidated, the Corporation will continue to be subject to risks inherent in the vehicle leasing business, including credit risk and the risk that vehicles returned during or at the conclusion of the lease term cannot be disposed of at a price at least equal to the Corporation’s remaining investment in the vehicles after application of any available residual value insurance or related reserves. The assumptions that were used to establish these reserves in 2001 are monitored and evaluated on an ongoing basis and were considered adequate at March 31, 2004.

Net Unfunded Commitments

In millions	March 31 2004	December 31 2003
Commercial	$17,420	$17,218
Consumer	6,822	5,713
Commercial real estate	920	767
Purchased customer receivables	890	911
Lease financing	98	82
Education loans	43	252
Institutional lending repositioning	9	85
Other	154	155

Total	$26,356	$25,183

The increase in consumer net unfunded commitments at March 31, 2004 compared with the balance at December 31, 2003 was primarily due to net unfunded commitments related to the first quarter 2004 purchase of a portfolio of home equity loans and the acquisition of United National.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.1 billion at March 31, 2004 and $6.4 billion at December 31, 2003.

Net outstanding standby letters of credit totaled $3.9 billion at March 31, 2004 and $4.0 billion at December 31, 2003. Standby letters of credit commit the Corporation to make payments on behalf of customers if specified future events occur.

At March 31, 2004, purchased customer receivables totaled $1.9 billion. Unfunded commitments related to purchased customer receivables totaled $890 million at March 31, 2004 and are included in the preceding table. This activity is conducted entirely through Market Street. See the Off-Balance Sheet Arrangements And Consolidated VIEs section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information regarding Market Street.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
March 31, 2004
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$4,084	$4,127
Mortgage-backed	5,727	5,721
Commercial mortgage-backed	3,573	3,690
Asset-backed	2,879	2,898
State and municipal	217	221
Other debt	47	48
Corporate stocks and other	229	234

Total securities available for sale	$16,756	$16,939

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2

Total securities held to maturity	$2	$2

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$3,416
Mortgage-backed	5,889	5,814
Commercial mortgage-backed	3,248	3,310
Asset-backed	2,698	2,692
State and municipal	133	135
Other debt	55	57
Corporate stocks and other	259	264

Total securities available for sale	$15,684	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2

Total securities held to maturity	$2	$2

Securities represented 23% of total assets at both March 31, 2004 and December 31, 2003. The increase in total securities compared with December 31, 2003 was primarily due to increases in United States Treasury and government agencies, commercial mortgage-backed and asset-backed securities.

At March 31, 2004, the securities available for sale balance included a net unrealized gain of $183 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million. The change in the fair value attributable to interest rates of securities available for sale reflects an inverse relationship with changes in interest rates. If interest rates rise after March 31, 2004, such movement, if sustained, will adversely impact the fair value of securities available for sale from the levels at March 31, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax. The expected weighted-average life of securities available for sale was 2 years and 5 months at March 31, 2004 and 2 years and 11 months at December 31, 2003.

Management estimates the effective duration (change in fair value given a change in interest rates) of securities available for sale is 2.5% for an immediate 50 basis points parallel increase in interest rates and 2.2% for an immediate 50 basis points parallel decrease in interest rates.

Mortgage-backed securities (“MBS”) comprise 34% of available for sale securities or $5.7 billion. These securities are predominantly CMOs (“collateralized mortgage obligations”) and securitized pools of hybrid adjustable rate mortgages. At March 31, 2004, the Corporation held less than $50 million of 30- and 15- year fixed-rate pass-through securities.

Securities classified as held to maturity relate to Market Street and are carried at amortized cost. The expected weighted-average life of securities held to maturity was 2 years and 4 months at March 31, 2004 and 2 years and 7 months at December 31, 2003.

LOANS HELD FOR SALE

Details Of Loans Held For Sale

In millions	March 31 2004	December 31 2003
Education loans	$1,180	$1,014
Total institutional lending repositioning	61	70
Other	307	316

Total loans held for sale	$1,548	$1,400

Substantially all education loans are classified as loans held for sale. Generally, education loans are sold when the loans go into repayment status.

During the first quarter of 2004 and 2003, the liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $28 million and $15 million, respectively. These gains are reflected in the results of the Wholesale Banking business segment.

OTHER ASSETS

The increase of $1.1 billion in “Assets—Other” in the preceding “Balance Sheet Data” table includes $567 million of goodwill recorded in the first quarter of 2004 in connection with the United National acquisition.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

In millions	March 31 2004	December 31 2003
Deposits
Demand and money market	$35,347	$34,259
Retail certificates of deposit	8,676	8,142
Savings	2,440	2,114
Other time	805	380
Time deposits in foreign offices	857	346

Total deposits	48,125	45,241

Borrowed funds
Federal funds purchased	2,648	169
Repurchase agreements	1,279	1,081
Bank notes and senior debt	2,829	2,823
Federal Home Loan Bank borrowings	703	1,115
Subordinated debt	3,837	3,729
Commercial paper	1,934	2,226
Other borrowed funds	492	310

Total borrowed funds	13,722	11,453

Total	$61,847	$56,694

Total deposits increased $2.9 billion from December 31, 2003. This increase was primarily attributable to the acquisition of United National. Total borrowed funds increased $2.3 billion from December 31, 2003 primarily due to an increase in federal funds purchased.

Total shareholders’ equity was $7.2 billion at March 31, 2004 compared with $6.6 billion at December 31, 2003. The increase in total shareholders’ equity reflected the impact of first quarter earnings, the issuance of common stock in connection with the completion of the United National acquisition as noted below and higher other comprehensive income due to net unrealized securities gains, partially offset by stock repurchases. See Note 15 Shareholders’ Equity And Comprehensive Income in the Notes to Consolidated Financial Statements of Item 1 of this Report for additional information.

Common shares outstanding at March 31, 2004 were 282 million, an increase of five million over December 31, 2003, principally due to the issuance of common shares for the acquisition of United National.

As previously reported, in February 2004 the PNC board of directors authorized the Corporation to repurchase up to 20 million shares of common stock. The new repurchase program is a replacement and continuation of the prior repurchase program. During the first quarter of 2004, the Corporation purchased 2.2 million common shares at a total cost of $125 million. The extent and timing of share repurchases during the remainder of the program will depend on a number of factors, including, among others, market and general economic conditions, regulatory and economic capital considerations, alternative uses of capital and the potential impact on PNC’s credit rating.

Risk-Based Capital

Dollars in millions	March 31 2004	December 31 2003
Capital components
Shareholders’ equity
Common	$7,221	$6,636
Preferred	9	9
Trust preferred capital securities (a)	1,194	1,148
Minority interest	249	246
Goodwill and other intangibles	(3,106)	(2,498)
Net unrealized securities gains	(120)	(3)
Net unrealized gains on cash flow hedge derivatives	(52)	(48)
Equity investments in nonfinancial companies	(34)	(34)
Other, net	(18)	(19)

Tier 1 risk-based capital	5,343	5,437
Subordinated debt	1,692	1,742
Eligible allowance for credit losses	694	716
Other, net		2

Total risk-based capital	$7,729	$7,897

Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$59,565	$57,271
Adjusted average total assets	69,834	66,591

Capital ratios
Tier 1 risk-based (b)(c)	9.0%	9.5%
Total risk-based (b)(c)	13.0	13.8
Leverage (b)	7.7	8.2

(a)	See Note 5 Capital Securities of Subsidiary Trusts in the Notes to Consolidated Financial Statements of Item 1 of this Report regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at March 31, 2004 and December 31, 2003 based upon guidance provided to bank holding companies from the Federal Reserve.
(b)	Estimated for March 31, 2004.
(c)	Regulatory capital relief has been granted through July 1, 2004 with respect to consolidation of the Market Street conduit.

The capital position is managed through balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

The access to, and cost of, funding new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At March 31, 2004, each banking subsidiary of the Corporation was considered “well capitalized” based on regulatory capital ratio requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONSOLIDATED VIES

As is the case with most larger financial services companies, PNC conducts a portion of its business activities through limited purpose entities known as “special purpose entities.” Most of these activities involve financial products distributed to customers, trust and custody services, and processing and funds transfer services. The amounts involved in these activities can be quite large in relation to the Corporation’s assets, equity and earnings. While some of these special purpose entities are not included on PNC’s Consolidated Balance Sheet, under FIN 46 those special purpose entities defined as “variable interest entities” (“VIEs”) and for which the Corporation is considered the primary beneficiary must be consolidated by PNC for financial reporting purposes.

PNC is considered the primary beneficiary and consolidates the following VIEs under the provisions of FIN 46:

•	Market Street, a multi-seller asset-backed commercial paper conduit, is independently owned and managed. PNC holds no ownership interest in Market Street.

PNC Bank, N.A. provides credit enhancement, liquidity facilities and certain administrative services to Market Street. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a credit loan facility with a five-year term expiring on March 25, 2009. At March 31, 2004, approximately $86 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of March 31, 2004. An additional $257 million was provided by a major insurer.

Also at March 31, 2004, Market Street had committed liquidity facilities available supporting individual pools of receivables totaling $2.9 billion, of which $2.5 billion was provided by PNC Bank, N.A. Program administrator and commitment fees associated with Market Street of $2.0 million and $.6 million, respectively, for the three months ended March 31, 2004 were eliminated in PNC’s Consolidated Statement of Income for the three months ended March 31, 2004. All of Market Street’s assets at March 31, 2004 collateralize its commercial paper obligations. Neither creditors nor equity investors in Market Street have any recourse to the general credit of PNC.

The consolidation of Market Street was reflected in the Wholesale Banking business segment.

•	Certain equity investments made by PNC in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code.

Also consolidated were certain entities in which PNC, as a national syndicator of affordable housing equity, serves as the general partner (together with the aforementioned low income housing tax credit limited partnership investments, the “LIHTC investments”) and no other entity owns a majority of the limited partnership interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to the general credit of PNC.

The consolidation of the LIHTC investments was reflected in the Wholesale Banking business segment and increased PNC’s total assets by $.4 billion and total liabilities by $.2 billion at both March 31, 2004 and December 31, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in “Other assets” of $.4 billion, “Borrowed funds” of $.1 billion, “Other liabilities” of $.1 billion and “Minority and noncontrolling interests in consolidated entities” of $.2 billion at both March 31, 2004 and December 31, 2003.

•	A strategic joint venture, previously treated as an equity method investment, was consolidated by BlackRock, a majority-owned subsidiary of PNC, in the first quarter of 2004 as BlackRock’s management concluded that BlackRock was the primary beneficiary. Assets of $11 million, liabilities of $5 million and minority interest of $4 million were consolidated on January 1, 2004.

The following represent significant off-balance sheet arrangements that have not been consolidated at either March 31, 2004 or December 31, 2003, as PNC is not considered the primary beneficiary:

•	BlackRock, a majority-owned subsidiary of PNC, acts as collateral manager for six collateralized debt obligation funds (“CDOs”). The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity ranging from eight to twelve years when issued. At March 31, 2004, the aggregate assets and debt of the CDOs were $2.8 billion and $2.4 billion, respectively. BlackRock’s equity ownership, which represents the extent of BlackRock’s risk of loss, was approximately $13 million at March 31, 2004. Neither creditors nor equity investors in the funds have any recourse to the general credit of BlackRock or PNC. PNC’s maximum exposure to loss as a result of its equity in these funds, consisting of its ownership percentage of BlackRock’s equity investment and investments in funds held by another PNC subsidiary, was approximately $34 million at March 31, 2004.

•	BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which the entity has retained interests. These trusts purchase fixed-rate, long-term, highly rated municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. This entity, including the trusts, had assets and debt of $689 million and $449 million, respectively, at March 31, 2004. BlackRock’s equity ownership was $11 million at March 31, 2004 and therefore its maximum exposure to loss from its equity in this entity was $11 million.

•	PNC is considered to have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. PNC does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. These entities had total assets of $41 million at both March 31, 2004 and December 31, 2003. PNC uses the equity method to account for its investment in these entities. PNC had $5 million recorded as its investment at March 31, 2004 and no unfunded commitments to these entities; as a result, its maximum potential loss resulting from its investment in these partnerships is $5 million.

The Corporation has subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of its equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. At March 31, 2004, both aggregate assets and equity in the fund were approximately $60 million. The comparable amounts at December 31, 2003 were $53 million and $52 million, respectively. PNC’s ownership interest in the fund was approximately $15 million at March 31, 2004, which represents its maximum exposure to loss from its investment in this fund. Under the transition guidance in FIN 46, application of the provisions of the interpretation has been deferred for companies that follow specialized accounting for investment companies pending further action by the FASB.

Also, as previously reported in the 2003 10-K, a number of private investment funds, organized as limited partnerships, were managed by the Hawthorn division of PNC Advisors (“Private Funds”) and represented off-balance sheet arrangements as of December 31, 2003. The management of these Private Funds was transferred as part of the sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors during the first quarter of 2004, and PNC no longer had an ownership interest in the Private Funds at March 31, 2004.

REVIEW OF BUSINESSES

PNC operates five major businesses engaged in banking, asset management and global fund processing services. Banking businesses include regional community banking, wholesale banking and wealth management. Treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives trading and loan syndications; and equipment leasing products are offered through Wholesale Banking and sold by several businesses across the Corporation.

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

As more fully described in the Corporation’s Current Report on Form 8-K dated April 5, 2004, PNC changed its financial reporting for its business segments for first quarter 2004 reporting and restated all prior period amounts to conform with the new methodology. The principal changes to PNC’s segment reporting are as follows:

•	The assignment of securities or funds to balance net assets for each business segment has been replaced with a funds transfer pricing methodology.

•	The impact of the Corporation’s asset and liability management function has been removed from the business segments and is now reflected in the results of “Other.”

•	The Wholesale Banking business segment captures the results that were previously reported separately as Corporate Banking, PNC Real Estate Finance and PNC Business Credit to more accurately reflect the manner in which this business is now managed.

•	A new capital measurement methodology based on the concept of economic capital has been implemented for Regional Community Banking, Wholesale Banking, PNC Advisors and PFPC. However, capital assigned to Regional Community Banking was increased to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public financial statement disclosures.

The allowance for credit losses is allocated based on management’s assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in the “Other” category in the table below. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), corporate overhead and intercompany eliminations. Business segment results, including inter-segment revenues, are included in Note 16 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

“Other Information” included in the tables that follow is presented as of period end, except for net charge-offs, net gains (losses) on loans held for sale and average full-time equivalent employees (FTEs), which represent amounts for the periods presented. FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts are not restated for organizational changes.

RESULTS OF BUSINESSES

	Earnings (Loss)		Revenue (a)		Return on Capital (b)		Average Assets (c)
Three months ended March 31 - dollars in millions	2004	2003	2004	2003	2004	2003	2004	2003
Banking businesses
Regional Community Banking	$102	$106	$501	$446	17%	19%	$20,792	$16,221
Wholesale Banking	122	94	317	324	26	19	21,847	20,006
PNC Advisors	31	20	170	146	38	25	2,660	2,767

Total banking businesses	255	220	988	916			45,299	38,994

Asset management and fund processing businesses
BlackRock	55	35	182	143	31	22	909	836
PFPC	16	13	203	193	23	17	1,979	1,865

Total asset management and Fund processing businesses	71	48	385	336			2,888	2,701

Total business segment results	326	268	1,373	1,252			48,187	41,695
Other	18	5	35	49			24,836	24,260
Minority interest in income of BlackRock	(16)	(11)

Total consolidated (a)	$328	$262	$1,408	$1,301	19	16	$73,023	$65,955

(a)	Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC, which are presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis follows:

Three months ended March 31 - in millions	2004	2003
Total consolidated revenue, book (GAAP) basis	$1,405	$1,298
Taxable-equivalent adjustment	3	3

Total consolidated revenue, taxable-equivalent basis	$1,408	$1,301

(b)	Percentages for BlackRock reflect return on equity.
(c)	Period-end balances for BlackRock.

REGIONAL	COMMUNITY BANKING

Three months ended March 31 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$333	$292
Noninterest income
Service charges on deposits	57	54
Investment products	29	28
Other	82	72

Total noninterest income	168	154

Total revenue	501	446
Provision for credit losses	29	6
Noninterest expense
Staff expense	136	122
Net occupancy and equipment	68	63
Other	108	88

Total noninterest expense	312	273

Pretax earnings	160	167
Income taxes	58	61

Earnings	$102	$106

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$9,478	$7,675
Indirect	774	438
Other consumer	682	546

Total consumer	10,934	8,659
Commercial	3,901	3,211
Floor plan	947	844
Residential mortgage	813	536
Other	28	24

Total loans	16,623	13,274
Goodwill	994	402
Loans held for sale	1,115	1,197
Other assets	2,060	1,348

Total assets	$20,792	$16,221

Deposits
Noninterest-bearing demand	$6,244	$5,264
Interest-bearing demand	6,920	6,112
Money market	12,356	12,361

Total transaction deposits	25,520	23,737
Savings	2,508	1,976
Certificates of deposit	8,565	9,360

Total deposits	36,593	35,073
Other liabilities	432	190
Capital	2,362	2,251

Total funds	$39,387	$37,514

PERFORMANCE RATIOS
Return on capital	17%	19%
Noninterest income to total revenue	34	35
Efficiency	62	61

Regional Community Banking earnings were $102 million for the first quarter 2004 compared with $106 million for the first quarter 2003. Increases in the contribution of the core business were offset by the impact of a change in the charge-off policy for recognizing charge-offs on smaller nonperforming commercial loans and one-time costs associated with the integration of United National.

Highlights of first quarter 2004 performance for Regional Community Banking include:

•	The addition of United National increased the size of the customer base by 3% and expanded the reach of the branch network by an additional 47 locations in the New Jersey and northeast Pennsylvania markets.

•	Total consumer and small business checking relationships increased 8% as of March 31, 2004 compared with the total at March 31, 2003, with the addition of United National accounting for 3% of this increase.

•	Active use of consumer checking services continued to improve as active debit cards increased 9% and on-line banking and bill pay usage increased 24% and 108%, respectively.

•	The growth in checking relationships drove a 16% increase in average demand deposits compared with the first quarter of 2003.

•	Relationship-based lending activities (home equity, small business and dealer relationships) generated 54% of the $3.3 billion increase in average loan balances. The acquisition of United National and the purchase of a home equity loan portfolio were also significant drivers.

•	Branch network expansion in attractive markets continued with the opening of 8 new traditional branch and Stop and Shop supermarket locations since early December 2003.

Total revenue was $501 million for the first quarter 2004 compared with $446 million for the same period last year. Taxable-equivalent net interest income increased $41 million primarily due to a 25% increase in average loan balances. The combined impact of the United National acquisition and the newly purchased home equity loan portfolio resulted in $33 million of the revenue increase.

Noninterest income increased $14 million in first quarter of 2004 compared with the first quarter of 2003. United National increased fee revenue by $7 million. Deposit-related fees and debit card revenue increased by $2 million due to the growth in checking relationships and usage activity. Revenue growth from consumer investment and insurance products and from merchant services for business retailers also contributed to the increase.

The provision for credit losses increased $23 million for the first three months of 2004 compared with the first three months of 2003 primarily due to management’s decision to change the charge-off policy related to smaller nonperforming commercial loans. Excluding the impact of this change, overall credit quality indicators showed continued improvement.

Noninterest expense increased $39 million or 14% in the first quarter of 2004 compared with the first quarter of 2003. Noninterest expense included $32 million of costs related to the acquisition of United National, including $10 million of costs considered “one-time” in nature. The remaining increase was primarily due to investments in branch staffing and facilities and higher marketing expenses.

Three months ended March 31 Dollars in millions	2004	2003
OTHER INFORMATION
Total nonperforming assets (a)	$75	$83
Net charge-offs (b)	$32	$11
Annualized net charge-off %	.77%	.34%
Home equity portfolio credit statistics:
% of first lien positions	50%	43%
Weighted average loan-to-value ratios	72%	70%
Weighted average FICO scores	713	709
Loans 90 days past due	.23%	.29%
Gains on sales of education loans (c)		$1
Average FTEs	10,379	9,461
ATMs	3,486	3,594
Branches	769	713
Checking relationships	1,679,000	1,555,000
Consumer DDA households using online banking	637,000	513,000
% of consumer DDA households using online banking	42%	37%
Consumer DDA households using online bill pay	102,000	49,000
% of consumer DDA households using online bill payment	7%	3%
Small business deposits:
Demand deposits	$5,407	$4,751
Money market	$2,510	$1,998
Certificates of deposit	$324	$381

(a)	Includes nonperforming loans of $64 million and $74 million at March 31, 2004 and March 31, 2003, respectively.
(b)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004. The impact of this change in future periods is not expected to be significant.
(c)	Included in other noninterest income.

Regional Community Banking has adopted a relationship-based lending strategy to target certain customer segments (homeowners, small businesses and auto dealerships) for growth while managing the overall loan portfolio to a moderate risk profile. Average total loans increased $3.3 billion or 25% for the first three months of 2004 compared with the first three months of 2003. The acquisition of United National represented $1.7 billion of the increase.

•	Home equity loans grew by $1.8 billion or 23% on average compared with the prior year quarter driven by record levels of new loan volume over the past 12 months that has been fueled in part by first mortgage refinance activity.

•	Average commercial loans outstanding grew by 21% primarily due to the United National acquisition.

•	Dealer floor plan loans increased $103 million due to the continued growth in new relationships and the United National acquisition.

•	Approximately two-thirds of the growth in indirect loans was driven by the United National acquisition, while the remainder was attributable to a renewed emphasis on this product.

•	Average residential mortgage loans increased $277 million due to the addition of a $554 million portfolio associated with the United National acquisition partially offset by run-off of the existing portfolio.

Growth in core deposits as a low cost source of funding is one of the primary objectives of the Regional Community Banking checking relationship growth strategy. Average total deposits increased $1.5 million or 4% in the first three months of 2004 compared with the prior year quarter. The deposit growth was driven by the acquisition of United National, which accounted for a $2.2 billion increase in average deposits. Excluding the impact of United National, growth in core deposit products of checking and savings was more than offset by a decline in money market and certificates of deposit.

•	Average demand deposit growth of $1.8 billion or 16% was driven by a $1.1 billion increase in the core business due to the continued growth in checking relationships and $.7 billion attributable to the United National acquisition.

•	Money market balances were relatively flat as the balanced acquired from United National and the progress with cross-selling efforts was offset by the adverse impact of aggressive competitor pricing on balances attracted and retained.

•	The average certificates of deposit portfolio declined $.8 billion or 8% as higher cost maturing certificates were not targeted for aggressive retention offers and were run-off or migrated into other products such as fixed rate annuities based on customer needs or preferences.

Regional Community Banking provides deposit, lending, cash management and investment services to 2.1 million consumer and small business customers within PNC’s primary geographic footprint.

WHOLESALE BANKING

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Net interest income	$163	$171
Net interest income – FIN 46	1

Total net interest income	164	171
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	10	9
Servicing and other fees, net of amortization	11	10
Net gains on institutional loans held for sale	28	15
Other – FIN 46	4
Other	100	119

Noninterest income	153	153

Total revenue	317	324
Provision for credit losses	(13)	29
Noninterest expense	147	162
Noninterest expense – FIN 46	15

Pretax earnings	168	133
Noncontrolling interests in income of consolidated entities	(10)
Income tax	56	39

Earnings	$122	$94

AVERAGE BALANCE SHEET
Loans
Corporate banking	$7,765	$8,604
Commercial real estate	1,665	2,052
Commercial – real estate related	1,588	1,397
PNC Business Credit	3,608	3,381

Total loans	14,626	15,434
Purchased customer receivables	2,106
Loans held for sale	484	678
Other assets	4,631	3,894

Total assets	$21,847	$20,006

Deposits	$6,694	$6,106
Commercial paper	2,111
Other liabilities	3,725	2,720
Capital	1,854	2,013

Total funds	$14,384	$10,839

PERFORMANCE RATIOS
Return on capital	26%	19%
Noninterest income to total revenue	48	47
Efficiency	51	50

COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$83	$74
Acquisitions/additions	7	5
Repayments/transfers	(4)	(4)

End of period	$86	$75

OTHER INFORMATION
Consolidated revenue from treasury management	$88	$91
Consolidated revenue from capital markets	$32	$27
Total nonperforming assets (a)(b)	$131	$317
Net charge-offs	$30	$23
Average FTEs	2,944	2,991
Net carrying amount of commercial mortgage servicing rights (b)	$211	$201

(a)	Includes nonperforming loans of $102 million and $254 million at March 31, 2004 and March 31, 2003, respectively.
(b)	Presented as of period-end.

Wholesale Banking earnings were $122 million for the first three months of 2004 compared with $94 million for the first three months of 2003. The 30% increase in earnings was primarily due to a $42 million decrease in the provision for credit losses reflecting improved overall credit quality and a declining loan portfolio.

Highlights of first quarter 2004 for Wholesale Banking include:

•	Overall loan demand continued to be weaker than expected, but showed some minor improvement since the fourth quarter of 2003.

•	The commercial real estate and large corporate loan portfolios remain depressed with PNC Business Credit and middle market portfolios showing some signs of improvement.

•	Overall credit quality has shown significant improvement, positioning Wholesale Banking for growth as the economy improves.

•	Client acquisition and retention accomplishments exceeded plan.

•	The low interest rate environment continued to negatively impact net interest income.

Taxable-equivalent net interest income for the first three months of 2004 decreased $7 million to $164 million primarily due to the reduction in average loans and average loans held for sale as well as lower earnings rates on deposits and equity. Average loans decreased $808 million or 5% due to the continued weak loan demand. Revolving facilities represent a majority of the loan portfolio. Loan utilization has decreased approximately 115 basis points from first quarter 2003.

The provision for credit losses was a negative $13 million for the first quarter of 2004 due to improved credit quality and a declining loan portfolio. The provision for credit losses for the first quarter of 2003 reflected a charge of $29 million due to credit quality.

Noninterest income was $153 million for the first quarter of both 2004 and 2003. Amounts for the first quarter 2003 included securities gains of $23 million related to the liquidation of two entities formed in 2001 in connection with the PAGIC transactions and amounts for the first quarter of 2004 included $4 million reflecting the impact of FIN 46. Apart from these items, noninterest income increased primarily due to a $13 million increase in net gains on the institutional loans held for sale portfolio in the first quarter of 2004 compared with the first quarter of 2003.

Noninterest expense totaled $162 million for the first three months of both 2004 and 2003. Amounts for first quarter of 2003 included the impact of the liquidation of two entities formed in 2001 in the PAGIC transactions of $22 million and amounts for the first quarter of 2004 included $15 million reflecting the impact of FIN 46. Apart from these items, noninterest expense increased in the first quarter of 2004 compared with the first quarter of 2003 primarily due to higher staff expenses and costs associated with the increased commercial mortgage servicing portfolio.

Wholesale Banking consolidated several entities effective July 1, 2003 under FIN 46 which, while increasing certain balance sheet and income statement line items, had no impact on earnings. See the “Off-Balance Sheet Arrangements and Consolidated VIEs” section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information.

Average deposit growth of $588 million or 10% since the first quarter of 2003 was partially due to successful sales of Treasury Management products and from the increased commercial mortgage servicing portfolio which grew 15% on average since first quarter of 2003.

Nonperforming assets at March 31, 2004 declined $186 million or 59% since March 31, 2003, partially due to the resolution of the two largest nonperforming assets in PNC Business Credit, overall credit quality improvement, and continued liquidation of the Institutional held for sale portfolio.

Wholesale Banking provides lending, treasury management, capital markets-related products and services and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury Management services include cash and investment management, receivables management, disbursement services and global trade services. Capital Markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution.

Beginning in the first quarter of 2004, Corporate Banking, Real Estate Finance and PNC Business Credit, which were previously considered to be separate business segments, began to be managed as one unit. Therefore, as discussed in PNC’s April 5, 2004 Form 8-K, the activities of these three operations are now reported on an aggregate basis as Wholesale Banking.

PNC ADVISORS

Three months ended March 31 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$27	$26
Noninterest income
Investment management and trust	81	76
Brokerage	30	22
Other	32	22

Total noninterest income	143	120

Total revenue	170	146
Provision for credit losses	1
Noninterest expense	120	115

Pretax earnings	49	31
Income taxes	18	11

Earnings	$31	$20

AVERAGE BALANCE SHEET
Loans
Consumer	$1,386	$1,280
Residential mortgage	154	327
Commercial	415	439
Other	292	284

Total loans	2,247	2,330
Other assets	413	437

Total assets	$2,660	$2,767

Deposits	$2,189	$2,108
Other liabilities	268	261
Capital	325	326

Total funds	$2,782	$2,695

PERFORMANCE RATIOS
Return on capital	38%	25%
Noninterest income to total revenue	84	82
Efficiency	71	78

ASSETS UNDER ADMINISTRATION (in billions) (a) (b) (c)
Assets under management
Personal	$39	$40
Institutional	9	9

Total	$48	$49

Asset type
Equity	$28	$25
Fixed income	14	16
Liquidity/other	6	8

Total	$48	$49

Nondiscretionary assets under administration
Personal	$29	$20
Institutional	65	61

Total	$94	$81

Asset type
Equity	$33	$27
Fixed income	34	28
Liquidity/Other	27	26

Total	$94	$81

OTHER INFORMATION (b)
Total nonperforming assets	$11	$5
Brokerage assets administered (in billions)	$24	$20
Full service brokerage offices	76	80
Financial consultants	444	491
Margin loans	$270	$247
Average FTEs	2,804	3,012

(a)	Excludes brokerage assets administered.
(b)	Presented as of period-end, except for average FTEs.
(c)	Balance at March 31, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of Hawthorn and the expected resulting movement of approximately $6 billion from assets under management to nondiscretionary assets under administration.

PNC Advisors earned $31 million in the first quarter 2004 compared with $20 million in the first quarter 2003. The increase in earnings included a $10 million pre-tax gain recognized during the first quarter of 2004 from the sale of certain investment consulting activities of Hawthorn. The increase in earnings also reflected the impact of comparatively stronger equity markets and increased personal brokerage activity compared with the prior quarter.

Business highlights for the first quarter 2004 for PNC Advisors include:

•	Personal and institutional asset management and trust sales increased compared with the first quarter 2003.

•	Hilliard Lyons continued to post strong personal brokerage activity and higher average production levels for its financial consultants.

•	The sale of certain investment consulting activities of Hawthorn to Veritable, LP was completed in the first quarter. The sale is expected to result in the transfer of approximately $6 billion of assets under management to nondiscretionary assets under administration, as PNC’s role changed from manager to custodian of those assets. In addition, the $10 million pre-tax gain described above was recognized in other income for the first quarter of 2004.

Excluding the effect of the transaction with Veritable, assets under management at March 31, 2004 increased $5 billion compared with the balance at March 31, 2003 as the effect of comparatively higher equity markets more than offset net client asset outflows. Net client asset outflows were the result of client distributions from trust accounts, investment management accounts and account closures exceeding investment additions from new and existing clients. PNC Advisors continues to work to improve its sales efforts in order to develop new client inflows that will offset client outflows.

Investment management and trust revenue increased $5 million in the first quarter of 2004 compared with the first quarter of 2003, primarily due to the comparatively higher equity markets. Brokerage revenue in the first quarter of 2004 increased $8 million compared with the first quarter of 2003 due to improved personal brokerage activity.

Noninterest expense increased $5 million in the first three months of 2004 compared with the first three months of 2003 partially due to variable expenses associated with higher brokerage production.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit, and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. (“Hilliard Lyons”). PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within PNC’s geographic region.

BLACKROCK

Three months ended March 31 Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Investment advisory and administration fees	$160	$127
Other income	22	16

Total revenue	182	143
Other expense	104	81
Fund administration and servicing costs	8	8

Total expense	112	89

Operating income	70	54
Nonoperating income	6	3

Pre-tax earnings	76	57
Income taxes	21	22

Earnings	$55	$35

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$186	$183
Other assets	723	653

Total assets	$909	$836

Liabilities	$186	$168
Stockholders’ equity	723	668

Total liabilities and stockholders’ equity	$909	$836

PERFORMANCE DATA
Return on equity	31%	22%
Operating margin (a)	40	40
Diluted earnings per share	$.84	$.54

ASSETS UNDER MANAGEMENT (in billions) (b)
Separate accounts
Fixed income	$202	$168
Liquidity	6	6
Liquidity – securities lending	9	6
Equity	9	9
Alternative investment products	6	6

Total separate accounts	232	195

Mutual funds (c)
Fixed income	25	20
Liquidity	59	56
Equity	5	3

Total mutual funds	89	79

Total assets under management	$321	$274

OTHER INFORMATION
Average FTEs	947	944

(a)	Calculated as operating income divided by total revenue less fund administration and servicing costs. A reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) follows in millions:

Operating income	$70	$54

Total revenue	$182	$143
Less fund administration and servicing costs	8	8

Revenue used for operating margin calculation, as reported	$174	$135

Operating margin, as reported	40%	40%
Operating margin, GAAP basis	38%	38%

PNC believes that operating margin, as reported, is a more relevant indicator of management’s ability to effectively employ BlackRock’s resources. Fund administration and servicing costs have been excluded from the operating margin calculation because these costs represent a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(b)	At March 31.
(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

BlackRock earned $55 million in the first three months of 2004 compared with $35 million for the first three months of 2003. An increase of $47 billion in assets under management at March 31, 2004 compared with the balance at March 31, 2003 was reflected in the improved 2004 earnings. In addition, BlackRock recognized a net income benefit of $9 million during the first quarter of 2004 associated with the resolution of an audit performed by New York State on BlackRock’s state income tax returns filed from 1998 through 2001.

Operating income of $70 million for the first quarter of 2004 represented an increase of $16 million compared with the prior year quarter. Operating results for the first quarter of 2004 were characterized by strong growth in base fee revenue and a significant rise in performance fees which was mitigated by a continuing high level of legal and accounting expenditures associated with new accounting and regulatory requirements and the recognition of an impairment charge on intangible assets associated with an orderly liquidation of a fund’s portfolio due to the resignation of the fund’s portfolio manager.

Higher total revenue in the first quarter of 2004 reflected increases in separate account base fees driven by increased assets under management, concentrated in fixed income mandates, and an increase in performance fees of $13 million related to fees earned on a collateralized debt obligation, a long-short equity hedge fund and several separate accounts. Mutual fund revenue increased due to $2.6 billion of new closed-end fund assets raised since March 31, 2003 and an increase in BlackRock Fund fees driven by a $1.3 billion increase in average assets and a $1.5 billion favorable shift in the asset mix from liquidity to fixed income.

Total expenses for the first quarter of 2004 increased $23 million compared with the prior year quarter. The increase in total expense during the quarter reflects increases in employee compensation and benefits of $11 million, $6 million in general and administration expense and the recognition of a $6 million impairment on an intangible asset referred to above.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock’s website at www.blackrock.com.

PFPC

Three months ended March 31 Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Fund servicing revenue	$203	$193
Operating expense	167	162
(Accretion)/amortization of other intangibles, net	(3)	(4)

Operating income	39	35
Nonoperating income (a)	2	4
Debt financing	14	17

Pretax earnings	27	22
Income taxes	11	9

Earnings	$16	$13

AVERAGE BALANCE SHEET
Goodwill and other intangible assets	$1,027	$1,025
Other assets	952	840

Total assets	$1,979	$1,865

Debt financing	$1,163	$1,290
Other liabilities, net	550	269
Capital	266	306

Total funds	$1,979	$1,865

PERFORMANCE RATIOS
Return on capital	23%	17%
Operating margin (b)	19	18

SERVICING STATISTICS (c)
Accounting/administration net assets (in billions)
Domestic	$634	$542
Foreign (d)	49	31

Total	$683	$573

Asset type
Money market	$337	$345
Equity	206	121
Fixed income	96	79
Other	44	28

Total	$683	$573

Custody assets (in billions)	$411	$347

Shareholder accounts (in millions)
Transfer agency	22	21
Subaccounting	33	27

Total	55	48

OTHER INFORMATION
Average FTEs	4,910	5,437

(a)	Net of nonoperating expense.
(b)	Operating income divided by total fund servicing revenue.
(c)	At March 31.
(d)	Represents net assets serviced offshore.

Improved results at PFPC for the first quarter of 2004 compared with the prior year quarter reflected higher fund servicing revenue that more than offset an increase in operating expenses incurred in part to support net new business. Both fund servicing revenue and operating expense reflected increases of $7 million related to amounts passed through as out-of-pocket expenditures, primarily in support of PFPC’s mutual fund distribution services activities. Results for 2004 were also favorably impacted by a $3 million decrease in debt financing costs due to the retirement of $125 million of debt and the refinancing of certain remaining debt obligations at more favorable rates, both in December 2003.

Fund servicing revenue increased $10 million in the first three months of 2004 compared with the first three months of 2003. The positive impact of new sales of accounting/administration services and improved equity market conditions more than offset the impact of competitive market conditions on pricing and the loss of revenue due to the divestiture of the retirement services business. To mitigate the pricing implications of the industry-wide competitive market conditions, PFPC is aggressively managing the revenue/expense relationship of the business. Excluding the impact of the previously discussed out-of-pocket items, operating expense decreased $2 million compared with the same quarter last year. Efficiency initiatives, platform consolidation and the sale of the retirement services business have driven a net FTE reduction of 527 compared with the first quarter of 2003 and have more than offset the increased expenses associated with net new business and the acquisition of ADVISORport in October 2003.

Increases in both accounting/administration and custody servicing assets at March 31, 2004 compared with the balances at March 31, 2003 reflected net new business, improved equity market conditions and asset inflows from existing business. Total assets serviced by PFPC were $1.7 trillion at March 31, 2004 compared with $1.4 trillion at March 31, 2003.

Operating income for first quarter 2004 also reflected $7 million in accretion of a discounted client contract liability. Accretion for the prior year period was $8 million. The benefit of accretion related to this contract liability is expected to decrease significantly for the remainder of 2004 as the underlying contract matures during the second quarter of 2004.

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

RISK FACTORS

The Corporation is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. These include, among others, those described in the Consolidated Balance Sheet Review, Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of Part I, Item 2 and elsewhere in this Report. The Supervision and Regulation Section of Item 1 and the Risk Factors section of Item 7 of the 2003 Form 10-K describe a number of risks applicable to the Corporation, including: supervision and regulation, business and economic conditions, monetary and other policies, competition, disintermediation, asset management performance, fund servicing, acquisitions, and terrorist activities and international hostilities. Reference is made to the 2003 Form 10-K for a detailed description of these risks which continue to have the potential to impact the Corporation’s business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

The Corporation’s consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements of this Report and in the 2003 Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect PNC’s reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on PNC’s future financial condition and results of operations.

Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit

The allowances for credit losses and unfunded loan commitments and letters of credit are calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowances is based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, probability of default, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management’s judgment concerning those trends.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for credit losses. Approximately $490 million, or 81%, of the total allowance for credit losses at March 31, 2004 has been allocated to the commercial loan category. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, the impact of government regulations, and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. See the following for additional information: Allowances For Credit Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of Part I, Item 2 of this Report and Note 10 Allowances For Credit Losses And Unfunded Loan Commitments And Letters of Credit in the Notes To Consolidated Financial Statements of Part I, Item 1 of this Report.

Equity Management Asset Valuation

Equity management (private equity) assets are valued at each balance sheet date based on primarily either, in the case of limited partnership investments, the financial statements received from the general partner or, with respect to direct investments, the estimated fair value of the investments. There is a time lag in the Corporation’s receipt of the financial information that is the primary basis for the valuation of its limited partnership interests. PNC recognized in the first quarter of 2004 valuation changes related to limited partnership investments that reflected the impact of fourth quarter 2003 market conditions and performance of the underlying companies. Due to the nature of the direct investments, management must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures applied to direct investments include techniques such as cash flow multiples for the entity, independent appraisals of the value of the entity or the pricing used to value the entity in a recent financial transaction. General partnership interests are valued based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

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

Commercial Mortgage Servicing Rights

Commercial mortgage servicing rights (“MSR”) are intangible assets that represent the value of rights that arise from the servicing of commercial loan contracts. While servicing is inherent in most financial assets, it becomes a distinct asset when (a) contractually separated from the underlying financial asset by sale or securitization of the asset with servicing retained or (b) through the separate purchase and assumption of the servicing. The Corporation’s MSR asset value (both originated and purchased) arises from estimates of future revenues from contractually specified servicing fees, interest income and other ancillary revenues, net of estimated operating expenses, which are expected to yield an acceptable level of risk adjusted return for PNC as the servicer.

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

Revenue Recognition

PNC derives net interest and noninterest income from various sources including lending, investment management and fund servicing, customer deposits, loan servicing, brokerage services, sale of loans and securities, certain private equity activities and derivatives trading activities. Fees and commissions are also earned from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital market transactions.

The timing and amount of revenue recognized in any period is dependent on estimates, judgments, assumptions, and interpretation of contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms.

Income Taxes

Two federal consolidated income tax returns are filed and state and local income tax returns are filed in a multitude of jurisdictions by many of the Corporation’s subsidiaries. In the normal course of business, the Corporation and its subsidiaries enter into transactions for which the tax treatment is unclear or subject to varying interpretations. In addition, filing requirements, methods of filing and the calculation of taxable income in various state and local jurisdictions are subject to differing interpretations.

The Corporation evaluates and assesses the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculation by taking into account statutes, regulations, judicial precedent, and other information, and maintains tax accruals consistent with its evaluation of these relative risks and merits. The result of the evaluation and assessment is by its nature an estimate. The Corporation and its subsidiaries are routinely subject to audit and challenges from taxing authorities. In the event the Corporation resolves a challenge for an amount different than amounts previously accrued, the difference will be accounted for in the period in which the matter is resolved.

The Corporation’s tax treatment of certain leasing transactions is currently being challenged by the IRS. See the Consolidated Balance Sheet Review section of this Report for additional information.

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

The expense associated with the pension plan is calculated in accordance with SFAS 87, “Employers’ Accounting for Pensions,” and utilizes assumptions and methods determined in accordance therewith, including a policy of reflecting trust assets at their fair market value. The expense is not significantly affected by the discount rate or compensation increase assumptions, but is significantly affected by the expected return on asset assumption. The expense is also significantly affected by actual trust returns, with each one percentage point difference in actual return versus the expectation causing the following year’s expense to change by as much as $3 million. Management currently estimates 2004 expense for the pension plan to be approximately $10 million, compared with $50 million for 2003. Actual pension expense for the first three months of 2004 totaled $3 million. Lower amortization of actuarial losses from prior years due to improved returns on trust assets in 2003 is the primary reason for the expected decrease in pension expense in 2004.

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

Contribution requirements are primarily affected by plan asset investment performance and are not particularly sensitive to actuarial assumptions. Because of 2003 contributions to the plan and investment performance, the permitted tax-deductible contribution in 2004 was previously expected to be zero. However, a contribution was made in connection with the United National acquisition as discussed below. The levels of permitted contributions in subsequent years will depend primarily on future investment performance. In any case and irrespective of any factors, any large near-term contributions to the plan will be at the discretion of management, as the minimum required contributions under current law are expected to be minimal or zero for several years.

The Corporation maintains other defined benefit plans that have less significant effects on financial results, including two qualified pension plans for United National employees (the “United National plans”) and various nonqualified supplemental retirement plans for certain employees. The United National plans are expected to be fully integrated into the plan during 2004. The Corporation contributed $11 million to the United National plans during the first quarter of 2004 and does not expect to contribute any additional amounts during the remainder of 2004. The expense associated with the United National plans is expected to be less than $1 million for 2004.

BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. The LTIP Awards will fully vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of BlackRock’s common stock is at least $62 per share, subject to approval by BlackRock shareholders at BlackRock’s annual meeting in May, 2004. If that performance hurdle is not achieved, the Compensation Committee of BlackRock’s Board of Directors may vest a portion of the LTIP Awards, in its sole discretion, if BlackRock achieves certain alternative performance hurdles during the vesting period. There will be no expense recognition associated with the LTIP Awards unless a full or partial vesting determination is considered probable and estimable.

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

Subsequent to March 31, 2004, BlackRock’s common stock has, at times, traded in excess of $62 per share. Assuming the LTIP fully vests by March 31, 2005, BlackRock will record a one-time charge of approximately $98 million, net of tax, on March 31, 2005 and quarterly expense of approximately $8 million, net of tax, through December 31, 2006, the end of the plan’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro-rata portion of the service period completed.

The total expense to be recognized by PNC on a consolidated basis resulting from the LTIP is expected to be approximately $114 million, net of tax. Based on a BlackRock price of $62 per share, the fair market value of PNC’s remaining investment in BlackRock would have increased by approximately $700 million since the LTIP was put in place in the fourth quarter of 2002.

RISK MANAGEMENT

The Corporation encounters risk as part of the normal course of its business and designs risk management processes to help manage these risks. The 2003 Form 10-K provides an overview of the governance structure, measurement, control strategies, and monitoring aspects of the Corporation’s corporate-level risk management processes generally, along with an analysis of the same aspects of the risk management process for what management views as the Corporation’s primary areas of risk: credit, operational, liquidity, and market. The information that follows in this Risk Management section provides an update to the disclosures in the 2003 Form 10-K.

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

Nonperforming Assets By Type

Dollars in millions	March 31 2004	December 31 2003
Nonaccrual loans
Commercial	$132	$213
Lease financing	12	11
Commercial real estate	3	6
Consumer	10	11
Residential mortgage	26	24

Total nonaccrual loans	183	265
Troubled debt restructured loan		1

Total nonperforming loans	183	266
Nonperforming loans held for sale (a)	4	27
Foreclosed and other assets
Lease	17	17
Residential mortgage	13	9
Other	12	9

Total foreclosed and other assets	42	35

Total nonperforming assets (b)	$229	$328

Nonperforming loans to total loans	.49%	.78%
Nonperforming assets to total loans, loans held for sale and foreclosed and other assets	.59	.92
Nonperforming assets to total assets	.31	.48

(a)	Includes troubled debt restructured loans held for sale of $3 million and $10 million as of March 31, 2004 and December 31, 2003, respectively.
(b)	Excludes equity management assets carried at estimated fair value of $29 million and $37 million at March 31, 2004 and December 31, 2003, respectively, and included in other assets on the Consolidated Balance Sheet. These amounts include $11 million and $5 million of troubled debt restructured assets at March 31, 2004 and December 31, 2003, respectively.

Of the total nonperforming loans at March 31, 2004, 57% are related to Wholesale Banking. Wholesale Banking loans consist of several different types of loans with the largest nonperforming concentration in PNC Business Credit which are primarily secured loans to borrowers, many of whom are highly leveraged, experiencing rapid growth, or who have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion are classified as nonperforming. Historically, the Corporation has found that the collateralized nature of asset-based financing has resulted in lower losses relative to comparable commercial loans within the loan portfolio.

The decline in nonperforming loans held for sale at March 31, 2004 compared with December 31, 2004 reflected reductions in principal balances and sales of nonperforming loans during 2004.

The foreclosed lease assets at March 31, 2004 and December 31, 2003 primarily represented the Corporation’s repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan. This asset is currently leased under an operating lease.

The amount of nonperforming loans that were current as to principal and interest was $65 million at March 31, 2004 and $116 million at December 31, 2003. The amount of nonperforming loans held for sale that were current as to principal and interest was $2 million at March 31, 2004 and $4 million at December 31, 2003.

Nonperforming Assets By Business

In millions	March 31 2004	December 31 2003
Regional Community Banking	$75	$85
Wholesale Banking	131	227
PNC Advisors	11	11
Other	12	5

Total nonperforming assets	$229	$328

At March 31, 2004, Wholesale Banking had nonperforming loans held for sale of $4 million which are included in the preceding table.

Change In Nonperforming Assets

In millions	2004	2003
January 1	$328	$418
Purchases (United National)	12
Transferred from accrual	47	111
Returned to performing	(1)	(1)
Principal reductions	(74)	(55)
Asset sales	(42)	(18)
Charge-offs and valuation adjustments	(41)	(47)

March 31	$229	$408

Weakness in the economy or other factors that affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults, and a higher level of nonperforming assets, net charge-offs and provision for credit losses in future periods.

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Mar. 31 2004	Dec. 31 2003	Mar. 31 2004	Dec. 31 2003
Commercial	$37		$13.25%	.09%
Commercial real estate	7		1.34	.05
Consumer	21		21.16	.18
Residential mortgage	18		21.51	.73
Lease financing	1		1.03	.03

Total loans	84		57.22	.17
Loans held for sale	4		6.26	.43

Total loans and loans held for sale	$88		$63.23%	.18%

Loans and loans held for sale not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months, totaled $90 million and zero, respectively, at March 31, 2004 compared with $94 million and $4 million, respectively at December 31, 2003. Approximately 86% of these loans are in the Wholesale Banking portfolio. Loans held for sale relate to the institutional lending repositioning.

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

Specific allowances are established for loans considered impaired by a method prescribed by SFAS 114, “Accounting by Creditors for Impairment of a Loan.” All nonperforming loans are considered impaired under SFAS 114. Specific allowances are determined for individual loans over a set dollar threshold by management’s Special Asset Committee based on an analysis of the present value of its expected future cash flows discounted at its effective interest rate, its observable market price or the fair value of the underlying collateral. A minimum specific allowance is established on all impaired loans at the applicable pool reserve allocation for similar loans.

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by PNC’s business structure and internal risk rating categories. Key elements of the pool reserve methodology include probability of default (“PD”), loss given default (“LGD”) and exposure at default (“EAD”). PDs are derived from historical default analyses and are a function of the borrower’s risk rating grade and expected loan term. LGDs are derived from historical loss data and are a function of the loan’s collateral value and other structural factors that may affect the ultimate ability to collect on the loan. EADs are derived from banking industry and PNC’s own exposure at default data.

This methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a commensurate change in the pool reserve allocations to non-impaired commercial loans. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the maturity distribution of the loans will contribute to the final pool reserve allocations.

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

Allocation Of Allowance For Credit Losses

	March 31, 2004		December 31, 2003
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$490	40.0%	$514	41.6%
Commercial real estate	30	5.5	34	5.3
Consumer	31	35.1	28	33.5
Residential mortgage	9	9.4	7	8.5
Lease financing and other	44	10.0	49	11.1

Total	$604	100.0%	$632	100.0%

For purposes of this presentation, the unallocated portion of the allowance for credit losses of $107 million at March 31, 2004 and $116 million at December 31, 2003 has been assigned to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for credit losses represented 18% of the total allowance and .29% of total loans at March 31, 2004 and 18% of the total allowance and .34% of total loans at December 31, 2003.

The provision for credit losses for 2004 and the evaluation of the allowances for credit losses and unfunded loan commitments and letters of credit as of March 31, 2004 reflected changes in loan portfolio composition, the impact of refinements to the Corporation’s reserve methodology and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit. In addition, as described below, the allowance for credit losses was impacted during the first quarter of 2004 by a change in the charge-off policy for smaller nonperforming commercial loans.

Rollforward Of Allowance For Credit Losses

In millions	2004	2003
January 1	$632	$673
Charge-offs	(75)	(50)
Recoveries	13	14

Net charge-offs	(62)	(36)
Provision for credit losses	12	36
Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit		7

March 31	$604	$680

The allowance as a percent of nonperforming loans and total loans was 330% and 1.61%, respectively, at March 31, 2004. The comparable percentages at March 31, 2003 were 203% and 1.93%, respectively.

Rollforward Of Allowance For Unfunded Loan Commitments And Letters of Credit

In millions	2004	2003
January 1	$90	$84
Net change in allowance for unfunded loan commitments and letters of credit		(7)

March 31	$90	$77

Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2004
Commercial	$59	$8		$51	1.37%
Commercial real estate	2			2.36
Consumer	11	3		8.26
Residential mortgage	1	1
Lease financing	2	1		1.12

Total	$75	$13		$62.68

2003
Commercial	$32	$10	$22.59%
Commercial real estate
Consumer	10	3		7.28
Residential mortgage
Lease financing	8	1		7.73

Total	$50	$14		$36.42

During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004. The impact of this change in future periods is not expected to be significant.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption of a portion of the credit risk associated with the underlying financial instruments. The Corporation primarily uses such contracts to mitigate credit risk associated with commercial lending activities. At March 31, 2004, credit default swaps with $176 million in notional amount were used by the Corporation to manage credit risk associated with commercial lending activities and are included in the Other Derivatives table in the Financial And Other Derivatives section of this Financial Review. The comparable amount was $166 million at December 31, 2003. Net gains realized in connection with credit default swaps for the first quarter of 2004 were $1.0 million.

Interest Rate Derivative Risk Participation Agreements

The Corporation enters into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements executed by the Corporation to mitigate credit risk had a total notional amount of $24 million at March 31, 2004 compared with $22 million at December 31, 2003. Additionally, risk participation agreements entered into in which the Corporation assumed credit exposure had a total notional amount of $43 million at March 31, 2004 compared with $49 million at December 31, 2003. These latter agreements were entered into prior to July 1, 2003 and are considered to be financial guarantees and therefore are not included in the Financial And Other Derivatives section of this Financial Review. Agreements entered into subsequent to June 30, 2003 had a notional amount of $98 million and are included in the Financial And Other Derivatives section.

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

Liquidity positions are monitored at both the bank and the parent company level. Compliance with the Corporation’s liquidity policy limits and guidelines is reviewed with management’s Asset and Liability Committee (“ALCO”) and the Board Finance Committee.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At March 31, 2004, such assets totaled $18.2 billion, with $7.5 billion pledged as collateral for borrowings, trust and other commitments.

Secured advances from the Federal Home Loan Bank, of which PNC Bank, National Association (“PNC Bank, N.A.”) is a member, are generally secured by residential mortgages, other real estate related loans and mortgage-backed securities. At March 31, 2004, total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $16.2 billion. Funding can also be obtained through alternative forms of borrowing, including federal funds purchased, repurchase agreements and short-term and long-term debt issuance.

Liquidity for the parent company and PNC’s non-bank subsidiaries can be generated through the issuance of securities in public or private markets. At March 31, 2004, the Corporation had unused capacity under effective shelf registration statements of approximately $2.7 billion of debt or equity securities and $100 million of trust preferred capital securities. The parent company also had an unused non-reciprocal credit facility of $200 million at March 31, 2004.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank, N.A. PNC Bank, N.A.’s dividend level may be impacted by its capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $895 million at March 31, 2004.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of March 31, 2004, the parent company had approximately $1.6 billion in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries available for the repayment of contractual obligations with maturities of less than one year of $1.1 billion. The Corporation regularly assesses its ability to meet both the obligatory and discretionary funding needs of the parent company. Based on the amount of funds currently available at the parent company and the projected amount of dividends from PNC Bank, N.A., management expects the parent company to have sufficient liquidity to meet current obligations to its debt holders, vendors, and others and to pay dividends at current levels through the next twelve months.

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

EVE is also based on a series of assumptions, primarily about the expected maturity and repricing behavior of existing on- and off-balance sheet positions. Actual results may differ from those determined under these assumptions. To the extent possible, these assumptions are consistent with those used in the NII simulation process. Using these assumptions, the Corporation calculates EVE given parallel instantaneous changes in interest rates. As part of that calculation, the Corporation also calculates changes in fair value given a change in interest rates, referred to as “effective duration,” of key on- and off-balance sheet positions.

During the first quarter of 2004, the Corporation initiated a comprehensive study of the behavior of its deposits to improve the Corporation’s understanding of the runoff pattern of its deposits. The study concluded that the Corporation’s deposits were much more stable than previously estimated, with an average life of 6.33 years compared with a previously assumed average life of 3.81 years. The net result was an increase in the effective duration of the deposits. The impact on the effective duration of equity will be a change from the current 1.1% to –1.7% based on a +/- 100 basis point change in interest rates. Based on the revised deposit assumptions, the Corporation’s EVE has shifted from liability sensitive to asset sensitive.

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

The following table sets forth the sensitivity results and market interest rate benchmarks for the last two years.

Interest Sensitivity Analysis

	March 31 2004	March 31 2003
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(.5)%	.6%
100 basis point decrease	(.6)%	(3.0)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	2.4%	3.7%
100 basis point decrease	(8.3)%	(11.8)%
Economic Value of Equity Sensitivity Model
Effect on value of on- and off-balance sheet positions as a percentage of economic value of equity from instantaneous change in interest rates of:
200 basis point increase	(.2)%	(5.8)%
200 basis point decrease	(8.8)%	(5.7)%
Key Period-End Interest Rates
One month LIBOR	1.09%	1.30%
Three-year swap	2.39%	2.31%

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of March 31, 2004)

	PNC Economist	Market Forward	Low/Steep	Low/Flat
Change in forecasted net interest income:
First year sensitivity	(.1)%	(.8)%	.8%	(1.3)%
Second year sensitivity	2.5%	(.4)%	2.0%	(7.5)%

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

Alternative Interest Rate Scenarios

	One Year Forward
	1M LIBOR	2Y Swap	3Y Swap	5Y Swap
Base Rates	1.10	2.19	2.79	3.61
PNC Economist	2.15	3.66	4.25	5.19
Market Forward	2.25	3.52	3.92	4.48
Low / Steep	0.83	2.18	2.89	3.85
Low / Flat	1.14	1.45	1.56	1.53

Over the last several years, continuing into the second quarter of 2004, PNC has taken steps to reduce its sensitivity to rising interest rates under the belief that the current environment, characterized by historically low rates, will not continue over the longer term. As a result, as shown by the table above, PNC is at the present time largely neutral with respect to the market forward curve. However, PNC believes that it has the deposit funding base and flexibility to change its investment profile to take advantage of opportunities presented by a higher rate environment.

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

At March 31, 2004, private equity investments carried at estimated fair value totaled approximately $550 million compared with $531 million at December 31, 2003. As of March 31, 2004, approximately 47% of the amount is invested directly in a variety of companies and approximately 53% is invested in various limited partnerships. Private equity unfunded commitments totaled $160 million at March 31, 2004 compared with $176 million at December 31, 2003.

MARKET RISK MANAGEMENT – TRADING RISK

The Corporation’s trading activities are confined to financial instruments and financial derivatives. PNC participates in derivatives and foreign exchange trading as well as underwriting and “market making” in equity securities primarily for its customers. PNC also engages in trading activities as part of its risk management strategies. Net trading income was $24 million for the first quarter of 2004 compared with $27 million for the first quarter of 2003. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

Risk Measurement

The Corporation uses a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. The key market risk measure for trading activities is Value-at-Risk (“VaR”). For a trading portfolio, VaR seeks to measure the maximum potential loss within a specified confidence level over a given holding period. The Corporation measures its VaR using a 99% confidence level over a one-day period. VaR offers a common currency to compare market risk across multiple instruments and portfolios. It accounts for risk at the individual position level as well as the position’s effect on the overall portfolio. In addition to the levels of volatility of market risk factors, the Corporation’s VaR methodology incorporates market liquidity risk by lengthening the holding period for illiquid positions. Currently, the Corporation does not perform a VaR calculation for its portfolio of credit default swaps that are used to economically hedge its on-balance sheet corporate loans. The notional amount of credit default swaps is $176 million as of March 31, 2004. See Credit Default Swaps in the Credit-Related Instruments section of the Risk Management section of this Report for further information.

The trading activities of the Corporation are governed by both a daily VaR limit and a month-to-date stop-loss limit. As of March 31, 2004, the total VaR usage for the Corporation was $4.9 million. Total VaR usage ranged from $1.0 million to $4.9 million during the first quarter of 2004. Currently, interest rates are the primary source of trading risk, although PNC is also exposed to equity risk and foreign exchange risk in its trading activities.

In addition to measuring VaR, Market Risk Management performs stress testing to assess the potential impacts of extreme market scenarios beyond the 99% confidence level on all of PNC’s trading portfolios. The appropriateness of these scenarios is reviewed regularly by management to reflect the changing market conditions and portfolio compositions.

ECONOMIC CAPITAL

The measurement of economic capital is governed by the Economic Capital Committee, which is comprised of functional risk managers as well as the Vice Chairman and Chief Financial Officer, and the Chief Risk Officer. This Committee meets at least quarterly to review economic capital measurements and approve methodology changes. The economic capital framework is a measure of the potential losses above and beyond expected losses. Potential one year losses are capitalized to a level commensurate with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses (“Credit Risk”), fluctuations of the estimated market value of financial instruments (“Market Risk”) and other risks such as failure of people, processes or systems (“Operational Risk”). Credit and market risks are estimated at an exposure level while the remaining risk types are estimated at an institution or business segment level. Output of the economic capital model is routinely compared with industry benchmarks.

FINANCIAL AND OTHER DERIVATIVES

PNC uses a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in the Corporation’s business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following table sets forth changes, during the first three months of 2004, in the notional amount of financial derivatives used for risk management and designated as accounting hedges.

Financial Derivatives Activity

Dollars in millions	December 31 2003	Additions	Maturities	Terminations	March 31 2004	Weighted - Average Maturity
Interest rate risk management
Interest rate swaps
Receive fixed	$7,516				$7,516	4 yrs. 2 mos.
Pay fixed	31	$10		$(20)	21	3 yrs. 11 mos.
Basis swaps	2				2	2 yrs. 10 mos.
Interest rate caps	4				4	6 yrs.
Futures contracts	195	31		(8)	218	11 mos.

Total interest rate risk management	7,748	41		(28)	7,761

Commercial mortgage banking risk management
Pay fixed interest rate swaps	172	116		(154)	134	11 yrs. 8 mos.
Total return swaps	50	50	$(50)	(25)	25	1 mo.

Total commercial mortgage banking risk management	222	166	(50)	(179)	159

Total	$7,970	$207	$(50)	$(207)	$7,920

The following tables set forth the notional amount and the fair value of financial derivatives used for risk management and designated as accounting hedges at March 31, 2004 and December 31, 2003. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2004

March 31, 2004 - dollars in millions	Notional Amount	Fair Value	Weighted-Average Interest Rates
			Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$4,271	$78	1.75%	2.40%
Pay fixed designated to loans	21	(1)	4.38	2.87
Basis swaps designated to loans	2		2.35	2.35
Interest rate caps designated to loans (b)	4		NM	NM
Futures contracts designated to loans	218		NM	NM

Total asset rate conversion	4,516	77

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	346	3.31	5.75

Total liability rate conversion	3,245	346

Total interest rate risk management (c)	7,761	423

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	134	(8)	4.99	4.60
Pay total rate of return swaps designated to loans held for sale (a)	25		NM

Total commercial mortgage banking risk management	159	(8)

Total financial derivatives designated for risk management	$7,920	$415

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 67% were based on 1-month LIBOR and 33% on 3-month LIBOR.
(b)	Interest rate caps with notional amounts of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At March 31, 2004 the Prime Rate was 4.00%.
(c)	Fair value amounts include accrued interest of $61 million.
NM-	Not meaningful

Financial Derivatives - 2003

December 31, 2003 - dollars in millions	Notional Amount	Fair Value	Weighted-Average Interest Rates
			Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$4,271	$66	2.15%	2.40%
Pay fixed designated to loans	31	(3)	5.04	3.46
Basis swaps designated to loans	2		2.86	2.86
Interest rate caps designated to loans (b)	4		NM	NM
Futures contracts designated to loans	218		NM	NM

Total asset rate conversion	4,503	63

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	291	3.79	5.75

Total liability rate conversion	3,245	291

Total interest rate risk management (c)	7,748	354

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	172	(5)	5.01	4.94
Pay total rate of return swaps designated to loans held for sale (a)	50		NM	.36

Total commercial mortgage banking risk management	222	(5)

Total financial derivatives designated for risk management	$7,970	$349

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 66% were based on 1-month LIBOR and 34% on 3-month LIBOR.
(b)	Interest rate caps with notional amounts of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2003, the Prime Rate was 4.00%.
(c)	Fair value amounts include accrued interest of $80 million.
NM-	Not meaningful

OTHER DERIVATIVES

Other derivatives include financial derivative transactions entered into by PNC to accommodate customer needs, primarily interest rate swaps, caps, floors and foreign exchange and equity derivative contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Also included in other derivatives are derivative transactions the Corporation enters into for risk management and proprietary trading purposes that are not designated as accounting hedges, primarily interest rate basis swaps and certain interest rate-locked loan origination commitments (included in “Other”). Other noninterest income for the first three months of 2004 related to the derivatives held for risk management purposes not designated as accounting hedges was insignificant.

Other Derivatives

	At March 31, 2004				First quarter 2004
In millions	Notional Value	Positive Fair Value	Negative Fair Value	Net Asset (Liability)	Average Fair Value
Customer-related
Interest rate
Swaps	$37,586	$513	$(509)	$4
Caps/floors
Sold	789		(17)	(17)	$(16)
Purchased	536	14		14	14
Futures	1,818		(1)	(1)
Foreign exchange	4,019	51	(47)	4	5
Equity	2,116	75	(74)	1
Other	614	1		1	5

Total customer-related	47,478	654	(648)	6	8

Other risk management and proprietary
Interest rate
Basis swaps	1,104	2	(1)	1	2
Pay fixed swaps	735	3	(5)	(2)	(2)
Receive total return swaps (a)					(33)
Other	783	17	(4)	13	11

Total other risk management and proprietary	2,622	22	(10)	12	(22)

Total other derivatives	$50,100	$676	$(658)	$18	$(14)

(a)	Derivatives were the result of PNC’s modified coinsurance contracts that were sold in the first quarter of 2004.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004.

A new general ledger system and related core financial modules was successfully implemented during the first quarter of 2004. This system enhanced internal controls related to the financial close and reporting processes. There were no other significant changes in internal controls during the first quarter of 2004.

GLOSSARY OF TERMS

Accounting/administration net assets - Net domestic and foreign fund investment assets for which PNC provides accounting and administration services. These assets are not included on PNC’s Consolidated Balance Sheet.

Adjusted average total assets - Primarily comprised of total average quarterly assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized - Adjusted to reflect a full year of activity.

Assets under management - Assets over which PNC has sole or shared investment authority for its customers/clients. These assets are not included on PNC’s Consolidated Balance Sheet.

Capital - Represents the amount of resources that a business segment should hold to guard against potentially large losses that could cause insolvency. It is based on a measurement of economic risk, as opposed to risk as defined by regulatory bodies or generally accepted accounting principles. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, commensurate with an institution’s target credit rating. As such, economic risk serves as a “common currency” of risk that allows an institution to compare disparate risks on a similar basis.

Charge-off - Process of removing a loan or portion of a loan from a bank’s balance sheet because the loan is considered uncollectible. A charge-off also is recorded when a loan is transferred to held for sale and the loan’s market value is less than its carrying amount. This difference is a charge-off.

Common shareholders’ equity to total assets - Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less preferred stock and the portion of capital surplus and retained interest related to the preferred stock.

Custody assets - All fund assets held on behalf of clients under safekeeping arrangements. Such assets are not reported on PNC’s Consolidated Balance Sheet. Assets held in custody at other institutions on behalf of PNC are included in the appropriate asset categories on the Consolidated Balance Sheet as if held physically by PNC.

Earning assets - Assets that generate income, which include: short-term investments; loans held for sale; loans, net of unearned income; securities; federal funds sold, resale agreements, purchased customer receivables and certain other assets.

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

Funds transfer pricing – A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of business segments. These balances are assigned funding rates that represent the interest cost for PNC to raise/invest funds with similar maturity and repricing structures, using least-cost funding sources available.

Leverage ratio - Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin - Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration - Assets held by PNC for customers/clients in a non-discretionary, custodial capacity. These assets are not included on PNC’s Consolidated Balance Sheet.

Noninterest income to total revenue - Total noninterest income divided by total revenue. Total revenue includes total noninterest income plus net interest income.

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, foreclosed and other assets. Interest income does not accrue on assets classified as nonperforming.

Nonperforming loans - Nonperforming loans include loans to commercial, lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets. Interest income does not accrue on loans classified as nonperforming.

Recovery - Cash proceeds received on a loan that had previously been charged off. The amount received is credited to the allowance for credit losses.

Return on capital - Annualized net income divided by average capital.

Return on average assets - Annualized net income divided by average assets.

Return on average common equity - Annualized net income divided by average common shareholders’ equity.

Risk-weighted assets - Primarily computed by the assignment of specific risk-weights, as defined by The Board of Governors of the Federal Reserve System, to assets and off-balance sheet instruments.

Securitization - The process by which financial assets are legally transformed into securities.

Shareholders’ equity to total assets – Period-end total shareholders’ equity divided by period-end total assets.

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

Tier 1 risk-based capital - Tier 1 capital equals: total shareholders’ equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain intangible assets, less equity investments in nonfinancial companies and less net unrealized holding losses on available-for-sale equity securities. Net unrealized holding gains on available-for-sale equity securities, net unrealized holding gains (losses) on available-for-sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for tier 1 capital purposes.

Tier 1 risk-based capital ratio - Tier 1 risk-based capital divided by period-end risk-weighted assets.

Total assets serviced – Total domestic and foreign fund investment assets for which PNC provides related processing services. These assets are not included on PNC’s Consolidated Balance Sheet.

Total deposits - The sum of total transaction deposits, savings accounts, certificates of deposit, other time deposits and deposits in foreign offices.

Total risk-based capital - Tier 1 risk-based capital plus qualifying senior and subordinated debt, other minority interest not qualified as tier 1, and the allowance for credit losses, subject to certain limitations.

Total risk-based capital ratio - Total risk-based capital divided by period-end risk-weighted assets.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, and other statements that the Corporation may make may contain, forward-looking statements with respect to the Corporation’s outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Corporation’s business operations or performance. Forward-looking statements are typically identified by words or phrases such as “believe,” “feel,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “position,” “target,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “seek,” “strive,” “trend” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions.

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

In addition to factors previously disclosed in PNC’s SEC reports and those discussed elsewhere in this report, forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance:

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

(2) the impact of legal and regulatory developments (including (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the regulatory examination process, PNC’s failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to tax law; and (e) changes in accounting policies and principles), with the impact of any such developments possibly affecting the ability of PNC to operate its businesses, PNC’s financial condition or results of operations, or PNC’s reputation, which in turn could have an impact on such matters as business generation and retention, the ability to attract and retain management, liquidity and funding;

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

In addition, PNC’s forward-looking statements are also subject to risks and uncertainties related to the United National Bancorp acquisition and the expected consequences of the integration of its business into that of PNC, including the following: (a) the anticipated cost savings of the acquisition may take longer than expected to be realized, may not be achieved, or may not be achieved in their entirety; and (b) the anticipated benefits to PNC are dependent in part on the performance of United National’s business in the future, and there can be no assurance as to actual future results, which could be impacted by various factors, including the risks and uncertainties generally related to the performance of PNC’s and United National’s business (with respect to United National, see United National’s SEC reports, also accessible on the SEC’s website) or due to factors related to the acquisition of United National and the process of integrating it into PNC. Any future mergers, acquisitions, restructurings, divestitures or related transactions will also be subject to similar risks and uncertainties related to the ability to realize expected cost savings or revenue enhancements or to implement integration plans.

In addition, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance that involve BlackRock are discussed in more detail and additional factors are identified in BlackRock’s SEC reports, accessible on the SEC’s website and on BlackRock’s website at www.blackrock.com.

The Corporation’s SEC reports, accessible on the SEC’s website at www.sec.gov and on PNC’s website at www.pnc.com, contain additional information about the foregoing risks and uncertainties and identify additional factors that could affect the results anticipated in forward-looking statements or from historical performance.

CONSOLIDATED STATEMENT OF INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31-in millions, except per share data Unaudited	2004	2003
INTEREST INCOME
Loans and fees on loans	$481	$507
Securities	144	143
Other	41	42

Total interest income	666	692

INTEREST EXPENSE
Deposits	104	132
Borrowed funds	68	57

Total interest expense	172	189

Net interest income	494	503
Provision for credit losses	12	36

Net interest income less provision for credit losses	482	467

NONINTEREST INCOME
Asset management	252	207
Fund servicing	204	193
Service charges on deposits	59	57
Brokerage	58	41
Consumer services	63	59
Corporate services	125	116
Equity management gains (losses)	7	(4)
Net securities gains	15	56
Other	128	70

Total noninterest income	911	795

NONINTEREST EXPENSE
Staff	463	438
Net occupancy	68	90
Equipment	74	69
Marketing	20	15
Distributions on capital securities		14
Other	270	230

Total noninterest expense	895	856

Income before minority and noncontrolling interests and income taxes	498	406
Minority and noncontrolling interests in income of consolidated entities	7	11
Income taxes	163	133

Net income	$328	$262

EARNINGS PER COMMON SHARE
Basic	$1.16	$.93
Diluted	$1.15	$.92

AVERAGE COMMON SHARES OUTSTANDING
Basic	282	283
Diluted	284	284

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2004	December 31 2003
ASSETS
Cash and due from banks	$2,787	$2,968
Federal funds sold		50
Resale agreements	1,979	1,826
Other short-term investments	1,243	720
Loans held for sale	1,548	1,400
Securities	16,941	15,690
Loans, net of unearned income of $980 and $1,009	37,519	34,080
Allowance for credit losses	(604)	(632)

Net loans	36,915	33,448
Goodwill	2,975	2,390
Other intangible assets	341	317
Purchased customer receivables	1,932	2,223
Other	7,454	7,136

Total assets	$74,115	$68,168

LIABILITIES
Deposits
Noninterest-bearing	$11,879	$11,505
Interest-bearing	36,246	33,736

Total deposits	48,125	45,241
Borrowed funds
Federal funds purchased	2,648	169
Repurchase agreements	1,279	1,081
Bank notes and senior debt	2,829	2,823
Federal Home Loan Bank borrowings	703	1,115
Subordinated debt	3,837	3,729
Commercial paper	1,934	2,226
Other borrowed funds	492	310

Total borrowed funds	13,722	11,453
Allowance for unfunded loan commitments and letters of credit	90	90
Accrued expenses	2,313	2,275
Other	2,217	2,002

Total liabilities	66,467	61,061

Minority and noncontrolling interests in consolidated entities	418	462

SHAREHOLDERS’ EQUITY
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,209	1,108
Retained earnings	7,829	7,642
Deferred compensation expense	(27)	(29)
Accumulated other comprehensive income	180	60
Common stock held in treasury at cost: 71 and 76 shares	(3,725)	(3,900)

Total shareholders’ equity	7,230	6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$74,115	$68,168

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 – in millions Unaudited	2004	2003
OPERATING ACTIVITIES
Net income	$328	$262
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	12	36
Depreciation, amortization and accretion	73	74
Deferred income taxes	82	117
Securities transactions	(15)	(56)
Valuation adjustments	(14)	1
Change in
Loans held for sale	(162)	(101)
Other short-term investments	(523)	(66)
Other	16	(133)

Net cash (used) provided by operating activities	(203)	134

INVESTING ACTIVITIES
Net change in
Loans	(625)	511
Federal funds sold	50	(66)
Resale agreements	(153)	(135)
Purchased customer receivables	291
Repayment of securities	896	1,300
Sales
Securities	1,807	3,726
Foreclosed and other nonperforming assets	3	2
Purchases
Securities	(3,226)	(5,827)
Loans	(879)	(340)
Net cash (paid) received for acquisitions/divestitures	(253)	(22)
Other	(67)	(62)

Net cash used by investing activities	(2,156)	(913)

FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	(13)	1,725
Interest-bearing deposits	616	374
Federal funds purchased	2,429	(4)
Repurchase agreements	168	268
Commercial paper	(292)
Sales/issuances
Subordinated debt	6
Other borrowed funds	7,689	6,154
Common stock	53	29
Repayments/maturities
Bank notes and senior debt		(550)
Federal Home Loan Bank borrowings	(686)	(110)
Subordinated debt		(187)
Other borrowed funds	(7,516)	(6,154)
Acquisition of treasury stock	(135)	(203)
Cash dividends paid	(141)	(138)

Net cash provided by financing activities	2,178	1,204

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(181)	425
Cash and due from banks at beginning of period	2,968	3,201

Cash and due from banks at end of period	$2,787	$3,626

CASH PAID FOR
Interest	$154	$200
Income taxes	57	(27)
NON-CASH ITEMS
Transfer from loans held for sale to loans, net	28	5
Transfer from loans to other assets	11	2

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

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The unaudited interim consolidated financial statements (“consolidated financial statements”) include the accounts of PNC and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform with the current period presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in PNC’s 2003 Annual Report on Form 10-K (“2003 Form 10-K”).

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

In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” and in December 2003 issued FIN 46 (Revised 2003) (“FIN 46”). FIN 46 clarified some of the provisions and exempted certain entities from the original requirements of the standard.

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

Under FIN 46, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. An entity that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities and noncontrolling interests at fair value with subsequent changes based upon consolidation principles. FIN 46 also requires disclosures about VIEs that the entity is not required to consolidate but in which it holds a significant variable interest. See Note 2 Variable Interest Entities for more information.

Revenue Recognition

PNC derives net interest and noninterest income from various sources including lending, investment management and fund servicing, customer deposits, loan servicing, brokerage services and derivatives trading activities. In addition, PNC derives revenue from the sale of loans and recognizes income from certain private equity activities. Fees and commissions are also earned from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital market transactions.

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

Stock-Based Compensation

Prior to January 2003, the Corporation accounted for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense related to stock options was reflected in net income prior to 2003 as all options to purchase PNC and subsidiary stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Results for prior years were not restated. The cost related to stock-based employee compensation included in net income for the three months ended March 31, 2004 and March 31, 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

Three months ended March 31 In millions, except per share data	2004	2003
Net income as reported	$328	$262
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(13)	(12)

Pro forma net income	$323	$255

Earnings per share
Basic-as reported	$1.16	$.93
Basic-pro forma	$1.15	$.90

Diluted-as reported	$1.15	$.92
Diluted-pro forma	$1.13	$.90

For purposes of computing stock option expense and pro forma results, the Corporation estimated the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation awards and are not indicative of the impact on future periods. The following assumptions were used in the option pricing model for purposes of computing 2004 and 2003 stock option expense.

Option Pricing Assumptions

Weighted-average for the three months ended March 31	2004	2003
Risk-free interest rate	3.4%	3.1%
Dividend yield	3.6%	3.5%
Volatility	28.9%	30.8%
Expected life	5 yrs.	5 yrs.

NOTE 2 VARIABLE INTEREST ENTITIES

As discussed in the 2003 Form 10-K, the following VIEs were consolidated by PNC effective July 1, 2003:

•	Market Street Funding Corporation (“Market Street”), a multi-seller asset-backed commercial paper conduit, is independently owned and managed. PNC holds no ownership interest in Market Street. PNC Bank, N.A. provides credit enhancement, liquidity facilities and certain administrative services to Market Street. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a credit loan facility with a five-year term expiring on March 25, 2009. At March 31, 2004, approximately $86 million was outstanding on this facility. This amount was eliminated in PNC’s Consolidated Balance Sheet as of March 31, 2004. An additional $257 million was provided by a major insurer. Also at March 31, 2004, Market Street had committed liquidity facilities available supporting individual pools of receivables totaling $2.9 billion, of which $2.5 billion was provided by PNC Bank, N.A. Program administrator and commitment fees associated with Market Street of $2.0 million and $.6 million, respectively, for the three months ended March 31, 2004 were eliminated in PNC’s Consolidated Statement of Income for the three months ended March 31, 2004. All of Market Street’s assets at March 31, 2004 collateralize its commercial paper obligations. Neither creditors nor equity investors in Market Street have any recourse to the general credit of PNC.

The consolidation of Market Street was reflected in the Wholesale Banking business segment and increased PNC’s total assets and liabilities by $1.9 billion at March 31, 2004 and $2.1 billion at December 31, 2003. The most significant increases to the Consolidated Balance Sheet at March 31, 2004 were reflected in “Purchased customer receivables” of $1.9 billion and “Commercial paper” of $1.9 billion. The comparable amounts at December 31, 2003 were $2.2 billion and $2.2 billion, respectively.

•	Certain equity investments made by PNC in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. PNC owns a majority of the limited partnership interests in these entities. Also consolidated were certain entities in which PNC, as a national syndicator of affordable housing equity, serves as the general partner (together with the aforementioned limited partnership investments, the “LIHTC investments”), and no other entity owns a majority of the limited partnership interests. Neither creditors nor equity investors in the LIHTC investments have any recourse to the general credit of PNC.

The consolidation of these LIHTC investments was reflected in the Wholesale Banking business segment and increased PNC’s total assets by $.4 billion and total liabilities by $.2 billion at both March 31, 2004 and December 31, 2003. The most significant increases to the Consolidated Balance Sheet were reflected in “Other assets” of $.4 billion, “Borrowed funds” of $.1 billion, “Other liabilities” of $.1 billion and “Minority and noncontrolling interests in consolidated entities” of $.2 billion at both March 31, 2004 and December 31, 2003.

A strategic joint venture, previously treated as an equity method investment, was consolidated by BlackRock, a majority-owned subsidiary of PNC, in the first quarter of 2004 as BlackRock’s management concluded that BlackRock was the primary beneficiary. Assets of $11 million, liabilities of $5 million and minority interest of $4 million were consolidated on January 1, 2004.

PNC also holds significant variable interests in other VIEs. These VIEs, which have not been consolidated at either March 31, 2004 or December 31, 2003 because PNC is not considered the primary beneficiary, are as follows:

•	Six collateralized debt obligation funds (“CDOs”) for which BlackRock acts as collateral manager. The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years when issued. At March 31, 2004, the aggregate assets and debt of the CDOs were $2.8 billion and $2.4 billion, respectively. BlackRock’s equity ownership in the CDOs, which represents the extent of BlackRock’s risk of loss, was approximately $13 million at March 31, 2004. Neither creditors nor equity investors in the funds have any recourse to the general credit of BlackRock or PNC. PNC’s maximum exposure to loss as a result of its equity in these funds, consisting of its ownership percentage of BlackRock’s equity investment and an investment in the funds held by a PNC subsidiary, was approximately $34 million at March 31, 2004.

•	BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which the entity has retained interests. These trusts purchase fixed-rate, long-term, highly rated municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. This entity, including the trusts, had assets and debt of $689 million and $449 million, respectively, at March 31, 2004. BlackRock’s equity ownership, was $11 million at March 31, 2004 and therefore its maximum exposure to loss from its equity in these trusts was $11 million.

•	PNC is considered to have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. PNC does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. These unconsolidated entities had total assets of $41 million at both March 31, 2004 and December 31, 2003. PNC uses the equity method to account for its investment in these entities. PNC had $5 million recorded as its investment at March 31, 2004 and had no unfunded commitments to these entities; as a result, its maximum potential loss resulting from its investment in these partnerships is $5 million.

The Corporation has subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of its equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. At March 31, 2004, aggregate assets and equity in the fund were both approximately $60 million. The comparable amounts at December 31, 2003 were $53 million and $52 million, respectively. PNC’s ownership interest in the fund was approximately $15 million at March 31, 2004, which represents its maximum exposure to loss from its investment in this fund. Under the transition guidance in FIN 46, application of the provisions of the interpretation has been deferred for companies that follow specialized accounting for investment companies pending further action by the FASB.

Also, as previously reported in the 2003 10-K, a number of private investment funds, organized as limited partnerships, were managed by the Hawthorn division of PNC Advisors (“Private Funds”) and represented off-balance sheet arrangements as of December 31, 2003. The management of these Private Funds was transferred as part of the sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors during the first quarter of 2004, and PNC no longer had an ownership interest in the Private Funds at March 31, 2004.

NOTE 3 UNITED NATIONAL BANCORP ACQUISITION

As previously reported, in August 2003 the Corporation and its wholly-owned subsidiary, PNC Bancorp, Inc., entered into an Agreement and Plan of Merger to acquire United National Bancorp (“United National”). United National was a bank holding company for UnitedTrust Bank, which provided a full range of commercial and retail bank services through 45 branches in New Jersey and seven branches in Pennsylvania.

The acquisition was completed on January 1, 2004 for $681 million in cash and stock through the merger of United National with and into PNC Bancorp, Inc. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of PNC common stock valued at $360 million. The transaction resulted in the addition of $3.7 billion of assets, including $.6 billion of goodwill, $2.3 billion of deposits, $1.0 billion of borrowed funds and $.4 billion of shareholders’ equity to PNC’s Average Consolidated Balance Sheet for the quarter ended March 31, 2004.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In November 2003, the FASB issued FASB Staff Position (FSP) 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The mandatorily redeemable noncontrolling interests in these entities, which represent noncontrolling interests in affordable housing partnerships, are included in the Consolidated Balance Sheet under the caption, “Minority and noncontrolling interests in consolidated entities.” Generally, at the termination date of these VIEs, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at March 31, 2004 would have resulted in payments of approximately $169 million based on the terms of the respective entity’s governing documents and the measurement principles included in SFAS 150. Additionally, BlackRock has committed to purchase the remaining equity of an investment manager of a hedge fund of funds of which BlackRock currently owns 80%. Based on the current performance of the investment manager, BlackRock’s obligation, if settled on March 31, 2004, would be approximately $2 million.

In December 2003, the FASB issued SFAS 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” This standard was effective for PNC’s 2003 annual consolidated financial statements. See Note 13 Certain Employee Benefit and Stock-Based Compensation Plans for interim disclosures required by this standard.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduces a drug benefit under Medicare and a federal subsidy to retirement plan sponsors that provide benefits at least actuarially equivalent to those available under Medicare. SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires enacted changes in laws to be considered in current period measurements of a plan sponsor’s post-retirement benefit costs and accumulated post-retirement benefit obligation. However, due to certain accounting issues raised by the Act, the FASB allowed plan sponsors to defer accounting for the effects of the Act until further guidance is issued. PNC elected to defer the accounting recognition of the Act until such guidance is issued, which is expected to occur later in 2004.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Annual disclosures about unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for PNC’s quarter ending September 30, 2004, and the disclosures for cost method investments are effective for PNC’s fiscal year ending December 31, 2004.

NOTE 5 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

The Corporation’s mandatorily redeemable capital securities of subsidiary trusts (“Capital Securities”) include nonvoting preferred beneficial interests in the assets of PNC Institutional Capital Trusts A and B and PNC Capital Trusts C and D (the “Trusts”). Further information on the Trusts is included in Note 20 Capital Securities Of Subsidiary Trusts in the 2003 Form 10-K.

Prior to July 1, 2003, the Corporation classified the Capital Securities between the liabilities and shareholders’ equity sections of the Consolidated Balance Sheet and the related dividends were reported as “Distributions on capital securities” in the Consolidated Statement Of Income. As further described in the 2003 Form 10-K, PNC followed the accounting provisions of SFAS 150 for the Capital Securities from July 1, 2003 until December 31, 2003. Effective December 31, 2003, the Corporation deconsolidated the assets and liabilities of the Trusts based upon guidance included in FIN 46. The deconsolidation of the Trusts removed $1.148 billion of Capital Securities issued by these Trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet at December 31, 2003. The assets represent the Corporation’s ownership of common stock issued by the Trusts. These debentures were previously issued by the Corporation or PNC Bank, N.A., and were purchased and are held as assets by the Trusts.

NOTE 6 CASH FLOWS

The acquisition of United National on January 1, 2004 resulted in a total of $336 million of cash paid and $72 million of cash and due from banks received. Divestiture activity during the first three months of 2004 affected cash flows by $11 million and was related to the sale of certain investment consulting activities of Hawthorn.

During the first three months of 2003, divestiture activity that affected cash flows included a cash receipt of $20 million related to the January 2003 settlement of all issues in dispute between the Corporation and Washington Mutual, FA, in connection with the 2001 sale of the Corporation’s residential mortgage banking business. The settlement was reported in PNC’s fourth quarter 2002 results as a $16 million after-tax loss from discontinued operations. Also during the first quarter of 2003, PNC purchased the minority interests in PFPC, representing approximately 2% of PFPC outstanding common stock, from other PFPC shareholders and cashed out or converted all outstanding PFPC stock options. Net cash outflows during the first three months of 2003 related to the PFPC actions totaled $42 million.

NOTE 7 TRADING ACTIVITIES

PNC participates in derivatives and foreign exchange trading as well as underwriting and “market making” in equity securities as an accommodation to customers. PNC also engages in trading activities as part of risk management strategies.

Net trading income for the first three months of 2004 totaled $24 million compared with $27 million for the first three months of 2003 and was included in Other noninterest income in the Consolidated Statement of Income. Specific components of net trading income are as follows:

Details Of Trading Activities

Three months ended March 31 – in millions	2004	2003
Other noninterest income
Securities underwriting and trading	$6	$17
Derivatives trading	11	4
Foreign exchange	7	6

Net trading income	$24	$27

NOTE 8 LEGAL PROCEEDINGS

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of the Corporation, entered into the Deferred Prosecution Agreement with the United States Department of Justice. A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the “June 2003 Form 8-K”). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

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

The June 2003 Form 8-K, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNCICLC and the Corporation.

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

NOTE 9 NONPERFORMING ASSETS

Nonperforming assets were as follows:

In millions	March 31 2004	December 31 2003

Nonperforming loans (a)	$183	$266
Nonperforming loans held for sale (b)	4	27
Foreclosed and other assets	42	35

Total nonperforming assets (c)	$229	$328

(a)	Includes a troubled debt restructured loan of $1 million as of December 31, 2003.
(b)	Includes troubled debt restructured loans held for sale of $3 million and $10 million as of March 31, 2004 and December 31, 2003, respectively.
(c)	Excludes equity management assets carried at estimated fair value of $29 million and $37 million as of March 31, 2004 and December 31, 2003, respectively. Such assets include troubled debt restructured assets of $11 million and $5 million, respectively.

NOTE 10 ALLOWANCES FOR CREDIT LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Changes in the allowance for credit losses were as follows:

In millions	2004	2003
Allowance at January 1	$632	$673
Charge-offs
Commercial (a)	(59)	(32)
Commercial real estate	(2)
Consumer	(11)	(10)
Residential mortgage	(1)
Lease financing	(2)	(8)

Total charge-offs	(75)	(50)

Recoveries
Commercial	8	10
Commercial real estate
Consumer	3	3
Residential mortgage	1
Lease financing	1	1

Total recoveries	13	14

Net charge-offs
Commercial	(51)	(22)
Commercial real estate	(2)
Consumer	(8)	(7)
Residential mortgage
Lease financing	(1)	(7)

Total net charge-offs	(62)	(36)

Provision for credit losses	12	36

Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit		7

Allowance at March 31	$604	$680

(a)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2004	2003
Allowance at January 1	$90	$84
Net change in allowance for unfunded loan commitments and letters of credit		(7)

Allowance at March 31	$90	$77

NOTE 11 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
March 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,084	$43		$4,127
Mortgage-backed	5,727	36	$(42)	5,721
Commercial mortgage-backed	3,573	118	(1)	3,690
Asset-backed	2,879	24	(5)	2,898
State and municipal	217	4		221
Other debt	47	1		48

Total debt securities	16,527	226	(48)	16,705
Corporate stocks and other	229	6	(1)	234

Total securities available for sale	$16,756	$232	$(49)	$16,939

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2			$2

Total debt securities	2			2

Total securities held to maturity	$2			$2

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$16	$(2)	$3,416
Mortgage-backed	5,889	19	(94)	5,814
Commercial mortgage-backed	3,248	66	(4)	3,310
Asset-backed	2,698	13	(19)	2,692
State and municipal	133	3	(1)	135
Other debt	55	2		57

Total debt securities	15,425	119	(120)	15,424
Corporate stocks and other	259	7	(2)	264

Total securities available for sale	$15,684	$126	$(122)	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2			$2

Total debt securities	2			2

Total securities held to maturity	$2			$2

Total securities at March 31, 2004 were $16.9 billion compared with $15.7 billion at December 31, 2003. Securities represented 23% of total assets at both March 31, 2004 and December 31, 2003. The increase in the value of securities was primarily the result of increases in United States Treasury and government agencies, commercial mortgage-backed and asset-backed securities purchased.

The expected weighted-average life of securities available for sale was 2 years and 5 months at March 31, 2004 and 2 years and 11 months at December 31, 2003.

Securities classified as held to maturity are carried at amortized cost. Securities classified as held to maturity at March 31, 2004 and December 31, 2003 were related to Market Street and were due to the Corporation’s adoption of FIN 46 effective July 1, 2003. The expected weighted-average life of securities held to maturity was 2 years and 4 months at March 31, 2004 and 2 years and 7 months at December 31, 2003.

At March 31, 2004, the securities available for sale balance included a net unrealized gain of $183 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million.

Changes in the fair value of securities available for sale reflect an inverse relationship with changes in interest rates. A rise in interest rates after March 31, 2004, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at March 31, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Information relating to securities sold is set forth in the following table:

Securities Sold

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Income Taxes
2004	$1,807	$19	$4	$15	$5
2003	3,726	66	10	56	20

Net securities gains for the first three months of 2003 included $25 million of gains related to the liquidation of the entities formed in 2001 in connection with the PAGIC transactions.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the three months ended March 31, 2004 follows:

Goodwill

In millions	December 31 2003	Goodwill Additions	March 31 2004

Regional Community Banking	$438	$567	$1,005
Wholesale Banking	643		643
PNC Advisors	153		153
BlackRock	178		178
PFPC	945		945
Other	33	18	51

Total	$2,390	$585	$2,975

The United National acquisition resulted in the recognition of $567 million of goodwill recorded in the Regional Community Banking business segment. Additionally, PNC recorded $35 million in customer-related intangible assets resulting from this transaction. See Note 3 United National Bancorp Acquisition for further information.

The Corporation’s ownership of BlackRock continues to change due to share repurchases and issuances on the open market by BlackRock. Goodwill of $18 million was recognized in the first three months of 2004 as a result of BlackRock’s stock activity.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2004	December 31 2003
Customer-related and other intangibles
Gross carrying amount	$214	$186
Accumulated amortization	(84)	(78)

Net carrying amount	$130	$108

Mortgage and other loan servicing rights
Gross carrying amount	$356	$348
Accumulated amortization	(145)	(139)

Net carrying amount	$211	$209

Total	$341	$317

The majority of the Corporation’s other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. At December 31, 2003, the Corporation had three indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above with an aggregate carrying value of $11 million: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.” During the first quarter of 2004, one of the investment management contracts held by BlackRock was impaired when the funds’ portfolio manager resigned. As a result, BlackRock commenced an orderly liquidation of the funds and recognized an impairment charge of $6 million in the first quarter of 2004. The aggregate carrying value of the two remaining indefinite-lived intangible assets was $4 million at March 31, 2004.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately six years. The Corporation’s mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2004, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2003	$2,390	$108	$209
Additions/adjustments:
United National acquisition	567	35
BlackRock fund impairment		(6)
BlackRock share repurchases	18
Wholesale Banking			8
Other		(1)
Amortization		(6)	(6)

Balance at March 31, 2004	$2,975	$130	$211

Amortization expense on intangible assets for the first three months of 2004 was approximately $12 million. Amortization expense on existing intangible assets for the remainder of 2004 and for 2005, 2006, 2007, 2008 and 2009 is estimated to be $38 million, $51 million, $47 million, $43 million, $42 million and $31 million, respectively.

NOTE 13 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Pension and Post-Retirement Plans

As more fully described in the 2003 Form 10-K, the Corporation has a noncontributory, qualified defined benefit pension plan covering most employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

The Corporation also maintains nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. The Corporation also provides certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The components of the Corporation’s net periodic pension and post-retirement benefit cost for the first quarter of 2004 and 2003 were as follows:

Three months ended March 31 In millions	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$10	$10			$1	$1
Interest cost	17	17	$1	$1	4	4
Expected return on plan assets	(30)	(24)
Amortization of prior service cost					(2)	(2)
Recognized net actuarial loss	6	11	1	1	2	1
Losses due to settlements				3
Adjustments		(1)		(2)		(1)

Net periodic cost	$3	$13	$2	$3	$5	$3

The Corporation previously disclosed that it expected to contribute zero to its qualified pension plan in 2004 due to the plan’s fully funded status as the plan’s actuaries anticipated that no contributions will be permitted without exceeding certain legal limitations on plan funding. However, due to the acquisition of the United National pension plans during the first quarter of 2004, PNC contributed approximately $11 million to these qualified pension plans during the first quarter of 2004.

BlackRock Inc. Long-Term Retention and Incentive Plan

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. The LTIP Awards will fully vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of BlackRock’s common stock is at least $62 per share, subject to approval by BlackRock shareholders at BlackRock’s annual meeting in May, 2004. If that performance hurdle is not achieved, the Compensation Committee of BlackRock’s Board of Directors may vest a portion of the LTIP Awards, in its sole discretion, if BlackRock achieves certain alternative performance hurdles during the vesting period. There will be no expense recognition associated with the LTIP Awards unless a full or partial vesting determination is considered probable and estimable.

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

Subsequent to March 31, 2004, BlackRock’s common stock has, at times, traded in excess of $62 per share. Assuming the LTIP fully vests by March 31, 2005, BlackRock will record a one-time charge of approximately $98 million, net of tax, on March 31, 2005 and quarterly expense of approximately $8 million, net of tax, through December 31, 2006, the end of the plan’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro-rata portion of the service period completed.

The total expense to be recognized by PNC on a consolidated basis resulting from the LTIP is expected to be approximately $114 million, net of tax. Based on a BlackRock price of $62 per share, the fair market value of PNC’s remaining investment in BlackRock would have increased by approximately $700 million since the LTIP was put in place in the fourth quarter of 2002.

NOTE 14 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share calculations.

Three months ended March 31 In millions, except share and per share data	2004	2003
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$328	$262

Basic weighted-average common shares outstanding (in thousands)	282,237	282,710

Basic earnings per common share	$1.16	$.93

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income	$328	$262
Less: BlackRock adjustment for common stock equivalents	1

Net income applicable to diluted earnings per common share	$327	$262

Basic weighted-average common shares outstanding (in thousands)	282,237	282,710
Conversion of preferred stock Series A and B	87	93
Conversion of preferred stock Series C and D	695	754
Conversion of debentures	13	14
Exercise of stock options	1,054	242
Incentive share awards	372	374

Diluted weighted-average common shares outstanding (in thousands)	284,458	284,187

Diluted earnings per common share	$1.15	$.92

NOTE 15 SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table sets forth the activity in shareholders’ equity for the first three months of 2004. The amount of the Corporation’s preferred stock outstanding as of March 31, 2004 and December 31, 2003 was less than $.5 million at each date and, therefore, is excluded from the following table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Income (Loss) (a)	Treasury Stock	Total
Balance at December 31, 2003	277	$1,764	$1,108	$7,642	$(29)	$60	$(3,900)	$6,645
Net income				328				328
Other comprehensive income (loss), net of tax (a) Net unrealized securities gains						117		117
Net unrealized gains on cash flow hedge derivatives						4		4
Other (b)						(1)		(1)

Comprehensive income								448

Cash dividends declared Common ($.50 per share)				(141)				(141)
Treasury stock activity	5		94				175	269
Stock options granted			6					6
Subsidiary stock transactions			1					1
Deferred compensation expense					2			2

Balance at March 31, 2004	282	$1,764	$1,209	$7,829	$(27)	$180	$(3,725)	$7,230

(a)	A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2004 In millions	Pretax Amount	Tax Benefit (Expense)	After-tax Amount
Unrealized securities gains	$185	$(65)	$120
Less: Reclassification adjustment for gains realized in net income	5	(2)	3

Net unrealized securities gains	180	(63)	117

Unrealized gains on cash flow hedge derivatives	21	(8)	13
Less: Reclassification adjustment for gains realized in net income	14	(5)	9

Net unrealized gains on cash flow hedge derivatives	7	(3)	4

Other (b)	(1)		(1)

Other comprehensive income	$186	$(66)	$120

The accumulated balances related to each component of other comprehensive income are as follows:

	March 31, 2004		December 31, 2003
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$184	$120	$4	$3
Net unrealized gains on cash flow hedge derivatives	81	52	74	48
Other (b)	13	8	14	9

Accumulated other comprehensive income	$278	$180	$92	$60

(b)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.

NOTE 16 SEGMENT REPORTING

PNC operates five major businesses engaged in regional community banking, wholesale banking, wealth management, asset management and global fund processing services. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

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

As more fully described in the Corporation’s Current Report on Form 8-K dated April 5, 2004, PNC changed its financial reporting for its business segments for first quarter 2004 reporting and restated all prior period amounts to conform with the new methodology. The principal changes to PNC’s segment reporting are as follows:

•	The assignment of securities or funds to balance net assets for each business segment has been replaced with a funds transfer pricing methodology.

•	The impact of the Corporation’s asset and liability management function has been removed from the business segments and is now reflected in the results of “Other”.

•	The Wholesale Banking business segment captures the results that were previously reported separately as Corporate Banking, PNC Real Estate Finance and PNC Business Credit to more accurately reflect the manner in which this business is now managed.

•	A new capital measurement methodology based on the concept of economic capital has been implemented.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using the Corporation’s risk-based economic capital model. Capital assigned to Regional Community Banking was increased to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public disclosures. The allowance for credit losses is allocated based on management’s assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the utilization of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among PNC’s businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities, minority interest in income of BlackRock, differences between business segment performance reporting and financial statement reporting (GAAP), and corporate overhead.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Regional Community Banking provides deposit, lending, cash management and investment services to 2.1 million consumer and small business customers within PNC’s primary geographic footprint. See Note 3 United National Bancorp Acquisition for further information on United National, the results of which are primarily captured within the Regional Community Banking segment.

Wholesale Banking provides lending, treasury management, capital markets-related products and services and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit, and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. In March 2004, PNC sold certain investment consulting activities of Hawthorn and recognized a pre-tax gain of $10 million on this sale during the first quarter of 2004. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within PNC’s geographic markets.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $321 billion of assets under management at March 31, 2004. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management and investment system services to institutional investors under the BlackRock Solutions® brand name.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results	Of Businesses

Three months ended March 31 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2004 INCOME STATEMENT

Net interest income (expense)	$332	$163	$27	$6	$(11)	$(13)	$(10)	$494
Noninterest income	168	153	143	182	202	80	(17)	911

Total revenue	500	316	170	188	191	67	(27)	1,405
Provision for credit losses	29	(13)	1			(5)		12
Depreciation and amortization	12	5	3	5	7	17		49
Other noninterest expense	300	157	117	107	157	28	(20)	846

Earnings before minority and other interests and income taxes	159	167	49	76	27	27	(7)	498
Minority and other interests in income of consolidated entities		(10)				17		7
Income taxes	57	55	18	21	11	3	(2)	163

Earnings	$102	$122	$31	$55	$16	$7	$(5)	$328

Inter-segment revenue	$2	$1	$4	$9	$3	$8	$(27)

AVERAGE ASSETS (a)	$20,792	$21,847	$2,660	$909	$1,979	$27,029	$(2,193)	$73,023

2003 INCOME STATEMENT
Net interest income (expense)	$291	$170	$26	$3	$(12)	$25		$503
Noninterest income	154	153	120	143	192	55	$(22)	795

Total revenue	445	323	146	146	180	80	(22)	1,298
Provision for credit losses	6	29				1		36
Depreciation and amortization	9	4	2	5	4	21		45
Other noninterest expense	264	158	113	84	154	56	(18)	811

Earnings before minority and other interests and income taxes	166	132	31	57	22	2	(4)	406
Minority and other interests in income of consolidated entities						11		11
Income taxes	60	38	11	22	9	(5)	(2)	133

Earnings	$106	$94	$20	$35	$13	$(4)	$(2)	$262

Inter-segment revenue	$6	$1	$6	$4	$2	$3	$(22)

AVERAGE ASSETS (a)	$16,221	$20,006	$2,767	$836	$1,865	$26,182	$(1,922)	$65,955

(a)	Period-end balances for BlackRock.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the “Review of Businesses” section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis (except for BlackRock and PFPC) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the “Review of Businesses” section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense), debt financing and fund servicing revenue as disclosed in the “Review of Businesses” section in Part I, Item 2 of this Report.

NOTE 17 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

The Corporation has commitments to make additional equity investments in certain equity management entities of $160 million and affordable housing limited partnerships of $15 million at March 31, 2004.

STANDBY LETTERS OF CREDIT

PNC issues standby letters of credit and has risk participations in standby letters of credit issued by other financial institutions, in each case to support obligations of its customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon their request PNC would be obligated to make payment to the guaranteed party. Standby letters of credit and risk participations in standby letters of credit outstanding on March 31, 2004 had terms ranging from less than one year to six years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $5.2 billion at March 31, 2004. Assets valued, as of March 31, 2004, at approximately $2.4 billion secured certain specifically identified standby letters of credit and letter of credit risk participations having aggregate future payments of approximately $2.4 billion. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees which secure that customer’s other obligations to PNC. The carrying amount of the liability for PNC’s obligations related to standby letters of credit was $35 million at March 31, 2004.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

PNC enters into standby bond purchase agreements to support municipal bond obligations and enters into certain other liquidity facilities to support individual pools of receivables acquired by unrelated commercial paper conduits. At March 31, 2004, PNC’s total commitments under these facilities were $285 million and $282 million, respectively. The carrying amount of the liability related to municipal bond obligations and certain other liquidity facilities was $3 million at March 31, 2004.

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

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries. The Corporation and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. The Corporation advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first three months of 2004. It is not possible to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, PNC provides indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis, and thus the exposure to the Corporation is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2004, the aggregate maximum potential exposure as a result of these indemnity obligations was $8.1 billion, although PNC held cash collateral at the time in excess of that amount.

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

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	First Quarter 2004			Fourth Quarter 2003
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/Rates
ASSETS
Interest-earning assets
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,432	$49	3.03%	$5,929	$50	3.35%
Other debt	9,293	89	3.83	9,154	88	3.88
State and municipal	264	3	5.15	149	2	5.96
Corporate stocks and other	282	4	4.98	383	2	1.13

Total securities available for sale	16,271	145	3.56	15,615	142	3.63
Securities held to maturity	2		11.69	2	(1)	(6.62)

Total securities	16,273	145	3.56	15,617	141	3.63
Loans, net of unearned income
Commercial	14,921	198	5.26	14,465	199	5.41
Commercial real estate	2,249	27	4.72	1,825	22	4.65
Consumer	12,340	164	5.34	11,300	155	5.44
Residential mortgage	3,492	46	5.29	2,932	36	4.80
Lease financing	3,391	45	5.26	3,477	48	5.46
Other	354	3	3.34	353	3	3.44

Total loans, net of unearned income	36,747	483	5.24	34,352	463	5.31
Loans held for sale	1,560	8	1.98	1,645	13	3.02
Federal funds sold	207		.15	12		1.01
Resale agreements	2,028	8	1.64	1,997	9	1.68
Purchased customer receivables	2,107	9	1.77	2,385	11	1.76
Other	1,161	16	5.52	1,084	26	9.83

Total interest-earning assets/interest income	60,083	669	4.44	57,092	663	4.60
Noninterest-earning assets
Allowance for credit losses	(653)			(645)
Cash and due from banks	2,896			2,774
Other assets	10,697			9,873

Total assets	$73,023			$69,094

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Demand and money market	$23,454	35.60		$22,745	35.60
Savings	2,590	2.32		2,099	1.24
Retail certificates of deposit	8,780	60	2.71	8,268	60	2.91
Other time	343	5	5.86	265	5	7.18
Deposits in foreign offices	806	2.98		466	1.94

Total interest-bearing deposits	35,973	104	1.16	33,843	102	1.20
Borrowed funds
Federal funds purchased	1,912	4.92		1,558	4	1.01
Repurchase agreements	1,157	2.94		1,226	3.92
Bank notes and senior debt	2,752	15	2.15	2,752	15	2.08
Federal Home Loan Bank borrowings	1,180	(3)	(1.07)	1,119	(5)	(1.81)
Subordinated debt	3,593	35	3.88	2,175	17	3.22
Mandatorily redeemable capital securities of subsidiary trusts				881	15	6.71
Commercial paper	2,111	6	1.09	2,388	7	1.12
Other borrowed funds	442	9	7.98	306	17	21.85

Total borrowed funds	13,147	68	2.07	12,405	73	2.31

Total interest-bearing liabilities/interest expense	49,120	172	1.40	46,248	175	1.50
Noninterest-bearing liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	11,350			11,070
Allowance for unfunded commitments and letters of credit	90			88
Accrued expenses and other liabilities	5,020			4,688
Minority and noncontrolling interests in consolidated entities	434			471
Mandatorily redeemable capital securities of subsidiary trusts
Shareholders’ equity	7,009			6,529

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$73,023			$69,094

Interest rate spread			3.04			3.10
Impact of noninterest-bearing sources			.26			.28

Net interest income/margin		$497	3.30%		$488	3.38%

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

	Third Quarter 2003			Second Quarter 2003			First Quarter 2003
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
ASSETS
Interest-earning assets
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$4,562	$41	3.62%	$3,825	$37	3.95%	$3,082	$36	4.62%
Other debt	10,187	96	3.75	10,325	112	4.34	9,345	103	4.39
State and municipal	144	2	6.11	101	2	6.54	63	1	8.15
Corporate stocks and other	397	2	2.15	421	3	2.79	521	3	2.65

Total securities available for sale	15,290	141	3.69	14,672	154	4.21	13,011	143	4.39
Securities held to maturity	5		6.66		1		67	1	7.69

Total securities	15,295	141	3.69	14,672	155	4.21	13,078	144	4.41
Loans, net of unearned income
Commercial	14,712	208	5.53	14,965	215	5.69	15,050	217	5.76
Commercial real estate	2,034	24	4.67	2,169	25	4.62	2,265	27	4.70
Consumer	10,832	153	5.61	10,346	152	5.87	9,974	149	6.06
Residential mortgage	2,807	39	5.57	3,244	47	5.83	3,619	55	6.10
Lease financing	3,633	52	5.69	3,767	54	5.73	3,909	58	6.02
Other	360	3	3.29	360	4	3.64	363	3	3.78

Total loans, net of unearned income	34,378	479	5.50	34,851	497	5.67	35,180	509	5.82
Loans held for sale	1,480	8	2.11	1,754	15	3.45	1,782	12	2.65
Federal funds sold	46		.98	116		1.22	1,813	6	1.24
Resale agreements	1,690	7	1.52	964	3	1.18	1,187	3	1.13
Purchased customer receivables	2,495	11	1.76
Other	911	24	10.17	899	24	10.83	958	21	8.94

Total interest-earning assets/interest income	56,295	670	4.71	53,256	694	5.19	53,998	695	5.17
Noninterest-earning assets
Allowance for credit losses	(674)			(671)			(682)
Cash and due from banks	2,788			2,679			2,695
Other assets	10,044			10,301			9,944

Total assets	$68,453			$65,565			$65,955

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Demand and money market	$22,475	35.63		$22,141	41.74		$22,073	46.84
Savings	2,133	1.24		2,131	2.37		2,058	2.39
Retail certificates of deposit	8,460	64	2.98	8,892	69	3.11	9,638	78	3.29
Other time	264	5	7.19	269	5	7.27	265	5	7.44
Deposits in foreign offices	238	1.92		220		1.11	206	1	1.12

Total interest-bearing deposits	33,570	106	1.25	33,653	117	1.40	34,240	132	1.56
Borrowed funds
Federal funds purchased	1,306	3	1.03	692	3	1.28	37		1.86
Repurchase agreements	1,204	3.96		1,116	4	1.17	891	2	1.16
Bank notes and senior debt	2,904	16	2.15	3,555	19	2.14	4,267	23	2.14
Federal Home Loan Bank borrowings	1,129	(5)	(1.88)	1,138	(5)	(1.49)	1,210	(3)	(1.11)
Subordinated debt	1,949	19	3.82	2,025	20	4.01	2,151	23	4.24
Mandatorily redeemable capital securities of subsidiary trusts	848	14	6.67
Commercial paper	2,501	7	1.11
Other borrowed funds	258	18	27.65	175	13	29.55	146	12	33.23

Total borrowed funds	12,099	75	2.45	8,701	54	2.46	8,702	57	2.63

Total interest-bearing liabilities/interest expense	45,669	181	1.57	42,354	171	1.61	42,942	189	1.77
Noninterest-bearing liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	11,040			10,278			10,146
Allowance for unfunded commitments and letters of credit	77			77			84
Accrued expenses and other liabilities	4,827			4,980			4,928
Minority and noncontrolling interests in consolidated entities	295			252			251
Mandatorily redeemable capital securities of subsidiary trusts				848			848
Shareholders’ equity	6,545			6,776			6,756

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$68,453			$65,565			$65,955

Interest rate spread			3.14			3.58			3.40
Impact of noninterest-bearing sources			.30			.33			.36

Net interest income/margin		$489	3.44%		$523	3.91%		$506	3.76%

Loan fees for the three months ended March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003, were $26 million, $28 million, $29 million, $26 million and $27 million, respectively.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of the Corporation, entered into a Deferred Prosecution Agreement with the Department of Justice. A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation on June 2, 2003 (the “June 2003 Form 8-K”). Pursuant to the terms of the Deferred Prosecution Agreement, the United States filed a criminal complaint in the United States District Court for the Western District of Pennsylvania charging PNCICLC with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The Deferred Prosecution Agreement relates to the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement announced by the Corporation on January 29, 2002 and that were the subject of a July 2002 consent order between the Corporation and the United States Securities and Exchange Commission.

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

The June 2003 Form 8-K, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNCICLC and the Corporation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Details of PNC’s repurchases of its common stock during the first quarter of 2004 are included in the following table:

In thousands, except per share data

2004 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – January 31	332	$55.77	216	23,635
February 1 – February 29	874	$56.98	776	19,742
March 1 – March 31	1,271	$57.04	1,207	18,535
Total	2,477	$56.85	2,199

(a)	Includes PNC common stock purchased under the programs referred to in note (b) to this table and common stock purchased in connection with various employee benefit plans of the Corporation.
(b)	PNC’s prior stock repurchase program that allowed the purchase of up to 35 million common shares on the open market or in privately negotiated transactions beginning in January 2002 terminated on February 19, 2004 and was replaced on that date with a new program that allows the purchase of up to 20 million shares. The new program terminates on February 28, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 27, 2004 for the purpose of considering and acting upon the election of 16 directors to serve until the next annual meeting and until their successors are elected and qualified.

Sixteen directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominee	For	Against/Withheld
Paul W. Chellgren	242,195,788	5,329,446
Robert N. Clay	241,617,416	5,907,818
J. Gary Cooper	237,420,488	10,104,746
George A. Davidson, Jr.	238,963,139	8,562,095
Richard B. Kelson	187,152,902	60,372,332
Bruce C. Lindsay	237,070,232	10,455,002
Anthony A. Massaro	242,240,762	5,284,472
Thomas H. O’Brien	240,683,927	6,841,307
Jane G. Pepper	239,173,188	8,352,046
James E. Rohr	239,999,488	7,525,746
Lorene K. Steffes	242,817,418	4,707,816
Dennis F. Strigl	242,632,818	4,892,416
Stephen G. Thieke	236,983,821	10,541,413
Thomas J. Usher	239,436,902	8,088,332
Milton A. Washington	242,516,888	5,008,346
Helge H. Wehmeier	238,220,786	9,304,448

With respect to the preceding matter, holders of the Corporation’s common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 27, 2004 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power

Common Stock	1	282,862,121	282,862,121
$1.80 Cumulative Convertible Preferred Stock – Series A	8	8,542	68,336
$1.80 Cumulative Convertible Preferred Stock – Series B	8	2,356	18,848
$1.60 Cumulative Convertible Preferred Stock – Series C	4/2.4	173,877	289,795
$1.80 Cumulative Convertible Preferred Stock – Series D	4/2.4	242,243	403,738
Total possible votes			283,642,838	*

*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder’s preferred stock was convertible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended+

10.12	The Corporation’s Directors Deferred Compensation Plan, as amended+

10.13	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended+

10.20	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan*

10.26	Form of Third Amendment to Change in Control Severance Agreements+

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended March 31, 2004.
+	Denotes management contract or compensatory plan.

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

As described in PNC’s 2003 Form 10-K, the Corporation filed two Current Reports on Form 8-K (“Form 8-K”) on January 21, 2004 and a Form 8-K on March 10, 2004. In addition, the Corporation filed the following reports on Form 8-K during and subsequent to the first quarter of 2004 through the filing date of this Quarterly Report on Form 10-Q on the dates indicated:

March 19, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding PNC’s mailing of its 2003 Summary Annual Report to shareholders, together with its 2003 Form 10-K and proxy materials for the 2004 Annual Meeting of Shareholders. A copy of the Corporation’s 2003 Summary Annual Report was furnished as an Exhibit to this Form 8-K.

April 5, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation to investors by the Vice Chairman and Chief Financial Officer and other financial executives of the Corporation to review segment reporting enhancements. A copy of the electronic slides used in the presentation and related material provided on PNC’s website in connection with the presentation was furnished as an Exhibit to this Form 8-K.

April 21, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding the Corporation’s release of first quarter 2004 earnings. A copy of PNC’s earnings press release was furnished as an Exhibit to this Form 8-K.

April 21, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding supplementary financial information provided on the Corporation’s website in connection with its April 21, 2004 release of first quarter 2004 earnings and related investor conference call. A copy of this supplementary financial information was furnished as an Exhibit to this Form 8-K.

April 27, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding a presentation by PNC’s Chairman and Chief Executive Officer and other executives at PNC’s 2004 Annual Meeting of Shareholders. A copy of the electronic slides used in the presentation and related material was furnished as an Exhibit to this Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 10, 2004, on its behalf by the undersigned thereunto duly authorized.

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

Pittsburgh, Pennsylvania 15222-2707

(412) 762-2000

STOCK LISTING

The PNC Financial Services Group, Inc. common stock is listed on the New York Stock Exchange under the symbol PNC.

FINANCIAL INFORMATION

PNC is subject to the informational requirements of the Securities Exchange Act of 1934 and as such files annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). Copies of these and other filings, including exhibits thereto, may be obtained electronically at the SEC’s internet website at www.sec.gov or on or through PNC’s internet website at www.pnc.com in the Investors section. Copies may also be obtained without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

PNC’s Corporate Governance Guidelines and additional information about PNC’s Board and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of PNC’s website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or the charters of the Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC website) may do so by sending their requests to Thomas R. Moore, Corporate Secretary, at corporate headquarters.

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

	High	Low	Close	Cash Dividends Declared
2004 Quarter
First	$59.79	$52.68	$55.42	$.50
2003 Quarter
First	$45.95	$41.63	$42.38	$.48
Second	50.11	42.06	48.81	.48
Third	50.17	46.41	47.58	.48
Fourth	55.55	47.63	54.73	.50

Total				$1.94

DIVIDEND POLICY

Holders of The PNC Financial Services Group, Inc. common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. The Board presently intends to continue the policy of paying quarterly cash dividends. However, future dividends will depend on earnings, the financial condition of The PNC Financial Services Group, Inc. and other factors, including applicable government regulations and policies and contractual restrictions.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions for service charges. A prospectus and enrollment form may be obtained by contacting Shareholder Services at (800) 982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

(800) 982-7652