Form 10-Q
period 2004-06-30
PNC FINANCIAL SERVICES GROUP INC
filed 2004-08-09
CIK 713676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☒ No ☐

As of July 30, 2004, there were 282,360,287 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2004 Second Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
FINANCIAL PERFORMANCE
Revenue
Net interest income (taxable-equivalent basis) (a)	$485	$523	$982	$1,029
Noninterest income	910	776	1,821	1,571

Total revenue	$1,395	$1,299	$2,803	$2,600

Net income	$304	$184	$632	$446

Per common share
Diluted earnings	$1.07	$.65	$2.22	$1.57

Cash dividends declared	$.50	$.48	$1.00	$.96

SELECTED RATIOS
Return on
Average common shareholders’ equity	17.41%	10.91%	18.13%	13.32%
Average assets	1.66	1.13	1.73	1.37
Net interest margin	3.18	3.91	3.24	3.83
Noninterest income to total revenue	65	60	65	60
Efficiency	65	72	65	69

See page 36 for a glossary of certain terms used in this report.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, we have increased the interest income earned on tax-exempt assets to make them fully equivalent to other taxable interest income investments. The following is a reconciliation of net interest income as reported in the Consolidated Statement of Income to net interest income on a taxable-equivalent basis (in millions):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net interest income, GAAP basis	$481	$521	$975	$1,024
Taxable-equivalent adjustment	4	2	7	5

Net interest income, taxable-equivalent basis	$485	$523	$982	$1,029

Unaudited	June 30 2004	December 31 2003	June 30 2003
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$73,118	$68,168	$67,262
Earning assets	60,029	56,361	54,748
Loans, net of unearned income	39,094	34,080	34,534
Allowance for loan and lease losses	593	632	673
Securities	14,954	15,690	16,017
Loans held for sale	1,457	1,400	1,475
Deposits	49,994	45,241	46,694
Borrowed funds	10,937	11,453	7,903
Allowance for unfunded loan commitments and letters of credit	83	90	78
Shareholders’ equity	7,064	6,645	6,774
Common shareholders’ equity	7,056	6,636	6,765
Book value per common share	25.01	23.97	24.16
Loans to deposits	78%	75%	74%
ASSETS UNDER MANAGEMENT (billions) (b)	$350	$354	$328
NONDISCRETIONARY ASSETS UNDER ADMINISTRATION (billions) (b)	$91	$87	$85
FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$665	$654	$608
Custody assets	416	401	371
CAPITAL RATIOS
Tier 1 Risk-based	9.1%	9.5%	8.9%
Total Risk-based	12.9	13.8	12.3
Leverage	7.7	8.2	8.1
Tangible common (c)	5.6	6.3	6.6
Shareholders’ equity to assets	9.66	9.75	10.07
Common shareholders’ equity to assets	9.65	9.73	10.06
ASSET QUALITY RATIOS
Nonperforming assets to loans, loans held for sale and foreclosed assets	.51%	.92%	1.12%
Nonperforming loans to loans	.43	.78	.95
Net charge-offs to average loans (for the three months ended)	.27	.57	.73
Allowance for loan and lease losses to loans	1.52	1.85	1.95
Allowance for loan and lease losses to nonperforming loans	351	238	206

(b)	Balance at June 30, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of Hawthorn and the expected reduction of approximately $6 billion of assets under management with approximately $4.7 billion moving to nondiscretionary assets under administration.

(c)	Computed as common shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets less goodwill and other intangible assets (excluding mortgage servicing rights).

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 6, 7 and 8 of our 2003 Annual Report on Form 10-K, (“2003 Form 10-K”). We have reclassified certain prior period amounts to conform with the current year presentation. The term “loans” in this report excludes loans held for sale, securities that represent interests in pools of loans, and purchased customer receivables. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1 and 7 of our 2003 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, wholesale banking, wealth management, asset management and global fund processing services. We operate directly and through numerous subsidiaries, providing certain products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. We also provide certain banking, asset management and global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving growth in our lines of business underpinned by prudent risk and capital management. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing convenient banking options, leading technological systems and a broad range of asset management products and services. We also intend to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding to new geographical markets.

On July 16, 2004, we entered into a definitive agreement to acquire Riggs National Corporation, a Washington, D.C. based banking company. The transaction, which we expect to close in the first quarter of 2005, will give us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. The aggregate consideration is comprised of a fixed number of approximately 7.5 million shares of PNC common stock and $319 million in cash, subject to adjustment. See Note 18 Subsequent Events in the Notes to Consolidated Financial Statements under Item 1 of this Report and our Current Reports on Form 8-K dated July 16, 2004 and July 22, 2004 for additional information on this pending acquisition.

In recent years, we have managed interest rate risk to achieve a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by significant flexibility to take advantage, where appropriate, of rising interest rates. We anticipate rising interest rates in the second half of 2004, and we expect that the overall impact of such an environment will be beneficial to our results in the latter part of 2004 and in 2005.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,

•	Loan demand,

•	Interest rates (including direction, timing and magnitude of movement),

•	The shape of the interest rate yield curve, and

•	The performance of the capital markets.

We seek a moderate risk profile in the management of our businesses to limit the risk of loss resulting from quickly changing market conditions. We focus on the development and management of our customer franchises to generate growth in revenue and earnings.

During the second quarter of 2004, we achieved success in growing our business segments, with customer growth and retention improving in a number of key areas. We believe such growth enhances our overall value by increasing revenues that are less susceptible to changes in economic and market conditions.

Noninterest income increased by 17% in the second quarter of 2004 compared with the second quarter of 2003, and noninterest income as a percentage of total revenue increased to 65% from 60% a year ago. These measures reflect, among other things, growth in fee-based customer revenues.

Economic factors, particularly low interest rates, continued to pressure net interest income. Loan demand increased during the quarter. We expect interest rates to rise and loan demand to increase in response to improving general economic conditions. To some extent, the benefits of rising interest rates and increases in loan demand will trail the improvements themselves. Given these factors, we believe net interest income for the third quarter of 2004 will be relatively flat compared with the second quarter of 2004 and will increase in the fourth quarter of 2004 and continue to increase through 2005.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success for the remainder of 2004 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers;

•	Growth in market share across businesses;

•	Disciplined expense control and improved efficiency;

•	Maintaining strong overall asset quality; and

•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

Consolidated net income for the first six months of 2004 was $632 million, or $2.22 per diluted share, compared with net income of $446 million, or $1.57 per diluted share, for the first six months of 2003. Return on average shareholders’ equity was 18.13% for the first half of 2004 compared with 13.32% for the first half of 2003. Return on average assets was 1.73% for the first six months of 2004 compared with 1.37% for the first six months of 2003.

Consolidated net income for the second quarter of 2004 was $304 million or $1.07 per diluted share compared with $184 million or $.65 per diluted share for the second quarter of 2003. Return on average common shareholders’ equity was 17.41% for the second quarter of 2004 compared with 10.91% for the second quarter of 2003, while return on average assets was 1.66% for the second quarter of 2004 and 1.13% for the second quarter of 2003.

Results for both the first six months and second quarter of 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with our agreement with the United States Department of Justice (“DOJ”), including related legal and consulting costs. See “Agreement with Department of Justice” in the Financial Review section of our Quarterly Report on Form 10-Q for the second quarter of 2003 and our Current Report on Form 8-K dated June 23, 2004 for further information.

Our second quarter 2004 performance included the following accomplishments:

•	Noninterest income grew 17% compared with the second quarter of 2003, driven by growth in fee-based businesses and improved equity management results. Noninterest income represented 65% of our total revenue for the second quarter of 2004.

•	Loan demand rose substantially, highlighted by growth in consumer loans and a significant increase in commercial loan demand, as evidenced by increases in credit utilization rates and net new client business. Consumer and commercial loan balances each increased more than $800 million as of June 30, 2004 compared with the amounts at March 31, 2004.

•	Efficiency initiatives in 2004 and 2003 resulted in incremental expense savings of $24 million in the second quarter of 2004 compared with the year-ago quarter.

•	BlackRock reported another strong quarter, as earnings improved 24% over the prior year period.

•	Our Regional Community Banking segment produced another strong quarter, as average demand deposits grew 15% compared with the second quarter of 2003, checking relationships grew 8% compared with the year-earlier period and the percentage of customers using our online banking systems increased to 43%. In addition, total average deposits grew 6% during the second quarter of 2004 compared with the second quarter of 2003. The first quarter 2004 United National acquisition contributed to these 2004 results.

•	Asset quality continued to improve as nonperforming loans as a percentage of total loans fell to .43% at June 30, 2004 compared with .49% at March 31, 2004 and .95% at June 30, 2003. As a result of this improvement as well as the impact of the sale of our vehicle leasing portfolio, we reduced the provision for credit losses to $8 million for the second quarter of 2004 compared with $57 million in the second quarter of 2003. We expect the provision for credit losses to be moderately higher for the remainder of 2004 as loan balances increase.

BALANCE SHEET HIGHLIGHTS

Total assets were $73.1 billion at June 30, 2004 compared with $68.2 billion at December 31, 2003. The impact of our January 2004 acquisition of United National and an increase in total loans, including the first quarter 2004 purchase of a portfolio of home equity loans, contributed to the increase in total assets at June 30, 2004.

Average interest-earning assets were $60.5 billion for the first half of 2004 compared with $53.6 billion for the first half of 2003. The acquisition of United National, an increase in average securities and the impact of our adoption of FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities,” in the second half of 2003 were the primary drivers of the increase in average interest-earning assets.

Average total loans were $37.5 billion for the first six months of 2004, an increase of $2.5 billion over the first six months of 2003. The increase in average total loans was primarily attributable to the addition of approximately $1.9 billion of loans from the acquisition of United National and growth in home equity loans, partially offset by a decline in lease financing loans. During the second quarter of 2004, we sold our vehicle leasing portfolio as more fully described in the Consolidated Balance Sheet Review section of this Report.

Average total deposits were $48.2 billion for the first half of 2004, an increase of $4.0 billion over the first half of 2003. The increase in deposits was attributable to the acquisition of United National, higher time deposits in foreign offices and increased customer volumes. Average total deposits represented 66% of total sources of funds for the first half of 2004 and 67% for the first half of 2003. Aggregate average interest-bearing demand and money market and average demand and other noninterest-bearing deposits were $35.2 billion for the first six months of 2004 compared with $32.3 billion for the first six months of 2003.

Average borrowed funds were $12.9 billion for the first six months of 2004 and $8.7 billion for the first six months of 2003. The following contributed to this increase:

•	The addition to our Consolidated Balance Sheet of $1.2 billion of junior subordinated debentures at December 31, 2003 ($300 million of which was issued in December 2003), the effective date that we deconsolidated our trust preferred securities under FIN 46,

•	Our issuance of $600 million of subordinated notes in November 2003,

•	The addition of commercial paper related to Market Street Funding Corporation (“Market Street”) resulting from the adoption of FIN 46 in the second half of 2003, and

•	An increase in short-term borrowings to fund asset growth.

Shareholders’ equity totaled $7.1 billion at June 30, 2004, an increase of $.4 billion from December 31, 2003. See Consolidated Balance Sheet Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $656 million for the first half of 2004 and $552 million for the first half of 2003. Total business segment earnings for the second quarter of 2004 were $330 million, compared with $284 million for the second quarter of 2003. See Note 16 Segment Reporting in the Notes to Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a generally accepted accounting principles (“GAAP”) basis. PNC’s business segments as reported in this Report reflect changes in our methodology for reporting business segment results as further described in our Current Report on Form 8-K dated April 5, 2004.

Regional Community Banking

Regional Community Banking’s earnings were $227 million for the first six months of 2004 and $228 million for the first six months of 2003. Earnings from Regional Community Banking totaled $125 million for the second quarter of 2004 compared with $122 million for the second quarter of 2003. Checking relationships as of June 30, 2004 grew 8% compared with June 30, 2003, while Regional Community Banking average loans grew 31% and average demand deposits grew 15% for the second quarter of 2004 compared with the second quarter of 2003. Earnings for 2004 reflected the acquisition of United National that was effective January 1, 2004, increased loan demand and focused efforts to increase and retain the customer base. The impact of these factors on results for the first half of 2004 was offset by higher noninterest expense – primarily attributable to United National – and a higher provision for credit losses driven by a change in charge-off policy.

Wholesale Banking

Earnings from Wholesale Banking totaled $235 million for the first half of 2004 and $177 million for the first half of 2003. Wholesale Banking reported second quarter 2004 earnings of $113 million, an increase of 36% over the second quarter of 2003. Improved results in 2004 reflected a lower provision for credit losses as asset quality improved.

PNC Advisors

PNC Advisors earned $58 million in the first six months of 2004 and $44 million in the first six months of 2003. Earnings for the first half of 2004 included a $10 million pretax gain recognized in the first quarter from the sale of certain investment consulting activities of Hawthorn. Earnings from PNC Advisors totaled $27 million for the second quarter of 2004, an increase of $3 million or 13%, compared with the second quarter of 2003. Increased second quarter 2004 earnings reflected a reduction in the provision for credit losses and lower noninterest expense.

BlackRock

BlackRock reported first half 2004 earnings of $103 million compared with $74 million for the first half of 2003. BlackRock’s earnings totaled $48 million for the second quarter of 2004 compared with $39 million for the second quarter of 2003. Stronger earnings were attributable to increased revenue resulting from a growing base of assets under management. In addition, BlackRock recognized a $9 million net income benefit during the first quarter of 2004 associated with the resolution of an audit performed by New York State on state income tax returns filed from 1998 through 2001. BlackRock’s assets under management rose to $310 billion at June 30, 2004, an increase of 8% compared with the level at June 30, 2003. The increase was primarily attributable to net new subscriptions and market appreciation.

PNC owns approximately 71% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 29% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Statement of Income. BlackRock financial information included in Item 2 of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $2.9 billion at June 30, 2004.

PFPC

PFPC earned $33 million for the first six months of 2004 and $29 million for the first six months of 2003. Earnings from PFPC totaled $17 million for the second quarter of 2004 compared with $16 million for the second quarter of 2003. The higher earnings were primarily attributable to the divestiture of the retirement services business and the acquisition of ADVISORport, Inc., both executed in 2003, as well as the benefit derived from comparatively favorable market conditions. PFPC’s accounting/administration net fund assets increased 9% and custody fund assets increased 12% as of June 30, 2004 compared with the balances at June 30, 2003. The increases were driven by improved equity market conditions, net new business and asset inflows from existing clients.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

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

Taxable-equivalent net interest income was $982 million for the first half of 2004 compared with $1.029 billion for the first half of 2003. Taxable-equivalent net interest income totaled $485 million for the second quarter of 2004 compared with $523 million for the second quarter of 2003. Our Consolidated Financial Highlights section included in this Financial Review provides a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

The net interest margin for the first six months of 2004 was 3.24% compared with 3.83% for the first six months of 2003. The net interest margin for the second quarter of 2004 was 3.18%, a decline of 73 basis points compared with 3.91% for the second quarter of 2003. The following factors contributed to the decline in net interest margin for both the six-month and second quarter comparisons:

•	The low interest rate environment that continued into the second quarter of 2004 resulted in the average yield on loans declining by 61 basis points for the first half of 2004 compared with the first half of 2003. However, the average rate paid on deposits declined by only 33 basis points over this period. The decline in loan yields was attributable to competitive pricing pressure on commercial loans, more aggressive pricing on home equity loans and the sale of the vehicle leasing portfolio.

•	For the second quarter of 2004, the average yield on loans declined 63 basis points while the average rate on deposits declined 25 basis points compared with the year ago quarter.

•	To the extent that securities were sold, prepaid or matured and were replaced, the average yield on our security portfolio declined. This decline totaled 86 basis points for the first half of 2004 compared with the first half of 2003.

•	For the second quarter of 2004, the average yield on securities declined 89 basis points compared with the year ago quarter.

•	At December 31, 2003, we deconsolidated the assets and liabilities of PNC Institutional Capital Trusts A and B and PNC Capital Trusts C and D based upon guidance included in FIN 46. By deconsolidating these trusts, we removed $1.148 billion of mandatorily redeemable capital securities issued by these trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to our Consolidated Balance Sheet. The interest expense related to the junior subordinated debentures totaled $40 million for the first half of 2004 and $20 million for the second quarter of 2004. This expense negatively impacted the net interest margin by 13 basis points in both the first half and second quarter of 2004.

•	The consolidation of variable interest entities (“VIEs”) due to the adoption of FIN 46 effective July 1, 2003 increased taxable-equivalent net interest income slightly and increased average interest-earning assets in both 2004 periods. However, the impact of the consolidation of the VIEs reduced the net interest margin by 12 basis points in both the first half and second quarter of 2004.

The impact of the United National acquisition on 2004 taxable-equivalent net interest income and net interest margin mitigated the factors described above. United National added approximately $63 million of net interest income and 5 basis points to the net interest margin during the first half of 2004 and approximately $33 million of net interest income and 7 basis points to the net interest margin in the second quarter of 2004 compared with the year-earlier periods.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $20 million for the first six months of 2004, a decline of $73 million compared with the first six months of 2003. The provision for credit losses was $8 million for the second quarter of 2004 compared with $57 million for the second quarter of 2003. The significant decline in the provision for credit losses in both 2004 periods primarily reflected an overall improvement in the credit quality of the loan portfolio in 2004 compared with the prior year periods. The improved credit quality reflected both a decline in nonperforming loans and a reduction in problems related to performing credits. In addition, the provision for credit losses for the second quarter and first half of 2004 declined $5 million due to a reserve reduction recognized in connection with the sale of our vehicle leasing business.

See Allowance For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management portion of the Risk Management section of Item 2 of this Report for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $1.821 billion for the first six months of 2004 compared with $1.571 billion for the first six months of 2003. Noninterest income totaled $910 million for the second quarter of 2004 compared with $776 million for the second quarter of 2003. Other than net securities gains, all major categories of noninterest income increased during the first half and second quarter of 2004 compared with the like prior year periods.

Higher noninterest income for both 2004 periods reflected the following:

•	Equity management gains compared with equity management losses in the year earlier periods, and

•	Increases in asset management and fund servicing fees.

The first quarter 2004 pretax gain related to the sale of our modified coinsurance contracts also favorably impacted noninterest income for the first half of 2004.

In addition, the United National acquisition contributed approximately $13 million to noninterest income in the first six months of 2004, including approximately $6 million in the second quarter.

Additional Analysis

Combined asset management and fund servicing fees totaled $906 million for the first half of 2004 compared with $797 million for the first half of 2003. Combined asset management and fund servicing fees amounted to $450 million for the second quarter of 2004, an increase of $53 million over the prior year second quarter. These increases reflected growth in assets managed and serviced, partially due to improved equity market conditions in 2004. Assets under management at June 30, 2004 totaled $350 billion, up $22 billion compared with the level at June 30, 2003 primarily due to growth in fixed income assets managed by BlackRock. PFPC provided fund accounting/administration services for $665 billion of net fund investment assets and provided custody services for $416 billion of fund investment assets at June 30, 2004, compared with $608 billion and $371 billion, respectively, at June 30, 2003. Net new business, comparatively improved equity market conditions and asset inflows from existing clients all contributed to the increases in the PFPC statistics.

Service charges on deposits were $122 million for the first six months of 2004, up $5 million over the first six months of 2003. Service charges on deposits totaled $63 million for the second quarter of 2004 compared with $60 million for the second quarter of 2003. The increases in both comparisons were primarily due to growth in checking relationships, which increased 8% as of June 30, 2004 compared with June 30, 2003.

Brokerage fees increased $27 million, to $114 million, for the first half of 2004 compared with the first half of 2003. Second quarter 2004 brokerage revenues totaled $56 million, an increase of $10 million from the second quarter of 2003. The impact of higher trading volumes resulting from comparatively improved equity market conditions drove the increases in both comparisons.

Consumer service fees totaled $130 million for the first six months of 2004 compared with $123 million for the first six months of 2003. Consumer service fees increased $3 million, to $67 million, in the second quarter of 2004 compared with the year ago quarter. Increases in 2004 were in part due to additional fees from debit card transactions that reflected higher volumes, including the impact of United National customers, partially offset by the impact of the sale of certain out-of-footprint ATMs.

As previously reported, Visa settled litigation in 2003 with major retailers regarding pricing and usage of customer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks beginning August 1, 2003. Although PNC was not a defendant in the litigation, the settlement lowered future revenue from certain debit card transactions. The lost revenue impact to PNC for the first half of 2004 was approximately $5 million. For the second quarter of 2004, the lost revenue impact was approximately $2 million. As a result of subsequent changes in the pricing structure with Visa during 2004, the lost revenue impact of the settlement for full year 2004 is estimated to be $10 million.

Corporate services revenue totaled $253 million for the first half of 2004, an increase of $23 million compared with the prior year first half. For the second quarter of 2004, corporate services revenue totaled $128 million compared with $114 million for the second quarter of 2003. Net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale totaled $45 million in the first six months of 2004 compared with $30 million for the first six months of 2003. For the second quarter of 2004, these gains amounted to $17 million compared with $15 million for the prior year second quarter. The increases in corporate services revenue for both 2004 periods also reflected higher servicing fees related to an increase in the commercial mortgage servicing portfolio.

Equity management (private equity) net gains on portfolio investments totaled $42 million for the first six months of 2004 compared with net losses of $21 million for the first six months of 2003. For the second quarter of 2004, net gains on portfolio investments totaled $35 million compared with net losses of $17 million in the second quarter of 2003.

Net securities gains totaled $29 million for the first half of 2004 compared with $82 million for the first half of 2003. Net securities gains in the 2003 first half included $25 million related to the liquidation of the three entities formed in 2001 in the PAGIC transactions. Net securities gains were $14 million for the second quarter of 2004, down from $26 million in the prior year quarter.

Other noninterest income totaled $225 million for the first six months of 2004 compared with $156 million for the first six months of 2003. Other noninterest income for the first half of 2004 included the following items:

•	A $34 million pretax gain related to the sale of our modified coinsurance contracts, as further described in the Financial Review section of our first quarter 2004 Quarterly Report on Form 10-Q,

•	$17 million of private equity dividends,

•	A $13 million pretax gain recognized during the second quarter of 2004 in connection with BlackRock’s sale of its interest in Trepp LLC, and

•	A $10 million pretax gain related to the first quarter 2004 sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors.

Other noninterest income was $97 million for the second quarter of 2004, an increase of $11 million compared with the second quarter of 2003.

PRODUCT REVENUE

Wholesale Banking offers treasury management, capital markets and equipment leasing products that are marketed by several businesses across our Corporation. Treasury management revenue, which includes fees as well as revenue from customer deposit balances, totaled $179 million for the first half of 2004 compared with $180 million for the first half of 2003. Treasury management revenue for the second quarter of 2004 totaled $91 million compared with $89 million for the second quarter of 2003. Treasury management revenue has remained relatively flat despite a declining value of deposits and the industry shift to a more electronic-based platform, which has lower revenue per item than a paper-based platform. We have been able to offset these declines by increasing other treasury management sales.

Consolidated revenue from capital markets totaled $69 million for the first six months of 2004 and $55 million for the first six months of 2003. For the second quarter of 2004, consolidated revenue from capital markets increased $9 million, to $37 million, compared with the prior year second quarter. The higher revenue in both comparisons reflected increased revenue from derivatives trading and loan syndications.

Consolidated revenue from equipment leasing products increased $3 million, to $42 million, for the first half of 2004 compared with the first half of 2003. Consolidated revenue from equipment leasing products totaled $21 million for the second quarter of 2004 compared with $19 million for the second quarter of 2003. Growth in the equipment leasing portfolio drove the increases in both comparisons.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	annuities,

•	life,

•	health,

•	disability, and

•	commercial lines coverage.

Client segments served by these insurance products include those in PNC Advisors, Regional Community Banking and Wholesale Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue from our insurance sales activities of $33 million in the first half of 2004 and $31 million in the first half of 2003. Revenue from our insurance sales activities totaled $18 million for both the second quarter of 2004 and the second quarter of 2003.

NONINTEREST EXPENSE

Year-to-date June 30, 2004 and 2003

Total noninterest expense was $1.805 billion for the first half of 2004 compared with $1.791 billion for the first half of 2003. The efficiency ratio was 65% for the first six months of 2004 compared with 69% for the first six months of 2003.

Noninterest expense for the first six months of 2004 included the following:

•	Costs totaling approximately $49 million resulting from our first quarter 2004 acquisition of United National, including approximately $11 million of one-time costs. The impact of these costs was reflected in several noninterest expense line items in our Consolidated Statement of Income and was included almost entirely in the Regional Community Banking business segment.

•	FIN 46-related expenses amounted to $33 million. We adopted FIN 46 effective July 1, 2003.

•	Expenses totaling $8 million in connection with the sale of our vehicle leasing business in 2004.

•	A $6 million impairment charge on an intangible asset related to the orderly liquidation of a particular fund managed by BlackRock. We recognized this charge during the first quarter of 2004.

Noninterest expense for the first six months of 2003 included the following:

•	Expenses totaling $120 million recognized in connection with one of our subsidiary’s second quarter 2003 agreement with the DOJ, including $5 million of related legal and consulting costs.

•	Costs totaling $29 million paid in connection with our first quarter 2003 liquidation of the three entities formed in 2001 in the PAGIC transactions. The impact of these costs was mostly offset by related net securities gains included in noninterest income.

•	Distributions on capital securities totaling $28 million, which have been classified as interest expense beginning in 2004.

•	A first quarter 2003 facilities charge of $23 million related to leased space.

Apart from the impact of the items described above, noninterest expense increased $118 million during the first half of 2004 compared with the same period in 2003. The higher expenses were primarily attributable to United National expenses and higher sales-based compensation, stock-based incentive compensation and marketing costs in 2004. These charges more than offset the benefit of lower pension expense in the comparison and a $53 million incremental benefit in the first half of 2004 from efficiency initiatives.

Second quarter 2004 and 2003

Total noninterest expense was $910 million for the second quarter of 2004 compared with $935 million for the second quarter of 2003. The efficiency ratio was 65% for the second quarter of 2004 compared with 72% for the second quarter of 2003.

Noninterest expense for the second quarter of 2004 included $18 million of FIN 46-related costs and expenses totaling $8 million in connection with the sale of our vehicle leasing business. Noninterest expense for the second quarter of 2003 included the $120 million of DOJ expenses outlined above and $14 million of distributions on capital securities. Apart from the impact of these items, noninterest expense increased in the second quarter of 2004 compared with the second quarter of 2003 primarily due to higher incentive compensation and marketing costs. These charges more than offset the benefit of lower pension expense in the comparison and a $24 million incremental benefit in the second quarter of 2004 from efficiency initiatives.

Average full-time equivalent employees totaled approximately 23,700 in the first half of 2004 and 23,500 for the first half of 2003. The increase was primarily in Regional Community Banking, reflecting the United National acquisition, partially offset by a decrease at PFPC.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA

In millions	June 30 2004	December 31 2003
Assets
Loans, net of unearned income	$39,094	$34,080
Securities	14,954	15,690
Loans held for sale	1,457	1,400
Other	17,613	16,998

Total assets	$73,118	$68,168
Liabilities
Funding sources	$60,931	$56,694
Other	4,704	4,367

Total liabilities	65,635	61,061
Minority and noncontrolling interests in consolidated entities	419	462
Total shareholders’ equity	7,064	6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$73,118	$68,168

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 40 of this Form 10-Q.

Total assets were $73.1 billion at June 30, 2004 compared with $68.2 billion at December 31, 2003. Our acquisition of United National that was effective January 1, 2004, organic growth in loan demand and the first quarter 2004 purchase of approximately $660 million of home equity loans drove the increase in total assets, partially offset by a reduction in the size of the securities portfolio. Total funding sources at June 30, 2004 increased $4.2 billion from the balance at December 31, 2003 primarily due to higher deposits resulting from the United National acquisition and increased checking and savings relationships, partially offset by a decline in total borrowed funds.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $5.0 billion, to $39.1 billion at June 30, 2004, compared with the balance at December 31, 2003. The addition of $1.9 billion of loans related to our United National acquisition, growth in demand for commercial loans and the purchase of approximately $660 million of home equity loans in the first quarter of 2004, partially offset by the impact of the sale of the vehicle leasing portfolio, drove the increase in total loans.

Details Of Loans

In millions	June 30 2004	December 31 2003
Commercial
Retail/wholesale	$4,634	$4,197
Manufacturing	3,747	3,321
Service providers	1,921	1,822
Real estate related	1,616	1,303
Financial services	1,268	1,169
Health care	470	403
Communications	105	93
Other	2,114	1,855

Total commercial	15,875	14,163

Commercial real estate
Real estate projects	1,530	1,392
Mortgage	575	432

Total commercial real estate	2,105	1,824

Consumer
Home equity	11,946	9,790
Automobile	825	543
Other	1,261	1,099

Total consumer	14,032	11,432

Residential mortgage	3,906	2,886
Lease financing
Equipment	3,747	3,691
Vehicle		744

Total lease financing	3,747	4,435

Other	352	349
Unearned income	(923)	(1,009)

Total, net of unearned income	$39,094	$34,080

As the table above indicates, the types of loans that we hold continued to be diversified among numerous industries and types of businesses. The types of loans that we hold are also diversified across the geographic areas where we do business.

As shown in the table below, the types of wholesale commercial loans and unfunded commitments that we have remained concentrated in investment grade equivalent exposure and secured lending.

Wholesale Lending Statistics (a)

Dollars in millions	June 30 2004	December 31 2003
Portfolio composition-total exposure
Investment grade equivalent or better	53%	52%
Non-investment grade (secured lending)	24	25
Non-investment grade (other)	23	23

Total	100%	100%

Client relationships >$50 million-total exposure	$12,596	$12,396
Client relationships >$50 million-customers	140	138

(a)	Includes amounts for customers of Market Street Funding Corporation.

Leasing Activities

The equipment lease portfolio totaled $3.7 billion at June 30, 2004 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We no longer enter into new cross-border lease transactions.

Aggregate residual value at risk on the total commercial lease portfolio at June 30, 2004 was $1.2 billion. We have taken steps to mitigate $.7 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. Approximately $.5 billion of this risk was unmitigated at June 30, 2004.

Legislation passed in the United States Senate would, if enacted into law, change the tax treatment of existing cross-border lease transactions including those that we have previously entered into. The House of Representatives-passed version of the bill would only impact the tax treatment of cross-border lease transactions entered into starting from a point in time after we discontinued doing these transactions. A conference committee will be required to resolve these and other differences between the Senate and House versions of this legislation. If legislation is ultimately enacted that changes the tax treatment of transactions that had already occurred prior to our discontinuation of these transactions, as is the case with the current Senate version, it could impact significantly the economics of our existing cross-border lease portfolio.

In addition, as part of the 1998-2000 audit of our consolidated federal income tax returns, the Internal Revenue Service (“IRS”) has proposed adjustments to the following transactions that we have previously entered into:

•	Two lease-in, lease-out transactions,

•	Seven qualified technological equipment leases, and

•	Three lease-to-service contract transactions.

The proposed adjustments would reverse the tax treatment of these transactions as we reported them on our filed tax returns. We believe the way we reported these transactions in our filed tax returns is supported by appropriate tax law and intend to pursue resolution of the matter through the appropriate IRS administrative appeal remedies. While we cannot predict with certainty the result of pursuing the administrative appeal remedies, any resolution would most likely involve a change in the timing of tax deductions which, in turn, depending on the exact resolution, could significantly impact the economics of these types of transactions.

Two other lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. We have been informed that the partnerships are under audit by the IRS.

During the second quarter of 2004, we completed the sale of our subsidiary, PNC Vehicle Leasing LLC, and the related vehicle lease portfolio and other assets. In connection with this transaction, we also terminated our related residual insurance policies with our residual insurance carrier. As a result of these actions, we have completed the exit of the consumer vehicle leasing business, including our related exposures to the used vehicle market and the payment of future residual insurance claims. We recognized a pretax net loss of $3 million related to the sale during the second quarter of 2004.

See Note 18 Subsequent Events in the Notes to Consolidated Financial Statements regarding our planned acquisition of certain fixed assets and new loan production from Aviation Finance Group.

Net Unfunded Commitments

In millions	June 30 2004	December 31 2003
Commercial	$18,378	$17,218
Consumer	7,097	5,713
Commercial real estate	957	767
Purchased customer receivables	818	911
Lease financing	153	82
Education loans	132	252
Institutional lending repositioning	8	85
Other	44	155

Total	$27,587	$25,183

Commitments to extend credit represent arrangements that we have to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.2 billion at June 30, 2004 and $6.4 billion at December 31, 2003.

The increase in consumer net unfunded commitments at June 30, 2004 compared with the balance at December 31, 2003 was primarily due to net unfunded commitments related to our first quarter 2004 purchase of a portfolio of home equity loans and the acquisition of United National.

At June 30, 2004, purchased customer receivables totaled $1.7 billion. Unfunded commitments related to purchased customer receivables totaled $818 million at June 30, 2004 and are included in the preceding table. This activity is conducted entirely through Market Street Funding Corporation (“Market Street”). See the Off-Balance Sheet Arrangements And Consolidated VIEs section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements for further information regarding Market Street.

Net outstanding standby letters of credit totaled $3.7 billion at June 30, 2004 and $4.0 billion at December 31, 2003. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
June 30, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,559	$3,538
Mortgage-backed	5,886	5,740
Commercial mortgage-backed	3,019	2,982
Asset-backed	2,202	2,180
State and municipal	226	224
Other debt	32	32
Corporate stocks and other	255	256

Total securities available for sale	$15,179	$14,952

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2

Total securities held to maturity	$2	$2

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$3,416
Mortgage-backed	5,889	5,814
Commercial mortgage-backed	3,248	3,310
Asset-backed	2,698	2,692
State and municipal	133	135
Other debt	55	57
Corporate stocks and other	259	264

Total securities available for sale	$15,684	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2

Total securities held to maturity	$2	$2

Securities represented 20% of total assets at June 30, 2004 and 23% of total assets at December 31, 2003. Decreases in commercial mortgage-backed and asset-backed securities partially offset by increases in United States Treasury and government agencies and state and municipal securities drove the decrease in total securities compared with December 31, 2003.

At June 30, 2004, the securities available for sale balance included a net unrealized loss of $227 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million. The impact of an increase in interest rates during the second quarter of 2004 was reflected in the net unrealized loss position at June 30, 2004.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after June 30, 2004, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at June 30, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 2 years and 10 months at June 30, 2004 and 2 years and 11 months at December 31, 2003.

We estimate the effective duration of securities available for sale is 2.8 years for an immediate 50 basis points parallel increase in interest rates and 2.6 years for an immediate 50 basis points parallel decrease in interest rates.

Mortgage-backed securities (“MBS”) comprise 38% of available for sale securities or $5.7 billion. These securities are predominantly CMOs (“collateralized mortgage obligations”) and securitized pools of hybrid adjustable rate mortgages. At June 30, 2004, we held approximately $130 million of 30- and 15- year fixed-rate pass-through securities.

We carry securities classified as held to maturity at amortized cost. Securities classified as held to maturity at June 30, 2004 and December 31, 2003 were related to Market Street and were consolidated due to our adoption of FIN 46 effective July 1, 2003. These securities represent a static pool of lottery payments purchased as a private placement. The expected weighted-average life of securities held to maturity was 9 months at June 30, 2004 and 2 years and 7 months at December 31, 2003.

LOANS HELD FOR SALE

Details Of Loans Held For Sale

In millions	June 30 2004	December 31 2003
Education loans	$1,185	$1,014
Total institutional lending repositioning	27	70
Other	245	316

Total loans held for sale	$1,457	$1,400

We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans go into repayment status.

Our liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $17 million for the second quarter of 2004 and $45 million for the first six months of 2004. The corresponding amounts for 2003 were $15 million and $30 million. These gains are reflected in the results of the Wholesale Banking business segment.

OTHER ASSETS

The increase of $615 million in “Assets-Other” in the preceding “Balance Sheet Data” table includes $567 million of goodwill recorded in the first quarter of 2004 in connection with the United National acquisition.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

In millions	June 30 2004	December 31 2003
Deposits
Money market	$20,717	$19,398
Demand	15,300	14,861
Retail certificates of deposit	8,831	8,142
Savings	2,672	2,114
Other time	855	380
Time deposits in foreign offices	1,619	346

Total deposits	49,994	45,241

Borrowed funds
Federal funds purchased	1,069	169
Repurchase agreements	1,163	1,081
Bank notes and senior debt	2,796	2,823
Federal Home Loan Bank borrowings	101	1,115
Subordinated debt	3,510	3,729
Commercial paper (a)	1,743	2,226
Other borrowed funds	555	310

Total borrowed funds	10,937	11,453

Total	$60,931	$56,694

(a)	Attributable to Market Street.

Total deposits increased $4.8 billion from December 31, 2003. This increase was primarily attributable to our first quarter 2004 acquisition of United National. Total borrowed funds decreased $.5 billion, or 5%, from December 31, 2003.

Total shareholders’ equity was $7.1 billion at June 30, 2004, an increase of $.4 billion from December 31, 2003. In addition to the impact of earnings, dividends and the issuance of stock, shareholders’ equity at June 30, 2004 compared with December 31, 2003 reflected a decline in the fair value of securities available for sale and cash flow hedge derivatives due to the impact of rising interest rates during the second quarter of 2004. These fair value changes are captured in the accumulated other comprehensive income (loss) component of shareholders’ equity. See Note 15 Shareholders’ Equity And Comprehensive Income in the Notes to Consolidated Financial Statements of Item 1 of this Report for additional information.

Common shares outstanding at June 30, 2004 were 282 million, an increase of 5 million over December 31, 2003, principally due to the issuance of common shares for the acquisition of United National.

As previously reported, in February 2004 the PNC board of directors authorized us to repurchase up to 20 million shares of common stock. During the second quarter of 2004, we repurchased 1 million common shares under this program at a total cost of $56 million. During the first half of 2004, we purchased 3.2 million common shares at a total cost of $181 million under the 2004 repurchase program and under the prior program. The extent and timing of share repurchases during the remainder of the program will depend on a number of factors, including, among others, market and general economic conditions, regulatory and economic capital considerations, alternative uses of capital and the potential impact on PNC’s credit rating. Capital to be utilized for the pending acquisition of Riggs National Corporation, which is expected to add approximately $650 to $700 million of intangible assets, will cause us to constrain share repurchases over the next several quarters as we seek to maintain our capital position.

Risk-Based Capital

Dollars in millions	June 30 2004	December 31 2003
Capital components
Shareholders’ equity
Common	$7,056	$6,636
Preferred	8	9
Trust preferred capital securities (a)	1,194	1,148
Minority interest	222	246
Goodwill and other intangibles	(3,102)	(2,498)
Net unrealized securities (gains) losses	148	(3)
Net unrealized gains on cash flow hedge derivatives	(2)	(48)
Equity investments in nonfinancial companies	(34)	(34)
Other, net	(18)	(19)

Tier 1 risk-based capital	5,472	5,437
Subordinated debt	1,594	1,742
Eligible allowance for credit losses	678	716
Other, net		2

Total risk-based capital	$7,744	$7,897

Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$59,926	$57,271
Adjusted average total assets	70,799	66,591

Capital ratios
Tier 1 risk-based (b)	9.1%	9.5%
Total risk-based (b)	12.9	13.8
Leverage	7.7	8.2
Tangible common (c)	5.6	6.3

(a)	See Note 5 Capital Securities Of Subsidiary Trusts in the Notes to Consolidated Financial Statements of Item 1 of this Report regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at June 30, 2004 and December 31, 2003 based upon guidance provided to bank holding companies from the Federal Reserve.

(b)	The federal banking agencies jointly issued a final rule amending their risk-based capital standards regarding the capital treatment for certain asset-backed commercial paper programs. This final rule ended the regulatory capital relief previously granted through July 1, 2004 with respect to the Market Street conduit. The impact on our risk-based capital ratios with respect to the Market Street conduit is expected to be minimal at September 30, 2004.

(c)	Computed as common shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets less goodwill and other intangible assets (excluding mortgage servicing rights).

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The declines in the capital ratios at June 30, 2004 compared with the ratios at December 31, 2003 reflected the addition of goodwill associated with the United National acquisition. At June 30, 2004, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONSOLIDATED VIES

As is the case with most larger financial services companies, we conduct a portion of our business activities through limited purpose entities known as “special purpose entities.” Most of these activities involve financial products distributed to customers, trust and custody services, and processing and funds transfer services. The amounts involved in these activities can be quite large in relation to our assets, equity and earnings. While some of these special purpose entities are not included on our Consolidated Balance Sheet, under FIN 46 those special purpose entities defined as “variable interest entities” (“VIEs”) and for which we are considered the primary beneficiary must be consolidated by us for financial reporting purposes.

As discussed in our 2003 Form 10-K and our first quarter 2004 Form 10-Q, we consolidated certain VIEs effective in 2003 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2003 Form 10-K and first quarter 2004 Form 10-Q.

At June 30, 2004, and December 31, 2003, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
June 30, 2004
Market Street Funding Corporation	$1,668	$1,668
Partnership interests in low income housing projects	380	380
Strategic joint venture (BlackRock)	13	10

Total consolidated VIEs	$2,061	$2,058

December 31, 2003
Market Street Funding Corporation	$2,146	$2,146
Partnership interests in low income housing projects	436	436

Total consolidated VIEs	$2,582	$2,582

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Equity/ Maximum Equity Exposure
June 30, 2004
Collateralized debt obligations (BlackRock)	$2,940	$2,580	$35
Private investment funds (BlackRock)	689	288	13
Partnership interests in low income housing projects	41	41	5

Total significant variable interests	$3,670	$2,909	$53

December 31, 2003
Collateralized debt obligations (BlackRock)	$2,740	$2,370	$38
Private investment funds (BlackRock)	375	227	5
Partnership interests in low income housing projects	41	41	5
Hawthorn private investment funds (a)	1,144	1,144	3

Total significant variable interests	$4,300	$3,782	$51

(a)	Management of the funds was transferred as part of the sale of certain investment and consulting activities of Hawthorn during first quarter 2004.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activity. As permitted by FIN 46, we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Equity/ Maximum Equity Exposure
June 30, 2004
Private Equity Fund	$60	$60	$15

December 31, 2003
Private Equity Fund	$53	$52	$13

REVIEW OF BUSINESSES

We operate five major businesses engaged in banking, asset management and global fund processing services. Banking businesses include regional community banking, wholesale banking and wealth management.

Our treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives trading and loan syndications; and equipment leasing products are offered through Wholesale Banking and sold by several of our businesses.

Results of individual businesses are presented based on our management accounting practices and our management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

As more fully described in our Current Report on Form 8-K dated April 5, 2004, we changed our financial reporting for our business segments beginning with first quarter 2004 reporting and restated all prior period amounts to conform with the new methodology. The principal changes to our segment reporting are as follows:

•	We replaced the assignment of securities or funds to balance net assets for each business segment with a funds transfer pricing methodology.

•	We removed the impact of our asset and liability management function from the business segments. This is now reflected in the results of “Other.”

•	The Wholesale Banking business segment captures the results that were previously reported separately as Corporate Banking, PNC Real Estate Finance and PNC Business Credit to more accurately reflect the manner in which this business is now managed.

•	We have implemented a new capital measurement methodology based on the concept of economic capital for Regional Community Banking, Wholesale Banking, PNC Advisors and PFPC. However, we increased the capital assigned to Regional Community Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public financial statement disclosures.

We have allocated the allowance for loan and lease losses based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock and in the “Other” category in the table below. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), corporate overhead and intercompany eliminations. Business segment results, including inter-segment revenues, are included in Note 16 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

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

RESULTS OF BUSINESSES

	Earnings (Loss)		Revenue (a)		Return on Capital (b)		Average Assets (c)
Six months ended June 30 - dollars in millions	2004	2003	2004	2003	2004	2003	2004	2003
Banking businesses
Regional Community Banking	$227	$228	$1,012	$925	19%	21%	$21,193	$16,412
Wholesale Banking	235	177	639	624	27	18	21,979	19,948
PNC Advisors	58	44	324	300	37	28	2,698	2,732

Total banking businesses	520	449	1,975	1,849	24	20	45,870	39,092

Asset management and fund processing businesses
BlackRock	103	74	366	287	27	21	966	901
PFPC	33	29	402	380	25	19	2,029	1,878

Total asset management and fund processing businesses	136	103	768	667	27	20	2,995	2,779

Total business segment results	656	552	2,743	2,516	24	20	48,865	41,871
Minority interest in income of BlackRock	(30)	(23)
Other	6	(83)	60	84			24,580	23,888

Total consolidated (a)	$632	$446	$2,803	$2,600	18	13	$73,445	$65,759

(a)	Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC, which are presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis follows:

Six months ended June 30 – in millions	2004	2003
Total consolidated revenue, book (GAAP) basis	$2,796	$2,595
Taxable-equivalent adjustment	7	5

Total consolidated revenue, taxable-equivalent basis	$2,803	$2,600

(b)	Percentages for BlackRock reflect return on equity.

(c)	Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Six months ended June 30 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$673	$599
Noninterest income
Service charges on deposits	117	111
Investment products	58	59
Other	164	156

Total noninterest income	339	326

Total revenue	1,012	925
Provision for credit losses	35	17
Noninterest expense
Staff expense	266	242
Net occupancy and equipment	134	124
Other	219	183

Total noninterest expense	619	549

Pretax earnings	358	359
Income taxes	131	131

Earnings	$227	$228

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$10,106	$7,862
Indirect	805	453
Other consumer	607	531

Total consumer	11,518	8,846
Commercial	3,899	3,222
Floor plan	996	864
Residential mortgage	795	514
Other	27	25

Total loans	17,235	13,471
Goodwill	1,000	420
Loans held for sale	1,135	1,197
Other assets	1,823	1,324

Total assets	$21,193	$16,412

Deposits
Noninterest-bearing demand	$6,355	$5,373
Interest-bearing demand	6,916	6,120
Money market	12,411	12,384

Total transaction deposits	25,682	23,877
Savings	2,528	2,011
Certificates of deposit	8,493	9,011

Total deposits	36,703	34,899
Other liabilities	312	183
Capital	2,363	2,239

Total funds	$39,378	$37,321

PERFORMANCE RATIOS
Return on capital	19%	21%
Noninterest income to total revenue	33	35
Efficiency	61	59

Six months ended June 30 Dollars in millions	2004	2003
OTHER INFORMATION
Total nonperforming assets (a)	$81	$73
Net charge-offs (b)	$42	$22
Annualized net charge-off %	.49%	.33%
Home equity portfolio credit statistics:
% of first lien positions	51%	46%
Weighted average loan-to-value ratios	71%	72%
Weighted average FICO scores	717	712
Loans 90 days past due	.20%	.28%
Gains on sales of education loans (c)	$2	$8
Average FTEs	10,317	9,510
ATMs	3,528	3,660
Branches	775	713
Checking relationships	1,700,000	1,575,000
Consumer DDA households using online banking	663,000	538,000
% of consumer DDA households using online banking	43%	38%
Consumer DDA households using online bill pay	112,000	54,000
% of consumer DDA households using online bill payment	7%	4%
Small business deposits:
Demand deposits	$5,415	$4,728
Money market	$2,609	$2,023
Certificates of deposit	$312	$365

(a)	Includes nonperforming loans of $70 million at June 30, 2004 and $64 million at June 30, 2003.

(b)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004. The impact of this change in future periods is not expected to be significant.

(c)	Included in other noninterest income.

Regional Community Banking earnings were $227 million for the first half of 2004 compared with $228 million for the first half of 2003. Higher total revenue compared with the first half of 2003 was offset by an increase in noninterest expense and a higher provision for credit losses. The increase in noninterest expense was primarily attributable to the acquisition of United National during the first quarter of 2004.

Highlights of the Regional Community Bank’s performance during the first half of 2004 include:

•	Average demand deposits increased 15% compared with the year-earlier period, driven by an increase of 8% in checking account relationships. The growth in demand deposits and checking relationships was caused by the acquisition of United National, a continued improvement in consumer retention and a 16% increase in small business deposit account acquisition. Average demand deposits grew 7% on an annualized basis compared with the first quarter of 2004.

•	Average loans increased 28% compared with the first half of 2003 driven by consumer, small business and dealer loan demand, the United National acquisition and the purchase of approximately $660 million of home equity loans in the first quarter of 2004.

•	We continued to build upon the success of the United National acquisition, with 7 new in-store branch openings and two stand-alone branch openings in New Jersey during the first six months of 2004.

•	A growing percentage of our customers were using online banking systems. As of June 30, 2004, 43% of banking customers used web-based banking options compared with 38% a year earlier.

Taxable-equivalent net interest income increased 12% compared with the first six months of 2003 primarily due to a 28% increase in average loan balances that reflected strategic loan growth and the impact of United National. The benefits of the loan growth were partially offset by a lower value of deposits and the additional carrying costs related to goodwill associated with United National.

Noninterest income increased $13 million compared with the first half of 2003 driven by the increase in checking relationships and the higher cross-sell and usage of other products and services. The increases in fee revenue were achieved despite a decline in ATM surcharge revenue related to our strategic downsizing of out-of-footprint ATMs and the timing of gains on the sale of education loans. Additionally, debit card related growth was hindered by last year’s Visa/retailer settlement.

The provision for credit losses increased $18 million for the first six months of 2004 compared with the first six months of 2003 primarily due to our decision to change the charge-off policy related to smaller nonperforming commercial loans during the first quarter of 2004. Nonetheless, overall credit quality continued to improve as evidenced by the decline in nonperforming loans as a percentage of total loans to .41% as of June 30, 2004 compared with .48% at the same time last year.

Noninterest expense in 2004 included $48 million of costs resulting from the acquisition of United National, including $11 million of costs considered “one-time” in nature. The remaining increase was primarily due to ongoing expenses associated with growth-related investments in the sales force and the expansion of our distribution network.

We have adopted a relationship-based lending strategy to target specific customer segments (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average home equity loans increased 29% compared with the first half of 2003. The increase was primarily attributable to continued strength in loan demand, the United National acquisition and the purchase of approximately $660 million of home equity loans in the first quarter of 2004.

•	Average commercial loans have grown 21% on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts and the United National acquisition.

•	Floorplan and Indirect loan portfolios grew by 15% and 78% respectively due to managed increases in our dealer portfolio through new relationships, the United National acquisition and a renewed emphasis on Indirect lending.

Growth in core deposits as a source of low-cost funding is one of the primary objectives of our checking relationship growth strategy. Average total deposits increased $1.8 billion or 5% compared with the first half of 2003. The deposit growth was driven by increased checking and savings relationships and by the United National acquisition.

•	Average demand deposits grew 15% over last year driven by organic growth in the customer base and the acquisition of United National.

•	Consumer relationship retention continued to improve.

•	Small Business deposit account acquisition increased by 16% over the levels achieved in the first half of 2003.

•	Customer integration and retention efforts for United National have been very successful as evidenced by a relatively stable base of customers throughout the first six months since the transaction was completed.

•	The penetration rate and usage of checking-related services continues to increase with continuing improvements in debit card, on-line banking and on-line bill payment products and services.

Regional Community Banking provides deposit, lending, cash management and investment services to 2.2 million consumer and small business customers within our primary geographic area. Products and services offered to our customers include:

•	Checking accounts;

•	Savings, money market and certificates of deposit;

•	Loans;

•	Cash management and payment services; and

•	Investment and insurance services.

WHOLESALE BANKING

Six months ended June 30 Taxable-equivalent basis Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Net interest income	$333	$338
Net interest income – FIN 46	2

Total net interest income	335	338
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	24	23
Servicing and other fees, net of amortization	23	19
Net gains on institutional loans held for sale	45	30
Other – FIN 46	8
Other	204	214

Noninterest income	304	286

Total revenue	639	624
Provision for credit losses	(5)	74
Noninterest expense	294	306
Noninterest expense – FIN 46	30

Pretax earnings	320	244
Noncontrolling interests in income of consolidated entities	(20)	(2)
Income tax	105	69

Earnings	$235	$177

AVERAGE BALANCE SHEET
Loans
Corporate banking	$7,812	$8,432
Commercial real estate	1,806	2,002
Commercial – real estate related	1,537	1,418
PNC Business Credit	3,698	3,455

Total loans	14,853	15,307
Purchased customer receivables	1,959
Loans held for sale	489	653
Other assets	4,678	3,988

Total assets	$21,979	$19,948

Deposits	$6,837	$6,113
Commercial paper	1,963
Other liabilities	3,698	2,937
Capital	1,757	2,016

Total funds	$14,255	$11,066

PERFORMANCE RATIOS
Return on capital	27%	18%
Noninterest income to total revenue	48	46
Efficiency	51	49

COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$83	$74
Acquisitions/additions	18	12
Repayments/transfers	(12)	(7)

End of period	$89	$79

OTHER INFORMATION
Consolidated revenue from treasury management	$179	$180
Consolidated revenue from capital markets	$69	$55
Total loans (b)	$15,430	$15,137
Total nonperforming assets (a)(b)	$110	$324
Net charge-offs	$46	$73
Average FTEs	2,962	2,937
Net carrying amount of commercial mortgage servicing rights (b)	$226	$199

(a)	Includes nonperforming loans of $85 million at June 30, 2004 and $257 million at June 30, 2003.

(b)	Presented as of period-end.

Wholesale Banking earnings were $235 million for the first half of 2004 compared with $177 million for the first half of 2003. The 33% increase in earnings was primarily due to continued improvement in the credit quality of our loan portfolio which is reflected through lower provision for credit losses.

Highlights of the first half of 2004 for Wholesale Banking include:

•	Client acquisition and retention results exceeded our expectations.

•	Loans outstanding have increased since December 31, 2003 due to customer acquisitions, an increase in utilization, the acquisition of United National, and an overall increase in loan demand based on an improving economy.

•	Credit quality remains strong, positioning Wholesale Banking for growth as the economy improves.

Taxable-equivalent net interest income for the first half of 2004 decreased slightly compared with the prior year period, primarily due to lower average loan balances and a lower value of deposits. Although average loans for the first six months of 2004 were lower than the same period in 2003, we are encouraged by loan balances at June 30, 2004, which were 8.5 % higher than year-end.

As the economy improves, we expect our customers to require additional lending facilities and increase utilization on existing facilities. Although competition for quality customers has increased in intensity, we believe we can compete effectively through competitive pricing and our quality products such as treasury management and capital markets. Our wins in the marketplace are occurring both within our geographic footprint and on a national basis. This expansion of our Wholesale Bank is being accomplished within our risk/return parameters. As a result of the improving economy, our nationally focused secured lending businesses, Business Credit and Real Estate Finance, have benefited and shown significant loan growth. Our Corporate Banking business, while adding customers, has not yet experienced the same loan growth in the improving economy.

The provision for credit losses was a negative $5 million for the first half of 2004 due to improved credit quality. This improved credit quality was also demonstrated by a reduction in net charge-offs of $27 million, or 37%, compared with the first six months of 2003.

Noninterest income was impacted during the first half of 2003 by securities gains of $23 million related to the liquidation of two entities formed in 2001 in connection with the PAGIC transactions, while noninterest income for the first half of 2004 included $8 million related to the impact of FIN 46. Apart from this, noninterest income increased in 2004 primarily due to net gains in the institutional loans held for sale portfolio, along with increased derivatives trading and loan syndications in the Capital Markets area and increased commercial loan servicing fees.

Noninterest expense for the first half of 2003 included a $22 million impact related to the liquidation of two of the entities formed in 2001 in the PAGIC transactions, while noninterest expense for the first half of 2004 included $30 million related to the impact of FIN 46. Apart from these items, noninterest expense in the first six months of 2004 increased $10 million as a result of our ongoing effort to add revenue-producing employees in anticipation of future growth.

We consolidated several entities in 2003 under FIN 46, which, while increasing certain balance sheet and income statement line items, had no impact on earnings. See Note 2 Variable Interest Entities in our 2003 Form 10-K for further information regarding the entities consolidated as of December 31, 2003 and related line items impacted.

Average deposits in the second quarter 2004 increased by 14% over the same period in 2003. This increase was partially due to successful sales of Treasury Management products and from the increased commercial mortgage servicing portfolio, which grew 13% since the second quarter of 2003.

See Treasury Management and Capital Markets product revenue discussion on page 7.

Nonperforming assets at June 30, 2004 declined $214 million or 66% since June 30, 2003 due to overall credit quality improvement, continued liquidation of the institutional loans held for sale portfolio and the resolution of the two largest nonperforming assets in PNC Business Credit. With the increase in the loan portfolio, we do not expect this decline in nonperforming assets to continue.

Through Wholesale Banking we provide lending, treasury management and capital markets-related products and services and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations.

Lending products include:

•	secured and unsecured loans,

•	letters of credit, and

•	equipment leases.

Treasury management services include:

•	cash and investment management,

•	receivables management,

•	disbursement services,

•	funds transfer services

•	information reporting, and

•	global trade services.

Capital markets products include:

•	foreign exchange,

•	derivatives,

•	loan syndications, and

•	securities underwriting and distribution.

PNC ADVISORS

Six months ended June 30 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$54	$53
Noninterest income
Investment management and trust	160	154
Brokerage	58	47
Other	52	46

Total noninterest income	270	247

Total revenue	324	300
Provision for credit losses	(1)	1
Noninterest expense	234	230

Pretax earnings	91	69
Income taxes	33	25

Earnings	$58	$44

AVERAGE BALANCE SHEET
Loans
Consumer	$1,430	$1,282
Residential mortgage	146	295
Commercial	416	437
Other	297	285

Total loans	2,289	2,299
Other assets	409	433

Total assets	$2,698	$2,732

Deposits	$2,244	$2,103
Other liabilities	270	257
Capital	313	320

Total funds	$2,827	$2,680

PERFORMANCE RATIOS
Return on capital	37%	28%
Noninterest income to total revenue	83	82
Efficiency	72	76

ASSETS UNDER ADMINISTRATION (in billions) (a) (b) (c)
Assets under management
Personal	$40	$42
Institutional	9	9

Total	$49	$51

Asset type
Equity	$29	$28
Fixed income	14	16
Liquidity/other	6	7

Total	$49	$51

Nondiscretionary assets under administration
Personal	$27	$20
Institutional	64	65

Total	$91	$85

Asset type
Equity	$32	$29
Fixed income	33	29
Liquidity/Other	26	27

Total	$91	$85

OTHER INFORMATION (b)
Total nonperforming assets	$10	$5
Brokerage assets administered (in billions)	$23	$21
Full service brokerage offices	75	77
Financial consultants	436	475
Margin loans	$268	$253
Average FTEs	2,796	2,978

(a)	Excludes brokerage assets administered.

(b)	Presented as of period-end, except for average FTEs.

(c)	Balance at June 30, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of Hawthorn and the expected reduction of approximately $6 billion of assets under management with approximately $4.7 billion moving to nondiscretionary assets under administration.

PNC Advisors earned $58 million during the first half of 2004 compared with $44 million in the first half of 2003. The increase in earnings included a $10 million pretax gain recognized during the first quarter of 2004 from the sale of certain investment consulting activities of Hawthorn. The increase in earnings also reflected the impact of comparatively stronger equity markets and increased brokerage fees driven by higher investor trading volume compared with the prior year.

Business highlights for the first half of 2004 for PNC Advisors include:

•	Personal and institutional asset management and trust sales increased compared with the first half of 2003.

•	In the second quarter of 2004, Hilliard Lyons experienced declining investor trading volume due to investor apprehension over a variety of economic and political factors.

•	Average consumer loans increased 12% in the first six months of 2004 compared with the first six months of 2003 due to home equity loan and line of credit volume.

•	Net asset outflows in the first six months of 2004 decreased measurably from net outflows experienced in the first six months of 2003.

•	The sale of certain investment consulting activities of Hawthorn was completed in the first quarter. The sale resulted in a $10 million pretax gain and reduced assets under management by $6 billion.

Excluding the effect of the Hawthorn transaction, assets under management at June 30, 2004 increased $4 billion compared with the balance at June 30, 2003. The effect of comparatively higher equity markets and the acquisition of United National more than offset net client asset outflows. Net client asset outflows are the result of ordinary course client distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Investment management and trust revenue increased $6 million in the first half of 2004 compared with the first half of 2003 primarily due to the comparatively higher equity markets. Brokerage revenue in the first six months of 2004 increased $11 million compared with the first six months of 2003 due to increased brokerage fees driven by higher investor trading volume.

Noninterest expense increased $4 million in the first six months of 2004 compared with the first six months of 2003 partially due to variable expenses associated with higher brokerage production.

We provide a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through our Hawthorn unit, and provide full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. (“Hilliard Lyons”). We also serve as investment manager and trustee for employee benefit plans and charitable and endowment assets and provide defined contribution plan services and investment options through our Vested Interest® product. We provide services to individuals and corporations primarily within our geographic region.

BLACKROCK

Six months ended June 30 Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Investment advisory and administration fees	$322	$255
Other income	44	32

Total revenue	366	287
Other expense	217	162
Fund administration and servicing costs	16	16

Total expense	233	178

Operating income	133	109
Nonoperating income	21	11

Pretax earnings	154	120
Minority interest	4
Income taxes	47	46

Earnings	$103	$74

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$186	$192
Other assets	780	709

Total assets	$966	$901

Liabilities	$211	$192
Stockholders’ equity	755	709

Total liabilities and stockholders’ equity	$966	$901

PERFORMANCE DATA
Return on equity	27%	21%
Operating margin (a)	38	40
Diluted earnings per share	$1.57	$1.12

ASSETS UNDER MANAGEMENT (in billions) (b)
Separate accounts
Fixed income	$200	$175
Liquidity	7	5
Liquidity – securities lending	9	8
Equity	9	9
Alternative investment products	6	6

Total separate accounts	231	203

Mutual funds (c)
Fixed income	24	22
Liquidity	50	58
Equity	5	3

Total mutual funds	79	83

Total assets under management	$310	$286

OTHER INFORMATION
Average FTEs	965	943

(a)	Calculated as operating income divided by total revenue less fund administration and servicing costs. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions:

Operating income	$133	$109

Total revenue	$366	$287
Less fund administration and servicing costs	16	16

Revenue used for operating margin calculation, as reported	$350	$271

Operating margin, as reported	38%	40%
Operating margin, GAAP basis	36%	38%

We believe that operating margin, as reported, is a more relevant indicator of management’s ability to effectively employ BlackRock’s resources. We have excluded fund administration and servicing costs from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(b)	At June 30.

(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on its website at www.blackrock.com.

BlackRock earned $103 million in the first half of 2004 compared with $74 million in the first half of 2003. An increase in assets under management of $24 billion at June 30, 2004 compared with June 30, 2003 was reflected in the improved 2004 earnings. BlackRock recognized a $9 million net income benefit during the first quarter of 2004 associated with the resolution of an audit performed by New York State on state income tax returns filed from 1998 through 2001.

New business efforts across client channels enabled BlackRock to overcome the expected adverse impact of rising interest rates on money markets and bonds during the second quarter of 2004. Business highlights for the second quarter of 2004 for BlackRock included:

•	The addition of $4.3 billion from international clients, with continued strong momentum from BlackRock’s European and Asian account management teams, Japanese joint venture and strategic alliance in Australia,

•	Net new business of $2.1 billion from insurance clients during the quarter, and

•	Success of BlackRock Solutions which continued to grow and add several new risk management assignments.

Operating income of $133 million for the first half of 2004 represented an increase of $24 million compared with the first half of 2003. Operating results for the first half of 2004 were characterized by strong growth in base fee revenue and a significant rise in performance fees partially offset by higher expenses, including a $6 million impairment charge on intangible assets associated with an orderly liquidation of a fund due to the resignation of the fund’s portfolio manager.

Total revenue for the first six months of 2004 increased $79 million, to $366 million, compared with the first six months of 2003. Separate account revenue increased $54 million, mutual funds revenue increased $14 million and other income increased $11 million compared with the first half of 2003. The growth in separate account fees primarily consisted of an increase in alternative investment product performance fees of $29 million, and an increase in base fees of $25 million driven by the increase in assets under management. The increase in mutual funds revenue consisted of increases in closed-end fund revenue of $11 million and BlackRock Funds revenue of $4 million. Other income increased primarily due to strong sales of BlackRock Solutions products and services.

Total expenses for the first half of 2004 increased $55 million or 31% compared with the prior year period. The increase was primarily attributable to an increase of $37 million in employee compensation and benefits, an increase of $12 million in general and administration expense and the recognition of a $6 million impairment on an intangible asset referred to above. The higher employee compensation expenses reflected higher incentive compensation related to alternative investment product performance fees and the gain on the sale of BlackRock’s interest in Trepp LLC and an increase in salaries due to higher FTEs compared with the first half of 2003. Expenses related to mutual fund regulatory inquiries, compliance activities and marketing drove the increase in general and administration expense.

Nonoperating income for the first six months of 2004 included the impact of a $13 million pretax gain on the sale of BlackRock’s equity interest in Trepp LLC, a leading provider of commercial mortgage backed security information, analytics and technology.

PFPC

Six months ended June 30 Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Fund servicing revenue	$402	$380
Operating expense	325	313
(Accretion)/amortization of other intangibles, net	(4)	(8)

Operating income	81	75
Nonoperating income (a)	2	8
Debt financing	28	35

Pretax earnings	55	48
Income taxes	22	19

Earnings	$33	$29

AVERAGE BALANCE SHEET
Goodwill and other intangible assets	$1,025	$1,040
Other assets	1,004	838

Total assets	$2,029	$1,878

Debt financing	$1,150	$1,290
Other liabilities, net	616	284
Capital	263	304

Total funds	$2,029	$1,878

PERFORMANCE RATIOS
Return on capital	25%	19%
Operating margin (b)	20	20

SERVICING STATISTICS (c)
Accounting/administration net fund assets (in billions)
Domestic	$612	$573
Foreign (d)	53	35

Total	$665	$608

Asset type
Money market	$326	$349
Equity	200	141
Fixed income	94	88
Other	45	30

Total	$665	$608

Custody fund assets (in billions)	$416	$371

Shareholder accounts (in millions)
Transfer agency	21	20
Subaccounting	34	28

Total	55	48

OTHER INFORMATION
Average FTEs	4,863	5,383

(a)	Net of nonoperating expense.

(b)	Operating income divided by total fund servicing revenue.

(c)	At June 30.

(d)	Represents net assets serviced offshore.

PFPC earned $33 million for the first half of 2004 compared with $29 million for the first half of 2003, a 14% increase. The year-over-year increase in earnings was primarily attributable to the divestiture of the retirement services business and the acquisition of ADVISORport, Inc., both executed in 2003, as well as the benefit derived from comparatively favorable market conditions. Both fund servicing revenue and operating expense in 2004 reflected increases of $13 million related to amounts passed through as out-of-pocket expenditures, primarily in support of our mutual fund distribution services activities. Results for the first half of 2004 were favorably impacted by a $7 million decrease in debt financing costs due to the retirement of $125 million of debt with PNC and the refinancing of certain remaining debt obligations, also with PNC, at more favorable rates, both in December 2003. During the first half of 2004, PFPC retired an additional $47 million of such debt. Considering both principal and interest payments, PFPC has paid $74 million to PNC during this period.

Fund servicing revenue increased $22 million in the first six months of 2004 compared with the first six months of 2003. The positive impact of new sales of accounting/administration fund services, including alternative investments services, improved equity market conditions and the ADVISORport, Inc. acquisition more than offset the impact of competitive market conditions and the loss of revenue due to the divestiture of the retirement services business. To mitigate the pressure on pricing, we continue to rationalize the revenue/expense relationship.

Excluding the impact of the previously mentioned out-of-pocket items, operating expenses decreased $1 million compared with the first half of 2003. Efficiency initiatives and the sale of the retirement services business have driven a net decrease of 520 full-time equivalent employees compared with the first half of 2003. These savings have more than offset increased expenses associated with ADVISORport, Inc. and new business initiatives.

Operating income for the first half of 2004 also reflected $11 million in accretion of a discounted client contract liability. Accretion for the prior year period was $17 million. This liability has been fully satisfied and the related accretion has ended as the original underlying contract matured during the second quarter of 2004.

In June 2004, PFPC settled the remaining building lease obligation related to the restructuring reserve established in 2001. The settlement was charged against the remaining $5 million reserve, with only negligible income statement impact.

Increases in both accounting/administration and custody fund asset statistics at June 30, 2004 compared with June 30, 2003 reflected net new business, improved equity market conditions and asset inflows from existing clients. Total fund assets serviced were $1.6 trillion at June 30, 2004 compared with $1.5 trillion at June 30, 2003.

Our performance is partially dependent on the underlying performance of our mutual fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that our clients’ businesses are adversely affected by ongoing governmental investigations into the practices of the mutual and hedge fund industries, our results could be impacted.

We are among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through our Ireland and Luxembourg operations.

RISK FACTORS

A number of risks may potentially impact our business, financial condition, results of operations and cash flows. These include, among others, those described in the Consolidated Balance Sheet Review, Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of Part I, Item 2 and elsewhere in this Report. The Supervision and Regulation Section of Item 1 and the Risk Factors section of Item 7 of our 2003 Form 10-K describe a number of risks applicable to us, including:

•	Supervision and regulation

•	Business and economic conditions

•	Monetary and other policies

•	Competition

•	Disintermediation

•	Asset management performance

•	Fund servicing

•	Acquisitions, and

•	Terrorist activities and international hostilities.

Our 2003 Form 10-K includes a detailed description of these risks.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in the Notes to Consolidated Financial Statements of this Report and in our 2003 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third party information is not available, we estimate valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We calculate allowances for loan and lease losses and unfunded loan commitments and letters of credit to maintain reserve levels that we believe are sufficient to absorb estimated probable credit losses. We determine the adequacy of the allowances based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others:

•	Probability of default

•	Loss given default

•	Exposure at default

•	Amounts and timing of expected future cash flows on impaired loans

•	Value of collateral

•	Estimated losses on consumer loans and residential mortgages, and

•	General amounts for historical loss experience.

Our process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, we base the allocation of the allowance for loan and lease losses to specific loan pools on historical loss trends and our judgment concerning those trends.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $487 million, or 82%, of the total allowance for loan and lease losses at June 30, 2004 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses

•	Regional and national economic conditions

•	Business segment and portfolio concentrations

•	Industry competition and consolidation

•	The impact of government regulations, and

•	Risk of potential estimation or judgmental errors.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information: Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of Part I, Item 2 of this Report and Note 10 Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit in the Notes To Consolidated Financial Statements of Part I, Item 1 of this Report.

Private Equity Asset Valuation

We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. We recognized in the second quarter of 2004 valuation changes related to limited partnership investments that reflected the impact of first quarter 2004 market conditions and performance of the underlying companies. Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures that we apply to direct investments include techniques such as cash flow multiples for the entity, independent appraisals of the value of the entity or the pricing used to value the entity in a recent financing transaction. We value general partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

We reflect changes in the value of equity management investments in our results of operations. Market conditions and actual performance of the companies that we invest in could differ from these assumptions, resulting in lower valuations that could reduce earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments.

Commercial Mortgage Servicing Rights

Commercial mortgage servicing rights (“MSR”) are intangible assets that represent the value of rights that arise from the servicing of commercial loan contracts. While servicing is inherent in most financial assets, it becomes a distinct asset (a) when contractually separated from the underlying financial asset by sale or securitization of the asset with servicing retained or (b) through the separate purchase and assumption of the servicing. The value of our MSR asset (both originated and purchased) arises from estimates of future revenues from contractually specified servicing fees, interest income and other ancillary revenues, net of estimated operating expenses, which are expected to provide an acceptable level of risk adjusted return for us as the servicer.

We estimate the fair value of our MSR asset using a discounted cash flow methodology that calculates the net present value of future cash flows of the servicing portfolio over the estimated life of the asset based on various assumptions and market factors. The most significant assumptions and market factors include:

•	Interest rates for escrow and deposit balance earnings

•	Estimated prepayment speeds

•	Estimated servicing costs

•	Portfolio stratification, and

•	Discount rates.

We review the reasonableness of these factors based on expectations of the portfolio, market conditions, and loan characteristics.

Our commercial loan servicing portfolio is subject to various risks, the most significant being interest rate and prepayment risk, which subject our MSR asset to impairment risk. While our MSR asset is amortized over its estimated life in proportion to estimated net servicing income, it is also tested for impairment at a strata level on a quarterly basis. The impairment testing includes a positive and negative scenario for sensitivity characteristics. If the estimated fair value of the MSR is less than its carrying value, an impairment loss would be recognized in the current period; however, any fair value in excess of the cost basis would not be recognized as income.

Lease Residuals

Leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Residual value insurance and/or operating reserves or guarantees by governmental entities cover a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the fund servicing and banking businesses. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition from other market leaders on a national and global basis. This ability in turn relies upon continuing investments in processing systems, the development of value-added service features, and the ease of access to our services.

As such, goodwill value is supported ultimately by earnings, which is driven by the volume of business transacted and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and reduced earnings in the future.

Revenue Recognition

We derive net interest and noninterest income from various sources, including:

•	Lending

•	Investment management and fund servicing

•	Customer deposits

•	Loan servicing

•	Brokerage services

•	Sale of loans and securities

•	Certain private equity activities, and

•	Derivatives trading activities.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital market transactions.

The timing and amount of revenue that we recognize in any period is dependent on estimates, judgments, assumptions, and interpretation of contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms.

Income Taxes

We file two federal consolidated income tax returns and we and our subsidiaries file state and local income tax returns in many jurisdictions. In the normal course of business, we and our subsidiaries enter into transactions for which the tax treatment is unclear or subject to varying interpretations. In addition, filing requirements, methods of filing and the calculation of taxable income in various state and local jurisdictions are subject to differing interpretations.

We evaluate and assess the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculation after considering statutes, regulations, judicial precedent, and other information, and maintain tax accruals consistent with our evaluation of these relative risks and merits. The result of our evaluation and assessment is by its nature an estimate. We and our subsidiaries are routinely subject to audit and challenges from taxing authorities. In the event we resolve a challenge for an amount different than amounts previously accrued, we will account for the difference in the period in which we resolve the matter.

Our tax treatment of certain leasing transactions is currently being challenged by the IRS. See the Consolidated Balance Sheet Review section of Part I, Item 2 of this Report for additional information.

Contingencies

We are subject to a variety of legal and regulatory proceedings and claims, including those described in Note 8 Legal Proceedings and others arising in the normal course of our business. We review these matters with internal and external legal counsel and accrue reserves when we determine that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We regularly review these accruals and adjust the reserves as appropriate to reflect changes in the status of the proceedings and claims.

The reserves that we establish for these types of contingencies are based upon our opinion of the likely future outcome of legal and regulatory proceedings and claims. The final resolution of legal and regulatory proceedings is frequently different, possibly significantly, from that we anticipated. Also, we may not be able to reasonably estimate the loss from a proceeding even if some liability is probable. As a result, our ultimate financial exposure to these legal and regulatory proceedings and claims may be substantially different from what is reflected in the related reserves.

BlackRock Long-Term Retention and Incentive Plan

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. As of June 30, 2004, BlackRock has awarded approximately $216 million in LTIP Awards. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash.

The LTIP Awards will fully vest at the end of any period of one calendar quarter beginning in 2005 or 2006 or any three-month period commencing prior to and including December 31, 2006 during which the average closing price of BlackRock’s common stock is at least $62 per share. Assuming the LTIP Awards fully vest, we expect that the total expense recognized by PNC for the plan to be approximately $114 million, net of tax. Based on a BlackRock price of $62 per share, the fair market value of our remaining investment in BlackRock would have increased by approximately $700 million since the LTIP was put in place in the fourth quarter of 2002. If the performance hurdle is not achieved, the Compensation Committee of BlackRock’s Board of Directors may, in its sole discretion, vest a portion of the LTIP Awards if BlackRock realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time. There will be no expense recognition associated with the LTIP Awards until a full or partial vesting is considered probable and estimable.

During the three months ended June 30, 2004, BlackRock’s common stock did, at times, trade in excess of $62 per share. Assuming the LTIP Awards fully vest by March 31, 2005 by achieving the $62 average price target, we will record a one-time charge of approximately $69 million, net of tax, on March 31, 2005 and quarterly expense of approximately $6 million, net of tax, through December 31, 2006, the end of the LTIP’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

With respect to partial vesting, as of June 30, 2004, BlackRock’s compound annual growth in diluted earnings per share exceeded 10%. In addition, as of June 30, 2004, BlackRock’s publicly-traded stock price performance was fourth out of 14 peer group companies. BlackRock continues to evaluate the likelihood of achieving the partial vesting criteria each quarter and has concluded that, as of June 30, 2004, such an event is not probable. If it becomes probable by September 30, 2004 that the LTIP Awards could partially vest by at least 50%, we would record a one-time charge of approximately $29 million, net of tax, on September 30, 2004 and quarterly expense of approximately $3 million, net of tax, through December 31, 2006, the end of the LTIP’s service period. If a partial vesting decision becomes probable subsequent to September 30, 2004, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

STATUS OF DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (“plan” or “pension plan”) covering most employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Plan assets are currently approximately 60% invested in equity investments with most of the remainder invested in fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy. On an annual basis, we review the actuarial assumptions related to the pension plan, including the discount rate, rate of compensation increase and the expected return on plan assets.

We calculate the expense associated with the pension plan in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 87, “Employers’ Accounting for Pensions,” and we use assumptions and methods that are compatible with the requirements of SFAS 87, including a policy of reflecting trust assets at their fair market value. Neither the discount rate nor the compensation increase assumptions significantly affect pension expense. However, the expected return on asset assumption does significantly impact pension expense. Actual trust returns also significantly impact expense, as each one percentage point difference in actual return compared with our expected return causes the following year’s expense to change by up to $3 million. We currently estimate 2004 expense for the pension plan to be approximately $10 million, compared with $50 million for 2003. Actual pension expense for the second quarter of 2004 was $3 million and for the first six months of 2004 totaled $6 million. Lower amortization of actuarial losses from prior years due to improved returns on trust assets in 2003 is the primary reason for the expected decrease in pension expense in 2004.

In accordance with SFAS 87 and SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” we may have to eliminate any prepaid pension asset and recognize a minimum pension liability if the accumulated benefit obligation exceeds the fair value of plan assets at year-end. We would recognize the corresponding charge as a component of other comprehensive income and it would reduce total shareholders’ equity, but it would not impact net income. At December 31, 2003, the fair value of plan assets was $1.352 billion, which exceeded the accumulated benefit obligation of $973 million. The status at year-end 2004 will depend primarily upon 2004 trust returns and the level of contributions, if any, made to the plan by us this year.

Plan asset investment performance has the most impact on contribution requirements. However, contribution requirements are not particularly sensitive to actuarial assumptions. Because of 2003 contributions to the plan and investment performance, we previously thought that the permitted tax-deductible contribution in 2004 would be zero. However, earlier this year we made a contribution related to the United National acquisition as discussed below. Future investment performance will drive the amount of permitted contributions in future years. In any event, any large near-term contributions to the plan will be at our discretion, as we expect that the minimum required contributions under current law will be minimal or zero for several years.

We maintain other defined benefit plans that have a less significant affect on financial results, including one qualified pension plan for United National employees and various nonqualified supplemental retirement plans for certain employees. On March 31, 2004, we merged into our plan one defined benefit plan covering some employees of United National. We expect to fully integrate the remaining United National plan into our plan during 2004. We contributed $11 million to the United National plans during the first quarter of 2004 and we do not expect to contribute any more during the rest of 2004. We expect the expense associated with the United National plans to be less than $.5 million for 2004.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. Our 2003 Form 10-K provides a general overview of the governance structure, measurement, control strategies, and monitoring aspects of our corporate-level risk management processes. Additionally, our 2003 Form 10-K provides an analysis of the risk management process for what we view as our primary areas of risk: credit, operational, liquidity, and market. The following information in this Risk Management section updates the disclosures in our 2003 Form 10-K and first quarter 2004 Form 10-Q.

We also address our use of financial and other derivatives as part of our overall asset and liability risk management process in the Risk Management section of this Report.

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions. Credit risk is one of the most common risks in banking and is one of our most significant risks.

Approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level of credit risk. We have established guidelines for acceptable levels of total borrower exposure, problem loans, and other credit measures. We seek to achieve our credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. We use loan participations with third parties, loan sales, and the purchase of credit derivatives to reduce risk concentrations.

NONPERFORMING, PAST DUE AND POTENTIAL PROBLEM ASSETS

Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale or foreclosed, and other assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Nonperforming Assets By Type

Dollars in millions	June 30 2004	December 31 2003
Nonaccrual loans
Commercial	$119	$213
Lease financing	13	11
Commercial real estate	3	6
Consumer	11	11
Residential mortgage	23	24

Total nonaccrual loans	169	265
Troubled debt restructured loan		1

Total nonperforming loans	169	266
Nonperforming loans held for sale (a)	4	27
Foreclosed and other assets
Lease	17	17
Residential mortgage	11	9
Other	8	9

Total foreclosed and other assets	36	35

Total nonperforming assets (b)	$209	$328

Nonperforming loans to total loans	.43%	.78%
Nonperforming assets to total loans, loans held for sale and foreclosed and other assets	.51	.92
Nonperforming assets to total assets	.29	.48

(a)	Includes troubled debt restructured loans held for sale of $2 million and $10 million as of June 30, 2004 and December 31, 2003, respectively.

(b)	Excludes equity management assets carried at estimated fair value of $32 million and $37 million at June 30, 2004 and December 31, 2003, respectively, and included in other assets on the Consolidated Balance Sheet. These amounts include $10 million and $5 million of troubled debt restructured assets at June 30, 2004 and December 31, 2003, respectively.

Of the total nonperforming loans at June 30, 2004, 50% are related to Wholesale Banking. Wholesale Banking loans consist of several different types of loans with the largest nonperforming concentration in PNC Business Credit. PNC Business Credit loans are primarily secured transactions to borrowers, many of whom are highly leveraged, experiencing rapid growth, or have elected to utilize asset-based financing. As a result, the risk profile of these loans typically reflects a higher risk of default and a greater proportion of these loans are classified as nonperforming. Historically, we have found that the collateralized nature of asset-based financing results in lower losses relative to comparable commercial loans within the loan portfolio.

The decline in nonperforming loans held for sale at June 30, 2004 compared with December 31, 2003 reflects reductions in principal balances and sales of nonperforming loans during 2004.

The foreclosed lease assets at June 30, 2004 and December 31, 2003 primarily represent our repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan. This asset is currently leased under an operating lease.

The amount of nonperforming loans that was current as to principal and interest was $65 million at June 30, 2004 and $116 million at December 31, 2003. The amount of nonperforming loans held for sale that was current as to principal and interest was zero at June 30, 2004 and $4 million at December 31, 2003.

Nonperforming Assets By Business

In millions	June 30 2004	December 31 2003
Regional Community Banking	$81	$85
Wholesale Banking	110	227
PNC Advisors	10	11
Other	8	5

Total nonperforming assets	$209	$328

At June 30, 2004, Wholesale Banking had nonperforming loans held for sale of $4 million, which are included in the preceding table.

Change In Nonperforming Assets

In millions	2004	2003
January 1	$328	$418
Purchases (United National)	12
Transferred from accrual	116	279
Returned to performing	(2)	(3)
Principal reductions	(139)	(158)
Asset sales	(48)	(32)
Charge-offs and valuation adjustments	(58)	(100)

June 30	$209	$404

Weakness in the economy or other factors that affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults, and in a higher level of nonperforming assets, net charge-offs, and provision for credit losses in future periods.

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	June 30 2004	Dec. 31 2003	June 30 2004	Dec. 31 2003
Commercial	$35		$13.22%	.09%
Commercial real estate	1		1.05	.05
Consumer	19		21.14	.18
Residential mortgage	19		21.49	.73
Lease financing			1	.03

Total loans	74		57.19	.17
Loans held for sale	3		6.21	.43

Total loans and loans held for sale	$77		$63.19%	.18%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $46 million and zero, respectively, at June 30, 2004 compared with $94 million and $4 million, respectively, at December 31, 2003. Approximately 68% of these loans are in the Wholesale Banking portfolio. Loans held for sale relate to the institutional lending repositioning.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The methodology for measuring the appropriate level of the allowance consists of several elements, including:

•	Specific allocations to impaired loans,

•	Allocations to pools of non-impaired loans, and

•	Unallocated reserves.

While we make allocations to specific loans and pools of loans, the total reserve is available for all loan losses.

In addition to the allowance for loan and lease losses, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our allowance for loans and lease losses.

We establish specific allowances for loans considered impaired using a method prescribed by SFAS 114, “Accounting by Creditors for Impairment of a Loan.” All nonperforming loans are considered impaired under SFAS 114. Specific allowances for individual loans over a set dollar threshold are determined by our Special Asset Committee based on an analysis of the present value of the loan’s expected future cash flows discounted at its effective interest rate, its observable market price, or the fair value of the underlying collateral. We establish a minimum specific allowance on all impaired loans at the applicable pool reserve allocation for similar loans.

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by our business structure and internal risk rating categories.

Key elements of the pool reserve methodology include:

•	Probability of default (“PD”), which is derived from historical default analyses and is a function of the borrower’s risk rating grade and expected loan term;

•	Loss given default (“LGD”), which is derived from historical loss data and is a function of the loan’s collateral value and other structural factors that may affect our ultimate ability to collect on the loan; and

•	Exposure at default (“EAD”), which is derived from banking industry and our own exposure at default data.

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations to non-impaired commercial loans. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the maturity distribution of the loans will contribute to the final pool reserve allocations.

We make consumer (including residential mortgage) loan allocations at a total portfolio level by consumer product line based on historical loss experience. We compute a four-quarter average loss rate from net charge-offs for the prior four quarters as a percentage of the average loans outstanding in those quarters. We apply this loss rate to loans outstanding at the end of the current period to determine the consumer loan allocation.

The final loan reserve allocations are based on this methodology and our judgment of other qualitative factors that may include, among others:

•	Regional and national economic conditions,

•	Business segment and portfolio concentrations,

•	Historical versus estimated losses,

•	Model risk, and

•	Changes to the level of credit risk in the portfolio.

We establish unallocated reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, potential judgment and data errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in the risk measures or characteristics of the portfolio due to inherent lags in information. Our evaluation of these and other relevant factors determines the level of unallocated reserves established at the evaluation date.

Allocation Of Allowance For Loan and Lease Losses

	June 30, 2004		December 31, 2003
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$487	40.6%	$514	41.6%
Commercial real estate	25	5.4	34	5.3
Consumer	34	35.9	28	33.5
Residential mortgage	8	10.0	7	8.5
Lease financing	36	7.2	45	10.1
Other	3.9		4	1

Total	$593	100.0%	$632	100.0%

For the table above, we assigned the unallocated portion of the allowance for loan and lease losses of $102 million at June 30, 2004 and $116 million at December 31, 2003 to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for loan and lease losses represented 17% of the total allowance and .26% of total loans at June 30, 2004 and 18% of the total allowance and .34% of total loans at December 31, 2003.

The provision for credit losses for the first six months of 2004, and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of June 30, 2004 reflected changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit. In addition, as described below, the allowance for loan and lease losses was impacted during the first six months of 2004 by a change in our charge-off policy for smaller nonperforming commercial loans that occurred during the first quarter.

Rollforward Of Allowance For Loan And Lease Losses

In millions	2004	2003
January 1	$632	$673
Charge-offs	(113)	(119)
Recoveries	25	20

Net charge-offs	(88)	(99)
Provision for credit losses	20	93
Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit	7	6

June 30	$593	$673

The allowance as a percent of nonperforming loans was 351% and as a percent of total loans was 1.52% at June 30, 2004. The comparable percentages at June 30, 2003 were 206% and 1.95%.

Rollforward Of Allowance For Unfunded Loan Commitments And Letters Of Credit

In millions	2004	2003
January 1	$90	$84
Net change in allowance for unfunded loan commitments and letters of credit	(7)	(6)

June 30	$83	$78

Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2004
Commercial	$85	$13	$72.95%
Commercial real estate	2	1	1.09
Consumer	22	6	16.25
Residential mortgage	1	1
Lease financing	3	4	(1)	(.06)

Total	$113	$25	$88.47

2003
Commercial	$59	$12	$47.63%
Commercial real estate	2	2.18
Consumer	20	6	14.28
Residential mortgage	1	1.06
Lease financing	37	2	35	1.84

Total	$119	$20	$99.57

During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. As a result of this change, we recognized an additional $24 million of gross charge-offs for the first quarter of 2004. The impact of this change on second quarter 2004 charge-offs was not significant, and we do not expect the impact of this change to be significant in future periods.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption of a portion of the credit risk related to the underlying financial instruments. We use these contracts primarily to mitigate credit risk associated with commercial lending activities. At June 30, 2004, we used credit default swaps with $302 million in notional amount to manage credit risk associated with commercial lending activities. The comparable amount was $166 million at December 31, 2003. Credit default swaps are included in the Other Derivatives table in the Financial And Other Derivatives section of this Financial Review. We realized net losses in connection with credit default swaps of less than $1 million for the first six months of 2004 and $1 million for the second quarter of 2004.

Interest Rate Derivative Risk Participation Agreements

We enter into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements used by us to mitigate credit risk had a total notional amount of $28 million at June 30, 2004 compared with $22 million at December 31, 2003. Additionally, risk participation agreements entered into in which we assumed credit exposure had a total notional amount of $39 million at June 30, 2004 compared with $49 million at December 31, 2003. These latter agreements were entered into prior to July 1, 2003, are considered to be financial guarantees and, therefore, are not included in the Financial And Other Derivatives section of this Financial Review. Agreements entered into subsequent to June 30, 2003 had a notional amount of $127 million and are included in the Financial And Other Derivatives section.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential for loss if we were unable to meet our funding requirements at a reasonable cost. We manage liquidity risk to help ensure that we can obtain cost-effective funding to meet our current and future obligations under both normal “business as usual” and stressful circumstances. We typically maintain our liquidity position through:

•	A large and stable deposit base derived from our retail and wholesale banking activities,

•	A portfolio of liquid investment securities,

•	Diversified sources of short-term and long-term wholesale funding, and

•	Significant unused borrowing capacity at both the Federal Home Loan Bank and the Federal Reserve discount window.

We monitor liquidity positions at both the bank and the parent company level. Our Asset and Liability Committee (“ALCO”) and the Board Finance Committee monitor compliance with our liquidity policy limits and guidelines.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At June 30, 2004, our liquid assets totaled $16.3 billion, with $7.9 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, National Association (“PNC Bank, N.A.”) is a member of the Federal Home Loan Bank and as such has access to advances from the Federal Home Loan Bank secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At June 30, 2004, our total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $16.4 billion. We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuance.

We can generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. At June 30, 2004, we had unused capacity under effective shelf registration statements of approximately $2.7 billion of debt or equity securities and $100 million of trust preferred capital securities. The parent company also had an unused non-reciprocal credit facility of $200 million at June 30, 2004.

The principal source of parent company revenue and cash flow is the dividends it receives from PNC Bank, N.A. PNC Bank, N.A.’s dividend level may be impacted by the following:

•	Capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $908 million at June 30, 2004.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of June 30, 2004, the parent company had approximately $1.5 billion in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries which could be used for the repayment of contractual obligations with maturities of less than one year. These obligations totaled $900 million as of June 30, 2004.

We regularly assess our ability to meet both the obligatory and discretionary funding needs of the parent company. Based on the amount of funds currently available at the parent company and the projected amount of dividends from PNC Bank, N.A., we expect the parent company to have sufficient liquidity to meet current obligations to its debt holders, vendors, and others and to pay dividends at current levels through the next twelve months.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of potential losses due to adverse movements in market factors, such as:

•	Interest rates,

•	Credit spreads,

•	Foreign exchange rates, and

•	Equity prices.

Market risk is inherent in our operations, arising from both trading and non-trading activities. Trading activities involve transactions in capital markets products such as bonds, stocks, and their related derivative instruments. The primary market risk in non-trading activities is the interest rate risk inherent in the traditional banking activities of gathering deposits and extending loans. Equity investment risk is another significant type of non-trading market risk arising from private equity and other types of equity investment activities.

MARKET RISK MANAGEMENT – INTEREST RATE RISK

Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities. In managing interest rate risk, we try to limit our reliance on a particular interest rate scenario as a source of earnings while positioning ourselves to increase net interest income and net interest margin. We use the following to achieve these objectives:

•	Securities purchases and sales,

•	Mix of short-term and long-term funding,

•	Financial derivatives, and

•	Other capital markets instruments.

Risk Measurement

We measure and seek to manage both the short-term and long-term effects of changing interest rates through our interest rate risk simulation model. Our model measures the sensitivity of net interest income to changing interest rates over the next 24-month period. The model also measures the sensitivity of the economic value of equity (“EVE”) to instantaneous changes in interest rates. EVE is a measurement of our inherent economic value at a given point in time.

Our interest rate risk simulation model measures the direction and magnitude of changes in net interest income resulting from changes in interest rates. To forecast net interest income and its sensitivity to changes in interest rates, we make assumptions about the volumes and characteristics of new business and the behavior of existing positions. We base these assumptions on our experience, business plans, and publicly available industry information. We use the following key assumptions in our model:

•	Loan volumes and pricing,

•	Prepayment speeds on mortgage-related assets and consumer loans,

•	Deposit volumes and pricing,

•	The expected life and repricing characteristics of nonmaturity loans and deposits, and

•	Our financial and capital plans.

EVE is also based on a series of assumptions, primarily related to the expected maturity and repricing behavior of certain existing on- and off-balance sheet positions. Actual results may differ from those determined under these assumptions. To the extent possible, these assumptions are consistent with those used in the net interest income simulation process.

During the first quarter of 2004, we initiated a comprehensive study of the behavior of our nonmaturity deposits to improve our understanding of the runoff pattern of these deposits. The study indicated that our deposits were much more stable than we had previously estimated, with an average life of 6.3 years compared with a previously assumed average life of 3.8 years. The net result was an increase in the effective duration of the deposits, which shifted EVE from liability sensitive to asset sensitive.

At June 30, 2004 our effective duration of equity was –1.1 years given a +/- 100 basis point instantaneous change in interest rates.

Our interest rate risk simulation model is designed to capture key components of interest rate risk such as:

•	Repricing risk,

•	Yield curve or nonparallel rate shift risk,

•	Basis risk, and

•	Options risk.

Because the assumptions we employ in the model are inherently uncertain, actual results may differ from simulated results. We use such analyses to help us identify potential risks and develop appropriate risk management strategies.

Sensitivity results and market interest rate benchmarks for the quarters ended June 30, 2004 and June 30, 2003 follow:

Interest Sensitivity Analysis

	June 30 2004	June 30 2003
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(.7)%	.7%
100 basis point decrease	.2%	(1.5)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.9%	3.6%
100 basis point decrease	(6.1)%	(9.0)%
Economic Value of Equity Sensitivity Model
Effect on value of on- and off-balance sheet positions as a percentage of economic value of equity from instantaneous change in interest rates of:
200 basis point increase	(1.1)%	(3.9)%
200 basis point decrease	(5.4)%	(5.8)%
Key Period-End Interest Rates
One month LIBOR	1.37%	1.12%
Three-year swap	3.59%	1.95%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12 month periods assuming PNC’s Economist’s most likely rate forecast, implied market forward rates, a higher/flatter rate scenario, and a lower/flatter rate scenario. We are inherently sensitive to a flatter yield curve.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business, and the behavior of existing positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the following table. These simulations assume that as assets and liabilities mature, they are replaced or repriced at market rates.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of June 30, 2004)

	PNC Economist	Market Forward	High/Flat	Low/Flat
Change in forecasted net interest income:
First year sensitivity	.1%	(1.7)%	(2.6)%	(1.3)%
Second year sensitivity	3.1%	.2%	(2.3)%	(7.9)%

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

Over the last several years, we have taken steps to reduce our sensitivity to rising interest rates under the belief that the current environment, characterized by historically low rates, will not continue over the longer term. Going forward, we believe we have the deposit funding base and flexibility to change our investment profile to take advantage of opportunities presented by a higher rate environment.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. We make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations and later stage growth financings, and in a variety of industries. We also invest in non-affiliated and affiliated funds that make similar private equity investments.

Our Market Risk Management group also measures and monitors the sensitivities of the economic values of other types of assets or investments that are on or off our balance sheet.

At June 30, 2004, private equity investments carried at estimated fair value totaled approximately $510 million compared with $531 million at December 31, 2003. As of June 30, 2004, approximately 42% of the amount was invested directly in a variety of companies and approximately 58% was invested in various limited partnerships. Private equity unfunded commitments totaled $143 million at June 30, 2004 compared with $176 million at December 31, 2003.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities are confined to financial instruments and financial derivatives. We participate in derivatives and foreign exchange trading as well as underwriting and “market making” in equity securities primarily for our customers. We also engage in trading activities as part of our risk management strategies. Net trading income was $53 million for the first half of 2004 compared with $60 million for the first half of 2003. See Note 7 Trading Activities in the Notes to Consolidated Financial Statements for additional information.

Risk Measurement

We use a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. The key market risk measure for trading activities is Value-at-Risk (“VaR”). For a trading portfolio, VaR seeks to measure the maximum potential loss within a specified confidence level over a given holding period. We measure our VaR using a 99% confidence level over a one-day period. VaR offers a common currency to compare market risk across multiple instruments and portfolios. It accounts for risk at the individual position level as well as the position’s effect on the overall portfolio. In addition to the levels of volatility of market risk factors, our VaR methodology incorporates market liquidity risk by lengthening the holding period for illiquid positions. Currently, we do not perform a VaR calculation for our portfolio of credit default swaps that are used to economically hedge our on-balance sheet corporate loans. The notional amount of credit default swaps was $302 million as of June 30, 2004. See Credit Default Swaps in the Credit-Related Instruments section of the Risk Management section of this Report for further information.

Our trading activities are governed by both a daily VaR limit and a month-to-date stop-loss limit. As of June 30, 2004, our total VaR usage was $6.5 million. Total VaR usage ranged from $3.4 million to $7.6 million during the second quarter of 2004. Currently, interest rates are the primary source of trading risk, although we also are exposed to equity risk and foreign exchange risk in our trading activities.

In addition to measuring VaR, our Market Risk Management group performs stress testing to assess the potential impacts of extreme market scenarios beyond the 99% confidence level on all our trading portfolios. On a regular basis, we review the appropriateness of these scenarios given changing market conditions and portfolio compositions.

ECONOMIC CAPITAL

Our Economic Capital Committee, comprised of functional risk managers and the Vice Chairman and Chief Financial Officer and the Chief Risk Officer, governs the measurement of economic capital. This Committee meets at least quarterly to review economic capital measurements and approve methodology changes. The economic capital framework is a measure of the potential losses above and beyond expected losses. Potential one year losses are capitalized to a level consistent with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses (Credit Risk), fluctuations of the estimated market value of financial instruments (Market Risk), failure of people, processes or systems (Operational Risk), and income losses associated with declining volumes, margins and/ or fees, and the fixed cost structure of the business (Business Risk). We estimate credit and market risks at an exposure level while we estimate the remaining risk types at an institution or business segment level. We routinely compare the output of our economic capital model with industry benchmarks.

FINANCIAL AND OTHER DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Our use of financial and other derivatives does not apply to every aspect of interest rate, market and credit risk, and financial and other derivatives may be ineffective due to unanticipated market characteristics, among other reasons.

Changes in the notional amount of financial derivatives used for risk management and designated as accounting hedges during the first six months of 2004 are shown below.

Financial Derivatives Activity

Dollars in millions	December 31 2003	Additions	Maturities	Terminations	June 30 2004	Weighted- Average Maturity
Interest rate risk management
Interest rate swaps
Receive fixed	$7,516	$300			$7,816	3 yrs.	10 mos.
Pay fixed	31	252		$(22)	261	4 yrs.	10 mos.
Basis swaps	2			(2)
Interest rate caps	4				4	5 yrs.	9 mos.
Futures contracts	195	31		(45)	181	1 yr.

Total interest rate risk management	7,748	583		(69)	8,262

Commercial mortgage banking risk management
Pay fixed interest rate swaps	172	344		(437)	79	13 yrs.
Total return swaps	50	75	$(75)	(25)	25		1 mo.

Total commercial mortgage banking risk management	222	419	(75)	(462)	104

Total	$7,970	$1,002	$(75)	$(531)	$8,366

Notional amounts and fair values of financial derivatives used for risk management and designated as accounting hedges at June 30, 2004 and December 31, 2003 are shown below. Contractual terms, for fixed rates, or the implied forward yield curve at each respective date, for floating rates, are the basis for the weighted-average interest rates presented.

Financial Derivatives – 2004

	Notional Amount	Fair Value	Weighted- Average Interest Rates
June 30, 2004 - dollars in millions			Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$4,571	$22	2.81%	2.46%
Pay fixed designated to loans	19		4.12	4.05
Pay fixed designated to available for sale securities	242		3.76	4.24
Interest rate caps designated to loans (b)	4		NM	NM
Futures contracts designated to loans	181		NM	NM

Total asset rate conversion	5,017	22

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	189	4.28	5.75

Total liability rate conversion	3,245	189

Total interest rate risk management (c)	8,262	211

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	79	(1)	5.42	5.50
Pay total rate of return swaps designated to loans held for sale(a)	25		NM	.69

Total commercial mortgage banking risk management	104	(1)

Total financial derivatives designated for risk management	$8,366	$210

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 66% were based on 1-month LIBOR and 34% on 3-month LIBOR.

(b)	Interest rate caps with notional amounts of $4 million require the counterparty to pay us the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At June 30, 2004 the Prime Rate was 4.25%.

(c)	Fair value amounts include accrued interest of $78 million.

NM-	Not meaningful

Financial Derivatives – 2003

	Notional Amount	Fair Value	Weighted- Average Interest Rates
December 31, 2003 - dollars in millions			Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$4,271	$66	2.15%	2.40%
Pay fixed designated to loans	31	(3)	5.04	3.46
Basis swaps designated to loans	2		2.86	2.86
Interest rate caps designated to loans (b)	4		NM	NM
Futures contracts designated to loans	195		NM	NM

Total asset rate conversion	4,503	63

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	291	3.79	5.75

Total liability rate conversion	3,245	291

Total interest rate risk management (c)	7,748	354

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	172	(5)	5.01	4.94
Pay total rate of return swaps designated to loans held for sale(a)	50		NM	.36

Total commercial mortgage banking risk management	222	(5)

Total financial derivatives designated for risk management	$7,970	$349

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 66% were based on 1-month LIBOR and 34% on 3-month LIBOR.

(b)	Interest rate caps with notional amounts of $4 million require the counterparty to pay us the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2003, the Prime Rate was 4.00%.

(c)	Fair value amounts include accrued interest of $80 million.

NM-	Not meaningful

OTHER DERIVATIVES

Other derivatives include financial derivative transactions entered into by us to accommodate customer needs, primarily interest rate swaps, caps, floors and foreign exchange and equity derivative contracts. We manage risk exposure from customer positions through transactions with other dealers.

Derivative transactions that we enter into for risk management and proprietary trading purposes that are not designated as accounting hedges are also included in other derivatives. These transactions are primarily interest rate basis swaps and certain interest rate-locked loan origination commitments (included in “Other”). Other noninterest income for the first six months of 2004 related to derivatives held for risk management purposes that we did not designate as accounting hedges was insignificant.

Other Derivatives

	At June 30, 2004				2004 Average Fair Value
In millions	Notional Value	Positive Fair Value	Negative Fair Value	Net Asset (Liability)
Customer-related
Interest rate
Swaps	$33,133	$360	$(343)	$17	$8
Caps/floors
Sold	871		(11)	(11)	(14)
Purchased	447	9		9	12
Futures	3,181	3	(3)
Foreign exchange	3,614	33	(31)	2	4
Equity	1,606	54	(54)
Other	19,294	18	(17)	1	4

Total customer-related	62,146	477	(459)	18	14

Other risk management and proprietary
Interest rate
Basis swaps	1,088	2	(1)	1	2
Pay fixed swaps	760	10	(4)	6	4
Receive total return swaps					(19)
Equity	748	43	(31)	12
Trading
Pay fixed swaps	2,978	14	(16)	(2)	(1)
Received fixed swaps	3,547	16	(12)	4	1
Other	992	3	(10)	(7)	8

Total other risk management and proprietary	10,113	88	(74)	14	(5)

Total other derivatives	$72,259	$565	$(533)	$32	$9

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

We successfully implemented a new general ledger system and related core financial modules during the first quarter of 2004. This system enhanced internal controls related to the financial close and reporting processes. There were no other significant changes in internal controls during the first six months of 2004.

GLOSSARY OF TERMS

Accounting/administration net fund assets - Net domestic and foreign fund investment assets for which we provide accounting and administration services. We do not include these assets on our Consolidated Balance Sheet.

Adjusted average total assets - Primarily comprised of total average quarterly assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized - Adjusted to reflect a full year of activity.

Assets under management - Assets over which we have sole or shared investment authority for our customers/clients. We do not include these assets on our Consolidated Balance Sheet.

Capital - Represents the amount of resources that a business segment should hold to guard against potentially large losses that could cause insolvency. It is based on a measurement of economic risk, as opposed to risk as defined by regulatory bodies or generally accepted accounting principles. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, consistent with an institution’s target credit rating. As such, economic risk serves as a “common currency” of risk that allows an institution to compare different risks on a similar basis.

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

Custody assets - All investment assets held on behalf of clients under safekeeping arrangements. We do not include these assets on our Consolidated Balance Sheet. Investment assets held in custody at other institutions on our behalf are included in the appropriate asset categories on the Consolidated Balance Sheet as if physically held by us.

Earning assets - Assets that generate income, which include: short-term investments; loans held for sale; loans, net of unearned income; securities; federal funds sold; resale agreements; purchased customer receivables; and certain other assets.

Economic value of equity (“EVE”) - The present value of the expected cash flows of our existing assets less the present value of the expected cash flows of our existing liabilities, plus the present value of the net cash flows of our existing off-balance sheet positions.

Effective duration - A measurement, expressed in years, that, when multiplied by a change in interest rates, would approximate the percentage change in value of on- and off-balance sheet positions.

Efficiency - Noninterest expense divided by the sum of net interest income and noninterest income.

Funds transfer pricing - A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of business segments. These balances are assigned funding rates that represent the interest cost for us to raise/invest funds with similar maturity and repricing structures, using least-cost funding sources available.

Leverage ratio - Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin - Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration -Assets we hold for our customers/clients in a non-discretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

Noninterest income to total revenue - Total noninterest income divided by total revenue. Total revenue includes total noninterest income plus net interest income.

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, foreclosed assets and other assets. Interest income does not accrue on assets classified as nonperforming.

Nonperforming loans - Nonperforming loans include loans to commercial, lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets. Interest income does not accrue on loans classified as nonperforming.

Recovery - Cash proceeds received on a loan that had previously been charged off. The amount received is credited to the allowance for loan and lease losses.

Return on capital - Annualized net income divided by average capital.

Return on average assets - Annualized net income divided by average assets.

Return on average common equity - Annualized net income divided by average common shareholders’ equity.

Risk-weighted assets - Primarily computed by the assignment of specific risk-weights (as defined by The Board of Governors of the Federal Reserve System) to assets and off-balance sheet instruments.

Securitization - The process of legally transforming financial assets into securities.

Shareholders’ equity to total assets - Period-end total shareholders’ equity divided by period-end total assets.

Tangible common capital ratio - Common shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets less goodwill and other intangible assets (excluding mortgage servicing rights).

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

Total fund assets serviced - Total domestic and foreign fund investment assets for which we provide related processing services. We do not include these assets on our Consolidated Balance Sheet.

Total deposits - The sum of total transaction deposits, savings accounts, certificates of deposit, other time deposits and deposits in foreign offices.

Total risk-based capital - Tier 1 risk-based capital plus qualifying senior and subordinated debt, other minority interest not qualified as tier 1, and the allowance for loan and lease losses, subject to certain limitations.

Total risk-based capital ratio - Total risk-based capital divided by period-end risk-weighted assets.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance, that are forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “feel,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “position,” “target,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “seek,” “strive,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Our forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance.

In addition to factors that we have previously disclosed in our SEC reports and those that we discuss elsewhere in this report, our forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those that we anticipated in our forward-looking statements or from our historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets (including as a result of actions of the Federal Reserve Board affecting interest rates, money supply or otherwise reflecting changes in monetary policy), which could affect: (a) credit quality and the extent of our credit losses; (b) the extent of funding of our unfunded loan commitments and letters of credit; (c) our allowances for loan and lease losses and unfunded loan commitments and letters of credit; (d) demand for our credit or fee-based products and services; (e) our net interest income; (f) the value of assets under management and assets serviced, of private equity investments, of other debt and equity investments, of loans held for sale, or of other on-balance sheet and off-balance sheet assets; or (g) the availability and terms of funding necessary to meet our liquidity needs;

(2) the impact on us of legal and regulatory developments (including the following: (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to tax law; and (e) changes in accounting policies and principles), with the impact of any such developments possibly affecting our ability to operate our businesses or our financial condition or results of operations or our reputation, which in turn could have an impact on such matters as business generation and retention, our ability to attract and retain management, liquidity and funding;

(3) the impact on us of changes in the nature or extent of competition;

(4) the introduction, withdrawal, success and timing of our business initiatives and strategies;

(5) customer acceptance of our products and services, and our customers’ borrowing, repayment, investment and deposit practices;

(6) the impact on us of changes in the extent of customer or counterparty delinquencies, bankruptcies or defaults that could affect, among other things, credit and asset quality risk and our provision for credit losses;

(7) the ability to identify and effectively manage risks inherent in our business;

(8) how we choose to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in our businesses;

(9) the impact, extent and timing of technological changes, the adequacy of intellectual property protection and costs associated with obtaining rights in intellectual property claimed by others;

(10) the timing and pricing of any sales of loans or other financial assets held for sale;

(11) our ability to obtain desirable levels of insurance, and whether or not insurance coverage for claims by PNC is denied;

(12) the relative and absolute investment performance of assets under management; and

(13) the extent of terrorist activities and international hostilities, increases or continuations of which may adversely affect the economy and financial and capital markets generally or us specifically.

In addition, our forward-looking statements are also subject to risks and uncertainties related to our pending acquisition of Riggs National Corporation and the expected consequences of the integration of the remaining Riggs businesses at closing into PNC, including the following: (a) completion of the transaction is dependent on, among other things, receipt of stockholder and regulatory approvals, and we cannot at this point predict with precision when those approvals may be obtained or if they will be received at all; (b) successful completion of the transaction and our ability to realize the benefits that we anticipate from the acquisition also depends on the nature of any future developments with respect to Riggs’ regulatory issues, the ability to comply with the terms of all current or future regulatory requirements (including any related action plan) resulting from these issues, and the extent of future costs and expenses arising as a result of these issues, including the impact of increased litigation risk and any claims for indemnification or advancement of costs; (c) the transaction may be materially more expensive to complete than we anticipate as a result of unexpected factors or events; (d) the integration into PNC of the Riggs business and operations that we acquire, which will include conversion of Riggs’ different systems and procedures, may take longer than we anticipate, may be more costly than we anticipate, or may have unanticipated adverse results relating to Riggs’ or PNC’s existing businesses; (e) it may take longer that we expect to realize the anticipated cost savings of the acquisition, and those anticipated cost savings may not be achieved or may not be achieved in their entirety; and (f) the anticipated strategic and other benefits of the acquisition to us are dependent in part on the future performance of Riggs’ business, and there can be no assurance as to actual future results, which could be impacted by various factors, including the risks and uncertainties generally related to the performance of PNC’s and Riggs’ businesses (with respect to Riggs, see Riggs’ SEC reports, also accessible on the SEC’s website at www.sec.gov) or due to factors related to the acquisition of Riggs and the process of integrating Riggs’ business at closing into ours.

Other mergers, acquisitions, restructurings, divestitures, business alliances or similar transactions, including our recently completed acquisition of United National Bancorp, will also be subject to similar risks and uncertainties related to our ability to realize expected cost savings or revenue enhancements or to implement integration and strategic plans.

In addition, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance that involve BlackRock are discussed in more detail and additional factors are identified in BlackRock’s SEC reports, accessible on the SEC’s website and on BlackRock’s website at www.blackrock.com.

You can find additional information on the foregoing risks and uncertainties and additional factors that could affect results anticipated in our forward-looking statements or from our historical performance in the reports that we file with the SEC. You can access our SEC reports on the SEC’s website at www.sec.gov or on or through our corporate website at www.pnc.com.

CONSOLIDATED STATEMENT OF INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Three months ended June 30		Six months ended June 30
In millions, except per share data Unaudited	2004	2003	2004	2003
INTEREST INCOME
Loans and fees on loans	$482	$495	$963	$1,002
Securities	130	155	275	298
Other	46	42	86	84

Total interest income	658	692	1,324	1,384

INTEREST EXPENSE
Deposits	107	117	211	249
Borrowed funds	70	54	138	111

Total interest expense	177	171	349	360

Net interest income	481	521	975	1,024
Provision for credit losses	8	57	20	93

Net interest income less provision for credit losses	473	464	955	931

NONINTEREST INCOME
Asset management	250	209	502	416
Fund servicing	200	188	404	381
Service charges on deposits	63	60	122	117
Brokerage	56	46	114	87
Consumer services	67	64	130	123
Corporate services	128	114	253	230
Equity management gains (losses)	35	(17)	42	(21)
Net securities gains	14	26	29	82
Other	97	86	225	156

Total noninterest income	910	776	1,821	1,571

NONINTEREST EXPENSE
Staff	491	446	954	884
Net occupancy	67	64	135	154
Equipment	70	69	144	138
Marketing	24	18	44	33
Distributions on capital securities		14		28
Other	258	324	528	554

Total noninterest expense	910	935	1,805	1,791

Income before minority and noncontrolling interests and income taxes	473	305	971	711
Minority and noncontrolling interests in income of consolidated entities	11	13	18	24
Income taxes	158	108	321	241

Net income	$304	$184	$632	$446

EARNINGS PER COMMON SHARE
Basic	$1.08	$.65	$2.24	$1.58
Diluted	$1.07	$.65	$2.22	$1.57
AVERAGE COMMON SHARES OUTSTANDING
Basic	281	281	282	282
Diluted	283	282	284	283

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2004	December 31 2003
ASSETS
Cash and due from banks	$3,065	$2,968
Federal funds sold		50
Resale agreements	1,096	1,826
Other short-term investments	1,335	720
Loans held for sale	1,457	1,400
Securities	14,954	15,690
Loans, net of unearned income of $923 and $1,009	39,094	34,080
Allowance for loan and lease losses	(593)	(632)

Net loans	38,501	33,448
Goodwill	2,978	2,390
Other intangible assets	351	317
Purchased customer receivables	1,741	2,223
Other	7,640	7,136

Total assets	$73,118	$68,168

LIABILITIES
Deposits
Noninterest-bearing	$12,246	$11,505
Interest-bearing	37,748	33,736

Total deposits	49,994	45,241
Borrowed funds
Federal funds purchased	1,069	169
Repurchase agreements	1,163	1,081
Bank notes and senior debt	2,796	2,823
Federal Home Loan Bank borrowings	101	1,115
Subordinated debt	3,510	3,729
Commercial paper	1,743	2,226
Other borrowed funds	555	310

Total borrowed funds	10,937	11,453
Allowance for unfunded loan commitments and letters of credit	83	90
Accrued expenses	2,221	2,275
Other	2,400	2,002

Total liabilities	65,635	61,061

Minority and noncontrolling interests in consolidated entities	419	462
SHAREHOLDERS’ EQUITY
Common stock - $5 par value Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,235	1,108
Retained earnings	7,991	7,642
Deferred compensation expense	(54)	(29)
Accumulated other comprehensive (loss) income	(139)	60
Common stock held in treasury at cost: 71 and 76 shares	(3,733)	(3,900)

Total shareholders’ equity	7,064	6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$73,118	$68,168

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Six months ended June 30 – in millions Unaudited	2004	2003
OPERATING ACTIVITIES
Net income	$632	$446
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	20	93
Depreciation, amortization and accretion	150	142
Deferred income taxes	21	106
Securities transactions	(29)	(82)
Valuation adjustments	(32)	(7)
Net change in
Loans held for sale	(53)	129
Other short-term investments	(596)	107
Other	(198)	(184)

Net cash (used) provided by operating activities	(85)	750

INVESTING ACTIVITIES
Net change in
Loans	(2,236)	1,291
Federal funds sold	50	997
Resale agreements	730	150
Purchased customer receivables	482
Repayment of securities	2,058	3,039
Sales
Securities	4,599	5,654
Loans	1	1
Foreclosed and other nonperforming assets	10	7
Purchases
Securities	(5,505)	(10,658)
Loans	(1,376)	(476)
Net cash received for acquisitions/divestitures	248	7
Other	(118)	(100)

Net cash used by investing activities	(1,057)	(88)

FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	354	2,805
Interest-bearing deposits	2,118	(1,093)
Federal funds purchased	850	(2)
Repurchase agreements	52	201
Commercial paper	(483)
Sales/issuances
Subordinated debt	6
Other borrowed funds	14,890	11,628
Common stock	83	65
Repayments/maturities
Bank notes and senior debt		(1,105)
Federal Home Loan Bank borrowings	(1,288)	(122)
Subordinated debt	(200)	(187)
Other borrowed funds	(14,654)	(11,661)
Acquisition of treasury stock	(206)	(322)
Cash dividends paid	(283)	(273)

Net cash provided (used) by financing activities	1,239	(66)

NET INCREASE IN CASH AND DUE FROM BANKS	97	596
Cash and due from banks at beginning of period	2,968	3,201

Cash and due from banks at end of period	$3,065	$3,797

CASH PAID FOR
Interest	$337	$368
Income taxes	237	12
NON-CASH ITEMS
Transfer from loans held for sale to loans, net	28	10
Transfer from loans to other assets	14	8

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

We are one of the largest diversified financial services companies in the United States, operating businesses engaged in:

•	Regional community banking,

•	Wholesale banking,

•	Wealth management,

•	Asset management, and

•	Global fund processing services.

We provide certain products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. We also provide certain banking, asset management and global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our unaudited interim consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior-period amounts to conform to the 2004 presentation. These reclassifications did not impact our consolidated financial condition or results of operations.

In our opinion, the consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods.

When preparing the consolidated financial statements, using financial information available at the time, we have to make estimates and assumptions that affect the amounts reported. Actual results will differ from these estimates and the differences may be material to the consolidated financial statements.

When preparing these consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Investments

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Marketability of the investment,

•	Ownership interest,

•	Our plans for the investment, and

•	The nature of the investment.

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and general partnership interests, at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value general partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner, an independent third party. We include all private equity investments in the consolidated balance sheet in other assets. Changes in the fair value of these assets are recognized in noninterest income.

We account for equity investments other than private equity investments and those required to be consolidated under GAAP under one of the following methods:

•	Marketable equity securities are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value, with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other than temporary are recognized in the period in which the determination is made.

•	Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other than temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a realized loss when the decline occurs. Dividends received on cost investments are included in noninterest income. We use the equity method for those investments in which we can have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of the net income or loss of the investee in noninterest income. We record nonmarketable equity securities in other assets.

We account for investments in limited partnerships that are not required to be consolidated under either the cost method or the equity method as described above for nonmarketable equity securities. We use the equity method if our limited partner ownership interest in the partnership is greater than 3% to 5%. We use the cost method for the remaining limited partnership investments. Limited partnership investments are included in other assets.

We consolidate private equity investments when we are the sole general partner in a limited partnership and have determined that we have control. We account for unconsolidated general partnership interests under the equity method when we have determined that we do not have control.

We classify debt securities as securities and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities purchased for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Gains and losses on these securities are included in noninterest income. Debt securities not classified as held to maturity or trading are designated as securities available for sale, classified as securities and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss.

We include interest on debt securities, including amortization of premiums and accretion of discounts using the interest method in interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

Special Purpose Entities

Special purpose entities are broadly defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. Special purpose entities that meet the criteria for a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not required to be consolidated. Special purpose entities that are not QSPEs are reviewed for consolidation based on their individual structure and operations.

In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” and in December 2003 issued FIN 46 (Revised 2003) (“FIN 46”). FIN 46 clarified some of the provisions and exempted certain entities from the original requirements of the standard.

In general, a variable interest entity (“VIE”) is a special purpose entity formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets that either:

•	does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights, or

•	has equity investors that do not provide enough cash or other financial resources for the entity to support its activities.

A VIE often holds financial assets, including loans or receivables, real estate or other property.

An entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. An entity that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 2 Variable Interest Entities for more information about VIEs in which we hold a significant interest but are not required to consolidate.

Revenue Recognition

We earn net interest and noninterest income from various sources, including:

•	Lending,

•	Investment management and fund servicing,

•	Customer deposits,

•	Loan servicing,

•	Brokerage services, and

•	Derivatives trading activities.

We also earn revenue from selling loans, and we recognize income from certain private equity activities. We also earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,

•	Selling various insurance products,

•	Providing treasury management services, and

•	Participating in certain capital market transactions.

We recognize revenues as they are earned based on contractual terms, as transactions occur or as services are provided. Revenues earned on interest-earning assets are recognized based on the effective yield of the financial instrument. Gains on the sale of securities and derivatives are recognized on the date of the trade.

We recognize asset management and fund servicing fees primarily as the services are performed. Asset management fees are primarily based on a percentage of the fair value of the assets under management and performance fees based on a percentage of the returns on such assets. Fund servicing fees are primarily based on a percentage of the fair value of the fund assets and the number of shareholder accounts serviced by us.

We recognize revenue from the sale of loans when we receive the cash proceeds of the sale. We record private equity income based on changes in the valuation of the underlying investments or when we dispose of our interest.

Depreciation and Amortization

For financial reporting purposes, we depreciate premises and equipment principally using the straight-line method over their estimated useful lives.

We use estimated useful lives for furniture and equipment ranging from one to 10 years, while we depreciate buildings over an estimated useful life of 39 years. We amortize leasehold improvements over their estimated useful lives of up to 10 years, or the respective lease terms, whichever is shorter.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that we expect to be in effect at the time when we believe the differences are going to reverse.

Stock-Based Compensation

Prior to January 2003, we accounted for employee stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related guidance. We did not recognize stock-based employee compensation expense related to stock options prior to 2003 as all options to purchase our stock or our subsidiaries’ stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years. The cost related to stock-based employee compensation included in net income for the three months and six months ended June 30, 2004 and June 30, 2003, is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of SFAS 123.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Three months ended		Six months ended
In millions, except for per share data	June 30 2004	June 30 2003	June 30 2004	June 30 2003
Net income as reported	$304	$184	$632	$446
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	5	16	10
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(13)	(12)	(26)	(24)

Pro forma net income	$299	$177	$622	$432

Earnings per share
Basic-as reported	$1.08	$.65	$2.24	$1.58
Basic-pro forma	$1.06	$.63	$2.21	$1.53
Diluted-as reported	$1.07	$.65	$2.22	$1.57
Diluted-pro forma	$1.05	$.63	$2.19	$1.52

For purposes of computing stock option expense and pro forma results, we estimated the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are very subjective. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation awards and are not indicative of the impact on future periods.

We used the following assumptions in the option pricing model to determine 2004 and 2003 stock option expense.

Option Pricing Assumptions

Weighted-average for the six months ended June 30	2004	2003
Risk-free interest rate	3.4%	3.1%
Dividend yield	3.6%	3.5%
Volatility	28.9%	31.0%
Expected life	5 yrs.	5 yrs.

NOTE 2 VARIABLE INTEREST ENTITIES

As discussed in our 2003 Form 10-K and our first quarter 2004 Form 10-Q, we are involved with various entities in the normal course of business that may be deemed to be variable interest entities. We consolidated certain VIEs effective in 2003 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2003 Form 10-K and first quarter 2004 Form 10-Q.

At June 30, 2004, and December 31, 2003, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
June 30, 2004
Market Street Funding Corporation	$1,668	$1,668
Partnership interests in low income housing projects	380	380
Strategic joint venture (BlackRock)	13	10

Total consolidated VIEs	$2,061	$2,058

December 31, 2003
Market Street Funding Corporation	$2,146	$2,146
Partnership interests in low income housing projects	436	436

Total consolidated VIEs	$2,582	$2,582

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Equity/ Maximum Equity Exposure
June 30, 2004
Collateralized debt obligations (BlackRock)	$2,940	$2,580	$35
Private investment funds (BlackRock)	689	288	13
Partnership interests in low income housing projects	41	41	5

Total significant variable interests	$3,670	$2,909	$53

December 31, 2003
Collateralized debt obligations (BlackRock)	$2,740	$2,370	$38
Private investment funds (BlackRock)	375	227	5
Partnership interests in low income housing projects	41	41	5
Hawthorn private investment funds (a)	1,144	1,144	3

Total significant variable interests	$4,300	$3,782	$51

(a)	Management of the funds was transferred as part of the sale of certain investment and consulting activities of Hawthorn during first quarter 2004.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activity. As permitted by FIN 46, we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Equity/ Maximum Equity Exposure
June 30, 2004
Private Equity Fund	$60	$60	$15

December 31, 2003
Private Equity Fund	$53	$52	$13

NOTE 3 UNITED NATIONAL BANCORP ACQUISITION

As previously reported, we completed our acquisition of United National Bancorp, Inc. on January 1, 2004 by merging United National with and into our subsidiary, PNC Bancorp, Inc. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of our common stock valued at $360 million. As a result of the acquisition, we added $3.7 billion of assets, including $.6 billion of goodwill, $2.3 billion of deposits, $1.0 billion of borrowed funds and $.4 billion of shareholders’ equity to our Average Consolidated Balance Sheet for the quarter ended March 31, 2004.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The mandatorily redeemable noncontrolling interests in these entities, which represent noncontrolling interests in affordable housing partnerships, are included in the Consolidated Balance Sheet under the caption, “Minority and noncontrolling interests in consolidated entities.” Generally, on the date these VIEs are terminated, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at June 30, 2004 would have resulted in payments of approximately $159 million based on the terms of the respective entity’s governing documents and the measurement principles included in SFAS 150.

In December 2003, the FASB issued SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We made changes to certain annual disclosures in our 2003 Form 10-K in connection with SFAS 132. See Note 13 Certain Employee Benefit and Stock-Based Compensation Plans for interim disclosures required by this standard.

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides accounting guidance for the effects of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) which was signed into law in December 2003. The Act introduces a drug benefit under Medicare and a federal subsidy to retirement plan sponsors that provide benefits that are at least actuarially equivalent to those available under Medicare. SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires changes in laws to be considered in current period measurements of a plan sponsor’s postretirement benefit costs and accumulated postretirement benefit obligation. However, due to accounting issues raised by the Act, the FASB allowed plan sponsors to defer accounting for the effects of the Act until guidance was issued.

The Act may affect the future design and costs of our postretirement benefit plans. The financial implications of the Act are not precisely determinable because supporting regulations have not yet been issued clearly defining which benefit plans may qualify for the federal subsidy. FSP 106-2 provides guidance in accounting for the effects of the Act, even while those effects are not precisely certain, generally requiring recognition no later than the third quarter of 2004, if significant. We expect that some of our benefit plans will qualify for the Act’s federal subsidy, which will reduce postretirement benefits costs under SFAS 106. However, those effects are not expected to be significant and therefore, as required by FSP 106-2, the impact of the Act will not be reflected in our accumulated postretirement benefit obligations until December 31, 2004 and will not be reflected in our SFAS 106 costs until 2005.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Annual disclosures about unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for our quarter ending September 30, 2004, and the disclosures for cost method investments are effective for our fiscal year ending December 31, 2004. The amount of any other-than-temporary impairment that may need to be recognized upon our adoption of EITF 03-1 will depend on market conditions and our intent and ability to hold “underwater” investments until value is restored. At June 30, 2004, the total after-tax net unrealized losses in the securities available for sale portfolio was $148 million.

NOTE 5 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Our mandatorily redeemable capital securities of subsidiary trusts (“Capital Securities”) include nonvoting preferred beneficial interests in the assets of PNC Institutional Capital Trusts A and B and PNC Capital Trusts C and D (the “Trusts”). We have more information on the Trusts in Note 20 Capital Securities Of Subsidiary Trusts in our 2003 Form 10-K.

Prior to July 1, 2003, we classified the Capital Securities between the liabilities and shareholders’ equity sections of the Consolidated Balance Sheet and reported the related dividends as “Distributions on capital securities” in the Consolidated Statement Of Income. As further described in our 2003 Form 10-K, we followed the accounting provisions of SFAS 150 for the Capital Securities from July 1, 2003 until December 31, 2003.

Effective December 31, 2003, we deconsolidated the assets and liabilities of the Trusts based upon guidance included in FIN 46. The deconsolidation of the Trusts removed $1.148 billion of Capital Securities issued by these Trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet at December 31, 2003. The assets represent our ownership of common stock issued by the Trusts. These debentures were previously issued by us or our subsidiary, PNC Bank, N.A., and were purchased and are held as assets by the Trusts.

NOTE 6 CASH FLOWS

Acquisition and divestiture activity during the first half of 2004 that affected our cash flows included the following:

•	During the second quarter of 2004, we sold our vehicle leasing business, resulting in net cash proceeds of $490 million.

•	Our acquisition of United National effective January 1, 2004 resulted in a total of $336 million of cash paid and $72 million of cash and due from banks received.

•	During the second quarter of 2004, BlackRock sold its equity interest in Trepp LLC, resulting in net cash proceeds of $11 million.

•	During the first quarter of 2004, we sold certain investment consulting activities of Hawthorn, resulting in net cash proceeds of $11 million.

Acquisition and divestiture activity during the first half of 2003 that affected our cash flows included the following:

•	During the first quarter of 2003, we purchased the minority interests in PFPC, representing approximately 2% of PFPC’s outstanding common stock, from other PFPC shareholders and cashed out or replaced all outstanding PFPC stock options. Net cash outflows during the first six months of 2003 related to these PFPC actions totaled $42 million.

•	On June 30, 2003, PFPC completed the sale of its retirement services business to Wachovia Corp., resulting in net cash proceeds of $33 million.

•	We received $20 million related to the January 2003 settlement of all issues in dispute between us and Washington Mutual, FA in connection with the 2001 sale of our residential mortgage banking business. We reported this settlement in our fourth quarter 2002 results as a $16 million after-tax loss from discontinued operations.

•	During the second quarter of 2003, BlackRock entered into a binding agreement with an investment manager of a fund of hedge funds to purchase 80% of its outstanding equity for $4 million in cash.

NOTE 7 TRADING ACTIVITIES

We participate in derivatives and foreign exchange trading as well as underwriting and “market making” in equity securities as an accommodation to our customers. We also engage in trading activities as part of our risk management strategies.

Net trading income for the first six months of 2004 totaled $53 million compared with $60 million for the first six months of 2003 and was included in Other noninterest income in the Consolidated Statement of Income. Specific components of net trading income are as follows:

Net Trading Income

Six months ended June 30 – in millions	2004	2003
Other noninterest income
Securities underwriting and trading	$19	$39
Derivatives trading	19	8
Foreign exchange	15	13

Net trading income	$53	$60

NOTE 8 LEGAL PROCEEDINGS

On June 23, 2004, the United States District Court for the Western District of Pennsylvania granted the United States Department of Justice’s motion seeking dismissal with prejudice of the criminal complaint originally filed in the District Court on June 2, 2003 charging PNC ICLC Corp., one of our indirect non-bank subsidiaries, with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The complaint was filed pursuant to the terms of a Deferred Prosecution Agreement entered into between the Department of Justice and PNC ICLC, under which the Department of Justice agreed that, if PNC ICLC was in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice would seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement related to the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement we announced on January 29, 2002 and that were the subject of a July 2002 consent order between PNC and the United States Securities and Exchange Commission.

Among the requirements of the Deferred Prosecution Agreement was the establishment of a $90 million restitution fund, which will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the restitution fund.

The Current Report on Form 8-K we filed on June 2, 2003, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNC ICLC and on PNC. A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to this Form 8-K.

There are several pending judicial or administrative proceedings or other matters arising out of the PAGIC transactions (“PAGIC-related matters”), as described below.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation’s common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. PNC and all other defendants have filed a motion to dismiss this lawsuit.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC are cooperating fully with the investigation. In June 2003, the Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

We received a letter in June 2003 on behalf of an alleged shareholder demanding that we take appropriate legal action against our Chairman and Chief Executive Officer, our former Chief Financial Officer, and our Controller, as well as any other individuals or entities allegedly responsible for causing damage to PNC as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation, which has completed its evaluation and reported its findings to the Board of Directors and to counsel for the alleged shareholder. The special committee recommended against bringing any claims against our current or former executive officers but made certain recommendations with respect to resolution of potential claims we have with respect to certain other third parties.

In July 2003, the lead underwriter on the Corporation’s Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against PNC and PNC ICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In September 2003, we moved to stay the action until resolution of the claims against PNC in the pending securities litigation described above.

We have reached a proposed settlement with the claimants in these PAGIC-related matters and are currently in the process of finalizing the terms of the settlement. The proposed settlement remains subject to resolution of certain remaining issues, completion of documentation and conditions, including court approval. This settlement would resolve all of the claims in these PAGIC-related matters as they relate to PNC and our officers and directors, with the following exceptions. First, the Department of Labor would not be a party to the settlement and thus the settlement would not necessarily resolve its investigation, although IFS would participate in the settlement and the settlement would resolve the Plan’s and its participants’ rights in connection with the PAGIC transactions; and, second, we would not be precluded from pursuing our claim for insurance coverage related to the restitution fund. We do not expect the proposed settlement, if completed, to result in any material additional cost to PNC.

We are not, however, in a position to assess the impact of the final disposition of these PAGIC-related matters if the proposed settlement is not completed.

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation. There are also threatened additional proceedings arising out of the same matters. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and has been brought on Adelphia’s behalf as an adversary proceeding by the unsecured creditors’ committee in Adelphia’s bankruptcy proceeding. A motion to intervene on behalf of the equity committee is also pending in this case. The other lawsuits (one of which is a putative consolidated class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege violations of federal securities laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have substantial defenses to the claims against us in these lawsuits and intend to defend them vigorously. These lawsuits are currently in initial stages and present complex issues of law and fact. As a result, we are not currently capable of evaluating our exposure, if any, resulting from these lawsuits.

In connection with industry-wide investigations of practices in the mutual fund industry including market timing, late day trading, employee trading in mutual funds and other matters, several of our subsidiaries have received requests for information and other inquiries from state and federal governmental and regulatory authorities. These subsidiaries are fully cooperating in all of these matters.

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, management is not now in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on our results of operations in any future reporting period.

NOTE 9 NONPERFORMING ASSETS

Nonperforming assets were as follows:

In millions	June 30 2004	December 31 2003
Nonperforming loans (a)	$169	$266
Nonperforming loans held for sale (b)	4	27
Foreclosed and other assets	36	35

Total nonperforming assets (c)	$209	$328

(a)	Includes a troubled debt restructured loan of $1 million as of December 31, 2003.

(b)	Includes troubled debt restructured loans held for sale of $2 million as of June 30, 2004 and $10 million as of December 31, 2003.

(c)	Excludes equity management assets carried at estimated fair value of $32 million as of June 30, 2004 and $37 million as of December 31, 2003. These assets included troubled debt restructured assets of $10 million at June 30, 2004 and $5 million as of December 31, 2003.

NOTE 10 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Changes in the allowance for loan and lease losses were as follows:

In millions	2004	2003
Allowance at January 1	$632	$673
Charge-offs
Commercial (a)	(85)	(59)
Commercial real estate	(2)	(2)
Consumer	(22)	(20)
Residential mortgage	(1)	(1)
Lease financing	(3)	(37)

Total charge-offs	(113)	(119)

Recoveries
Commercial	13	12
Commercial real estate	1
Consumer	6	6
Residential mortgage	1
Lease financing	4	2

Total recoveries	25	20

Net charge-offs
Commercial	(72)	(47)
Commercial real estate	(1)	(2)
Consumer	(16)	(14)
Residential mortgage		(1)
Lease financing	1	(35)

Total net charge-offs	(88)	(99)

Provision for credit losses	20	93

Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit	7	6

Allowance at June 30	$593	$673

(a)	During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2004	2003
Allowance at January 1	$90	$84
Net change in allowance for unfunded loan commitments and letters of credit	(7)	(6)

Allowance at June 30	$83	$78

NOTE 11 SECURITIES

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
June 30, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,559		$(21)	$3,538
Mortgage-backed	5,886	$10	(156)	5,740
Commercial mortgage-backed	3,019	12	(49)	2,982
Asset-backed	2,202	3	(25)	2,180
State and municipal	226	1	(3)	224
Other debt	32			32

Total debt securities	14,924	26	(254)	14,696
Corporate stocks and other	255	2	(1)	256

Total securities available for sale	$15,179	$28	$(255)	$14,952

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2			$2

Total debt securities	2			2

Total securities held to maturity	$2			$2

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$16	$(2)	$3,416
Mortgage-backed	5,889	19	(94)	5,814
Commercial mortgage-backed	3,248	66	(4)	3,310
Asset-backed	2,698	13	(19)	2,692
State and municipal	133	3	(1)	135
Other debt	55	2		57

Total debt securities	15,425	119	(120)	15,424
Corporate stocks and other	259	7	(2)	264

Total securities available for sale	$15,684	$126	$(122)	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2			$2

Total debt securities	2			2

Total securities held to maturity	$2			$2

Securities represented 20% of total assets at June 30, 2004 and 23% at December 31, 2003. Decreases in commercial mortgage-backed and asset-backed securities partially offset by increases in United States Treasury and government agencies and state and municipal securities drove the decrease in total securities compared with December 31, 2003.

At June 30, 2004, the securities available for sale balance included a net unrealized loss of $227 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million. The impact of an increase in interest rates during the second quarter of 2004 was reflected in the net unrealized loss position at June 30, 2004.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after June 30, 2004, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at June 30, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 2 years and 10 months at June 30, 2004 and 2 years and 11 months at December 31, 2003.

We carry securities classified as held to maturity at amortized cost. Securities classified as held to maturity at June 30, 2004 and December 31, 2003 were related to Market Street and were due to our adoption of FIN 46 effective July 1, 2003. These securities represent a static pool of lottery payments purchased as a private placement. The expected weighted-average life of securities held to maturity was 9 months at June 30, 2004 and 2 years and 7 months at December 31, 2003.

Information relating to securities sold is set forth in the following table:

Securities Sold

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Income Taxes
2004	$4,599	$46	$17	$29	$10
2003	5,654	92	10	82	29

Net securities gains for the first half of 2003 included $25 million of gains related to the liquidation of the entities formed in 2001 in connection with the PAGIC transactions.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the six months ended June 30, 2004 follows:

Goodwill

In millions	December 31 2003	Goodwill Additions/ Adjustments	June 30 2004
Regional Community Banking	$438	$567	$1,005
Wholesale Banking	643		643
PNC Advisors	153		153
BlackRock	178		178
PFPC	945	1	946
Other	33	20	53

Total	$2,390	$588	$2,978

The United National acquisition resulted in the recognition of $567 million of goodwill recorded in the Regional Community Banking business segment. Additionally, we recorded $35 million in customer-related intangible assets resulting from this transaction. See Note 3 United National Bancorp Acquisition for further information.

Our ownership of BlackRock continues to change primarily due to share repurchases in the open market and share issuances pursuant to employee compensation plans by BlackRock. We recognized goodwill of $20 million in the first six months of 2004 as a result of BlackRock’s stock activity.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	June 30 2004	December 31 2003
Customer-related and other intangibles
Gross carrying amount	$215	$186
Accumulated amortization	(90)	(78)

Net carrying amount	$125	$108

Mortgage and other loan servicing rights
Gross carrying amount	$378	$348
Accumulated amortization	(152)	(139)

Net carrying amount	$226	$209

Total	$351	$317

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. At December 31, 2003, we had three indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above with a total carrying value of $11 million: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.” During the first quarter of 2004, one of the investment management contracts held by BlackRock was impaired when the funds’ portfolio manager resigned. As a result, BlackRock began an orderly liquidation of the funds and recognized an impairment charge of $6 million in the first quarter of 2004. The total carrying value of the two remaining indefinite-lived intangible assets was $4 million at June 30, 2004.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately five years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the six months ended June 30, 2004, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2003	$2,390	$108	$209
Additions/adjustments:
United National acquisition	567	35
BlackRock fund impairment		(6)
BlackRock share repurchases	20
Wholesale Banking			30
Other	1
Amortization		(12)	(13)

Balance at June 30, 2004	$2,978	$125	$226

Amortization expense on intangible assets for the second quarter of 2004 was $13 million and for the first six months of 2004 was $25 million. Amortization expense on existing intangible assets for the remainder of 2004 and for 2005 through 2009 is estimated to be as follows:

•	Remainder of 2004: $25 million

•	2005: $48 million,

•	2006: $45 million,

•	2007: $43 million,

•	2008: $40 million, and

•	2009: $30 million.

NOTE 13 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Pension and Post-Retirement Plans

As more fully described in our 2003 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering most employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and any payments to plan participants are made by us. We also provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The components of our net periodic pension and post-retirement benefit cost for the second quarter and first six months of 2004 and 2003 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post- retirement Benefits
Three months ended June 30 In millions	2004	2003	2004	2003	2004	2003
Service cost	$10	$8	$1	$1	$1
Interest cost	16	14	1	1	4	$5
Expected return on plan assets	(29)	(21)
Amortization of prior service cost					(1)	(1)
Recognized net actuarial loss	6	10				1
Losses due to settlements				1

Net periodic cost	$3	$11	$2	$3	$4	$5

	Qualified Pension Plan		Nonqualified Pension Plan		Post- retirement Benefits
Six months ended June 30 In millions	2004	2003	2004	2003	2004	2003
Service cost	$20	$18	$1	$1	$2	$1
Interest cost	33	31	2	2	8	9
Expected return on plan assets	(59)	(45)
Amortization of prior service cost					(3)	(3)
Recognized net actuarial loss	12	21	1	1	2	2
Losses due to settlements				4
Adjustments		(1)		(2)		(1)

Net periodic cost	$6	$24	$4	$6	$9	$8

We previously disclosed that we expected to contribute zero to our qualified pension plan in 2004 due to the plan’s fully funded status as the plan’s actuaries anticipated that no contributions will be permitted without exceeding certain legal limitations on plan funding. However, due to the acquisition of the United National pension plans during the first quarter of 2004, we contributed approximately $11 million to those qualified pension plans during the first quarter of 2004.

BlackRock Long-Term Retention and Incentive Plan

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. As of June 30, 2004, BlackRock has awarded approximately $216 million in LTIP Awards. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash.

The LTIP Awards will fully vest at the end of any period of one calendar quarter beginning in 2005 or 2006 or any three-month period commencing prior to and including December 31, 2006 during which the average closing price of BlackRock’s common stock is at least $62 per share. Assuming the LTIP Awards fully vest, we expect that the total expense recognized by PNC for the plan to be approximately $114 million, net of tax. Based on a BlackRock price of $62 per share, the fair market value of our remaining investment in BlackRock would have increased by approximately $700 million since the LTIP was put in place in the fourth quarter of 2002. If the performance hurdle is not achieved, the Compensation Committee of BlackRock’s Board of Directors may, in its sole discretion, vest a portion of the LTIP Awards if BlackRock realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time. There will be no expense recognition associated with the LTIP Awards until a full or partial vesting is considered probable and estimable.

During the three months ended June 30, 2004, BlackRock’s common stock did, at times, trade in excess of $62 per share. Assuming the LTIP Awards fully vest by March 31, 2005 by achieving the $62 average price target, we will record a one-time charge of approximately $69 million, net of tax, on March 31, 2005 and quarterly expense of approximately $6 million, net of tax, through December 31, 2006, the end of the LTIP’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

With respect to partial vesting, as of June 30, 2004, BlackRock’s compound annual growth in diluted earnings per share exceeded 10%. In addition, as of June 30, 2004, BlackRock’s publicly-traded stock price performance was fourth out of 14 peer group companies. BlackRock continues to evaluate the likelihood of achieving the partial vesting criteria each quarter and has concluded that, as of June 30, 2004, such an event is not probable. If it becomes probable by September 30, 2004 that the LTIP Awards could partially vest by at least 50%, we would record a one-time charge of approximately $29 million, net of tax, on September 30, 2004 and quarterly expense of approximately $3 million, net of tax, through December 31, 2006, the end of the LTIP’s service period. If a partial vesting decision becomes probable subsequent to September 30, 2004, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

NOTE 14 EARNINGS PER SHARE

Basic and diluted earnings per share calculations follow:

	Three months ended June 30		Six months ended June 30
In millions, except share and per share data	2004	2003	2004	2003
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$304	$184	$632	$446
Less: Preferred dividends declared	1	1	1	1

Net income applicable to basic earnings per common share	$303	$183	$631	$445
Basic weighted-average common shares outstanding (in thousands)	280,823	280,564	281,530	281,643

Basic earnings per common share	$1.08	$.65	$2.24	$1.58

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE
Net income	$304	$184	$632	$446
Less: BlackRock adjustment for common stock equivalents	2	1	3	1

Net income applicable to diluted earnings per common share	$302	$183	$629	$445
Basic weighted-average common shares outstanding (in thousands)	280,823	280,564	281,530	281,643
Conversion of preferred stock Series A and B	86	92	87	92
Conversion of preferred stock Series C and D	666	734	680	744
Conversion of debentures	12	14	13	14
Exercise of stock options	832	337	929	292
Incentive share awards	447	476	445	459

Diluted weighted-average common shares outstanding (in thousands)	282,866	282,217	283,684	283,244

Diluted earnings per common share	$1.07	$.65	$2.22	$1.57

NOTE 15 SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first six months of 2004 follows. Our preferred stock outstanding as of June 30, 2004 and December 31, 2003 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss) (a)	Treasury Stock	Total
Balance at December 31, 2003	277	$1,764	$1,108	$7,642	$(29)	$60	$(3,900)	$6,645
Net income				632				632
Other comprehensive income (loss), net of tax (a)
Net unrealized securities losses						(151)		(151)
Net unrealized losses on cash flow hedge derivatives						(46)		(46)
Other (b)						(2)		(2)

Comprehensive income								433

Cash dividends declared Common ($1.00 per share)				(283)				(283)
Treasury stock activity	5		108				167	275
Tax benefit of stock option plans			6					6
Stock options granted			11					11
Subsidiary stock transactions			2					2
Deferred compensation expense					(25)			(25)

Balance at June 30, 2004	282	$1,764	$1,235	$7,991	$(54)	$(139)	$(3,733)	$7,064

(a)	A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Six months ended June 30, 2004 In millions	Pretax Amount	Tax Benefit (Expense)	After-tax Amount
Unrealized securities losses	$(193)	$67	$(126)
Less: Reclassification adjustment for gains realized in net income	38	(13)	25

Net unrealized securities losses	(231)	80	(151)

Unrealized losses on cash flow hedge derivatives	(43)	15	(28)
Less: Reclassification adjustment for gains realized in net income	28	(10)	18

Net unrealized losses on cash flow hedge derivatives	(71)	25	(46)

Other (b)	(3)	1	(2)

Other comprehensive income (loss)	$(305)	$106	$(199)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	June 30, 2004		December 31, 2003
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(227)	$(148)	$4	$3
Net unrealized gains on cash flow hedge derivatives	3	2	74	48
Other (b)	11	7	14	9

Accumulated other comprehensive income (loss)	$(213)	$(139)	$92	$60

(b)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.

NOTE 16 SEGMENT REPORTING

We operate five major businesses engaged in banking, asset management and global fund processing services. Banking businesses include regional community banking, wholesale banking and wealth management. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Results of individual businesses are presented based on our management accounting practices and our management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

As more fully described in our Current Report on Form 8-K dated April 5, 2004, we changed our financial reporting for our business segments beginning with first quarter 2004 reporting and restated all prior period amounts to conform with the new methodology. The principal changes to our segment reporting are as follows:

•	We replaced the assignment of securities or funds to balance net assets for each business segment with a funds transfer pricing methodology.

•	We removed the impact of our asset and liability management function from the business segments. This is now reflected in the results of “Other.”

•	The Wholesale Banking business segment captures the results that were previously reported separately as Corporate Banking, PNC Real Estate Finance and PNC Business Credit to more accurately reflect the manner in which this business is now managed.

•	We have implemented a new capital measurement methodology based on the concept of economic capital.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We increased the capital assigned to Regional Community Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public disclosures. We have allocated the allowance for loan and lease losses based on our assessment of risk inherent in the loan portfolios. The costs incurred by support areas not directly aligned with the businesses are allocated primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities, minority interest in income of BlackRock, differences between business segment performance reporting and financial statement reporting (GAAP), and corporate overhead.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Regional Community Banking provides deposit, lending, cash management and investment services to 2.2 million consumer and small business customers within our primary geographic footprint. See Note 3 United National Bancorp Acquisition for further information on United National, the results of which are primarily captured within the Regional Community Banking segment.

Wholesale Banking provides lending, treasury management, capital markets-related products and services and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit, and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. In March 2004, PNC sold certain investment consulting activities of its Hawthorn unit and recognized a pretax gain of $10 million on this sale during the first quarter of 2004. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within our geographic markets.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $310 billion of assets under management at June 30, 2004. BlackRock manages assets on behalf of institutions and individual investors worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions® brand name.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results Of Businesses

Three months ended June 30 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2004 INCOME STATEMENT
Net interest income (expense)	$339	$170	$27	$15	$(13)	$(64)	$7	$481
Noninterest income	171	151	127	184	198	97	(18)	910

Total revenue	510	321	154	199	185	33	(11)	1,391
Provision for credit losses	6	8	(2)			(4)		8
Depreciation and amortization	13	5	2	5	9	18		52
Other noninterest expense	294	157	112	116	148	48	(17)	858

Earnings before minority and other interests and income taxes	197	151	42	78	28	(29)	6	473
Minority and noncontrolling interests in income of consolidated entities		(10)		4		17		11
Income taxes	72	48	15	26	11	(18)	4	158

Earnings	$125	$113	$27	$48	$17	$(28)	$2	$304

Inter-segment revenue	$2		$2	$8	$(3)	$2	$(11)

AVERAGE ASSETS (a)	$21,631	$21,989	$2,737	$966	$2,078	$26,422	$(1,956)	$73,867

2003 INCOME STATEMENT
Net interest income (expense)	$306	$166	$27	$8	$(14)	$28		$521
Noninterest income	172	133	127	144	187	38	$(25)	776

Total revenue	478	299	154	152	173	66	(25)	1,297
Provision for credit losses	11	45	1					57
Depreciation and amortization	9	5	3	5	6	19		47
Other noninterest expense	267	139	112	84	141	168	(23)	888

Earnings before minority and other interests and income taxes	191	110	38	63	26	(121)	(2)	305
Minority and noncontrolling interests in income of consolidated entities		(2)				15		13
Income taxes	69	29	14	24	10	(37)	(1)	108

Earnings	$122	$83	$24	$39	$16	$(99)	$(1)	$184

Inter-segment revenue	$6	$2	$7	$5	$2	$3	$(25)

AVERAGE ASSETS (a)	$16,600	$19,890	$2,697	$901	$1,891	$25,481	$(1,895)	$65,565

Six months ended June 30 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2004 INCOME STATEMENT
Net interest income (expense)	$671	$333	$54	$21	$(24)	$(77)	$(3)	$975
Noninterest income	339	304	270	366	400	177	(35)	1,821

Total revenue	1,010	637	324	387	376	100	(38)	2,796
Provision for credit losses	35	(5)	(1)			(9)		20
Depreciation and amortization	25	10	5	10	16	35		101
Other noninterest expense	594	314	229	223	305	76	(37)	1,704

Earnings before minority and other interests and income taxes	356	318	91	154	55	(2)	(1)	971
Minority and noncontrolling interests in income of consolidated entities		(20)		4		34		18
Income taxes	129	103	33	47	22	(15)	2	321

Earnings	$227	$235	$58	$103	$33	$(21)	$(3)	$632

Inter-segment revenue	$4	$1	$6	$17		$10	$(38)

AVERAGE ASSETS (a)	$21,193	$21,979	$2,698	$966	$2,029	$26,644	$(2,064)	$73,445

2003 INCOME STATEMENT
Net interest income (expense)	$597	$336	$53	$11	$(26)	$53		$1,024
Noninterest income	326	286	247	287	379	93	$(47)	1,571

Total revenue	923	622	300	298	353	146	(47)	2,595
Provision for credit losses	17	74	1			1		93
Depreciation and amortization	18	10	5	10	10	39		92
Other noninterest expense	531	296	225	168	295	225	(41)	1,699

Earnings before minority and other interests and income taxes	357	242	69	120	48	(119)	(6)	711
Minority and noncontrolling interests in income of consolidated entities		(2)				26		24
Income taxes	129	67	25	46	19	(42)	(3)	241

Earnings	$228	$177	$44	$74	$29	$(103)	$(3)	$446

Inter-segment revenue	$12	$3	$13	$9	$4	$6	$(47)

AVERAGE ASSETS (a)	$16,412	$19,948	$2,732	$901	$1,878	$25,794	$(1,906)	$65,759

(a)	Period-end balances for BlackRock.

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

NOTE 17 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

At June 30, 2004, we had outstanding commitments to make additional equity investments of $169 million in certain equity management entities and affordable housing limited partnerships.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit outstanding on June 30, 2004 had terms ranging from less than one year to six years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $5.0 billion at June 30, 2004. Certain specifically identified standby letters of credit and letter of credit risk participations having aggregate future payments of approximately $2.5 billion are secured by assets valued, as of June 30, 2004, at approximately $2.5 billion. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees that secure the customer’s other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit was $38 million at June 30, 2004.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations and enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits unrelated to us. At June 30, 2004, our commitments under standby bond purchase agreements totaled $305 million and our commitments under other liquidity facilities totaled $318 million. The carrying amount of the liability for our obligations related to municipal bond obligations and certain other liquidity facilities was $3 million at June 30, 2004.

INDEMNIFICATIONS

We are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of:

•	Entire businesses,

•	Loan portfolios,

•	Branch banks,

•	Partial interests in companies, or

•	Other types of assets.

These agreements generally include indemnification provisions under which we indemnify the other parties to these agreements against a variety of risks to the other parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

We provide indemnification in connection with securities offering transactions in which we are involved. When we are the issuer of the securities, we provide indemnification to the underwriters or placement agents analogous to the indemnification provided to the purchasers of businesses from us, as described above. When we are an underwriter or placement agent, we provide a limited indemnification to the issuer related to our actions in connection with the offering and, if there are other underwriters, indemnification to the other underwriters intended to result in an appropriate sharing of the risk of participating in the offering. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

We enter into certain types of agreements that include provisions for indemnifying third parties, such as:

•	Agreements relating to providing various servicing and processing functions to third parties,

•	Agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions,

•	Syndicated credit agreements, as a syndicate member, and

•	Sales of individual loans.

Due to the nature of these indemnification provisions, we cannot calculate our aggregate potential exposure under them.

We enter into certain types of agreements, such as leases with tenants, in which we agree to indemnify third parties for acts by our agents. While we do not believe these indemnification liabilities are material, either individually or in total, we cannot calculate our potential exposure.

We enter into contracts for the delivery of technology service in which we indemnify the other party against claims of patent and copyright infringement by third parties. Due to the nature of these indemnification provisions, we cannot calculate our aggregate potential exposure under this type of indemnification.

We engage in certain insurance activities which require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit in a total amount of approximately $5 million.

In the ordinary course of business, we enter into contracts with third parties under which the third parties provide services on behalf of PNC. In many of these contracts, we agree to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

We are a general or limited partner in certain asset management and investment limited partnerships, many of which contain indemnification provisions that would require us to make payments in excess of our remaining funding commitments. While in certain of these partnerships the maximum liability to us is limited to the sum of our unfunded commitments and partnership distributions received by us, in the others the indemnification liability is unlimited. As a result, we cannot determine our aggregate potential exposure for these indemnifications.

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first half of 2004. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At June 30, 2004, the total maximum potential exposure as a result of these indemnity obligations was $8.5 billion, although we held cash collateral at the time in excess of that amount.

CONTINGENT PAYMENTS IN CONNECTION WITH CERTAIN ACQUISITIONS

A number of the acquisition agreements to which we are a party and under which we have purchased various types of assets, including the purchase of entire businesses, partial interests in companies, or other types of assets, require us to make additional payments in future years if certain predetermined goals occur within a specific time period. As some of these provisions do not specify dollar limitations, we cannot quantify our total exposure resulting from these agreements.

NOTE 18 SUBSEQUENT EVENTS

RIGGS NATIONAL CORPORATION

On July 16, 2004, The PNC Financial Services Group, Inc. entered into an Agreement and Plan of Merger to acquire Riggs National Corporation (“Riggs”). Riggs is a $6 billion asset banking company that provides commercial and retail banking services through 50 branches in the metropolitan Washington, D.C. area.

Under terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, Riggs will merge into PNC and Riggs Bank will merge into PNC Bank, N.A. The aggregate consideration is comprised of a fixed number of approximately 7.5 million shares of PNC common stock and $319 million in cash, subject to adjustment. Riggs shareholders will be entitled to elect to receive the merger consideration in shares of PNC common stock or in cash, subject to proration. The actual value of the merger consideration to be paid upon closing will depend on the average PNC stock price shortly prior to completion of the merger, and the cash and stock components on a per Riggs share basis will be determined at the time based on that average PNC stock price so that each share of Riggs receives consideration representing equal value. Riggs stock options will be cashed out prior to closing, if not exercised.

The transaction is expected to close during the first quarter of 2005. The merger is subject to customary closing conditions, including regulatory approvals and the approval of Riggs shareholders.

AVIATION FINANCE GROUP

During July 2004, PNC signed an agreement to acquire the fixed assets and the loan origination business of Aviation Finance Group, LLC (“AFG”), an Idaho-based company that specializes in loans to finance private jets. In addition, PNC Bank, N.A. and Market Street Funding Corporation may provide refinancing for a portion of AFG’s existing portfolio. Historically, AFG has originated a loan portfolio that is granular in nature and characterized by small exposures with a loan-to-value ratio between 60% and 80%. On an annual basis, AFG has originated and expects to continue to originate approximately $150 million to $200 million of loans. We expect the acquisition to close in September 2004, subject to customary closing conditions, including regulatory approvals.

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2004			2003
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
ASSETS
Interest-earning assets
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,543	$97	2.97%	$3,456	$73	4.25%
Other debt	8,958	167	3.73	9,838	215	4.36
State and municipal	245	7	5.38	82	3	7.15
Corporate stocks and other	270	6	4.23	471	6	2.88

Total securities available for sale	16,016	277	3.45	13,847	297	4.30
Securities held to maturity	2		9.07	33	2	7.98

Total securities	16,018	277	3.45	13,880	299	4.31
Loans, net of unearned income
Commercial	15,244	397	5.16	15,007	432	5.72
Commercial real estate	2,174	50	4.57	2,217	52	4.66
Consumer	12,968	339	5.25	10,161	301	5.96
Residential mortgage	3,557	93	5.23	3,430	102	5.97
Lease financing	3,201	81	5.08	3,837	112	5.88
Other	358	6	3.38	362	7	3.71

Total loans, net of unearned income	37,502	966	5.14	35,014	1,006	5.75
Loans held for sale	1,598	21	2.60	1,768	27	3.05
Federal funds sold	103		.15	960	6	1.24
Resale agreements	1,962	17	1.66	1,075	6	1.15
Purchased customer receivables	1,960	17	1.77
Other	1,356	33	4.92	928	45	9.77

Total interest-earning assets/interest income	60,499	1,331	4.39	53,625	1,389	5.18
Noninterest-earning assets
Allowance for loan and lease losses	(628)			(677)
Cash and due from banks	2,844			2,687
Other assets	10,730			10,124

Total assets	$73,445			$65,759

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$15,804	68.87		$15,102	83	1.10
Demand	7,876	4.10		7,005	4.12
Savings	2,592	4.33		2,095	4.38
Retail certificates of deposit	8,715	118	2.70	9,263	147	3.20
Other time	512	11	4.26	267	10	7.35
Time deposits in foreign offices	1,145	6.98		213	1	1.11

Total interest-bearing deposits	36,644	211	1.15	33,945	249	1.48
Borrowed funds
Federal funds purchased	2,108	10.96		366	3	1.31
Repurchase agreements	1,333	6.90		1,004	6	1.17
Bank notes and senior debt	2,752	30	2.16	3,909	42	2.14
Federal Home Loan Bank borrowings	681	(2)	(.62)	1,174	(8)	(1.30)
Subordinated debt	3,569	68	3.83	2,087	43	4.13
Commercial paper	1,963	11	1.09
Other borrowed funds	445	15	6.58	161	25	31.21

Total borrowed funds	12,851	138	2.14	8,701	111	2.54

Total interest-bearing liabilities/interest expense	49,495	349	1.41	42,646	360	1.69
Noninterest-bearing liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	11,516			10,213
Allowance for unfunded commitments and letters of credit	90			80
Accrued expenses and other liabilities	4,896			4,955
Minority and noncontrolling interests in consolidated entities	427			251
Mandatorily redeemable capital securities of subsidiary trusts				848
Shareholders’ equity	7,021			6,766

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$73,445			$65,759

Interest rate spread			2.98			3.49
Impact of noninterest-bearing sources			.26			.34

Net interest income/margin		$982	3.24%		$1,029	3.83%

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

Second Quarter 2004			First Quarter 2004			Second Quarter 2003
Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
$6,654	$48	2.91%	$6,432	$49	3.03%	$3,825	$37	3.95%
8,624	78	3.63	9,293	89	3.83	10,325	112	4.34
225	3	5.65	264	4	5.15	101	2	6.54
259	2	2.40	282	4	5.91	421	3	3.17

15,762	131	3.33	16,271	146	3.57	14,672	154	4.22
2		5.78	2		11.69		1

15,764	131	3.33	16,273	146	3.57	14,672	155	4.22
15,568	199	5.06	14,921	198	5.26	14,965	215	5.69
2,100	23	4.41	2,249	27	4.72	2,169	25	4.62
13,595	175	5.17	12,340	164	5.34	10,346	152	5.87
3,622	47	5.18	3,492	46	5.29	3,244	47	5.83
3,010	36	4.88	3,391	45	5.26	3,767	54	5.73
362	3	3.42	354	3	3.34	360	4	3.64

38,257	483	5.04	36,747	483	5.24	34,851	497	5.67
1,636	13	3.19	1,560	8	1.98	1,754	15	3.45
			207		.15	116		1.22
1,896	9	1.68	2,028	8	1.64	964	3	1.18
1,812	8	1.77	2,107	9	1.77
1,550	18	4.64	1,161	15	5.30	899	24	10.65

60,915	662	4.34	60,083	669	4.44	53,256	694	5.19
(603)			(653)			(671)
2,793			2,896			2,679
10,762			10,697			10,301

$73,867			$73,023			$65,565

$16,027	35.88		$15,581	33.85		$15,111	39	1.03
7,878	2.09		7,873	2.11		7,030	2.12
2,595	2.34		2,590	2.32		2,131	2.37
8,650	58	2.69	8,780	60	2.71	8,892	69	3.11
680	6	3.46	343	5	5.86	269	5	7.27
1,485	4.99		806	2.98		220		1.11

37,315	107	1.15	35,973	104	1.16	33,653	117	1.40
2,303	6	1.00	1,912	4.92		692	3	1.28
1,508	4.86		1,157	2.94		1,116	4	1.17
2,752	15	2.18	2,752	15	2.15	3,555	19	2.14
184	1	2.29	1,180	(3)	(1.07)	1,138	(5)	(1.49)
3,545	33	3.79	3,593	35	3.88	2,025	20	4.01
1,815	5	1.08	2,111	6	1.09
449	6	5.21	442	9	7.98	175	13	29.55

12,556	70	2.21	13,147	68	2.07	8,701	54	2.46

49,871	177	1.42	49,120	172	1.40	42,354	171	1.61
11,681			11,350			10,278
90			90			77
4,772			5,020			4,980
419			434			252
						848
7,034			7,009			6,776

$73,867			$73,023			$65,565

		2.92			3.04			3.58
		.26			.26			.33

	$485	3.18%		$497	3.30%		$523	3.91%

Loan fees for the six months ended June 30, 2004 and June 30, 2003, were $55 million and $53 million, respectively. Loan fees for the three months ended June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003 and June 30, 2003 were $29 million, $26 million, $28 million, $29 million and $26 million, respectively.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 23, 2004, the United States District Court for the Western District of Pennsylvania granted the United States Department of Justice’s motion seeking dismissal with prejudice of the criminal complaint originally filed in the District Court on June 2, 2003 charging PNC ICLC Corp., one of our indirect non-bank subsidiaries, with conspiracy to commit securities fraud, in violation of Title 18, United States Code, Section 371. The complaint was filed pursuant to the terms of a Deferred Prosecution Agreement entered into between the Department of Justice and PNC ICLC, under which the Department of Justice agreed that, if PNC ICLC was in full compliance with all of its obligations under the Deferred Prosecution Agreement, the Department of Justice would seek dismissal with prejudice of the complaint within 30 days of the twelve month anniversary of the Deferred Prosecution Agreement. The Deferred Prosecution Agreement related to the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement we announced on January 29, 2002 and that were the subject of a July 2002 consent order between PNC and the United States Securities and Exchange Commission.

Among the requirements of the Deferred Prosecution Agreement was the establishment of a $90 million restitution fund, which will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the restitution fund.

The Current Report on Form 8-K we filed on June 2, 2003, together with its exhibits, contains a more complete description of the Deferred Prosecution Agreement and its impact on PNC ICLC and on PNC. A copy of the Deferred Prosecution Agreement is attached as Exhibit 99.1 to this Form 8-K.

There are several pending judicial or administrative proceedings or other matters arising out of the PAGIC transactions (“PAGIC-related matters”), as described below.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation’s common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. PNC and all other defendants have filed a motion to dismiss this lawsuit.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC are cooperating fully with the investigation. In June 2003, the Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the $90 million restitution fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

We received a letter in June 2003 on behalf of an alleged shareholder demanding that we take appropriate legal action against our Chairman and Chief Executive Officer, our former Chief Financial Officer, and our Controller, as well as any other individuals or entities allegedly responsible for causing damage to PNC as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation, which has completed its evaluation and reported its findings to the Board of Directors and to counsel for the alleged shareholder. The special committee recommended against bringing any claims against our current or former executive officers but made certain recommendations with respect to resolution of potential claims we have with respect to certain other third parties.

In July 2003, the lead underwriter on the Corporation’s Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against PNC and PNC ICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In September 2003, we moved to stay the action until resolution of the claims against PNC in the pending securities litigation described above.

We have reached a proposed settlement with the claimants in these PAGIC-related matters and are currently in the process of finalizing the terms of the settlement. The proposed settlement remains subject to resolution of certain remaining issues, completion of documentation and conditions, including court approval. This settlement would resolve all of the claims in these PAGIC-related matters as they relate to PNC and our officers and directors, with the following exceptions. First, the Department of Labor would not be a party to the settlement and thus the settlement woud not necessarily resolve its investigation, although IFS would participate in the settlement and the settlement would resolve the Plan’s and its participants’ rights in connection with the PAGIC transactions; and, second, we would not be precluded from pursuing our claim for insurance coverage related to the restitution fund. We do not expect the proposed settlement, if completed, to result in any material additional cost to PNC. We are not, however, in a position to assess the impact of the final disposition of these PAGIC-related matters if the proposed settlement is not completed.

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation. There are also threatened additional proceedings arising out of the same matters. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and has been brought on Adelphia’s behalf as an adversary proceeding by the unsecured creditors’ committee in Adelphia’s bankruptcy proceeding. A motion to intervene on behalf of the equity committee is also pending in this case. The other lawsuits (one of which is a putative consolidated class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege violations of federal securities laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have substantial defenses to the claims against us in these lawsuits and intend to defend them vigorously. These lawsuits are currently in initial stages and present complex issues of law and fact. As a result, we are not currently capable of evaluating our exposure, if any, resulting from these lawsuits.

In connection with industry-wide investigations of practices in the mutual fund industry including market timing, late day trading, employee trading in mutual funds and other matters, several of our subsidiaries have received requests for information and other inquiries from state and federal governmental and regulatory authorities. These subsidiaries are fully cooperating in all of these matters.

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, management is not now in a position to determine whether any of such other pending or threatened legal proceedings will have a material adverse effect on our results of operations in any future reporting period.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Details of our common stock repurchases during the second quarter of 2004 are included in the following table:

In thousands, except per share data

2004 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – April 30	488	$52.53	420	18,115
May 1 – May 31	707	$53.64	628	17,487
June 1 – June 30	50	$54.00		17,487

Total	1,245	$53.22	1,048

(a)	Includes PNC common stock purchased under the programs referred to in note (b) to this table and common stock purchased in connection with various employee benefit plans of the Corporation.

(b)	Our current stock repurchase program allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program terminates on February 28, 2005.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated+

10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated+

10.3	The Corporation’s Key Executive Equity Program, as amended and restated+

10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated+

10.5	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated+

10.6	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated+

10.7	The Corporation’s and Affiliates Deferred Compensation Plan, as amended and restated+

10.8	The Corporation’s Employee Stock Purchase Plan, as amended and restated

10.27	Time Sharing Agreement between the Corporation and James E. Rohr+

10.28	Time Sharing Agreement between the Corporation and Joseph C. Guyaux+

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.12	Order granting motion of the United States Department of Justice seeking dismissal of complaint originally filed pursuant to the terms of the Deferred Prosecution Agreement between PNC ICLC Corp. and the United States Department of Justice

+	Denotes management contract or compensatory plan.

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 450 Fifth Street NW, Washington, D.C. 20549. Shareholders may also receive copies, without charge, by writing to Computershare Investor Services, Post Office Box 3504, Chicago, Illinois 60690-3504, by calling (800) 982-7652 or via e-mail at web.queries@computershare.com.

As described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, we filed Current Reports on Form 8-K on April 5, 2004, April 21, 2004 (two reports) and April 27, 2004. We also filed the following reports on Form 8-K during and subsequent to the second quarter of 2004 through the filing date of this Quarterly Report on Form 10-Q on the dates indicated:

June 23, 2004

Item 5, Other Events and Regulation FD Disclosure, regarding the dismissal with prejudice of the criminal complaint originally filed with the United States District Court for the Western District of Pennsylvania on June 2, 2003 pursuant to the terms of the Deferred Prosecution Agreement entered into between the United States Department of Justice and one of PNC’s subsidiaries.

July 16, 2004

Item 9, Regulation FD Disclosure, and Item 12, Disclosure of Results of Operations and Financial Condition, regarding our planned acquisition of Riggs National Corporation and management’s estimate of second quarter 2004 earnings. We furnished copies of a news release and other materials used in connection with an investor conference call held to discuss the planned acquisition as Exhibits to this Form 8-K.

July 21, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding our release of second quarter 2004 earnings. A copy of our earnings press release was furnished as an Exhibit to this Form 8-K.

July 21, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding supplementary financial information provided on our website in connection with our July 21, 2004 release of second quarter 2004 earnings and related investor conference call. We furnished a copy of this supplementary financial information as an Exhibit to this Form 8-K.

July 21, 2004

Item 5, Other Events and Regulation FD Disclosure, regarding a clarification of comments made during the July 21, 2004 investor conference call. There were no Exhibits included with this filing.

July 22, 2004

Item 12, Disclosure of Results of Operations and Financial Condition, regarding our planned acquisition of Riggs National Corporation and management’s estimate of second quarter 2004 earnings. We furnished a copy of the transcript of the investor conference call that was held on July 16, 2004 to discuss these matters as an Exhibit to this Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 9, 2004, on its behalf by the undersigned thereunto duly authorized.

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

Pittsburgh, Pennsylvania 15222-2707

(412) 762-2000

STOCK LISTING

The PNC Financial Services Group, Inc. common stock is listed on the New York Stock Exchange under the symbol PNC.

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You may obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on or through PNC’s internet website at www.pnc.com in the Investors section. Copies may also be obtained without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of PNC’s website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on the PNC website) may do so by sending their requests to Thomas R. Moore, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared
2004 Quarter
First	$59.79	$52.68	$55.42	$.50
Second	56.00	50.70	53.08	.50

Total				$1.00

2003 Quarter
First	$45.95	$41.63	$42.38	$.48
Second	50.11	42.06	48.81	.48
Third	50.17	46.41	47.58	.48
Fourth	55.55	47.63	54.73	.50

Total				$1.94

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions for service charges. You may obtain a prospectus and enrollment form by contacting Shareholder Services at (800) 982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

(800) 982-7652