Form 10-Q
period 2004-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2004-11-05
CIK 713676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes  ☒    No  ☐

As of October 29, 2004, there were 282,638,497 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2004 Third Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
FINANCIAL PERFORMANCE
Revenue
Net interest income (taxable-equivalent basis) (a)	$498	$489	$1,480	$1,518
Noninterest income	838	825	2,659	2,396

Total revenue	$1,336	$1,314	$4,139	$3,914

Net income	$258	$281	$890	$727

Per common share
Diluted earnings	$.91	$1.00	$3.13	$2.57

Cash dividends declared	$.50	$.48	$1.50	$1.44

SELECTED RATIOS
Return on
Average common shareholders’ equity	14.42%	17.06%	16.86%	14.53%
Average assets	1.36	1.63	1.60	1.46
Net interest margin	3.19	3.44	3.22	3.70
Noninterest income to total revenue	63	63	64	61
Efficiency	74	63	68	67

See page 39 for a glossary of certain terms used in this report.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide accurate comparisons of yields and margins for all earning assets, we have increased the interest income earned on tax-exempt assets to make them fully equivalent to other taxable interest income investments. The following is a reconciliation of net interest income as reported in the Consolidated Statement of Income to net interest income on a taxable-equivalent basis (in millions):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net interest income, GAAP basis	$491	$487	$1,466	$1,511
Taxable-equivalent adjustment	7	2	14	7

Net interest income, taxable-equivalent basis	$498	$489	$1,480	$1,518

Unaudited	September 30 2004	December 31 2003	September 30 2003
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$77,297	$68,168	$68,703
Earning assets	64,209	56,361	56,290
Loans, net of unearned income (c)	42,480	36,303	36,995
Allowance for loan and lease losses	581	632	648
Securities	16,824	15,690	14,907
Loans held for sale	1,582	1,400	1,531
Deposits	51,162	45,241	45,523
Borrowed funds	12,919	11,453	11,554
Allowance for unfunded loan commitments and letters of credit	96	91	90
Shareholders’ equity	7,312	6,645	6,638
Common shareholders’ equity	7,304	6,636	6,629
Book value per common share	25.89	23.97	23.93
Loans to deposits (c)	83%	80%	81%
ASSETS UNDER MANAGEMENT (billions) (b)	$362	$354	$336
NONDISCRETIONARY ASSETS UNDER ADMINISTRATION (billions) (b)	$91	$87	$86
FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$667	$654	$622
Custody assets	418	401	384
CAPITAL RATIOS
Tier 1 Risk-based	9.0%	9.5%	8.7%
Total Risk-based	12.5	13.8	12.0
Leverage	7.7	8.2	7.6
Tangible common	5.6	6.3	6.2
Shareholders’ equity to assets	9.46	9.75	9.66
Common shareholders’ equity to assets	9.45	9.73	9.65
ASSET QUALITY RATIOS
Nonperforming assets to loans,
loans held for sale and foreclosed assets (c)	.42%	.87%	1.03%
Nonperforming loans to loans (c)	.35	.73	.88
Net charge-offs to average loans (for the three months ended) (c)	.12	.53	.68
Allowance for loan and lease losses to loans (c)	1.37	1.74	1.75
Allowance for loan and lease losses to nonperforming loans	393	238	200

(b)	Balance at September 30, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of PNC Advisors’ Hawthorn unit and the expected reduction of approximately $6 billion of assets under management with approximately $4.7 billion moving to nondiscretionary assets under administration.

(c)	Amounts and ratios for all periods presented reflect the third quarter 2004 reclassification of Market Street Funding Corporation purchased customer receivables to loans. See the Balance Sheet Highlights section of the Financial Review section of this Report for additional information.

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 6, 7 and 8 of our 2003 Annual Report on Form 10-K (“2003 Form 10-K”). We have reclassified certain prior period amounts to conform with the current year presentation. The term “loans” in this report excludes loans held for sale and securities that represent interests in pools of loans. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1 and 7 of our 2003 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ materially from those anticipated in forward-looking statements or from historical performance. PNC’s business segments as reported in this Report reflect changes in our methodology for reporting business segment results as further described in our Current Report on Form 8-K dated April 5, 2004. See Note 17 Segment Reporting in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a generally accepted accounting principles (“GAAP”) basis.

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

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving growth in our lines of business underpinned by prudent risk and capital management. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such market share growth by providing convenient banking options, leading technological systems and a broad range of asset management products and services. We also intend to grow through appropriate and targeted acquisitions and by expanding to new geographical markets.

In recent years, we have managed our balance sheet toward a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by significant flexibility to take advantage, where appropriate, of rising interest rates. We anticipate rising interest rates through 2005, and we expect that the overall impact of such an environment will be beneficial to our results in the latter part of 2004 and in 2005.

On August 26, 2004, our majority-owned subsidiary BlackRock entered into a definitive agreement to acquire SSRM Holdings Inc. (“SSRM”), the holding company for State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife for total consideration at closing of $375 million in cash and stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over 5 years contingent on certain measures. The addition of SSRM, which is expected to close in the first quarter of 2005, is expected to enhance BlackRock’s investment management platform with additional U.S. equity, alternative investment and real estate equity management capabilities, expanding the universe of products offered to institutional and individual investors worldwide. Closing is subject to required regulatory and fund shareholder approvals and satisfaction of other customary closing conditions. See BlackRock’s Current Report on Form 8-K dated August 30, 2004 for additional information on this pending acquisition.

On July 16, 2004, we entered into a definitive agreement to acquire Riggs National Corporation, (“Riggs”) a Washington, D.C. based banking company. The transaction will give us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. The aggregate consideration is comprised of a fixed number of approximately 7.5 million shares of PNC common stock and $319 million in cash, subject to adjustment. The merger is subject to closing conditions including, among others, receipt of regulatory approvals and the approval of Riggs shareholders. See Current Reports on Form 8-K dated July 16, 2004 and July 22, 2004 for additional information on this pending acquisition. The Agreement and Plan of Merger for this transaction is included as Exhibit 99.13 to this Report.

Additional information on the proposed acquisitions of Riggs and SSRM is included in Note 3 Acquisitions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report and in the Cautionary Statement Regarding Forward-Looking Information section of this Financial Review.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,

•	Industry trends,

•	Loan demand,

•	Customer preferences,

•	Interest rates (including direction, timing and magnitude of movement),

•	The shape of the interest rate yield curve, and

•	The performance of the capital markets.

We seek a moderate risk profile in the management of our businesses to limit the risk of loss resulting from quickly changing economic and market conditions. We focus on the development and management of our customer franchises to generate growth in revenue and earnings.

During the third quarter of 2004, we maintained our performance with a sound balance sheet and strong customer franchise.

Net interest income grew slightly in the third quarter of 2004 compared with the third quarter of 2003 primarily due to increased revenues attributable to growth in the loan portfolio and our core deposit funding base. Noninterest income increased $13 million compared with the third quarter of 2003 as the impact of growth in our customer base in a number of key areas, along with higher equity management gains, more than offset lower gains on asset sales and lower trading revenue.

Given the increase in loans outstanding and anticipated increases in interest rates, we believe net interest income will increase in the fourth quarter of 2004 compared with the third quarter of 2004 and will be higher in 2005 compared with 2004.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success for the remainder of 2004 and into 2005 will depend upon, among other things:

•	Further success in the acquisition, growth and retention of customers;

•	Growth in market share across businesses;

•	Disciplined expense control and improved efficiency;

•	Maintaining strong overall asset quality; and

•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

Consolidated net income for the first nine months of 2004 was $890 million, or $3.13 per diluted share, compared with net income of $727 million, or $2.57 per diluted share, for the first nine months of 2003. Return on average shareholders’ equity was 16.86% for the first nine months of 2004 compared with 14.53% for the first nine months of 2003. Return on average assets was 1.60% for the first nine months of 2004 compared with 1.46% for the first nine months of 2003.

Consolidated net income for the third quarter of 2004 was $258 million or $.91 per diluted share compared with $281 million or $1.00 per diluted share for the third quarter of 2003. Return on average common shareholders’ equity was 14.42% for the third quarter of 2004 compared with 17.06% for the third quarter of 2003, while return on average assets was 1.36% for the third quarter of 2004 and 1.63% for the third quarter of 2003.

Results for the third quarter and first nine months of 2004 reflected the impact of a charge totaling $42 million after taxes, or $.15 per diluted share, related to the 2002 BlackRock Long-Term Retention and Incentive Plan (“LTIP”) that was recognized during the third quarter of 2004. See “2002 BlackRock Long-Term Incentive Plan” under the Critical Accounting Policies and Judgments section of this Financial Review and Note 13 Certain Employee Benefit and Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements for further information. BlackRock and PNC each filed Current Reports on Form 8-K dated October 6, 2004 that contain additional information on the LTIP charge. Results for 2004 also reflect the impact of our acquisition of United National Bancorp, Inc. (“United National”) that we closed effective January 1, 2004.

Results for the first nine months of 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with the agreement with the United States Department of Justice (“DOJ”), including related legal and consulting costs. See “Agreement with Department of Justice” in the Financial Review section of our Quarterly Report on Form 10-Q for the second quarter of 2003 and our Current Report on Form 8-K dated June 23, 2004 for further information.

Our third quarter 2004 performance included the following accomplishments:

•	Loan balances increased, highlighted by strong growth in consumer loans, increases in commercial loan demand and lower refinancings. Consumer loan balances increased over $3.0 billion while commercial and commercial real estate loans were up in total over $2.2 billion at September 30, 2004 compared with the amounts at December 31, 2003;

•	Deposit balances increased $1.2 billion as of September 30, 2004 compared with the balance at June 30, 2004 and increased $5.9 billion compared with December 31, 2003;

•	Taxable-equivalent net interest income increased $13 million compared with the second quarter of 2004 primarily due to a larger base of loans outstanding and deposit funding and a higher yield on securities. Taxable-equivalent net interest income grew $9 million compared with the third quarter of 2003 due to the increase in loans and deposit funding, which was partially attributable to the United National acquisition, and despite the loss of revenues from the sale of our vehicle leasing business during the second quarter of 2004;

•	Asset quality continued to improve from already strong levels. Nonperforming loans as a percentage of loans fell to .35% at September 30, 2004, compared with .88% at September 30, 2003 and .41% at June 30, 2004; and

•	Earnings in our Regional Community Banking segment increased 10% for the third quarter of 2004 compared with the third quarter of 2003. The earnings improvement in Regional Community Banking was driven by higher average loan and deposit balances from a growing customer base, and by higher gains on sales of education loans. Checking account relationships increased by 8% compared with September 30, 2003.

BALANCE SHEET HIGHLIGHTS

Total assets were $77.3 billion at September 30, 2004 compared with $68.2 billion at December 31, 2003. The impact of our January 2004 acquisition of United National and an increase in total loans, including the first quarter 2004 purchase of a portfolio of home equity loans, contributed to the increase in total assets at September 30, 2004.

Average interest-earning assets were $60.9 billion for the first nine months of 2004 compared with $54.5 billion for the first nine months of 2003. An increase in average loans and securities, due in part to the acquisition of United National, and the comparative impact of our adoption of Financial Accounting Standards Board Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities,” in the second half of 2003 were the primary drivers of the increase in average interest-earning assets.

During the third quarter of 2004, we reclassified on our Consolidated Balance Sheet certain assets related to the Market Street Funding Corporation (“Market Street”) conduit from purchased customer receivables to loans. These amounts totaled $1.8 billion at September 30, 2004, $2.2 billion at December 31, 2003 and $2.5 billion at September 30, 2003. The impact on our average total loans resulting from this change was an increase of $1.7 billion for the third quarter of 2004, $1.8 billion for the second quarter of 2004 and $2.5 billion for the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, our average total loans increased $1.9 billion and $.8 billion, respectively, as a result of this reclassification. These amounts are included in our Wholesale Banking segment. The asset quality ratios included in this Report reflect this reclassification for all periods presented.

Average total loans were $40.2 billion for the first nine months of 2004, an increase of $4.6 billion over the first nine months of 2003. Apart from the comparative impact of the Market Street reclassification described above, the increase in average total loans was primarily attributable to the addition of approximately $1.9 billion of loans from the acquisition of United National and growth in home equity of approximately $2.2 billion and commercial loans of approximately $.3 billion, partially offset by a $.5 billion decline in lease financing loans. During the second quarter of 2004, we sold our vehicle leasing portfolio as more fully described in the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits were $48.9 billion for the first nine months of 2004, an increase of $4.6 billion over the first nine months of 2003. The increase in deposits was attributable to the acquisition of United National that added approximately $2.2 billion of average deposits and increased customer volumes. Average total deposits represented 66% of total sources of funds for the first nine months of 2004 and 2003. Average transaction deposits were $35.5 billion for the first nine months of 2004 compared with $ 32.7 billion for the first nine months of 2003.

Average borrowed funds were $12.5 billion for the first nine months of 2004 and $9.8 billion for the first nine months of 2003. The following contributed to this increase:

•	The addition to our Consolidated Balance Sheet of $1.2 billion of junior subordinated debentures at December 31, 2003 ($300 million of which was issued in December 2003), the effective date that we deconsolidated our trust preferred securities under FIN 46,

•	The comparative impact of the addition of commercial paper related to Market Street resulting from the adoption of FIN 46 in the second half of 2003,

•	Our issuance of $600 million of subordinated notes in November 2003, and

•	An increase in short-term borrowings to fund asset growth.

These increases were partially offset by Federal Home Loan Bank maturities of $1.3 billion and senior and subordinated debt maturities totaling $.5 billion during the first nine months of 2004.

Shareholders’ equity totaled $7.3 billion at September 30, 2004, an increase of $.7 billion from December 31, 2003. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $921 million for the first nine months of 2004 and $853 million for the first nine months of 2003. Total business segment earnings for the third quarter of 2004 were $265 million, compared with $301 million for the third quarter of 2003.

Regional Community Banking

Regional Community Banking’s earnings were $361 million for the first nine months of 2004 and $350 million for the first nine months of 2003. Earnings from Regional Community Banking totaled $134 million for the third quarter of 2004 compared with $122 million for the third quarter of 2003. Checking relationships as of September 30, 2004 grew 8% compared with September 30, 2003, while Regional Community Banking average loans grew 32% and average demand deposits grew 12% for the third quarter of 2004 compared with the third quarter of 2003. Earnings for 2004 reflected the acquisition of United National that was effective January 1, 2004, increased loan demand and focused efforts to increase and retain the customer base. The impact of these factors on results for the first nine months of 2004 was partially offset by higher noninterest expense, primarily attributable to United National, and a higher provision for credit losses driven by a change in charge-off policy and growth in the small business commercial loan portfolio.

Wholesale Banking

Earnings from Wholesale Banking were $335 million for the first nine months of 2004 and $274 million for the first nine months of 2003. Wholesale Banking reported third quarter 2004 earnings of $100 million, an increase of $3 million over the third quarter of 2003. The benefit of a lower provision for credit losses, reflecting overall improved asset quality, more than offset higher noninterest expense to support future growth.

PNC Advisors

PNC Advisors earned $82 million in the first nine months of 2004 and $69 million in the first nine months of 2003. Earnings for the first nine months of 2004 included a $10 million pretax gain recognized in the first quarter from the sale of certain investment consulting activities of the Hawthorn unit. Earnings from PNC Advisors totaled $24 million for the third quarter of 2004 and $25 million for the third quarter of 2003. The decrease in earnings compared with the third quarter of 2003 was primarily due to lower client trading revenues partially offset by lower related expenses.

BlackRock

BlackRock reported earnings of $93 million for the first nine months of 2004 compared with $114 million for the first nine months of 2003. BlackRock reported a net loss of $10 million for the third quarter of 2004 compared with earnings of $40 million for the third quarter of 2003. Results for both the third quarter and first nine months of 2004 reflected the $57 million after-tax impact of the LTIP charge recorded in the third quarter. Apart from the impact of the LTIP charge, results for both 2004 periods reflected higher revenue resulting from a growing base of assets under management. In addition, nine-month 2004 results included a $9 million net income benefit recognized during the first quarter of 2004 associated with the resolution of an audit performed by New York State on state income tax returns filed from 1998 through 2001. BlackRock’s assets under management totaled $323 billion at September 30, 2004, an increase of 10% compared with the level at September 30, 2003. The increase was attributable to net new subscriptions and market appreciation.

PNC owns approximately 71% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 29% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Statement of Income. BlackRock financial information included in the Financial Review section of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $3.3 billion at September 30, 2004.

PFPC

PFPC earned $50 million for the first nine months of 2004 and $46 million for the first nine months of 2003. Earnings from PFPC totaled $17 million for both the third quarter of 2004 and the third quarter of 2003. The higher year-to-date earnings were primarily attributable to the divestiture of the retirement services business and the acquisition of ADVISORport, Inc., both executed in 2003, as well as the benefit derived from comparatively favorable market conditions. Improved results for 2004 also reflected new and expanded business, expense savings initiatives and debt management. PFPC’s accounting/administration net fund assets increased 7% and custody fund assets increased 9% as of September 30, 2004 compared with the balances at September 30, 2003. The increases were driven by improved equity market conditions, net new business and asset inflows from existing clients.

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

See Balance Sheet Highlights in the Executive Summary section of this Financial Review and the Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included in Part I, Item 1 of this Report for additional information.

Taxable-equivalent net interest income was $1.480 billion for the first nine months of 2004 compared with $1.518 billion for the first nine months of 2003. Taxable-equivalent net interest income totaled $498 million for the third quarter of 2004 compared with $489 million for the third quarter of 2003. Our Consolidated Financial Highlights section included in this Financial Review provides a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

The net interest margin for the first nine months of 2004 was 3.22%, a decrease of 48 basis points compared with the first nine months of 2003. The net interest margin for the third quarter of 2004 was 3.19% compared with 3.44% for the third quarter of 2003. The following factors contributed to the decline in net interest margin for both the nine-month and third quarter comparisons:

•	The low interest rate environment that persisted through 2004 resulted in the average yield on loans declining by 63 basis points for the first nine months of 2004 compared with the first nine months of 2003. However, the average rate paid on deposits declined by only 21 basis points over this period. The decline in loan yields was attributable to the level of interest rates, competitive pricing pressure on commercial loans, more aggressive pricing on home equity loans and the sale of the vehicle leasing portfolio.

•	For the third quarter of 2004, the average yield on loans declined 36 basis points while the average rate on deposits increased two basis points compared with the year ago quarter.

•	To the extent that securities were sold, prepaid or matured and were replaced, the average yield on our securities portfolio declined. This decline totaled 56 basis points for the first nine months of 2004 compared with the first nine months of 2003.

•	For the third quarter of 2004, the average yield on securities declined four basis points compared with the year ago quarter.

•	See Note 5 Capital Securities of Subsidiary Trusts in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Report and Note 20 Capital Securities of Subsidiary Trusts in Part II, Item 8 of our 2003 Form 10-K regarding the impact of Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FIN 46 on the accounting for these instruments and the related impact on interest expense during 2003 and 2004. Consolidated net interest margin was negatively impacted by 13 basis points in both the first nine months and third quarter of 2004, three basis points for the first nine months of 2003 and 10 basis points for the third quarter of 2003 resulting from the accounting for these instruments.

•	The impact of the consolidation of variable interest entities (“VIEs”) due to the adoption of FIN 46 effective July 1, 2003 increased taxable-equivalent net interest income slightly in the third quarter and first nine months of 2004 compared with the respective 2003 periods. However, the impact of the consolidation of the VIEs reduced the net interest margin by eight basis points in the third quarter of 2004 compared with 15 basis points for the third quarter of 2003. For the first nine months of 2004, the consolidation of the VIEs reduced the net interest margin by 11 basis points, compared with eight basis points for the first nine months of 2003.

The impact of the United National acquisition on 2004 taxable-equivalent net interest income and net interest margin mitigated the factors described above. United National added approximately $93 million of net interest income and five basis points to the net interest margin during the first nine months of 2004 and approximately $30 million of net interest income and five basis points to the net interest margin in the third quarter of 2004 compared with the year-earlier periods.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $33 million for the first nine months of 2004, a decline of $110 million compared with the first nine months of 2003. The provision for credit losses decreased $37 million, to $13 million, for the third quarter of 2004 compared with the third quarter of 2003. The significant decline in the provision for credit losses in both 2004 periods primarily reflected an overall improvement in the credit quality of the loan portfolio in 2004 compared with the prior year periods. The improved credit quality reflected both a decline in nonperforming loans and a reduction in problems related to performing credits. The favorable impact of these factors on the provision was partially offset by the impact of overall loan growth in 2004.

See Allowance for Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income increased $263 million, to $2.659 billion, for the first nine months of 2004 compared with $2.396 billion for the first nine months of 2003. Noninterest income totaled

$838 million for the third quarter of 2004 compared with $825 million for the third quarter of 2003.

Higher noninterest income for both 2004 periods reflected the following:

•	Equity management gains compared with equity management losses in the year-earlier periods,

•	Increases in asset management, fund servicing fees, service charges on deposits, brokerage and consumer services revenue, and

•	The impact of the United National acquisition, which contributed approximately $16 million to noninterest income in the first nine months of 2004, including approximately $3 million in the third quarter.

Pretax gains amounting to $57 million arising from three transactions in the first half of 2004 as further described below also contributed to the increase in noninterest income for the first nine months of 2004.

Lower gains from asset sales and lower net securities gains in 2004 partially offset these increases for both the third quarter and nine-month comparisons to 2003.

Additional Analysis

Combined asset management and fund servicing fees totaled $1.348 billion for the first nine months of 2004, up $147 million compared with $1.201 billion for the first nine months of 2003. Combined asset management and fund servicing fees amounted to $442 million for the third quarter of 2004, an increase of $38 million over the prior year third quarter. These increases reflected growth in assets managed and serviced, partially due to improved equity market conditions that began in 2003 and continued into 2004. Assets under management at September 30, 2004 totaled $362 billion, up $26 billion compared with the level at September 30, 2003 primarily due to growth in assets managed by BlackRock. PFPC provided fund accounting/administration services for $667 billion of net fund investment assets and provided custody services for $418 billion of fund investment assets at September 30, 2004, compared with $622 billion and $384 billion, respectively, at September 30, 2003. Net new business, comparatively improved equity market conditions and asset inflows from existing clients all contributed to the increases in the PFPC statistics.

Service charges on deposits grew $10 million, to $187 million, for the first nine months of 2004 compared with the prior year period. For the third quarter of 2004, service charges on deposits totaled $65 million compared with $60 million in the third quarter of 2003. Additional checking relationships, which increased 8% as of September 30, 2004 compared with September 30, 2003, drove the improvement in this category.

Brokerage fees totaled $166 million for the first nine months of 2004, up $33 million compared with the first nine months of 2003. Third quarter 2004 brokerage fees amounted to $52 million, an increase of $6 million compared with the prior year quarter. The impact of overall higher trading volumes resulting from comparatively improved market conditions contributed to the increases in both comparisons.

Consumer services fees were $196 million for the first nine months of 2004 compared with $188 million for the prior year-to-date period. For the third quarter of 2004, consumer services fees totaled $66 million, up slightly compared with the third quarter of 2003. Higher fees for 2004 were partially due to additional fees from debit card transactions that reflected higher volumes, including the impact of United National customers, partially offset by the impact of the sale of certain out-of-footprint ATMs.

As previously reported, Visa settled litigation in 2003 with major retailers regarding pricing and usage of customer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks beginning August 1, 2003. Although PNC was not a defendant in the litigation, the settlement lowered future revenue from certain debit card transactions. The lost revenue impact to PNC for the first nine months of 2004 was approximately $7 million. For the third quarter of 2004, the lost revenue impact was approximately $2 million. As a result of subsequent changes in the pricing structure with Visa during 2004, the lost revenue impact of the settlement for full year 2004 is estimated to be $10 million.

Corporate services revenue totaled $353 million for the first nine months of 2004, a decline of $9 million compared with the first nine months of 2003. For the third quarter of 2004, corporate services revenue totaled $100 million compared with $132 million for the third quarter of 2003. Net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale totaled $50 million in the first nine months of 2004 compared with $53 million for the first nine months of 2003. For the third quarter of 2004, these gains amounted to $5 million compared with $23 million for the prior year third quarter. We expect these gains to continue to decline as the liquidation of institutional loans held for sale nears completion. In addition to these declines, corporate services revenue decreased in both 2004 comparisons primarily due to lower gains on sales of commercial mortgages partially offset by higher servicing fees related to an increase in the commercial mortgage servicing portfolio and higher letters of credit fees.

Equity management (private equity) net gains on portfolio investments totaled $58 million for the first nine months of 2004 compared with net losses of $25 million for the first nine months of 2003. For the third quarter of 2004, net gains on portfolio investments totaled $16 million compared with net losses of $4 million in the third quarter of 2003.

Net securities gains totaled $45 million for the first nine months of 2004 compared with $101 million for the first nine months of 2003. Net securities gains for the first nine months of 2003 included $25 million related to the liquidation of the three entities formed in 2001 in the PAGIC transactions. Net securities gains were $16 million for the third quarter of 2004, down from $19 million in the prior year quarter.

Other noninterest income totaled $306 million for the first nine months of 2004 compared with $259 million for the first nine months of 2003. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Other noninterest income for the first nine months of 2004 included the following items:

•	A $34 million pretax gain related to the sale of our modified coinsurance contracts, as further described under Noninterest Income in the Consolidated Income Statement Review included in the Financial

Review section of Part I, Item 2 of our first quarter 2004 Quarterly Report on Form 10-Q,

•	$21 million of private equity dividends,

•	A $13 million pretax gain recognized during the second quarter of 2004 in connection with BlackRock’s sale of its interest in Trepp LLC, and

•	A $10 million pretax gain related to the first quarter 2004 sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors.

Partially offsetting the impact of these items was a $30 million decline in the component of trading revenue included in other noninterest income for the first nine months of 2004. See Trading Risk within the Risk Management section of this Financial Review and Note 7 Trading Activities in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Report for additional information.

Other noninterest income was $81 million for the third quarter of 2004, a decline of $22 million compared with the third quarter of 2003. The impact of an $11 million increase in gains on sales of education loans was more than offset by lower trading revenue in the third quarter of 2004 compared with the prior year quarter.

PRODUCT REVENUE

Wholesale Banking offers treasury management, capital markets, commercial loan servicing and equipment leasing products that are marketed by several businesses across our Corporation.

Treasury management revenue, which includes fees as well as revenue from customer deposit balances, totaled $274 million for the first nine months of 2004 compared with $270 million for the first nine months of 2003. Treasury management revenue for the third quarter of 2004 totaled $95 million compared with $90 million for the third quarter of 2003. In September 2004, we changed our deposit earnings methodology to reflect the longer term nature of treasury management deposits. The impact in the third quarter of 2004 was an increase in revenue of approximately $3 million. Excluding this methodology change, treasury management revenue has increased slightly despite a declining value of deposits and the industry shift to a more electronic-based platform, which has lower revenue per item than a paper-based platform. We have been able to offset these revenue declines by increasing other treasury management product sales.

Consolidated revenue from capital markets totaled $96 million for the first nine months of 2004 and $87 million for the first nine months of 2003. The revenue growth was driven primarily by increased derivative and syndication activity and increased trading revenue. For the third quarter of 2004, consolidated revenue from capital markets decreased $5 million, to $27 million, compared with the prior year third quarter. The decrease in revenue was driven primarily by lower results in trading and decreased customer volumes.

Midland Loan Services offers servicing and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees as well as revenue from servicing deposit balances, totaled $81 million for the first nine months of 2004 compared with $73 million for the first nine months of 2003. Midland’s revenue for the third quarter of 2004 totaled $29 million compared with $26 million for the third quarter of 2003. The revenue growth was driven primarily by growth in the servicing portfolio and related services.

Consolidated revenue from equipment leasing products totaled $63 million for the first nine months of 2004 and $62 million for the first nine months of 2003. Consolidated revenue from equipment leasing products totaled $21 million for the third quarter of 2004 compared with $23 million for the third quarter of 2003. The decline in third quarter 2004 equipment leasing revenue reflected a change in product mix as we no longer engage in higher spread, cross-border leases but have shifted to more traditional lower-spread leasing products.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	annuities,

•	life,

•	health,

•	disability, and

•	commercial lines coverage.

Client segments served by these insurance products include those in PNC Advisors, Regional Community Banking and Wholesale Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue from our insurance sales activities of $50 million in the first nine months of 2004 and $41 million in the first nine months of 2003. Revenue from our insurance sales activities totaled $17 million for the third quarter of 2004 and $10 million for the third quarter of 2003. We expect revenue from these activities to level off in 2005 compared with 2004.

NONINTEREST EXPENSE

Year-to-date September 30, 2004 and 2003

Total noninterest expense was $2.786 billion for the first nine months of 2004, an increase of $168 million compared with $2.618 billion for the first nine months of 2003. The efficiency ratio was 68% for the first nine months of 2004 compared with 67% for the first nine months of 2003.

Noninterest expense for the first nine months of 2004 included the following:

•	A $96 million pretax charge associated with the BlackRock LTIP, including a $91 million impact on the “Staff” and a $5 million impact on the “Other” noninterest expense line items on the Consolidated Statement of Income;

•	Costs totaling approximately $63 million resulting from our first quarter 2004 acquisition of United National, including approximately $11 million of costs considered one-time in nature. The impact of these costs was reflected in several noninterest expense line items in our Consolidated Statement of Income and was included almost entirely in the Regional Community Banking business segment;

•	FIN 46-related expenses amounting to $50 million related primarily to low income housing tax credit investments;

•	Expenses totaling $8 million in connection with the sale of our vehicle leasing business during the second quarter of 2004; and

•	A $6 million impairment charge on an intangible asset related to the orderly liquidation of a particular fund managed by BlackRock. We recognized this charge during the first quarter of 2004.

Noninterest expense for the first nine months of 2003 included the following:

•	Expenses totaling $120 million recognized in connection with a subsidiary’s second quarter 2003 agreement with the DOJ, including $5 million of related legal and consulting costs;

•	Costs totaling $29 million paid in connection with our first quarter 2003 liquidation of the three entities formed in 2001 in the PAGIC transactions. The impact of these costs was mostly offset by related net securities gains included in noninterest income;

•	We adopted FIN 46 effective July 1, 2003. FIN 46-related expenses for the third quarter of 2003 totaled $19 million;

•	Distributions on capital securities totaling $28 million; and

•	A first quarter 2003 facilities charge of $23 million related to leased space.

Apart from the impact of the items described above, noninterest expense increased $164 million during the first nine months of 2004 compared with the same period in 2003. The higher expenses were primarily attributable to higher sales-based compensation, stock-based incentive compensation and marketing costs in 2004. These charges more than offset the benefit of lower pension expense in the comparison and a $74 million incremental benefit in the first nine months of 2004 from efficiency initiatives.

Third quarter 2004 and 2003

Total noninterest expense was $981 million for the third quarter of 2004, up $154 million compared with the third quarter of 2003. The efficiency ratio was 74% for the third quarter of 2004 compared with 63% for the third quarter of 2003.

Noninterest expense for the third quarter of 2004 reflected the BlackRock LTIP charge described above and included $14 million of ongoing costs related to United National. Apart from the impact of these items, noninterest expense increased $44 million in the third quarter of 2004 compared with the third quarter of 2003 primarily due to higher incentive compensation. These charges more than offset the benefit of a $21 million incremental benefit in the third quarter of 2004 from efficiency initiatives.

Average full-time equivalent employees totaled approximately 23,700 in the first nine months of 2004 and 23,400 for the first nine months of 2003. The increase was primarily in Regional Community Banking, reflecting the United National acquisition, partially offset by decreases at PNC Advisors and PFPC.

EFFECTIVE TAX RATE

Our effective tax rate for the first nine months of 2004 was 31.5% compared with 34.3% for the first nine months of 2003. For the third quarter of 2004, the effective tax rate was 26.9% compared with 34.9% for the third quarter of 2003. The decrease in the effective rate for the first nine months of 2004 was primarily attributable to the impact of the $8 million tax effect of the non-deductible component of the second quarter 2003 DOJ agreement, the $9 million first quarter 2004 tax benefit recorded as a result of resolving a BlackRock New York State audit and a $14 million third quarter 2004 reduction in income tax expense following our determination that we no longer required an income tax reserve related to bank-owned life insurance. This determination was also the principal reason for the reduction in the effective tax rate from the third quarter of 2003 to the third quarter of 2004. We made this determination based on:

•	The completion of a national Internal Revenue Service (“IRS”) initiative to evaluate bank-owned life insurance that we believe concluded that the type of bank-owned life insurance we hold fully complies with existing tax law, and

•	The status of our current IRS examination.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA

In millions	September 30 2004	December 31 2003
Assets
Loans, net of unearned income	$42,480	$36,303
Securities	16,824	15,690
Loans held for sale	1,582	1,400
Other	16,411	14,775

Total assets	$77,297	$68,168
Liabilities
Funding sources	$64,081	$56,694
Other	5,405	4,367

Total liabilities	69,486	61,061
Minority and noncontrolling interests in consolidated entities	499	462
Total shareholders’ equity	7,312	6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$77,297	$68,168

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 43 of this Report.

Total assets were $77.3 billion at September 30, 2004 compared with $68.2 billion at December 31, 2003. Our acquisition of United National that was effective January 1, 2004, organic growth in loan demand and the first quarter 2004 purchase of approximately $660 million of home equity loans drove the increase in total assets. Total funding sources at September 30, 2004 increased $7.4 billion from the balance at December 31, 2003 primarily due to higher deposits resulting from the United National acquisition, increased checking relationships and an increase in short-term borrowings.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $6.2 billion, to $42.5 billion at September 30, 2004, compared with the balance at December 31, 2003. The increase in total loans was driven by the addition of $1.9 billion of loans related to our United National acquisition, growth in demand for commercial loans and the purchase of approximately $660 million of home equity loans in the first quarter of 2004. These were partially offset by the impact of the sale of the vehicle leasing portfolio and the comparative impact of the Market Street reclassification described under Balance Sheet Highlights in the Executive Summary section of this Financial Review.

Details Of Loans

In millions	September 30 2004	December 31 2003
Commercial
Retail/wholesale	$4,855	$4,327
Manufacturing	4,033	3,786
Service providers	2,047	1,867
Real estate related	1,706	1,303
Financial services	1,214	1,169
Health care	473	403
Communications	98	93
Other	2,689	2,134

Total commercial	17,115	15,082

Commercial real estate
Real estate projects	1,513	1,392
Mortgage	527	432

Total commercial real estate	2,040	1,824

Consumer
Home equity	12,377	9,790
Automobile	842	585
Other	1,684	1,480

Total consumer	14,903	11,855

Residential mortgage	4,672	2,886
Lease financing
Equipment	3,949	3,935
Vehicle	228	1,212

Total lease financing	4,177	5,147

Other	504	518
Unearned income	(931)	(1,009)

Total, net of unearned income	$42,480	$36,303

As the table above indicates, the loans that we hold continued to be diversified among numerous industries and types of businesses. The loans that we hold are also diversified across the geographic areas where we do business.

As shown in the table below, the types of Wholesale Banking commercial loans and unfunded commitments that we have remained concentrated in investment grade equivalent exposure and secured lending.

Wholesale Lending Statistics (a)

Dollars in millions	September 30 2004	December 31 2003
Portfolio composition-total exposure
Investment grade equivalent or better	53%	52%
Non-investment grade (secured lending)	24	25
Non-investment grade (other)	23	23

Total	100%	100%

Client relationships >$50 million-total exposure	$12,986	$12,396
Client relationships >$50 million-customers	148	138

(a)	Includes amounts for customers of Market Street Funding Corporation.

Leasing Activities

The equipment lease portfolio totaled $3.9 billion at September 30, 2004 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We no longer enter into new cross-border lease transactions.

Aggregate residual value at risk on the total commercial lease portfolio at September 30, 2004 was $1.2 billion. We have taken steps to mitigate $.7 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. Approximately $.5 billion of this risk was unmitigated at September 30, 2004.

As discussed in our prior filings, differing versions of legislation had been passed in the United States Senate and House of Representatives that affected cross-border lease transactions. The differing legislation was reconciled in the American Jobs Creation Act of 2004 (the “Act”) which was signed into law on October 22, 2004. The Act impacts only cross-border lease transactions entered into after March 12, 2004. All of our cross-border lease transactions were entered into prior to this date. While only transactions entered into after March 12, 2004 are specifically impacted, the Act is clear that no inference should be drawn as to the proper tax treatment of transactions entered into on or before this date. Thus, the tax treatment of existing transactions is still subject to challenge by the IRS.

As part of the audit of our 1998-2000 consolidated federal income tax returns, the IRS has proposed adjustments to the following cross-border lease transactions that we have previously entered into:

•	Two lease-in, lease-out transactions,

•	Seven qualified technological equipment leases, and

•	Three lease-to-service contract transactions.

The proposed adjustments would reverse the tax treatment of these transactions as we reported them on our filed tax returns. We believe the method used to report these transactions in our filed tax returns is supported by appropriate tax law and intend to pursue resolution of the matter through the appropriate IRS administrative appeal remedies. While we cannot predict with certainty the result of pursuing the administrative appeal remedies, any resolution would most likely involve a change in the timing of tax deductions which, in turn, depending on the exact resolution, could significantly impact the economics of these types of transactions.

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

On September 1, 2004, we acquired the business of the Aviation Finance Group, LLC (“AFG”), an Idaho-based company that specializes in loans to finance private aircraft. By combining the business of AFG with our existing business, we expect to increase our ability to offer a variety of loans and leasing products to corporate aircraft customers. See Note 3 Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report for additional information regarding our acquisition of the business of AFG.

Net Unfunded Credit Commitments

In millions	September 30 2004	December 31 2003
Commercial	$19,016	$18,065
Consumer	7,440	5,774
Commercial real estate	1,049	767
Lease financing	154	85
Education loans	278	252
Institutional lending repositioning	3	85
Other	32	155

Total	$27,972	$25,183

Commitments to extend credit represent arrangements that we have to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $5.4 billion at September 30, 2004 and $6.4 billion at December 31, 2003.

The increase in consumer net unfunded commitments at September 30, 2004 compared with the balance at December 31, 2003 was primarily due to net unfunded commitments related to our first quarter 2004 purchase of a portfolio of home equity loans and the acquisition of United National.

Unfunded credit commitments related to Market Street totaled $930 million at September 30, 2004 and $911 million at December 31, 2003 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See the Off-Balance Sheet Arrangements And Consolidated VIEs section of this Financial Review and Note 2 Variable Interest Entities in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding Market Street.

In addition to credit commitments, our net outstanding standby letters of credit totaled $3.5 billion at September 30, 2004 and $4.0 billion at December 31, 2003. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
September 30, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,789	$4,784
Mortgage-backed	7,226	7,163
Commercial mortgage-backed	2,275	2,281
Asset-backed	2,171	2,167
State and municipal	174	176
Other debt	33	33
Corporate stocks and other	217	219

Total securities available for sale	$16,885	$16,823

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$1	$1

Total securities held to maturity	$1	$1

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$3,416
Mortgage-backed	5,889	5,814
Commercial mortgage-backed	3,248	3,310
Asset-backed	2,698	2,692
State and municipal	133	135
Other debt	55	57
Corporate stocks and other	259	264

Total securities available for sale	$15,684	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2

Total securities held to maturity	$2	$2

Securities represented 22% of total assets at September 30, 2004 and 23% of total assets at December 31, 2003. The increase in total securities compared with December 31, 2003 was primarily due to increases in U.S. Treasury and government agencies and mortgage-backed securities, partially offset by declines in commercial mortgage-backed and asset-backed securities.

At September 30, 2004, the securities available for sale balance included a net unrealized loss of $62 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million. The impact of an increase in interest rates during the second and third quarters of 2004 was reflected in the net unrealized loss position at September 30, 2004.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after September 30, 2004, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at September 30, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 2 years and 9 months at September 30, 2004 and 2 years and 11 months at December 31, 2003.

We estimate the effective duration of securities available for sale is 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates.

Mortgage-backed securities comprise 43% of available for sale securities or $7.2 billion. These securities are predominantly collateralized mortgage obligations and securitized pools of hybrid adjustable rate mortgages. At September 30, 2004, we held approximately $716 million of 30- and 15- year fixed-rate pass-through securities.

We carry securities classified as held to maturity at amortized cost. Securities classified as held to maturity at September 30, 2004 and December 31, 2003 were related to Market Street and were consolidated due to our adoption of FIN 46 effective July 1, 2003. These securities represent a static pool of lottery payments purchased as a private placement. The expected weighted-average life of securities held to maturity was 10 months at September 30, 2004 and 2 years and 7 months at December 31, 2003.

LOANS HELD FOR SALE

Details Of Loans Held For Sale

In millions	September 30 2004	December 31 2003
Education loans	$1,170	$1,014
Institutional lending repositioning	14	70
Other	398	316

Total loans held for sale	$1,582	$1,400

We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans totaled $15 million for the third quarter of 2004 and $17 million for the first nine months of 2004. The corresponding amounts for 2003 totaled $4 million and $12 million. These gains are reflected in the results of the Regional Community Banking segment.

Our liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $5 million for the third quarter of 2004 and $50 million for the first nine months of 2004. The corresponding amounts for 2003 were $23 million and $53 million. These gains are reflected in the results of the Wholesale Banking business segment. We expect these gains to continue to decline as the liquidation of institutional loans held for sale nears completion.

OTHER ASSETS

The increase of $1.6 billion in “Assets-Other” in the preceding “Balance Sheet Data” table includes the impact of an increase in receivables related to trade-date accounting for securities sold but not settled as of September 30, 2004 and an increase in goodwill. Goodwill recorded in connection with the 2004 United National acquisition totaled $564 million and $35 million of goodwill recorded during the third quarter of 2004 related to the AFG acquisition.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

In millions	September 30 2004	December 31 2003
Deposits
Money market	$21,017	$19,398
Demand	15,319	14,861
Retail certificates of deposit	9,434	8,142
Savings	2,766	2,114
Other time	953	380
Time deposits in foreign offices	1,673	346

Total deposits	51,162	45,241

Borrowed funds
Federal funds purchased	2,008	169
Repurchase agreements	1,595	1,081
Bank notes and senior debt	2,997	2,823
Federal Home Loan Bank borrowings	96	1,115
Subordinated debt	3,569	3,729
Commercial paper (a)	1,805	2,226
Other borrowed funds	849	310

Total borrowed funds	12,919	11,453

Total	$64,081	$56,694

(a)	Attributable to Market Street.

Total deposits increased $5.9 billion from December 31, 2003. This increase was primarily attributable to our first quarter 2004 acquisition of United National. Total borrowed funds increased $1.5 billion from December 31, 2003 due to an increase in short-term borrowings.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

Total shareholders’ equity was $7.3 billion at September 30, 2004, an increase of $.7 billion from December 31, 2003. The increase in total shareholders’ equity at September 30, 2004 compared with December 31, 2003 was primarily attributable to higher retention of shareholders’ equity in anticipation of the pending acquisitions of Riggs and SSRM. Partially offsetting the increase in shareholders’ equity was a decline in the fair value of securities available for sale and cash flow hedge derivatives due to the impact of rising interest rates during the second and third quarters of 2004. These fair value changes are captured in the accumulated other comprehensive (loss) income component of shareholders’ equity. See Note 15 Shareholders’ Equity And Comprehensive Income in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

Common shares outstanding at September 30, 2004 were 282 million, an increase of 5 million over December 31, 2003, principally due to the issuance of common shares for the acquisition of United National in early 2004.

As previously reported, in February 2004 the PNC board of directors authorized the repurchase of up to 20 million shares of common stock. During the third quarter of 2004, we repurchased .3 million common shares under this program at a total cost of $12 million. During the first nine months of 2004, we purchased 3.5 million common shares at a total cost of $193 million under the 2004 repurchase program and under the prior program. The extent and timing of share repurchases during the remainder of the program will depend on a number of factors, including, among others, market and general economic conditions, regulatory and economic capital considerations, alternative uses of capital and the potential impact on PNC’s credit rating. The pending acquisition of Riggs and BlackRock’s pending acquisition of SSRM will cause us to constrain share repurchases over the next several quarters as we seek to maintain our capital position.

Risk-Based Capital

Dollars in millions	September 30 2004	December 31 2003
Capital components
Shareholders’ equity
Common	$7,304	$6,636
Preferred	8	9
Trust preferred capital securities (a)	1,194	1,148
Minority interest	217	246
Goodwill and other intangibles	(3,125)	(2,498)
Net unrealized securities (gains) losses	40	(3)
Net unrealized (gains) on cash flow hedge derivatives	(9)	(48)
Equity investments in nonfinancial companies	(31)	(34)
Other, net	(16)	(19)

Tier 1 risk-based capital	5,582	5,437
Subordinated debt	1,524	1,742
Eligible allowance for credit losses	678	716
Other, net		2

Total risk-based capital	$7,784	$7,897

Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$61,998	$57,271
Adjusted average total assets	72,261	66,591

Capital ratios
Tier 1 risk-based (b)	9.0%	9.5%
Total risk-based (b)	12.5	13.8
Leverage	7.7	8.2
Tangible common	5.6	6.3

(a)	See Note 5 Capital Securities Of Subsidiary Trusts in the Notes to Consolidated Financial Statements of Part I, Item 1 of this Report regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at September 30, 2004 and December 31, 2003 based upon guidance provided to bank holding companies from the Federal Reserve.

(b)	The federal banking agencies jointly issued a final rule amending their risk-based capital standards regarding the capital treatment for certain asset-backed commercial paper programs. This final rule ended the regulatory capital relief previously granted through July 1, 2004 with respect to the Market Street conduit. The impact on our risk-based capital ratios with respect to the Market Street conduit is minimal at September 30, 2004 but the ratios may decrease slightly after the transition period ends (9/30/05).

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The declines in the capital ratios at September 30, 2004 compared with the ratios at December 31, 2003 reflected the addition of goodwill associated with the United National acquisition. At September 30, 2004, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONSOLIDATED VIES

As is the case with most larger financial services companies, we conduct a portion of our business activities through limited purpose entities known as “special purpose entities.” Most of these activities involve financial products distributed to customers, trust and custody services, and processing and funds transfer services. The amounts involved in these activities can be quite large in relation to our assets, equity and earnings. While some of these special purpose entities are not included on our Consolidated Balance Sheet, under FIN 46 those special purpose entities defined as VIEs and for which we are considered the primary beneficiary must be consolidated by us for financial reporting purposes.

As discussed in our 2003 Form 10-K and our first quarter 2004 Form 10-Q, we consolidated certain VIEs effective in 2003 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2003 Form 10-K and first quarter 2004 Form 10-Q.

At September 30, 2004, and December 31, 2003, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs - PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
September 30, 2004
Market Street Funding Corporation	$1,730	$1,730
Partnership interests in
low income housing projects	517	517
Other	11	9

Total consolidated VIEs	$2,258	$2,256

December 31, 2003
Market Street Funding Corporation	$2,146	$2,146
Partnership interests in low income housing projects	436	436

Total consolidated VIEs	$2,582	$2,582

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Equity/Maximum Equity Exposure
September 30, 2004
Collateralized debt obligations (a)	$3,020	$2,627	$35
Private investment funds (a)	1,175	672	33
Partnership interests in low income housing projects	37	28	5

Total significant variable interests	$4,232	$3,327	$73

December 31, 2003
Collateralized debt obligations (a)	$2,740	$2,370	$38
Private investment funds (a)	375	227	5
Partnership interests in low income housing projects	41	41	5
Private investment funds (managed by Hawthorn unit) (b)	1,144	1,144	3

Total significant variable interests	$4,300	$3,782	$51

(a)	Held by BlackRock.

(b)	Management of the funds was transferred as part of the sale of certain investment consulting activities of PNC Advisors’ Hawthorn unit during first quarter 2004.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activity. As permitted by FIN 46, we have deferred applying the provisions of the interpretation for this entity pending further action by the Financial Accounting Standards Board. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Equity/Maximum Equity Exposure
September 30, 2004
Private Equity Fund	$61	$61	$15

December 31, 2003
Private Equity Fund	$53	$52	$13

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

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock and in the “Other” category in the table below. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), corporate overhead and intercompany eliminations. Business segment results, including inter-segment revenues, are included in Note 17 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

The “Other” loss for the first nine months of 2004 declined $87 million compared with the year-ago period loss as the impact of lower net securities gains in 2004 was more than offset by equity management gains in 2004 and the comparative effect of the $87 million of after-tax charges related to the DOJ agreement reflected in the 2003 amounts. The decline in “Other” revenue for the first nine months of 2004 compared with the prior year period was primarily due to a decline in net interest income from asset and liability management activities and the impact of the second quarter 2004 sale of our vehicle leasing business.

“Other Information” included in the tables that follow is presented as of period end, except for the following which represent amounts for the periods presented: net charge-offs and the related annualized net charge-off percentage; home equity portfolio credit statistics; gains on sales of education loans; average small business deposits; consolidated revenue from treasury management, capital markets and Midland Loan Services; and average full-time equivalent employees (FTEs). FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts generally are not restated for organizational changes.

RESULTS OF BUSINESSES

	Earnings		Revenue		Return on Capital (b)		Average Assets (c)
Nine months ended September 30 - dollars in millions	2004	2003	2004	2003	2004	2003	2004	2003
Banking businesses
Regional Community Banking	$361	$350	$1,537	$1,403	20%	21%	$21,461	$16,570
Wholesale Banking	335	274	938	952	26	18	21,844	20,689
PNC Advisors	82	69	475	456	35	29	2,727	2,732

Total banking businesses	778	693	2,950	2,811	24	20	46,032	39,991

Asset management and fund processing businesses
BlackRock	93	114	537	437	17	22	1,077	920
PFPC	50	46	605	568	25	20	2,043	1,884

Total asset management and fund processing businesses	143	160	1,142	1,005	19	21	3,120	2,804

Total business segment results	921	853	4,092	3,816	23	20	49,152	42,795
Minority interest in income of BlackRock	(27)	(35)
Other	(4)	(91)	47	98			24,936	23,872

Total consolidated (a)	$890	$727	$4,139	$3,914	17	14	$74,088	$66,667

(a)	Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC. BlackRock in 2003 and PFPC for both years are presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis follows:

Nine months ended September 30 – in millions	2004	2003
Total consolidated revenue, book (GAAP) basis	$4,125	$3,907
Taxable-equivalent adjustment	14	7

Total consolidated revenue, taxable-equivalent basis	$4,139	$3,914

(b)	Percentages for BlackRock reflect return on equity.

(c)	Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Nine months ended September 30 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$1,015	$909
Noninterest income
Service charges on deposits	180	169
Investment products	85	89
Other	257	236

Total noninterest income	522	494

Total revenue	1,537	1,403
Provision for credit losses	48	26
Noninterest expense
Staff expense	398	362
Net occupancy and equipment	200	185
Other	321	279

Total noninterest expense	919	826

Pretax earnings	570	551
Income taxes	209	201

Earnings	$361	$350

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$10,501	$8,069
Indirect	830	466
Other consumer	576	522

Total consumer	11,907	9,057
Commercial	3,971	3,222
Floor plan	974	844
Residential mortgage	776	492
Other	25	24

Total loans	17,653	13,639
Goodwill	1,001	426
Loans held for sale	1,170	1,166
Other assets	1,637	1,339

Total assets	$21,461	$16,570

Deposits
Noninterest-bearing demand	$6,483	$5,498
Interest-bearing demand	6,923	6,211
Money market	12,311	12,358

Total transaction deposits	25,717	24,067
Savings	2,572	2,025
Certificates of deposit	8,587	8,749

Total deposits	36,876	34,841
Other liabilities	270	175
Capital	2,367	2,235

Total funds	$39,513	$37,251

PERFORMANCE RATIOS
Return on capital	20%	21%
Noninterest income to total revenue	34	35
Efficiency	60	59

Nine months ended September 30 Dollars in millions	2004	2003
OTHER INFORMATION
Total nonperforming assets (a)	$85	$72
Net charge-offs (b)	$52	$32
Annualized net charge-off %	.39%	.31%
Home equity portfolio credit statistics:
% of first lien positions	51%	50%
Weighted average loan-to-value ratios	71%	70%
Weighted average FICO scores	717	712
Loans 90 days past due	.22%	.23%
Gains on sales of education loans (c)	$17	$12
Average FTEs	10,300	9,555
ATMs	3,555	3,664
Branches	774	715
Checking relationships	1,732,000	1,606,000
Consumer DDA households using online banking	690,000	570,000
% of consumer DDA households using online banking	44%	39%
Consumer DDA households using online bill pay	108,000	58,000
% of consumer DDA households using online bill payment	7%	4%
Small business deposits:
Demand deposits	$5,491	$4,857
Money market	$2,669	$2,076
Certificates of deposit	$309	$346

(a)	Includes nonperforming loans of $74 million at September 30, 2004 and $62 million at September 30, 2003.

(b)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004. The impact of this change in future periods is not expected to be significant.

(c)	Included in other noninterest income.

Regional Community Banking earnings were $361 million for the first nine months of 2004 compared with $350 million for the same period in 2003. Performance highlights for Regional Community Banking for the first nine months of 2004 include:

•	A 14% increase in average demand deposits over 2003, which was driven by an 8% increase in checking account relationships. Approximately 60% of this net growth in account relationships was from new customers with the remainder attributable to the acquisition of United National.

•	Average loans for the first nine months of 2004 increased $4 billion or 29% over 2003 levels driven by the United National acquisition; consumer, small business and dealer loan demand; and the purchase of approximately $660 million of home equity loans in the first quarter of 2004.

•	A continuation of investments in the expansion and upgrade of the branch network. During the third quarter of 2004, six new branches were opened to access new trade areas or relocate to better sites within existing markets. Most of this activity has been concentrated in New Jersey to complement the acquisition of the United National franchise. Also, in an effort to manage the efficiency of the branch network, we continually look for branch consolidation, relocation or divestiture opportunities. During the third quarter of 2004, seven branches were removed from the network related to consolidation and relocation opportunities.

The percentage of our customers banking with us online continued to increase. As of September 2004, 44% of our consumer checking relationships were utilizing web-based banking options compared with 39% a year earlier.

Taxable-equivalent net interest income increased $106 million primarily due to the 29% increase in loan balances. The benefits of the loan growth were partially offset by lower value of deposits and additional carrying costs related to goodwill associated with United National. All of the goodwill associated with the United National acquisition is reflected in the Regional Community Banking segment.

Noninterest income increased $28 million for the first nine months of 2004 compared with the same period last year. The growth was driven by the increase in checking relationships, higher usage of related payment products such as debit card and merchant services and higher gains on sales of education loans. These increases were partially offset by a decline in ATM surcharge revenue related to our strategic downsizing of out-of-footprint ATMs. Investment revenues decreased $4 million due to lower client trading volume and a reduced customer demand for fixed annuity products. Additionally, debit card revenue growth was hindered by last year’s Visa/retailer settlement.

The provision for credit losses increased $22 million for the first nine months of 2004 compared with the first nine months of 2003 primarily due to management’s decision earlier in 2004 to change the charge-off policy related to smaller nonperforming commercial loans and, to a lesser extent, provision associated with the growing commercial loan portfolio. Overall credit quality indicators showed continued improvement. Home equity FICO scores and the percentage of first lien positions improved. We update FICO scores for each account on a quarterly basis.

Noninterest expenses in 2004 included $62 million of costs related to the acquisition of United National, including $11 million of costs considered “one-time” in nature. Approximately $15 million in expense growth can be attributed to the build-out of our branch network (in-store branches associated with the Stop & Shop initiative and standalone branch sites), expansion of the small business sales force, increased marketing and sales activities, as well as higher technology expenditures related to investments in teller and back-office operations to increase productivity, improve service and strengthen risk management processes.

We have adopted a relationship-based lending strategy to target homeowners, small businesses and auto dealerships while seeking to maintain a moderate risk profile in the loan portfolio.

•	Home equity loans grew by $2.4 billion or 30% on average for the first nine months of 2004 compared to the prior year. The increase is primarily attributable to continued strength in loan demand, the United National acquisition and the purchase of a $660 million portfolio in the first quarter of 2004.

•	Average commercial loans have grown 23% on the strength of increased loan demand from existing customers, the United National acquisition and an increase in the rate of small business customer acquisition.

•	Floor plan and indirect loan portfolios grew 15% and 78% respectively over 2003 levels due to managed increases in our dealer portfolio through new relationships, the United National acquisition and a renewed emphasis on indirect lending.

•	Residential mortgage loans increased $284 million due to the addition of a $530 million portfolio associated with the United National acquisition. The overall portfolio is decreasing as payoffs occur.

Growth in core deposits as a low cost source of funding is one of the primary objectives of our checking relationship growth strategy. Average total deposits increased $2 billion or 6% in the first nine months of 2004 compared with the prior year. The deposit growth was driven by increases in the number of checking and savings relationships and the United National acquisition.

•	Average demand deposits grew 14% over last year driven by the growth in our customer base and the acquisition of United National. The growth rate in balances exceeded the growth rate in relationships as customers were hesitant to move funds into perceived higher risk alternatives such as equities, bonds or long-term CDs during a period of low interest rates and economic uncertainty. Given the expected increase in interest rates, we expect that average demand deposit balances will decrease as customers use excess liquidity for investment.

•	Customer integration and retention efforts for United National have been successful as evidenced by a stable customer base and deposit portfolio during the nine months since the transaction was completed.

•	Checking relationship retention has improved and benefited from the increased penetration rates of debit card, online banking and online bill payment products and services.

•	Customer balances in other deposit products including savings, money market and certificates of deposit increased $339 million primarily due to the United National acquisition. These portfolios grew during the third quarter of 2004 as the rise in interest rates began to attract funds back into certificates of deposits after an extended period of portfolio declines in a low interest rate environment.

Regional Community Banking provides deposit, lending, cash management and investment services to 2.2 million consumer and small business customers within our primary geographic area. Products and services offered to our customers include:

•	Checking accounts,

•	Savings, money market and certificates of deposit,

•	Personal and business loans,

•	Cash management, collection and payment services, and

•	Investment and insurance services.

WHOLESALE BANKING

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Net interest income	$512	$508
Net interest income – FIN 46	3	2

Total net interest income	515	510
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	30	38
Servicing and other fees, net of amortization	35	30
Net gains on institutional loans held for sale	50	53
Other – FIN 46	12	6
Other	296	315

Noninterest income	423	442

Total revenue	938	952
Provision for credit losses	(4)	112
Noninterest expense	445	448
Noninterest expense – FIN 46	45	19

Pretax earnings	452	373
Noncontrolling interests in income of consolidated entities	(32)	(13)
Income taxes	149	112

Earnings	$335	$274

AVERAGE BALANCE SHEET
Loans
Corporate banking (a)	$9,773	$9,133
Commercial real estate	1,838	1,948
Commercial – real estate related	1,594	1,422
PNC Business Credit	3,745	3,515

Total loans (a)	16,950	16,018
Loans held for sale	442	580
Other assets	4,452	4,091

Total assets	$21,844	$20,689

Deposits	$7,188	$6,258
Commercial paper	1,868	843
Other liabilities	3,444	3,095
Capital	1,700	2,011

Total funds	$14,200	$12,207

PERFORMANCE RATIOS
Return on capital	26%	18%
Noninterest income to total revenue	45	46
Efficiency	52	49

COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$83	$74
Acquisitions/additions	29	17
Repayments/transfers	(19)	(11)

End of period	$93	$80

OTHER INFORMATION
Consolidated revenue from treasury management	$274	$270
Consolidated revenue from capital markets	$96	$87
Consolidated revenue from Midland Loan Services	81	73
Total loans (a)(b)	$17,650	$17,478
Total nonperforming assets (b) (c)	$82	$311
Net charge-offs	$46	$124
Average FTEs	3,070	2,995
Net carrying amount of commercial mortgage servicing rights (b)	$229	$200

(a)	Reflects reclassification to loans related to Market Street conduit. See Balance Sheet Highlights in this Report.

(b)	Presented as of period end.

(c)	Includes nonperforming loans of $60 million at September 30, 2004 and $251 million at September 30, 2003.

Wholesale Banking earnings were $335 million for the first nine months of 2004 compared with $274 million for the first nine months of 2003. The 22% increase was primarily due to the improved overall credit quality of our loan portfolio, which is reflected through lower provision for credit losses.

Highlights of the first nine months of 2004 for Wholesale Banking include:

•	Loans at September 30, 2004 increased by over $1.2 billion since December 31, 2003 due to new customers, an increase in credit utilization, the acquisition of United National and an overall increase in loan demand.

•	Client acquisition and retention results exceeded our expectations.

•	Credit quality continued to strengthen.

Taxable-equivalent net interest income for the first nine months of 2004 increased slightly compared with the prior year period, primarily due to loan growth throughout the year. Apart from the comparative impact of the Market Street conduit reclassification described under the Balance Sheet Highlights, loans increased approximately $1.6 billion since December 31, 2003.

As economic expansion continues, we expect our customers to require additional lending facilities and to increase utilization of existing facilities. Although competition for high-quality customers has increased, we believe we can compete effectively through competitive pricing and the strength of our product offerings, such as treasury management and capital markets. We are winning new clients both within our primary geographic footprint and across the nation and this expansion is being accomplished within our risk/return parameters. Our national secured lending businesses, business credit and real estate finance, have benefited from improving economic conditions and improved sale efforts, resulting in significant loan growth.

The provision for credit losses was a negative $4 million for the first nine months of 2004 primarily due to improved overall credit quality, demonstrated by a $78 million or 63% reduction in net charge-offs and a $229 million or 74% reduction in nonperforming assets compared with the first nine months of 2003.

Noninterest income for the first nine months of 2003 included securities gains of $23 million related to the liquidation of two entities formed in 2001 in connection with the PAGIC transactions. Apart from the impact of this item, noninterest income increased $4 million in 2004 as a reduction in net gains on loan sales and net gains on institutional loans held for sale was more than offset by an increase in commercial loan servicing fees and the recognition of nine months of income related to the 2003 adoption of FIN 46 compared with three months of such income in 2003.

Noninterest expense for the first nine months of 2003 included a $22 million impact related to the liquidation of two of the entities formed in 2001 in the PAGIC transactions and three months of noninterest expense related to the adoption of FIN 46 while noninterest expense for 2004 included nine months of expense related to the adoption of FIN 46. Apart from these items, noninterest expense increased $19 million in the first nine months of 2004 as a result of our ongoing effort to add revenue-producing employees in anticipation of future growth.

We consolidated several entities in 2003 under FIN 46, which, while increasing certain balance sheet and income statement line items, had no impact on earnings. See Note 2 Variable Interest Entities in Part II, Item 8 of our 2003 Form 10-K for further information regarding the entities consolidated as of December 31, 2003 and related line items impacted.

Average deposits in the first nine months of 2004 increased 15% over the same period of 2003. This increase was primarily due to:

•	Successful sales of treasury management products,

•	Our customer base experiencing increased liquidity,

•	Increased commercial mortgage servicing portfolio, which grew 16% compared with the first nine months of 2003, and

•	Large loan payoffs, as Midland Loan Services received cash for loan payoffs which can be sporadic and in most cases were deposited at PNC Bank, N.A. until remitted to securitization trustees or third party investors.

See the additional product revenue discussion regarding treasury management, capital markets, Midland Loan Services and equipment leasing on page 9.

Nonperforming assets at September 30, 2004 declined $229 million or 74% since September 30, 2003 due to overall improvements in credit quality, continued liquidation of the institutional loans held for sale portfolio and the resolution of the two largest nonperforming assets in PNC Business Credit. With the increase in the loan portfolio, we do not expect this decline in nonperforming assets to continue.

Through Wholesale Banking we provide lending, treasury management, capital markets-related products and services, and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Wholesale Banking provides products and services generally within PNC’s primary geographic markets and provides certain products and services nationally.

Lending products include:

•	Secured and unsecured loans

•	Letters of credit

•	Equipment leases

Treasury management services include:

•	Cash and investment management

•	Receivables management

•	Disbursement services

•	Funds transfer services

•	Information reporting

•	Global trade services

Capital markets products include:

•	Foreign exchange

•	Derivatives

•	Loan syndications

•	Securities underwriting and distribution

PNC ADVISORS

Nine months ended September 30 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$83	$80
Noninterest income
Investment management and trust	237	232
Brokerage	83	72
Other	72	72

Total noninterest income	392	376

Total revenue	475	456
Provision for credit losses		2
Noninterest expense	346	346

Pretax earnings	129	108
Income taxes	47	39

Earnings	$82	$69

AVERAGE BALANCE SHEET
Loans
Consumer	$1,477	$1,299
Residential mortgage	137	268
Commercial	414	446
Other	295	286

Total loans	2,323	2,299
Other assets	404	433

Total assets	$2,727	$2,732

Deposits	$2,247	$2,129
Other liabilities	272	258
Capital	310	316

Total funds	$2,829	$2,703

PERFORMANCE RATIOS
Return on capital	35%	29%
Noninterest income to total revenue	83	82
Efficiency	73	76

ASSETS UNDER ADMINISTRATION (in billions) (a) (b) (c)
Assets under management
Personal	$39	$42
Institutional	9	9

Total	$48	$51

Asset type
Equity	$28	$28
Fixed income	14	16
Liquidity/other	6	7

Total	$48	$51

Nondiscretionary assets under administration
Personal	$27	$23
Institutional	64	63

Total	$91	$86

Asset type
Equity	$31	$30
Fixed income	32	29
Liquidity/Other	28	27

Total	$91	$86

OTHER INFORMATION (b)
Total nonperforming assets	$10	$11
Brokerage assets administered (in billions)	$23	$22
Full service brokerage offices	75	77
Financial consultants	435	458
Margin loans	$267	$257
Average FTEs	2,793	2,954

(a)	Excludes brokerage assets administered.
(b)	Presented as of period-end, except for average FTEs.
(c)	Balance at September 30, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of the Hawthorn unit and the expected reduction of approximately $6 billion of assets under management with approximately $4.7 billion moving to nondiscretionary assets under administration.

PNC Advisors earned $82 million for the first nine months of 2004 compared with $69 million in the first nine months of 2003 period. The increase in earnings included a $10 million pretax gain recognized during the first quarter of 2004 from the sale of certain investment consulting activities of the Hawthorn unit. The increase in earnings also reflected the impact of comparatively stronger equity markets and increased brokerage-related fees compared to the prior year period.

Business highlights for the first nine months of 2004 for PNC Advisors include:

•	Personal and institutional investment management and trust sales increased compared with the comparable reporting period of 2003.

•	Beginning in the second quarter of 2004, Hilliard Lyons experienced declining retail trading volumes in line with the experience of other brokerage firms.

•	Average consumer loans increased 14% in the first nine months of 2004 compared with the first nine months of 2003 due to home equity loan and line of credit volume.

Excluding the effect of the Hawthorn transaction which reduced assets under management by $6 billion, assets under management at September 30, 2004 increased $3 billion compared with the balance at September 30, 2003. The effect of comparatively higher equity markets and the acquisition of United National more than offset net client asset outflows in 2004. Net client asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Investment management and trust revenue increased $5 million in the first nine months of 2004 compared with the first nine months of 2003 primarily due to the comparatively higher equity markets. Brokerage revenue in the first nine months of 2004 increased $11 million compared to the first nine months of 2003 primarily due to increased fees. Excluding the effect of the Hawthorn transaction, other noninterest income declined $10 million through year-to-date September 2004 compared to the same period in 2003 primarily due to lower client-related trading.

Noninterest expense was flat period to period as variable expenses associated with higher brokerage revenue offset expense efficiencies.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit, and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. (“Hilliard Lyons”). We also serve as investment manager and trustee for employee benefit plans and charitable and endowment assets and provide nondiscretionary defined contribution plan services and investment options through our Vested Interest® product. We provide services to individuals and corporations primarily within PNC’s primary geographic markets.

BLACKROCK

Nine months ended September 30 Dollars in millions except as noted	2004	2003
INCOME STATEMENT (a)
Investment advisory and administration fees	$470	$388
Other income	67	49

Total revenue	537	437
Other expense	311	246
Operating expense – LTIP expense	91
Fund administration and servicing costs	25	24

Total expense	427	270

Operating income	110	167
Nonoperating income	28	17

Pretax earnings	138	184
Minority interest	4
Income taxes	41	70

Earnings	$93	$114

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$184	$192
Other assets	893	728

Total assets	$1,077	$920

Liabilities	$342	$223
Stockholders’ equity	735	697

Total liabilities and stockholders’ equity	$1,077	$920

PERFORMANCE DATA
Return on equity	17%	22%
Operating margin (b)	36	40
Diluted earnings per share	$1.42	$1.73

ASSETS UNDER MANAGEMENT (in billions) (c)
Separate accounts
Fixed income	$211	$178
Liquidity	8	6
Liquidity – securities lending	9	10
Equity	8	9
Alternative investment products	7	7

Total separate accounts	243	210

Mutual funds (d)
Fixed income	24	23
Liquidity	51	58
Equity	5	3

Total mutual funds	80	84

Total assets under management	$323	$294

OTHER INFORMATION
Average FTEs	998	954

(a)	Presented on a taxable-equivalent basis for 2004 and on a book basis for 2003.

(b)	Calculated as operating income, adjusted for LTIP expense, divided by total revenue less fund administration and servicing costs. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions:

Operating income, GAAP basis	$110	$167
Add back: LTIP expense	91
Less: BlackRock portion of LTIP expense, funding portion	(17)

Operating income, as adjusted	$184	$167

Total revenue, GAAP basis	$537	$437
Less fund administration and servicing costs	25	24

Revenue used for operating margin calculation, as reported	$512	$413

Operating margin, as reported	36%	40%
Operating margin, GAAP basis	20%	38%

We believe that operating margin, as reported, is a more relevant indicator of management’s ability to effectively employ BlackRock’s resources. The portion of the LTIP expense associated with awards to be met with the contribution of shares of BlackRock stock by PNC has been excluded from operating income because, exclusive of impact related to LTIP participants’ option to put awarded shares to BlackRock, this non-cash charge will not impact BlackRock’s book value. We have excluded fund administration and servicing costs from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(c)	At September 30.

(d)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on its website at www.blackrock.com.

BlackRock earned $93 million for the first nine months of 2004 compared with $114 million for the first nine months of 2003, an 18% decrease. Earnings for the first nine months of 2004 reflect the $57 million after-tax impact of the third quarter 2004 LTIP charge. See “BlackRock Long-Term Retention and Incentive Plan” within the Critical Accounting Policies and Judgments section of this Financial Review for further information. Apart from the impact of the LTIP charge, earnings for the first nine months of 2004 would have increased $36 million, or 32%, compared with the first nine months of 2003. An increase of $29 billion in assets under management at September 30, 2004 compared with September 30, 2003 was reflected in the 2004 earnings. In addition, BlackRock recognized a $9 million net income benefit during the first quarter of 2004 associated with the resolution of an audit performed by New York State on state income tax returns filed from 1998 through 2001.

Excluding the impact of the LTIP charge, operating income for the first nine months of 2004 increased $34 million compared with the first nine months of 2003. Operating results in 2004 were characterized by strong growth in base fee revenue and a significant rise in performance fees partially offset by higher expenses, including a $6 million impairment charge on intangible assets associated with an orderly liquidation of a fund due to the resignation of the fund’s portfolio manager.

Total revenue for the first nine months of 2004 increased $100 million, to $537 million, compared with the first nine months of 2003. Separate account revenue increased $67 million, mutual fund revenues increased $16 million and other income increased $17 million compared with the first nine months of 2003. The growth in separate account fees resulted primarily from an increase in alternative investment product performance fees of $27 million and an increase in base fees of $40 million driven by the increase in assets under management. The increase in mutual fund revenue consisted of increases in closed-end fund revenue of $15 million and BlackRock Funds revenue of $3 million. Other income increased primarily due to strong sales of BlackRock Solutions® products and services.

Total expenses for the first nine months of 2004 increased $157 million compared with the first nine months of 2003. The increase was primarily attributable to the $91 million pretax LTIP charge in the third quarter of 2004 as well as a $42 million increase in employee compensation and benefits and the recognition of a $6 million impairment on an intangible asset referred to above during the first nine months of 2004. The higher employee compensation reflected higher incentive compensation related to alternative investment product performance fees and $7 million of incentive compensation costs related to the sale of BlackRock’s interest in Trepp LLC and an increase in full-time equivalent employees compared with the first nine months of 2003.

Nonoperating income for the first nine months of 2004 included the impact of the $13 million pretax gain on the sale of BlackRock’s equity interest in Trepp LLC recorded during the second quarter of 2004.

In August 2004, BlackRock entered into a definitive agreement to acquire SSRM, the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. for total consideration at closing of $375 million in cash and stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over 5 years contingent on certain measures. The acquisition is expected to close in early 2005 pending required regulatory and fund shareholder approvals and satisfaction of other customary closing conditions. The acquisition of SSRM is expected to enhance BlackRock’s investment management platform with additional United States equity, alternative investment and real estate equity management capabilities, expanding the universe of products offered to institutional and individual investors worldwide. Closing is subject to required regulatory and fund shareholder approvals and satisfaction of other customary closing conditions. In addition, the transaction is expected to expand the scale and scope of BlackRock’s mutual fund products and distribution capabilities. See Note 3 Acquisitions in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report and Cautionary Statement Regarding Forward-Looking Information in this Financial Review for further information.

BlackRock is one of the largest publicly traded investment management firms in the United States. BlackRock manages assets on behalf of institutions and individual investors worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions® brand name and financial advisory services to institutional investors.

PFPC

Nine months ended September 30 Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Fund servicing revenue	$605	$568
Operating expense	483	463
(Accretion)/amortization of other intangibles, net	(1)	(14)

Operating income	123	119
Nonoperating income (a)	3	11
Debt financing	42	53

Pretax earnings	84	77
Income taxes	34	31

Earnings	$50	$46

AVERAGE BALANCE SHEET
Goodwill and other intangible assets	$1,024	$1,038
Other assets	1,019	846

Total assets	$2,043	$1,884

Debt financing	$1,134	$1,290
Other liabilities, net	647	291
Capital	262	303

Total funds	$2,043	$1,884

PERFORMANCE RATIOS
Return on capital	25%	20%
Operating margin (b)	20	21

SERVICING STATISTICS (c)
Accounting/administration net fund assets (in billions)
Domestic	$609	$581
Foreign (d)	58	41

Total	$667	$622

Asset type
Money market	$322	$342
Equity	203	159
Fixed income	97	88
Other	45	33

Total	$667	$622

Custody fund assets (in billions)	$418	$384

Shareholder accounts (in millions)
Transfer agency	21	21
Subaccounting	34	29

Total	55	50

OTHER INFORMATION
Average FTEs	4,780	5,175

(a)	Net of nonoperating expense.
(b)	Operating income divided by total fund servicing revenue.
(c)	At September 30.
(d)	Represents net assets serviced offshore.

For the first nine months of 2004, PFPC earned $50 million compared with $46 million for the first nine months of 2003, a 9% increase. The increase was attributable to the divestiture of the retirement services business and the acquisition of ADVISORport, Inc., both executed in 2003, as well as comparatively favorable market conditions, new and expanded business, expense savings initiatives, and active debt management. These benefits more than offset reduced accretion and increases in other expenses to support increasing business demands. Fund servicing revenue and operating expense in 2004 also reflected increases of $17 million related to amounts passed through to clients as out-of-pocket expenditures, primarily in support of our mutual fund distribution services and print mail activities.

Fund servicing revenue increased $20 million in the first nine months of 2004 compared with the first nine months of 2003, excluding the impact of the out-of-pocket items. The positive impact of new sales of both domestic and offshore accounting/ administration fund services, including alternative investment services, improved equity market conditions and the ADVISORport, Inc. acquisition more than offset the impact of competitive market conditions and the loss of revenue due to the divestiture of the retirement services business. Since December 31, 2003, ADVISORport, Inc. has grown client assets in our emerging managed account services program to $23 billion, an increase of $6 billion, or 35%. To mitigate the pressure on pricing in traditional businesses, we continue to monitor the revenue/expense relationship.

Excluding the impact of the out-of-pocket items, operating expenses increased $3 million compared with the first nine months of 2003. Efficiency initiatives and the sale of the retirement services business have driven a net decrease of 395 full-time equivalent employees compared with the first nine months of 2003. These savings largely offset increased expenses associated with ADVISORport, Inc. and increasing business demands.

Operating income for the first nine months of 2004 also reflected $11 million in accretion of a discounted client contract liability. Accretion for the prior year period was $25 million. This liability has been fully satisfied and the related accretion has ended as the original underlying contract matured during the second quarter of 2004.

Results for the first nine months of 2004 were favorably impacted by an $11 million decrease in debt financing costs due to the retirement of $125 million of debt with PNC and the refinancing of certain remaining debt obligations, also with PNC, at more favorable rates, both in December 2003. During the first nine months of 2004, PFPC retired an additional $90 million of such debt. PFPC has paid $120 million in aggregate principal and interest to PNC during this period.

Increases in both accounting/administration and custody fund asset statistics at September 30, 2004 compared with September 30, 2003 reflected net new business, comparatively favorable equity market conditions and asset inflows from existing clients. Much of this new business is attributable to sales of our alternative investment services, which comprises both accounting/administration and investor support services specifically for hedge funds and partnerships, the statistics of which are reported as a component of accounting/administration net fund assets. Compared to September 30, 2003, net assets in our domestic and offshore alternative investment services business have collectively grown to $40 billion at September 30, 2004, an increase of $12 billion, or 43%. Total fund assets serviced were $1.7 trillion at September 30, 2004 compared with $1.5 trillion at September 30, 2003.

Our performance is partially dependent on the underlying performance of our mutual fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that our clients’ businesses are adversely affected by ongoing government investigations into the practices of the mutual and hedge fund industries, our results could be impacted.

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

RISK FACTORS

A number of risks may potentially impact our business, financial condition, results of operations and cash flows. These include, among others, those described in the Consolidated Balance Sheet Review, Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of this Financial Review and elsewhere in this Report. The Supervision and Regulation Section of Item 1 and the Risk Factors section of Item 7 of our 2003 Form 10-K describe a number of risks applicable to us, including:

•	Supervision and regulation,

•	Business and economic conditions,

•	Monetary and other policies,

•	Competition,

•	Disintermediation,

•	Asset management performance,

•	Fund servicing,

•	Acquisitions, and

•	Terrorist activities and international hostilities.

Our 2003 Form 10-K includes a detailed description of these risks.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report and in Part II, Item 8 of our 2003 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, we estimate valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We calculate allowances for loan and lease losses and unfunded loan commitments and letters of credit to maintain reserve levels that we believe are sufficient to absorb estimated probable credit losses. We determine the adequacy of the allowances based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others:

•	Probability of default,

•	Loss given default,

•	Exposure at default,

•	Amounts and timing of expected future cash flows on impaired loans,

•	Value of collateral,

•	Estimated losses on consumer loans and residential mortgages, and

•	General amounts for historical loss experience.

Our process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, we base the allocation of the allowance for loan and lease losses to specific loan pools on historical loss trends and our judgment concerning those trends.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $472 million, or 81%, of the total allowance for loan and lease losses at September 30, 2004 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,

•	Regional and national economic conditions,

•	Business segment and portfolio concentrations,

•	Industry competition and consolidation,

•	The impact of government regulations, and

•	Risk of potential estimation or judgmental errors.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information: Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of this Financial Review and Note 10 Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Private Equity Asset Valuation

We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. We recognized in the third quarter of 2004 valuation changes related to limited partnership investments that reflected the impact of second quarter 2004 market conditions and performance of the underlying companies. Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures that we apply to direct investments include techniques such as cash flow multiples for the entity, independent appraisals of the value of the entity or the pricing used to value the entity in a recent financing transaction. We value general partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

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

We estimate the fair value of our MSR asset using a discounted cash flow methodology that calculates the net present value of future cash flows of the servicing portfolio over the estimated life of the asset based on various assumptions and market factors. The most significant assumptions and market factors include:

•	Interest rates for escrow and deposit balance earnings,

•	Discount rates,

•	Estimated prepayment speeds,

•	Estimated servicing costs, and

•	Portfolio risk stratification.

We review the reasonableness of these factors based on expectations of the portfolio, market conditions, and loan characteristics.

Our commercial loan servicing portfolio is subject to various risks, the most significant being interest rate risk, which subject our MSR asset to impairment risk. While our MSR asset is amortized over its estimated life in proportion to estimated net servicing income, it is also tested for impairment at a strata level on a quarterly basis. The impairment testing includes a positive and negative scenario for sensitivity characteristics. If the estimated fair value of the MSR is less than its carrying value, an impairment loss would be recognized in the current period; however, any fair value in excess of the cost basis would not be recognized as income.

Lease Residuals

Leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Residual value insurance and/or operating reserves or guarantees by governmental entities cover a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. These residual values are reviewed for impairment no less than on an annual basis.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the fund servicing and banking businesses. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition from other market participants on a national and global basis. This ability in turn relies upon continuing investments in processing systems, the development of value-added service features, and the ease of access to our services.

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

Revenue Recognition

We derive net interest and noninterest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Investment management and fund servicing,

•	Customer deposits,

•	Loan servicing,

•	Brokerage services,

•	Sale of loans and securities,

•	Certain private equity activities, and

•	Derivatives trading activities.

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

Our tax treatment of certain leasing transactions is currently being challenged by the IRS. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Contingencies

We are subject to a variety of legal and regulatory proceedings and claims, including those described in Note 8 Legal Proceedings in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and others arising in the normal course of our business. We review these matters with internal and external legal counsel and accrue reserves when we determine that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We regularly review these accruals and adjust the reserves as appropriate to reflect changes in the status of the proceedings and claims.

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

2002 BlackRock Long-Term Retention and Incentive Plan

The BlackRock LTIP permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of our $200 million LTIP funding requirement will be available to support BlackRock’s future long-term retention and incentive programs but are not subject to surrender until the programs are approved by BlackRock’s Compensation Committee of its Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. In general, LTIP participants must also be employed by BlackRock on the payment date in early 2007 to receive payment for an award. As of September 30, 2004, BlackRock had awarded approximately $207 million in LTIP Awards.

The LTIP Awards will fully vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for BlackRock’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of BlackRock’s Compensation Committee to reduce the amount of awards vested under the LTIP.

Due to the recent appreciation of BlackRock’s common share price above the $62 threshold, BlackRock management determined that full vesting of the LTIP was probable as of September 30, 2004, and as a result recorded a charge and a related liability in its third quarter 2004 results. This charge took into account the value of the awards granted through September 30, 2004 and the applicable service period. The pretax charge reported by PNC totaled $96 million, including $91 million reported as “Staff” noninterest expense and $5 million reported as “Other” noninterest expense in our Consolidated Statement of Income. The after-tax impact on PNC’s third quarter 2004 results after taking into account the adjustment for minority interests (PNC owns approximately 71% of BlackRock) was $42 million, or $.15 per diluted share. This includes a pro rata share of the estimated dilution of PNC’s investment in BlackRock that is expected to occur in 2007 when PNC transfers shares of BlackRock stock currently owned by PNC to fund a portion of the LTIP Awards.

We expect to report additional after-tax charges of approximately $6 million per quarter, beginning in the fourth quarter of 2004, through December 2006 related to the remaining service period of the LTIP Awards granted to date, assuming the LTIP Awards vest or full vesting remains probable.

Additional information on the third quarter 2004 LTIP charge is included in our and BlackRock’s Current Reports on Form 8-K dated October 6, 2004.

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

We calculate the expense associated with the pension plan in accordance with SFAS 87, “Employers’ Accounting for Pensions,” and we use assumptions and methods that are compatible with the requirements of SFAS 87, including a policy of reflecting trust assets at their fair market value. Neither the discount rate nor the compensation increase assumptions significantly affect pension expense. However, the expected return on asset assumption does significantly impact pension expense. Actual trust returns also significantly impact expense, as each one percentage point difference in actual return compared with our expected return causes the following year’s expense to change by up to $3 million. We currently estimate 2004 expense for the pension plan to be approximately $10 million, compared with $50 million for 2003. Actual pension expense for the third quarter of 2004 was $1 million and for the first nine months of 2004 totaled $7 million. Lower amortization of actuarial losses from prior years due to improved returns on trust assets in 2003 is the primary reason for the expected decrease in pension expense in 2004.

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

We maintain other defined benefit plans that have a less significant effect on financial results, including one qualified pension plan for United National employees and various nonqualified supplemental retirement plans for certain employees. On March 31, 2004, we merged into our plan one defined benefit plan covering some employees of United National. We expect to fully integrate the remaining United National plan into our plan during the fourth quarter of 2004. We contributed $11 million to the United National plans during the first quarter of 2004 and we do not expect to contribute any additional amount during the remainder of 2004. We expect the expense associated with the United National plans to be approximately $.1 million for 2004.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Part II, Item 7 of our 2003 Form 10-K provides a general overview of the governance structure, measurement, control strategies, and monitoring aspects of our corporate-level risk management processes. Additionally, our 2003 Form 10-K provides an analysis of the risk management process for what we view as our primary areas of risk: credit, operational, liquidity, and market. The following information in this Risk Management section updates the disclosures in our 2003 Form 10-K and first and second quarter 2004 Reports on Form 10-Q.

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

Nonperforming Assets By Type

Dollars in millions	September 30 2004	December 31 2003
Nonaccrual loans
Commercial	$96	$213
Lease financing	7	11
Commercial real estate	10	6
Consumer	12	11
Residential mortgage	23	24

Total nonaccrual loans	148	265
Troubled debt restructured loan		1

Total nonperforming loans	148	266
Nonperforming loans held for sale (a)	2	27
Foreclosed and other assets
Lease	16	17
Residential mortgage	11	9
Other	7	9

Total foreclosed and other assets	34	35

Total nonperforming assets (b)	$184	$328

Nonperforming loans to loans	.35%	.73%
Nonperforming assets to loans, loans held for sale and foreclosed assets	.42	.87
Nonperforming assets to total assets	.24	.48

(a)	Includes troubled debt restructured loans held for sale of $2 million and $10 million as of September 30, 2004 and December 31, 2003, respectively.

(b)	Excludes equity management assets carried at estimated fair value of $29 million and $37 million at September 30, 2004 and December 31, 2003, respectively, and included in other assets on the Consolidated Balance Sheet. These amounts include $10 million and $5 million of troubled debt restructured assets at September 30, 2004 and December 31, 2003, respectively.

The decline in nonperforming loans held for sale at September 30, 2004 compared with December 31, 2003 reflects reductions in principal balances and sales of nonperforming loans during 2004.

The foreclosed lease assets at September 30, 2004 and December 31, 2003 primarily represent our repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan. This asset is currently leased to a third party.

The amount of nonperforming loans that was current as to principal and interest was $52 million at September 30, 2004 and $116 million at December 31, 2003. The amount of nonperforming loans held for sale that was current as to principal and interest was zero at September 30, 2004 and $4 million at December 31, 2003.

Nonperforming Assets By Business

In millions	September 30 2004	December 31 2003
Regional Community Banking	$85	$85
Wholesale Banking	82	227
PNC Advisors	10	11
Other	7	5

Total nonperforming assets	$184	$328

At September 30, 2004, Wholesale Banking had nonperforming loans held for sale of $2 million, which are included in the preceding table.

Change In Nonperforming Assets

In millions	2004	2003
January 1	$328	$418
Purchases	12	42
Transferred from accrual	170	356
Returned to performing	(14)	(4)
Principal reductions	(186)	(221)
Asset sales	(53)	(34)
Charge-offs and valuation adjustments	(73)	(161)

September 30	$184	$396

Weakness in the economy or other factors that affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults, and in a higher level of nonperforming assets, net charge-offs, and provision for credit losses in future periods.

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2004	Dec. 31 2003	Sept. 30 2004	Dec. 31 2003
Commercial	$12		$13.07%	.09%
Commercial real estate	9		1.44	.05
Consumer	19		21.13	.18
Residential mortgage	15		21.32	.73
Lease financing			1	.02

Total loans	55		57.13	.16
Loans held for sale	5		6.32	.43

Total loans and loans held for sale	$60		$63.14%	.17%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $83 million and zero, respectively, at September 30, 2004 compared with $94 million and $4 million, respectively, at December 31, 2003. Approximately 78% of these loans are in the Wholesale Banking portfolio. Loans held for sale relate to the institutional lending repositioning.

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

Allocation Of Allowance For Loan And Lease Losses

	September 30, 2004		December 31, 2003
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$472	40.3%	$514	41.5%
Commercial real estate	26	4.8	34	5.1
Consumer	35	35.1	28	32.6
Residential mortgage	8	11.0	7	8.0
Lease financing	36	7.6	44	11.4
Other	4	1.2	5	1.4

Total	$581	100.0%	$632	100.0%

For the table above, we assigned the unallocated portion of the allowance for loan and lease losses of $103 million at September 30, 2004 and $116 million at December 31, 2003 to loan categories based on the relative specific and pool allocation amounts. The unallocated portion of the allowance for loan and lease losses represented 18% of the total allowance and .24% of total loans at September 30, 2004 and 18% of the total allowance and .32% of total loans at December 31, 2003.

The provision for credit losses for the first nine months of 2004, and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of September 30, 2004, reflected changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit. In addition, as described below, the allowance for loan and lease losses was impacted during the first nine months of 2004 by a change in our charge-off policy for smaller nonperforming commercial loans that occurred during the first quarter of 2004.

Rollforward Of Allowance For Loan And Lease Losses

In millions	2004	2003
January 1	$632	$673
Charge-offs	(139)	(191)
Recoveries	38	29

Net charge-offs	(101)	(162)
Provision for credit losses	33	143
Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit	(5)	(6)

September 30	$581	$648

The allowance as a percent of nonperforming loans was 393% and as a percent of total loans was 1.37% at September 30, 2004. The comparable percentages at September 30, 2003 were 200% and 1.75%.

Rollforward Of Allowance For Unfunded Loan Commitments And Letters Of Credit

In millions	2004	2003
January 1	$91	$84
Net change in allowance for unfunded loan commitments and letters of credit	5	6

September 30	$96	$90

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2004
Commercial	$98	$22	$76.62%
Commercial real estate	2	1	1.06
Consumer	32	9	23.22
Residential mortgage	3	1	2.07
Lease financing	4	5	(1)	(.04)

Total	$139	$38	$101.34

2003
Commercial	$115	$17	$98.86%
Commercial real estate	3	3.19
Consumer	29	9	20.25
Residential mortgage	2	1	1.04
Lease financing	42	2	40	1.32

Total	$191	$29	$162.61

During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. As a result of this change, we recognized an additional $24 million of gross charge-offs for the first quarter of 2004. This change resulted in lower net charge-offs in the second and third quarters of 2004 on these loans than they had been in the recent past. While we expect this trend to continue for several quarters, we believe the net chargeoffs should then return to levels experienced prior to 2004 based on current market expectations and portfolio composition.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption of a portion of the credit risk related to the underlying financial instruments. We use these contracts primarily to mitigate credit risk associated with commercial lending activities. At September 30, 2004, we used credit default swaps with $323 million in notional amount to manage credit risk associated with commercial lending activities. The comparable amount was $166 million at December 31, 2003. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of the Risk Management section of this Financial Review. We realized net losses in connection with credit default swaps of $1.7 million for the first nine months of 2004 and $1.3 million for the third quarter of 2004.

Interest Rate Derivative Risk Participation Agreements

We enter into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts. Risk participation agreements used by us to mitigate credit risk had a total notional amount of $30 million at September 30, 2004 compared with $22 million at December 31, 2003. Additionally, risk participation agreements entered into in which we assumed credit exposure had a total notional amount of $24 million at September 30, 2004 compared with $49 million at December 31, 2003. These latter agreements were entered into prior to July 1, 2003, are considered to be financial guarantees and, therefore, are not included in the Financial Derivatives section of the Risk Management section of this Financial Review. Agreements entered into subsequent to June 30, 2003 had a notional amount of $132 million and are included in the Financial Derivatives section.

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

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At September 30, 2004, our liquid assets totaled $18.6 billion, with $8.6 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, National Association (“PNC Bank, N.A.”) is a member of the Federal Home Loan Bank and as such has access to advances from the Federal Home Loan Bank secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At September 30, 2004, our total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $18.6 billion. We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuance. On July 30, 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. As of September 30, 2004, PNC Bank, N.A. had issued $500 million of debt under this program.

We can generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. At September 30, 2004, we had unused capacity under effective shelf registration statements of approximately $2.7 billion of debt or equity securities and $100 million of trust preferred capital securities. The parent company also had an unused non-reciprocal credit facility of $200 million at September 30, 2004.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments by PNC Bank, N.A. without prior regulatory approval was approximately $909 million at September 30, 2004.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of September 30, 2004, the parent company had approximately $1.5 billion in funds available from its cash and short-term investments or other funds available from unrestricted subsidiaries that could be used for the repayment of contractual obligations with maturities of less than one year. These obligations totaled $600 million as of September 30, 2004. During the third quarter of 2004, $300 million of parent company senior debt matured.

We regularly review the parent company’s current and projected liquidity position to assess our ability to meet both its obligatory and discretionary funding needs. Our liquidity policy requires a defined level of liquidity to be available over the next twelve months. We typically manage the liquidity position to hold liquid assets equal to at least the amount of the next twelve months of obligatory funding needs, which are primarily debt service, vendor payments and other contractual obligations. As part of the assessment, we also project parent company funding sources and uses over the next twelve months. We consider funding sources such as expected dividends to be received from PNC Bank, N.A. and potential debt issuance, and discretionary funding uses, the most significant of which is the external dividend to be paid on PNC’s stock.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk by our involvement in the following activities:

•	Traditional banking activities of taking deposits and extending loans,

•	Trading in fixed income products, equities, derivatives, and foreign exchange, as a result of customer activities, underwriting, and proprietary trading,

•	Private equity and other investments and activities whose economic values are directly impacted by market factors, and

•	Changes in values of trust assets for our noncontributory, qualified defined benefit pension plan.

We have established enterprise-wide policies and methodologies to identify, measure, monitor, and report market risk to senior management, ALCO and the Board of Directors. These responsibilities are primarily carried out by an independent market risk management group that reports directly to the enterprise-wide Chief Market Risk Officer.

INTEREST RATE RISK

Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities. Because of the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but the economic value of these assets and liabilities as well. The Asset and Liability Management group centrally manages interest rate risk. In managing interest rate risk, we limit our reliance on a particular interest rate scenario while positioning the balance sheet to increase net interest income and net interest margin while achieving our target risk profile. We use the following to achieve these objectives:

•	Securities purchases and sales,

•	Mix of short-term and long-term funding,

•	Financial derivatives, and

•	Other capital markets instruments.

The activities of the Asset and Liability Management Group are subject to interest rate risk limits and certain policies approved by ALCO and the Finance Committee of the Board of Directors.

Risk Measurement

We measure and seek to manage the impact on both our income statement and balance sheet of changes in short-term and long-term interest rates. We perform this analysis through the use of an interest rate risk simulation model that assesses the impact of changing rates on net interest income and economic value of equity (“EVE”). EVE is a measurement of the inherent economic value of our existing on- and off-balance sheet positions at a given point in time.

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

EVE is also based on a series of assumptions, primarily related to the expected maturity and repricing behavior of existing on- and off-balance sheet positions. To the extent possible, these assumptions are consistent with those used in the net interest income simulation process. Market Risk Management reviews the assumptions and modeling techniques used in both of these analyses.

Our interest rate simulation model is designed to capture key components of interest rate risk such as:

•	Repricing risk,

•	Yield curve or nonparallel rate shift risk,

•	Basis risk, and

•	Options risk.

Because the assumptions we employ in the model are inherently uncertain, actual results may differ from simulated results. We use such analyses to help us identify potential risks and develop appropriate risk management strategies.

At September 30, 2004 our effective duration of equity was –3.0 years given a +/- 100 basis point instantaneous change in interest rates.

Sensitivity results and market interest rate benchmarks for the quarters ended September 30, 2004 and September 30, 2003 follow:

Interest Sensitivity Analysis

	Sept. 30 2004	Sept. 30 2003
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(.1)%	(.6)%
100 basis point decrease	(.6)%	(.8)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	2.6%
100 basis point decrease	(7.4)%	(7.7)%
Economic Value of Equity Sensitivity Model
Effect on value of on- and off-balance sheet positions as a percentage of economic value of equity from instantaneous change in interest rates of:
200 basis point increase	2.4%	(9.0)%
200 basis point decrease	(10.7)%	.8%
Key Period-End Interest Rates
One month LIBOR	1.84%	1.12%
Three-year swap	3.29%	2.34%

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of September 30, 2004)

	PNC Economist	Market Forward	High/Flat	Low/Flat
Change in forecasted net interest income:
First year sensitivity	.8%	(.3)%	(1.1)%	(1.4)%
Second year sensitivity	4.1%	.9%	(.6)%	(6.8)%

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

Over the last several years, we have taken steps to position our balance sheet to benefit from rising interest rates under the belief that the current environment, characterized by historically low rates, will not continue over the longer term. Going forward, we believe we have the deposit funding base and flexibility to change our investment profile to take advantage of opportunities presented by a higher rate environment.

TRADING RISK

Our trading activities include the underwriting of fixed income and equities, as well as customer-driven and proprietary trading in fixed income products, equities, derivatives, and foreign exchange.

We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. VaR offers a common measure to compare trading risk across portfolios with exposures to different types of market factors and has been endorsed by United States and international regulators as the global state-of-the-art approach used to measure trading risks.

An enterprise-wide VaR limit on trading activities is established by the Board of Directors. VaR limits for individual business units are established by ALCO. Trader-level and desk-level VaR limits are established by the business unit and the corporate market risk function.

The following table shows VaR usage in the first nine months of 2004 by product type:

VaR Usage by Product Type

In millions	Min	Max	Avg
Fixed Income	.6	7.3	4.3
Equity	.1	.6	.4
Foreign Exchange	.1	.3	.1

Total	.9	7.9	4.8

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. In the first nine months of 2004, there were no such instances at the enterprise-wide level. This indicates that PNC uses a conservative enterprise-wide VaR measure. The graph below shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Some of our trading positions, such as over-the-counter derivatives contracts, do not have directly observable prices and therefore must be valued using models that incorporate assumptions on parameters such as the future volatilities of interest rates and equity prices. To help ensure the integrity of such valuations, models and assumptions are approved and validated by our corporate Model Validation Committee. Valuations are also validated by other methods such as comparing valuations obtained from independent sources wherever possible.

Total trading-related revenue was $78 million for the first nine months of 2004. Trading-related revenue includes both net interest income and noninterest income from trading activities. Enterprise-wide trading-related losses occurred on 53 of the 190 business days in the period. The histogram below shows the frequency distribution of trading-related gains and losses.

In addition to VaR, we measure and monitor exposure to individual market factors and have established limits on other relevant exposures such as dollar deltas and convexities for certain trading portfolios.

In order to measure risk beyond normal market movements, we examine how each portfolio would perform under hypothetical stress scenarios and repeats of actual historical events. We are also embarking on a program to further enhance this important approach to market risk management.

As required under the Market Risk Amendment to the Basel Accord, we calculate risk-weighted capital for trading activities, which is driven by average VaR usage. For internal risk management purposes, we also estimate the amount of economic capital required at a 99.9% level of confidence by trading activities over a one-year horizon. This measure is driven by both average VaR usage and potential future usage based on portfolio VaR limits.

EQUITY AND OTHER INVESTMENT RISK

In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and later-stage growth financings in a variety of industries. We also invest in non-affiliated and affiliated funds that make similar private equity investments. The economic and/or book value of these investments and other assets such as loan servicing rights are also directly affected by changes in market factors.

The predominant source of market risk in this category is our portfolio of private equity investments. At September 30, 2004, private equity investments carried at estimated fair value totaled approximately $481 million compared with $531 million at December 31, 2003. As of September 30, 2004, approximately 40% of the amount was invested directly in a variety of companies and approximately 60% was invested in various limited partnerships. Private equity unfunded commitments totaled $136 million at September 30, 2004 compared with $176 million at December 31, 2003.

We have established processes to help ensure the integrity of valuations and reporting of the market risk inherent in these activities. The corporate market risk management function takes part in the valuation review process, works closely with business units to identify activities with inherent market risk, and reports estimates of the levels of market risk to senior management.

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

FINANCIAL DERIVATIVES

We use a variety of financial derivatives designated as accounting hedges under SFAS 133 as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Our use of these derivatives does not apply to every aspect of interest rate, market and credit risk, and they may be ineffective due to unanticipated market characteristics, among other reasons. See Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report for additional information.

We also enter into free-standing derivatives transactions that do not qualify or are not designated as accounting hedges. These financial derivatives are used to accommodate customer needs and are primarily in the form of interest rate swaps, caps, floors and foreign exchange and equity derivative contracts. We manage risk exposure from customer positions through transactions with other dealers. Derivative transactions that we enter into for proprietary trading purposes and those economic hedges entered into for risk management purpose that are not designated as accounting hedges and also included in free-standing derivatives.

Derivatives Summary

	September 30, 2004		December 31, 2003
(in millions)	Notional amount	Estimated net fair value	Notional amount	Estimated net fair value
Accounting hedges	$3,845	$231	$7,970	$349
Free-standing derivatives	$86,029	$19	$38,512	$(22)

Changes in the notional amount of financial derivatives used for risk management and designated as accounting hedges during the first nine months of 2004 are shown below.

Accounting Hedges Activity

Dollars in millions	December 31 2003	Additions	Maturities	Terminations	September 30 2004	Weighted- Average Maturity
Interest rate risk management
Interest rate swaps
Receive fixed	$7,516	$500		$(4,571)	$3,445	6 yrs. 9 mos.
Pay fixed	31	252		(264)	19	3 yrs. 7 mos.
Basis swaps	2			(2)
Interest rate caps	4				4	5 yrs. 6 mos.
Futures contracts	195	31		(95)	131	1yr. 2 mos.

Total interest rate risk management	7,748	783		(4,932)	3,599

Commercial mortgage banking risk management
Pay fixed interest rate swaps	172	545		(521)	196	10 yrs. 1 mo.
Total return swaps	50	125	$(100)	(25)	50	3 mos.

Total commercial mortgage banking risk management	222	670	(100)	(546)	246

Total	$7,970	$1,453	$(100)	$(5,478)	$3,845

Notional amounts and fair values of financial derivatives used for risk management and designated as accounting hedges at September 30, 2004 and December 31, 2003 are shown below. Contractual terms, for fixed rates, or the implied forward yield curve at each respective date, for floating rates, are the basis for the weighted-average interest rates presented.

Accounting Hedges – 2004

September 30, 2004 - dollars in millions	Notional Amount	Fair Value	Weighted- Average Interest Rates
			Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$200		3.33%	3.19%
Pay fixed designated to loans	19	$(1)	4.12	3.51
Interest rate caps designated to loans (b)	4		NM	NM
Futures contracts designated to loans	131		NM	NM

Total asset rate conversion	354	(1)

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	242	3.80	5.75

Total liability rate conversion	3,245	242

Total interest rate risk management	3,599	241

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	196	(10)	5.01	4.59
Pay total rate of return swaps designated to loans held for sale (a)	50		NM	1.47

Total commercial mortgage banking risk management	246	(10)

Total financial derivatives designated for risk management (c)	$3,845	$231

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 27% were based on 1-month LIBOR and 73% on 3-month LIBOR.

(b)	Interest rate caps with notional amounts of $4 million require the counterparty to pay us the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At September 30, 2004 the Prime Rate was 4.75%.

(c)	Fair value amounts include accrued interest of $38 million.

NM-Not meaningful

Accounting Hedges – 2003

	Notional Amount	Fair Value	Weighted- Average Interest Rates
December 31, 2003 - dollars in millions			Paid	Received
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed designated to loans	$4,271	$66	2.15%	2.40%
Pay fixed designated to loans	31	(3)	5.04	3.46
Basis swaps designated to loans	2		2.86	2.86
Interest rate caps designated to loans (b)	4		NM	NM
Futures contracts designated to loans	195		NM	NM

Total asset rate conversion	4,503	63

Liability rate conversion
Interest rate swaps (a)
Receive fixed designated to borrowed funds	3,245	291	3.79	5.75

Total liability rate conversion	3,245	291

Total interest rate risk management	7,748	354

Commercial mortgage banking risk management
Pay fixed interest rate swaps designated to loans held for sale (a)	172	(5)	5.01	4.94
Pay total rate of return swaps designated to loans held for sale (a)	50		NM	.36

Total commercial mortgage banking risk management	222	(5)

Total financial derivatives designated for risk management (c)	$7,970	$349

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 66% were based on 1-month LIBOR and 34% on 3-month LIBOR.

(b)	Interest rate caps with notional amounts of $4 million require the counterparty to pay us the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2003, the Prime Rate was 4.00%.

(c)	Fair value amounts include accrued interest of $80 million.

NM- Not meaningful

Free-standing Derivatives

	At September 30, 2004
In millions	Notional Amount	Positive Fair Value	Negative Fair Value	Net Asset (Liability)	2004 Average Fair Value
Customer-related and trading
Interest rate
Swaps	$44,645	$500	$(480)	$20	$12
Caps/floors
Sold	594		(11)	(11)	(13)
Purchased	442	9		9	11
Futures	8,108	2	(1)	1
Foreign exchange	3,717	43	(42)	1	3
Equity	2,216	110	(96)	14	2
Options
Eurodollar	17,850	3	(2)	1
Fed funds	3,500
Treasury notes	688		(3)	(3)	(1)
Other	818	16	(16)		2

Total customer-related and trading	82,578	683	(651)	32	16

Other risk management
Interest rate
Basis swaps	1,079	3	(1)	2	2
Pay fixed swaps	1,178	4	(19)	(15)	(1)
Receive total return swaps					(13)
Other	1,194	1	(1)		5

Total other risk management	3,451	8	(21)	(13)	(7)

Total free-standing derivatives	$86,029	$691	$(672)	$19	$9

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

We successfully implemented a new general ledger system and related core financial modules during the first quarter of 2004. This system enhanced internal controls related to the financial close and reporting processes. There were no other significant changes in internal controls during the first nine months of 2004.

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

Funds transfer pricing - A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of business segments. These balances are assigned funding rates that represent the interest cost for us to raise/invest funds with similar maturity and repricing structures, using the least-cost funding sources available.

Leverage ratio - Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin - Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration - Assets we hold for our customers/clients in a non-discretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

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

Transaction deposits – The sum of money market and interest-bearing demand deposits and demand and other noninterest-bearing deposits.

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

Forward-looking statements are necessarily subject to numerous assumptions, risks and uncertainties, which change over time. Future events or circumstances may change our outlook or expectations and may also affect the nature of the assumptions, risks and uncertainties to which our forward-looking statements are subject. Our forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements, and future results could differ materially from our historical performance.

In addition to factors that we have previously disclosed in our SEC reports and those that we discuss elsewhere in this report, our forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those that we anticipated in our forward-looking statements or from our historical performance:

(1) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets (including as a result of actions of the Federal Reserve Board affecting interest rates or the money supply or otherwise reflecting changes in monetary policy), which could affect: (a) credit quality and the extent of our credit losses; (b) the extent of funding of our unfunded loan commitments and letters of credit; (c) our allowances for loan and lease losses and unfunded loan commitments and letters of credit; (d) demand for our credit or fee-based products and services; (e) our net interest income; (f) the value of assets under management and assets serviced, of private equity investments, of other debt and equity investments, of loans held for sale, or of other on-balance sheet or off-balance sheet assets; or (g) the availability and terms of funding necessary to meet our liquidity needs;

(2) the impact on us of legal and regulatory developments (including the following: (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to tax laws; and (e) changes in accounting policies and principles), with the impact of any such developments possibly affecting our ability to operate our businesses or our financial condition or results of operations or our reputation, which in turn could have an impact on such matters as business generation and retention, our ability to attract and retain management, liquidity and funding;

(3) the impact on us of changes in the nature or extent of our competition;

(4) the introduction, withdrawal, success and timing of our business initiatives and strategies;

(5) customer acceptance of our products and services, and our customers’ borrowing, repayment, investment and deposit practices;

(6) the impact on us of changes in the extent of customer or counterparty delinquencies, bankruptcies or defaults, which could affect, among other things, credit and asset quality risk and our provision for credit losses;

(7) the ability to identify and effectively manage risks inherent in our business;

(8) how we choose to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in our businesses;

(9) the impact, extent and timing of technological changes, the adequacy of intellectual property protection, and costs associated with obtaining rights in intellectual property claimed by others;

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

In addition, our forward-looking statements are also subject to risks and uncertainties related to our pending acquisition of Riggs National Corporation and the expected consequences of the integration of the remaining Riggs businesses at closing into PNC, including the following: (a) completion of the transaction is dependent on, among other things, receipt of stockholder and regulatory approvals, and we cannot at this point predict with precision when those approvals may be obtained or if they will be received at all; (b) successful completion of the transaction and our ability to realize the benefits that we anticipate from the acquisition also depend on the nature of any future developments with respect to Riggs’ regulatory issues, the ability to comply with the terms of all current or future regulatory requirements (including any related action plan) resulting from these issues, and the extent of future costs and expenses arising as a result of these issues, including the impact of increased litigation risk and any claims for indemnification or advancement of costs; (c) the transaction may be materially more expensive to complete than we anticipate as a result of unexpected factors or events; (d) the integration into PNC of the Riggs business and operations that we acquire, which will include conversion of Riggs’ different systems and procedures, may take longer than we anticipate, may be more costly than we anticipate, or may have unanticipated adverse results relating to Riggs’ or PNC’s existing businesses; (e) it may take longer than we expect to realize the anticipated cost savings of the acquisition, and those anticipated cost savings may not be achieved or may not be achieved in their entirety; and (f) the anticipated strategic and other benefits of the acquisition to us are dependent in part on the future performance of Riggs’ business, and there can be no assurance as to actual future results, which could be impacted by various factors, including the risks and uncertainties generally related to the performance of PNC’s and Riggs’ businesses (with respect to Riggs, see Riggs’ SEC reports, also accessible on the SEC’s website at www.sec.gov) or due to factors related to the acquisition of Riggs and the process of integrating Riggs’ business at closing into ours.

Other mergers, acquisitions, restructurings, divestitures, business alliances or similar transactions, including our recently completed acquisitions of United National Bancorp and the loan origination business of Aviation Finance Group, LLC and our pending acquisition of SSRM Holdings, Inc., will also be subject to similar risks and uncertainties related to our ability to realize expected cost savings or revenue enhancements or to implement integration and strategic plans and, in the case of SSRM Holdings, Inc., related to our successful completion of the transaction.

In addition, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance that involve BlackRock are discussed in more detail and additional factors are identified in BlackRock’s SEC reports, accessible on the SEC’s website or on BlackRock’s website at www.blackrock.com.

You can find additional information on the foregoing risks and uncertainties and additional factors that could affect results anticipated in our forward-looking statements or from our historical performance in the reports that we file with the SEC. You can access our SEC reports on the SEC’s website at www.sec.gov or on or through our corporate website at www.pnc.com.

CONSOLIDATED STATEMENT OF INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
INTEREST INCOME
Loans and fees on loans	$516	$488	$1,496	$1,490
Securities	139	142	414	440
Other	30	38	99	122

Total interest income	685	668	2,009	2,052

INTEREST EXPENSE
Deposits	121	106	332	355
Borrowed funds	73	75	211	186

Total interest expense	194	181	543	541

Net interest income	491	487	1,466	1,511
Provision for credit losses	13	50	33	143

Net interest income less provision for credit losses	478	437	1,433	1,368

NONINTEREST INCOME
Asset management	238	216	740	632
Fund servicing	204	188	608	569
Service charges on deposits	65	60	187	177
Brokerage	52	46	166	133
Consumer services	66	65	196	188
Corporate services	100	132	353	362
Equity management gains (losses)	16	(4)	58	(25)
Net securities gains	16	19	45	101
Other	81	103	306	259

Total noninterest income	838	825	2,659	2,396

NONINTEREST EXPENSE
Staff	576	448	1,530	1,332
Net occupancy	68	63	203	217
Equipment	72	67	216	205
Marketing	19	16	63	49
Distributions on capital securities				28
Other	246	233	774	787

Total noninterest expense	981	827	2,786	2,618

Income before minority and noncontrolling interests and income taxes	335	435	1,306	1,146
Minority and noncontrolling interests in (loss) income of consolidated entities	(13)	2	5	26
Income taxes	90	152	411	393

Net income	$258	$281	$890	$727

EARNINGS PER COMMON SHARE
Basic	$.92	$1.01	$3.16	$2.59
Diluted	$.91	$1.00	$3.13	$2.57
AVERAGE COMMON SHARES OUTSTANDING
Basic	281	278	281	281
Diluted	283	280	284	282

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2004	December 31 2003
ASSETS
Cash and due from banks	$3,005	$2,968
Federal funds sold		50
Resale agreements	1,154	1,826
Other short-term investments	1,801	720
Loans held for sale	1,582	1,400
Securities	16,824	15,690
Loans, net of unearned income of $931 and $1,009	42,480	36,303
Allowance for loan and lease losses	(581)	(632)

Net loans	41,899	35,671
Goodwill	3,007	2,390
Other intangible assets	348	317
Other	7,677	7,136

Total assets	$77,297	$68,168

LIABILITIES
Deposits
Noninterest-bearing	$12,461	$11,505
Interest-bearing	38,701	33,736

Total deposits	51,162	45,241
Borrowed funds
Federal funds purchased	2,008	169
Repurchase agreements	1,595	1,081
Bank notes and senior debt	2,997	2,823
Federal Home Loan Bank borrowings	96	1,115
Subordinated debt	3,569	3,729
Commercial paper	1,805	2,226
Other borrowed funds	849	310

Total borrowed funds	12,919	11,453
Allowance for unfunded loan commitments and letters of credit	96	91
Accrued expenses	2,402	2,275
Other	2,907	2,001

Total liabilities	69,486	61,061

Minority and noncontrolling interests in consolidated entities	499	462
SHAREHOLDERS’ EQUITY
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,246	1,108
Retained earnings	8,107	7,642
Deferred compensation expense	(52)	(29)
Accumulated other comprehensive (loss) income	(25)	60
Common stock held in treasury at cost: 70 and 76 shares	(3,728)	(3,900)

Total shareholders’ equity	7,312	6,645

Total liabilities, minority and noncontrolling interests and shareholders’ equity	$77,297	$68,168

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Nine months ended September 30 – in millions Unaudited	2004	2003
OPERATING ACTIVITIES
Net income	$890	$727
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	33	143
Depreciation, amortization and accretion	226	215
Deferred income taxes	33	137
Securities transactions	(45)	(101)
Valuation adjustments	(35)	(28)
Net change in
Loans held for sale	(186)	212
Other short-term investments	(1,062)	56
Other	254	(303)

Net cash provided by operating activities	108	1,058

INVESTING ACTIVITIES
Net change in
Loans	(2,392)	(805)
Federal funds sold	50	1,847
Resale agreements	672	(778)
Repayment of securities	2,845	5,013
Sales
Securities	12,583	9,492
Loans	2	2
Foreclosed and other nonperforming assets	16	10
Purchases
Securities	(15,697)	(15,814)
Loans	(2,390)	(1,022)
Net cash received for acquisitions/divestitures	213
Other	(197)	(383)

Net cash used by investing activities	(4,295)	(2,438)

FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	569	1,555
Interest-bearing deposits	3,071	(1,014)
Federal funds purchased	1,789	843
Repurchase agreements	484	234
Commercial paper	(421)	2,483
Sales/issuances
Bank notes and senior debt	500
Subordinated debt	6
Other borrowed funds	25,828	17,132
Common stock	116	101
Repayments/maturities
Bank notes and senior debt	(300)	(1,555)
Federal Home Loan Bank borrowings	(1,293)	(129)
Subordinated debt	(200)	(430)
Other borrowed funds	(25,273)	(16,969)
Acquisition of treasury stock	(227)	(515)
Cash dividends paid	(425)	(407)

Net cash provided by financing activities	4,224	1,329

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	37	(51)
Cash and due from banks at beginning of period	2,968	3,201

Cash and due from banks at end of period	$3,005	$3,150

CASH PAID FOR
Interest	$538	$563
Income taxes	369	126
NON-CASH ITEMS
Transfer from (to) loans held for sale to (from) loans, net	39	(108)
Transfer from loans to other assets	18	12

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

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our unaudited interim consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior period amounts to conform to the 2004 presentation. These reclassifications did not impact our consolidated financial condition or results of operations.

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

We account for equity investments other than private equity investments and those required to be consolidated under GAAP under one of the following methods:

•	Marketable equity securities are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value, with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other than temporary are recognized in the period in which the determination is made.

•	Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income when the decline occurs. Dividends received on cost investments are included in noninterest income. We use the equity method for those investments in which we have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of the net income or loss of the investee in noninterest income. We record nonmarketable equity securities in other assets in the consolidated balance sheet.

We account for investments in limited partnerships that are not required to be consolidated under either the cost method or the equity method as described above for nonmarketable equity securities. We use the equity method if our limited partner ownership interest in the partnership is greater than 3% to 5%. We use the cost method for the remaining limited partnership investments. Limited partnership investments are included in other assets in the consolidated balance sheet.

We account for general partnership interests under the equity method when we have determined that we do not have control over these entities and are not required to consolidate them.

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

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

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

An entity that holds a variable interest as defined by FIN 46 is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. An entity that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 2 Variable Interest Entities for more information about VIEs in which we hold a significant interest but are not required to consolidate.

Revenue Recognition

We earn net interest and noninterest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Investment management and fund servicing,

•	Customer deposits,

•	Loan servicing,

•	Brokerage services, and

•	Derivatives trading activities.

We also earn revenue from selling loans and securities, and we recognize income from certain private equity activities. We also earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,

•	Selling various insurance products,

•	Providing treasury management services, and

•	Participating in certain capital market transactions.

We recognize revenues as they are earned based on contractual terms, as transactions occur or as services are provided. Revenues earned on interest-earning assets are recognized based on the effective yield of the financial instrument. Gains on the sale of securities and certain derivatives are recognized on the date of the trade.

We recognize asset management and fund servicing fees primarily as the services are performed. Asset management fees are primarily based on a percentage of the fair value of the assets under management and performance fees are primarily based on a percentage of the returns on such assets. Fund servicing fees are primarily based on a percentage of the fair value of the fund assets and the number of shareholder accounts serviced by us.

We recognize revenue from the sale of loans when we receive the cash proceeds of the sale. We record private equity income (loss) based on changes in the valuation of the underlying investments or when we dispose of our interest.

Depreciation and Amortization

For financial reporting purposes, we depreciate premises and equipment principally using the straight-line method over their estimated useful lives.

We use estimated useful lives for furniture and equipment ranging from one to 10 years, while we depreciate buildings over an estimated useful life of 40 years. We amortize leasehold improvements over their estimated useful lives of up to 15 years, or the respective lease terms, whichever is shorter.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that we expect to be in effect at the time when we believe the differences are going to reverse.

Stock-Based Compensation

Prior to January 2003, we accounted for employee stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related guidance. We did not recognize stock-based employee compensation expense related to stock options prior to 2003 as all options to purchase our stock or our subsidiaries’ stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years. The cost related to stock-based employee compensation included in net income for the three months and nine months ended September 30, 2004 and September 30, 2003, is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of SFAS 123.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Three months ended		Nine months ended
In millions, except for per share data	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003
Net income as reported	$258	$281	$890	$727
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	6	25	16
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(13)	(16)	(39)	(40)

Pro forma net income	$254	$271	$876	$703

Earnings per share
Basic-as reported	$.92	$1.01	$3.16	$2.59
Basic-pro forma	$.90	$.97	$3.11	$2.50
Diluted-as reported	$.91	$1.00	$3.13	$2.57
Diluted-pro forma	$.90	$.97	$3.08	$2.48

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

We used the following assumptions in the option pricing model to determine 2004 and 2003 stock option expense.

Option Pricing Assumptions

Weighted-average for the nine months ended September 30	2004		2003
Risk-free interest rate	3.4%		3.1%
Dividend yield	3.6%		3.5%
Volatility	28.9%		31.0%
Expected life	5	yrs.	5	yrs.

NOTE 2 VARIABLE INTEREST ENTITIES

As discussed in our 2003 Form 10-K and our first and second quarter 2004 Forms 10-Q, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs effective in 2003 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2003 Form 10-K and first quarter 2004 Form 10-Q.

At September 30, 2004, and December 31, 2003, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
September 30, 2004
Market Street Funding Corporation	$1,730	$1,730
Partnership interests in low income housing projects	517	517
Other	11	9

Total consolidated VIEs	$2,258	$2,256

December 31, 2003
Market Street Funding Corporation	$2,146	$2,146
Partnership interests in low income housing projects	436	436

Total consolidated VIEs	$2,582	$2,582

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Equity/ Maximum Equity Exposure
September 30, 2004
Collateralized debt obligations (a)	$3,020	$2,627	$35
Private investment funds (a)	1,175	672	33
Partnership interests in low income housing projects	37	28	5

Total significant variable interests	$4,232	$3,327	$73

December 31, 2003
Collateralized debt obligations (a)	$2,740	$2,370	$38
Private investment funds (a)	375	227	5
Partnership interests in low income housing projects	41	41	5
Private investment funds (managed by Hawthorn unit) (b)	1,144	1,144	3

Total significant variable interests	$4,300	$3,782	$51

(a)	Held by BlackRock.

(b)	Management of the funds was transferred as part of the sale of certain investment consulting activities of PNC Advisors’ Hawthorn unit during first quarter 2004.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activity. As permitted by FIN 46, we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Equity/ Maximum Equity Exposure
September 30, 2004
Private Equity Fund	$61	$61	$15

December 31, 2003
Private Equity Fund	$53	$52	$13

NOTE 3 ACQUISITIONS

SSRM HOLDINGS INC.

In August 2004, BlackRock entered into a definitive agreement to acquire SSRM Holdings Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. for $375 million in cash and stock. Under the terms of the transaction, which has been approved by the Boards of Directors of BlackRock and MetLife, MetLife will receive at closing $325 million in cash and $50 million of BlackRock class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over five years contingent on certain measures. The acquisition is expected to close in early 2005 pending required regulatory and fund shareholder approvals and satisfaction of other customary closing conditions.

The acquisition of SSRM is expected to enhance BlackRock’s investment management platform with additional United States equity, alternative investment and real estate equity management capabilities, expanding the universe of products offered to institutional and individual investors worldwide. In addition, the transaction is expected to expand the scale and scope of BlackRock’s mutual fund products and distribution capabilities.

RIGGS NATIONAL CORPORATION

In July 2004, The PNC Financial Services Group, Inc. entered into an Agreement and Plan of Merger to acquire Riggs National Corporation (“Riggs”). Riggs is a banking company with assets of approximately $6 billion that provides commercial and retail banking services through 50 branches in the metropolitan Washington, D.C. area.

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

The merger is subject to closing conditions including, among others, receipt of regulatory approvals and the approval of Riggs shareholders.

AVIATION FINANCE GROUP

On September 1, 2004, we acquired the business of the Aviation Finance Group, LLC (“AFG”), an Idaho-based company that specializes in loans to finance private aircraft. Historically, AFG has originated a diversified loan portfolio with average individual loan balances of approximately $2 million and a loan-to-value ratio below 70%. AFG’s loan volume has exceeded $150 million annually over the past few years and is expected to grow as part of PNC. The purchase agreement calls for a contingent payment at the end of the fifth anniversary date that may be due if certain loan balances and profitability targets are exceeded on a cumulative five-year basis.

UNITED NATIONAL BANCORP

As previously reported, we completed our acquisition of United National Bancorp, Inc. (“United National”) on January 1, 2004 by merging United National with and into our subsidiary, PNC Bancorp, Inc. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of our common stock valued at $360 million. As a result of the acquisition, we added $3.7 billion of assets, including $.6 billion of goodwill, $2.3 billion of deposits, $1.0 billion of borrowed funds and $.4 billion of shareholders’ equity to our Average Consolidated Balance Sheet for the quarter ended March 31, 2004.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In November 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The mandatorily redeemable noncontrolling interests in these entities, which represent noncontrolling interests in affordable housing partnerships, are included in the Consolidated Balance Sheet under the caption, “Minority and noncontrolling interests in consolidated entities.” Generally, on the date these VIEs are terminated, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at September 30, 2004 would have resulted in payments of approximately $253 million based on the terms of the respective entity’s governing documents and the measurement principles included in SFAS 150.

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

The Act may affect the future design and costs of our postretirement benefit plans. The financial implications of the Act are not precisely determinable because supporting regulations clearly defining which benefit plans may qualify for the federal subsidy have not yet been issued. FSP 106-2 provides guidance in accounting for the effects of the Act, even while those effects are not precisely certain, generally requiring recognition no later than the third quarter of 2004, if significant. We expect that some of our benefit plans will qualify for the Act’s federal subsidy, which will reduce postretirement benefits costs under SFAS 106. However, those effects are not expected to be significant and therefore, as required by FSP 106-2, the impact of the Act will not be reflected in our accumulated postretirement benefit obligations until December 31, 2004 and will not be reflected in our SFAS 106 costs until 2005.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. Comments on this proposal were due on October 29, 2004. The additional annual disclosures required by the March 2004 consensus are effective for our fiscal year ending December 31, 2004. The amount of any other-than-temporary impairment that may need to be recognized upon full implementation of EITF 03-1 will depend on market conditions and other factors and will not be known until the guidance is finalized. At September 30, 2004, the total unrealized losses in the securities available for sale portfolio was $118 million.

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

Effective December 31, 2003, we deconsolidated the assets and liabilities of the Trusts based upon guidance included in FIN 46. The deconsolidation of the Trusts removed $1.148 billion of Capital Securities issued by these Trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet at December 31, 2003. These assets represent our ownership of common stock issued by the Trusts. These debentures were previously issued by us or our subsidiary, PNC Bank, N.A., and were purchased and are held as assets by the Trusts.

NOTE 6 CASH FLOWS

Acquisition and divestiture activity during the first nine months of 2004 that affected our cash flows included the following:

•	During the second quarter of 2004, we sold our vehicle leasing business, resulting in net cash proceeds of $490 million.

•	Our acquisition of United National effective January 1, 2004 resulted in a total of $336 million of cash paid and $72 million of cash and due from banks received.

•	During the third quarter of 2004, we acquired the business of AFG for $35 million in cash.

•	During the second quarter of 2004, BlackRock sold its equity interest in Trepp LLC, resulting in net cash proceeds of $11 million.

•	During the first quarter of 2004, we sold certain investment consulting activities of PNC Advisors’ Hawthorn unit, resulting in net cash proceeds of $11 million.

Acquisition and divestiture activity during the first nine months of 2003 that affected our cash flows included the following:

•	During the first quarter of 2003, we purchased the minority interests in PFPC, representing approximately 2% of PFPC’s outstanding common stock, from other PFPC shareholders and cashed out or replaced all outstanding PFPC stock options. Net cash outflows during the first nine months of 2003 related to these PFPC actions totaled $42 million.

•	On June 30, 2003, PFPC completed the sale of its retirement services business to Wachovia Corp., resulting in net cash proceeds of $31 million.

•	We received $20 million related to the January 2003 settlement of all issues in dispute between us and Washington Mutual, FA in connection with the 2001 sale of our residential mortgage banking business. We reported this settlement in our fourth quarter 2002 results as a $16 million after-tax loss from discontinued operations.

•	During the third quarter of 2003, BlackRock made a contingency payment of $5 million related to the 2002 acquisition of an equity hedge fund manager.

•	During the second quarter of 2003, BlackRock entered into a binding agreement with an investment manager of a fund of hedge funds to purchase 80% of its outstanding equity for $4 million in cash.

NOTE 7 TRADING ACTIVITIES

Our trading activities include the underwriting of fixed income and equities, as well as customer-driven and proprietary trading in fixed income products, equities, derivatives, and foreign exchange.

Total trading revenue includes both net interest income from trading securities and net funding of financial derivatives, and other noninterest income from securities underwriting, foreign exchange and gains or losses from changes in the fair value of financial derivatives positions. Specific components of total trading revenue are as follows:

Nine months ended September 30 – in millions	2004	2003
Net interest income (expense)	$9	$(3)
Other noninterest income	69	99

Total trading revenue	$78	$96

Securities underwriting	$37	$63
Foreign exchange	22	19
Financial derivatives	19	14

Total trading revenue	$78	$96

Trading assets and liabilities consisted of the following:

In millions	September 30, 2004	December 31, 2003
Assets
Securities (a)	$1,282	$226
Financial derivatives (b)	621	555

Total assets	$1,903	$781

Liabilities
Securities sold short (c)	$172	$57
Financial derivatives (d)	596	578

Total liabilities	$768	$635

(a)	Included in Other short-term investments on the Consolidated Balance Sheet.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)	Included in Other borrowed funds on the Consolidated Balance Sheet.

(d)	Included in Other liabilities on the Consolidated Balance Sheet.

NOTE 8 LEGAL PROCEEDINGS

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement we announced on January 29, 2002 and that were the subject of a July 2002 consent order between PNC and the United States Securities and Exchange Commission and a June 2003 Deferred Prosecution Agreement between the United States Department of Justice and PNC ICLC Corp., one of our indirect non-bank subsidiaries. These pending proceedings or other matters are described below.

Among the requirements of the June 2003 Deferred Prosecution Agreement was the establishment of a $90 million restitution fund, which will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the restitution fund.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania arising out of the PAGIC transactions have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation’s common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. PNC and all other defendants have filed a motion to dismiss this lawsuit.

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

We continue to be engaged in discussions regarding the terms of a proposed settlement with respect to these PAGIC-related matters, as previously disclosed. This proposed settlement remains subject to resolution of outstanding issues with certain of the parties to the proposed settlement, completion of final documentation and conditions, including court approval. We cannot provide any assurance as to the ultimate outcome of these settlement discussions. The settlement, if completed, would address the claims asserted in the above-described PAGIC-related matters. Even if the settlement is completed, however, we may incur additional costs in the future related to the PAGIC transactions, including in connection with indemnification claims and/or the advancement of expenses incurred by others.

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and has been brought on Adelphia’s behalf as an adversary proceeding by the unsecured creditors’ committee in Adelphia’s bankruptcy proceeding. A motion to intervene on behalf of the equity committee is also pending in this case. The other lawsuits (one of which is a putative consolidated class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege violations of federal securities laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have substantial defenses to the claims against us in these lawsuits and intend to defend them vigorously. These lawsuits are currently in initial stages and present complex issues of law and fact. As a result, we are not currently capable of evaluating our exposure, if any, resulting from these lawsuits.

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

NOTE 9 NONPERFORMING ASSETS

Nonperforming assets were as follows:

In millions	September 30 2004	December 31 2003
Nonperforming loans (a)	$148	$266
Nonperforming loans held for sale (b)	2	27
Foreclosed and other assets	34	35

Total nonperforming assets (c)	$184	$328

(a)	Includes a troubled debt restructured loan of $1 million as of December 31, 2003.

(b)	Includes troubled debt restructured loans held for sale of $2 million as of September 30, 2004 and $10 million as of December 31, 2003.

(c)	Excludes equity management assets carried at estimated fair value of $29 million as of September 30, 2004 and $37 million as of December 31, 2003. These assets included troubled debt restructured assets of $10 million at September 30, 2004 and $5 million as of December 31, 2003.

NOTE 10 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Changes in the allowance for loan and lease losses were as follows:

In millions	2004	2003
Allowance at January 1	$632	$673
Charge-offs
Commercial (a)	(98)	(115)
Commercial real estate	(2)	(3)
Consumer	(32)	(29)
Residential mortgage	(3)	(2)
Lease financing	(4)	(42)

Total charge-offs	(139)	(191)

Recoveries
Commercial	22	17
Commercial real estate	1
Consumer	9	9
Residential mortgage	1	1
Lease financing	5	2

Total recoveries	38	29

Net charge-offs
Commercial	(76)	(98)
Commercial real estate	(1)	(3)
Consumer	(23)	(20)
Residential mortgage	(2)	(1)
Lease financing	1	(40)

Total net charge-offs	(101)	(162)

Provision for credit losses	33	143
Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit	(5)	(6)

Allowance at September 30	$581	$648

(a)	During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2004	2003
Allowance at January 1	$91	$84
Net change in allowance for unfunded loan commitments and letters of credit	5	6

Allowance at September 30	$96	$90

NOTE 11 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
September 30, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,789	$5	$(10)	$4,784
Mortgage-backed	7,226	21	(84)	7,163
Commercial mortgage-backed	2,275	20	(14)	2,281
Asset-backed	2,171	6	(10)	2,167
State and municipal	174	2		176
Other debt	33			33

Total debt securities	16,668	54	(118)	16,604
Corporate stocks and other	217	2		219

Total securities available for sale	$16,885	$56	$(118)	$16,823

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$1			$1

Total debt securities	1			1

Total securities held to maturity	$1			$1

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$16	$(2)	$3,416
Mortgage-backed	5,889	19	(94)	5,814
Commercial mortgage-backed	3,248	66	(4)	3,310
Asset-backed	2,698	13	(19)	2,692
State and municipal	133	3	(1)	135
Other debt	55	2		57

Total debt securities	15,425	119	(120)	15,424
Corporate stocks and other	259	7	(2)	264

Total securities available for sale	$15,684	$126	$(122)	$15,688

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2			$2

Total debt securities	2			2

Total securities held to maturity	$2			$2

Securities represented 22% of total assets at September 30, 2004 and 23% at December 31, 2003. The increase in total securities compared with December 31, 2003 was primarily due to increases in U.S. Treasuries and government agencies and mortgage-backed securities, partially offset by declines in commercial mortgage-backed and asset-backed securities.

At September 30, 2004, the securities available for sale balance included a net unrealized loss of $62 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million. The impact of increases in interest rates during the second and third quarters of 2004 was reflected in the net unrealized loss position at September 30, 2004.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after September 30, 2004, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at September 30, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 2 years and 9 months at September 30, 2004 and 2 years and 11 months at December 31, 2003.

We carry securities classified as held to maturity at amortized cost. Securities classified as held to maturity at September 30, 2004 and December 31, 2003 were related to Market Street and were consolidated due to our adoption of FIN 46 effective July 1, 2003. These securities represent a static pool of lottery payments purchased as a private placement. The expected weighted-average life of securities held to maturity was 10 months at September 30, 2004 and 2 years and 7 months at December 31, 2003.

Information relating to securities sold is set forth in the following table:

Securities Sold

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Income Taxes
2004	$12,583	$68	$23	$45	$16
2003	9,492	112	11	101	35

Net securities gains for the first nine months of 2003 included $25 million of gains related to the liquidation of the entities formed in 2001 in connection with the PAGIC transactions.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the nine months ended September 30, 2004 follows:

Goodwill

In millions	December 31 2003	Additions/ Adjustments	September 30 2004
Regional Community Banking	$438	$564	$1,002
Wholesale Banking	643	35	678
PNC Advisors	153		153
BlackRock	178	(1)	177
PFPC	945	1	946
Other	33	18	51

Total	$2,390	$617	$3,007

The United National acquisition resulted in the recognition of $564 million of goodwill recorded in the Regional Community Banking business segment. Additionally, we recorded $35 million in customer-related intangible assets resulting from this transaction.

The acquisition of AFG in September 2004 resulted in the recognition of $35 million of goodwill and other intangible assets recorded in the Wholesale Banking business segment. See Note 3 Acquisitions for further information.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares pursuant to its employee compensation plans. PNC recognizes goodwill because BlackRock repurchases its shares at an amount greater than book value and this results in an increase in PNC’s percentage ownership interest. We recognized goodwill of $18 million in the first nine months of 2004 as a result of BlackRock’s stock activity.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30 2004	December 31 2003
Customer-related and other intangibles
Gross carrying amount	$215	$186
Accumulated amortization	(97)	(78)

Net carrying amount	$118	$108

Mortgage and other loan servicing rights
Gross carrying amount	$388	$348
Accumulated amortization	(158)	(139)

Net carrying amount	$230	$209

Total	$348	$317

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. At December 31, 2003, we had three indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above with a total carrying value of $11 million: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.” During the first quarter of 2004, one of the investment management contracts held by BlackRock was impaired when the funds’ portfolio manager resigned. As a result, BlackRock began an orderly liquidation of the funds and recognized an impairment charge of $6 million in the first quarter of 2004. The total carrying value of the two remaining indefinite-lived intangible assets was $4 million at September 30, 2004.

For customer-related intangibles, the estimated remaining useful lives range from less than one year to 14 years, with a weighted-average remaining useful life of approximately 5 years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years using the net present value of the cash flows received from servicing the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2004, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2003	$2,390	$108	$209
Additions/adjustments:
United National acquisition	564	35
BlackRock fund impairment		(6)
BlackRock share repurchases	18
AFG acquisition	35
Wholesale Banking			40
Amortization		(19)	(19)

Balance at September 30, 2004	$3,007	$118	$230

Amortization expense on intangible assets for the third quarter of 2004 was $13 million and for the first nine months of 2004 was $38 million. Amortization expense on existing intangible assets for the remainder of 2004 and for 2005 through 2009 is estimated to be as follows:

•	Remainder of 2004: $13 million

•	2005: $55 million,

•	2006: $47 million,

•	2007: $45 million,

•	2008: $41 million, and

•	2009: $31 million.

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

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2004 and 2003 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post- retirement Benefits
Three months ended September 30 In millions	2004	2003	2004	2003	2004	2003
Service cost	$7	$9			$1
Interest cost	15	15	$1	$1	5	$3
Expected return on plan assets	(25)	(22)
Amortization of prior service cost	(1)	(1)			(2)	(1)
Recognized net actuarial loss	5	11	1	1	2	1

Net periodic cost	$1	$12	$2	$2	$6	$3

	Qualified Pension Plan		Nonqualified Pension Plan		Post- retirement Benefits
Nine months ended September 30 In millions	2004	2003	2004	2003	2004	2003
Service cost	$27	$27	$1	$1	$3	$1
Interest cost	48	46	3	3	13	12
Expected return on plan assets	(84)	(67)
Amortization of prior service cost	(1)	(1)			(5)	(4)
Recognized net actuarial loss	17	32	2	2	4	3
Losses due to settlements				4
Adjustments		(1)		(2)		(1)

Net periodic cost	$7	$36	$6	$8	$15	$11

Qualified pension costs for the third quarter of 2004 include a plan remeasurement to reflect certain changes in plan provisions, including a curtailment of future pension costs at PFPC which, in conjunction with this change, adopted a separate defined contribution plan with employer contributions that will vary with profit levels. This change also resulted in a one-time curtailment gain of less than $1 million.

We previously disclosed that we expected to contribute zero to our qualified pension plan in 2004 due to the plan’s fully funded status as the plan’s actuaries anticipated that no contributions will be permitted without exceeding certain legal limitations on plan funding. However, due to the acquisition of the United National pension plans during the first quarter of 2004, we contributed approximately $11 million to those qualified pension plans during the first quarter of 2004. We do not expect to contribute any additional amount during the remainder of 2004. We expect the expense associated with the United National plans to be approximately $.1 million for 2004.

2002 BlackRock Long-Term Retention and Incentive Plan

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of our $200 million LTIP funding requirement will be available to support BlackRock’s future long-term retention and incentive programs but are not subject to surrender until the programs are approved by BlackRock’s Compensation Committee of its Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. In general, LTIP participants must also be employed by BlackRock on the payment date in early 2007 to receive payment for an award. As of September 30, 2004, BlackRock had awarded approximately $207 million in LTIP Awards.

The LTIP Awards will fully vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for BlackRock’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of BlackRock’s Compensation Committee to reduce the amount of awards vested under the LTIP.

Due to the recent appreciation of BlackRock’s common share price above the $62 threshold, BlackRock management determined that full vesting of the LTIP was probable as of September 30, 2004, and as a result recorded a charge and a related liability in its third quarter 2004 results. This charge took into account the value of the awards granted through September 30, 2004 and the applicable service period. The pretax charge reported by PNC totaled $96 million, including $91 million reported as “Staff” noninterest expense and $5 million reported as “Other” noninterest expense in our Consolidated Statement of Income. The after-tax impact on PNC’s third quarter 2004 results after taking into account the adjustment for minority interests (PNC owns approximately 71% of BlackRock) was $42 million, or $.15 per diluted share. This includes a pro rata share of the estimated dilution of PNC’s investment in BlackRock that is expected to occur in 2007 when PNC transfers shares of BlackRock stock currently owned by PNC to fund a portion of the LTIP Awards.

We expect to report additional after-tax charges of approximately $6 million per quarter, beginning in the fourth quarter of 2004, through December 2006 related to the remaining service period of the LTIP Awards granted to date, assuming the LTIP Awards vest or full vesting remains probable.

Additional information on the third quarter 2004 LTIP charge is included in our and BlackRock’s Current Reports on Form 8-K dated October 6, 2004.

NOTE 14 EARNINGS PER SHARE

Basic and diluted earnings per share calculations follow:

	Three months ended September 30		Nine months ended September 30
In millions, except share and per share data	2004	2003	2004	2003
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$258	$281	$890	$727
Less: Preferred dividends declared			1	1

Net income applicable to basic earnings per common share	$258	$281	$889	$726
Basic weighted-average common shares outstanding (in thousands)	280,810	278,374	281,288	280,595

Basic earnings per common share	$.92	$1.01	$3.16	$2.59

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Net income	$258	$281	$890	$727
Less: BlackRock adjustment for common stock equivalents			3	1

Net income applicable to diluted earnings per common share	$258	$281	$887	$726
Basic weighted-average common shares outstanding (in thousands)	280,810	278,374	281,288	280,595
Conversion of preferred stock Series A and B	85	92	86	92
Conversion of preferred stock Series C and D	650	724	670	737
Conversion of debentures	11	14	12	14
Exercise of stock options (a)	726	420	948	338
Incentive share awards	540	467	544	444

Diluted weighted-average common shares outstanding (in thousands)	282,822	280,091	283,548	282,220

Diluted earnings per common share	$.91	$1.00	$3.13	$2.57

(a) Excludes stock options considered to be anti-dilutive (in thousands)	11,225	14,753	10,842	14,978

NOTE 15 SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first nine months of 2004 follows. Our preferred stock outstanding as of September 30, 2004 and December 31, 2003 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	277	$1,764	$1,108	$7,642	$(29)	$60	$(3,900)	$6,645
Net income				890				890
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(43)		(43)
Net unrealized losses on cash flow hedge derivatives						(39)		(39)
Other (a)						(3)		(3)

Comprehensive income								805

Cash dividends declared
Common ($1.50 per share)				(424)				(424)
Preferred				(1)				(1)
Treasury stock activity	5		112				172	284
Tax benefit of stock option plans			7					7
Stock options granted			16					16
Subsidiary stock transactions			3					3
Deferred compensation expense					(23)			(23)

Balance at September 30, 2004	282	$1,764	$1,246	$8,107	$(52)	$(25)	$(3,728)	$7,312

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2004 In millions	Pretax Amount	Tax Benefit (Expense)	After-tax Amount
Change in net unrealized securities losses
Increase in net unrealized gains (losses) for securities held at period end	$(10)	$3	$(7)
Less: Net gains realized in net income (b)	56	(20)	36

Change in net unrealized securities losses	(66)	23	(43)

Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(23)	8	(15)
Less: Net gains realized in net income	37	(13)	24

Change in net unrealized losses on cash flow hedge derivatives	(60)	21	(39)

Other (a)	(4)	1	(3)

Other comprehensive income (loss)	$(130)	$45	$(85)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	September 30, 2004		December 31, 2003
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities (losses) gains	$(62)	$(40)	$4	$3
Net unrealized gains on cash flow hedge derivatives	14	9	74	48
Other (a)	10	6	14	9

Accumulated other comprehensive income (loss)	$(38)	$(25)	$92	$60

(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.
(b)	The pretax amount represents net unrealized gains at December 31, 2003 that were realized in 2004 when the related securities were sold. This amount differs from net securities gains included in the Consolidated Statement of Income primarily because it does not include gains or losses realized on securities purchased and sold during 2004.

NOTE 16 FINANCIAL DERIVATIVES

If a derivative is not effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged, then any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item which are unrelated to the risks being hedged or related to time value, which if excluded, are recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in net losses of $1.3 million and $4.0 million in the third quarter and nine months ended September 30, 2004, respectively, compared with net losses of $.3 million and $3.2 million in the same periods of 2003.

During the next twelve months, we expect to reclassify to earnings $15 million of net gains, or $10 million after taxes, on cash flow hedge derivatives currently reported in accumulated other comprehensive income. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps and would mitigate reductions in interest income recognized on the related floating rate commercial loans.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2004 we held U. S. treasuries, mortgage-backed securities and agency debentures with a fair value of $200 million and pledged and mortgage-backed securities with a fair value of $188 million under these agreements.

Derivative Financial Instruments-Summary Information

The notional amount and estimated net fair value for derivatives designated as accounting hedges and other free-standing derivatives used for customer accommodation, proprietary trading, and other risk management purposes at September 30, 2004 and December 31, 2003 were:

	September 30, 2004		December 31, 2003
(In millions)	Notional Amount	Estimated net fair value	Notional Amount	Estimated net fair value
ACCOUNTING HEDGES
Interest rate contracts	$3,845	$231	$7,970	$349

FREE-STANDING DERIVATIVES
Interest rate contracts	56,046	6	33,114	(43)
Equity contracts	2,216	14	1,609	(1)
Foreign exchange contracts	3,717	1	3,084	6
Credit contracts	323	(3)	166	(3)
Options	22,038	(2)
Other	1,689	3	539	19

Total	$86,029	$19	$38,512	$(22)

NOTE 17 SEGMENT REPORTING

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Regional Community Banking provides deposit, lending, cash management and investment services to 2.2 million consumer and small business customers within our primary geographic footprint. See Note 3 Acquisitions for further information on

United National, the results of which are primarily captured within the Regional Community Banking segment.

Wholesale Banking provides lending, treasury management, capital markets-related products and services, and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution. Wholesale Banking provides products and services generally within PNC’s primary geographic markets and provides certain products and services nationally.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit, and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. In March 2004, PNC sold certain investment consulting activities of its Hawthorn unit and recognized a pretax gain of $10 million on this sale during the first quarter of 2004. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within PNC’s primary geographic markets.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $323 billion of assets under management at September 30, 2004. BlackRock manages assets on behalf of institutions and individual investors worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions® brand name and financial advisory services to institutional investors.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results Of Businesses

Three months ended September 30 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2004 INCOME STATEMENT
Net interest income (expense)	$341	$178	$29	$6	$(12)	$(54)	$3	$491
Noninterest income	183	119	122	171	202	58	(17)	838

Total revenue	524	297	151	177	190	4	(14)	1,329
Provision for credit losses	13	1	1			(2)		13
Depreciation and amortization	12	6	2	6	14	17		57
Other noninterest expense	288	160	110	188	147	46	(15)	924

Earnings (loss) before minority and other interests and income taxes	211	130	38	(17)	29	(57)	1	335
Minority and noncontrolling interests in income of consolidated entities		(12)				(1)		(13)
Income taxes	77	42	14	(7)	12	(49)	1	90

Earnings (loss)	$134	$100	$24	$(10)	$17	$(7)	$	$258

Inter-segment revenue	$1	$4	$3	$7		$(1)	$(14)

AVERAGE ASSETS (a)	$22,170	$21,579	$2,784	$1,077	$2,073	$27,506	$(1,828)	$75,361

2003 INCOME STATEMENT
Net interest income (expense)	$309	$171	$27	$6	$(14)	$(12)		$487
Noninterest income	168	156	129	150	188	58	$(24)	825

Total revenue	477	327	156	156	174	46	(24)	1,312
Provision for credit losses	9	38	1			2		50
Depreciation and amortization	10	4	3	6	5	16		44
Other noninterest expense	267	157	113	86	140	38	(18)	783

Earnings (loss) before minority and other interests and income taxes	191	128	39	64	29	(10)	(6)	435
Minority and noncontrolling interests in income of consolidated entities		(11)				15	(2)	2
Income taxes	69	42	14	24	12	(7)	(2)	152

Earnings (loss)	$122	$97	$25	$40	$17	$(18)	$(2)	$281

Inter-segment revenue	$4	$1	$6	$4	$2	$7	$(24)

AVERAGE ASSETS (a)	$16,882	$22,148	$2,731	$920	$1,896	$25,900	$(2,024)	$68,453

Nine months ended September 30 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2004 INCOME STATEMENT
Net interest income (expense)	$1,012	$511	$83	$27	$(36)	$(131)		$1,466
Noninterest income	522	423	392	537	602	235	$(52)	2,659

Total revenue	1,534	934	475	564	566	104	(52)	4,125
Provision for credit losses	48	(4)				(11)		33
Depreciation and amortization	37	16	7	16	30	52		158
Other noninterest expense	882	474	339	411	452	122	(52)	2,628

Earnings (loss) before minority and other interests and income taxes	567	448	129	137	84	(59)		1,306
Minority and noncontrolling interests in income of consolidated entities		(32)		4		33		5
Income taxes	206	145	47	40	34	(64)	3	411

Earnings (loss)	$361	$335	$82	$93	$50	$(28)	$(3)	$890

Inter-segment revenue	$5	$5	$9	$24		$9	$(52)

AVERAGE ASSETS (a)	$21,461	$21,844	$2,727	$1,077	$2,043	$26,869	$(1,933)	$74,088

2003 INCOME STATEMENT
Net interest income (expense)	$906	$507	$80	$17	$(40)	$41		$1,511
Noninterest income	494	442	376	437	567	151	$(71)	2,396

Total revenue	1,400	949	456	454	527	192	(71)	3,907
Provision for credit losses	26	112	2			3		143
Depreciation and amortization	28	14	8	16	15	55		136
Other noninterest expense	798	453	338	254	435	263	(59)	2,482

Earnings (loss) before minority and other interests and income taxes	548	370	108	184	77	(129)	(12)	1,146
Minority and noncontrolling interests in income of consolidated entities		(13)				41	(2)	26
Income taxes	198	109	39	70	31	(49)	(5)	393

Earnings (loss)	$350	$274	$69	$114	$46	$(121)	$(5)	$727

Inter-segment revenue	$16	$4	$19	$13	$6	$13	$(71)

AVERAGE ASSETS (a)	$16,570	$20,689	$2,732	$920	$1,884	$25,818	$(1,946)	$66,667

(a)	Period-end balances for BlackRock.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the “Review of Businesses” section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis (except for BlackRock in 2003 and PFPC for both years) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the “Review of Businesses” section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense), debt financing and fund servicing revenue as disclosed in the “Review of Businesses” section in Part I, Item 2 of this Report.

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

At September 30, 2004, we had outstanding commitments to make additional equity investments of $158 million in certain equity management entities and affordable housing limited partnerships.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit outstanding on September 30, 2004 had terms ranging from less than one year to six years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $5.0 billion at September 30, 2004. Assets valued as of September 30, 2004 of approximately $1.1 billion secured certain specifically identified standby letters of credit. Approximately $1.5 billion in recourse provisions from third parties was also available for this purpose as of September 30, 2004. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers are also secured by collateral or guarantees that secure the customer’s other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit was $39 million at September 30, 2004.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations and enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits unrelated to us. At September 30, 2004, our commitments under standby bond purchase agreements totaled $286 million and our commitments under other liquidity facilities totaled $292 million. The carrying amount of the liability for our obligations related to municipal bond obligations and certain other liquidity facilities was $3 million at September 30, 2004.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2004. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2004, the total maximum potential exposure as a result of these indemnity obligations was $8.3 billion, although we held collateral at the time in excess of that amount.

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

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine months ended September 30
	2004			2003
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
ASSETS
Interest-earning assets
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,457	$146	3.01%	$3,828	$114	3.99%
Other debt	8,861	252	3.79	9,955	311	4.15
State and municipal	235	12	6.91	104	5	6.65
Corporate stocks and other	247	8	4.27	446	9	2.90

Total securities available for sale	15,800	418	3.52	14,333	439	4.09
Securities held to maturity	2		6.80	24	2	7.88

Total securities	15,802	418	3.53	14,357	441	4.09
Loans, net of unearned income
Commercial	16,398	617	4.94	15,277	645	5.57
Commercial real estate	2,156	75	4.57	2,155	76	4.66
Consumer	13,790	529	5.12	10,509	456	5.79
Residential mortgage	3,825	149	5.20	3,220	141	5.86
Lease financing	3,555	120	4.51	4,062	167	5.51
Other	507	11	2.89	418	11	3.28

Total loans, net of unearned income	40,231	1,501	4.94	35,641	1,496	5.57
Loans held for sale	1,591	31	2.54	1,671	35	2.77
Federal funds sold	70		.17	652	6	1.24
Resale agreements	1,733	23	1.76	1,282	13	1.32
Other	1,486	50	4.53	922	68	9.79

Total interest-earning assets/interest income	60,913	2,023	4.41	54,525	2,059	5.02
Noninterest-earning assets
Allowance for loan and lease losses	(616)			(676)
Cash and due from banks	2,846			2,721
Other assets	10,945			10,097

Total assets	$74,088			$66,667

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$15,842	111.94		$15,134	116	1.02
Demand	7,869	6.10		7,097	6.12
Savings	2,638	7.37		2,108	5.33
Retail certificates of deposit	8,844	178	2.68	8,992	211	3.13
Other time	617	18	3.80	266	15	7.30
Time deposits in foreign offices	1,285	12	1.18	221	2	1.04

Total interest-bearing deposits	37,095	332	1.19	33,818	355	1.40
Borrowed funds
Federal funds purchased	2,051	17	1.11	683	6	1.13
Repurchase agreements	1,274	10	1.00	1,071	9	1.09
Bank notes and senior debt	2,738	46	2.20	3,570	58	2.15
Federal Home Loan Bank borrowings	486	(2)	(.43)	1,159	(13)	(1.49)
Subordinated debt	3,516	102	3.85	2,041	62	4.03
Mandatorily redeemable capital securities of subsidiary trusts				286	14	6.60
Commercial paper	1,868	17	1.20	843	7	1.11
Other borrowed funds	551	21	5.02	194	43	29.58

Total borrowed funds	12,484	211	2.24	9,847	186	2.50

Total interest-bearing liabilities/interest expense	49,579	543	1.46	43,665	541	1.65
Noninterest-bearing liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	11,838			10,492
Allowance for unfunded loan commitments and letters of credit	88			79
Accrued expenses and other liabilities	5,088			4,911
Minority and noncontrolling interests in consolidated entities	440			266
Mandatorily redeemable capital securities of subsidiary trusts				562
Shareholders’ equity	7,055			6,692

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$74,088			$66,667

Interest rate spread			2.95			3.37
Impact of noninterest-bearing sources			.27			.33

Net interest income/margin		$1,480	3.22%		$1,518	3.70%

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

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	Third Quarter 2004			Second Quarter 2004			Third Quarter 2003
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
ASSETS
Interest-earning assets
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,288	$49	3.10%	$6,654	$48	2.91%	$4,562	$41	3.62%
Other debt	8,667	85	3.90	8,624	78	3.63	10,187	96	3.75
State and municipal	216	5	10.35	225	3	5.65	144	2	6.11
Corporate stocks and other	201	2	4.37	259	2	2.40	397	3	2.94

Total securities available for sale	15,372	141	3.67	15,762	131	3.33	15,290	142	3.71
Securities held to maturity	2		(.70)	2		5.78	5		6.66

Total securities	15,374	141	3.67	15,764	131	3.33	15,295	142	3.71
Loans, net of unearned income
Commercial	16,915	211	4.87	16,445	203	4.89	15,805	213	5.28
Commercial real estate	2,120	25	4.58	2,100	23	4.41	2,034	24	4.67
Consumer	14,673	187	5.06	13,968	177	5.08	11,195	155	5.49
Residential mortgage	4,354	56	5.16	3,622	47	5.18	2,807	39	5.57
Lease financing	3,182	35	4.38	3,437	38	4.46	4,503	55	4.88
Other	507	4	3.02	497	3	2.91	529	4	2.70

Total loans, net of unearned income	41,751	518	4.89	40,069	491	4.89	36,873	490	5.25
Loans held for sale	1,578	10	2.42	1,636	13	3.19	1,480	8	2.11
Federal funds sold	4		1.55				46		.98
Resale agreements	1,279	6	2.07	1,896	9	1.68	1,690	7	1.52
Other	1,745	17	3.92	1,550	18	4.64	911	23	9.83

Total interest-earning assets/interest income	61,731	692	4.44	60,915	662	4.34	56,295	670	4.71
Noninterest-earning assets
Allowance for loan and lease losses	(593)			(603)			(674)
Cash and due from banks	2,851			2,793			2,788
Other assets	11,372			10,762			10,044

Total assets	$75,361			$73,867			$68,453

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits

Money market	$15,916	43	1.08	$16,027	35.88		$15,198	33.87
Demand	7,857	2.10		7,878	2.09		7,277	2.11
Savings	2,730	3.44		2,595	2.34		2,133	1.24
Retail certificates of deposit	9,100	60	2.64	8,650	58	2.69	8,460	64	2.98
Other time	825	7	3.23	680	6	3.46	264	5	7.19
Time deposits in foreign offices	1,561	6	1.46	1,485	4.99		238	1.92

Total interest-bearing deposits	37,989	121	1.27	37,315	107	1.15	33,570	106	1.25
Borrowed funds
Federal funds purchased	1,940	7	1.44	2,303	6	1.00	1,306	3	1.03
Repurchase agreements	1,158	4	1.23	1,508	4.86		1,204	3.96
Bank notes and senior debt	2,709	16	2.28	2,752	15	2.18	2,904	16	2.15
Federal Home Loan Bank borrowings	98		2.24	184	1	2.29	1,129	(5)	(1.88)
Subordinated debt	3,411	34	3.89	3,545	33	3.79	1,949	19	3.82
Mandatorily redeemable capital securities of subsidiary trusts							848	14	6.67
Commercial paper	1,679	6	1.48	1,815	5	1.08	2,501	7	1.11
Other borrowed funds	760	6	3.21	449	6	5.21	258	18	27.65

Total borrowed funds	11,755	73	2.45	12,556	70	2.21	12,099	75	2.45

Total interest-bearing liabilities/interest expense	49,744	194	1.55	49,871	177	1.42	45,669	181	1.57
Noninterest-bearing liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	12,477			11,681			11,040
Allowance for unfunded loan commitments and letters of credit	84			90			77
Accrued expenses and other liabilities	5,469			4,772			4,827
Minority and noncontrolling interests in consolidated entities	466			419			295
Mandatorily redeemable capital securities of subsidiary trusts
Shareholders’ equity	7,121			7,034			6,545

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$75,361			$73,867			$68,453

Interest rate spread			2.89			2.92			3.14
Impact of noninterest-bearing sources			.30			.26			.30

Net interest income/margin		$498	3.19%		$485	3.18%		$489	3.44%

Loan fees for the nine months ended September 30, 2004 and September 30, 2003, were $81 million and $82 million, respectively. Loan fees for the three months ended September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003 were $26 million, $29 million, $26 million, $28 million and $29 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2004 and September 30, 2003 were $14 million and $7 million, respectively. The taxable-equivalent adjustments for the three months ended September 30, 2004, June 30, 2004 and September 30, 2003 were $7 million, $4 million and $2 million, respectively.

PART	II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement we announced on January 29, 2002 and that were the subject of a July 2002 consent order between PNC and the United States Securities and Exchange Commission and a June 2003 Deferred Prosecution Agreement between the United States Department of Justice and PNC ICLC Corp., one of our indirect non-bank subsidiaries. These pending proceedings or other matters are described below.

Among the requirements of the June 2003 Deferred Prosecution Agreement was the establishment of a $90 million restitution fund, which will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the restitution fund.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania arising out of the PAGIC transactions have been consolidated in a consolidated class action complaint brought on behalf of purchasers of the Corporation’s common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters. PNC and all other defendants have filed a motion to dismiss this lawsuit.

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

We continue to be engaged in discussions regarding the terms of a proposed settlement with respect to these PAGIC-related matters, as previously disclosed. This proposed settlement remains subject to resolution of outstanding issues with certain of the parties to the proposed settlement, completion of final documentation and conditions, including court approval. We cannot provide any assurance as to the ultimate outcome of these settlement discussions. The settlement, if completed, would address the claims asserted in the above-described PAGIC-related matters. Even if the settlement is completed, however, we may incur additional costs in the future related to the PAGIC transactions, including in connection with indemnification claims and/or the advancement of expenses incurred by others.

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and has been brought on Adelphia’s behalf as an adversary proceeding by the unsecured creditors’ committee in Adelphia’s bankruptcy proceeding. A motion to intervene on behalf of the equity committee is also pending in this case. The other lawsuits (one of which is a putative consolidated class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege violations of federal securities laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have substantial defenses to the claims against us in these lawsuits and intend to defend them vigorously. These lawsuits are currently in initial stages and present complex issues of law and fact. As a result, we are not currently capable of evaluating our exposure, if any, resulting from these lawsuits.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our common stock repurchases during the third quarter of 2004 are included in the following table:

In thousands, except per share data

2004 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – July 31	134	$50.58	86	17,401
August 1 – August 31	229	$50.98	162	17,239
September 1 – September 30	57	$53.35		17,239

Total	420	$51.17	248

(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and common stock purchased in connection with various employee benefit plans of the Corporation.

(b)	Our current stock repurchase program allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program began February 19, 2004 and terminates on February 28, 2005.

ITEM 6.	EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

4.9	Form of the PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance

4.10	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance

4.11	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance

4.12	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance

10.29	PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

10.30	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements+

10.31	Form of non-CEG change in control severance agreements+

10.32	Forms of director stock option and restricted stock agreements+

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.13	Agreement and Plan of Merger, dated as of July 16, 2004, by and between The PNC Financial Services Group, Inc. and Riggs National Corporation

+	Denotes management contract or compensatory plan

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 450 Fifth Street NW, Washington, D.C. 20549. Shareholders may also receive copies, without charge, by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 5, 2004, on its behalf by the undersigned thereunto duly authorized.

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

Pittsburgh, Pennsylvania 15222-2707

(412) 762-2000

STOCK LISTING

The PNC Financial Services Group, Inc. common stock is listed on the New York Stock Exchange under the symbol PNC.

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You may obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on or through PNC’s internet website at www.pnc.com in the “For Investors” section. Copies may also be obtained without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

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

	High	Low	Close	Cash Dividends Declared
2004 Quarter
First	$59.79	$52.68	$55.42	$.50
Second	56.00	50.70	53.08	.50
Third	54.22	48.90	54.10	.50

Total				$1.50

2003 Quarter
First	$45.95	$41.63	$42.38	$.48
Second	50.11	42.06	48.81	.48
Third	50.17	46.41	47.58	.48
Fourth	55.55	47.63	54.73	.50

Total				$1.94

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