Form 10-K
period 2004-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2005-03-16
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 Commission file number 001-09718

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

$1.80 Cumulative Convertible Preferred Stock—Series A, par value $1.00

$1.80 Cumulative Convertible Preferred Stock—Series B, par value $1.00

8.25% Convertible Subordinated Debentures Due 2008

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2004, determined using the per share closing price on that date on the New York Stock Exchange of $53.08, was approximately $14.9 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 28, 2005: 282,985,715

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 26, 2005 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. (“PNC” or “Corporation”) has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (“Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Cautionary Statement Regarding Forward-Looking Information included in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW

We are one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, wholesale banking, wealth management, asset management, and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. We also provide certain asset management and global fund processing services internationally. At December 31, 2004, our consolidated total assets, deposits and shareholders’ equity were $79.7 billion, $53.3 billion and $7.5 billion, respectively.

We were incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, we have diversified our geographical presence, business mix and product capabilities through internal growth and strategic bank and non-bank acquisitions and the formation of various non-banking subsidiaries.

We include information on significant recent acquisitions and a pending acquisition in Note 3 Acquisitions and Note 31 Subsequent Events and include information on divestitures in Note 6 Discontinued Operations of the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

REVIEW OF LINES OF BUSINESS

In addition to the following information relating to our lines of business, we incorporate information under the captions Line of Business Highlights, Product Revenue, Cross-border Leases and Related Tax Matters, Vehicle and Aircraft Leasing Businesses and Review of Businesses in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 25 Segment Reporting of the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

We operate five major businesses engaged in providing banking, asset management and global fund processing products and services. Banking businesses include regional community banking, wholesale banking and wealth management. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Regional Community Banking

Regional Community Banking provides deposit, lending, and cash management services, and investment services through PNC Investments, LLC, to approximately 2.2 million consumer and small business customers within PNC’s primary geographic footprint.

Our goal is to generate sustainable revenue growth by consistently increasing our customer base. We seek additional revenue growth by attempting to sell additional products and services to these customers.

In addition, we are focused on optimizing our network of branches by opening stand-alone and in-store branches in attractive sites while consolidating or selling branches with less opportunity for growth.

We completed our acquisition of United National Bancorp, Inc. (“United National”) on January 1, 2004. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of our common stock valued at $360 million. As a result of the acquisition, we added $3.7 billion of assets (including $.6 billion of goodwill), $2.3 billion of deposits, $1.0 billion of borrowed funds and $.4 billion of shareholders’ equity to our Average Consolidated Balance Sheet for the quarter ended March 31, 2004.

Wholesale Banking

Wholesale Banking provides lending, treasury management, capital markets-related products and services, and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution. Wholesale Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

Wholesale Banking is focused on becoming a trusted business advisor for its customers and on acquiring new customers while retaining and growing its existing customer base. Wholesale Banking’s primary goals are market share growth and high-quality loan growth.

PNC Advisors

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. (“Hilliard Lyons”). PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through our Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within our primary geographic markets.

PNC Advisors is focused on creating enduring relationships with its clients by offering individualized solutions to help meet their financial goals and aspirations.

BlackRock

BlackRock, Inc. (“BlackRock”) is one of the largest publicly traded investment management firms in the United States, with approximately $342 billion of assets under management at December 31, 2004. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management, investment analytics and enterprise investment system services and products to institutional investors through its BlackRock Solutions® product line and strategic advisory services through its Advisory Services Group.

The ability of BlackRock to grow assets under management is the key driver of increases in revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives while maintaining stringent risk controls and providing best in class client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on its strategy.

BlackRock is approximately 71% owned by PNC and is consolidated into PNC’s financial statements. Accordingly, approximately 29% of BlackRock’s earnings are recognized as minority interest expense in our Consolidated Statement of Income.

Effective January 31, 2005, BlackRock acquired SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors with approximately $55 billion in assets under management at December 31, 2004. At closing, MetLife, Inc. received approximately $285 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. The transaction is expected to be immediately accretive to BlackRock’s earnings. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over 5 years contingent on certain measures.

You should also review Note 31 Subsequent Events of the Notes To Consolidated Financial Statements in Item 8 of this Report regarding the transfer of BlackRock from PNC Bank, N.A. to PNC Bancorp, Inc. and the related impact on our first quarter 2005 earnings.

PFPC

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

PFPC focuses technological resources on driving efficiency through streamlining operations and developing flexible systems architecture and client-focused servicing solutions.

SUBSIDIARIES

Our corporate legal structure at December 31, 2004 consisted of two subsidiary banks, including their subsidiaries, and over 40 active non-bank subsidiaries. PNC Bank, National Association (“PNC Bank, N.A.”) headquartered in Pittsburgh, Pennsylvania, is our principal bank subsidiary. At December 31, 2004, PNC Bank, N.A. had total consolidated assets representing approximately 93% of our consolidated assets. Our other bank subsidiary is PNC Bank, Delaware. For additional information on our subsidiaries, you may review Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	112
Analysis Of Year-To-Year Changes In Net Interest Income	111
Book Values Of Securities	24-25 and 82-83
Maturities And Weighted-Average Yield Of Securities	84
Loan Types	22 and 85
Selected Loan Maturities And Interest Sensitivity	114
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	44,45,71, and 86
Potential Problem Loans And Loans Held For Sale	25,44,45
Summary Of Loan Loss Experience	45-47, and 113
Assignment Of Allowance For Loan and Lease Losses	45-47, and 113
Average Amount And Average Rate Paid On Deposits	112
Time Deposits Of $100,000 Or More	89 and 114
Selected Consolidated Financial Data	13-14
Short-Term Borrowings	114

SUPERVISION AND REGULATION

Overview

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 4 Regulatory Matters of the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our regulatory issues. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”). We are subject to examination by these regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. An examination downgrade by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth.

These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

We are also subject to regulation by the Securities and Exchange Commission (“SEC”) by virtue of our status as a public company and due to the nature of some of our businesses.

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the continuation and growth of our businesses. The Federal Reserve, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

Over the last several years, there has been an increasing regulatory focus on compliance with anti-money laundering laws and regulations, resulting in, among other things, several significant publicly announced enforcement actions, including those relating to Riggs National Corporation. In response to this environment, we are working to enhance our procedures for compliance with these laws and regulations.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to us.

Bank Regulation

As a bank holding company and a financial holding company, we are subject to supervision and regular inspection by the Federal Reserve. Our subsidiary banks and their subsidiaries are subject to supervision and examination by applicable federal and state banking agencies, principally the OCC with respect to PNC Bank, N.A. and the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the State Bank Commissioner of Delaware with respect to PNC Bank, Delaware.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. Our subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the direct parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to PNC at the parent company level. Our subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and non-bank affiliates as discussed in Note 4 Regulatory Matters of the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information is also available in the Liquidity Risk Management section of Item 7 of this Report.

Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. This policy does not currently have a negative impact on PNC’s ability to pay dividends at our current level.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying bank holding company to become a “financial holding company” and thereby to affiliate with financial companies engaging in a broader range of activities than would otherwise be permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000.

The Federal Reserve is the “umbrella” regulator of a financial holding company, with its operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, also subject to the jurisdiction of various federal and state “functional” regulators with normal regulatory responsibility for companies in their lines of business.

As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are allowed to conduct new financial activities or acquire non-bank financial companies with after-the-fact notice to the Federal Reserve. In addition, our non-bank subsidiaries (and any financial subsidiaries of subsidiary banks) are now permitted to engage in certain activities that were not permitted for banks and bank holding companies prior to enactment of the GLB Act, and to engage on less restrictive terms in certain activities that were previously permitted. Among other activities, we currently rely on our status as a financial holding company to conduct mutual fund distribution activities, merchant banking activities, and underwriting and dealing activities.

To continue to qualify for financial holding company status, our subsidiary banks must maintain “well capitalized” capital ratios, examination ratings of “1” or “2” (on a scale of 1 to 5), and certain other criteria that are incorporated into the definition of “well managed” under the BHC Act and Federal Reserve rules. If we were to no longer qualify for this status, we could not continue to enjoy the after-the-fact notice process for new non-banking activities and non-banking acquisitions, and would be required promptly to enter into an agreement with the Federal Reserve providing a plan for our subsidiary banks to meet the “well capitalized” and “well managed” criteria. The Federal Reserve would have broad authority to limit our activities. Failure to satisfy the criteria within a six-month period could result in a requirement that we conform existing non-banking activities to activities that were permissible prior to the enactment of the GLB Act. If a subsidiary bank failed to maintain a “satisfactory” or better rating under the Community Reinvestment Act of 1977, as amended (“CRA”), we could not commence new activities or make new investments in reliance on the GLB Act.

In addition, the GLB Act permits a national bank, such as PNC Bank, N.A., to engage in expanded activities through the formation of a “financial subsidiary.” In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. and each of its depository institution affiliates must be “well capitalized” and “well managed” and may not have a less than “satisfactory” CRA rating. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A., must also have issued debt (which, for this purpose, may include the uninsured portion of PNC Bank, N.A.’s long-term certificates of deposit) with certain minimum ratings. Although PNC Bank, N.A. does not currently have any financial subsidiaries, it has filed a financial subsidiary certification with the OCC and thus could engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity, with certain exceptions. These activities generally include insurance underwriting, insurance investments, real estate investment or development, and merchant banking.

If one of our subsidiary banks were to fail to meet the “well capitalized” or “well managed” and related criteria, PNC Bank, N.A. would be required to enter into an agreement with the OCC to correct the condition. The OCC would have the authority to limit the activities of the bank. If the condition were not corrected within six months or within any additional time granted by the OCC, PNC Bank, N.A. could be required to conform the activities of any of its financial subsidiaries to activities in which a national bank could engage directly. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory CRA examination rating, PNC Bank, N.A. would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.

Other Federal Reserve and OCC Regulation. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2004, both of our subsidiary banks exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Capital And Funding Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 4 Regulatory Matters of the Notes To Consolidated Financial Statements in Item 8 of this Report.

Laws and regulations limit the scope of our permitted activities and investments. In addition to the activities that would be permitted a financial subsidiary, national banks (such as PNC Bank, N.A.) and their operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking.

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

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. When reviewing bank acquisition applications for approval, the Federal Reserve considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the CRA. At December 31, 2004, both of our bank subsidiaries, PNC Bank, N.A. and PNC Bank, Delaware, were rated “outstanding” with respect to CRA. Our ability to grow through acquisitions could be limited by these approval requirements.

FDIC Insurance. Both of our subsidiary banks are insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank. Since 1996, the FDIC has not assessed banks in the most favorable capital and assessment risk classification categories for insurance premiums for most deposits, due to the favorable ratio of the assets in the FDIC’s deposit insurance funds to the aggregate level of insured deposits outstanding. This has resulted in significant cost savings to all insured banks. Deposit insurance premiums are assessed as a percentage of the deposits of the insured institution. If the FDIC assesses premiums for all deposits, it would impose a significant cost to all insured banks, including our subsidiary banks, reducing the net spread between deposit and other bank funding costs and the earnings from assets and services of the bank, and thus the net income of the bank. FDIC deposit insurance premiums are “risk based”; therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles may take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

Our subsidiary banks are subject to “cross-guarantee” provisions under federal law that provide that if one of these banks fails or requires FDIC assistance, the FDIC may assess a “commonly-controlled” bank for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on our financial condition or that of the assessed bank. While the FDIC’s claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of our shareholders and affiliates, including PNC and intermediate bank holding companies.

Recent Transaction: BlackRock Restructuring. In January 2005, PNC Bank, N.A. transferred BlackRock, Inc., one of its operating subsidiaries, to PNC Bancorp, Inc. This transaction resulted in a net reduction in regulatory capital for PNC Bank, N.A. of approximately $500 million. As a condition for regulatory approval of this transfer, PNC Bank, N.A. issued a new series of perpetual non-cumulative preferred shares to PNC totaling $500 million, thus maintaining the risk-based capital and leverage ratios of PNC Bank, N.A. at approximately the same level as before the BlackRock restructuring. See Note 31 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information.

Securities and Related Regulation

The SEC, together with either the OCC or the Federal Reserve, regulates our registered broker-dealer subsidiaries, including one of BlackRock’s subsidiaries. These subsidiaries are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. (“NASD”), among others. Hilliard Lyons is also a member of the New York Stock Exchange and subject to its regulations and supervision. Three subsidiaries, including one of BlackRock’s subsidiaries, are registered as commodity pool operators with the Commodity Futures Trading Commission and the National Futures Association, and are subject to regulation by them.

Several of our subsidiaries, including some of BlackRock’s subsidiaries, are registered with the SEC as investment advisers and, therefore, are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisers is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of investment advisers. The regulations applicable to investment advisers cover all aspects of the investment advisory business, including limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients; record-keeping; operational, marketing and reporting requirements; disclosure requirements; limitations on principal transactions between an adviser or its affiliates and advisory clients; as well as general anti-fraud prohibitions. Our investment advisory subsidiaries also may be subject to state securities laws and regulations. In addition, our investment adviser subsidiaries, such as some BlackRock subsidiaries, that are investment advisors to registered investment companies and other managed accounts are subject to the requirements of the Investment Company Act of 1940, as amended, and the SEC’s regulations thereunder.

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

Recently, the SEC and other governmental agencies have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of this industry. The effect of regulatory reform has been, and is likely to continue, to increase the extent of regulation of the mutual fund industry and impose additional compliance obligations and costs on our subsidiaries involved with the mutual fund industry.

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

For additional information about the regulation of BlackRock, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

COMPETITION

We are subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to bank regulatory supervision and restrictions.

In making loans, our subsidiary banks compete with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to capital markets. Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars.

Our subsidiary banks compete for deposits with the following:

•	Other commercial banks,
•	Savings banks,
•	Savings and loan associations,
•	Credit unions,
•	Treasury management service companies,
•	Insurance companies, and
•	Issuers of commercial paper and other securities, including mutual funds.

Our various non-bank subsidiaries engaged in investment banking and private equity activities compete with the following:

•	Commercial banks,
•	Investment banking firms,
•	Merchant banks,
•	Insurance companies,
•	Private equity firms, and
•	Other investment vehicles.

In providing asset management services, our subsidiaries compete with the following:

•	Investment management firms,
•	Large banks and other financial institutions,
•	Brokerage firms,
•	Mutual fund complexes, and
•	Insurance companies.

The fund servicing business is also highly competitive, with a relatively small number of providers. Merger, acquisition and consolidation activity in the financial services industry has also impacted the number of existing or potential fund servicing clients and has intensified competition.

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of our businesses consistently must make significant technological investments to remain competitive.

We include the additional information under “Competition,” “Asset Management Performance” and “Fund Servicing” within the Risk Factors section of Item 7 of this Report here by reference.

EMPLOYEES

Average full-time equivalent employees totaled approximately 23,700 for full year 2004, and were approximately 23,500 for the month of December 2004.

SEC REPORTS AND CORPORATE GOVERNANCE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. The address of the SEC’s website is www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 450 Fifth Street NW, Washington, D.C. 20549.

We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section

13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our internet address is www.pnc.com. Shareholders may also obtain copies of these filings without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com for copies without exhibits, or by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits. We filed the certifications of our Chairman and Chief Executive Officer and our Vice Chairman and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K for 2003 with the SEC as exhibits to that report and have filed the CEO and CFO certifications required by Section 302 of that Act with respect to this Form 10-K as exhibits to this Report.

Information about our Board and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of our website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of the Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on our website) may do so by sending their requests to Thomas R. Moore, Corporate Secretary, at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PNC”. Our Chairman and Chief Executive Officer submitted the required annual CEO’s Certification regarding the NYSE’s corporate governance listing standards (a Section 12(a) CEO Certification) to the NYSE within 30 days after our 2004 annual shareholders meeting.

ITEM 2 – PROPERTIES

Our executive and administrative offices are located at One PNC Plaza, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N. A. We occupy the entire building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, that houses additional office space.

We own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by our subsidiaries are considered by us to be adequate. We include here by reference the additional information regarding our properties in Note 14 Premises, Equipment and Leasehold Improvements of the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement we announced on January 29, 2002 and that were the subject of a July 2002 consent order between PNC and the United States Securities and Exchange Commission and a June 2003 Deferred Prosecution Agreement between the United States Department of Justice and PNC ICLC Corp., one of our indirect non-bank subsidiaries. These pending proceedings or other matters are described below. Among the requirements of the June 2003 Deferred Prosecution Agreement was the establishment of a Restitution Fund through our $90 million contribution. The Restitution Fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the Restitution Fund.

In December 2004 and January 2005, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These settlements are described below, following a description of each of these pending proceedings and other matters.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania arising out of the PAGIC transactions have been consolidated in a consolidated class action complaint brought on behalf of purchasers of our common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Administrative Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the Restitution Fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

We received a letter in June 2003 on behalf of an alleged shareholder demanding that we take appropriate legal action against our Chairman and Chief Executive Officer, our former Chief Financial Officer, and our Controller, as well as any other individuals or entities allegedly responsible for causing damage to PNC as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation. The special committee has completed its evaluation and reported its findings to the Board of Directors and to counsel for the alleged shareholder. The special committee recommended against bringing any claims against our current or former executive officers but made certain recommendations with respect to resolution of potential claims we have with respect to certain other third parties.

In July 2003, the lead underwriter on our Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against PNC and PNC ICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In July 2004, the court granted our motion to stay the action until resolution of the claims against PNC in the pending securities litigation described above.

On December 17, 2004, we entered into a tentative settlement of the consolidated putative class actions, reflected in a Memorandum of Understanding between the plaintiffs and PNC, our former and current executive officers who are defendants in the lawsuit, and AIG Financial Products Corp.

The tentative settlement is subject to completion of final documentation, court approval and other conditions, including some that are outside the control of the parties.

At the same time, we settled all claims between us, on the one hand, and AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”), on the other hand, related to the PAGIC transactions. AIG Financial Products was our counterparty in the PAGIC transactions, and AISLIC is one of the insurers under our Executive Blended Risk insurance coverage. Subsequently, we settled claims against one of the other insurers under our Executive Blended Risk insurance coverage.

The following are the key elements of these settlements:

•	Payments into Settlement Fund. The insurers under our Executive Blended Risk insurance coverage will pay $30 million into a Settlement Fund for the benefit of the class. AIG Financial Products will pay $4 million into the Settlement Fund to settle potential claims by the plaintiffs against it.

The plaintiffs have been in contact with Mr. Fryman, the administrator of the Restitution Fund, and intend to coordinate the administration and distribution of the Settlement Fund with the distribution of the Restitution Fund.

Neither PNC nor any of our current or former officers, directors or employees will be required to contribute any funds to this settlement.
•	Assignment of Claims. We are assigning to the plaintiffs claims we may have against the non-settling defendant in this lawsuit and all other unaffiliated third parties (other than AIG Financial Products and its predecessors, successors, parents, subsidiaries, affiliates and their respective directors, officers and employees (collectively, “AIG”)) relating to the subject matter of the lawsuit.
•	Pending Insurance Claim. At the time of the Memorandum of Understanding, we settled our claim against AISLIC related to our contribution of $90 million to the Restitution Fund for $11.25 million, which represents a portion of AISLIC’s share of our overall claim. In January 2005, we settled with another insurer for an aggregate payment to us of $4.5 million, which represents a portion of their share of our overall claim. We will be preserving our claim against our insurers with whom we have not settled with respect to, among other things, any amounts disbursed out of the Restitution Fund.
•	Other AIG Claims. We and AIG Financial Products settled all other claims between us arising out of the PAGIC transactions for a payment from us of $2 million.
•	Other Claims. In connection with the settlement of the lawsuit, the claims of IFS on behalf of our Incentive Savings Plan and its participants will be resolved and the class covered by the settlement will be expanded to include participants in the Plan. The Department of Labor is not, however, a party to this settlement and thus the settlement does not necessarily resolve its investigation.

In addition, the settlement of this lawsuit will resolve the derivative claims asserted by one of our putative shareholders and any other derivative demands that may be filed in connection with the PAGIC transactions.

•	Releases. We will be releasing the insurers providing our Executive Blended Risk insurance coverage from any further liability to PNC arising out of the events that gave rise to the lawsuit, except for the claims against these insurers (other than those with whom we have settled) relating to the $90 million payment to the Restitution Fund.

PNC and AIG are releasing each other with respect to all claims between us arising out of the PAGIC transactions.

We will be responsible for the costs of administering the settlement and the Restitution Fund and may incur additional costs in the future in connection with the advancement of expenses and/or indemnification obligations related to the subject matter of this lawsuit. We do not expect such costs to be material. The net payment from AIG was recognized in our income statement in the fourth quarter of 2004, while the payments from the other insurer with whom we have settled will be recognized in the first quarter of 2005.

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

On December 30, 2004, a putative class action was filed against PNC; PNC Bank, N.A.; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania. The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula to a “cash balance” defined benefit formula, and the design and continued operation of the Plan. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan on December 31, 1998 and on or after January 1, 1999. The plaintiffs are seeking damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

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

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 28, 2005 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed(1)
James E. Rohr	56	Chairman and Chief Executive Officer(2)	1972
Joseph C. Guyaux	54	President	1972
William S. Demchak	42	Vice Chairman and Chief Financial Officer	2002
William C. Mutterperl	58	Vice Chairman	2002
Timothy G. Shack	54	Executive Vice President and Chief Information Officer	1976
Thomas K. Whitford	48	Executive Vice President and Chief Risk Officer	1983
John J. Wixted, Jr.	53	Senior Vice President and Chief Compliance and Regulatory Officer	2002
Michael J. Hannon	48	Senior Vice President and Chief Credit Policy Officer	1982
Richard J. Johnson	48	Senior Vice President and Director of Finance	2002
Samuel R. Patterson	46	Controller	1986
Helen P. Pudlin	55	Senior Vice President and General Counsel	1989
(1)	Where applicable, refers to year employed by predecessor company.
(2)	Also serves as a director of PNC.

William S. Demchak joined PNC as Vice Chairman and Chief Financial Officer in September 2002. From 1997 to May 2002, he served as Global Head of Structured Finance and Credit Portfolio for J.P. Morgan Chase & Co.

William C. Mutterperl joined PNC as Vice Chairman in October 2002. From August 2002 to October 2002, he was a partner in the business law division of the international law firm of Brown Rudnick Berlack Israels LLP. From February 2002 to May 2002, he served as Executive Director of the Independent Oversight Board for Arthur Andersen LLP, headed by former Federal Reserve Chairman Paul Volcker. From April 1985 to December 2001, he served as Executive Vice President, or another executive position, General Counsel and Secretary to FleetBoston Financial Corp.

John J. Wixted, Jr. joined PNC as Senior Vice President and Chief Regulatory Officer in August 2002. From 1996 to 2002 he served as Senior Vice President for Banking Supervision and Regulation for the Federal Reserve Bank of Chicago.

Richard J. Johnson joined PNC as Senior Vice President and Director of Finance in December 2002. From 1999 to 2002 he served as President and Chief Executive Officer for J.P. Morgan Services.

DIRECTORS OF THE REGISTRANT

The names and principal occupations of each of our directors as of February 28, 2005 is set forth below:

•	Paul W. Chellgren, Retired Chairman and Chief Executive Officer of Ashland Inc. (energy company), Adjunct Professor, Northern Kentucky University,
•	Robert N. Clay, President and Chief Executive Officer of Clay Holding Company (investments),
•	J. Gary Cooper, Chairman and Chief Executive Officer of Commonwealth National Bank (community banking),
•	George A. Davidson, Jr., Retired Chairman of Dominion Resources, Inc. (public utility holding company),
•	Richard B. Kelson, Executive Vice President and Chief Financial Officer of Alcoa Inc. (producer of primary aluminum, fabricated aluminum, and alumina),
•	Bruce C. Lindsay, Chairman and Managing Member of 2117 Associates, LLC (advisory company),
•	Anthony A. Massaro, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (full-line manufacturer of welding and cutting products),
•	Thomas H. O’Brien, Retired Chairman of PNC,
•	Jane G. Pepper, President of Pennsylvania Horticultural Society (nonprofit membership organization),
•	James E. Rohr, Chairman and Chief Executive Officer of PNC,
•	Lorene K. Steffes, Independent Business Advisor and Consultant (Vice President, International Business Machines 1999-2003),
•	Dennis F. Strigl, President and Chief Executive Officer of Verizon Wireless, Inc. (wireless telecommunications),
•	Stephen G. Thieke, Retired Chairman, Risk Management Committee of JP Morgan Incorporated (financial and investment banking services),
•	Thomas J. Usher, Chairman of United States Steel Corporation (integrated steelmaker),
•	Milton A. Washington, President and Chief Executive Officer of Allegheny Housing Rehabilitation Corporation (housing rehabilitation and construction), and
•	Helge H. Wehmeier, Retired President and Chief Executive Officer of Bayer Corporation (healthcare, crop protection, and chemicals).

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 28, 2005, there were 45,495 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of any future dividends will depend on earnings, our financial condition and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company).

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company, you may review “Supervision and Regulation” in Part I, Item 1 of this Report, “Liquidity Risk Management” in the Risk Management section of Item 7 of this Report, and Note 4 Regulatory Matters of the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2004 in the table (with introductory paragraph and notes) that appears under Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

(800) 982-7652

(b) Not applicable.

(c ) Details of our repurchases of PNC common stock during the fourth quarter of 2004 are included in the following table:

In thousands, except per share data
2004 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – October 31	75	$53.33		17,239
November 1 – November 30	89	$53.95		17,239
December 1 – December 31	326	$56.04	245	16,994
Total	490	$55.25	245
(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and common stock purchased in connection with our various employee benefit plans.
(b)	Our 2004 stock repurchase program allowed us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program began February 19, 2004 and terminated on February 16, 2005. As of February 16, 2005, a new program to purchase up to 20 million shares was authorized. This program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 6.

SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2004	2003	2002	2001(a)	2000
SUMMARY OF OPERATIONS
Interest income	$2,752	$2,712	$3,172	$4,137	$4,732
Interest expense	783	716	975	1,875	2,568
Net interest income	1,969	1,996	2,197	2,262	2,164
Provision for credit losses	52	177	309	903	136
Noninterest income	3,563	3,257	3,197	2,652	2,950
Noninterest expense	3,735	3,476	3,227	3,414	3,103
Income from continuing operations before minority and noncontrolling interests and income taxes	1,745	1,600	1,858	597	1,875
Minority and noncontrolling interests in income of consolidated entities	10	32	37	33	27
Income taxes	538	539	621	187	634
Income from continuing operations	1,197	1,029	1,200	377	1,214
(Loss) income from discontinued operations, net of tax			(16)	5	65
Income before cumulative effect of accounting change	1,197	1,029	1,184	382	1,279
Cumulative effect of accounting change, net of tax		(28)		(5)
Net income	$1,197	$1,001	$1,184	$377	$1,279
PER COMMON SHARE
Basic earnings (loss)
Continuing operations	$4.25	$3.68	$4.23	$1.27	$4.12
Discontinued operations			(.05)	.02	.23
Before cumulative effect of accounting change	4.25	3.68	4.18	1.29	4.35
Cumulative effect of accounting change		(.10)		(.02)
Net income	$4.25	$3.58	$4.18	$1.27	$4.35
Diluted earnings (loss)
Continuing operations	$4.21	$3.65	$4.20	$1.26	$4.09
Discontinued operations			(.05)	.02	.22
Before cumulative effect of accounting change	4.21	3.65	4.15	1.28	4.31
Cumulative effect of accounting change		(.10)		(.02)
Net income	$4.21	$3.55	$4.15	$1.26	$4.31
Book value (At December 31)	$26.41	$23.97	$24.03	$20.54	$21.88
Cash dividends declared	$2.00	$1.94	$1.92	$1.92	$1.83
(a)	See Note (a) on page 14.

Certain prior-period amounts have been reclassified to conform with the current period presentation. The 2004 and 2003 amounts reflect our adoption of FIN 46 in the second half of 2003. See Note 1 Accounting Policies and Note 2 Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on FIN 46 and see Note 3 Acquisitions in that section for information on significant recent business acquisitions.

For information regarding certain business risks, see the Risk Factors and Risk Management sections of Item 7 of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report for certain risks and uncertainties that could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance.

	At or year ended December 31
Dollars in millions except as noted	2004	2003	2002	2001(a)	2000
BALANCE SHEET HIGHLIGHTS
Assets	$79,723	$68,168	$66,377	$69,638	$69,921
Earning assets	65,055	56,243	54,551	58,002	59,373
Loans, net of unearned income	43,495	36,303	35,450	37,974	50,601
Allowance for loan and lease losses	607	632	673	560	598
Securities	16,761	15,690	13,763	13,908	5,902
Loans held for sale	1,670	1,400	1,607	4,189	1,655
Deposits	53,269	45,241	44,982	47,304	47,664
Borrowed funds (b)	11,964	11,453	9,116	12,090	11,718
Allowance for unfunded loan commitments and letters of credit	75	91	84	70	77
Shareholders’ equity	7,473	6,645	6,859	5,823	6,656
Common shareholders’ equity	7,465	6,636	6,849	5,813	6,344

ASSETS UNDER MANAGEMENT (in billions)	$383	$354	$313	$284	$253

FUND ASSETS SERVICED (in billions)
Accounting/administration net assets	$721	$654	$510	$535	$463
Custody assets	451	401	336	357	437

SELECTED RATIOS
From Continuing Operations
Net interest margin	3.22%	3.64%	3.99%	3.84%	3.64%
Noninterest income to total revenue	64	62	59	54	58
Efficiency	68	66	60	70	61
From Net Income
Return on
Average common shareholders’ equity	16.82	15.06	18.83	5.65	21.63
Average assets	1.59	1.49	1.78	.53	1.68
Loans to deposits	82	80	79	80	106
Dividend payout	47.2	54.5	46.1	151.7	42.1
Leverage (c)	7.6	8.2	8.1	6.8	8.0
Common shareholders’ equity to total assets	9.36	9.73	10.32	8.35	9.07
Average common shareholders’ equity to average assets	9.45	9.87	9.44	9.14	8.44
(a)	Results for 2001 reflected the cost of actions taken during the year to accelerate the repositioning of our institutional lending business and other strategic initiatives. These charges totaled $1.2 billion pretax and reduced 2001 net income by $768 million or $2.65 per diluted share.
(b)	Includes long-term borrowings of $5,985 million, $7,884 million, $7,012 million, $9,278 million and $7,119 million for 2004, 2003, 2002, 2001 and 2000, respectively.
(c)	The leverage ratio represents tier 1 capital divided by adjusted average total assets as defined by regulatory capital requirements for bank holding companies.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, wholesale banking, wealth management, asset management and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. We also provide certain asset management and global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving growth in our lines of business underpinned by prudent risk and capital management. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing convenient banking options, leading technological systems and a broad range of asset management products and services. We also intend to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have managed interest rate risk toward achieving a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by strong asset quality and significant flexibility to take advantage, where appropriate, of rising interest rates. We anticipate that interest rates will continue to rise in 2005 and that the overall impact of a rise in long-term interest rates will be beneficial to us.

Effective January 31, 2005, our majority-owned subsidiary BlackRock acquired SSRM Holdings, Inc. (“SSRM”), the holding company for State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. At closing, MetLife, Inc. received approximately $285 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over five years contingent on certain measures. We expect that the addition of SSRM will enhance BlackRock’s investment management platform with additional U.S. equity, alternative investment and real estate equity management capabilities, expanding the universe of products offered to institutional and individual investors worldwide.

On February 10, 2005, we entered into an amended and restated agreement to acquire Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, replacing the original acquisition agreement entered into July 16, 2004. The transaction will give us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. The total consideration under the amended and restated agreement is comprised of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash, subject to adjustment. The merger is subject to closing conditions including, among others, receipt of regulatory approvals and waivers and approval of the Riggs shareholders. Our Current Reports on Form 8-K dated July 16, 2004, July 22, 2004 and February 10, 2005 provide additional information on this pending acquisition. The Amended and Restated Agreement and Plan of Merger for this transaction is included as Exhibit 10.31 to this Report.

We include additional information on Riggs and SSRM in Note 3 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report and in the Risk Factors section of Item 7 of this Report.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand,
•	Interest rates,
•	The shape of the interest rate yield curve, and
•	The performance of the capital markets.

We seek a moderate risk profile in the management of our businesses to limit the risk of loss resulting from quickly changing market conditions. We focus on the development and management of our customer franchises to generate longer-term growth in revenue and earnings.

During 2004, we achieved success in growing our business segments, with customer growth and retention improving in a number of key areas. We believe such growth enhances our overall value by increasing revenues that are less susceptible to changes in economic and market conditions. Noninterest income increased by 9% in 2004 compared with 2003. This improvement reflects, among other things, growth in fee-based customer revenues.

Economic factors, particularly low interest rates, continued to pressure net interest income through the first half of 2004. Loan demand increased during the second half of the year. While we expect interest rates to continue to rise and loan demand to continue to increase, we cannot predict the timing and magnitude of these increases with certainty. To some extent, the benefits of rising interest rates and increases in loan demand will trail these increases.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in 2005 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Growth in market share across businesses,
•	Disciplined expense control and improved efficiency,
•	Maintaining strong overall asset quality,
•	Prudent risk and capital management, and
•	Successful completion of the acquisition and integration of Riggs.

As described in Note 31 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report, the transfer of BlackRock from PNC Bank, N.A., to PNC Bancorp, Inc. will have an impact on our first quarter 2005 earnings.

SUMMARY FINANCIAL RESULTS

Consolidated net income for 2004 was $1.197 billion or $4.21 per diluted share compared with $1.001 billion or $3.55 per diluted share for 2003.

Results for 2004 reflected the impact of charges totaling $49 million after taxes, or $.17 per diluted share, related to the 2002 BlackRock Long-Term Retention and Incentive Plan (“LTIP”). This LTIP is described under “2002 BlackRock Long-Term Incentive Plan” in the Critical Accounting Policies and Judgments section of Item 7 of this Report.

Results for 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with the agreement with the United States Department of Justice (“DOJ”), including related legal and consulting costs, which we describe in Item 3 of this Report and in our Current Report on Form 8-K dated June 23, 2004. Net income for 2003 also included the cumulative effect of a change in accounting principle that negatively impacted earnings by $28 million, or $.10 per diluted share.

Return on average common shareholders’ equity was 16.82% for 2004 and 15.06% for 2003. Return on average assets was 1.59% in 2004 and 1.49% for 2003.

Our performance in 2004 included the following accomplishments:

•	We successfully integrated United National that we acquired in January 2004,
•	Average loans increased 14% in 2004 compared with 2003 and average deposits increased 12% driven by the impact of the United National acquisition and customer growth,
•	Overall asset quality improved significantly as nonperforming assets at December 31, 2004 declined 47% from December 31, 2003,
•	Noninterest income increased 9% for the year compared with 2003 and now represents 64% of total revenue,
•	Assets under management grew 8% from the prior year-end, to $383 billion, driven largely by BlackRock performance, and
•	Total business segment earnings grew 8% in 2004, to $1.266 billion, compared with 2003.

See Note 25 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a GAAP basis, and see Net Interest Income—GAAP Reconciliation in the Consolidated Statement of Income Review section of Item 7 of this Report for a reconciliation of net income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

BALANCE SHEET HIGHLIGHTS

Total average assets were $75.3 billion for 2004 compared with $67.3 billion for 2003. Average interest-earning assets were $61.8 billion in 2004 compared with $55.2 billion in 2003, an increase of $6.6 billion, or 12%. The increase in average interest-earning assets in 2004 primarily resulted from an increase of $6.2 billion in average loans and securities due to organic growth, the January 2004 United National acquisition that added $1.9 billion of loans, and the comparative impact of our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities,” (“FIN 46”) in the second half of 2003.

During the third quarter of 2004, we reclassified on our Consolidated Balance Sheet certain assets related to the Market Street Funding Corporation (“Market Street”) conduit from purchased customer receivables to loans. These assets totaled $2.3 billion at December 31, 2004 and $2.2 billion at December 31, 2003. Our average total loans for 2004 included $1.9 billion related to Market Street while our average total loans for 2003 included $1.2 billion as a result of Market Street.

Average loans for 2004 were $40.9 billion compared with $35.9 billion in 2003, an increase of $5.0 billion or 14%. Apart from the comparative impact of Market Street as a result of our adoption of FIN 46 as described above, the increase in average total loans was primarily attributable to growth in home equity loans of approximately $2.7 billion and commercial loans of approximately $1.3 billion, including the addition of loans from the United National acquisition. The effect of these increases was partially offset by a $.6 billion decline in lease financing loans. During the second quarter of 2004, we sold our vehicle leasing portfolio as more fully described in the Consolidated Balance Sheet Review section of Item 7 of this Report.

Loans represented 66% of average interest-earning assets for 2004 compared with 65% for 2003. The term “loans” in this Report excludes loans held for sale and securities that represent interests in pools of loans.

Average securities totaled $15.9 billion in 2004 and $14.7 billion in 2003. Securities comprised 26% of average interest-earning assets for 2004 compared with 27% for 2003. The increase in average securities in 2004 compared with the prior year was primarily due to increases in U.S. Treasury and government agencies/corporations securities, partially offset by a decline in other debt securities.

Funding cost is affected by the volume and type of funding sources that we have as well as the rates that we pay on those sources. Average total deposits were $49.7 billion for 2004 compared with $44.5 billion for 2003. The increase in average total deposits was attributable to increased customer volumes and the acquisition of United National that added approximately $2.2 billion of average deposits. Average total deposits comprised 66% of total sources of funds for 2004 and 2003. Average transaction deposits were $35.9 billion for 2004 and $33.0 billion for 2003.

Average borrowed funds increased to $12.5 billion for 2004 compared with $10.5 billion for 2003. The following contributed to this increase:

•	The addition to our Consolidated Balance Sheet of $1.2 billion of junior subordinated debentures ($300 million of which was issued in December 2003) at December 31, 2003, the effective date that we deconsolidated our trust preferred securities under FIN 46,
•	The comparative impact of the addition of commercial paper related to Market Street resulting from the adoption of FIN 46 in the second half of 2003,
•	Our issuance of $600 million of subordinated notes in November 2003 and $500 million of subordinated notes in December 2004, and
•	An increase in short-term borrowings to fund asset growth.

These increases in average borrowed funds were partially offset by Federal Home Loan Bank maturities of $1.3 billion and senior and subordinated debt maturities totaling $1.1 billion during 2004.

LINE OF BUSINESS HIGHLIGHTS

We refer you to Item 1 of this Report for an overview of our business segments. Total business segment earnings were $1.266 billion for 2004 and $1.176 billion for 2003.

Regional Community Banking

Regional Community Banking’s earnings were $504 million for 2004 and $477 million for 2003. Checking relationships as of December 31, 2004 grew 8% compared with December 31, 2003, while Regional Community Banking average loans grew 30% and average demand deposits grew 14% in 2004 compared with 2003. Earnings growth for 2004 reflected increased loan demand and focused efforts to increase and retain the customer base. The impact of these factors on results for 2004 was partially offset by higher noninterest expense and a higher provision for credit losses.

Wholesale Banking

Earnings from Wholesale Banking were $443 million for 2004 and $391 million for 2003. The benefit of a $116 million decline in the provision for credit losses, reflecting overall improved asset quality, and an increase in taxable-equivalent net interest income resulting from higher average loan and deposit balances drove the improvement in 2004. These factors were partially offset by higher staff expense to support business growth initiatives and lower net gains on institutional loans held for sale.

PNC Advisors

PNC Advisors earned $106 million in 2004 and $89 million in 2003. The increased earnings reflected a pretax gain of $10 million, or $7 million after-tax, from the sale of certain Hawthorn investment consulting activities, comparatively stronger equity markets, increased loan and deposit balances and lower noninterest expense, partially offset by the loss of earnings from the sold Hawthorn activities.

BlackRock

BlackRock reported earnings of $143 million for 2004 compared with $155 million for 2003. The decreased earnings in 2004 reflected a 20% increase in advisory fees driven by a growing base of assets under management as well as a total of $18 million in tax benefits recorded in the first and fourth quarters of 2004, more than offset by $66 million of after-tax LTIP-related charges. See the 2002 BlackRock Long-term Retention and Incentive Plan section of Item 7 of this Report for additional information regarding the LTIP charges. BlackRock’s assets under management totaled $342 billion at December 31, 2004, an increase of 10% compared with the prior year-end level. The increase was attributable to net new subscriptions and market appreciation.

PNC owns approximately 71% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 29% of BlackRock’s earnings is recognized as minority interest expense in the Consolidated Statement of Income. BlackRock financial information in Item 7 of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $3.5 billion at December 31, 2004, while the book value at that date was $.6 billion.

PFPC

PFPC earned $70 million for 2004 and $64 million for 2003. The higher earnings were primarily attributable to increased fund servicing revenues, the divestiture of the retirement services business and the acquisition of ADVISORport, Inc., both executed in 2003. Improved results for 2004 also reflected net new and expanded business, expense savings initiatives and debt management.

PFPC’s accounting/administration net fund assets increased 10% and custody fund assets increased 12% as of December 31, 2004 compared with the balances at December 31, 2003. The increases were driven by improved equity market conditions, net new business and asset inflows from existing clients.

Other

The “Other” net loss for 2004 was $27 million compared with a net loss of $100 million in 2003. Equity management gains in 2004 and the comparative effect of $87 million of after-tax charges related to the DOJ agreement reflected in the 2003 amounts more than offset the impact of lower net securities gains in 2004. The decline in “Other” revenue for 2004 compared with the prior year was primarily due to a decline in net interest income from asset and liability management activities and the impact of the second quarter 2004 sale of our vehicle leasing business.

CONSOLIDATED STATEMENT OF INCOME REVIEW

NET INTEREST INCOME – OVERVIEW

Changes in net interest income and margin result from the interaction of the volume and composition of earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources.

See Statistical Information – Average Consolidated Balance Sheet and Net Interest Analysis in Item 8 of this Report for additional information.

NET INTEREST INCOME – GAAP RECONCILIATION

The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. In order to provide more meaningful comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets has been increased to make them fully equivalent to other taxable interest income investments.

A reconciliation of net interest income as reported in the Consolidated Statement of Income (GAAP basis) to net interest income on a taxable-equivalent basis follows (in millions):

	For the year ended December 31,
	2004	2003	2002
Net interest income, GAAP basis	$1,969	$1,996	$2,197
Taxable-equivalent adjustment	20	10	13

Net interest income, taxable- equivalent basis	$1,989	$2,006	$2,210

NET INTEREST MARGIN

The net interest margin was 3.22% for 2004, a decline of 42 basis points compared with 2003. The following factors contributed to the decline in net interest margin in 2004:

•	The low interest rate environment that persisted through 2004 resulted in the average yield on loans declining by 47 basis points for 2004 compared with 2003. The decline in loan yields was attributable to the level of interest rates, the repricing mix of our loan portfolio, competitive pricing pressure on commercial loans, more aggressive pricing on home equity loans and the sale of the vehicle leasing portfolio.
•	While the average yield on loans declined 47 basis points as described above, the average rate paid on deposits declined only seven basis points in 2004 compared with the prior year. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 13 basis points, reflecting the increase in short-term interest rates that began in mid-2004. The increase in the average rate paid on money market accounts was more than offset by declines in average rates paid on other interest-bearing deposits, resulting in the net decline of seven basis points in the average rate paid on interest-bearing deposits during 2004.
•	To the extent that securities were sold, prepaid or matured and were replaced, the average yield on our securities portfolio declined. This decline totaled 36 basis points for 2004 compared with 2003.
•	See Note 18 Capital Securities of Subsidiary Trusts in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding the impact of Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FIN 46 on the accounting for these instruments and the related impact on interest expense during 2003 and 2004. Consolidated net interest margin was negatively impacted by 13 basis points in 2004 and five basis points for 2003 resulting from the accounting for these instruments.

The impact of the United National acquisition on 2004 taxable-equivalent net interest income and net interest margin partially offset the factors described above. United National added approximately $123 million of net interest income and eight basis points to the net interest margin during 2004.

See Consolidated Statement of Income Review under the 2003 Versus 2002 section of Item 7 of this Report for further information regarding 2002 taxable-equivalent net interest income and margin.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $52 million for 2004 compared with $177 million for 2003. The significant decline in the provision for credit losses compared with the prior year was primarily due to the overall improvement in the credit quality of the loan portfolio during 2004. This improved credit quality reflected a 46% decline in nonperforming loans since December 31, 2003 and a reduction in problems related to performing credits. The favorable impact of these factors on the provision was partially offset by the impact of overall loan growth in 2004. We expect the provision for credit losses to be higher in 2005 as a result of anticipated loan growth.

See Allowances for Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit in the Credit Risk Management portion of the Risk Management section of Item 7 of this Report for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income totaled $3.563 billion for 2004 compared with $3.257 billion for 2003, an increase of $306 million, or 9%.

Higher noninterest income in 2004 reflected the following:

•	An increase of $188 million, or 12%, in asset management and fund servicing fees combined,
•	Equity management gains of $67 million in 2004 compared with equity management losses of $25 million in the prior year,
•	Pretax gains totaling $57 million from three sale transactions that occurred during the first half of 2004 as described in the analysis of other noninterest income below, and
•	The impact of the addition of United National’s business, which contributed approximately $21 million of noninterest income during 2004.

Lower net securities gains, lower trading revenue included in other noninterest income and lower gains from loan sales partially offset the impact of these positive factors in the comparison with 2003.

Additional Analysis

Combined asset management and fund servicing fees totaled $1.811 billion for 2004, an increase of $188 million compared with 2003. This increase reflected growth in assets managed and serviced, partially due to improved equity market conditions that began in 2003 and continued into 2004.

Consolidated assets under management were $383 billion at December 31, 2004, an increase of $29 billion from December 31, 2003, primarily due to growth in assets managed by BlackRock. PFPC provided fund accounting/administration services for $721 billion of net fund investment assets at December 31, 2004 compared with $654 billion at December 31, 2003. PFPC also provided custody services for $451 billion of fund investment assets at December 31, 2004, an increase of $50 billion from the prior year-end. Net new business, comparatively improved equity market conditions and asset inflows from existing clients all contributed to the increases in the PFPC statistics.

Service charges on deposits totaled $252 million for 2004, an increase of $13 million or 5% compared with 2003. Additional checking relationships, which increased 8% as of December 31, 2004, drove the improvement in this area.

Brokerage fees totaled $219 million for 2004 and $184 million for 2003. The 19% increase compared with 2003 reflected higher non-trade, fee-based brokerage revenue.

Consumer services fees grew 5% in 2004, to $264 million, compared with the prior year. Higher fees for 2004 were partially due to additional fees from debit card transactions that reflected higher volumes, including the impact of United National customers, partially offset by the impact of the sale of certain out-of-footprint ATMs.

Visa settled litigation in 2003 with major retailers regarding pricing and usage of customer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks beginning August 1, 2003. Although PNC was not a defendant in the litigation, the settlement lowered future revenue from certain debit card transactions. The lost revenue impact to PNC in 2004 was approximately $10 million and for 2003 was approximately $6 million.

Corporate services revenue was $473 million for 2004, a decline of $12 million or 2% compared with 2003. Net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale are reflected in this line item and totaled $52 million for 2004 compared with $69 million for 2003. As the liquidation of institutional loans held for sale is essentially complete, any additional gains in 2005 will be minimal. Higher fees related to an increase in commercial mortgage servicing activities and higher letters of credit fees partially offset the decline in net gains on institutional loans held for sale compared with the prior year.

Equity management (private equity activities) net gains on portfolio investments totaled $67 million for 2004 compared with net losses of $25 million for 2003. See Private Equity Asset Valuation in the Critical Accounting Policies And Judgments section and Market Risk Management – Equity And Other Investment Risk in the Risk Management section of Item 7 of this Report for further information.

Net securities gains were $55 million in 2004 compared with $116 million in 2003. Net securities gains for 2003 included $25 million related to the liquidation that year of the three entities formed in 2001 in the PAGIC transactions.

Other noninterest income totaled $422 million for 2004, an increase of $38 million or 10% compared with 2003. Other noninterest income typically fluctuates from year to year depending on the nature and magnitude of transactions completed. Other noninterest income for 2004 included the following:

•	A $34 million pretax gain related to the sale of our modified coinsurance contracts as described under DIG B36 Impact on 2003 Results and 2004 Sale of Modified Coinsurance Contracts below,
•	A $13 million pretax gain recognized during the second quarter of 2004 in connection with BlackRock’s sale of its interest in Trepp LLC, and
•	A $10 million pretax gain related to the first quarter 2004 sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors.

In addition to these items, the increase in other noninterest income for 2004 compared with the prior year included the recognition of $25 million of private equity dividends in 2004 and the comparative impact of $12 million related to the mid-2003 adoption of FIN 46.

Partially offsetting the impact of these items on other noninterest income was a $7 million decline in leasing revenue resulting from the 2004 sale of our vehicle leasing business and a $14 million decline in the component of trading revenue included in other noninterest income for 2004 compared with the prior year. See Trading Risk within the Risk Management section of Item 7 of this Report and Note 8 Trading Activities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

DIG B36 IMPACT ON 2003 RESULTS AND 2004 SALE OF MODIFIED COINSURANCE CONTRACTS

As required by the FASB, effective October 1, 2003 we adopted the provisions of Derivatives Implementation Group Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“DIG B36”), for our annuity coinsurance agreements. Our initial adoption of the provisions of DIG B36 to existing coinsurance agreements as of October 1, 2003 was reported in our Consolidated Statement of Income as the cumulative effect of an accounting change and reduced both fourth quarter and full year 2003 net income by $28 million, or $.10 per diluted share. Subsequent to initial adoption, other noninterest income increased by $8 million in the fourth quarter of 2003 as a result of DIG B36.

During the first quarter of 2004, we recognized a $34 million pretax gain on the sale of our modified coinsurance contracts. We continue to sell various annuity products from which we earn commission income as further described under Product Revenue below.

PRODUCT REVENUE

Wholesale Banking offers treasury management, capital markets, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as revenue from customer deposit balances, totaled $373 million for 2004 compared with $360 million 2003. Treasury management revenue has increased due to the longer-term nature of treasury management deposits and increased product sales, partially offset by the industry shift toward electronic payment service, which has lower revenue per item than check payment service.

Consolidated revenue from capital markets totaled $140 million for 2004 and $119 million for 2003. The revenue growth was driven primarily by increased client-related trading revenue and increased loan syndication fees.

Midland Loan Services offers servicing and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees as well as revenue from servicing deposit balances, totaled $108 million in 2004 compared with $96 million for 2003. The revenue growth was driven primarily by growth in the servicing portfolio and related services.

Consolidated revenue from equipment leasing products totaled $84 million for both 2004 and 2003. We changed our product mix during 2004 as we no longer engage in higher spread, cross-border leases but have shifted to more traditional leasing products.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance solutions include those in PNC Advisors, Regional Community Banking and Wholesale Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue of $65 million in 2004 and $54 million in 2003. The increase in revenue compared with the prior year reflects the recognition of 100% of annuity sales commissions that began in 2004 following the sale of our annuity reinsurance contracts.

Additionally, through our subsidiary companies, PNC Insurance Corp. and Alpine Indemnity Limited, we act as a reinsurer for credit life and accident and health insurance provided to customers of our subsidiaries. We also write, assume and cede insurance for property, workers’ compensation, commercial general liability and automobile liability of PNC and its affiliates.

In the normal course of business PNC Insurance Corp. and Alpine Indemnity Limited maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments.

NONINTEREST EXPENSE

Total noninterest expense was $3.735 billion for 2004, an increase of $259 million or 7% compared with $3.476 billion in 2003. The efficiency ratio was 68% for 2004 and 66% for 2003.

Noninterest expense for 2004 included the following:

•	Pretax charges totaling $110 million, including $96 million recorded in the third quarter, associated with the BlackRock LTIP. Total LTIP charges were comprised of $102 million of compensation expense, $2 million of employee benefits and $6 million of “Other” noninterest expense;
•	Costs totaling approximately $78 million resulting from our first quarter 2004 acquisition of United National, including approximately $11 million of conversion-related and other nonrecurring costs. The impact of these costs was reflected in several noninterest expense line items in our Consolidated Statement of Income and was included almost entirely in the Regional Community Banking business segment;
•	A $22 million reduction in the benefit of accretion related to a discounted PFPC client contract liability that ended during the second quarter of 2004;

•	The fourth quarter 2004 benefit of $9 million resulting from the settlement of certain claims related to the 2001 PAGIC transactions;
•	Expenses totaling $8 million in connection with the sale of our vehicle leasing business during the second quarter of 2004; and
•	A $6 million impairment charge on an intangible asset related to the orderly liquidation of a particular fund managed by BlackRock. We recognized this charge during the first quarter of 2004.

In addition to these items, the increase in noninterest expense for 2004 compared with the prior year included the impact of the following items, which had no effect on 2004 consolidated net income:

•	An increase of $30 million related to the mid-2003 adoption of FIN 46, and
•	An increase of $22 million in PFPC out-of-pocket and pass-through expenses which are offset in noninterest income.

Noninterest expense for 2003 included the impact of the following items:

•	Expenses totaling $120 million recognized in connection with a subsidiary’s second quarter 2003 agreement with the DOJ, including $5 million of related legal and consulting costs;
•	Costs totaling $29 million paid in connection with our 2003 liquidation of the three entities formed in 2001 in the PAGIC transactions. The impact of these costs was mostly offset by related net securities gains included in noninterest income;
•	Distributions on capital securities totaling $28 million;
•	Facilities charges totaling $25 million related to leased space consistent with the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities;” and
•	A $25 million benefit from the vehicle leasing settlement during the fourth quarter of 2003, as described in the Consolidated Balance Sheet Review section of this Report.

Apart from the items described above, noninterest expense for 2004 increased $169 million compared with 2003. Higher expenses in 2004 were primarily attributable to higher sales-based compensation, stock-based incentive compensation and marketing costs. These charges more than offset the benefit of lower pension expense in the comparison and an $87 million incremental benefit in 2004 from efficiency initiatives.

We expect that the cost of our executive risk insurance will decrease in 2005 relative to the current level. We expensed approximately $28 million related to this insurance in 2004 and expect 2005 expense to total approximately $20 million.

Executive risk insurance includes the following types of coverage:

•	Financial institution bond,
•	Directors and officers liability,
•	Professional and fiduciary liability, and
•	Employment practices liability.

We expect to recognize a benefit to earnings from our pension plan activity in 2005 compared with expense in 2004. See the Status of Defined Benefit Pension Plan section of Item 7 of this Report for further information.

EFFECTIVE TAX RATE

Our effective tax rate for 2004 was 30.8% compared with 33.7% for 2003. The decrease in the effective tax rate in 2004 was primarily attributable to the following:

•	A reduced state and local tax expense due to tax benefits of $18 million recorded in connection with New York state and city audits, principally associated with BlackRock,
•	A $14 million reduction in income tax expense following our determination in the third quarter of 2004 that we no longer required an income tax reserve related to bank-owned life insurance, and
•	The $8 million tax effect of the non-deductible component of the second quarter 2003 expenses related to the DOJ agreement.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

December 31 – in millions	2004	2003
Assets
Loans, net of unearned income	$43,495	$36,303
Securities available for sale and held to maturity	16,761	15,690
Loans held for sale	1,670	1,400
Other	17,797	14,775
Total assets	$79,723	$68,168
Liabilities
Funding sources	$65,233	$56,694
Other	6,513	4,367
Total liabilities	71,746	61,061
Minority and noncontrolling interests in consolidated entities	504	462
Total shareholders’ equity	7,473	6,645
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$79,723	$68,168

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

The $11.6 billion increase in total assets at December 31, 2004 compared with December 31, 2003 was primarily driven by the following:

•	The impact of our January 2004 acquisition of United National,
•	Organic growth in total loans,
•	Increases in other assets, other short-term investments and goodwill, and
•	A larger securities portfolio.

An analysis of changes in selected balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $7.2 billion, or 20%, as of December 31, 2004 compared with December 31, 2003. The increase in total loans reflected the following:

•	Home equity loans increased $2.9 billion, reflecting organic growth and the purchase of approximately $660 million of home equity loans in early 2004,
•	Demand for commercial loans grew during the year, reflected in the $2.4 billion increase in this loan category, and
•	Automobile and other consumer loans combined increased $.8 billion.

The favorable impact of these factors on our loan balances was partially offset by the effect of the sale of the vehicle leasing portfolio in 2004. We added $1.9 billion of loans with the United National acquisition in 2004, as reflected in various loan categories.

Details Of Loans

December 31 – in millions	2004	2003
Commercial
Retail/wholesale	$5,095	$4,327
Manufacturing	4,092	3,786
Service providers	2,201	1,867
Real estate related	1,762	1,303
Financial services	1,129	1,169
Health care	503	403
Communications	62	93
Other	2,594	2,134
Total commercial	17,438	15,082
Commercial real estate
Real estate projects	1,460	1,392
Mortgage	520	432
Total commercial real estate	1,980	1,824
Consumer
Home equity	12,734	9,790
Automobile	836	585
Other	2,036	1,480
Total consumer	15,606	11,855
Residential mortgage	4,772	2,886
Lease financing
Equipment	3,907	3,935
Vehicles	189	1,212
Total lease financing	4,096	5,147
Other	505	518
Unearned income	(902)	(1,009)
Total, net of unearned income	$43,495	$36,303

As the table above indicates, the loans that we hold continued to be diversified among numerous industries and types of businesses. The loans that we hold are also diversified across the geographic areas where we do business.

As shown in the table below, the types of commercial loans and unfunded commitments in our Wholesale Banking business remained concentrated in investment grade equivalent exposure and secured lending.

Wholesale Banking Lending Statistics (a)

December 31 – in millions	2004	2003
Portfolio composition-total exposure
Investment grade equivalent or better	52%	52%
Non-investment grade (secured lending)	24	25
Non-investment grade (other)	24	23
Total	100%	100%
Client relationships >$50 million-total exposure	$13,695	$12,396
Client relationships >$50 million-customers	151	138
(a)	Includes amounts for customers of Market Street.

Cross-border Leases and Related Tax Matters

The equipment lease portfolio totaled $3.9 billion at December 31, 2004 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We no longer enter into new cross-border lease transactions.

Aggregate residual value at risk on the total commercial lease portfolio at December 31, 2004 was $1.1 billion. We have taken steps to mitigate $.7 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. Approximately $.4 billion of this risk was unmitigated at December 31, 2004.

The American Jobs Creation Act of 2004 (“AJCA”) limits the tax deductions that may be taken in a given year related to certain lease transactions, including the types of cross-border lease transactions that we have previously entered into. However, AJCA impacts only cross-border lease transactions entered into after March 12, 2004. All of our cross-border lease transactions were entered into prior to this date and are therefore not affected by AJCA. While only transactions entered into after March 12, 2004 are specifically impacted, AJCA is clear that no inference should be drawn as to the proper tax treatment of transactions entered into on or before this date. Thus, the tax treatment of existing transactions is still subject to challenge by the IRS.

As part of the audit of our 1998-2000 consolidated federal income tax returns, the IRS has proposed adjustments to the following cross-border lease transactions that we have previously entered into:

•	Two lease-in, lease-out transactions,
•	Seven qualified technological equipment leases, and
•	Three lease-to-service contract transactions.

The proposed adjustments would reverse the tax treatment of these transactions as we reported them on our filed tax returns. We believe the method used to report these transactions in our filed tax returns is supported by appropriate tax law and intend to pursue resolution of the matter through the appropriate IRS administrative appeal remedies. While we cannot predict with certainty the result of pursuing the administrative appeal remedies, any resolution would most likely involve a change in the timing of tax deductions which in turn, depending on the exact resolution, could significantly impact the economics of these transactions. However, we believe our reserves for this exposure were adequate at December 31, 2004.

Further, the FASB has begun to consider whether any change in the timing of tax benefits associated with these transactions should result in a recalculation under SFAS 13, “Accounting for Leases,” and whether a lessor should re-evaluate the classification of a leveraged lease when a recalculation of the lease is performed. In March 2005, the FASB directed its staff to issue a proposed staff position on this issue. If the FASB ultimately decides companies must recalculate and re-evaluate leveraged lease classification, the impact on us could be material. For example, a cumulative adjustment to earnings could be required and the leases may no longer qualify as leveraged leases. Since the FASB has not finalized any guidance and we have not reached any settlement with the IRS, we cannot currently estimate the potential impact.

Even though we intend to pursue resolution with the IRS through administrative appeal remedies, it is possible we will be unable to reach a settlement. If we are unable to reach settlement, we will evaluate other options, including litigation. There is, of course, no guarantee as to the outcome of litigation.

In addition to the transactions described above, two lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. We have been informed that the partnerships are under audit by the IRS. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

The IRS is also beginning an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again propose adjustments to the cross-border lease transactions described above as well as to new cross-border lease transactions entered in these years.

VEHICLE AND AIRCRAFT LEASING BUSINESSES

During the fourth quarter of 2003, we recognized the benefit of a $25 million settlement related to our vehicle leasing business. We reached this settlement with insurance carriers regarding certain residual value claims for which a reserve had been provided in 2001.

During the second quarter of 2004, we completed the sale of our subsidiary, PNC Vehicle Leasing LLC, and the related vehicle lease portfolio and other assets. In connection with this transaction, we also terminated our related residual insurance policies with our remaining residual insurance carrier. As a result of these actions, we have completed the exit of the consumer vehicle leasing business, including our related exposures to the used vehicle market and the payment of future residual insurance claims. We recognized a pretax net loss of $3 million related to this sale during the second quarter of 2004.

On September 1, 2004, we acquired the business of the Aviation Finance Group, LLC (“AFG”), an Idaho-based company that specializes in loans to finance private aircraft. Historically, AFG has originated a diversified loan portfolio with average individual loan balances of approximately $2 million and a loan-to-value ratio below 70%. AFG’s loan volume has exceeded $150 million annually over the past few years. By combining the business of AFG with our existing business, we expect to increase our ability to offer a variety of loans and leasing products to corporate aircraft customers. See Note 3 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Unfunded Credit Commitments

December 31 – in millions	2004	2003
Commercial	$20,020	$18,065
Consumer	7,654	5,774
Commercial real estate	1,199	767
Education loans	279	252
Lease financing	153	85
Institutional lending repositioning	3	85
Other	38	155
Total	$29,346	$25,183

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.7 billion at December 31, 2004 and $6.4 billion at December 31, 2003.

The increase in consumer net unfunded commitments at December 31, 2004 compared with the balance at December 31, 2003 was primarily due to net unfunded commitments related to organic growth, our first quarter 2004 purchase of a portfolio of home equity loans and the acquisition of United National.

Unfunded credit commitments related to Market Street totaled $962 million at December 31, 2004 and $911 million at December 31, 2003 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See the Off-Balance Sheet Arrangements And Consolidated VIEs section of Item 7 and Note 2 Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding Market Street.

In addition to credit commitments, our net outstanding standby letters of credit totaled $3.7 billion at December 31, 2004 and $4.0 billion at December 31, 2003. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Securities

Details Of Securities

In millions	Amortized Cost	Fair Value
December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735	$4,722
Mortgage-backed	8,506	8,433
Commercial mortgage-backed	1,380	1,370
Asset-backed	1,910	1,901
State and municipal	175	176
Other debt	33	33
Corporate stocks and other	123	125
Total securities available for sale	$16,862	$16,760
SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$1	$1
Total securities held to maturity	$1	$1
December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$3,416
Mortgage-backed	5,889	5,814
Commercial mortgage-backed	3,248	3,310
Asset-backed	2,698	2,692
State and municipal	133	135
Other debt	55	57
Corporate stocks and other	259	264
Total securities available for sale	$15,684	$15,688
SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$2	$2
Total securities held to maturity	$2	$2

Securities represented 21% of total assets at December 31, 2004 compared with 23% at December 31, 2003. The increase in total securities compared with December 31, 2003 was primarily due to increases in U.S. Treasury and government agencies and mortgage-backed securities, partially offset by declines in commercial mortgage-backed and asset-backed securities.

At December 31, 2004, the securities available for sale balance included a net unrealized loss of $102 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2003 was a net unrealized gain of $4 million. The impact on bond prices of increases in interest rates during 2004 was reflected in the net unrealized loss position at December 31, 2004.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after December 31, 2004, if sustained, will adversely impact the fair value of securities available for sale in 2005 compared with the balance at year end. Net unrealized gains and losses in the securities available for sale portfolio are included in accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 2 years and 8 months at December 31, 2004 compared with 2 years and 11 months at December 31, 2003. We estimate the effective duration of securities available for sale is 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.1 billion at December 31, 2004 and $1.0 billion at December 31, 2003 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans totaled $30 million for 2004, $20 million for 2003 and $23 million for 2002. These gains are reflected in the “Other” noninterest income line item in our Consolidated Statement of Income and in the results of the Regional Community Banking segment.

Loans held for sale remaining from our 2001 institutional lending repositioning totaled $5 million at December 31, 2004 and $70 million at December 31, 2003. Our liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $52 million in 2004, $69 million in 2003 and $147 million in 2002. These gains are reflected in the Corporate Services line item in our Consolidated Statement of Income and in the results of the Wholesale Banking business segment. As the liquidation of institutional loans held for sale is essentially complete, any additional gains in 2005 will be minimal.

OTHER ASSETS

The increase of $3.0 billion in “Assets-Other” in the “Summarized Balance Sheet Data” table above includes an increase of $1.1 billion in other short-term investments and the impact of a $.6 billion increase in goodwill. Goodwill recorded in connection with the 2004 United National acquisition totaled $553 million and $35 million of goodwill was recorded during the third quarter of 2004 related to the AFG acquisition.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

December 31 – in millions	2004	2003
Deposits
Money market	$21,250	$19,398
Demand	15,996	14,861
Retail certificates of deposit	9,969	8,142
Savings	2,851	2,114
Other time	833	380
Time deposits in foreign offices	2,370	346
Total deposits	53,269	45,241
Borrowed funds
Federal funds purchased	219	169
Repurchase agreements	1,376	1,081
Bank notes and senior debt	2,383	2,823
Subordinated debt	4,050	3,729
Commercial paper (a)	2,251	2,226
Other borrowed funds	1,685	1,425
Total borrowed funds	11,964	11,453
Total	$65,233	$56,694
(a)	Attributable to Market Street.

Total funding sources increased $8.5 billion, or 15%, from December 31, 2003. This increase reflected the impact of the following 2004 developments:

•	Our United National acquisition,
•	An 8% increase in checking relationships,
•	An increase in time deposits in foreign offices that reflected our increased use of eurodollar deposits as a short-term funding mechanism,
•	The issuance of $500 million of 18 month, floating rate bank notes in September 2004 and $500 million of 5.25% subordinated bank notes due 2017 in December 2004, and
•	An increase in other short-term borrowings to fund asset growth.

These increases were partially offset by debt maturities of $2.4 billion during 2004.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $.8 billion, to $7.5 billion, in total shareholders’ equity at December 31, 2004 compared with the prior year-end was primarily attributable to $360 million of common stock issued as part of the January 2004 United National acquisition and a higher retention of earnings through 2004 in anticipation of the SSRM acquisition by BlackRock and the pending acquisition of Riggs. Partially offsetting this increase was a decline in the fair value of securities available for sale and cash flow hedge derivatives due to the impact of rising interest rates that began during the second quarter of 2004 and continued into the latter half of the year. These fair value changes are captured in the accumulated other comprehensive income (loss) component of shareholders’ equity. See Note 26 Comprehensive Income in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Common shares outstanding at December 31, 2004 were 282.6 million, an increase of 6 million over December 31, 2003, principally due to the issuance of common shares for the acquisition of United National.

In January 2002, the Board of Directors authorized us to purchase up to 35 million shares of our common stock through February 29, 2004. Under this program, we purchased 10.8 million common shares during 2003 at a total cost of $507.8 million and .7 million shares at a total cost of $41.5 million during 2004.

In February 2004, the Board of Directors authorized the purchase of up to 20 million shares of our common stock in open market or privately negotiated transactions. The 2004 repurchase authorization was a replacement and continuation of the prior repurchase program. Under this program, we purchased 3.0 million common shares during 2004 at a total cost of $165.6 million.

As of February 16, 2005, the 2004 program was terminated, and a new program to purchase up to 20 million shares was authorized. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under the 2005 program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit rating. The pending acquisition of Riggs and BlackRock’s acquisition of SSRM will cause us to constrain share purchases over the next several quarters as we seek to maintain our capital position.

Risk-Based Capital

December 31 – dollars in millions	2004	2003
Capital components
Shareholders’ equity
Common	$7,465	$6,636
Preferred	8	9
Trust preferred capital securities (a)	1,194	1,148
Minority interest	226	246
Goodwill and other intangibles	(3,112)	(2,498)
Net unrealized securities losses (gains)	66	(3)
Net unrealized losses (gains) on cash flow hedge derivatives	(6)	(48)
Equity investments in nonfinancial companies	(32)	(34)
Other, net	(15)	(19)
Tier 1 risk-based capital	5,794	5,437
Subordinated debt	1,924	1,742
Eligible allowance for credit losses	683	716
Other, net		2
Total risk-based capital	$8,401	$7,897
Assets
Risk-weighted assets, including off-balance-sheet instruments and market risk equivalent assets	$64,539	$57,271
Adjusted average total assets	75,757	66,591
Capital ratios
Tier 1 risk-based (b)	9.0%	9.5%
Total risk-based (b)	13.0	13.8
Leverage	7.6	8.2
Tangible common	5.7	6.3
(a)	See Note 18 Capital Securities of Subsidiary Trusts in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at December 31, 2004 and December 31, 2003 based upon guidance from the Federal Reserve.
(b)	The federal banking agencies jointly issued a final rule amending their risk-based capital standards regarding the capital treatment for certain asset-backed commercial paper programs. This final rule ended the regulatory capital relief previously granted through July 1, 2004 with respect to the Market Street conduit. The impact on our risk-based capital ratios with respect to the Market Street conduit is minimal at December 31, 2004 but the ratios may decrease slightly after the transition period ends September 30, 2005.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The declines in the capital ratios at December 31, 2004 compared with the ratios at December 31, 2003 reflected the growth in our Consolidated Balance Sheet during 2004.

At December 31, 2004, each of our banking subsidiaries was considered “well capitalized” based on regulatory capital ratio requirements. See the Supervision And Regulation section of Item 1 of this Report and Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe our bank subsidiaries will continue to meet these requirements in 2005.

OFF-BALANCE SHEET ARRANGEMENTS AND VIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of Item 7 of this Report, and
•	Note 28 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those that we have consolidated into our financial statements and those that remained unconsolidated as of December 31, 2004.

At December 31, 2004 and December 31, 2003, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
December 31, 2004
Market Street	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10
Total consolidated VIEs	$2,684	$2,681
December 31, 2003
Market Street	$2,146	$2,146
Partnership interests in low income housing projects	436	436
Total consolidated VIEs	$2,582	$2,582

•	Market Street is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchase or making of loans by issuing commercial paper. Market Street’s commercial paper has been rated A1/P1 by Standard & Poor’s and Moody’s. We hold no ownership interest in Market Street, but are considered to be the primary beneficiary. All of Market Street’s assets at December 31, 2004 and 2003 collateralize the commercial paper obligations. These assets are primarily classified as loans on our consolidated balance sheet. Neither creditors nor equity investors in Market Street have any recourse to the general credit of PNC. Market Street results are reflected in our Wholesale Banking segment.
•	Certain equity investments are made by us in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist PNC in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital. We own a majority of the limited partnership interests in these entities. We also consolidated certain entities in which we, as a national syndicator of affordable housing equity, serves as the general partner (together with the aforementioned limited partnership investments, the “LIHTC investments”), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees from the management of the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund’s investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in other assets on our consolidated balance sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to the general credit of PNC. The LIHTC investments are reflected in our Wholesale Banking segment.

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Equity/ Maximum Equity Exposure
December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$36
Private investment funds (a)	1,872	125	33
Other partnership interests in low income housing projects	37	28	4
Total significant variable interests	$5,061	$2,853	$73
December 31, 2003
Collateralized debt obligations (a)	$2,740	$2,370	$38
Private investment funds (a)	375	227	5
Other partnership interests in low income housing projects	41	30	5
Private investment funds (managed by Hawthorn unit) (b)	1,144	1,144	3
Total significant variable interests	$4,300	$3,771	$51
(a)	Held by BlackRock.
(b)	Management of the funds was transferred as part of the sale of certain investment consulting activities of PNC Advisors’ Hawthorn unit during first quarter 2004.

•	BlackRock is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. BlackRock engages in these transactions principally to address client needs through the launch of collateralized debt obligations (“CDOs”) and private investment funds. BlackRock has not been deemed the primary beneficiary of these entities.
•	We have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. We do not own a majority of the limited partnership interests in these entities and are not the primary beneficiary. We use the equity method to account for our investment in these entities.

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Equity/ Maximum Equity Exposure
December 31, 2004
Private Equity Fund	$78	$76	$20
December 31, 2003
Private Equity Fund	$53	$52	$13

REVIEW OF BUSINESSES

We operate five major businesses engaged in providing banking, asset management and global fund processing products and services. Banking businesses include regional community banking, wholesale banking and wealth management.

Our treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives and loan syndications; and equipment leasing products are offered through Wholesale Banking and marketed by several businesses across PNC.

Results of individual businesses are presented based on our management accounting practices and our operating structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles (“GAAP”); therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

We changed our financial reporting for our business segments beginning with first quarter 2004 reporting and restated all prior period amounts to conform with the new methodology. The principal changes to our segment reporting are as follows:

•	We replaced the assignment of securities or funds to balance net assets for each business segment with a funds transfer pricing methodology.
•	We removed the impact of our asset and liability management function from the business segments. This is now reflected in the results of “Other.”
•	The Wholesale Banking business segment captures the results that were previously reported separately as Corporate Banking, PNC Real Estate Finance and PNC Business Credit to more accurately reflect the integrated operating strategy of this business.
•	We have implemented a new capital measurement methodology based on the concept of economic capital for Regional Community Banking, Wholesale Banking, PNC Advisors and PFPC. However, we increased the capital assigned to Regional Community Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public financial statement disclosures.

We have allocated the allowance for loan and lease losses based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock and in the “Other” category in the Results of Business – Summary table that follows. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), corporate overhead and intercompany eliminations. Business segment results, including inter-segment revenues, are included in Note 25 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

“Other Information” included in the tables that follow is presented as of period end, except for the following which represent amounts for the periods presented: net charge-offs and the related annualized net charge-off percentage; home equity portfolio credit statistics; gains on sales of education loans; average small business deposits; consolidated revenue from treasury management, capital markets and Midland Loan Services; and average full-time equivalent employees (“FTEs”). FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts generally are not restated for organizational changes.

Results Of Businesses – Summary

	Earnings		Revenue		Return on Capital (b)		Average Assets (c)
Year ended December 31 – dollars in millions	2004	2003	2004	2003	2004	2003	2004	2003
Banking businesses
Regional Community Banking	$504	$477	$2,073	$1,892	21%	21%	$21,741	$16,749
Wholesale Banking	443	391	1,271	1,282	26	20	22,073	21,023
PNC Advisors	106	89	629	615	35	28	2,755	2,714
Total banking businesses	1,053	957	3,973	3,789	24	21	46,569	40,486
Asset management and processing businesses
BlackRock	143	155	725	598	19	23	1,145	967
PFPC	70	64	814	762	27	22	2,054	1,909
Total asset management and processing businesses	213	219	1,539	1,360	21	22	3,199	2,876
Total business segment results	1,266	1,176	5,512	5,149	24	21	49,768	43,362
Minority interest in income of BlackRock	(42)	(47)
Other	(27)	(100)	40	114			25,498	23,917
Results before cumulative effect of accounting change	1,197	1,029	5,552	5,263	17	15	75,266	67,279
Cumulative effect of accounting change		(28)
Total consolidated (a)	$1,197	$1,001	$5,552	$5,263	17	15	$75,266	$67,279
(a)	Business revenue is presented on a taxable-equivalent basis except for BlackRock and PFPC. BlackRock in 2003 and PFPC for both years are presented on a book (GAAP) basis. The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets has been increased to make them fully equivalent to other taxable interest income investments. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis is as follows (in millions):

	December 31 2004	December 31 2003
Total consolidated revenue, book (GAAP) basis	$5,532	$5,253
Taxable-equivalent adjustment	20	10
Total consolidated revenue, taxable-equivalent basis	$5,552	$5,263
(b)	Percentages for BlackRock reflect return on equity.
(c)	Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions	2004	2003
INCOME STATEMENT
Net interest income	$1,360	$1,223
Noninterest income
Service charges on deposits	242	228
Investment products	112	116
Other	359	325
Total noninterest income	713	669
Total revenue	2,073	1,892
Provision for credit losses	62	40
Noninterest expense
Compensation and employee benefits	534	484
Net occupancy and equipment	263	245
Other	419	373
Total noninterest expense	1,216	1,102
Pretax earnings	795	750
Income taxes	291	273
Earnings	$504	$477
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$10,791	$8,285
Indirect	843	477
Other consumer	547	510
Total consumer	12,181	9,272
Commercial	4,034	3,218
Floor plan	970	844
Residential mortgage	759	466
Other	25	23
Total loans	17,969	13,823
Goodwill	1,001	429
Loans held for sale	1,183	1,164
Other assets	1,588	1,333
Total assets	$21,741	$16,749
Deposits
Noninterest-bearing demand	$6,584	$5,575
Interest-bearing demand	6,967	6,308
Money market	12,217	12,303
Total transaction deposits	25,768	24,186
Savings	2,611	2,023
Certificates of deposit	8,782	8,572
Total deposits	37,161	34,781
Other liabilities	243	168
Capital	2,380	2,231
Total funds	$39,784	$37,180
PERFORMANCE RATIOS
Return on capital	21%	21%
Noninterest income to total revenue	34	35
Efficiency	59	58

Year ended December 31 Dollars in millions	2004	2003
OTHER INFORMATION
Total nonperforming assets (a)	$91	$85
Net charge-offs (b)	$63	$44
Annualized net charge-off ratio	.35%	.32%
Home equity portfolio credit statistics:
% of first lien positions	51%	51%
Weighted average loan-to-value ratios	71%	70%
Weighted average FICO scores	716	713
Loans 90 days past due	.22%	.25%
Gains on sales of education loans (c)	$30	$20
Average FTE staff	10,255	9,564
ATMs	3,581	3,600
Branches	774	719
Consumer and small business checking relationships	1,741,000	1,611,000
Consumer DDA households using online banking	711,000	593,000
% of consumer DDA households using online banking	45%	41%
Consumer DDA households using online bill payment	112,000	63,000
% of consumer DDA households using online bill payment	7%	4%
Small business deposits:
Noninterest-bearing and interest-bearing demand	$5,611	$4,969
Money market	$2,711	$2,128
Certificates of deposit	$312	$335
(a)	Includes nonperforming loans of $80 million at December 31, 2004 and $74 million at December 31, 2003.
(b)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004. For the remaining nine months of 2004, this portion of the portfolio experienced a reduction in gross charge-offs and an increase in recoveries from expected levels. The impact of this change in future periods is not expected to be significant.
(c)	Included in other noninterest income.

Regional Community Banking earnings increased $27 million in 2004 compared with 2003. Growth in customer relationships, loans and deposits combined with the United National acquisition produced a 10% increase in revenues. The revenue increase was partially offset by a 10% increase in noninterest expenses and a 55% increase in the segment’s provision for credit losses.

Performance highlights for Regional Community Banking for 2004 include:

•	A 14% increase in average demand deposit balances over 2003, which was driven by an 8% increase in consumer and small business checking account relationships. Approximately 60% of this net growth in checking relationships was from new customers with the remainder attributable to the acquisition of United National.
•	Small business relationships grew by 13%, and drove growth in commercial loans and small business deposits. Approximately 60% of the growth in relationships resulted from accelerated acquisition of new customers while the remaining increase was attributable to United National. This increase was driven by additional sales staff, including increased small business customer-calling efforts by branch managers.
•	Average loans for 2004 increased $4.1 billion or 30% over 2003 levels driven by strong consumer and small business loan demand. Approximately 38% of this dollar increase in loans was attributable to United National.

•	A continuation of efforts to expand and optimize the configuration of the branch network. During the year, we opened six stand-alone and 13 in-store branches, and acquired 47 branches from United National. These additions to the branch network, partially offset by the consolidation and sale of certain branches, increased the network total to 774 branches.
•	The percentage of our consumers banking with us online continued to increase. As of December 2004, 45% of our consumer checking relationships were utilizing web-based banking options compared with 41% a year earlier.

Taxable-equivalent net interest income increased $137 million in 2004 primarily due to loan growth of 30% and deposit balance growth of 7%. The benefits of the loan and deposit growth were partially offset by a lower value assigned to deposits and additional carrying costs related to goodwill associated with United National. All of the goodwill associated with the United National acquisition is reflected in the Regional Community Banking segment.

Noninterest income increased by $44 million over 2003 driven by the increase in checking relationships, higher income from payment-related products such as debit card and merchant services, and higher gains on sales of education loans and the sale of two branches. These increases were partially offset by a decline in ATM surcharge revenue related to our strategic downsizing of out-of-footprint ATMs. Investment revenues decreased $4 million due to a reduced customer demand for fixed annuity products. In 2004 we also introduced free checking for small business customers and free web bill pay for consumers, and increased penetration of free checking for consumers – initiatives geared toward improving customer acquisition and retention but which negatively impacted fee income growth.

The 2004 provision for credit losses increased by $22 million over 2003. The larger provision was driven mainly by loan growth and management’s decision earlier in 2004 to change the charge-off policy for commercial loans less than $250,000. Overall credit quality indicators are currently stable and have improved over 2003. Home equity FICO scores, loan to value ratios and accounts 90 days past due improved. We update FICO scores for each account on a quarterly basis. While we are committed to lending within a moderate risk profile, further improvements in credit quality are not anticipated for 2005. Provisions for credit losses are expected to increase commensurate with loan growth in the coming year.

Noninterest expenses in 2004 included $75 million of costs related to the acquisition of United National, including $11 million of conversion-related and other nonrecurring costs. Approximately $17 million in expense growth can be attributed to the build-out of our branch network (in-store branches associated with the Stop & Shop initiative and standalone branch sites), expansion of the small business sales force, increased marketing and sales activities, as well as higher technology expenditures related to investments in teller and back-office operations to increase productivity, improve service and strengthen risk management processes.

We have adopted a relationship-based lending strategy to target homeowners, small businesses and auto dealerships while seeking to maintain a moderate risk profile in the loan portfolio.

•	Home equity loans grew by $2.5 billion or 30% on average for 2004 compared with the prior year. The increase is primarily attributable to continued strength in loan demand, the United National acquisition and the purchase of a $660 million portfolio in the first quarter of 2004. Home equity loans have experienced strong growth over the recent periods of low interest rates. We would expect future growth rates to moderate as interest rates rise.
•	Average commercial loans grew 25% on the strength of increased loan demand from existing customers, the United National acquisition and an increase in the rate of small business customer acquisition.
•	Floor plan and indirect loan portfolios grew 15% and 77% respectively over 2003 levels due to managed increases in our dealer portfolio through new relationships, the United National acquisition and a renewed emphasis on indirect lending.

Residential mortgage loans increased $293 million due to the addition of a $518 million portfolio associated with the United National acquisition. The overall portfolio is decreasing as payoffs occur. This trend is expected to continue in 2005.

Growth in core deposits as a low cost source of funding is one of the primary objectives of our checking relationship growth strategy. Average total deposits increased $2.4 billion or 7% on average in 2004 compared with the prior year. The deposit growth was driven by increases in the number of checking and savings relationships and the United National acquisition.

•	Average consumer and small business demand deposits grew 14% over last year driven by the growth in our customer base and the acquisition of United National. For the year, the growth rate in balances, particularly in the consumer segment, exceeded the growth rate in relationships, as customers were hesitant to move funds into perceived higher risk alternatives such as equities, bonds or long-term CDs during a period of low interest rates and economic uncertainty. As such, we expect the future average demand deposit balance growth rate to be closer to the customer growth rate.
•	Customer integration and retention efforts for United National have been successful as evidenced by a stable customer base and deposit portfolio since the transaction was completed.
•	Checking relationship retention has improved and benefited from the increased penetration rates of debit card, online banking and online bill payment products and services.
•	Customer balances in other deposit products including savings, money market and certificates of deposit increased $712 million primarily due to the United National acquisition. Fourth quarter average portfolios grew by $593 million compared with second quarter as the rise in interest rates began to attract funds back into certificates of deposits after an extended period of portfolio declines in a low interest rate environment.

WHOLESALE BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Net interest income	$694	$677
Net interest income – FIN 46	4	3
Total net interest income	698	680
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	50	52
Servicing and other fees, net of amortization	47	39
Net gains on institutional loans held for sale	52	69
Other – FIN 46	17	14
Other	407	428
Noninterest income	573	602
Total revenue	1,271	1,282
Provision for credit losses	5	121
Noninterest expense – FIN 46	61	36
Noninterest expense	610	598
Pretax earnings	595	527
Noncontrolling interests in income of consolidated entities	(43)	(21)
Income taxes	195	157
Earnings	$443	$391
AVERAGE BALANCE SHEET
Loans
Corporate banking (a)	$9,865	$9,410
Commercial real estate	1,834	1,872
Commercial – real estate related	1,631	1,404
PNC Business Credit	3,803	3,551
Total loans (a)	17,133	16,237
Loans held for sale	470	572
Other assets	4,470	4,214
Total assets	$22,073	$21,023
Deposits	$7,527	$6,354
Commercial paper	1,889	1,232
Other liabilities	3,433	3,250
Capital	1,672	1,994
Total funds	$14,521	$12,830
PERFORMANCE RATIOS
Return on capital	26%	20%
Noninterest income to total revenue	45	47
Efficiency	53	49
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$83	$74
Acquisitions/additions	41	23
Repayments/transfers	(26)	(14)
End of period	$98	$83

OTHER INFORMATION
Consolidated revenue from:
Treasury management	$373	$360
Capital markets	$140	$119
Midland Loan Services	$108	$96
Equipment leasing	$84	$84
Total loans (a) (b)	$17,959	$16,441
Total nonperforming assets (b) (c)	$71	$227
Net charge-offs	$49	$158
Average FTE staff	3,086	2,989
Net carrying amount of commercial mortgage servicing rights (b)	$242	$209
(a)	Reflects reclassification to loans related to Market Street conduit. See the Balance Sheet Highlights section in Item 7 of this Report.
(b)	Presented as of period end.
(c)	Includes nonperforming loans of $51 million at December 31, 2004 and $177 million at December 31, 2003.

Wholesale Banking earnings increased 13% in 2004, primarily due to the overall improved credit quality of the loan portfolio, which was reflected in a $116 million decrease in the segment’s provision for credit losses.

Highlights of 2004 for Wholesale Banking include:

•	Total loans outstanding at December 31, 2004 increased $1.5 billion, or 9%, compared with December 31, 2003, driven by net new business and the acquisition of United National.
•	Average deposits increased 18% in 2004 compared with the prior year as further described below.
•	Client acquisition exceeded our expectations.
•	Asset quality remained strong and nonperforming assets as of December 31, 2004 declined 69% compared with December 31, 2003.
•	Capital markets revenue increased $21 million, or 18%, compared with 2003 driven by customer-related trading activity and loan syndication fees.
•	Revenue from Midland Loan Services grew $12 million, or 12%, compared with the prior year due to an 18% increase in the portfolio serviced.

Taxable-equivalent net interest income for 2004 increased $17 million compared with 2003, primarily due to loan and deposit growth. As economic expansion continues, we expect our customers to require additional lending facilities and to increase utilization of existing facilities. Although competition for high-quality customers has increased, we believe we can continue to compete effectively through competitive pricing and the strength of our product offerings, such as treasury management and capital markets products and services. We are winning new clients both within our primary geographic footprint and across the nation, and this expansion is being achieved within our prudent risk/return parameters. Our corporate banking and national secured lending businesses, business credit, leasing and real estate finance, have benefited from improving economic conditions and improved sales efforts, resulting in significant loan growth.

The provision for credit losses was $5 million for 2004 compared with $121 million in 2003. The reduced provision was attributable to improved overall credit quality, as demonstrated by an $109 million reduction in net charge-offs and a 69% reduction in nonperforming assets compared with 2003. While we intend to continue to initiate new business within our prudent risk/return parameters, we do not expect to continue to experience significant levels of improvement in credit quality in 2005. In addition, we anticipate that our provision for credit losses will increase in 2005, driven by loan growth.

Noninterest income for 2004 decreased 5%, to $573 million compared with 2003. The decrease was attributable primarily to a $17 million reduction in net gains on institutional loans held for sale compared with 2003 and $23 million of securities gains in 2003 related to the liquidation of two entities formed in 2001 in connection with the PAGIC transactions. These factors were partially offset by higher fees from our commercial mortgage servicing, treasury management, and capital markets products.

Noninterest expense for 2004 increased 6%, to $671 million, compared with 2003. Noninterest expense in 2003 included a $22 million impact related to the liquidation of two entities in connection with the PAGIC transactions and six months of noninterest expense related to the adoption of FIN 46, while noninterest expense for 2004 included a full year of expense related to FIN 46. Apart from these items, noninterest expense increased $34 million in 2004 as a result of our ongoing effort to add revenue-producing employees.

Average deposits increased 18% in 2004 compared with 2003. This increase was primarily due to:

•	Successful sales of treasury management products,
•	Increased liquidity among our customers, and
•	An increased commercial mortgage servicing portfolio, which grew 18% from December 31, 2003 to December 31, 2004.

We provide additional discussion regarding product revenue from our treasury management, capital markets, Midland Loan Services and equipment leasing businesses on page 20.

Nonperforming assets at December 31, 2004 declined $156 million, or 69%, compared with December 31, 2003 due to overall improvements in credit quality, continued liquidation of the institutional loans held for sale portfolio and the resolution of the two largest nonperforming assets in PNC Business Credit. With the increase in the loan portfolio and the near-completion of the liquidation of institutional loans held for sale, we do not expect this decline in nonperforming assets to continue.

PNC ADVISORS

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Net interest income	$111	$107
Noninterest income
Investment management and trust	316	313
Brokerage	111	101
Other	91	94
Total noninterest income	518	508
Total revenue	629	615
Provision for credit losses	(1)	3
Noninterest expense	463	472
Pretax earnings	167	140
Income taxes	61	51
Earnings	$106	$89
AVERAGE BALANCE SHEET
Loans
Consumer	$1,518	$1,317
Residential mortgage	130	244
Commercial	407	438
Other	292	287
Total loans	2,347	2,286
Other assets	408	428
Total assets	$2,755	$2,714
Deposits	$2,264	$2,141
Other liabilities	278	259
Capital	307	313
Total funds	$2,849	$2,713
PERFORMANCE RATIOS
Return on capital	35%	28%
Noninterest income to total revenue	82	83
Efficiency	74	77
ASSETS UNDER ADMINISTRATION (in billions) (a) (b) (c)
Assets under management
Personal	$41	$44
Institutional	9	9
Total	$50	$53
Asset Type
Equity	$30	$31
Fixed income	14	16
Liquidity/other	6	6
Total	$50	$53
Nondiscretionary assets under administration
Personal	$29	$22
Institutional	64	65
Total	$93	$87
Asset Type
Equity	$32	$30
Fixed income	33	30
Liquidity/other	28	27
Total	$93	$87
OTHER INFORMATION (b)
Total nonperforming assets	$9	$11
Brokerage assets administered (in billions)	$25	$23
Full service brokerage offices	75	76
Financial consultants	436	445
Margin loans	$254	$256
Average FTE staff	2,796	2,918
(a)	Excludes brokerage assets administered.
(b)	Presented as of period-end, except for average FTEs.
(c)	Balance at December 31, 2004 reflects the first quarter 2004 sale of certain activities of the investment consulting business of the Hawthorn unit and the expected reduction of approximately $5.9 billion of assets under management with approximately $4.4 billion moving to nondiscretionary assets under administration.

Higher 2004 earnings at PNC Advisors reflected the impact of comparatively stronger equity markets, increased loan and deposit balances and lower expenses compared with 2003, in addition to the impact of a $7 million after-tax gain recognized in the first quarter of 2004 from the sale of certain investment consulting activities of the Hawthorn unit.

Highlights of 2004 for PNC Advisors include:

•	Personal and institutional investment management and trust sales increased compared with the comparable reporting period of 2003.
•	The fourth quarter of 2004 reflected a reversal in the decline of Hilliard Lyons retail trading volumes that began in the second quarter of 2004.
•	Average consumer loans increased 15% in 2004 compared with the prior year primarily due to home equity loan and line of credit volume.
•	Average deposits increased 6% in 2004 compared with 2003.
•	The sale of certain investment consulting activities of Hawthorn was completed in the first quarter of 2004. The sale resulted in a $10 million pretax gain and reduced assets under management by approximately $5.9 billion.

Excluding the effect of the Hawthorn transaction, assets under management at December 31, 2004 increased approximately $3 billion compared with the balance at December 31, 2003. The effect of comparatively higher equity markets and the acquisition of United National more than offset net client asset outflows in 2004 apart from the Hawthorn transaction. Net client asset outflows are the result of ordinary distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Net interest income increased $4 million in 2004 compared with 2003 primarily due to higher average deposits.

Investment management and trust revenue increased $3 million in 2004 compared with 2003 despite the loss of $8 million in fees due to the sale of certain investment consulting activities of the Hawthorn unit. The favorable increase was due primarily to the comparatively higher equity markets. Brokerage revenue in 2004 increased $10 million compared with 2003 primarily due to increased fees. Excluding the effect of the Hawthorn transaction, other income declined $13 million through year-end 2004 compared with the prior period primarily due to lower client-related trading.

Provision for credit losses declined $4 million in 2004 compared with the prior year primarily due to improvement in loan quality and lower net charge-offs.

Noninterest expense was down $9 million in 2004 compared with 2003, including a $7 million expense savings related to the Hawthorn transaction. In 2003, PNC Advisors incurred a $5 million charge related to certain employment contracts. Excluding the impact of these items, noninterest expense was essentially flat compared with 2003.

BLACKROCK

Year ended December 31 Taxable-equivalent basis (a) Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Investment advisory and administrative fees	$633	$529
Other income	92	69
Total revenue	725	598
Operating expense	423	336
Operating expense – LTIP	104
Fund administration and servicing costs	32	33
Total expense	559	369
Operating income	166	229
Nonoperating income	36	22
Pretax earnings	202	251
Minority interest	5
Income taxes	54	96
Earnings	$143	$155
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$184	$192
Other assets	961	775
Total assets	$1,145	$967
Liabilities	$377	$254
Stockholders’ equity	768	713
Total liabilities and stockholders’ equity	$1,145	$967
PERFORMANCE DATA
Return on average equity	19%	23%
Operating margin (b)	37	41
Diluted earnings per share	$2.17	$2.36
ASSETS UNDER MANAGEMENT (in billions) (c)
Separate accounts
Fixed income	$216	$190
Liquidity	7	6
Liquidity – securities lending	7	10
Equity	10	9
Alternative investment products	8	7
Total separate accounts	248	222
Mutual funds (d)
Fixed income	25	24
Liquidity	64	59
Equity	5	4
Total mutual funds	94	87
Total assets under management	$342	$309
OTHER INFORMATION
Average FTE staff	1,014	962
(a)	Presented on a taxable-equivalent basis for 2004 and on a book basis for 2003.
(b)	Calculated as operating income, adjusted for BlackRock LTIP charges and appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans, divided by total revenue less fund administration and servicing costs. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions:

Operating income, GAAP basis	$166	$229
Add back: LTIP expense	104
Less: BlackRock portion of LTIP expense, funding portion	(19)
Add back: appreciation on Rabbi trust assets	4	2
Operating income, as adjusted	$255	$231
Total revenue, GAAP basis	$725	$598
Less fund administration and servicing costs	32	33
Revenue used for operating margin calculation, as reported	$693	$565
Operating margin, GAAP basis	23%	38%
Operating margin, as reported	37%	41%

We believe that operating margin, as reported, is a more relevant indicator of management’s ability to effectively employ BlackRock’s resources. The portion of the LTIP expense associated with awards to be met with the contribution of shares of BlackRock stock by PNC has been excluded from operating income because, exclusive of the impact related to LTIP participants’ option to put awarded shares to BlackRock, this non-cash charge will not impact BlackRock’s book value. Appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. We have excluded fund administration and servicing costs from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(c)	At December 31.
(d)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

BlackRock earnings in 2004 reflected a 20% increase in advisory fees driven by a growing base of assets under management as well as a total of $18 million in tax benefits recorded in the first and fourth quarters of 2004, which were more than offset by the after-tax impact of $66 million of LTIP-related charges.

During 2004, BlackRock continued to operate in a global marketplace characterized by substantial volatility. Highlights of BlackRock’s 2004 performance follow.

•	Assets under management at December 31, 2004 increased $33 billion, or 10%, compared with December 31, 2003. Growth in fixed income assets managed by BlackRock was the primary factor in the increase. The increase reflected net new subscriptions of $20 billion and net market appreciation of $13 billion. Over the past five years, assets under management have grown at a compound annual rate of 16%, the majority of which was attributable to new business activity.
•	The business ended 2004 with superior investment performance in fixed income and liquidity products and continued to experience favorable operating leverage in these areas.
•	The performance of the equity business improved following its 2003 restructuring.

Higher revenue in 2004 reflected increases in fees earned from a larger base of assets. Other income increased primarily due to strong sales of BlackRock Solutions products and services and fees earned by the Advisory Services Group.

Apart from the LTIP charges and a $6 million impairment of an acquired contract, expenses increased in 2004 largely due to an increase in employee incentive compensation, salaries and benefits due to higher staffing levels, higher legal and accounting service fees and higher marketing and professional expense related to new closed-end issuances.

Effective January 31, 2005, BlackRock acquired SSRM, the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors with approximately $55 billion in assets under management at December 31, 2004. At closing, MetLife, Inc. received approximately $285 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. The transaction is expected to be immediately accretive to BlackRock’s earnings. Additional cash considerations, which could increase the purchase price by up to 25%, may be paid over 5 years contingent on certain measures.

For information regarding the transfer of BlackRock from PNC Bank, N.A., to PNC Bancorp, Inc. and the related impact on PNC’s first quarter 2005 earnings, you should review Note 31 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC

Year ended December 31 Dollars in millions except as noted	2004	2003
INCOME STATEMENT
Fund servicing revenue	$814	$762
Operating expense	643	618
Amortization (accretion) of other intangibles, net	3	(18)
Operating income	168	162
Nonoperating income (a)	3	14
Debt financing	54	69
Pretax earnings	117	107
Income taxes	47	43
Earnings	$70	$64
AVERAGE BALANCE SHEET
Goodwill and other intangible assets	$1,022	$1,037
Other assets	1,032	872
Total assets	$2,054	$1,909
Debt financing	$1,117	$1,279
Other liabilities, net	675	336
Capital	262	294
Total funds	$2,054	$1,909
PERFORMANCE RATIOS
Return on capital	27%	22%
Operating margin (b)	21	21
SERVICING STATISTICS (C)
Accounting/administration net fund assets (in billions)
Domestic	$660	$609
Foreign (d)	61	45
Total	$721	$654
Asset type (in billions)
Money market	$341	$341
Equity	230	186
Fixed income	101	90
Other	49	37
Total	$721	$654
Custody fund assets (in billions)	$451	$401
Shareholder accounts (in millions)
Transfer agency	21	21
Subaccounting	36	32
Total	57	53
OTHER INFORMATION
Average FTE staff	4,749	5,081
(a)	Net of nonoperating expense.
(b)	Operating income divided by total fund servicing revenue.
(c)	At December 31.
(d)	Represents net assets serviced offshore.

PFPC earnings increased 9% in 2004 compared with 2003. Highlights of PFPC’s performance in 2004 follow.

•	PFPC continued to streamline operations during the year to facilitate pursuit of higher-margin business and increase efficiencies in lower margin businesses.
•	PFPC’s offshore revenues grew 40% and assets serviced offshore increased 36%.
•	Alternative investment net assets serviced increased 45%, as PFPC executed its strategy to pursue hedge fund and other alternative investment business.
•	Managed account services grew its asset base to $27 billion, an increase of 56% compared with December 31, 2003, reflecting the success of the ADVISORport separate accounts platform and related sales efforts.

Fund servicing revenue increased $52 million in 2004 compared with 2003 reflecting the positive impact of new sales of accounting/administration services, offshore growth and growth in alternative investment and custody assets serviced. In addition, $22 million of the increase represented out-of-pocket and pass-through items that had no impact on earnings. These factors were partially offset by highly competitive pricing in certain of PFPC’s product areas and transfer agency client deconversion. Revenue loss attributable to the sale of PFPC’s retirement services business during 2003 was largely replaced by the higher margin revenue from the ADVISORport acquisition that also occurred in 2003.

Operating expense increased $25 million, or 4%, in 2004 compared with 2003. Apart from the out-of-pocket and pass-through items referred to above, the net impact of the ADVISORport and retirement services transactions reduced operating expenses by $9 million in 2004 compared with the prior year. PFPC also benefited by $31 million in incremental cost savings initiatives in 2004. PFPC incurred higher depreciation of technology investments and other noncompensation expenses during 2004 which offset the benefits described above. These benefits were also partially offset by a lower benefit from accretion of a single discounted client contract liability that ended during the second quarter of 2004.

PFPC’s 2004 earnings also benefited from a reduction in pretax financing costs of $15 million, attributable to the retirement of debt during 2004 and 2003 of $115 million and $125 million, respectively, with PNC affiliates and the refinancing of certain remaining debt obligations with PNC affiliates at more favorable terms. PFPC anticipates continued reductions of debt principal during 2005. This benefit was partially offset by an $11 million reduction in nonoperating income, largely driven by an increase in non-debt balance sheet funding.

Effective January 2005, PFPC restructured portions of its remaining intercompany debt obligations given the rate environment at that time. Contractually, PFPC incurred $8 million in debt prepayment penalties to effect the restructuring, which is expected to be more than offset by resulting interest expense savings of approximately $10 million over 2005. The prepayment penalty will be reflected in PFPC’s first quarter 2005 results.

For information regarding a first quarter 2005 settlement with a former transfer agency client, we direct you to Note 31 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report.

PFPC’s performance is partially dependent on the underlying performance of its fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that PFPC clients’ businesses are adversely affected by ongoing governmental investigations into the practices of the mutual and hedge fund industries, PFPC’s results could be impacted.

Increases in both accounting/administration and custody fund assets at December 31, 2004 compared with the prior year-end resulted primarily from net new business, asset inflows from existing clients and generally positive equity market performance during 2004. Subaccounting shareholder accounts serviced by PFPC increased in 2004 primarily due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $1.8 trillion at December 31, 2004 compared with $1.6 trillion at December 31, 2003.

RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. In addition to the risks described in other parts of this Report, including the Supervision and Regulation section of Item 1 and the Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of Item 7, the following are the key risk factors that affect us.

BUSINESS AND ECONOMIC CONDITIONS; IMPACT OF MONETARY AND OTHER POLICIES

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following impacts on our business:

•	A decrease in the demand for loans and other products and services offered by us,
•	A decrease in the value of our loans held for sale,
•	An increase or decrease in the usage of unfunded commitments, or
•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to market interest rate movement and the performance of the financial markets. In addition to the impact on the economy generally, with some of the potential effects outlined above, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	Such changes could affect the value of certain of our on-balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold;
•	Such changes could affect the value of the assets that we manage or otherwise administer;
•	Such changes could affect the value of assets for which we provide processing services; or
•	To the extent to which we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or our ability to raise such funds.

A more detailed description of aspects of the interest rate and market risks facing us is included in the Risk Management section of Item 7 of this Report.

The monetary, tax and other policies of the government and its agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), have a significant impact on interest rates and overall financial market performance, and thus can affect the activities and results of operations of bank holding companies and their subsidiaries, such as PNC and our subsidiaries. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits to implement its monetary policy objectives. These instruments of monetary policy are used in varying combinations to influence the following:

•	The overall level of bank loans,
•	Investments and deposits,
•	The interest rates charged on loans and paid for deposits,
•	The price of the dollar in foreign exchange markets, and
•	The level of inflation.

The Federal Reserve Board’s policies have a general impact on the United States and, to some extent, global economies, but also have a significant specific impact on bank holding companies and others in the financial services industry, which specific impact is felt throughout PNC. By affecting market interest rates, these policies influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and, as described above, can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, these policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on our activities and results of operations.

PENDING ACQUISITION OF RIGGS NATIONAL CORPORATION; OTHER ACQUISITIONS

Our pending acquisition of Riggs National Corporation presents us with a number of risks and uncertainties related both to the transaction itself and to the integration of the remaining Riggs businesses into PNC. These risks and uncertainties include the following:

•	Completion of the transaction is dependent on, among other things, receipt of stockholder and regulatory approvals and regulatory waivers, the timing of which cannot be predicted with precision at this point and which may not be received at all.
•	Successful completion of the transaction and our ability to realize the benefits that we anticipate from the acquisition also depend on the nature of any future developments with respect to Riggs’ regulatory and legal issues, the ability to comply with the terms of all current or future requirements (including any related action plan) resulting from these issues, and the extent of future costs and expenses arising as a result of these issues, including the impact of increased litigation risk and any claims for indemnification or advancement of costs.
•	Riggs’ regulatory and legal issues may cause reputational harm to PNC following the acquisition and integration of its business into ours.
•	The transaction may be materially more expensive to complete than anticipated as a result of unexpected factors or events.

•	The integration into PNC of the Riggs business and operations that we acquire, which will include conversion of Riggs’ different systems and procedures, may take longer or be more costly than anticipated and may have unanticipated adverse results relating to Riggs’ or PNC’s existing businesses.
•	It may take longer than expected to realize the anticipated cost savings of the acquisition, and the anticipated cost savings may not be achieved in their entirety.
•	The anticipated strategic and other benefits of the acquisition to PNC are dependent in part on the future performance of Riggs’ business. We can provide no assurance as to actual future results, which could be affected by various factors, including the risks and uncertainties generally related to the performance of PNC’s and Riggs’ businesses (with respect to Riggs, you may review Riggs’ SEC reports, which are accessible on the SEC’s website at www.sec.gov) or due to factors related to the acquisition of Riggs and the process of integrating Riggs’ business at closing into PNC.

In addition to the pending Riggs acquisition, we grow our business from time to time by acquiring other financial services companies. Other acquisitions generally present similar risks to those described above relating to the Riggs transaction. We could also be prevented from pursuing attractive acquisition opportunities due to regulatory restraints.

COMPETITION

We operate in a highly competitive environment, both in terms of the products and services offered and the geographic markets in which we conduct business. This environment could become even more competitive in the future as a result of legislative, regulatory and technological changes and continued consolidation in the financial services industry. We compete with the following:

•	Local, regional and national banks, thrifts and credit unions,
•	Non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, private equity firms, mutual fund complexes and insurance companies, and
•	Other entities that offer financial and processing services.

Our competitive environment is also impacted by the growth of alternative delivery channels, in particular the internet, which facilitates competition by removing geographic barriers to providing certain of our products and services and which provides an additional and non-traditional way in which companies seeking to provide banking and other financial services can distinguish themselves.

Technological advances and legislation, among other changes, have lowered barriers to entry, have made it possible for non-bank institutions to offer products and services that traditionally have been provided by banks, and have increased the level of competition that we face. Many of our competitors benefit from fewer regulatory constraints and lower cost structures, allowing for more competitive pricing of products and services. As a result, we could lose business to competitors or be forced to price our products and services on less advantageous terms to retain customers.

ASSET MANAGEMENT PERFORMANCE

Asset management revenue is primarily based on a percentage of the value of assets under management and performance fees, in most cases expressed as a percentage of the returns realized on assets under management. A decline in the value of debt and equity instruments, among other things, could cause our asset management revenue to decline.

Investment performance is an important factor influencing the level of assets under management. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Also, performance fees could be lower or nonexistent. Additionally, the ability to attract funds from existing and new clients might diminish.

FUND SERVICING

Fund servicing fees are primarily derived from the market value of the assets and the number of shareholder accounts that we administer for our clients. A rise in interest rates or a sustained weakness, weakening or volatility in the debt and equity markets could influence an investor’s decision to invest or maintain an investment in a mutual fund or other pooled investment product. As a result, fluctuations may occur in the level or value of assets for which we provide processing services. A significant investor migration from mutual fund and other pooled investments could result in lower revenues for us by reducing the assets and the number of shareholder accounts that we service. The fund servicing business is also highly competitive, with a relatively small number of providers. There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Future mergers or consolidations of financial institutions or other financial intermediaries could impact the number of existing or potential fund servicing clients.

TERRORIST ACTIVITIES AND INTERNATIONAL HOSTILITIES

The impact of terrorist activities and responses to such activities and of international hostilities cannot be predicted with respect to severity or duration, but may adversely affect the economy and financial and capital markets generally, or specific industries and us specifically. The impact could adversely affect us in a number of ways including, among others, an increase in delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report describes the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe are sufficient to absorb estimated probable credit losses inherent in the portfolio. We determine the adequacy of the allowances based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others:

•	Expected default probabilities,
•	Loss given default,
•	Exposure at default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Estimated losses on consumer loans and residential mortgages, and
•	General amounts for historical loss experience.

Our process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, we base the allocation of the allowance for loan and lease losses to specific loan pools on historical loss trends and our judgment concerning those trends.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $503 million, or 83%, of the total allowance for loan and lease losses at December 31, 2004 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry competition and consolidation,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information: Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of Item 7 of this Report; and Note 1 Accounting Policies and Note 12 Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit in the Notes To Consolidated Financial Statements, and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information section in Item 8 of this Report.

PRIVATE EQUITY ASSET VALUATION

At December 31, 2004, private equity investments carried at estimated fair value totaled $470 million compared with $531 million at December 31, 2003. We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. We recognized in the fourth quarter of 2004 valuation changes related to limited partnership investments that reflected the impact of third quarter 2004 market conditions and performance of the underlying companies. Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures that we apply to direct investments include techniques such as cash flow multiples for the entity, independent appraisals of the value of the entity or the pricing used to value the entity in a recent financing transaction. We value general partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

We reflect changes in the value of equity management investments in our results of operations. Market conditions and actual performance of the companies that we invest in could differ from these assumptions, resulting in lower valuations that could reduce earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments.

Commercial Mortgage Servicing Rights

Commercial mortgage servicing rights (“MSR”) are intangible assets that represent the value of rights that arise from the servicing of commercial loan contracts. While servicing is inherent in most financial assets, it becomes a distinct asset (a) when contractually separated from the underlying financial asset by sale or securitization of the asset with servicing retained or (b) through the separate purchase and assumption of the servicing. The value of our MSR asset (both originated and purchased) arises from estimates of future revenues from contractually specified servicing fees, interest income and other ancillary revenues, net of estimated operating expenses which are expected to provide an acceptable level of risk adjusted return for us as the servicer.

We estimate the fair value of our MSR asset using a discounted cash flow methodology that calculates the net present value of future cash flows of the servicing portfolio over the estimated life of the asset based on various assumptions and market factors. The most significant assumptions and market factors include:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

We review the reasonableness of these factors based on expectations of the portfolio, market conditions, and loan characteristics.

Our commercial loan servicing portfolio is subject to various risks, the most significant being interest rate risk, which subject our MSR asset to impairment risk. While our MSR asset is amortized over its estimated life in proportion to estimated net servicing income, it is also tested for impairment at a strata level on a quarterly basis. The impairment testing includes a positive and negative scenario for sensitivity characteristics. If the estimated fair value of the MSR is less than its carrying value, an impairment loss would be recognized in the current period; however, any fair value in excess of the cost basis would not be recognized as income. We include additional information in Note 1 Accounting Policies, Note 13 Goodwill And Other Intangible Assets and Note 15 Securitizations And Retained Interests in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Lease Residuals

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual value insurance or guarantees by governmental entities cover a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. These residual values are reviewed for impairment no less than on an annual basis. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

As such, goodwill value is supported ultimately by earnings, which is driven by the volume of business transacted and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and reduced earnings in the future. At least annually, management evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. See Note 1 Accounting Policies and Note 13 Goodwill And Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Revenue Recognition

We derive net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Investment management and fund servicing,
•	Customer deposits,
•	Loan servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities and derivatives trading activities including foreign exchange.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital market transactions.

The timing and amount of revenue that we recognize in any period is dependent on estimates, judgments, assumptions, and interpretation of contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Income Taxes

Because our ownership interest in BlackRock, as measured by value, is less than 80%, federal tax law requires us to file two consolidated federal income tax returns: one for PNC and subsidiaries excluding the consolidated results of BlackRock and its subsidiaries, and a second return solely for BlackRock and its subsidiaries. We and our subsidiaries also file state and local income tax returns in many jurisdictions.

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

Our tax treatment of certain leasing transactions is currently being challenged by the IRS, as described in greater detail in the Consolidated Balance Sheet Review section of Item 7 of this Report.

Legal Contingencies

We are subject to a variety of legal and regulatory proceedings and claims, including those described in Note 5 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report and others arising in the normal course of our business. We review these matters with internal and external legal counsel and accrue reserves when we determine that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We regularly review these accruals and adjust the reserves as appropriate to reflect changes in the status of the proceedings and claims.

The reserves that we establish for these types of contingencies are based upon our opinion of the likely future outcome of legal and regulatory proceedings and claims. The final resolution of legal and regulatory proceedings is frequently different, possibly significantly, from the resolution we anticipated. Also, we may not be able to reasonably estimate the loss from a proceeding even if some liability is probable or the actual loss may be different from an estimated loss. As a result, our ultimate financial exposure to legal and regulatory proceedings and claims may be substantially different from what is reflected in the related reserves.

2002 BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

See Note 22 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report for a description of the BlackRock LTIP.

Based on the price performance of its common shares, BlackRock management determined that full vesting of the LTIP awards was probable as of September 30, 2004, and as a result recorded a charge and a related liability in its third quarter 2004 results. This charge took into account the value of the awards granted through September 30, 2004 and the applicable service period. We reported a pretax charge totaling $96 million, including $89 million of compensation expense, $2 million of employee benefits expense and $5 million of “Other” noninterest expense in our Consolidated Statement Of Income. The after-tax impact on our third quarter 2004 results after taking into account the adjustment for minority interests (we own approximately 71% of BlackRock) was $42 million, or $.15 per diluted share. This includes a pro rata share of the estimated dilution of our investment in BlackRock that is expected to occur in 2007 when we transfer shares of BlackRock stock to fund a portion of the LTIP Awards.

Fourth quarter 2004 LTIP pretax charges reported by PNC totaled $14 million, comprised of $13 million of compensation expense and $1 million of “Other” noninterest expense.

We expect to report additional pretax charges of approximately $15 million per quarter through December 2006 related to the remaining service period of the LTIP Awards granted to date, assuming the LTIP Awards vest or full vesting remains probable.

Additional information on the third quarter 2004 LTIP charge is included in our and BlackRock’s Current Reports on Form 8-K dated October 6, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on the following recent accounting pronouncements that are relevant to our business, including a description of each new pronouncement, the required date of adoption, our planned date of adoption and the expected impact on our consolidated financial statements.

In December 2004, the FASB issued the following:

•	SFAS 123 (Revised 2004), “Share-Based Payment,”
•	FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” and
•	SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Loans and Debt Securities Acquired in a Transfer.”

In May 2003, the FASB issued SFAS 150. In November 2003, the FASB issued FSP 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

STATUS OF DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (“plan” or “pension plan”) covering eligible employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Plan assets are currently approximately 60% invested in equity investments with most of the remainder invested in fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy.

We calculate the expense associated with the pension plan in accordance with SFAS 87, “Employers’ Accounting for Pensions,” and we use assumptions and methods that are compatible with the requirements of SFAS 87, including a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan, including the discount rate, rate of compensation increase and the expected return on plan assets. Neither the discount rate nor the compensation increase assumptions significantly affect pension expense. However, the expected long-term return on assets assumption does significantly affect pension expense. Actual investment returns also significantly affect expense, as each one percentage point difference in actual return compared with our expected return causes the following year’s expense to change by up to $3 million. Below are the effects of certain changes in assumptions, using 2005 estimated expense as a baseline.

Estimated Increase to Pension Expense (In millions)
.5% decrease in discount rate	$1
.5% decrease in expected long-term return on assets	7
.5% increase in compensation rate	1

We currently estimate a pretax $7 million benefit to pension expense in 2005 compared with pretax expense of $10 million in 2004.

The primary reasons for the expected decrease in pension expense in 2005 are favorable returns on investment assets in 2004, which reduce amortization of actuarial losses and increase the asset used to calculate expected returns for 2005, and plan modifications relating to PFPC, as future retirement benefits will accrue only under a defined contribution plan.

In accordance with SFAS 87 and SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” we may have to eliminate any prepaid pension asset and recognize a minimum pension liability if the accumulated benefit obligation exceeds the fair value of plan assets at year-end. We would recognize the corresponding charge as a component of other comprehensive income and it would reduce total shareholders’ equity, but it would not affect net income. At December 31, 2004, the fair value of plan assets was $1.492 billion, which exceeded the accumulated benefit obligation of $1.111 billion. The status at year-end 2005 will depend primarily upon 2005 investment returns and the level of contributions, if any, made to the plan by us during 2005.

Plan asset investment performance has the most impact on contribution requirements. However, contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance will drive the amount of permitted contributions in future years. Also, current law sets limits as to both minimum and maximum contributions to the plan. In any event, any large near-term contributions to the plan will be at our discretion, as we expect that the minimum required contributions under the law will be minimal or zero for several years.

We maintain other defined benefit plans that have a less significant effect on financial results, including one qualified pension plan for United National employees and various nonqualified supplemental retirement plans for certain employees. On March 31, 2004, we merged into our plan one defined benefit plan covering some employees of United National. We merged the remaining United National plan into our plan during the fourth quarter of 2004. We contributed $11 million to the United National plans during the first quarter of 2004. Expense associated with the United National plans was minimal for 2004.

See Note 21 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. This Risk Management section first provides an overview of the risk measurement, control strategies, and monitoring aspects of our corporate-level risk management processes. Following that discussion is an analysis of the risk management process for what we view as our primary areas of risk: credit, operational, liquidity, and market. The discussion of market risk is further subdivided into interest rate, trading, and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Report. In appropriate places within this section, historical performance is also addressed.

OVERVIEW

As a financial services organization, we take a certain amount of risk in every business decision. For example, every time we open an account or approve a loan for a customer, process a payment, hire a new employee, or implement a new computer system, we incur a certain amount of risk. As an organization, we must balance revenue generation and profitability with the risks associated with our business activities. Risk management is not about eliminating risks, but about identifying and accepting risks and then effectively managing them so to optimize shareholder value.

The key to effective risk management is to be proactive in identifying, measuring, evaluating, and monitoring risk on an ongoing basis. Risk management practices support decision-making, improve the success rate for new initiatives, and strengthen the organization.

CORPORATE-LEVEL RISK MANAGEMENT OVERVIEW

We support risk management through a governance structure involving the Board, senior management and a corporate risk management organization.

Although our Board as a whole is responsible generally for oversight of risk management, committees of the Board provide oversight to specific areas of risk with respect to the level of risk and risk management structure.

We use management level risk committees to help ensure that business decisions are executed within our desired risk profile. The Executive Risk Management Committee (“ERMC”), consisting of senior management executives, provides oversight for the establishment and implementation of new comprehensive risk management initiatives, reviews enterprise level risk profiles and discusses key risk issues.

The corporate risk management organization has the following key roles:

•	Facilitate the identification, assessment and monitoring of risk across PNC,
•	Provide support and oversight to the businesses, and
•	Identify and implement risk management best practices, as appropriate.

RISK MEASUREMENT

We conduct risk measurement activities specific to each area of risk. The primary vehicle for aggregation of enterprise-wide risk is a comprehensive risk management methodology that is based on economic capital. This primary risk aggregation measure is supplemented with secondary measures of risk to arrive at an estimate of enterprise-wide risk. The economic capital framework is a measure of potential losses above and beyond expected losses. Potential one year losses are capitalized to a level commensurate with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses (Credit Risk), fluctuations of the estimated market value of financial instruments (Market Risk), failure of people, processes or systems (Operational Risk), and income losses associated with declining volumes, margins and/or fees, and the fixed cost structure of the business (Business Risk). We estimate credit and market risks at an exposure level while we estimate the remaining risk types at an institution or business segment level. We routinely compare the output of our economic capital model with industry benchmarks.

RISK CONTROL STRATEGIES

We centrally manage policy development and exception oversight through corporate-level risk management. Corporate risk management is authorized to take action to either prevent or mitigate exceptions to policies and is responsible for monitoring compliance with risk management policies. The Corporate Audit function performs an independent analysis of the internal control environment. Corporate Audit plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee.

RISK MONITORING

Corporate risk management reports on a regular basis to our Board regarding the enterprise risk profile of the Corporation. These reports aggregate and present the level of risk by type of risk and communicate significant risk issues, including performance relative to risk tolerance limits. Both the Board and the ERMC provide guidance on actions to address key risk issues as identified in these reports.

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

Approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level of credit risk. We have established guidelines for acceptable levels of total borrower exposure, problem loans, and other credit measures. We seek to achieve our credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. We use loan participations with third parties, loan sales and syndications, and the purchase of credit derivatives to reduce risk concentrations.

The credit granting businesses maintain direct responsibility for credit risk within PNC. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of PNC’s credit risk and reports to the Chief Risk Officer. Credit Risk Review also provides an independent assessment of the credit risk profile and the findings from targeted reviews.

Nonperforming, Past Due And Potential Problem Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, nonaccrual loans held for sale or foreclosed, and other assets. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Nonperforming Assets By Type

Dollars in millions	December 31 2004	December 31 2003
Nonaccrual loans
Commercial	$89	$213
Lease financing	5	11
Commercial real estate	14	6
Consumer	11	11
Residential mortgage	21	24
Total nonaccrual loans	140	265
Troubled debt restructured loan	3	1
Total nonperforming loans	143	266
Nonperforming loans held for sale (a)	3	27
Foreclosed and other assets
Lease	14	17
Residential mortgage	10	9
Other	5	9
Total foreclosed and other assets	29	35
Total nonperforming assets (b)	$175	$328
Nonperforming loans to total loans	.33%	.73%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.39	.87
Nonperforming assets to total assets	.22	.48
(a)	Includes troubled debt restructured loans held for sale of $2 million as of December 31, 2004 and $10 million as of December 31, 2003.
(b)	Excludes nonperforming equity management assets carried at estimated fair value of $32 million at December 31, 2004 and $37 million at December 31, 2003 and included in other assets on the Consolidated Balance Sheet. These amounts include troubled debt restructured assets of $11 million at December 31, 2004 and $5 million at December 31, 2003.

The decline in nonperforming loans held for sale at December 31, 2004 compared with December 31, 2003 reflected reductions in principal balances and sales of nonperforming loans during 2004.

The foreclosed lease assets at December 31, 2004 and December 31, 2003 primarily represent our repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan. This asset is currently leased to a third party.

The amount of nonperforming loans that was current as to principal and interest was $44 million at December 31, 2004 and $116 million at December 31, 2003. The amount of nonperforming loans held for sale that was current as to principal and interest was zero at December 31, 2004 and $4 million at December 31, 2003.

Nonperforming Assets By Business

In millions	December 31 2004	December 31 2003
Regional Community Banking	$91	$85
Wholesale Banking	71	227
PNC Advisors	9	11
Other	4	5
Total nonperforming assets	$175	$328

At December 31, 2004, Wholesale Banking had nonperforming loans held for sale of $3 million, which are included in the preceding table.

Change In Nonperforming Assets

In millions	2004	2003
January 1	$328	$418
Purchases	12	42
Transferred from accrual	213	467
Returned to performing	(17)	(5)
Principal reductions and payoffs	(211)	(331)
Asset sales	(60)	(54)
Charge-offs and valuation adjustments	(90)	(209)
December 31	$175	$328

Weakness in the economy or other factors that affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults, and in a higher level of nonperforming assets, net charge-offs, and provision for credit losses in future periods.

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2004	Dec. 31 2003	Dec. 31 2004	Dec. 31 2003
Commercial	$15	$13.09%		.09%
Commercial real estate	2	1.10		.05
Consumer	18	21.12		.18
Residential mortgage	14	21.29		.73
Lease financing		1		.02
Total loans	49	57.11		.16
Loans held for sale	9	6.54		.43
Total loans and loans held for sale	$58	$63.13%		.17%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months, totaled $65 million and zero, respectively, at December 31, 2004 compared with $94 million and $4 million, respectively at December 31, 2003. Approximately 82% of these loans are in the Wholesale Banking portfolio.

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

In addition to the allowance for loan and lease losses, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our allowance for loan and lease losses.

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

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve loss rates by 5% for all categories of nonimpaired commercial loans, then the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit would increase by $25 million. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the maturity distribution of the loans will contribute to the final pool reserve allocations.

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

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, potential judgment and data errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in the risk measures or characteristics of the portfolio due to inherent lags in information. Our evaluation of these factors and other relevant factors, such as the imprecision in estimating probable losses, determines the level of reserves established at the evaluation date. The total amount of reserves for these factors was $101 million at December 31, 2004 and $116 million at December 31, 2003 and were assigned in the tables below to loan categories and to business segments based on the relative specific and pool allocation amounts. This portion of the allowance for loan and lease losses represented 17% of the total allowance and .23% of total loans at December 31, 2004 and 18% of the total allowance and .32% of total loans at December 31, 2003.

Allocation Of Allowance For Loan And Lease Losses

	December 31, 2004		December 31, 2003
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$503	40.1%	$514	41.5%
Commercial real estate	26	4.5	34	5.1
Consumer	35	35.9	28	32.6
Residential mortgage	6	11.0	7	8.0
Lease financing	33	7.3	44	11.4
Other	4	1.2	5	1.4
Total	$607	100.0%	$632	100.0%

The provision for credit losses for 2004 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of December 31, 2004 reflected changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit. In addition, as described below, the allowance for loan and lease losses was impacted during 2004 by a change in our charge-off policy for smaller nonperforming commercial loans that occurred during the first quarter of 2004.

Rollforward Of Allowance For Loan And Lease Losses

In millions	2004	2003
January 1	$632	$673
Charge-offs	(166)	(260)
Recoveries	51	49
Net charge-offs	(115)	(211)
Provision for credit losses	52	177
Acquired allowance (United National)	22
Net change in allowance for unfunded loan commitments and letters of credit	16	(7)
December 31	$607	$632

The allowance as a percent of nonperforming loans was 424% and as a percent of total loans was 1.40% at December 31, 2004. The comparable percentages at year end 2003 were 238% and 1.74%.

Rollforward Of Allowance For Unfunded Loan Commitments And Letters of Credit

In millions	2004	2003
January 1	$91	$84
Net change in allowance for unfunded loan commitments and letters of credit	(16)	7
December 31	$75	$91

The reduction during 2004 in the allowance for unfunded loan commitments and letters of credit was due to refinements to the key risk parameters of the pool reserve methodology related to the Wholesale Banking business segment, partially offset by growth in the portfolio’s unfunded loan commitments.

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge- offs	Recoveries	Net Charge- offs	Percent of Average Loans
2004
Commercial	$113	$31	$82.49%
Commercial real estate	2	1	1.05
Consumer	43	12	31.22
Residential mortgage	3	1	2.05
Lease financing	5	6	(1)	(.03)
Total	$166	$51	$115.28
2003
Commercial	$168	$32	$136.89%
Commercial real estate	3	1	2.10
Consumer	39	12	27.25
Residential mortgage	4	1	3.10
Lease financing	46	3	43	1.05
Total	$260	$49	$211.59

Net charge-offs declined $96 million for 2004 compared with 2003. Net charge-offs for 2003 included $42 million related to a single Wholesale Banking loan to a wholesale goods/retail customer and $26 million related to a single airline industry credit for which a substantial reserve had been provided at December 31, 2002. The sale of the vehicle leasing business in 2004 also resulted in lower net charge-offs in 2004 compared with the prior year.

During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. As a result, we recognized an additional $24 million of gross charge-offs for the first quarter of 2004. For the remaining nine months of 2004, this portion of the portfolio experienced a reduction in gross charge-offs and an increase in recoveries from expected levels. The impact of this change in future periods is not expected to be significant.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts primarily to mitigate credit risk associated with commercial lending activities and convertible bond trading. At December 31, 2004, we used credit default swaps with $336 million in notional amount to reduce credit risk associated with commercial lending activities and $23 million in notional amount to reduce risk associated with convertible arbitrage trading. The comparable amount was $166 million at December 31, 2003 for commercial lending activities. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of Item 7 of this Report. We realized net losses in connection with credit default swaps of $4.4 million during 2004 and $4.6 million in 2003.

Interest Rate Derivative Risk Participation Agreements

We enter into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts or take on credit exposure to generate revenue. Risk participation agreements entered into subsequent to June 30, 2003 used by us to mitigate credit risk had a notional amount of $200 million at December 31, 2004 compared with $35 million at December 31, 2003. Risk participation agreements in which we assumed credit exposure had a notional amount of $30 million at December 31, 2004. There were none as of December 31, 2003.

Agreements entered into prior to July 1, 2003 are considered to be financial guarantees and, therefore, are not included in the Financial Derivatives section of Item 7 of this Report. Risk participation agreements entered prior to July 1, 2003 used by us to mitigate credit risk had a notional amount of $36 million at December 31, 2004 compared with $32 million at December 31, 2003. Risk participation agreements entered into in which we assumed credit risk exposure had a total notional amount of $24 million at December 31, 2004 compared with $49 million at December 31, 2003.

OPERATIONAL RISK MANAGEMENT

Operational risk is defined as the risk of financial loss or other damage to us resulting from inadequate or failed internal processes or systems, human factors, or from external events. Operational risk may occur in any of our business activities and manifests itself in various ways, including but not limited to the following:

•	Errors related to transaction processing and systems,
•	Breaches of the system of internal controls and compliance requirements,
•	Business interruptions, and
•	Execution of unauthorized transactions and fraud by employees or third parties.

Operational losses may arise from legal actions due to operating deficiencies or noncompliance with contracts, laws or regulations.

To monitor and control operational risk, we maintain a comprehensive framework including policies and a system of internal controls that is designed to manage risk and to provide management with timely and accurate information about the operations of PNC. Management at each business unit is primarily responsible for its operational risk management program, given that operational risk management is integral to direct business management and most easily effected at the business unit level. Corporate Operational Risk Management, reporting to the Chief Risk Officer, oversees day-to-day operation risk management activities.

Technology Risk

The technology risk management program is a significant component of the operational risk framework. We have an integrated security and technology risk management framework designed to help ensure a secure, sound, and compliant infrastructure for information management. The technology risk management process is aligned with the strategic direction of the businesses and is integrated into the technology management culture, structure and practices. The application of this framework across the enterprise helps to support comprehensive and reliable internal controls.

Our business resiliency program manages the organization’s capabilities to provide services in the case of an event. Prioritization of investments in people, processes, technology and facilities are based on different types of events, business risk and criticality. Comprehensive testing validates our resiliency capabilities on an ongoing basis, and an integrated governance model is designed to help assure transparent management reporting.

Insurance

As a component of our risk management practices, we purchase insurance programs designed to protect us against accidental loss or losses which, in the aggregate, may significantly affect personnel, property, financial objectives, or our ability to continue to meet our responsibilities to our various stakeholder groups.

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

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if we were unable to meet our funding requirements at a reasonable cost. We manage liquidity risk to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances.

Asset and Liability Management (“ALM”), reporting to the Vice Chairman and Chief Financial Officer, is accountable for managing the liquidity position within the limits and guidelines set forth in our risk management policies. Market Risk Management provides independent oversight for the measurement, monitoring and reporting of PNC’s liquidity risk and reports to the Chief Risk Officer.

We typically maintain our liquidity position through:

•	A large and stable deposit base derived from our retail and wholesale banking activities,
•	A portfolio of liquid investment securities,
•	Diversified sources of short-term and long-term wholesale funding, and
•	Significant unused borrowing capacity at both the Federal Home Loan Bank and the Federal Reserve discount window.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At December 31, 2004, our liquid assets totaled $18.6 billion, with $8.1 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the Federal Home Loan Bank and as such has access to advances from the Federal Home Loan Bank secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At December 31, 2004, our total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $17.3 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuance. On July 30, 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. As of December 31, 2004, PNC Bank, N.A. had issued $1 billion of debt under this program, including $500 million of 18-month floating rate notes, due March 2006 issued during the third quarter of 2004 with interest payable at the rate of 1-month LIBOR minus 6 basis points, and $500 million of 5.25% Subordinated Notes due 2017 issued during the fourth quarter of 2004. These notes are not redeemable or subject to repayment at the option of the holder prior to maturity. On December 2, 2004, PNC Bank, N.A. established a program to offer up to $3.0 billion of its commercial paper. As of December 31, 2004, no commercial paper had been issued under this program.

On March 10, 2005, PNC issued two series of senior debt under PNC’s effective shelf registration statements. The first series consisted of $350 million of 4.2% Senior Notes due 2008 and the second series consisted of $350 million of 4.5% Senior Notes due 2010. The Senior Notes due 2008 were issued at a price of 99.953%, resulting in proceeds to PNC of approximately $350 million. The Senior Notes due 2010 were issued at a price of 99.774%, resulting in proceeds to PNC of approximately $349 million. Neither series of Senior Notes is redeemable by PNC or subject to repayment at the option of the holder prior to maturity.

The parent company’s routine funding needs consist primarily of the return of capital to shareholders (dividends and share repurchases), debt service and the funding of its non-bank affiliates and acquisitions. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding twelve-month period. In managing parent company liquidity we consider funding sources, such as expected dividends to be received from PNC Bank, N.A. and potential debt issuance, and discretionary funding uses, the most significant of which is the external dividend to be paid on PNC’s stock.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. We provide additional information on these limitations in Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report and include such information here by reference. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $995 million at December 31, 2004.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of December 31, 2004, the parent company had approximately $796 million in funds available from its cash and short-term investments.

We can generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. At December 31, 2004, we had unused capacity under effective shelf registration statements of approximately $2.7 billion of debt or equity securities (of which approximately $700 million was used for the senior notes issues in March 2005 referred to above) and $100 million of trust preferred capital securities. The parent company also had an unused non-reciprocal credit facility of $200 million at December 31, 2004. During the fourth quarter of 2004, $600 million of parent company senior debt matured. As of December 31, 2004, there were no parent company contractual obligations with maturities less than one year.

See Note 17 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Commitments

The following tables set forth contractual obligations and various commitments representing required and potential cash outflows as of December 31, 2004.

CONTRACTUAL OBLIGATIONS

	Total	Payment Due By Period
December 31, 2004 – in millions		Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$13,172	$7,295	$4,104	$417	$1,356
Borrowed funds	10,732	6,350	2,122	1,130	1,130
Junior subordinated debentures	1,232				1,232
Minimum annual rentals on noncancellable leases	950	149	242	171	388
Nonqualified pension and post retirement benefits	300	31	62	61	146
Purchase obligations (a)	247	121	82	35	9
Total contractual cash obligations	$26,633	$13,946	$6,612	$1,814	$4,261
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

OTHER COMMITMENTS (a)

	Total Amounts Committed	Amount Of Commitment Expiration By Period
December 31, 2004 – in millions		Less than one year	One to three years	Four to five years	After five years
Loan commitments	$29,346	$16,597	$6,629	$5,878	$242
Standby letters of credit	3,719	2,175	1,186	328	30
Other commitments (b)	734	401	192	134	7
Total commitments	$33,799	$19,173	$8,007	$6,340	$279
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes standby bond repurchase agreements and equity funding commitments related to equity management and affordable housing as well as BlackRock’s investment commitments and obligation under an acquired management contract.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in the following activities:

•	Traditional banking activities of taking deposits and extending loans,
•	Private equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Trading in fixed income products, equities, derivatives, and foreign exchange, as a result of customer activities, underwriting, and proprietary trading.

We have established enterprise-wide policies and methodologies to identify, measure, monitor, and report market risk. Market Risk Management provides independent oversight by monitoring compliance with these limits and guidelines, and reporting significant risks in the business to the Board Finance Committee and ERMC.

MARKET RISK MANAGEMENT – INTEREST RATE RISK

Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities. Because of repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but the economic values of these assets and liabilities as well. ALM centrally manages interest rate risk. ALM is responsible for making investment and trading decisions within authorized limits and guidelines for both economic value of equity (“EVE”) and net interest income. In managing interest rate risk, we limit our reliance on a particular interest rate scenario and position the balance sheet to grow net interest income and net interest margin within our targeted risk profile. We use the following to achieve these objectives:

•	Securities purchases and sales,
•	Mix of short-term and long-term funding,
•	Financial derivatives, and
•	Other capital markets instruments.

The activities of ALM are subject to interest rate risk limits and certain policies approved by ALCO and the Board Finance Committee.

Sensitivity results and market interest rate benchmarks for the years ended December 31, 2004 and December 31, 2003 follow:

Interest Sensitivity Analysis

	Dec. 31 2004	Dec. 31 2003
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	.6%	(.5)%
100 basis point decrease	(1.2)%	(.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	3.6%	1.1%
100 basis point decrease	(6.6)%	(7.6)%
Economic Value of Equity Sensitivity Model
Effect on value of on – and off-balance sheet positions as a percentage of economic value of equity from instantaneous change in interest rates of:
200 basis point increase	.3%	(7.0)%
200 basis point decrease	(7.6)%	(.2)%
Key Period-End Interest Rates
One month LIBOR	2.40%	1.12%
Three-year swap	3.66%	2.76%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12 month periods assuming the PNC Economist’s most likely rate forecast, implied market forward rates and a lower/flatter rate scenario. We are inherently sensitive to a flatter yield curve.

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of December 31, 2004)

	PNC Economist	Market Forward	Low/Flat
Change in forecasted net interest income:
First year sensitivity	1.0%	(.5)%	(1.9)%
Second year sensitivity	2.0%		(4.9)%

The graph below presents the yield curves for the base rate scenario and each of the alternative scenarios one year forward.

Over the last several years, we have taken steps to position our balance sheet to benefit from rising long-term interest rates under the belief that the current environment, characterized by recently low rates, will not continue over the longer term. Going forward, we believe that we have the deposit funding base and flexibility to change our investment profile to take advantage of opportunities presented by a higher rate environment.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities include the underwriting of fixed income and equity securities, as well as customer-driven and proprietary trading in fixed income securities, equities, derivatives, and foreign exchange. Trading activities are confined to financial instruments and financial derivatives.

For each trading group (e.g., fixed income, derivatives, foreign exchange), we have implemented a set of risk limits that govern that particular group. Our overall corporate trading risk policy governs the nature and allocation of these limits.

We use a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. VaR offers a common measure to compare trading risk across portfolios with exposures to different types of market factors. As required under the Market Risk Amendment to the Basel Accord, we calculate risk-weighted capital for trading activities, which is driven by average VaR usage. For internal risk management purposes, we also estimate the amount of economic capital required at a 99.9% level of confidence by trading activities over a one-year horizon. This measure is driven by both average VaR usage and potential future usage based on portfolio VaR limits.

An enterprise-wide VaR limit on trading activities is established by the Board Finance Committee. VaR limits for individual business units are established by ALCO.

The following table shows VaR usage for 2004 by product type:

VaR Usage by Product Type

In millions	Min	Max	Avg
Fixed Income	$.6	$8.2	$5.0
Equity	.1	.8	.4
Foreign Exchange	.1	.4	.1
Total	.9	9.0	$5.5

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprisewide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the full year of 2004, there were no such instances at the enterprise-wide level. This indicates that PNC uses a conservative enterprise-wide VaR measure. The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading-related revenue was $126 million in 2004, $125 million for 2003 and $90 million for 2002. Trading-related revenue includes both net interest income and noninterest income from trading activities. Enterprise-wide trading-related losses occurred on 71 of the 253 business days in 2004. See Note 8 Trading Activities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and later-stage growth financings in a variety of industries. We have investments in non-affiliated and affiliated funds that make similar private equity investments, although new investments in non-affiliated funds will be minimal. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

The primary risk measurement for equity and other investments is the concept of economic capital. The economic capital is a common measure of risk for credit, market and operational risk. It is the worst-case value depreciation over one year within 99.9% confidence level. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. Market Risk Management provides independent oversight of the valuation process.

PNC Equity Management Corp. (“PNC EMC”) and other PNC business units manage our equity and other investment activities. The Board Finance Committee approves policies and capital limits related to investment activities across PNC. Our businesses are responsible for making investment decisions within the approved policy limits and guidelines.

Private Equity

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment. We continue to make private equity investments at a moderate pace, consistent with current market conditions.

Private equity investments are reported at fair value. Changes in the values of private equity investments are reflected in our results of operations. Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among other factors, to determine the estimated fair value of the investments. Market conditions and actual performance of the investments could differ from these assumptions. Accordingly, lower valuations may occur that could adversely impact earnings in future periods. Also, the valuations may not represent amounts that will ultimately be realized from these investments. See Private Equity Asset Valuation in the Critical Accounting Policies And Judgments section of Item 7 of this Report for additional information.

At December 31, 2004, private equity investments carried at estimated fair value totaled $470 million compared with $531 million at December 31, 2003. As of December 31, 2004, approximately 39% of the amount is invested directly in a variety of companies and approximately 61% is invested in various limited partnerships. Private equity unfunded commitments totaled $119 million at December 31, 2004 compared with $176 million at December 31, 2003.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Such investments include investments in BlackRock’s mutual funds, hedge funds, and CDOs. The economic values could be driven by either the fixed-income market or the equity markets, or both. As of December 31, 2004, major investments of this type included low income housing tax credits and capitalized servicing rights for commercial mortgage loans.

ECONOMIC CAPITAL

Our Economic Capital Committee governs the measurement of economic capital. This Committee meets at least quarterly to review economic capital measurements and approve methodology changes. The economic capital framework is a measure of the potential losses above and beyond expected losses. Potential one year losses are capitalized to a level consistent with a financial institution with an A rating by the credit rating agencies. Economic capital incorporates risk associated with potential credit losses (Credit Risk), fluctuations of the estimated market value of financial instruments (Market Risk), failure of people, processes or systems (Operational Risk), and income losses associated with declining volumes, margins and/or fees, and the fixed cost structure of the business (Business Risk). We estimate credit and market risks at an exposure level while we estimate the remaining risk types at an institution or business segment level. We routinely compare the output of our economic capital model with industry benchmarks.

IMPACT OF INFLATION

Our assets and liabilities are primarily monetary in nature. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power, however, is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are an important determinant of our earnings.

FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors and futures contracts are the primary instruments used by us for interest rate risk management.

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

Accounting Hedges-Fair Value Hedging Strategies

We enter into interest rate and total return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

Accounting Hedges-Cash Flow Hedging Strategy

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are removed from accumulated other comprehensive income and are included in interest income. Any ineffectiveness of the strategy, as defined by our documented policies and procedures, is reported in interest income.

Free-Standing Derivatives

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange and equity contracts. We manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer.

Also included in free-standing derivatives are transactions that we enter into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate basis swaps, total return swaps, credit default swaps and certain interest rate-lock loan origination commitments as well as commitments to buy or sell mortgage loans.

Basis swaps are agreements involving the exchange of payments, based on notional amounts, of two floating rate financial instruments denominated in the same currency, one pegged to one reference rate and the other tied to a second reference rate (e.g., swapping payments tied to one-month LIBOR for payments tied to three-month LIBOR). We use these contracts to mitigate the impact on earnings of exposure to a certain referenced interest rate.

Interest rate-lock commitments for, as well as commitments to buy or sell, real estate mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on the rate lock commitments is economically hedged with pay-fixed interest rate swaps and forward sale commitments. These contracts mitigate the impact on earnings of exposure to a certain referenced rate.

We purchase credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships. These derivatives typically are based upon the change in value, due to changing credit spreads, of publicly-issued bonds issued by our customer.

We enter into risk participation agreements to share some of the credit exposure with other financial counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will be required to make/receive payments under these guaranties if a customer defaults on its obligation to perform under certain credit agreements. Agreements entered into prior to July 1, 2003 are considered financial guarantees. Agreements entered into after June 30, 2003 are considered free-standing derivatives.

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the financial instrument, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative instrument and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings.

Free-standing derivatives also include positions we take based on market expectations or to benefit from price differentials between financial instruments and the market based upon stated risk management objectives.

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at December 31, 2004 and December 31, 2003. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating. The credit risk amounts of these derivatives as of December 31, 2004 and 2003 are presented in Note 20 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Financial Derivatives – 2004

	Notional Amount	Fair Value	Weighted-Average Maturity	Weighted-Average Interest Rates
December 31, 2004 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$360	$(1)	5 yrs. 1 mo.	3.97%	3.72%
Pay fixed	12		3 yrs. 1 mo.	3.68	3.69
Interest rate caps (b)	4		5 yrs. 3 mos.	NM	NM
Futures contracts	124		2 yrs.	NM	NM
Total asset rate conversion	500	(1)
Liability rate conversion
Interest rate swaps (a)
Receive fixed	3,745	215	7 yrs. 5 mos.	4.12	5.64
Total interest rate risk management	4,245	214
Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	195	(4)	10 yrs. 4 mos.	4.79	4.66
Pay total return swaps designated to loans held for sale (a)	75	(1)		NM	1.98
Total commercial mortgage banking risk management	270	(5)
Total accounting hedges (c)	$4,515	$209

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$32,339	$18	3 yrs. 9 mos.	3.91%	3.90%
Caps/floors
Sold	698	(8)	3 yrs. 8 mos.	NM	NM
Purchased	452	7	2 yrs. 5 mos.	NM	NM
Futures	3,014	1	1 yr.	NM	NM
Foreign exchange	7,245	10	6 mos.	NM	NM
Equity	2,186	(29)	2 yrs. 4 mos.	NM	NM
Swaptions	644		17 yrs. 11 mos.	NM	NM
Other	330	1	10 yrs. 9 mos.	NM	NM
Total customer-related	46,908
Other risk management and proprietary
Interest rate
Swaps	4,347	(2)	7 yrs. 10 mos.	4.29	4.30
Basis swaps	1,064	2	1 yr. 1 mo.	3.04	3.15
Pay fixed swaps	1,204	(10)	10 yrs. 7 mos.	4.37	4.41
Futures	9,329		2 yrs. 4 mos.	NM	NM
Credit derivatives	359	(4)	4 yrs. 5 mos.	NM	NM
Risk participation agreements	230		6 yrs. 8 mos.	NM	NM
Commitments related to mortgages	782	1	2 mos.	NM	NM
Options
Eurodollar	27,750	2	4 mos.	NM	NM
Treasury notes/bonds	890	(2)	2 mos.	NM	NM
Swaptions	9,589	(1)	5 yrs. 10 mos.	NM	NM
Other	45		4 mos.	NM	NM
Total other risk management and proprietary	55,589	(14)
Total free-standing derivatives	$102,497	$(14)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 38% were based on 1-month LIBOR, 62% on 3-month LIBOR.
(b)	Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2004, the Prime Rate was 5.25%.
(c)	Fair value amounts include accrued interest of $45 million.

NM-Not meaningful

Financial Derivatives – 2003

	Notional Amount	Fair Value	Weighted-Average Maturity	Weighted-Average Interest Rates
December 31, 2003 – dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$4,271	$66	1 yr. 11 mos.	2.15%	2.40%
Pay fixed	31	(3)	4 yrs. 2 mos.	5.04	3.46
Basis swaps	2		3 yrs. 1 mo.	2.86	2.86
Interest rate caps (b)	4		6 yrs. 3 mos.	NM	NM
Futures contracts	195		11 mos.	NM	NM
Total asset rate conversion	4,503	63
Liability rate conversion
Interest rate swaps (a)
Receive fixed	3,245	291	7 yrs. 9 mos.	3.79	5.75
Total liability rate conversion	3,245	291
Total interest rate risk management	7,748	354
Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	172	(5)	11 yrs. 5 mos.	5.01	4.94
Pay total return swaps designated to loans held for sale (a)	50		2 mos.	NM	.36
Total commercial mortgage banking risk management	222	(5)
Total Accounting Hedges (c)	$7,970	$349

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$28,679	$1	3 yrs.	3.03	2.94
Caps/floor
Sold	782	(15)	2 yrs. 2 mos.	NM	NM
Purchased	550	14	2 yrs. 6 mos.	NM	NM
Futures	723		11 mos.	NM	NM
Foreign exchange	3,084	6	4 mos.	NM	NM
Equity	1,609	(1)	1 yr. 8 mos.	NM	NM
Swaptions	82		4 yrs. 5 mos.	NM	NM
Other	149	7	9 yrs. 3 mos.	NM	NM
Total customer-related	$35,658	$12
Other risk management and proprietary
Interest rate
Basis swaps	$1,116	$2	2 yrs. 2 mos.	1.74	2.27
Pay fixed swaps	71	(1)	12 yrs. 8 mos.	5.04	5.04
Receive total return swaps (d)	1,193	(44)	3 mos.	NM	NM
Credit derivatives	166	(3)	3 yrs. 9 mos.	NM	NM
Risk participation agreements	35		3 yrs. 4 mos.	NM	NM
Commitments related to mortgages	214	(1)	2 mos.	NM	NM
Other	74	13	10 mos.	NM	NM
Total other risk management and proprietary	$2,869	$(34)
Total free-standing derivatives	$38,527	$(22)
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 66% were based on 1-month LIBOR, 34% on 3-month LIBOR.
(b)	Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2003, the Prime Rate was 4.00%.
(c)	Fair value amounts include accrued interest of $80 million.
(d)	Derivatives are the result of the implementation of DIG B36. These instruments were liquidated in conjunction with the sale of our modified coinsurance contracts in the first quarter of 2004.

NM-Not meaningful

2003 VERSUS 2002

CONSOLIDATED STATEMENT OF INCOME REVIEW

Summary Results

Consolidated net income for 2003 was $1.001 billion or $3.55 per diluted share compared with $1.184 billion or $4.15 per diluted share for 2002.

Results for 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with the DOJ agreement, including related legal and consulting costs. Net income for 2003 also included the cumulative effect of a change in accounting principle that negatively impacted earnings by $28 million, or $.10 per diluted share.

Results for 2002 included a net loss from discontinued operations of $16 million, or $.05 per diluted share. See Note 6 Discontinued Operations in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Interest Income

Net interest income was $1.996 billion for 2003 compared with $2.197 billion for 2002. Net interest income on a taxable-equivalent basis was $2.006 billion and the net interest margin was 3.64% for 2003, a decline of $204 million and 35 basis points compared with 2002. The low interest rate environment, decreases in commercial loans, prepayments in the residential mortgage loan portfolio, and sales and maturities of securities that were replaced at lower yields resulted in a decline in taxable-equivalent net interest income compared with 2002.

Provision For Credit Losses

The provision for credit losses was $177 million for 2003 compared with $309 million for 2002. The decline compared with the prior year was primarily due to the overall improvement in the credit quality of the loan portfolio during 2003. The provision for 2002 reflected additions to reserves for Wholesale Banking and losses related to Market Street liquidity facilities.

Net charge-offs were $211 million, or .59% of average loans, for 2003 compared with $223 million, or .60%, of average loans, for 2002. The decrease was primarily due to the impact of $90 million of charge-offs in 2002 related to Market Street that more than offset the impact of two significant charge-offs in 2003. Net charge-offs for 2003 included $42 million related to a single loan to a wholesale goods/retail customer and $26 million related to a single airline industry credit for which a substantial reserve had been provided at December 31, 2002.

Noninterest Income

Noninterest income was $3.257 billion for 2003 compared with $3.197 billion for 2002, an increase of $60 million, or 2%.

Asset management fees totaled $861 million for 2003, an increase of $8 million compared with 2002. Consolidated assets under management were $354 billion at December 31, 2003 compared with $313 billion at December 31, 2002. Growth in fixed income assets at BlackRock was the primary factor in the increase in assets under management during 2003.

Fund servicing fees decreased $54 million, to $762 million, in 2003 compared with the prior year. Fund servicing fees for 2002 included the favorable impact of $13 million of fees related to the renegotiation of a client contract at PFPC and an additional $15 million related to PFPC’s retirement services business, which was sold effective June 30, 2003. Apart from these items, the positive impact of new sales of accounting/administration services and offshore growth in 2003 was more than offset by revenue declines resulting from client attrition and the impact of competitive market conditions on pricing.

Service charges on deposits totaled $239 million for 2003 and $227 million for 2002. The increase for 2003 reflected higher volumes partially offset by lower monthly service charges due to higher sales and continued implementation of free checking.

Brokerage fees were $184 million for 2003, down $11 million compared with 2002. The decrease compared with 2002 reflected the impact of lower trading volumes and lower annuity fees in 2003. While brokerage activity improved in the latter part of 2003, this did not compensate for the lower trading volumes earlier in the year.

Consumer services revenue of $251 million for 2003 represented an increase of $12 million or 5% compared with 2002. Higher revenue in 2003 was primarily due to the impact of additional fees from debit card transactions related to higher transaction volumes and additional fees from ATM transactions.

Corporate services revenue totaled $485 million for 2003 compared with $526 million for 2002. Net gains in excess of valuation adjustments related to the liquidation of institutional loans held for sale included in this line item totaled $69 million in 2003 and $147 million in 2002. Partially offsetting this decline were net gains on sales of commercial mortgages that totaled $52 million for 2003, an increase of $21 million compared with 2002. Cash management and letters of credit fees totaled $250 million, a $14 million increase compared with 2002. This increase also partially offset the decline in net gains in excess of valuation adjustments.

Equity management (private equity activities) net losses on portfolio investments were $25 million in 2003 compared with net losses of $51 million in 2002.

Net securities gains were $116 million in 2003 and $89 million for 2002. Net securities gains for 2003 included $25 million related to the liquidation in early 2003 of the three entities formed in 2001 in the PAGIC transactions.

Other noninterest income totaled $384 million in 2003 compared with $303 million for 2002. Other noninterest income from investments held by certain VIEs totaled $19 million for 2003 due solely to our adoption of FIN 46 in 2003. Net trading income included in other noninterest income increased $35 million in 2003 compared with the prior year. Other noninterest income for 2002 included the impact of an additional $20 million benefit resulting from a reduction in the put option liability related to the 2002 National Bank of Canada asset acquisition and a $14 million gain on the sale of a real estate investment.

Noninterest Expense

Total noninterest expense was $3.476 billion for 2003, an increase of $249 million or 8% compared with 2002. The efficiency ratio was 66% for 2003 and 60% for 2002 on a continuing operations basis.

Noninterest expense for 2003 included the following:

•	$120 million recognized in connection with the DOJ agreement, including $5 million of related legal and consulting costs,
•	$36 million due to our adoption of FIN 46,
•	$29 million of costs paid in connection with the liquidation of the three entities formed in 2001 in the PAGIC transactions, the impact of which was mostly offset by related net securities gains included in noninterest income, and
•	$25 million of facilities charges related to leased space consistent with the requirements of SFAS 146.

The effect of these items in 2003 was partially offset by the impact of a $25 million benefit from the vehicle leasing settlement during the fourth quarter of 2003.

Noninterest expense for 2002 included the following:

•	$30 million of legal and consulting fees related to regulatory compliance and legal proceedings for matters arising in connection with regulatory agreements entered into in 2002 and related matters, and
•	A $15 million adjustment related to incentive and retention arrangements in the form of co-investment partnerships for certain equity management employees.

Partially offsetting these items in 2002 was the benefit of a $19 million reduction in reserves at PFPC that were originally established in 2001 largely related to a previously-reported plan to consolidate selected facilities.

Apart from the items described above, noninterest expense for 2003 increased from 2002 as costs related to reinvestment in new business initiatives and higher pension, stock option, incentive compensation and marketing expenses more than offset a $100 million benefit from efficiency initiatives in 2003.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans were $36.3 billion at December 31, 2003 compared with $35.5 billion at December 31, 2002. Apart from the impact of the consolidation of the Market Street conduit at December 31, 2003, loans declined $1.4 billion from the prior year. The decline was primarily due to run-off in the residential mortgage and vehicle lease portfolios, and a decline in commercial loans, partially offset by an increase in home equity loans.

Securities

Total securities at December 31, 2003 were $15.7 billion compared with $13.8 billion at December 31, 2002. Securities represented 23% of total assets at December 31, 2003 compared with 21% at December 31, 2002.

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

Loans Held For Sale

Loans held for sale totaled $1.4 billion at December 31, 2003, and $1.6 billion at December 31, 2002. The institutional lending held for sale portfolio declined $.2 billion during 2002 and was the primary reason for the decline in total loans held for sale.

Asset Quality

Nonperforming assets were $328 million at December 31, 2003, a decline of $90 million from the prior year-end. The decline in nonperforming assets reflected the significant improvement in overall asset quality during 2003. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .87% at December 31, 2003 compared with 1.13% at December 31, 2002. The allowance for loan and lease losses was $632 million and represented 1.74% of total loans and 238% of nonperforming loans at December 31, 2003. The comparable amounts were $673 million, 1.90% and 218%, respectively, at December 31, 2002.

Funding Sources

Total funding sources were $56.7 billion at December 31, 2003 and $54.1 billion at December 31, 2002, an increase of $2.6 billion.

Total borrowed funds increased $2.3 billion from December 31, 2002. The increase reflected the recognition of the following:

•	Commercial paper totaling $2.2 billion and other liabilities of certain VIEs due to our adoption of FIN 46,
•	The recognition of junior subordinated debentures totaling $1.2 billion at December 31, 2003, $300 million of which was issued in December 2003, in connection with the deconsolidation of certain subsidiary trusts under FIN 46, and
•	$600 million of 5.25% Subordinated Notes due November 2015 that we issued in the fourth quarter of 2003.

The impact of these items was partially offset by bank notes, senior debt and subordinated debt maturities during 2003.

Shareholders’ Equity

Shareholders’ equity totaled $6.6 billion at December 31, 2003 compared with $6.9 billion at December 31, 2002. The decline in shareholders’ equity compared with the balance at December 31, 2002 reflected the impact of our repurchase of common stock during 2003 at a total cost of $508 million and a decline in accumulated other comprehensive income that more than offset an increase in retained earnings during this period.

Regulatory capital ratios at December 31, 2003 were 8.2% for leverage, 9.5% for tier 1 risk-based and 13.8% for total risk-based capital. The regulatory capital ratios were 8.1% for leverage, 8.8% for tier 1 risk-based and 12.5% for total risk-based capital at December 31, 2002.

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

Charge-off - Process of removing a loan or portion of a loan from a bank’s balance sheet because the loan is considered uncollectible. A charge-off is also recorded when a loan is transferred to held for sale and the loan’s market value is less than its carrying amount.

Common shareholders’ equity to total assets - Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less preferred stock and the portion of capital surplus and retained interest related to the preferred stock.

Credit derivatives - Contractual agreements that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

Custody assets - All investment assets held on behalf of clients under safekeeping arrangements. We do not include these assets on our Consolidated Balance Sheet. Investment assets held in custody at other institutions on our behalf are included in the appropriate asset categories on the Consolidated Balance Sheet as if physically held by us.

Derivatives – Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including forward contracts, futures, options and swaps.

Earning assets – Assets that generate income, which include: short-term investments; loans held for sale; loans, net of unearned income; securities; federal funds sold; resale agreements; and certain other assets.

Economic value of equity (“EVE”) – The present value of the expected cash flows of our existing assets less the present value of the expected cash flows of our existing liabilities, plus the present value of the net cash flows of our existing off-balance sheet positions.

Effective duration – A measurement, expressed in years, that, when multiplied by a change in interest rates, would approximate the percentage change in value of on- and off- balance sheet positions.

Efficiency - Noninterest expense divided by the sum of net interest income and noninterest income.

Foreign exchange contracts - Contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

Funds transfer pricing - A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of business segments. These assets and liabilities are assigned funding rates that represent the interest cost for us to raise/invest funds with similar maturity and repricing structures, using the least-cost funding sources available.

Futures and forward contracts - Contracts in which the buyer agrees to purchase and the seller agrees to deliver a specific financial instrument at a predetermined price or yield. May be settled either in cash or by delivery of the underlying financial instrument.

Institutional lending repositioning - A 2001 PNC strategic action taken to build a more diverse and valuable business mix designed to create shareholder value over time by reducing lending leverage and improving the risk/return characteristics of the banking business.

Interest rate floors and caps - Interest rate protection instruments that involve payment from the seller to the buyer of an interest differential, which represents the difference between a short-term rate (e.g., three-month LIBOR) and an agreed-upon rate (the strike rate) applied to a notional principal amount.

Interest rate swap contracts - Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional principal amounts.

Leverage ratio - Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin - Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration - Assets we hold for our customers/clients in a nondiscretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

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

Notional amount - A number of currency units, shares, or other units specified in a derivatives contract.

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

Shareholders’ equity to total assets - Period-end total shareholders’ equity divided by total period-end assets.

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

Total return swap - A non-traditional swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., loan), usually in return for receiving a stream of LIBOR based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the credit and economic risk of the underlying asset.

Total risk-based capital - Tier 1 risk-based capital plus qualifying senior and subordinated debt, other minority interest not qualified as tier 1, and the allowance for loan and lease losses, subject to certain limitations.

Total risk-based capital ratio - Total risk-based capital divided by period-end risk-weighted assets.

Transaction deposits - The sum of money market and interest-bearing demand deposits and demand and other noninterest-bearing deposits.

Yield curve (shape of the yield curve, flat yield curve) - A graph showing the relationship between the yields on financial instruments or market indices of the same credit quality with different maturities. For example, a “normal” or “positive” yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses, and/or other matters regarding or affecting PNC, that are forward-looking statements. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.

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

In addition to factors that we have previously disclosed in our SEC reports and those that we discuss elsewhere in this Report, our forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those that we anticipated in our forward-looking statements or from our historical performance:

•	Changes in political, economic or industry conditions, the interest rate environment, or the financial and capital markets (including as a result of actions of the Federal Reserve Board affecting interest rates, the money supply, or otherwise reflecting changes in monetary policy), which could affect: (a) credit quality and the extent of our credit losses; (b) the extent of funding of our unfunded loan commitments and letters of credit; (c) our allowances for loan and lease losses and unfunded loan commitments and letters of credit; (d) demand for our credit or fee-based products and services; (e) our net interest income; (f) the value of assets under management and assets serviced, of private equity investments, of other debt and equity investments, of loans held for sale, or of other on-balance sheet or off-balance sheet assets; or (g) the availability and terms of funding necessary to meet our liquidity needs;
•	The impact on us of legal and regulatory developments, including the following: (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to tax laws; and (e) changes in accounting policies and principles, with the impact of any such developments possibly affecting our ability to operate our businesses or our financial condition or results of operations or our reputation, which in turn could have an impact on such matters as business generation and retention, our ability to attract and retain management, liquidity and funding;
•	The impact on us of changes in the nature or extent of our competition;
•	The introduction, withdrawal, success and timing of our business initiatives and strategies;
•	Customer acceptance of our products and services, and our customers’ borrowing, repayment, investment and deposit practices;

•	The impact on us of changes in the extent of customer or counterparty delinquencies, bankruptcies or defaults, which could affect, among other things, credit and asset quality risk and our provision for credit losses;
•	The ability to identify and effectively manage risks inherent in our businesses;
•	How we choose to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in our businesses;
•	The impact, extent and timing of technological changes, the adequacy of intellectual property protection, and costs associated with obtaining rights in intellectual property claimed by others;
•	The timing and pricing of any sales of loans or other financial assets held for sale;
•	Our ability to obtain desirable levels of insurance and to successfully submit claims under applicable insurance policies;
•	The relative and absolute investment performance of assets under management; and
•	The extent of terrorist activities and international hostilities, increases or continuations of which may adversely affect the economy and financial and capital markets generally or us specifically.

We describe the risks and uncertainties presented by our pending acquisition of Riggs National Corporation and other acquisitions and similar transactions in the Risk Factors section in Item 7 of this Report.

You can find additional information on the foregoing risks and uncertainties and additional factors that could affect results anticipated in our forward-looking statements or from our historical performance in other parts of this Report, including the Risk Factors and Risk Management sections in this Item 7 and the Supervision and Regulation section in Item 1.

Also, BlackRock’s SEC reports, accessible on the SEC’s website at www.sec.gov or on or through BlackRock’s website at www.blackrock.com, discuss in more detail those risks and uncertainties that involve BlackRock that could affect the results anticipated in forward-looking statements or from historical performance. You may review the BlackRock SEC reports for a more detailed discussion of those risks and uncertainties and additional factors as they may affect BlackRock.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 of this Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte and Touche LLP
February 28, 2005

CONSOLIDATED STATEMENT OF INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2004	2003	2002
INTEREST INCOME
Loans and fees on loans	$2,043	$1,962	$2,294
Securities available for sale and held to maturity	568	581	616
Other	141	169	262
Total interest income	2,752	2,712	3,172
INTEREST EXPENSE
Deposits	484	457	659
Borrowed funds	299	259	316
Total interest expense	783	716	975
Net interest income	1,969	1,996	2,197
Provision for credit losses	52	177	309
Net interest income less provision for credit losses	1,917	1,819	1,888
NONINTEREST INCOME
Asset management	994	861	853
Fund servicing	817	762	816
Service charges on deposits	252	239	227
Brokerage	219	184	195
Consumer services	264	251	239
Corporate services	473	485	526
Equity management gains (losses)	67	(25)	(51)
Net securities gains	55	116	89
Other	422	384	303
Total noninterest income	3,563	3,257	3,197
NONINTEREST EXPENSE
Compensation	1,755	1,480	1,417
Employee benefits	309	324	284
Net occupancy	267	282	243
Equipment	290	276	271
Marketing	87	64	51
Other	1,027	1,050	961
Total noninterest expense	3,735	3,476	3,227
Income from continuing operations before minority and noncontrolling interests and income taxes	1,745	1,600	1,858
Minority and noncontrolling interests in income of consolidated entities	10	32	37
Income taxes	538	539	621
Income from continuing operations	1,197	1,029	1,200
Income (loss) from discontinued operations (less applicable income tax benefit of $9)			(16)
Income before cumulative effect of accounting change	1,197	1,029	1,184
Cumulative effect of accounting change (less applicable income tax benefit of $14)		(28)
Net income	$1,197	$1,001	$1,184
EARNINGS PER COMMON SHARE
From continuing operations
Basic	$4.25	$3.68	$4.23
Diluted	$4.21	$3.65	$4.20
From net income
Basic	$4.25	$3.58	$4.18
Diluted	$4.21	$3.55	$4.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	281	280	283
Diluted	284	281	285

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31
In millions, except par value	2004	2003
ASSETS
Cash and due from banks	$3,230	$2,968
Federal funds sold and resale agreements	1,635	1,876
Other short-term investments, including trading securities	1,848	720
Loans held for sale	1,670	1,400
Securities available for sale and held to maturity	16,761	15,690
Loans, net of unearned income of $902 and $1,009	43,495	36,303
Allowance for loan and lease losses	(607)	(632)
Net loans	42,888	35,671
Goodwill	3,001	2,390
Other intangible assets	354	317
Other	8,336	7,136
Total assets	$79,723	$68,168

LIABILITIES
Deposits
Noninterest-bearing	$12,915	$11,505
Interest-bearing	40,354	33,736
Total deposits	53,269	45,241
Borrowed funds
Federal funds purchased	219	169
Repurchase agreements	1,376	1,081
Bank notes and senior debt	2,383	2,823
Subordinated debt	4,050	3,729
Commercial paper	2,251	2,226
Other borrowed funds	1,685	1,425
Total borrowed funds	11,964	11,453
Allowance for unfunded loan commitments and letters of credit	75	91
Accrued expenses	2,406	2,275
Other	4,032	2,001
Total liabilities	71,746	61,061

Minority and noncontrolling interests in consolidated entities	504	462

SHAREHOLDERS’ EQUITY
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,265	1,108
Retained earnings	8,273	7,642
Deferred compensation expense	(51)	(29)
Accumulated other comprehensive (loss) income	(54)	60
Common stock held in treasury at cost: 70 and 76 shares	(3,724)	(3,900)
Total shareholders’ equity	7,473	6,645
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$79,723	$68,168

(a)	Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

	Shares Outstanding		Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
In millions	Preferred Stock	Common Stock
Balance at January 1, 2002	1	283	$1	$1,764	$1,077	$6,549	$(16)	$5	$(3,557)	$5,823
Net income						1,184				1,184
Net unrealized securities gains								265		265
Net unrealized gains on cash flow hedge derivatives								37		37
Minimum pension liability adjustment								(2)		(2)
Other								16		16
Comprehensive income										1,500
Cash dividends declared
Common						(545)				(545)
Preferred						(1)				(1)
Treasury stock activity	(1)	2	(1)		13				52	64
Tax benefit of stock option plans					9					9
Subsidiary stock transactions					2					2
Deferred compensation expense							7			7
Balance at December 31, 2002		285		1,764	1,101	7,187	(9)	321	(3,505)	6,859
Net income						1,001				1,001
Net unrealized securities losses								(176)		(176)
Net unrealized losses on cash flow hedge derivatives								(87)		(87)
Other								2		2
Comprehensive income										740
Cash dividends declared
Common						(545)				(545)
Preferred						(1)				(1)
Treasury stock activity		(8)			(1)				(395)	(396)
Tax benefit of stock option plans					6					6
Stock options granted					12					12
Subsidiary stock transactions					(10)					(10)
Deferred compensation expense							(20)			(20)
Balance at December 31, 2003		277		1,764	1,108	7,642	(29)	60	(3,900)	6,645
Net income						1,197				1,197
Net unrealized securities losses								(69)		(69)
Net unrealized losses on cash flow hedge derivatives								(42)		(42)
Other								(3)		(3)
Comprehensive income										1,083
Cash dividends declared
Common						(565)				(565)
Preferred						(1)				(1)
Treasury stock activity		6			116				176	292
Tax benefit of stock option plans					15					15
Stock options granted					22					22
Subsidiary stock transactions					4					4
Deferred compensation expense							(22)			(22)
Balance at December 31, 2004		283		$1,764	$1,265	$8,273	$(51)	$(54)	$(3,724)	$7,473

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2004	2003	2002
OPERATING ACTIVITIES
Net income	$1,197	$1,001	$1,184
Loss from discontinued operations			16
Cumulative effect of accounting change		28
Income from continuing operations	1,197	1,029	1,200
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Provision for credit losses	52	177	309
Depreciation, amortization and accretion	302	289	242
Deferred income taxes	88	216	487
Securities transactions	(55)	(116)	(89)
Valuation adjustments	(37)	(40)	2
Net change in
Loans held for sale	(265)	348	2,902
Other short-term investments	(1,191)	33	(243)
Other	346	(230)	(82)
Net cash provided by operating activities	437	1,706	4,728
INVESTING ACTIVITIES
Net change in
Loans	(3,202)	338	4,352
Federal funds sold and resale agreements	241	1,029	(2,080)
Repayment of securities	4,297	6,181	3,158
Sales
Securities	14,206	11,514	16,395
Loans	125	3	3
Foreclosed and other nonperforming assets	23	16	11
Purchases
Securities	(18,094)	(19,744)	(18,967)
Loans	(2,741)	(1,530)	(874)
Net cash received (paid) for acquisitions/divestitures	213	(10)	(1,676)
Other	(261)	(495)	(193)
Net cash (used) provided by investing activities	(5,193)	(2,698)	129
FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	1,023	942	(586)
Interest-bearing deposits	4,724	(683)	(1,736)
Federal funds purchased		131	(129)
Repurchase agreements	265	267	(140)
Commercial paper	25	2,226
Sales/issuances
Bank notes and senior debt	500
Subordinated debt	504	894
Other borrowed funds	42,226	22,012	22,246
Common stock	144	134	131
Repayments/maturities
Bank notes and senior debt	(900)	(1,555)	(2,047)
Subordinated debt	(200)	(434)
Other borrowed funds	(42,476)	(22,028)	(23,114)
Acquisition of treasury stock	(251)	(601)	(62)
Cash dividends paid	(566)	(546)	(546)
Net cash provided (used) by financing activities	5,018	759	(5,983)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	262	(233)	(1,126)
Cash and due from banks at beginning of year	2,968	3,201	4,327
Cash and due from banks at end of year	$3,230	$2,968	$3,201
CASH PAID FOR
Interest	$782	$736	$997
Income taxes	486	165	189
NON-CASH ITEMS
Transfer from (to) loans held for sale to (from) loans, net	32	(101)	(258)
Transfer from loans to other assets	22	16	14
Exchange of subordinated debt for investments		27

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

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky. We also provide certain asset management and global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. We prepared these statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2004 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

Special Purpose Entities

Special purpose entities are broadly defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. Special purpose entities that meet the criteria for a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not required to be consolidated. We review special purpose entities that are not QSPEs for consolidation in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46”).

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

We consolidate a VIE if we are considered to be the primary beneficiary. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we generally record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 2 Variable Interest Entities for more information about VIEs in which we hold a significant interest but are not required to consolidate.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired business in our consolidated statement of income from the date of acquisition. We recognize as goodwill the excess of the purchase price over the estimated fair value of the net assets acquired.

USE OF ESTIMATES

We prepare the consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Actual results will differ from these estimates and the differences may be material to the consolidated financial statements.

REVENUE RECOGNITION

We earn net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Investment management and fund servicing,
•	Customer deposits,
•	Loan servicing,
•	Brokerage services, and
•	Securities and derivatives trading activities including foreign exchange.

We also earn revenue from selling loans and securities, and we recognize income or loss from certain private equity activities. We also earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services, and
•	Participating in certain capital markets transactions.

We recognize revenue from loan servicing, securities and derivatives and foreign exchange trading, and securities underwriting activities as they are earned based on contractual terms, as transactions occur or as services are provided. Revenue earned on interest-earning assets is recognized based on the effective yield of the financial instrument. Service charges on deposit accounts are recognized as charged. Brokerage fees and gains on the sale of securities and certain derivatives are recognized on a trade-date basis.

We recognize asset management and fund servicing fees primarily as the services are performed. Asset management fees are primarily based on a percentage of the fair value of the assets under management and performance fees are primarily based on a percentage of the returns on such assets. Fund servicing fees are primarily based on a percentage of the fair value of the fund assets and the number of shareholder accounts we service.

We recognize revenue from the sale of loans upon closing of the transaction. We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest.

In certain circumstances, revenue is reported net of associated expenses in accordance with applicable accounting guidance and industry practice.

INVESTMENTS

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Marketability of the investment,
•	Ownership interest,
•	Our plans for the investment, and
•	The nature of the investment.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and general partnership interests, at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value general partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments in the consolidated balance sheet in other assets. Changes in the fair value of these assets are recognized in noninterest income.

We consolidate private equity investments when we are the sole general partner in a limited partnership and have determined that we have control of the partnership.

Equity Securities and Partnership Interests

We account for equity investments other than private equity investments under one of the following methods:

•	Marketable equity securities are recorded on a trade-date basis and are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that we have determined to be other than temporary are recognized in the period that the determination is made.

•	Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income in the period the determination is made. Distributions received from income on cost method investments are included in noninterest income. We use the equity method for those investments in which we have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of the net income or loss of the investee in noninterest income. We include nonmarketable equity securities in other assets in the consolidated balance sheet.

For investments in limited partnerships that are not required to be consolidated, we use either the cost method or the equity method as described above for nonmarketable equity securities. We use the equity method if our limited partner ownership interest in the partnership is greater than 3%. We use the cost method for the remaining limited partnership investments. We account for general partnership interests under the equity method when we have determined that we do not have control over these entities and are not required to consolidate them. General and limited partnership investments are included in other assets in the consolidated balance sheet.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as securities and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Gains and losses on these securities are included in noninterest income. Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Other-than-temporary declines in the fair value of available for sale debt securities are recognized as a security loss included in noninterest income in the period in which the determination is made. We review for impairment all debt securities that are in an unrealized loss position on a quarterly basis.

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

LOANS AND COMMITMENTS HELD FOR SALE

We designate as held for sale loans and related loan commitments when we have a positive intent to sell them. We transfer loans and commitments to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, related write-downs on the loans and commitments are recorded as charge-offs or as a separate liability, respectively. We establish a new cost basis and we recognize any subsequent lower of cost or market adjustment as a valuation allowance with changes included in noninterest income. Gains or losses on the sale of these loans are also included in noninterest income.

We apply the lower of cost or market analysis on pools of homogeneous loans and commitments on a net aggregate basis. For non-homogeneous loans and commitments, we do this analysis on an individual loan and commitment basis.

Interest income with respect to loans held for sale other than those in nonaccrual status is accrued based on the principal amount outstanding.

In certain circumstances, loans and commitments designated as held for sale may be later transferred back to the loan portfolio based on our intent to retain the credit exposure. We transfer these loans and commitments to portfolio at the lower of cost or market value.

LOANS AND LEASES

Loans are stated at the principal amounts outstanding, net of unearned income and premium or discount on loans purchased. Interest income related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and credited to interest income as earned using the interest method. Significant loan fees are deferred and accreted to interest income over the respective lives of the loans. Loan origination costs are not deferred and are included in noninterest expense. The net impact of this practice compared with full accrual of fees and amortization of costs is not material to our consolidated results of operations.

We also provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using methods that approximate the level yield method. Lease residual values are reviewed for other-than-temporary impairment on at least an annual basis. Gains or losses on the sale of leased assets are included in other noninterest income while valuation adjustments on lease residuals are included in other noninterest expense.

LOAN SALES, SECURITIZATIONS AND RETAINED INTERESTS

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We also sell mortgage and other loans through secondary market securitizations. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts, all of which are considered retained interests in the transferred assets. Our loan sales and securitizations are generally structured without recourse to us and with no restrictions on the retained interests. In the event we are obligated for recourse liabilities in a sale, our policy is to record such liabilities at fair value upon closing of the transaction. Gains or losses recognized on the sale of the loans depend on the allocation of carrying value between the loans sold and the retained interests, based on their relative fair market values at the date of sale. We generally estimate fair value based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable. Gains or losses on these transactions are reported in noninterest income.

Servicing rights retained are carried at the lower of carrying value or fair market value and are amortized over their estimated lives in proportion to estimated net servicing income.

Each quarter, we evaluate our servicing assets for impairment by categorizing the pools of assets underlying servicing rights by product type. A valuation allowance is recorded and reduces current income when the carrying amount of a specific asset category exceeds its fair value.

We classify other securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interest is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected in earnings. We recognize other adjustments to the fair market value of retained interests through accumulated other comprehensive income or loss.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,
•	Troubled debt restructurings,
•	Nonaccrual loans held for sale, and
•	Foreclosed assets.

Other than consumer loans, we generally classify loans and loans held for sale as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loans are well secured and in the process of collection. When interest accrual is discontinued, accrued but uncollected interest credited to income in the current year is reversed and unpaid interest accrued in the prior year, if any, is charged against the allowance for loan and lease losses. We classify home equity loans as nonaccrual at 120 days past due and home equity lines of credit as nonaccrual at 180 days past due and record them at the lower of cost or market value, less liquidation costs, unless the loans are well-secured and in the process of collection. Loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. We charge-off loans other than consumer loans based on the facts and circumstances of the individual loan. Consumer loans that are not well-secured or in the process of collection are generally charged-off in the month they become 120 days past due.

A loan is categorized as a troubled debt restructuring in the period of restructuring if a significant concession is granted due to deterioration in the financial condition of the borrower.

Nonperforming loans are generally not returned to performing status until the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and collection of the contractual principal and interest is no longer doubtful.

Nonaccrual commercial and commercial real estate loans and troubled debt restructurings are designated as impaired loans. We recognize interest collected on these loans on the cash basis or cost recovery method.

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less estimated disposition costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in noninterest expense.

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against operating results, and decreased by the amount of charge-offs, net of recoveries. Our determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, among others:

•	Expected default probabilities,
•	Loss given default,
•	Exposure at default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Estimated losses on consumer loans and residential mortgages, and
•	General amounts for historical loss experience, economic conditions, potential estimation or judgmental errors, losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

In determining the adequacy of the allowance for loan and lease losses, we make specific allocations to impaired loans, to pools of watchlist and nonwatchlist loans and to consumer and residential mortgage loans. We also allocate reserves to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. While allocations are made to specific loans and pools of loans, the total reserve is available for all credit losses.

Specific allocations are made to significant impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured generally based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral. We establish a minimum specific allowance on all impaired loans at the applicable pool reserve allocation rate for similar loans.

Allocations to loan pools are developed by business segment and risk rating and are based on historical loss trends and our judgment concerning those trends and other relevant factors. These factors may include, among others:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry competition and consolidation, and
•	The impact of government regulations.

Loss factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectibility of the portfolio as of the balance sheet date. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and economic conditions.

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential estimation or judgmental errors. We provide additional reserves that are designed to provide coverage for expected losses attributable to such risks. In addition, these incremental reserves also include factors which may not be directly measured in the determination of specific or pooled reserves. These factors include:

•	General economic and business conditions affecting our key lending areas,
•	Credit quality trends,
•	Recent loss experience in particular segments of the portfolio,
•	Duration of the current economic cycle, and
•	Bank regulatory examination results.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is adequate to absorb estimated probable losses related to these unfunded credit facilities. We determine the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

COMMERCIAL MORTGAGE SERVICING RIGHTS

We provide servicing under various commercial loan servicing contracts. These contracts are either purchased in the market place or retained as part of a commercial mortgage loan securitization or loan sale. If a contract is purchased, it is recorded at cost. If a contract is retained, the servicing right is recorded based on its relative fair value to all of the assets securitized or sold. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•	Interest rates for escrow and deposit balance earnings,
•	Discount rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

We record the asset as an other intangible asset and amortize it over its estimated life in proportion to estimated net servicing income. On a quarterly basis, we test the asset for impairment. If the estimated fair value of the asset is less than the carrying value, an impairment loss is recognized. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income.

GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill and indefinite-lived intangible assets for impairment at least annually, or when events or changes in circumstances indicate the assets might be impaired. Finite-lived intangible assets are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the asset’s carrying amount is not recoverable from undiscounted future cash flows or exceeds its fair value.

DEPRECIATION AND AMORTIZATION

For financial reporting purposes, we depreciate premises and equipment principally using the straight-line method over their estimated useful lives.

We use estimated useful lives for furniture and equipment ranging from one to 10 years, and depreciate buildings over an estimated useful life of up to 40 years. We amortize leasehold improvements over their estimated useful lives of up to 15 years or the respective lease terms, whichever is shorter.

We purchase, as well as internally develop and customize, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods ranging from two to seven years.

REPURCHASE AND RESALE AGREEMENTS

Repurchase and resale agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. Our policy is to take possession of securities purchased under agreements to resell. We monitor the market value of securities to be repurchased and resold and additional collateral may be obtained where considered appropriate to protect against credit exposure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts are detailed in Note 27 Fair Value Of Financial Instruments.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists primarily of unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges, and minimum pension liability adjustments. Details of each component are included in Note 26 Comprehensive Income.

TREASURY STOCK

We record common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use a variety of financial derivatives as part of our overall asset and liability risk management process to manage interest rate, market and credit risk inherent in our business activities. We use substantially all such instruments to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors and futures contracts are the primary instruments we use for interest rate risk management.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. We manage these risks as part of our asset and liability management process and through credit policies and procedures. We seek to minimize counterparty credit risk by entering into transactions with only high-quality institutions, establishing credit limits, and generally requiring bilateral netting and collateral agreements.

We recognize all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, the gain or loss is recognized in other noninterest income.

For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no derivatives that hedge the net investment in a foreign operation.

We formally document the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy before undertaking a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, we formally assess, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk), changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent the hedge is ineffective, the changes in fair value will not offset and the difference is reflected in the same financial statement category as the hedged item.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income and subsequently reclassified in interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in other comprehensive income up to the date of sale, termination or de-designation continues to be reported in other comprehensive income until the forecasted transaction affects earnings.

We did not terminate any cash flow hedges in 2004, 2003 or 2002 due to a determination that a forecasted transaction was no longer likely to occur.

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the financial instrument we assess if economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative instrument and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings.

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase mortgage loans (purchase commitments). Both interest rate lock commitments and purchase commitments on mortgage loans that will be held for resale are accounted for as free-standing derivatives. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities. Fair value of interest rate lock commitments and purchase commitments is determined as the change in value that occurs after the inception of the commitment considering the projected security price, fees collected from the borrower and costs to originate, adjusted for anticipated fallout. We recognize the gain or loss from the change in fair value of these derivatives in other noninterest income.

INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that we expect will apply at the time when we believe the differences are going to reverse.

EARNINGS PER COMMON SHARE

We calculate basic earnings per common share by dividing net income adjusted for preferred stock dividends declared by the weighted-average number of shares of common stock outstanding.

Diluted earnings per common share is based on net income available to common stockholders. We increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and the issuance of incentive shares. These adjustments to the weighted-average number of shares of common stock outstanding are made only when we expect such adjustments to dilute earnings per common share.

STOCK-BASED COMPENSATION

Our stock-based employee compensation plans are described in Note 22 Stock-Based Compensation Plans.

Prior to January 2003, we accounted for employee stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related guidance. We did not recognize stock-based employee compensation expense related to stock options prior to 2003 as all options to purchase our stock or our subsidiaries’ stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in income from continuing operations for 2004 and 2003 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

The following table shows the effect on income from continuing operations and basic and diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Income From Continuing Operations And Earnings Per Share

	Year ended December 31
In millions, except for per share data	2004	2003	2002
Income from continuing operations as reported	$1,197	$1,029	$1,200
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	33	21
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(50)	(54)	(47)
Pro forma income from continuing operations	$1,180	$996	$1,153
Earnings per share from continuing operations
Basic-as reported	$4.25	$3.68	$4.23
Basic-pro forma	4.19	3.56	4.06
Diluted-as reported	$4.21	$3.65	$4.20
Diluted-pro forma	4.15	3.53	4.04

As discussed in Note 22 Stock-Based Compensation Plans, a pretax credit of $1 million was recognized in compensation expense in 2002 for incentive share and restricted stock awards. The net credit was due to forfeitures and adjustments of accruals related to performance-based awards under PNC’s incentive plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair value. We will adopt SFAS 123R effective July 1, 2005 using the modified prospective method of transition. This method requires SFAS 123R to be applied to new awards and awards modified, repurchased or cancelled after the effective date. Additionally, compensation expense attributable to any unvested awards outstanding at the date of adoption must be recognized over the remaining requisite service period. As we previously adopted the fair value recognition provisions of SFAS 123 on January 1, 2003, we do not expect the adoption of SFAS 123R to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law in October 2004 and provides a one-time dividends-received deduction on the repatriation of qualifying foreign earnings. While SFAS 109, “Accounting for Income Taxes,” (“SFAS 109”) requires the effect of changes in tax law to be recognized in the period that the change is enacted, FSP 109-2 provides entities additional time beyond the reporting period that includes the enactment date to assess the effect of the 2004 Act on its plans for repatriation of foreign earnings. We are currently evaluating the effect of this provision of the 2004 Act. See Note 24 Income Taxes for disclosures required by FSP 109-2.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 amends the APB 29 exception to fair value measurement for nonmonetary exchanges to apply only to those exchanges which lack commercial substance, as defined in the standard. SFAS 153 is effective for nonmonetary asset exchanges that we enter into on or after July 1, 2005. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) issued EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock if the Investor Has the Ability to Exercise Significant Influence over the Operating and Financial Policies of the Investee.” EITF 02-14 was effective for reporting periods beginning after September 15, 2004 and requires the use of the equity method of accounting for investments that are in-substance common stock when the investor has the ability to exercise significant influence over the investee. The application of this guidance did not have an impact on our consolidated financial statements.

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the federal subsidy and other provisions of The Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2 in the third quarter of 2004. See Note 21 Employee Benefit Plans for additional information.

In March 2004, the EITF supplemented EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. See Note 9 Securities and Note 27 Fair Value Of Financial Instruments for the disclosures required by EITF 03-1. The impact on future earnings, if any, of the recognition and measurement provisions of EITF 03-1 will not be known until the FASB issues its guidance. At December 31, 2004, the total unrealized losses in the securities available for sale portfolio was $125 million compared with total unrealized losses of $122 million at December 31, 2003.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 is effective for loans and debt securities acquired by PNC on or after January 1, 2005. We do not expect adoption of this guidance to have a significant effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In November 2003, the FASB issued FSP 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The mandatorily redeemable noncontrolling interests in these entities, which for PNC represent noncontrolling interests in affordable housing partnerships, are included in the consolidated balance sheet under the caption, “Minority and noncontrolling interests in consolidated entities.” Generally, on the date these VIEs are terminated, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at December 31, 2004 would have resulted in payments of approximately $241 million based on the terms of the respective entities’ governing documents and the measurement principles included in SFAS 150.

NOTE 2 VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs effective in 2003 and 2004 for which we were determined to be the primary beneficiary.

At December 31, 2004 and December 31, 2003, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
December 31, 2004
Market Street Funding Corporation	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10
Total consolidated VIEs	$2,684	$2,681
December 31, 2003
Market Street Funding Corporation	$2,146	$2,146
Partnership interests in low income housing projects	436	436
Total consolidated VIEs	$2,582	$2,582

•	Market Street Funding Corporation (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is independently owned and managed. The activities of Market Street are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchase or making of loans by issuing commercial paper. Market Street’s commercial paper has been rated A1/P1 by Standard & Poor’s and Moody’s. We hold no ownership interest in Market Street but are considered to be the primary beneficiary. All of Market Street’s assets at December 31, 2004 and 2003 collateralize the commercial paper obligations. These assets are primarily classified as loans on our consolidated balance sheet. Neither creditors nor equity investors in Market Street have any recourse to our general credit.
•	Certain equity investments are made by us in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital. We own a majority of the limited partnership interests in these entities. We also consolidated certain entities in which we, as a national syndicator of affordable housing equity, serve as the general partner (together with the aforementioned limited partnership investments, the “LIHTC investments”), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in other assets on our consolidated balance sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit.

The consolidation of Market Street and the LIHTC investments is reflected in the Wholesale Banking business segment.

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Equity/ Maximum Equity Exposure
December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$36
Private investment funds (a)	1,872	125	33
Other partnership interests in low income housing projects	37	28	4
Total significant variable interests	$5,061	$2,853	$73
December 31, 2003
Collateralized debt obligations (a)	$2,740	$2,370	$38
Private investment funds (a)	375	227	5
Other partnership interests in low income housing projects	41	30	5
Private investment funds (managed by Hawthorn unit) (b)	1,144	1,144	3
Total significant variable interests	$4,300	$3,771	$51
(a)	Held by BlackRock.
(b)	Management of the funds was transferred as part of the sale of certain investment consulting activities of PNC Advisors’ Hawthorn unit during first quarter 2004.

•	BlackRock is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. BlackRock engages in these transactions principally to address client needs through the launch of collateralized debt obligations (“CDOs”) and private investment funds. BlackRock has not been deemed the primary beneficiary of these entities.

•	We have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. We do not own a majority of the limited partnership interests in these entities and are not the primary beneficiary. We use the equity method to account for our investment in these entities.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. As permitted by FIN 46, we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Equity/ Maximum Equity Exposure
Private Equity Fund
December 31, 2004	$78	$76	$20
December 31, 2003	$53	$52	$13

NOTE 3 ACQUISITIONS

SSRM HOLDINGS INC.

Effective January 31, 2005, BlackRock acquired SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors with approximately $55 billion in assets under management at December 31, 2004. At closing, MetLife, Inc. received approximately $285 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over five years contingent on certain measures.

In January 2005, BlackRock issued a bridge promissory note for $150 million, using the proceeds to facilitate the SSRM acquisition. Interest on this note was payable at maturity at an annual rate of 2.875%. In February 2005, BlackRock issued $250 million aggregate principal amount of convertible debentures. BlackRock used a portion of the net proceeds from this issuance to retire the bridge promissory note.

See Note 31 Subsequent Events for further information regarding the February 2005 convertible debenture issuance and the January 2005 transfer of BlackRock from PNC Bank, N.A. to PNC Bancorp, Inc. and the related impact on our first quarter 2005 earnings.

RIGGS NATIONAL CORPORATION

On February 10, 2005, we entered into an amended and restated agreement to acquire Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, replacing the original acquisition agreement entered into July 16, 2004. Riggs has assets of approximately $5.9 billion and provides commercial and retail banking services through 51 branches in the metropolitan Washington, D.C. area. The transaction will give us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. The total consideration under the amended and restated agreement is comprised of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash, subject to adjustment. The merger is subject to closing conditions including, among others, receipt of regulatory approvals and waivers and approval of the Riggs shareholders. Our Current Reports on Form 8-K dated July 16, 2004, July 22, 2004 and February 10, 2005 provide additional information on this pending acquisition. The Amended and Restated Agreement and Plan of Merger for this transaction is included as Exhibit 10.31 to this Report.

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

NOTE 4 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The following table sets forth regulatory capital ratios for PNC and its only significant bank subsidiary, PNC Bank, N.A.

REGULATORY CAPITAL

	Amount		Ratios
December 31 Dollars in millions	2004	2003	2004	2003
Risk-based capital
Tier 1
PNC	$5,794	$5,437	9.0%	9.5%
PNC Bank, N.A.	5,151	5,147	8.4	9.9
Total
PNC	8,401	7,897	13.0	13.8
PNC Bank, N.A.	7,158	6,714	11.7	12.9
Leverage
PNC	n/a	n/a	7.6	8.2
PNC Bank, N.A.	n/a	n/a	7.2	8.4

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2004, each of our bank subsidiaries met the “well capitalized” capital ratio requirements. We believe our bank subsidiaries will continue to meet these requirements in 2005.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $995 million at December 31, 2004.

In 2004, PNC Bank, N.A., received regulatory approval to reduce its capital though the in-kind transfer of its ownership interest in BlackRock to PNC Bank, N.A.’s direct parent, PNC Bancorp, Inc. This transfer was completed in January 2005 and resulted in a reduction in regulatory capital for PNC Bank, N.A. of approximately $500 million. PNC Bank, N.A.’s capital was replenished in January 2005 by its $500 million issuance of preferred stock, on an intercompany basis, to the top tier parent company of PNC.

Under federal law, bank subsidiaries generally may not extend credit to the parent company or its non-bank subsidiaries on terms and under circumstances that are not substantially the same as comparable extensions of credit to nonaffiliates. No extension of credit may be made to the parent company or a non-bank subsidiary which is in excess of 10% of the capital stock and surplus of such bank subsidiary or in excess of 20% of the capital and surplus of such bank subsidiary as to aggregate extensions of credit to the parent company and its non-bank subsidiaries. Such extensions of credit, with limited exceptions, must be fully collateralized by certain specified assets. In certain circumstances, federal regulatory authorities may impose more restrictive limitations.

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (“FRB”). During 2004, subsidiary banks maintained reserves which averaged $131 million.

On June 2, 2003, PNC ICLC Corp. (“PNCICLC”), an indirect non-bank subsidiary of PNC, entered into a Deferred Prosecution Agreement (the “Deferred Prosecution Agreement”) with the United States Department of Justice, Criminal Division, Fraud Section (the “Department of Justice”) relating to PNCICLC’s actions in connection with the PAGIC transactions that were entered into in 2001. In accordance with the terms of the Deferred Prosecution Agreement, PNCICLC paid a $25 million monetary penalty to the government and established a $90 million restitution fund to satisfy claims, including for the settlement of pending shareholder securities litigation, stemming from the PAGIC transactions. PNC recognized a pretax charge to earnings of $120 million in the second quarter of 2003 reflecting the Deferred Prosecution Agreement and related legal and consulting costs. Pursuant to the terms of the Deferred Prosecution Agreement, the Department of Justice sought dismissal of the complaint against PNCICLC with prejudice, as PNCICLC had complied with all of the terms of the Deferred Prosecution Agreement. On June 23, 2004, the United States District Court for the Western District of Pennsylvania granted the Department of Justice’s motion seeking dismissal with prejudice of the criminal complaint. These actions brought the Deferred Prosecution Agreement to a conclusion.

NOTE 5 LEGAL PROCEEDINGS

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 PAGIC transactions. These pending proceedings or other matters are described below. Among the requirements of the June 2003 Deferred Prosecution Agreement relating to the PAGIC transactions was the establishment of a Restitution Fund through our $90 million contribution. The Restitution Fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in

Philadelphia, Pennsylvania, is administering the Restitution Fund.

In December 2004 and January 2005, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These settlements are described below, following a description of each of these pending proceedings and other matters.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania arising out of the PAGIC transactions have been consolidated in a consolidated class action complaint brought on behalf of purchasers of our common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Administrative Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC are cooperating fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the Restitution Fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

We received a letter in June 2003 on behalf of an alleged shareholder demanding that we take appropriate legal action against our Chairman and Chief Executive Officer, our former Chief Financial Officer, and our Controller, as well as any other individuals or entities allegedly responsible for causing damage to PNC as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation. The special committee has completed its evaluation and reported its findings to the Board of Directors and to counsel for the alleged shareholder. The special committee recommended against bringing any claims against our current or former executive officers but made certain recommendations with respect to resolution of potential claims we have with respect to certain other third parties.

In July 2003, the lead underwriter on our Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against PNC and PNC ICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In July 2004, the court granted our motion to stay the action until resolution of the claims against PNC in the pending securities litigation described above.

On December 17, 2004, we entered into a tentative settlement of the consolidated putative class actions, reflected in a Memorandum of Understanding between the plaintiffs and PNC, our former and current executive officers who are defendants in the lawsuit, and AIG Financial Products Corp.

The tentative settlement is subject to completion of final documentation, court approval and other conditions, including some that are outside the control of the parties.

At the same time, we settled all claims between us, on the one hand, and AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”), on the other hand, related to the PAGIC transactions. AIG Financial Products was our counterparty in the PAGIC transactions, and AISLIC is one of the insurers under our Executive Blended Risk insurance coverage. Subsequently, we settled claims against one of the other insurers under our Executive Blended Risk insurance coverage.

The following are the key elements of these settlements:

•	Payments into Settlement Fund. The insurers under our Executive Blended Risk insurance coverage will pay $30 million into a Settlement Fund for the benefit of the class. AIG Financial Products will pay $4 million into the Settlement Fund to settle potential claims by the plaintiffs against it.

The plaintiffs have been in contact with Mr. Fryman, the administrator of the Restitution Fund, and intend to coordinate the administration and distribution of the Settlement Fund with the distribution of the Restitution Fund.

Neither PNC nor any of our current or former officers, directors or employees will be required to contribute any funds to this settlement.

•	Assignment of Claims. We are assigning to the plaintiffs claims we may have against the non-settling defendant in this lawsuit and all other unaffiliated third parties (other than AIG Financial Products and its predecessors, successors, parents, subsidiaries, affiliates and their respective directors, officers and employees (collectively, “AIG”)) relating to the subject matter of the lawsuit.

•

Pending Insurance Claim. At the time of the Memorandum of Understanding, we settled our claim against AISLIC related to our contribution of $90 million to the Restitution Fund for $11.25 million, which represents a portion of AISLIC’s share of our overall claim. In January 2005, we settled with another insurer for an aggregate payment to us of $4.5 million, which represents a portion of their share of our overall claim. We will be preserving our claim against our insurers with whom we have not settled with respect to, among other things, any amounts disbursed out of the Restitution Fund.

•	Other AIG Claims. We and AIG Financial Products settled all other claims between us arising out of the PAGIC transactions for a payment from us of $2 million.

•	Other Claims. In connection with the settlement of the lawsuit, the claims of IFS on behalf of our Incentive Savings Plan and its participants will be resolved and the class covered by the settlement will be expanded to include participants in the Plan. The Department of Labor is not, however, a party to this settlement and thus the settlement does not necessarily resolve its investigation.

•	In addition, the settlement of this lawsuit will resolve the derivative claims asserted by one of our putative shareholders and any other derivative demands that may be filed in connection with the PAGIC transactions.

•	Releases. We will be releasing the insurers providing our Executive Blended Risk insurance coverage from any further liability to PNC arising out of the events that gave rise to the lawsuit, except for the claims against these insurers (other than those with whom we have settled) relating to the $90 million payment to the Restitution Fund.

•	PNC and AIG are releasing each other with respect to all claims between us arising out of the PAGIC transactions.

We will be responsible for the costs of administering the settlement and the Restitution Fund and may incur additional costs in the future in connection with the advancement of expenses and/or indemnification obligations related to the subject matter of this lawsuit. We do not expect such costs to be material. The net payment from AIG was recognized in our income statement in the fourth quarter of 2004, while the payments from the other insurer with whom we have settled will be recognized in the first quarter of 2005.

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

On December 30, 2004, a putative class action was filed against PNC; PNC Bank, N.A.; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania. The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula to a “cash balance” defined benefit formula, and the design and continued operation of the Plan. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan on December 31, 1998 and on or after January 1, 1999. The plaintiffs are seeking damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

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

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

NOTE 6 DISCONTINUED OPERATIONS

In January 2003, we agreed to a settlement with Washington Mutual Bank, FA of all issues in dispute between us in connection with the 2001 sale of our residential mortgage banking business to Washington Mutual. The settlement was reported in our fourth quarter 2002 results as a $16 million net loss in discontinued operations. The results of the discontinued residential mortgage banking business are presented on one line in the Consolidated Statement Of Income.

There was no other income or loss from discontinued operations in 2004 or 2003. In addition, there were no net assets of the residential mortgage banking business remaining at December 31, 2004 or December 31, 2003.

NOTE 7 CASH FLOWS

Cash and cash equivalents are defined as cash and due from banks in the Consolidated Statement Of Cash Flows. Summarized information related to acquisitions and divestitures that affected cash flows follows:

Cash Flows

Year ended December 31 – in millions	2004	2003	2002
Assets acquired, net	$2,928	$21	$1,736
Liabilities acquired, net	2,781	10	60
Cash paid	371	67	1,676
Cash and due from banks received	584	57

NOTE 8 TRADING ACTIVITIES

Our trading activities include the underwriting of fixed income securities and equity securities, as well as customer-driven and proprietary trading in fixed income securities, equities, derivatives, and foreign exchange.

Total trading revenue includes both net interest income from trading securities and net funding of financial derivatives, and other noninterest income from securities underwriting, foreign exchange and gains or losses from changes in the fair value or settlement of financial derivatives positions that are not used for hedging purposes. Specific components of total trading revenue are as follows:

Year ended December 31 – in millions	2004	2003	2002
Net interest income (expense)	$13	$(2)	$(2)
Other noninterest income	113	127	92
Total trading revenue	$126	$125	$90
Securities underwriting and trading	$60	$82	$57
Foreign exchange	31	25	25
Financial derivatives	35	18	8
Total trading revenue	$126	$125	$90

Trading assets and liabilities consisted of the following:

In millions	December 31, 2004	December 31, 2003
Assets
Securities (a)	$1,184	$226
Financial derivatives (b)	661	555
Total assets	$1,845	$781
Liabilities
Securities sold short (c)	$1,008	$57
Financial derivatives (d)	659	578
Total liabilities	$1,667	$635
(a)	Included in Other short-term investments, including trading securities, on the Consolidated Balance Sheet.
(b)	Included in Other assets on the Consolidated Balance Sheet.
(c)	Included in Other borrowed funds on the Consolidated Balance Sheet.
(d)	Included in Other liabilities on the Consolidated Balance Sheet.

NOTE 9 SECURITIES

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735		$(13)	$4,722
Mortgage-backed	8,506	$9	(82)	8,433
Commercial mortgage-backed	1,380	5	(15)	1,370
Asset-backed	1,910	5	(14)	1,901
State and municipal	175	2	(1)	176
Other debt	33			33
Total debt securities	16,739	21	(125)	16,635
Corporate stocks and other	123	2		125
Total securities available for sale	$16,862	$23	$(125)	$16,760
SECURITIES HELD TO MATURITY
Debt securities:
Asset-backed	$1			$1
Total securities held to maturity	$1			$1
December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$16	$(2)	$3,416
Mortgage-backed	5,889	19	(94)	5,814
Commercial mortgage-backed	3,248	66	(4)	3,310
Asset-backed	2,698	13	(19)	2,692
State and municipal	133	3	(1)	135
Other debt	55	2		57
Total debt securities	15,425	119	(120)	15,424
Corporate stocks and other	259	7	(2)	264
Total securities available for sale	$15,684	$126	$(122)	$15,688
SECURITIES HELD TO MATURITY
Debt securities:
Asset-backed	$2			$2
Total securities held to maturity	$2			$2
December 31, 2002
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$813	$13		$826
Mortgage-backed	6,110	108	$(2)	6,216
Commercial mortgage-backed	2,806	81		2,887
Asset-backed	2,699	83	(2)	2,780
State and municipal	75	2		77
Other debt	58	3		61
Total debt securities	12,561	290	(4)	12,847
Corporate stocks and other	583	1	(13)	571
Total securities available for sale	$13,144	$291	$(17)	$13,418
SECURITIES HELD TO MATURITY
Debt securities
U.S. Treasury and government agencies	$276	$33		$309
Asset-backed	8			8
Other debt	61			61
Total debt securities	345	33		378
Total securities held to maturity	$345	$33		$378

Securities represented 21% of total assets at December 31, 2004 compared with 23% at December 31, 2003 and 21% at December 31, 2002.

At December 31, 2004, the securities available for sale balance included a net unrealized loss of $102 million, which represented the difference between fair value and amortized cost. The comparable amounts at December 31, 2003 and December 31, 2002 were net unrealized gains of $4 million and $274 million, respectively. The impact on bond prices of increases in interest rates during 2004 was reflected in the net unrealized loss position at December 31, 2004.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after December 31, 2004, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the fair value at December 31, 2004. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 2 years and 8 months at December 31, 2004, 2 years and 11 months at December 31, 2003 and 2 years and 9 months at December 31, 2002.

We carry securities classified as held to maturity at amortized cost. Securities classified as held to maturity at December 31, 2004 and December 31, 2003 were related to Market Street and were consolidated due to our adoption of FIN 46 effective July 1, 2003. These securities represent a static pool of lottery payments purchased as a private placement. Securities classified as held to maturity at December 31, 2002 were owned by companies formed with AIG that were consolidated in PNC’s financial statements. In January 2003, these securities were sold and these companies were liquidated. The expected weighted-average life of securities held to maturity was 7 months at December 31, 2004, 2 years and 7 months at December 31, 2003 and 20 years and 2 months at December 31, 2002.

The following table presents unrealized loss and fair value of securities at December 31, 2004 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and greater than twelve months.

December 31, 2004 (in millions)	Unrealized loss position less than 12 months		Unrealized loss position greater than 12 months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities available for sale
Debt securities
U.S. Treasury and government agencies	$(13)	$3,930		$1	$(13)	$3,931
Mortgage-backed	(30)	4,578	$(52)	1,302	(82)	5,880
Commercial mortgage-backed	(15)	947			(15)	947
Asset-backed	(10)	1,096	(4)	230	(14)	1,326
State and municipal	(1)	82			(1)	82
Other debt		8		1		9
Total debt securities	(69)	10,641	(56)	1,534	(125)	12,175
Corporate stocks and other
Total	$(69)	$10,641	$(56)	$1,534	$(125)	$12,175

We do not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The $82 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The $15 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed rate securities. The $14 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The $13 million unrealized losses reported for U.S. Treasuries and government agencies were primarily related to agency debenture securities. The majority of the unrealized losses associated with both mortgage and asset-backed securities are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

Net securities gains were $55 million in 2004 compared with $116 million in 2003 and $89 million in 2002. Net securities gains for 2003 included $25 million of gains related to the liquidation of the entities formed in 2001 in connection with the PAGIC transactions.

Information relating to securities sold is set forth in the following table.

Securities Sold

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Taxes
2004	$14,206	$94	$39	$55	$19
2003	11,514	128	12	116	41
2002	16,395	106	17	89	31

The carrying value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $8.1 billion at December 31, 2004 and $6.7 billion at December 31, 2003. The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $1.7 billion at December 31, 2004. Of this amount, $.6 billion was repledged to others.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2004.

Contractual Maturity Of Debt Securities

December 31, 2004 Dollars in millions	Within 1 Year	1 to 5 Years	5 to 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$487	$3,894	$354		$4,735
Mortgage-backed		95	136	$8,275	8,506
Commercial mortgage-backed		1	30	1,349	1,380
Asset-backed		215	216	1,479	1,910
State and municipal	13	46	100	16	175
Other debt	5	20	8		33
Total debt securities available for sale	$505	$4,271	$844	$11,119	$16,739
Fair value	$504	$4,257	$839	$11,035	$16,635
Weighted-average yield	2.17%	3.58%	4.37%	4.44%	4.15%
SECURITIES HELD TO MATURITY
Asset-backed		$1			$1
Total securities held to maturity		$1			$1
Fair value (a)		$1			$1
(a)	Weighted average yield is zero due to the security being classified as a nonoperating asset.

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of mortgage-backed securities was 2 years and 8 months, of commercial mortgage-backed securities was 4 years and 7 months and of asset-backed securities was 1 year and 11 months at December 31, 2004. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

NOTE 10 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

December 31 - in millions	2004	2003	2002	2001	2000
Commercial	$17,438	$15,082	$14,987	$15,205	$21,207
Commercial real estate	1,980	1,824	2,267	2,372	2,583
Consumer	15,606	11,855	9,854	9,164	9,133
Residential mortgage	4,772	2,886	3,921	6,395	13,264
Lease financing	4,096	5,147	5,081	5,557	4,845
Other	505	518	415	445	568
Total loans	44,397	37,312	36,525	39,138	51,600
Unearned income	(902)	(1,009)	(1,075)	(1,164)	(999)
Total loans, net of unearned income	$43,495	$36,303	$35,450	$37,974	$50,601

Loans outstanding and related unfunded commitments are concentrated in our primary geographic markets. At December 31, 2004, no specific industry concentration exceeded 4.5% of total commercial loans outstanding and unfunded commitments.

Total loans, net of unearned income, at December 31, 2004 and December 31, 2003 included $2.3 billion and $2.2 billion, respectively, related to Market Street.

We realized net gains from sales of commercial mortgages of $50 million in 2004, $52 million in 2003 and $31 million in 2002. Net gains in excess of valuation adjustments related to the liquidation of our institutional loans held for sale totaled $52 million in 2004, $69 million in 2003 and $147 million in 2002. Gains on sales of education loans totaled $30 million in 2004, $20 million in 2003 and $23 million in 2002.

Net Unfunded Credit Commitments

December 31 - in millions	2004	2003
Commercial	$20,020	$18,065
Consumer	7,654	5,774
Commercial real estate	1,199	767
Education loans	279	252
Lease financing	153	85
Institutional lending repositioning	3	85
Other	38	155
Total	$29,346	$25,183

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At December 31, 2004, commercial commitments are reported net of $6.7 billion of participations, assignments and syndications, primarily to financial services companies. The comparable amount was $6.4 billion at December 31, 2003. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

Unfunded credit commitments related to Market Street totaled $962 million at December 31, 2004 and $911 million at December 31, 2003 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See Note 2 Variable Interest Entities for further information regarding Market Street.

Net outstanding standby letters of credit totaled $3.7 billion at December 31, 2004 and $4.0 billion at December 31, 2003. Standby letters of credit commit us to make payments on behalf of customers if certain specified future events occur. Such instruments are typically issued to support industrial revenue bonds, commercial paper, and bid-or-performance related contracts. Maturities for standby letters of credit ranged from 2005 to 2014. See Note 28 Commitments And Guarantees for additional information.

At December 31, 2004, the largest industry concentration was for multifamily, which accounted for approximately 7.9% of the total letters of credit and bankers’ acceptances.

At December 31, 2004, we pledged $1.3 billion of loans to the FRB and $20.9 billion of loans to the Federal Home Loan Bank (“FHLB”) as collateral for the contingent ability to borrow, if necessary.

Certain directors and executive officers of our subsidiaries, as well as certain affiliated companies of these directors and officers, were customers of and had loans with subsidiary banks in the ordinary course of business. All such loans were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate principal amounts of these loans were $19 million at December 31, 2004 and $11 million at December 31, 2003. During 2004, new loans of $57 million were funded and repayments totaled $49 million.

NOTE 11 NONPERFORMING ASSETS

The following table sets forth nonperforming assets and related information:

December 31 - dollars in millions	2004	2003	2002	2001	2000
Nonaccrual loans	$140	$265	$308	$211	$323
Troubled debt restructured loan	3	1	1
Total nonperforming loans	143	266	309	211	323
Nonperforming loans held for sale (a)	3	27	97	169	33
Foreclosed and other assets	29	35	12	11	16
Total nonperforming assets (b)	$175	$328	$418	$391	$372
Nonperforming loans to total loans	.33%	.73%	.87%	.56%	.64%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.39	.87	1.13	.93	.71
Nonperforming assets to total assets	.22	.48	.63	.56	.53
Interest on nonperforming loans
Computed on original terms	$11	$29	$23	$27	$42
Recognized	2	5	10	10	10
Past due loans
Accruing loans past due 90 days or more	$49	$57	$115	$159	$113
As a percentage of total loans	.11%	.16%	.32%	.42%	.22%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$9	$6	$32	$33	$16
As a percentage of total loans held for sale	.54%	.43%	1.99%	.79%	.97%
(a)	Includes $2 million, $10 million, $17 million and $6 million of troubled debt restructured loans held for sale at December 31, 2004, 2003, 2002 and 2001, respectively.
(b)	Excludes equity management assets that are carried at estimated fair value of $32 million (including $11 million of troubled debt restructured assets) at December 31, 2004, $37 million (including $5 million of troubled debt restructured assets) at December 31, 2003, $40 million (including $12 million of troubled debt restructured assets) at December 31, 2002 and $18 million at both December 31, 2001 and 2000.

NOTE 12 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Changes in the allowance for loan and lease losses were as follows:

In millions	2004	2003	2002
January 1	$632	$673	$560
Charge-offs	(166)	(260)	(267)
Recoveries	51	49	44
Net charge-offs	(115)	(211)	(223)
Provision for credit losses	52	177	309
Acquired allowance (acquisitions)	22		41
Net change in allowance for unfunded loan commitments and letters of credit	16	(7)	(14)
December 31	$607	$632	$673

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2004	2003	2002
Allowance at January 1	$91	$84	$70
Net change in allowance for unfunded loan commitments and letters of credit	(16)	7	14
December 31	$75	$91	$84

Impaired loans totaling $106 million at December 31, 2004 and $220 million at December 31, 2003 had a corresponding specific allowance for loan and lease losses of $37 million and $77 million. The average balance of impaired loans was $141 million in 2004, $282 million in 2003 and $242 million in 2002. We did not recognize any interest income on impaired loans in 2004, 2003 or 2002.

NOTE 13 GOODWILL AND OTHER INTANGIBLE ASSETS

We conduct an annual goodwill impairment test on our reporting units. We conducted this review during the fourth quarter of 2004, using data from September 30, 2004. Aside from any adverse triggering events that may occur earlier in the year, we will perform an annual test during the fourth quarter of each year. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

A summary of the changes in goodwill by business during 2004 follows:

Goodwill

In millions	Dec. 31 2003	Additions/ Adjustments	Dec. 31 2004
Regional Community Banking	$438	$553	$991
Wholesale Banking	643	36	679
PNC Advisors	153		153
BlackRock	178	(1)	177
PFPC	945		945
Other	33	23	56
Total	$2,390	$611	$3,001

The United National acquisition resulted in the recognition of $553 million of goodwill recorded in the Regional Community Banking business segment during 2004. Additionally, we recorded $35 million in customer-related intangible assets resulting from this transaction in 2004.

The acquisition of AFG in September 2004 resulted in the recognition of $35 million of goodwill and other intangible assets recorded in the Wholesale Banking business segment.

See Note 3 Acquisitions for further information regarding the United National and AFG transactions.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value and this results in an increase in our percentage ownership interest. We recognized goodwill of $23 million in 2004 as a result of BlackRock’s stock activity.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - in millions	2004	2003
Customer-related and other intangibles
Gross carrying amount	$214	$186
Accumulated amortization	(102)	(78)
Net carrying amount	$112	$108
Mortgage and other loan servicing rights
Gross carrying amount	$408	$348
Accumulated amortization	(166)	(139)
Net carrying amount	$242	$209
Total	$354	$317

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. At December 31, 2003, we had three indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above with a total carrying value of $11 million: two investment management contracts held by BlackRock and an intangible asset recorded pursuant to SFAS 87, “Employers’ Accounting for Pensions.” During the first quarter of 2004, one of the investment management contracts held by BlackRock was impaired when the funds’ portfolio manager resigned. As a result, BlackRock began an orderly liquidation of the funds and recognized an impairment charge of $6 million in the first quarter of 2004. The total carrying value of the two remaining indefinite-lived intangible assets was $4 million at December 31, 2004.

For customer-related intangibles, the estimated remaining useful lives range from approximately one year to 13 years, with a weighted-average remaining useful life of approximately five years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets during 2004 follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2003	$2,390	$108	$209
Additions/adjustments/retirements:
United National acquisition	553	35
AFG acquisition	35
Other-BlackRock share repurchases	23
Wholesale Banking			60
BlackRock fund impairment		(6)
Amortization		(25)	(27)
Balance at December 31, 2004	$3,001	$112	$242

Amortization expense on intangible assets for 2004 was $52 million. Amortization expense on existing intangible assets for 2005 through 2009 is estimated to be as follows:

•	2005: $50 million,
•	2006: $49 million,
•	2007: $46 million,
•	2008: $45 million, and
•	2009: $34 million.

NOTE 14 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2004	2003
Land	$97	$88
Buildings	809	760
Equipment	1,514	1,382
Leasehold improvements	423	400
Total	2,843	2,630
Accumulated depreciation and amortization	(1,361)	(1,174)
Net book value	$1,482	$1,456

Depreciation expense on premises, equipment and leasehold improvements totaled $159 million in 2004, $160 million in 2003 and $157 million in 2002. Amortization expense, primarily for capitalized internally developed software, was $43 million in 2004, $36 million in 2003 and $26 million in 2002.

We lease certain facilities and equipment under agreements expiring at various dates through the year 2071. We account for substantially all such leases as operating leases. Rental expense on such leases amounted to $174 million in 2004, $177 million in 2003 and $174 million in 2002.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $950 million at December 31, 2004 and $932 million at December 31, 2003. Minimum annual rentals for the years 2005 through 2009 and thereafter are as follows:

•	2005: $149 million,
•	2006: $131 million,
•	2007: $111 million,
•	2008: $90 million, and
•	2009 and thereafter: $469 million.

During 2003, we recognized facilities charges of $25 million, of which $4 million is included in depreciation expense above, related to leased space consistent with the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

NOTE 15 SECURITIZATIONS AND RETAINED INTERESTS

During 2004 and 2003, we sold commercial mortgage loans totaling $460 million and $401 million, respectively, in securitization transactions through programs with the Government National Mortgage Association (“GNMA”). The transactions and resulting receipt and subsequent sale of securities qualify as sales under the appropriate accounting criteria and resulted in pretax gains of $8 million in both 2004 and 2003. Additionally, we sold commercial mortgage loans of $1.6 billion in 2004 and $1.1 billion in 2003 for cash in other loan sales transactions. These transactions resulted in pretax gains of $42 million in 2004 and $44 million in 2003.

For the transactions above, we continue to perform servicing for the commercial mortgage loans and recognized servicing assets from these transactions of $14 million in 2004 and $13 million in 2003. In addition, we purchased servicing rights for commercial mortgage loans from third parties of approximately $47 million in 2004 and $23 million in 2003.

In addition to the cash proceeds from the sales transactions above, net cash flows in 2004 and 2003 related to those transactions were not significant.

Changes in the commercial mortgage servicing assets were as follows:

Commercial Mortgage Servicing Assets

In millions	2004	2003
Balance at January 1	$209	$201
Additions	61	36
Retirements	(1)
Amortization	(27)	(28)
Balance at December 31	$242	$209

Assuming a prepayment speed of 11%-21% for the respective strata discounted at 7%-8%, the estimated fair value of commercial mortgage servicing rights was $321 million at December 31, 2004. A 10% and 20% adverse change in all assumptions used to determine fair value at December 31, 2004, results in a $20 million and $40 million decrease in fair value, respectively. No valuation allowance was necessary at December 31, 2004 or December 31, 2003.

We also own interest-only strips related to student loans totaling $60 million and $62 million, respectively, at December 31, 2004 and December 31, 2003. These strips were retained from the sales of student loans to a third party trust prior to 2003. Loans that are held by the trust supporting the value of the strips were $178 million and $245 million at December 31, 2004 and December 31, 2003, respectively. The principal of these loans is effectively guaranteed by the federal government.

NOTE 16 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $5.7 billion at December 31, 2004 and $2.2 billion at December 31, 2003. The balance at December 31, 2004 reflects increases in both foreign and domestic time deposits. We have increased our use of eurodollars as a short-term funding mechanism.

Contractual maturities of time deposits for the years 2005 through 2009 and thereafter are as follows:

•	2005: $7.3 billion,
•	2006: $3.2 billion,
•	2007: $.9 billion,
•	2008: $.3 billion, and
•	2009 and thereafter: $1.5 billion.

NOTE 17 BORROWED FUNDS

Bank notes at December 31, 2004 have interest rates ranging from 2.36% to 2.51% with approximately $750 million maturing in 2005. Nonconvertible senior and subordinated notes consisted of the following:

December 31, 2004 Dollars in millions	Outstanding	Stated Rate	Maturity
Senior	$1,133	5.75%	2006
Subordinated
Junior	1,232	2.97 – 10.01	2026 – 2033
All other	2,818	5.25 – 7.88	2005 – 2017
Total subordinated	4,050
Total senior and subordinated	$5,183

Total borrowed funds at December 31, 2004 have scheduled repayments for the years 2005 through 2009 and thereafter as follows:

•	2005: $6.3 billion,
•	2006: $1.7 billion,
•	2007: $.5 billion,
•	2008: $.2 billion, and
•	2009 and thereafter: $3.3 billion.

Included in borrowed funds are Federal Home Loan Bank advances of $89 million at December 31, 2004, which are collateralized by a blanket lien on residential mortgage and other real estate-related loans and mortgage-backed securities.

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of $31 million and $140 million, respectively, related to fair value accounting hedges.

See Note 18 Capital Securities Of Subsidiary Trusts for information about the $1.2 billion of junior subordinated debt.

NOTE 18 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

These capital securities represent non-voting preferred beneficial interests in the assets of PNC Institutional Capital Trusts A and B, PNC Capital Trusts C and D, United National Bank Capital Trust I and Capital Statutory Trust II (the “Trusts”).

•	Trust A, formed in December 1996, issued $350 million of 7.95% capital securities, due December 15, 2026, that are redeemable after December 15, 2006 at a premium that declines from 103.975% to par on or after December 15, 2016.
•	Trust B, formed in May 1997, issued $300 million of 8.315% capital securities due May 15, 2027, that are redeemable after May 15, 2007 at a premium that declines from 104.1575% to par on or after May 15, 2017.
•	Trust C, formed in June 1998, issued $200 million of capital securities due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2004 was 2.97%. Trust C Capital Securities are redeemable on or after June 1, 2008 at par.
•	Trust D, formed in December 2003, issued $300 million of 6.125% capital securities due December 15, 2033 that are redeemable on or after December 18, 2008 at par.
•	UNB Capital Trust I, formed in March 1997 with $16 million outstanding of 10.01% capital securities due March 15, 2027 that are redeemable on or after March 15, 2007, at a premium that declines from 105.00% to par on or after March 15, 2017.
•	UNB Capital Statutory Trust II, formed in December 2001, issued $30 million of capital securities due December 18, 2031, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 360 basis points. The rate in effect at December 31, 2004 was 6.11%. Trust II is redeemable on or after December 18, 2006 at par.

The UNB Trusts were acquired effective January 1, 2004 as part of the United National acquisition. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole.

Trust A is a wholly owned finance subsidiary of PNC Bank, N.A., PNC’s principal bank subsidiary. All other Trusts are wholly owned finance subsidiaries of PNC. The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 4 Regulatory Matters.

ACCOUNTING PRIOR TO DECEMBER 31, 2003

Prior to July 1, 2003, we classified capital securities between the liabilities and shareholders’ equity sections of the Consolidated Balance Sheet and reported the related dividends as “Distributions on capital securities” in the Consolidated Statement of Income. As required under the provisions of SFAS 150, these securities were reclassified as borrowed funds effective July 1, 2003 and the related dividends were included in interest expense in the Consolidated Statement Of Income from July 1, 2003 until December 31, 2003. Reclassification of prior period amounts was not permitted under SFAS 150.

ACCOUNTING SINCE DECEMBER 31, 2003

Effective December 31, 2003, we deconsolidated the assets and liabilities of Trusts A, B, C and D based upon guidance included in FIN 46. The deconsolidation of the Trusts removed $1.148 billion of Capital Securities issued by these Trusts while adding $1.184 billion of junior subordinated debentures and $36 million of other assets to the Consolidated Balance Sheet. These debentures were previously issued by us or our subsidiary, PNC Bank, N.A., and were purchased and are held as assets by the Trusts. The acquisition of the UNB Trusts added $48 million in junior subordinated debentures and $2 million in other assets. The combined $38 million of other assets represents our ownership of common stock issued by these Trusts.

NOTE 19 SHAREHOLDERS’ EQUITY

Information related to preferred stock is as follows:

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2004	2003
Authorized
$1 par value		17,057	17,093
Issued and outstanding
Series A	$40	8	8
Series B	40	2	2
Series C	20	163	176
Series D	20	221	244
Total		394	430

Series A through D are cumulative and, except for Series B, are redeemable at our option. Annual dividends on Series A, B and D preferred stock total $1.80 per share and on Series C preferred stock total $1.60 per share. Holders of Series A through D preferred stock are entitled to a number of votes equal to the number of full shares of common stock into which such preferred stock is convertible. Series A through D preferred stock have the following conversion privileges: (i) one share of Series A or Series B is convertible into eight shares of PNC common stock; and (ii) 2.4 shares of Series C or Series D are convertible into four shares of PNC common stock.

During 2000, our Board of Directors adopted a shareholder rights plan providing for issuance of share purchase rights. Except as provided in the plan, if a person or group becomes beneficial owner of 10% or more of PNC outstanding common stock, all holders of the rights, other than such person or group, may purchase our common stock or equivalent preferred stock at half of market value.

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 744,266 shares in 2004, 799,820 shares in 2003, and 796,140 shares in 2002.

At December 31, 2004, we had reserved approximately 43.7 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

In January 2002, our Board of Directors authorized us to purchase up to 35 million shares of our common stock through February 29, 2004. Under this program, we purchased 10.8 million common shares during 2003 at a total cost of $507.8 million and .7 million shares at a total cost of $41.5 million during 2004.

In February 2004, our Board of Directors authorized the purchase of up to 20 million shares of our common stock in open market or privately negotiated transactions through February 28, 2005. The 2004 repurchase authorization was a replacement and continuation of the prior repurchase program. Under this program, we purchased 3.0 million common shares during 2004 at a total cost of $165.6 million.

As of February 16, 2005, the 2004 program was terminated, and a new program to purchase up to 20 million shares was authorized. This program will remain in effect until fully utilized or until modified, superseded or terminated.

NOTE 20 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows caused by interest rate volatility. These instruments include interest rate swaps, interest rate caps and floors, future contracts, and total return swaps.

Fair Value Hedging Strategies

We enter into interest rate and total return swaps, caps, floors and interest rate futures derivative contracts to hedge designated commercial mortgage loans held for sale, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

Cash Flow Hedging Strategy

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are reclassified from accumulated other comprehensive income and into earnings in the same period or periods during which the hedged forecasted transaction affects earnings are included in interest income. Ineffectiveness of the strategy, as defined by risk management policies and procedures, if any, is reported in interest income.

During the next twelve months, we expect to reclassify to earnings $4.9 million of pretax net gains, or $3.2 million after tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2004. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps and would mitigate reductions in interest income recognized on the related floating rate commercial loans.

As of December 31, 2004 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

If a derivative is not effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged, then any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in net gains of $5 million in both 2004 and 2003 and $4 million in 2002.

Free-Standing Derivatives

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange and equity contracts. We manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer.

Basis swaps are agreements involving the exchange of payments, based on notional amounts, of two floating rate financial instruments denominated in the same currency, one pegged to one reference rate and the other tied to a second reference rate (e.g., swapping payments tied to one-month LIBOR for payments tied to three-month LIBOR). We use these contracts to mitigate the impact on earnings of exposure to a certain referenced interest rate.

We purchase credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships. These derivatives typically are based upon the change in value, due to changing credit spreads, of publicly-issued bonds issued by our customer.

Interest rate lock commitments for, as well as commitments to buy or sell, mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial mortgage interest rate lock commitments is economically hedged with pay-fixed interest rate swaps and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate.

Free-standing derivatives also include positions we take based on market expectations or to benefit from price differentials between financial instruments and the market based upon stated risk management objectives.

Derivative Counterparty Credit Risk

By purchasing and writing derivative contracts we are exposed to credit risk if the counterparties fail to perform. Our credit risk is equal to the fair value gain in the derivative contract. We minimize credit risk through credit approvals, limits, monitoring procedures and collateral requirements. We generally enter into transactions with counterparties that carry high quality credit ratings.

We enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. Risk participation agreements entered into prior to July 1, 2003 were considered financial guarantees and therefore not included in derivatives. Agreements entered into subsequent to June 30, 2003 are included in the derivative table that follows. We determine that we meet our objective of reducing credit risk associated with certain counterparties to derivative contracts when the participation agreements share in their proportional credit losses of those counterparties.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2004 we held cash and U.S. government and mortgage-backed securities with a fair value of $158 million and pledged U.S. agency and mortgage-backed securities with a fair value of $204 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives at December 31, 2004 and 2003 were as follows:

	December 31, 2004			December 31, 2003
In millions	Notional amount	Estimated net fair value	Credit risk	Notional amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$4,155	$210	$217	$3,699	$283	$291
Cash flow hedges	360	(1)		4,271	66	75
Total	$4,515	$209	$217	$7,970	$349	$366

FREE-STANDING DERIVATIVES
Interest rate contracts	$52,447	$8	$385	$33,114	$(43)	$448
Equity contracts	2,186	(29)	123	1,609	(1)	64
Foreign exchange contracts	7,245	10	79	3,084	6	78
Credit contracts	359	(4)		166	(3)
Options	38,873	(1)	103	82		1
Risk participation agreements	230			35
Commitments related to mortgages	782	1	3	214	(1)	1
Other	375	1	6	223	20	23
Total	$102,497	$(14)	$699	$38,527	$(22)	$615

NOTE 21 EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT PLANS

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and we make any payments to plan participants. We also provide certain health care and life insurance benefits for qualifying retired employees (“postretirement benefits”) through various plans.

On June 30, 2004, both qualified and nonqualified benefits for PFPC employees were frozen, which resulted in a PNC pension plan remeasurement to reflect certain changes in plan provisions, including the curtailment of future pension costs at PFPC. This plan change resulted in a one-time curtailment gain of less than $1 million.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified and nonqualified pension plans and postretirement benefit plans as well as the change in plan assets for the qualified pension plan is as follows:

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2004	2003	2004	2003	2004	2003
Accumulated benefit obligation at end of year	$1,111	$973	$68	$64
Projected benefit obligation at beginning of year	$1,025	$918	$68	$70	$258	$245
United National acquisition	37				25
Service cost	35	36	1	1	3	2
Interest cost	65	62	4	4	17	16
Effect of Medicare Modernization Act					(11)
Amendments	1				(10)
Actuarial loss (including changes in assumptions)	71	65	4	6	14	17
Participant contributions					7	5
Benefits paid (a)	(61)	(56)	(5)	(13)	(27)	(27)
Curtailment	(7)
Projected benefit obligation at end of year	$1,166	$1,025	$72	$68	$276	$258
Fair value of plan assets at beginning of year	$1,352	$966
United National acquisition	36
Actual return on plan assets	154	259
Employer contribution	11	183	$5	$13	$20	$22
Participant contributions					7	5
Benefits paid (a)	(61)	(56)	(5)	(13)	(27)	(27)
Fair value of plan assets at end of year	$1,492	$1,352
Funded status	$326	$327	$(72)	$(68)	$(276)	$(258)
Unrecognized net actuarial loss	337	338	27	26	96	98
Unrecognized prior service cost (credit)	(2)	(4)	1	2	(46)	(42)
Net amount recognized on the balance sheet	$661	$661	$(44)	$(40)	$(226)	$(202)
Prepaid (accrued) pension cost	$661	$661	$(44)	$(40)
Additional minimum liability			(24)	(23)
Intangible asset			1	1
Accumulated other comprehensive loss			23	22
Net amount recognized on the balance sheet	$661	$661	$(44)	$(40)
(a)	Nonqualified pension benefits paid in 2003 include approximately $9.5 million of lump sum settlement payments to certain individuals.

The fair value of the qualified pension plan assets exceeds both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan, which contains several individual plans that are accounted for together, is unfunded. Contributions from us and, in the case of postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The benefit obligations, asset values, funded status and balance sheet impacts are shown in the above table.

PENSION PLAN ASSETS

Assets related to our qualified pension plan (the “Plan”) are held in trust (the “Trust”). The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the “Code”). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and U.S. government, agency, and corporate debt securities. Plan assets do not include common or preferred stock or any debt of PNC.

We adopted the current Pension Plan Investment Policy Statement, including the updated target allocations and allowable ranges shown below, on May 30, 2002.

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

The Plan’s specific investment objective is to meet or exceed the investment policy benchmark over the long term. The investment policy benchmark compares actual performance to a weighted market index, and measures the contribution of active investment management and policy implementation. This investment objective is expected to be achieved over the long term (one or more market cycles) and is measured over rolling five-year periods. Total return calculations are time-weighted and are net of investment-related fees and expenses.

The asset allocations for the Trust at the end of 2004 and 2003, and the target allocation for 2005, by asset category, are as follows:

	Target Allocation	Allowable Range	Percentage of Plan Assets at December 31
	2005		2004	2003
Asset Category
Domestic Equity	35%	32 – 38%	39.0%	41.1%
International Equity	20%	17 – 23%	20.6%	19.8%
Private Equity	5%	0 – 8%	.6%	.3%
Total Equity	60%		60.2%	61.2%
Domestic Fixed Income	30%	27 – 33%	29.7%	28.7%
High Yield Fixed Income	10%	7 – 13%	9.7%	10.0%
Total Fixed Income	40%		39.4%	38.7%
Other	0%	0 – 1%	.4%	.1%
Total	100%		100%	100%

The slight overweight in domestic equity at year-end 2003 and 2004 is attributable to the targeted allocation in Private Equity, which continues to be committed but which is funded over time as suitable opportunities for private equity investment are identified and as calls for funding are made. The Investment Policy Statement provides that, from time to time, domestic equity may serve as a proxy (substitute) for private equity.

We believe that, over the long term, asset allocation is the single greatest determinant of risk. Asset allocation will deviate from the target percentages due to market movement, cash flows, and investment manager performance. Material deviations from the asset allocation targets can alter the expected return and risk of the Trust. On the other hand, frequent rebalancing to the asset allocation targets may result in significant transaction costs, which can impair the Trust’s ability to meet its investment objective. Accordingly, the Trust portfolio is periodically rebalanced to maintain asset allocation within the target ranges described above.

In addition to being diversified across asset classes, the Trust is diversified within each asset class. Secondary diversification provides a reasonable expectation that no single security or class of securities will have a disproportionate impact on the total risk and return of the Trust.

The Pension Plan Administrative Committee (the “Committee”) selects investment managers for the Trust based on the contributions that their respective investment styles and processes are expected to make to the investment performance of the overall portfolio. The managers’ Investment Objectives and Guidelines, which are a part of each manager’s Investment Management Agreement, document performance expectations and each manager’s role in the portfolio. The Committee uses the Investment Objectives and Guidelines to establish, guide, control and measure the strategy and performance for each manager.

The purpose of investment manager guidelines is to:

•	Establish the investment objective and performance standards for each manager,
•	Ensure that the manager has the capability to evaluate the risks of all financial instruments or other assets in which the manager’s account is invested, and
•	Prevent the manager from exposing its account to excessive levels of risk, undesired or inappropriate risk, or disproportionate concentration of risk.

The guidelines also indicate which investments and strategies the manager is permitted to use to achieve its performance objectives, and which investments and strategies it is prohibited from using.

Where public market investment strategies may include the use of derivatives and/or currency management, language is incorporated in the managers’ guidelines to define allowable and prohibited transactions and/or strategies. Derivatives are typically employed by investment managers to modify risk/return characteristics of their portfolio(s), implement asset allocation changes in a cost-effective manner, or reduce transaction costs. Under the managers’ investment guidelines, derivatives may not be used solely for speculation or leverage. Derivatives are used only in circumstances where they offer the most efficient economic means of improving risk/reward profile of the portfolio.

BlackRock, PNC Advisors and PFPC receive compensation for providing investment management, trustee and custodial services for the majority of the Trust portfolio. Compensation for such services is paid by PNC. Non-affiliate service providers for the Trust are compensated from plan assets.

The following table provides information regarding our estimated future cash flows related to our various plans:

Estimated Cash Flows

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2005 employer contributions	None	$7	$24
Estimated future benefit payments
2005	$91	$7	$24
2006	91	7	25	$(1)
2007	96	7	25	(1)
2008	97	7	25	(1)
2009	106	7	24	(1)
2010 – 2014	548	36	115	(5)

The qualified pension plan contributions are deposited into a trust, and the qualified pension plan benefit payments are made from trust assets. The trustee is PNC Bank, N.A. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Due to the plan’s fully funded status, the qualified pension contribution in 2005 is currently estimated to be zero.

The components of net periodic pension and postretirement benefit cost were as follows:

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$35	$36	$33	$1	$1	$1	$3	$2	$2
Interest cost	65	62	61	4	4	5	17	16	15
Expected return on plan assets	(112)	(90)	(97)
Amortization of prior service cost	(1)	(1)	(1)				(6)	(6)	(6)
Recognized net actuarial loss	23	43	19	3	2	2	5	4	2
Curtailment (gain)	(1)
Losses due to settlements					4
Net periodic cost	$9	$50	$15	$8	$11	$8	$19	$16	$13

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

	Qualified and Nonqualified Pensions
Year ended December 31	2004	2003	2002
Discount rate	6.00%	6.75%	7.25%
Rate of compensation increase	4.00	4.00	4.50
Expected long-term return on plan assets	8.50	8.50	9.50

The expected long-term return on plan assets has been established by considering historical and future expected returns of the asset classes invested in by the Trust, and the allocation strategy currently in place among those classes.

	Postretirement Benefits
Year ended December 31	2004	2003	2002
Discount rate	6.00%	6.75%	7.25%
Assumed health care cost trend rate
Initial trend	11.00	11.00	7.75
Ultimate trend	5.00	5.25	5.50
Year to reach ultimate	2010	2009	2005

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for both pension and postretirement benefits were as follows:

	At December 31
	2004	2003
Discount rate	5.25%	6.00%
Rate of compensation increase	4.00	4.00
Assumed health care cost trend rate
Initial trend	10.00	11.00
Ultimate trend	5.00	5.00
Year to reach ultimate	2010	2010

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2004 – in millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	16	(14)

DEFINED CONTRIBUTION PLANS

We have a contributory, qualified defined contribution plan that covers substantially all employees except those covered by other plans as identified below. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (“ESOP”) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2004, 2003 and 2002 were matched primarily by shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. We also maintain a nonqualified supplemental savings plan for certain employees.

Employee benefits expense related to this plan was $48 million in 2004, $49 million in 2003 and $47 million in 2002. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Additionally, Hilliard Lyons sponsors a contributory, qualified defined contribution plan that covers substantially all of its employees who are not covered by the plan described above. Contributions to this plan are made in cash and include a base contribution for those participants employed at December 31, a matching of employee contributions, and a discretionary profit sharing contribution as determined by Hilliard Lyons’ Executive Compensation Committee. Employee benefits expense for this plan was $5 million in both 2004 and 2003 and $4 million in 2002.

Effective July 1, 2004, we adopted a separate qualified defined contribution plan that covers substantially all United States-based PFPC employees not covered by our plan. The plan is a 401(k) plan and includes an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan may be matched annually based on PFPC performance levels. Participants must be employed as of December 31 of each year to receive this annual contribution. The performance-based employer matching contribution will be made primarily in shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Mandatory employer contributions to this plan are made in cash and include employer basic and transitional contributions. Employee-directed contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. Employee benefits expense for this plan, which was effective July 1, 2004, was $5 million for 2004. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan.

MEDICARE REFORM

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We believe that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D and, accordingly, we will be entitled to a subsidy.

As outlined in Note 1 Accounting Policies, in May 2004 the FASB issued FSP 106-2. FSP 106-2 requires:

•	That the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses, and
•	Certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits.

We determined that the effects of the Act were not a significant event requiring an interim remeasurement under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Consequently, as permitted by FSP 106-2, net periodic postretirement benefit cost for 2004 does not reflect the effects of the Act. The benefit obligation for the postretirement benefit plan was remeasured at December 31, 2004 to reflect the effects of the Act, which resulted in a reduction in the benefit obligation of $11 million due to the federal subsidy. The Act also affects plan premiums and assumptions, but the effect on benefit obligations was not significant and was not separately measured.

NOTE 22 STOCK-BASED COMPENSATION PLANS

We have a long-term incentive award plan (“Incentive Plan”) that provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, and restricted stock and other incentive shares to executives and, other than incentive stock options, to non-employee directors. In any given year, the number of shares of PNC common stock available for grant under the Incentive Plan is limited to no more than 3% of total issued shares of common stock determined at the end of the preceding calendar year. Of this amount, no more than 20% is available for restricted stock and other incentive share awards.

As of December 31, 2004 no incentive stock options, stock appreciation rights or performance unit awards were outstanding.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the date of grant. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable twelve months after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option price may be in cash or previously owned shares of common stock at market value on the exercise date.

A summary of stock option activity follows:

	Per Option
Shares in thousands	Exercise Price	Weighted- Average Exercise Price	Shares
January 1, 2002	$21.75 – $76.00	$55.15	12,477
Granted	37.42 – 60.65	54.91	4,514
Exercised	21.75 – 55.59	40.05	(495)
Terminated	27.56 – 74.59	58.98	(955)
December 31, 2002	21.75 – 76.00	55.33	15,541
Granted	43.41 – 54.07	44.41	4,080
Exercised	21.75 – 54.72	36.85	(730)
Terminated	29.25 – 74.59	54.10	(501)
December 31, 2003	21.75 – 76.00	53.67	18,390
Granted	49.66 – 57.42	53.94	2,301
Exercised	21.75 – 57.10	42.44	(1,354)
Terminated	38.17 – 74.59	58.38	(602)
December 31, 2004	29.06 – 76.00	54.37	18,735

Information about stock options outstanding at December 31, 2004 follows:

	Options Outstanding			Options Exercisable
December 31, 2004 Shares in thousands Range of exercise prices	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (in years)	Shares	Weighted-average exercise price
$29.06 – $42.99	2,121	$40.52	5.2	1,841	$40.53
43.00 – 52.99	5,764	46.19	6.4	3,245	47.37
53.00 – 59.99	7,150	55.66	6.7	3,915	56.14
60.00 – 76.00	3,700	72.53	5.7	3,692	72.56
Total	18,735	$54.37	6.3	12,693	$56.41

Options granted in 2004, 2003 and 2002 include options for 30,000 shares, 30,000 shares and 52,000 shares, respectively, which were granted to non-employee directors.

The weighted-average grant-date fair value of options granted in 2004, 2003 and 2002 was $9.64, $8.11 and $11.40 per option, respectively. At December 31, 2003 and 2002 options for 10,426,000 and 7,910,000 shares of common stock, respectively, were exercisable at a weighted-average price of $55.21 and $52.47, respectively.

There were no options granted in excess of market value in 2004, 2003 or 2002. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plan were 10,584,683 at December 31, 2004, 2003 and 2002.

As discussed in Note 1 Accounting Policies, we adopted the fair value recognition provisions of SFAS 123 prospectively to all employee awards including stock options granted, modified or settled after January 1, 2003. As permitted under SFAS 123, we recognize compensation expense for stock options on a straight-line basis over the pro rata vesting period. Compensation expense for stock options recognized in 2004 was $22 million and for 2003 totaled $12 million. Prior to 2003 we did not recognize any stock-based compensation expense related to stock options as all options to purchase stock granted under our plans had an exercise price equal to the market value of the underlying stock on the date of grant.

INCENTIVE SHARE AND RESTRICTED STOCK AWARDS

In 2001 and 2000, respectively, we granted incentive share awards potentially representing 9,000 and 609,000 shares of PNC common stock to certain senior executives pursuant to the Incentive Plan. Issuance of shares pursuant to these incentive awards was subject to meeting certain performance targets over a three-year period. There were 169,500, 22,500 and 30,000 incentive shares forfeited during 2002, 2001 and 2000, respectively. Shares awarded under this grant were reduced on a share-for-share basis by 68,500 shares received by certain executives from the 1998 incentive share award grant. In 2003, after completion of the three-year performance period, one-half of the shares awarded were issued and delivered without restrictions and the remaining one-half of the shares awarded were issued as restricted shares and were released in January 2004 upon completion of the restricted period. Incentive shares totaling 264,000 in potential grants were cancelled under this award. During the restricted period, the recipients received dividends and voting rights.

In 2003, we granted incentive share awards potentially representing 659,250 shares of PNC common stock to certain senior executives pursuant to the Incentive Plan. Issuance of restricted shares pursuant to these incentive awards is subject to the achievement of one or more financial and other performance goals over a three-year period. This number reflects the maximum number of shares that could be issued under these awards.

In 2004, we granted incentive share awards potentially representing 879,000 shares of PNC common stock to certain senior executives pursuant to the Incentive Plan. Issuance of restricted shares pursuant to these incentive awards is subject to the achievement of one or more financial and other performance goals over a two-year period. Shares awarded under this grant will be reduced on a share-for-share basis by any shares that may be issued pursuant to the 2003 incentive share awards. The potential awards will be increased by the amount of phantom dividends during the performance period converted to incentive shares and added to the potential award amount. Incentive shares totaling 34,164 were added to the grant with respect to deemed dividends during 2004.

In 2000, we granted 245,000 shares of restricted stock to senior executives with a three-year vesting period. Of these, 35,000 shares were forfeited in 2002. The restricted period for all but 40,000 of the restricted shares ended November 15, 2003.

In 2002, we granted 109,138 shares of restricted stock to senior executives with vesting periods ranging from 24 months to 50 months. There were 737 and 1,551 restricted shares forfeited during 2004 and 2002 respectively. The restricted period for all but 66,850 shares ended during 2004.

In 2003, we granted 520,446 shares of restricted stock to senior executives with vesting periods ranging from 24 months to 47 months. There were 2,607 and 7,062 restricted shares forfeited in 2004 and 2003, respectively.

In 2004, we granted 342,188 shares of restricted stock to senior executives with vesting periods ranging from 17 months to 43 months. Of these, 1,610 shares were forfeited in 2004. Additionally, we granted 369,854 shares of restricted stock to certain key employees. These shares vest 100% after three years. Of these, 11,232 shares were forfeited in 2004.

We also granted 63,500, 67,900 and 52,000 shares of restricted stock to certain key employees in 2004, 2003 and 2002, respectively. These shares vest 25% after three years, 25% after four years and 50% after five years. Shares forfeited were 11,375, 10,975 and 6,800 in 2004, 2003 and 2002, respectively.

We granted 13,000 shares of restricted stock to non-employee directors in 2001. One-half of these shares vest after one year and the remainder after two years. In 2002, 1,000 of these shares were forfeited.

The weighted-average grant-date fair value of incentive share and restricted stock awards granted in 2004, 2003 and 2002 was $54.46, $44.23 and $45.69 per share, respectively. We recognized compensation expense (income) for incentive share and restricted stock awards totaling $25 million, $20 million and $(1) million in 2004, 2003 and 2002, respectively. The net credit to expense in 2002 was due to forfeitures and adjustments of accruals related to performance-based awards under the Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

Our ESPP has approximately 1.6 million shares available for issuance. Full-time employees with six months and part-time employees with twelve months of continuous employment with us are eligible to participate in the ESPP at the commencement of the next six-month offering period. Prior to 2003, participants could purchase our common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Beginning in June 2003, participants could purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2004	156,753	$50.43 and 54.57
2003	361,064	35.87 and 51.99
2002	449,208	47.81 and 35.87

PRO FORMA EFFECTS

A table is included in Note 1 Accounting Policies that sets forth pro forma income from continuing operations and basic and diluted earnings per share as if compensation expense had been recognized under SFAS 123, as amended, for stock options and the ESPP for 2004, 2003 and 2002.

For purposes of computing 2004 stock option expense and pro forma results, we estimated the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation plans and are not indicative of the impact on future periods. The following assumptions were used in the option pricing model for purposes of estimating pro forma results as well as 2004 stock option expense. The dividend yield represents average yields over the previous three-year period. Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period.

Option Pricing Assumptions

Year ended December 31	2004	2003	2002
Risk-free interest rate	3.4%	3.1%	4.4%
Dividend yield	3.6	3.5	3.5
Volatility	28.9	30.9	26.7
Expected life	4.9 yrs.	5.0 yrs.	5.0 yrs.

2002 BLACKROCK INC. LONG-TERM RETENTION AND INCENTIVE PLAN

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of our $200 million LTIP funding requirement will be available to support BlackRock’s future long-term retention and incentive programs but are not subject to surrender until the programs are approved by BlackRock’s Compensation Committee of its Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. In general, LTIP participants must also be employed by BlackRock on the payment date in early 2007 to receive payment for an award. As of January 31, 2005, BlackRock had awarded approximately $230 million in LTIP Awards.

The LTIP Awards will fully vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. In addition, the vesting of awards is contingent on the participants’ continued employment with BlackRock for periods ranging from two to five years. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for BlackRock’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of BlackRock’s Compensation Committee to reduce the amount of awards vested under the LTIP.

Based on the price performance of its common shares, BlackRock management determined that full vesting of the LTIP awards was probable as of September 30, 2004, and as a result recorded a charge and a related liability in its third quarter 2004 results. This charge took into account the value of the awards granted through September 30, 2004 and the applicable service period. We reported a pretax charge totaling $96 million, including $89 million reported as compensation expense, $2 million of employee benefit expense and $5 million of other noninterest expense in our Consolidated Statement of Income. The after-tax impact on our third quarter 2004 results after taking into account the adjustment for minority interests (we owned approximately 71% of BlackRock in 2004) was $42 million, or $.15 per diluted share. This includes a pro rata share of the estimated dilution of our investment in BlackRock that is expected to occur in 2007 when we transfer shares of BlackRock stock to fund a portion of the LTIP Awards.

Fourth quarter 2004 LTIP pretax charges reported by PNC totaled $14 million, comprised of $13 million of compensation expense and $1 million of “Other” noninterest expense.

We expect to report additional pretax charges of approximately $15 million per quarter through December 2006 related to the remaining service period of the LTIP Awards granted to date, assuming the LTIP Awards vest or full vesting remains probable.

Additional information on the third quarter 2004 LTIP charge is included in our and BlackRock’s Current Reports on Form 8-K dated October 6, 2004.

NOTE 23 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations.

Year ended December 31 - in millions, except share and per share data	2004	2003	2002
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1,197	$1,029	$1,200
Less: Preferred dividends declared	1	1	1
Income from continuing operations applicable to basic earnings per common share	1,196	1,028	1,199
Loss from discontinued operations			(16)
Cumulative effect of accounting change		(28)
Net income applicable to basic earnings per common share	$1,196	$1,000	$1,183

Basic weighted-average common shares outstanding (in thousands)	281,248	279,677	283,449

Basic earnings per common share from continuing operations	$4.25	$3.68	$4.23
Basic loss per common share from discontinued operations			(.05)
Basic loss per common share from cumulative effect of accounting change		(.10)
Basic earnings per common share	$4.25	$3.58	$4.18

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Income from continuing operations	$1,197	$1,029	$1,200
Less: BlackRock adjustment for common stock equivalents	4	2	1
Income from continuing operations applicable to diluted earnings per common share	1,193	1,027	1,199
Loss from discontinued operations			(16)
Cumulative effect of accounting change		(28)
Net income applicable to diluted earnings per common share	$1,193	$999	$1,183

Basic weighted-average common shares outstanding (in thousands)	281,248	279,677	283,449
Weighted-average common shares to be issued using average market price and assuming:
Conversion of preferred stock Series A and B	85	91	98
Conversion of preferred stock Series C and D	663	730	795
Conversion of debentures	10	14	16
Exercise of stock options	992	394	496
Incentive share awards	634	297	299
Diluted weighted-average common shares outstanding (in thousands)	283,632	281,203	285,153

Diluted earnings per common share from continuing operations	$4.21	$3.65	$4.20
Diluted loss per common share from discontinued operations			(.05)
Diluted loss per common share from cumulative effect of accounting change		(.10)
Diluted earnings per common share	$4.21	$3.55	$4.15
(a) Excludes stock options considered to be anti-dilutive (in thousands)	10,762	14,756	11,289

NOTE 24 INCOME TAXES

The components of income taxes were as follows:

Year ended December 31 In millions	2004	2003	2002
Current
Federal	$438	$284	$86
State	12	39	48
Total current	450	323	134
Deferred
Federal	90	205	463
State	(2)	11	24
Total deferred	88	216	487
Total	$538	$539	$621

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2004	2003
Deferred tax assets
Allowance for loan and lease losses	$277	$307
Net unrealized securities losses	42	9
Loan valuations related to institutional lending repositioning	25	71
Other	96	158
Total deferred tax assets	440	545
Deferred tax liabilities
Leasing	1,304	1,411
Depreciation	114	92
Compensation and benefits	6	61
Other	181	139
Total deferred tax liabilities	1,605	1,703
Net deferred tax liability	$1,165	$1,158

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes	.4	2.0	2.5
Tax-exempt interest	(.8)	(.4)	(.4)
Life insurance	(1.1)	(1.3)	(1.1)
Tax credits	(2.4)	(2.5)	(2.4)
Other	(.3)	.9	(.2)
Effective tax rate	30.8%	33.7%	33.4%

At December 31, 2004 we had available $12 million of federal and state income tax net operating loss carryforwards originating from an acquired company which will expire from 2019 through 2022.

As discussed in Note 1 Accounting Policies, the 2004 Act created a one-time opportunity for US companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In our case, foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. Two of our subsidiaries, BlackRock and PFPC, have foreign subsidiaries with undistributed earnings that may be available for repatriation. There are a variety of additional technical requirements relating to the use of the repatriated earnings that must be considered to take advantage of the reduced tax rate. We have begun to evaluate the feasibility of repatriating the undistributed earnings of BlackRock and PFPC’s foreign subsidiaries and expect to complete our evaluation by the end of the second quarter of 2005. We are considering the repatriation of up to $53 million of foreign earnings, of which $30 million relates to BlackRock and $23 million relates to PFPC. In accordance with the provisions of APB Opinion No. 23, we have recorded income taxes on the earnings of PFPC’s foreign subsidiaries but have not done so for BlackRock’s foreign subsidiaries. The tax effect of repatriation could range from a $7 million benefit to a $2 million expense.

See Note 31 Subsequent Events for information regarding the reversal of certain deferred tax liabilities in the first quarter of 2005.

NOTE 25 SEGMENT REPORTING

We operate five major businesses engaged in providing banking, asset management and global fund processing products and services. Banking businesses include regional community banking, wholesale banking and wealth management. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Results of individual businesses are presented based on our management accounting practices and our operating structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

As more fully described in our Current Report on Form 8-K dated April 5, 2004, we changed our financial reporting for our business segments beginning with first quarter 2004 reporting and restated all prior period amounts to conform with the new methodology. The principal changes to our segment reporting are as follows:

•	We replaced the assignment of securities or funds to balance net assets for each business segment with a funds transfer pricing methodology.
•	We removed the impact of our asset and liability management function from the business segments. This is now reflected in the results of “Other.”
•	The Wholesale Banking business segment captures the results that were previously reported separately as Corporate Banking, PNC Real Estate Finance and PNC Business Credit to more accurately reflect the integrated operating strategy of this business.
•	We have implemented a new capital measurement methodology based on the concept of economic capital.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We increased the capital assigned to Regional Community Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public disclosures. We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. The costs incurred by operations and other support areas not directly aligned with the businesses are allocated primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains, equity management activities and minority interest in income of BlackRock, differences between business segment performance reporting and financial statement reporting (GAAP), and corporate overhead.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Regional Community Banking provides deposit, lending, and cash management services, and investment services through PNC Investments, LLC, to approximately 2.2 million consumer and small business customers within our primary geographic footprint. See Note 3 Acquisitions for further information on United National, the results of which are primarily captured within the Regional Community Banking segment.

Wholesale Banking provides lending, treasury management, capital markets-related products and services, and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution. Wholesale Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit and full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. In March 2004, PNC sold certain investment consulting activities of its Hawthorn unit and recognized a pretax gain of $10 million on this sale during the first quarter of 2004. PNC Advisors also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. PNC Advisors provides services to individuals and corporations primarily within our primary geographic markets.

BlackRock is one of the largest publicly traded investment management firms in the United States, with approximately $342 billion of assets under management at December 31, 2004. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, liquidity and equity mutual funds, separate accounts and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management, investment analytics and enterprise investment system services and products to institutional investors through its BlackRock Solutions® product line and strategic advisory services through its Advisory Services Group.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results Of Businesses

Year ended December 31 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2004 INCOME STATEMENT
Net interest income (expense)	$1,356	$693	$111	$34	$(47)	$(184)	$6	$1,969
Noninterest income	713	573	518	725	810	294	(70)	3,563
Total revenue	2,069	1,266	629	759	763	110	(64)	5,532
Provision for credit losses	62	5	(1)			(14)		52
Depreciation and amortization	50	22	10	21	45	68		216
Other noninterest expense	1,166	649	453	538	601	180	(68)	3,519
Earnings before minority and other interests and income taxes	791	590	167	200	117	(124)	4	1,745
Minority and other interests in income of consolidated entities		(43)		5		48		10
Income taxes	287	190	61	52	47	(101)	2	538
Earnings (a)	$504	$443	$106	$143	$70	$(71)	$2	$1,197
Inter-segment revenue	$6	$7	$12	$33		$6	$(64)
AVERAGE ASSETS (b)	$21,741	$22,073	$2,755	$1,145	$2,054	$27,381	$(1,883)	$75,266
2003 INCOME STATEMENT
Net interest income (expense)	$1,219	$676	$107	$22	$(54)	$26		$1,996
Noninterest income	669	602	508	598	760	209	$(89)	3,257
Total revenue	1,888	1,278	615	620	706	235	(89)	5,253
Provision for credit losses	40	121	3			13		177
Depreciation and amortization	37	20	10	21	21	73		182
Other noninterest expense	1,065	614	462	348	578	305	(78)	3,294
Earnings before minority and other interests and income taxes	746	523	140	251	107	(156)	(11)	1,600
Minority and other interests in income of consolidated entities		(21)				53		32
Income taxes	269	153	51	96	43	(67)	(6)	539
Earnings (a)	$477	$391	$89	$155	$64	$(142)	$(5)	$1,029
Inter-segment revenue	$20	$5	$25	$18	$7	$14	$(89)
AVERAGE ASSETS (b)	$16,749	$21,023	$2,714	$967	$1,909	$25,815	$(1,898)	$67,279
2002 INCOME STATEMENT
Net interest income (expense)	$1,170	$761	$106	$9	$(64)	$215		$2,197
Noninterest income	656	601	512	577	810	142	$(101)	3,197
Total revenue	1,826	1,362	618	586	746	357	(101)	5,394
Provision for credit losses	46	256	4			3		309
Depreciation and amortization	35	20	10	20	12	72		169
Other noninterest expense	1,008	558	449	342	619	169	(87)	3,058
Earnings before minority and other interests and income taxes	737	528	155	224	115	113	(14)	1,858
Minority and other interests in income of consolidated entities		(2)				39		37
Income taxes	268	143	57	91	46	21	(5)	621
Earnings (a)	$469	$387	$98	$133	$69	$53	$(9)	$1,200
Inter-segment revenue	$20	$7	$38	$16	$8	$12	$(101)
AVERAGE ASSETS (b)	$16,024	$22,460	$2,970	$864	$1,888	$24,354	$(1,971)	$66,589
(a)	From continuing operations.
(b)	Period-end balances for BlackRock.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Review of Businesses section of Item 7 of this Form 10-K due to the presentation in Item 7 of business revenues on a taxable-equivalent basis (except for BlackRock in 2003 and PFPC for both 2004 and 2003) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the “Review of Businesses” section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense), debt financing and fund servicing revenue as disclosed in the “Review of Businesses” section.

NOTE 26 COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized securities gains (losses)
Balance at January 1, 2002			$(86)
2002 activity
Increase in net unrealized gains for securities held at year-end	$349	$(121)	228
Less: net losses realized in net income (a)	(57)	20	(37)
Net unrealized securities gains	406	(141)	265
Balance at December 31, 2002			179
2003 activity
Increase in net unrealized losses for securities held at year-end	(159)	55	(104)
Less: net gains realized in net income (a)	111	(39)	72
Net unrealized securities losses	(270)	94	(176)
Balance at December 31, 2003			3
2004 activity
Increase in net unrealized losses for securities held at year-end	(56)	20	(36)
Less: net gains realized in net income (a)	50	(17)	33
Net unrealized securities losses	(106)	37	(69)
Balance at December 31, 2004			$(66)
(a)	Pretax amounts represent net unrealized gains (losses) as of the prior year-end date that were realized in the subsequent year when the related securities were sold. These amounts differ from net securities gains included in the Consolidated Statement of Income primarily because they do not include gains or losses realized on securities that were purchased and then sold during the same year.

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at January 1, 2002			$98
2002 activity
Increase in net unrealized gains on cash flow hedge derivatives	$136	$(48)	88
Less: net gains realized in net income	79	(28)	51
Net unrealized gains on cash flow hedge derivatives	57	(20)	37
Balance at December 31, 2002			135
2003 activity
Increase in net unrealized losses on cash flow hedge derivatives	(69)	24	(45)
Less: net gains realized in net income	65	(23)	42
Net unrealized losses on cash flow hedge derivatives	(134)	47	(87)
Balance at December 31, 2003			48
2004 activity
Increase in net unrealized losses on cash flow hedge derivatives	(30)	11	(19)
Less: net gains realized in net income	35	(12)	23
Net unrealized losses on cash flow hedge derivatives	(65)	23	(42)
Balance at December 31, 2004			$6

Minimum pension liability adjustment
Balance at January 1, 2002			$(12)
2002 activity	$(3)	$1	(2)
Balance at December 31, 2002			(14)
2003 activity
Balance at December 31, 2003			(14)
2004 activity	(2)	1	(1)
Balance at December 31, 2004			$(15)

Other (b)
Balance at January 1, 2002			$5
2002 activity	$24	$(8)	16
Balance at December 31, 2002			21
2003 activity	3	(1)	2
Balance at December 31, 2003			23
2004 activity	(3)	1	(2)
Balance at December 31, 2004			$21
(b)	Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive (loss) income are as follows:

December 31 – in millions	2004	2003
Net unrealized securities (losses) gains	$(66)	$3
Net unrealized gains on cash flow hedge derivatives	6	48
Minimum pension liability adjustment	(15)	(14)
Other	21	23
Accumulated other comprehensive (loss) income from continuing operations	$(54)	$60

NOTE 27 FAIR VALUE OF FINANCIAL INSTRUMENTS

	2004		2003
December 31 - in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$7,126	$7,126	$5,940	$5,940
Securities	16,761	16,761	15,690	15,690
Loans held for sale	1,670	1,670	1,400	1,400
Net loans (excludes leases)	39,691	40,315	32,240	33,003
Other assets	818	818	816	816
Commercial mortgage servicing rights	242	321	209	246
Financial derivatives
Fair value hedges	217	217	291	291
Cash flow hedges			75	75
Free-standing derivatives	699	699	615	615

Liabilities
Demand, savings and money market deposits	40,098	40,098	36,373	36,373
Time deposits	13,171	13,187	8,868	9,046
Borrowed funds	12,211	12,429	11,684	12,210
Financial derivatives
Fair value hedges	7	7	8	8
Cash flow hedges	1	1	9	9
Free-standing derivatives	713	713	637	637
Unfunded loan commitments and letters of credit	57	76	76	91

The aggregate fair values in the table above do not represent our underlying market value as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

Fair value is defined as the estimated amount at which a financial instrument could be exchanged in a current transaction between willing parties, or other than in a forced or liquidation sale. However, it is not our intention to immediately dispose of a significant portion of such financial instruments, and unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows. The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in our assumptions could significantly impact the derived fair value estimates.

We used the following methods and assumptions to estimate fair value amounts for financial instruments.

GENERAL

For short-term financial instruments realizable in three months or less, the carrying amount reported in the consolidated balance sheet approximates fair value. Unless otherwise stated, the rates used in discounted cash flow analyses are based on market yield curves.

CASH AND SHORT-TERM ASSETS

The carrying amounts reported in the consolidated balance sheet for cash and short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	due from banks,
•	interest-earning deposits with banks,
•	federal funds sold and resale agreements,
•	trading securities,
•	customers’ acceptance liability, and
•	accrued interest receivable.

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

Loans are presented above net of the allowance for loan and lease losses.

OTHER ASSETS

Other assets as shown in the accompanying table include the following:

•	Noncertificated interest-only strips,
•	FHLB and FRB stock,
•	Equity investments carried at cost, and
•	Private equity investments.

The carrying amounts of private equity investments are recorded at fair value. Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The equity investments carried at cost, including the FHLB and FRB stock, have a carrying value of approximately $178 million as of December 31, 2004, which approximates fair value.

COMMERCIAL MORTGAGE SERVICING RIGHTS

Fair value is based on the present value of the future cash flows, including assumptions as to prepayment speeds, discount rates, interest rates, cost to service and other factors.

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

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is our estimate of the cost to terminate them. For purposes of this disclosure, this fair value is the sum of the deferred fees currently recorded by us on these facilities and the liability established on these facilities related to their creditworthiness.

FINANCIAL DERIVATIVES

For exchange-traded contracts, fair value is based on quoted market prices. For nonexchange-traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics.

NOTE 28 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $119 million and affordable housing limited partnerships of $44 million at December 31, 2004.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit outstanding on December 31, 2004 had terms ranging from less than one year to ten years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit was $5.3 billion at December 31, 2004.

Assets valued as of December 31, 2004 of approximately $900 million secured certain specifically identified standby letters of credit. Approximately $1.6 billion in recourse provisions from third parties was also available for this purpose as of December 31, 2004. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit was $48 million at December 31, 2004.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations and enter into certain other liquidity facilities to support individual pools of receivables acquired by unrelated commercial paper conduits. At December 31, 2004, our total commitments under these facilities were $259 million and $292 million, respectively.

INDEMNIFICATIONS

We are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of:

•	Entire businesses,
•	Loan portfolios,
•	Branch banks,
•	Partial interests in companies, or
•	Other types of assets.

These agreements generally include indemnification provisions under which we indemnify third parties to these agreements against a variety of risks to the indemnified parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

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

We enter into certain types of agreements that include provisions for indemnifying third parties, such as:

•	Agreements relating to providing various servicing and processing functions to third parties,
•	Agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions,
•	Syndicated credit agreements, as a syndicate member,
•	Sales of individual loans, and
•	Litigation settlement agreements.

Due to the nature of these indemnification provisions, we cannot calculate our aggregate potential exposure under them.

We enter into certain types of agreements, including leases, assignments of leases, and subleases, in which we agree to indemnify third parties for acts by our agents, assignees and/or sublessees, and employees. While we do not believe these indemnification liabilities are material, either individually or in total, we cannot calculate our potential exposure.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2004. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2004, the total maximum potential exposure as a result of these indemnity obligations was approximately $6.6 billion, although we held collateral at the time in excess of that amount.

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

NOTE 29 UNUSED CREDIT FACILITY

Through a wholly owned non-bank subsidiary, the parent company can raise additional liquidity, which may be used for general corporate purposes, by drawing on a non-reciprocal $200 million credit facility. This facility expires in March 2006, but may be renewed. No amounts were outstanding on this facility at December 31, 2004.

NOTE 30 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Statement Of Income

Year ended December 31 - in millions	2004	2003	2002
OPERATING REVENUE
Dividends from:
Bank subsidiaries	$895	$874	$525
Non-bank subsidiaries	187	68	71
Interest income	4	2	3
Noninterest income			1
Total operating revenue	1,086	944	600
OPERATING EXPENSE
Interest expense	42	49	50
Other expense	5	26	77
Total operating expense	47	75	127
Income before income taxes and equity in undistributed net income of subsidiaries	1,039	869	473
Income tax benefits	(17)	(26)	(52)
Income before equity in undistributed net income of subsidiaries	1,056	895	525
Bank subsidiaries	98	189	631
Non-bank subsidiaries	43	(83)	28
Net income	$1,197	$1,001	$1,184

Balance Sheet

December 31 - in millions	2004	2003
ASSETS
Cash and due from banks	$1	$2
Short-term investments with subsidiary bank	8
Securities available for sale	383	30
Investments in:
Bank subsidiaries	6,414	5,997
Non-bank subsidiaries	1,556	1,718
Other assets	197	201
Total assets	$8,559	$7,948
LIABILITIES
Non-bank affiliate borrowings		$218
Subordinated debt	$871	822
Accrued expenses and other liabilities	215	263
Total liabilities	1,086	1,303
SHAREHOLDERS’ EQUITY	7,473	6,645
Total liabilities and shareholders’ equity	$8,559	$7,948

Commercial paper and all other debt issued by PNC Funding Corp., a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company paid income tax payments of $9 million in 2004 and received net income tax refunds of $44 million in 2003 and $36 million in 2002. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company paid interest of $62 million in 2004, $51 million in 2003 and $45 million in 2002.

Statement Of Cash Flows

Year ended December 31 - in millions	2004	2003	2002
OPERATING ACTIVITIES
Net income	$1,197	$1,001	$1,184
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) loss of subsidiaries	(141)	(106)	(659)
Other	(18)	55	10
Net cash provided by operating activities	1,038	950	535
INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	495	98	(125)
Securities available for sale
Sales and maturities	1,638	1,927	1,556
Purchases	(1,991)	(1,759)	(1,655)
Cash paid in acquisition	(290)
Other		(12)	(1)
Net cash provided (used) by investing activities	(148)	254	(225)
FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	1,100	145	393
Repayments on borrowings from non-bank subsidiary	(1,318)	(669)	(223)
Acquisition of treasury stock	(251)	(557)	(62)
Cash dividends paid to shareholders	(566)	(546)	(546)
Issuance of stock	144	124	128
Issuance of subordinated debt		300
Net cash used in financing activities	(891)	(1,203)	(310)
Increase (decrease) in cash and due from banks	(1)	1
Cash and due from banks at beginning of year	2	1	1
Cash and due from banks at end of year	$1	$2	$1

NOTE 31 SUBSEQUENT EVENTS

On January 18, 2005, our ownership in BlackRock was transferred from PNC Bank, N.A. to PNC Bancorp, Inc., our intermediate bank holding company. The transfer was effected primarily to give BlackRock more operating flexibility, particularly in connection with its acquisition of SSRM. As a result of the transfer, certain deferred tax liabilities recorded by PNC will be reversed in the first quarter of 2005 in accordance with SFAS 109. Based on our assumptions and subject to completion of a tax basis analysis by a third party, we currently expect the impact of the reversal of deferred tax liabilities to increase our earnings by $45 million, or approximately $.16 per diluted share, in the first quarter of 2005.

In February 2005, BlackRock issued $250 million aggregate principal amount of convertible debentures (the “Debentures”), which will be due in 2035 and bear interest at an annual rate of 2.625%. BlackRock used a portion of the net proceeds from this issuance to retire a $150 million bridge promissory note, the proceeds of which were used to fund a portion of the purchase price of its acquisition of SSRM on January 31, 2005, and plans to use the remainder of the net proceeds for general corporate purposes.

Prior to February 15, 2009, the Debentures will be convertible, only under certain conditions, at the option of the holder into cash and, in certain circumstances, shares of BlackRock’s class A common stock at an initial conversion rate of 9.7282 shares of class A common stock per $1,000 principal amount of Debentures, subject to adjustments, representing a premium of 32.5% to the last reported sale price of BlackRock’s class A common stock on February 16, 2005 of $77.58. On and after February 15, 2009, the Debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in certain circumstances, shares of BlackRock class A common stock at the above initial conversion rate, subject to adjustments.

Beginning February 20, 2010, BlackRock may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders may require BlackRock to repurchase the Debentures at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, on February 15, 2010, 2015, 2020, 2025 and 2030, or at any time prior to their maturity upon the occurrence of certain events.

In January 2005, PFPC settled outstanding litigation with a former transfer agency client that terminated its contractual relationship with PFPC during 2004. PFPC accepted approximately $10 million from the former client to settle the matter, which will be reflected in our first quarter 2005 results and in the PFPC business segment results.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

	2004				2003
Dollars in millions, except per share data	Fourth	Third	Second	First	Fourth	Third	Second	First
SUMMARY OF OPERATIONS
Interest income	$743	$685	$658	$666	$660	$668	$692	$692
Interest expense	240	194	177	172	175	181	171	189
Net interest income	503	491	481	494	485	487	521	503
Provision for credit losses	19	13	8	12	34	50	57	36
Noninterest income (a)	904	838	910	911	861	825	776	795
Noninterest expense (b)	949	981	910	895	858	827	935	856
Income before minority and noncontrolling interests and income taxes	439	335	473	498	454	435	305	406
Minority and noncontrolling interests in income (loss) of consolidated entities	5	(13)	11	7	6	2	13	11
Income taxes	127	90	158	163	146	152	108	133
Income before cumulative effect of accounting change	307	258	304	328	302	281	184	262
Cumulative effect of accounting change					(28)
Net income	$307	$258	$304	$328	$274	$281	$184	$262
PER COMMON SHARE DATA
Book value	$26.41	$25.89	$25.01	$25.61	$23.97	$23.93	$24.16	$24.05
Basic earnings
Before cumulative effect of accounting change	1.09	.92	1.08	1.16	1.09	1.01	.65	.93
Cumulative effect of accounting change					(.10)
Net income	1.09	.92	1.08	1.16	.99	1.01	.65	.93
Diluted earnings
Before cumulative effect of accounting change	1.08	.91	1.07	1.15	1.08	1.00	.65	.92
Cumulative effect of accounting change					(.10)
Net income	1.08	.91	1.07	1.15	.98	1.00	.65	.92
(a)	Noninterest income included equity management gains (losses) and net securities gains in each quarter as follows (in millions):

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains (losses)	$9	$16	$35	$7		$(4)	$(17)	$(4)
Net securities gains	$10	$16	$14	$15	$15	$19	$26	$56

(b)	Noninterest expense for the third quarter and fourth quarter of 2004 included charges associated with the BlackRock LTIP totaling $96 million and $14 million, respectively. See Note 22 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements for additional information. Noninterest expense for the second quarter of 2003 included DOJ agreement-related expenses of $120 million. See Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements for additional information.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2004/2003			2003/2002
	Increase/(Decrease) in Income/Expense Due to Changes in:			Increase/(Decrease) in Income/Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$73	$(30)	$43	$51	$(49)	$2
Other debt	(36)	(23)	(59)	87	(108)	(21)
State and municipal	8	1	9	3	(1)	2
Corporate stocks and other	(7)	5	(2)	(2)		(2)

Total securities available for sale	46	(55)	(9)	137	(156)	(19)
Securities held to maturity	(1)		(1)	(19)	3	(16)

Total securities	46	(56)	(10)	123	(158)	(35)
Loans, net of unearned income
Commercial	69	(81)	(12)	(34)	(68)	(102)
Commercial real estate	3	1	4	(19)	(12)	(31)
Consumer	176	(61)	115	78	(95)	(17)
Residential mortgage	47	(14)	33	(89)	(45)	(134)
Lease financing	(31)	(31)	(62)	(4)	(43)	(47)
Other	2		2	2	(5)	(3)

Total loans, net of unearned income	259	(179)	80	(72)	(262)	(334)
Loan held for sale	(1)		(1)	(45)	(42)	(87)
Federal funds sold and resale agreements	(4)	6	2	(6)	(5)	(11)
Other	48	(69)	(21)	(2)	6	4

Total interest-earning assets	$311	$(261)	$50	$(10)	$(453)	$(463)
INTEREST-BEARING LIABILITIES
Interest-bearing deposits
Money market	$7	$19	$26	$7	$(83)	$(76)
Demand	3	(3)		2	(10)	(8)
Savings	2	3	5		(4)	(4)
Retail certificates of deposit	8	(35)	(27)	(52)	(52)	(104)
Other time	20	(14)	6	(18)	11	(7)
Time deposits in foreign offices	16	1	17	(1)	(2)	(3)

Total interest-bearing deposits	51	(24)	27	(19)	(183)	(202)
Borrowed funds
Federal funds purchased	14	2	16	5	(4)	1
Repurchase agreements	4	2	6	2	(4)	(2)
Bank notes and senior debt	(15)	3	(12)	(42)	(23)	(65)
Subordinated debt	41	(10)	31	13	(6)	7
Commercial paper	8	5	13	12	(1)	11
Other borrowed funds	(9)	(5)	(14)	(9)		(9)

Total borrowed funds	48	(8)	40	(7)	(50)	(57)

Total interest-bearing liabilities	94	(27)	67	(26)	(233)	(259)

Change in net interest income	$228	$(245)	$(17)	$(7)	$(197)	$(204)

Changes attributable to rate/volume are prorated into rate and volume components.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	2004			2003			2002
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Inc./ Exp.	Average Yields/ Rates	Average Balances	Interest Inc./ Exp.	Average Yields/ Rates	Average Balances	Interest Inc./ Exp.	Average Yields/ Rates
ASSETS
Interest-earning assets
Securities
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,567	$207	3.15%	$4,358	$164	3.76%	$3,182	$162	5.09%
Other debt	8,857	340	3.84	9,754	399	4.09	7,916	420	5.31
State and municipal	220	16	7.27	112	7	6.25	61	5	8.20
Corporate stocks and other	232	10	4.31	432	12	2.78	488	14	2.87
Total securities available for sale	15,876	573	3.61	14,656	582	3.97	11,647	601	5.16
Securities held to maturity	2			18	1	5.56	352	17	4.83
Total securities	15,878	573	3.61	14,674	583	3.97	11,999	618	5.15
Loans, net of unearned income
Commercial	16,627	838	5.04	15,336	850	5.54	15,922	952	5.98
Commercial real estate	2,137	102	4.77	2,072	98	4.73	2,451	129	5.26
Consumer	14,165	728	5.14	10,807	613	5.67	9,545	630	6.60
Residential mortgage	4,040	210	5.20	3,148	177	5.62	4,639	311	6.70
Lease financing	3,470	156	4.50	4,110	218	5.30	4,173	265	6.35
Other	506	16	3.16	444	14	3.15	393	17	4.33
Total loans, net of unearned income	40,945	2,050	5.01	35,917	1,970	5.48	37,123	2,304	6.21
Loans held for sale	1,636	47	2.87	1,664	48	2.88	2,897	135	4.66
Federal funds sold and resale agreements	1,670	30	1.80	1,954	28	1.43	2,343	39	1.66
Other	1,692	72	4.26	963	93	9.66	983	89	9.05
Total interest-earning assets/interest income	61,821	2,772	4.48	55,172	2,722	4.93	55,345	3,185	5.75
Noninterest-earning assets
Allowance for loan and lease losses	(608)			(668)			(628)
Cash and due from banks	2,895			2,734			2,729
Other assets	11,158			10,041			9,143
Total assets	$75,266			$67,279			$66,589
LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, CAPITAL SECURITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$15,964	151.95		$15,163	125.82		$14,666	201	1.37
Demand	7,902	32.40		7,197	32.44		6,848	40.58
Savings	2,684	11.41		2,106	6.28		2,033	10.49
Retail certificates of deposit	9,075	244	2.69	8,810	271	3.08	10,361	375	3.62
Other time	686	26	3.79	266	20	7.52	556	27	4.86
Time deposits in foreign offices	1,371	20	1.46	283	3	1.06	360	6	1.67
Total interest-bearing deposits	37,682	484	1.28	33,825	457	1.35	34,824	659	1.89
Borrowed funds
Federal funds purchased	1,957	26	1.33	904	10	1.11	551	9	1.63
Repurchase agreements	1,433	18	1.26	1,110	12	1.08	956	14	1.46
Bank notes and senior debt	2,687	61	2.27	3,364	73	2.17	5,168	138	2.67
Subordinated debt	3,506	139	3.96	2,510	108	4.30	2,210	101	4.57
Commercial paper	1,887	27	1.43	1,232	14	1.14	176	3	1.70
Other borrowed funds	1,045	28	2.68	1,371	42	3.06	1,651	51	3.09
Total borrowed funds	12,515	299	2.39	10,491	259	2.47	10,712	316	2.95
Total interest-bearing liabilities/interest expense	50,197	783	1.56	44,316	716	1.62	45,536	975	2.14
Noninterest-bearing liabilities, minority interest, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	12,015			10,637			9,294
Allowance for unfunded loan commitments and letters of credit	90			82			80
Accrued expenses and other liabilities	5,389			4,855			4,326
Minority and noncontrolling interests in consolidated entities	455			317			212
Mandatorily redeemable capital securities of subsidiary trusts				421			848
Shareholders’ equity	7,120			6,651			6,293
Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$75,266			$67,279			$66,589
Interest rate spread			2.92			3.31			3.61
Impact of noninterest-bearing sources			.30			.33			.38
Net interest income/margin		$1,989	3.22%		$2,006	3.64%		$2,210	3.99%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS 115 adjustments to fair value which are included in other assets). Loan fees for each of the years ended December 31, 2004, 2003 and 2002 were $109 million, $110 million and $106 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2004, 2003 and 2002 were $20 million, $10 million and $13 million, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2004	2003	2002	2001	2000
Allowance for loan and lease losses at beginning of year	$632	$673	$560	$598	$600
Charge-offs
Commercial	(113)	(168)	(194)	(876)	(121)
Commercial real estate	(2)	(3)	(3)	(37)	(3)
Consumer	(43)	(39)	(40)	(42)	(46)
Residential mortgage	(3)	(4)	(5)	(2)	(8)
Lease financing	(5)	(46)	(25)	(28)	(8)
Total charge-offs	(166)	(260)	(267)	(985)	(186)
Recoveries
Commercial	31	32	26	17	21
Commercial real estate	1	1	1	1	4
Consumer	12	12	14	16	22
Residential mortgage	1	1	1	1	2
Lease financing	6	3	2	2	2
Total recoveries	51	49	44	37	51
Net charge-offs	(115)	(211)	(223)	(948)	(135)
Provision for credit losses	52	177	309	903	136
Acquisitions	22	41
Net change in allowance for unfunded loan commitments and letters of credit	16	(7)	(14)	7	(3)
Allowance for loan and lease losses at end of year	$607	$632	$673	$560	$598
Allowance as a percent of period-end
Loans	1.40%	1.74%	1.90%	1.47%	1.18%
Nonperforming loans	424	238	218	265	185
As a percent of average loans
Net charge-offs (a)	.28	.59	.60	2.12	.27
Provision for credit losses (b)	.13	.49	.83	2.01	.27
Allowance for loan and lease losses	1.48	1.76	1.81	1.25	1.20
Allowance as a multiple of net charge-offs (a)	5.28	x	3.00	x	3.02	x	.59	x	4.43	x
(a)	Excluding $804 million of net charge-offs in 2001 related to the institutional lending repositioning initiative, net charge-offs would have been .32% of average loans and the allowance as a multiple of net charge-offs would have been 3.89x.
(b)	Excluding $714 million of provision in 2001 related to the institutional lending repositioning initiative, provision for credit losses would have been .42% of average loans.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2004, the portion of the reserves for these factors was $101 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2004		2003		2002		2001		2000
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$503	40.1%	$514	41.5%	$504	42.3%	$392	40.0%	$467	41.9%
Commercial real estate	26	4.5	34	5.1	52	6.4	63	6.3	44	5.1
Consumer	35	35.9	28	32.6	28	27.8	39	24.1	43	18.0
Residential mortgage	6	11.0	7	8.0	10	11.0	8	16.8	9	26.2
Lease financing and other	37	8.5	49	12.8	79	12.5	58	12.8	35	8.8
Total	$607	100.0%	$632	100.0%	$673	100.0%	$560	100.0%	$598	100.0%

SHORT-TERM BORROWINGS

Federal funds purchased include overnight borrowings and term federal funds, which are payable at maturity. Repurchase agreements generally have maturities of 18 months or less. Approximately 60% of our total bank notes mature in 2005. The commercial paper is issued in maturities not to exceed 270 days. Other short-term borrowings primarily consist of U.S. Treasury, tax and loan borrowings, which are payable on demand. At December 31, 2004, 2003 and 2002, $3.7 billion, $3.2 billion and $2.4 billion, respectively, notional value of interest rate swaps were designated to borrowed funds. The effect of these swaps is included in the rates set forth in the following table.

SHORT-TERM BORROWINGS

	2004		2003		2002
Dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
Year-end balance	$219	1.86%	$169.96%		$38	1.06%
Average during year	1,957	1.33	904	1.11	551	1.63
Maximum month-end balance during year	2,648		2,358		3,563
Repurchase agreements
Year-end balance	1,376	2.00	1,081.96		814	1.28
Average during year	1,433	1.26	1,110	1.08	956	1.46
Maximum month-end balance during year	2,490		1,254		1,121
Bank notes
Year-end balance	1,250	2.45	749	1.37	1,854	1.63
Average during year	889	1.81	1,099	1.57	2,514	2.06
Maximum month-end balance during year	1,250		1,853		2,801
Commercial paper
Year-end balance	2,251	2.34	2,226	1.14
Average during year	1,887	1.43	1,232	1.14	176	1.70
Maximum month-end balance during year	2,251		2,570		499
Other
Year-end balance	1,383	3.02	93	3.54	147	2.58
Average during year	514	2.21	109	3.30	135.78
Maximum month-end balance during year	1,383		162		379

Selected Loan Maturities And Interest Sensitivity

December 31, 2004 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$7,269	$8,627	$1,542	$17,438
Real estate projects	787	638	35	1,460
Total	$8,056	$9,265	$1,577	$18,898
Loans with predetermined rate	$1,778	$1,008	$502	$3,288
Floating rate	6,278	8,257	1,075	15,610
Total	$8,056	$9,265	$1,577	$18,898

At December 31, 2004, $410 million notional of pay-fixed interest rate swaps, interest rate caps, futures and total return swaps were designated to commercial loans as part of fair value hedge strategy. The changes in fair value of the loans attributable to the hedged risk are included in the commercial loan amount in the above table. In addition, interest rate swaps were designated as part of the cash flow hedging strategy that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of a risk management strategy.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $2.4 billion at December 31, 2004, substantially all of which are in denominations of $100,000 or more. The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2004 – in millions	Certificates of Deposit
Three months or less	$478
Over three through six months	196
Over six through twelve months	651
Over twelve months	1,978
Total	$3,303

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2004 Quarter
First	$59.79	$52.68	$55.42	$.50
Second	56.00	50.70	53.08	.50
Third	54.22	48.90	54.10	.50
Fourth	57.64	50.70	57.44	.50
Total				$2.00
2003 Quarter
First	$45.95	$41.63	$42.38	$.48
Second	50.11	42.06	48.81	.48
Third	50.17	46.41	47.58	.48
Fourth	55.55	47.63	54.73	.50
Total				$1.94

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Management’s Responsibility For Internal Control Over Financial Reporting

The management of The PNC Financial Services Group, Inc. and subsidiaries (“PNC”) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include judgments and estimates of management. PNC also prepared the other information included in this Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff, which reports to the Audit Committee of the Board of Directors. Internal auditors test the operation of the internal control system and report findings to management and the Audit Committee, and appropriate corrective and other actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee, composed solely of independent directors, provides oversight to management’s conduct of the financial reporting process.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that PNC maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited the Consolidated Financial Statements included in this Report, has issued an unqualified report on management’s assessment and on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2004. The report of Deloitte & Touche LLP appears below.

(b) Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying “Management’s Responsibility For Internal Control Over Financial Reporting” that The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

February 28, 2005

(c) Internal Controls and Disclosure Controls and Procedures

As of December 31, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004, and that there has been no change in internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information regarding our directors, nominees, executive officers, Audit Committee and Audit Committee financial experts, and shareholder nominations required by this item is included under the captions “Election Of Directors – Information Concerning Nominees,” “Transactions Involving Directors And Executive Officers – Family Relationships,” “Corporate Governance At PNC – The Audit Committee,” and “Corporate Governance At PNC – Shareholder Proposals And Nominations” in our Proxy Statement filed for the annual meeting of shareholders to be held on April 26, 2005 and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement filed for the annual meeting of shareholders to be held on April 26, 2005 and is incorporated herein by reference.

Additional information regarding our executive officers is included in Part I of this Report under the caption “Executive Officers of the Registrant.”

Our Code of Business Conduct and Ethics is available at our website, www.pnc.com. In addition, any future amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics that applies to our directors or executive officers (including the Chairman and Chief Executive Officer, the Vice Chairman and Chief Financial Officer, the Director of Finance and the Controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance At PNC – Compensation Of Directors” and “Compensation Of Executive Officers,” in our Proxy Statement filed for the annual meeting of shareholders to be held on April 26, 2005 and is incorporated herein by reference. In accordance with Item 402(a)(8) and (9) of Regulation S-K, we exclude the information set forth under the captions “Personnel And Compensation Committee Report” and “Common Stock Performance Graph” in such Proxy Statement from this Report.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership Of Directors, Nominees, And Executive Officers” in our Proxy Statement filed for the annual meeting of shareholders to be held on April 26, 2005 and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2004 is included in the table which follows. Additional information -regarding these plans is included in Note 22 Stock-Based Compensation Plans of the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2004

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)
Stock Options	18,735,153	$54.37
Incentive Share Awards (Note 2)	1,572,415	N/A
Subtotal	20,307,568		16,234,915
1996 Executive Incentive Award Plan
Incentive Awards		N/A	217,377
Employee Stock Purchase Plan		(Note 3)	1,657,687
1992 Director Share Incentive Plan		N/A	372,134
Total approved by security holders	20,307,568		18,482,113
Equity compensation plans not approved by security holders	None	N/A	None
Total	20,307,568		18,482,113

N/A – not applicable

Note 1 – The maximum number of shares that may be issued or as to which grants or awards may be made under the 1997 Incentive Plan (excluding shares issued pursuant to grants or awards made prior to February 20, 1997) is (i) 10,141,853 shares plus (ii) as of January 1 of each calendar year commencing with 1998 an additional number of shares equal to 1.5% of the total issued shares of common stock (including reacquired shares) at the end of the immediately preceding calendar year. However, no more than 3% of the total issued shares of common stock (including reacquired shares) at the end of the immediately preceding calendar year is cumulatively available for grants and awards made in any calendar year. In addition, incentive share awards (including restricted stock) granted during any calendar year may not exceed 20% of the maximum number of shares available for grants and awards made during such calendar year.

Note 2 – These incentive share awards provide for the issuance of shares of common stock upon the achievement of one or more financial and other performance goals. Outstanding incentive share award grants were made in 2003 and 2004. This number reflects the current maximum number of shares that could be issued pursuant to both the 2003 and 2004 award grants upon achievement of performance goals; however, shares issued pursuant to the 2004 grant awards will be reduced on a share-for-share basis by any shares that may be issued pursuant to the 2003 grant awards.

Note 3 – 95% of the fair market value on the last day of each six-month offering period.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Transactions Involving Directors And Executive Officers” in our Proxy Statement filed for the annual meeting of shareholders to be held on April 26, 2005 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Auditors,” excluding the information set forth under the caption “Report Of The Audit Committee,” in our Proxy Statement filed for the annual meeting of shareholders to be held on April 26, 2005 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

(a) (2) FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are being filed.

(a) (3) EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-3 of this Form 10-K are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ William S. Demchak
William S. Demchak Vice Chairman and Chief Financial Officer March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 16, 2005.

Signature	Capacities

/s/ James E. Rohr James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William S. Demchak William S. Demchak	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Samuel R. Patterson Samuel R. Patterson	Controller (Principal Accounting Officer)

* Paul W. Chellgren; Robert N. Clay; J. Gary Cooper; George A. Davidson, Jr.; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Thomas H. O’Brien; Jane G. Pepper; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; Milton A. Washington; and Helge H. Wehmeier	Directors

*By:	/s/ Thomas R. Moore
Thomas R. Moore, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +
3.1	Articles of Incorporation of the Corporation, as amended and restated as of April 24, 2001	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (“1st Quarter 2001 Form 10-Q”).
3.2	By-Laws of the Corporation, as amended and restated	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”).
4.1

There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series A	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 1st Quarter 2001 Form 10-Q.
4.3	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 1st Quarter 2001 Form 10-Q.
4.4	Terms of $1.60 Cumulative Convertible Preferred Stock, Series C	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 1st Quarter 2001 Form 10-Q.
4.5	Terms of $1.80 Cumulative Convertible Preferred Stock, Series D	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 1st Quarter 2001 Form 10-Q.
4.6	Terms of Series G Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 1st Quarter 2001 Form 10-Q.
4.7	Rights Agreement between the Corporation and The Chase Manhattan Bank dated May 15, 2000	Incorporated herein by reference to Exhibit 1 to the Corporation’s Report on Form 8-A filed May 23, 2000.
4.8	First Amendment to Rights Agreement between the Corporation, The Chase Manhattan Bank, and Computershare Investor Services, LLC dated January 1, 2003	Incorporated herein by reference to Exhibit 4.8 of the Corporation’s 2002 Form 10-K.
4.9	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“3rd Quarter 2004 Form 10-Q”).
4.10	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q.
4.11	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q.
4.12	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q.

4.13	Indenture, dated February 23, 2005, between BlackRock, Inc. and JPMorgan Chase Bank, N.A., as trustee.	Incorporated herein by reference to BlackRock, Inc.’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2nd Quarter 2004 Form 10-Q”).*
10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q.*
10.3	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q. *

E-1

Exhibit No.	Description	Method of Filing +
10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q. *
10.5	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q.*
10.6	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2nd Quarter 2004 Form 10-Q.*
10.7	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q.*
10.8	Form of CEG change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996 (“1996 Form 10-K”). *
10.9	Forms of first amendment to CEG change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Forms of second amendment to CEG change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.*
10.11	Forms of third amendment to CEG change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“1st Quarter 2004 Form 10-Q”).*
10.12	1992 Director Share Incentive Plan	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.13	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.12 of the Corporation’s 1st Quarter 2004 Form 10-Q.*
10.14	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q.*
10.15	Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s 2002 Form 10-K.*
10.16	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s 2nd Quarter 2004 Form 10-Q.
10.17	BlackRock, Inc. 2002 Long - Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2002 (“BlackRock Third Quarter 2002 Form 10-Q”).
10.18	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended March 31, 2004.
10.19	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.	Incorporated by reference to the BlackRock Third Quarter 2002 Form 10-Q.
10.20	Initial Public Offering Agreement, dated September 30, 1999, among BlackRock, Inc., The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.	Incorporated by reference to BlackRock, Inc.’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999.
10.21	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and BlackRock, Inc.	Incorporated by reference to the BlackRock Third Quarter 2002 Form 10-Q.
10.22	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates	Incorporated by reference to BlackRock, Inc.’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999.
10.23

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates

Incorporated by reference to the BlackRock Third Quarter 2002 Form 10-Q.
10.24	Time Sharing Agreement between the Corporation and James E. Rohr	Incorporated herein by reference to Exhibit 10.27 of the Corporation’s 2nd Quarter 2004 Form 10-Q.*

E-2

Exhibit No.	Description	Method of Filing +
10.25	Time Sharing Agreement between the Corporation and Joseph C. Guyaux	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2nd Quarter 2004 Form 10-Q.*
10.26

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q.
10.27	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q.*
10.28	2005 Forms of employee stock option, restricted stock and restricted deferral agreements	Filed herewith.*
10.29	Form of non-CEG change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q.*
10.30	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q.*
10.31	Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2005, between The PNC Financial Services Group, Inc. and Riggs National Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated February 10, 2005.

10.32	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan.	Incorporated herein by reference to BlackRock, Inc.’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith.
21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of Attorney	Filed herewith.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporation herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated July 18, 2002.
99.2	Deferred Prosecution Agreement between PNC ICLC Corp. and the United States Department of Justice	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated June 2, 2003.
99.3

Order granting motion of the United States Department of Justice seeking dismissal of complaint originally filed pursuant to the terms of the Deferred Prosecution Agreement between PNC ICLC Corp. and the United States Department of Justice

Incorporated herein by reference to Exhibit 99.12 of the Corporation’s 2nd Quarter 2004 Form 10-Q.
99.4	Agreement and Plan of Merger, dated as of August 21, 2003, by and among the Corporation, United National Bancorp and PNC Bancorp Inc.	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated September 2, 2003.

+ Incorporated document references to filings by the Corporation are to SEC File No. 001-09718.

* Denotes management contract or compensatory plan.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or from the SEC’s public reference section at 450 Fifth Street NW, Washington, D.C. 20549 at prescribed rates. Shareholders may also obtain copies without charge by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.

E-3