Form 10-Q
period 2005-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2005-05-09
CIK 713676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 29, 2005, there were 283,521,031 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2005 First Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2005	2004
FINANCIAL PERFORMANCE
Revenue
Net interest income (taxable-equivalent basis) (a)	$512	$497
Noninterest income	973	911

Total revenue	$1,485	$1,408

Net income	$354	$328

Per common share
Diluted earnings	$1.24	$1.15

Cash dividends declared	$.50	$.50

SELECTED RATIOS
Return on
Average common shareholders’ equity	19.17%	18.84%
Average assets	1.72	1.81
Net interest margin	3.02	3.30
Noninterest income to total revenue	66	65
Efficiency	68	64

See page 35 for a glossary of certain terms used in this report.

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform with the current period presentation.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all earning assets, we have increased the interest income earned on tax-exempt assets to make them fully equivalent to other taxable interest income investments. The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended March 31
	2005	2004
Net interest income, GAAP basis	$506	$494
Taxable-equivalent adjustment	6	3

Net interest income, taxable-equivalent basis	$512	$497

Unaudited	March 31 2005	December 31 2004	March 31 2004
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$83,359	$79,723	$74,115
Earning assets	69,155	65,055	61,344
Loans, net of unearned income	44,674	43,495	39,451
Allowance for loan and lease losses	600	607	604
Securities	18,449	16,761	16,941
Loans held for sale	2,067	1,670	1,548
Deposits	55,169	53,269	48,125
Borrowed funds	14,514	11,964	13,722
Allowance for unfunded loan commitments and letters of credit	78	75	91
Shareholders’ equity	7,579	7,473	7,230
Common shareholders’ equity	7,571	7,465	7,221
Book value per common share	26.78	26.41	25.61
Common shares outstanding (millions)	283	283	282
Loans to deposits	81%	82%	82%

ASSETS UNDER MANAGEMENT (billions)	$432	$383	$361

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$745	$721	$669
Custody assets	462	451	411

CAPITAL RATIOS
Tier 1 Risk-based	8.7%	9.0%	9.1%
Total Risk-based	12.6	13.0	13.1
Leverage	7.3	7.6	7.7
Tangible common	5.3	5.7	5.8
Shareholders’ equity to assets	9.09	9.37	9.76
Common shareholders’ equity to assets	9.08	9.36	9.74

ASSET QUALITY RATIOS
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.35%	.39%	.56%
Nonperforming loans to loans	.29	.33	.46
Net charge-offs to average loans (for the three months ended)	.11	.13	.64
Allowance for loan and lease losses to loans	1.34	1.40	1.53
Allowance for loan and lease losses to nonperforming loans	458	424	330

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 6, 7, 8 and 9A of our 2004 Annual Report on Form 10-K (“2004 Form 10-K”). We have reclassified certain prior period amounts to conform with the current year presentation. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1 and 7 of our 2004 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 16 Segment Reporting in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a generally accepted accounting principles (“GAAP”) basis.

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

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving growth in our lines of business underpinned by prudent management of risk, capital and expenses. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing convenient banking options, leading technological systems and a broad range of asset management products and services. We also intend to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have managed our interest rate risk to achieve a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by strong asset quality and significant flexibility to take advantage, where appropriate, of rising interest rates. We anticipate that interest rates will continue to rise in 2005 and that the overall impact of a rise in long-term interest rates will be beneficial to us.

During the first quarter of 2005, we initiated an intensive process known as “One PNC” to improve our operating efficiency. We intend for this enterprise-wide review to be completed and for implementation to begin during the third quarter of 2005. We expect to realize significant expense savings and revenue enhancements as a result of this initiative. We also expect these improvements in efficiency to bring us closer to our customers.

As previously reported, effective January 31, 2005 our majority-owned subsidiary BlackRock acquired SSRM Holdings, Inc. (“SSRM”), the holding company for State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. At closing, MetLife, Inc. received approximately $233 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over five years contingent on certain measures. The addition of SSRM enhanced BlackRock’s investment management platform and added $50 billion in U.S. equity, fixed income, alternative investment and real estate equity assets under management.

On February 10, 2005, we entered into an amended and restated agreement to acquire Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, replacing the original acquisition agreement entered into July 16, 2004. The transaction will give us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. The total consideration under the amended and restated agreement is comprised of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash, subject to adjustment. The merger has received regulatory and shareholder approval, but is subject to select remaining closing conditions including, among others, receipt of regulatory waivers.

We include additional information on Riggs and SSRM in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 1 of this Report and in the Risk Factors section of Item 2 of this Report.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,

•	Loan demand,

•	Interest rates,

•	The shape of the interest rate yield curve, and

•	The performance of the capital markets.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success for the remainder of 2005 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,

•	Growth in market share across businesses,

•	Disciplined expense control and improved efficiency,

•	Maintaining strong overall asset quality,

•	Prudent risk and capital management, and

•	Successful completion of the acquisition and integration of Riggs.

We seek a moderate risk profile to limit the risk of loss resulting from quickly changing market conditions. We focus on the development and management of our customer franchises to generate longer-term growth in revenue and earnings.

SUMMARY FINANCIAL RESULTS

Consolidated net income for the first three months of 2005 was $354 million, or $1.24 per diluted share, compared with net income of $328 million, or $1.15 per diluted share, for the first three months of 2004. Return on average shareholders’ equity was 19.17% for the first quarter of 2005 and 18.84% for the first quarter of 2004. Return on average assets was 1.72% for the first three months of 2005 compared with 1.81% for the first three months of 2004.

On January 18, 2005, our ownership in BlackRock was transferred from PNC Bank, National Association (“PNC Bank, N.A.”) to PNC Bancorp, Inc., our intermediate bank holding company. The transfer was effected primarily to give BlackRock more operating flexibility, particularly in connection with its acquisition of SSRM. As a result of the transfer, certain deferred tax liabilities recorded by PNC were reversed in the first quarter of 2005 in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 109, Accounting for Income Taxes. The reversal of deferred tax liabilities benefited our earnings by $45 million, or approximately $.16 per diluted share, in the first quarter of 2005.

Earnings for the first quarter of 2004 included an after-tax gain of $22 million, or $.08 per diluted share, related to the sale of our modified coinsurance contracts.

Our first quarter 2005 performance included the following accomplishments:

•	Average loan balances increased $5.1 billion, or 13%, over the first quarter of 2004. The increase was driven by increased demand across commercial and consumer loan products.

•	Average total deposits increased $6.0 billion, or 13%, compared with a year ago, as our relationship-based strategy resulted in higher certificates of deposit and money market account balances, as well as higher noninterest-bearing deposits. Time deposits increased as a result of higher Eurodollar borrowings.

•	Noninterest income, which is primarily fee-based revenue, increased to $973 million for the quarter, an increase of 7% compared with the first quarter of 2004. The increase was driven primarily by strong performance at BlackRock, including its successful acquisition of SSRM.

•	Taxable-equivalent net interest income of $512 million was $15 million higher than the prior year first quarter primarily due to higher income associated with increased average earning assets partially offset by higher interest rates paid on deposits.

•	Asset quality continued to improve.

BALANCE SHEET HIGHLIGHTS

Total average assets were $83.4 billion for the first quarter of 2005 compared with $73.0 billion for the first quarter of 2004. In addition to the $7.9 billion increase in average interest-earning assets discussed below, the increase compared with the first quarter of 2004 reflected increases in average receivables related to securities sold but not settled that are included in other noninterest-earning assets.

Average interest-earning assets were $68.0 billion for the first three months of 2005 compared with $60.1 billion for the first three months of 2004. An increase of $5.1 billion in average loans was the primary factor for the increase in average interest-earning assets. In addition, average trading securities included in other interest-earning assets increased $1.5 billion in the first quarter of 2005 compared with the prior year first quarter and average trading assets included in federal funds sold and resale agreements increased $1.1 billion over the prior year period.

Average total loans were $44.0 billion for the first three months of 2005, an increase of $5.1 billion over the first three months of 2004. This increase was driven by continued improvements in market loan demand as well as targeted sales efforts across our banking businesses. The increase in average total loans reflected growth in home equity loans of approximately $2.6 billion and commercial loans of approximately $2.1 billion, partially offset by a $1.0 billion decline in lease financing loans. During the second quarter of 2004, we sold our vehicle leasing portfolio as more fully described in our 2004 Form 10-K.

Loans represented 65% of average interest-earning assets for both the first three months of 2005 and the first three months of 2004.

Average securities totaled $16.9 billion for the first three months of 2005 and $16.3 billion for the first three months of 2004. Securities comprised 25% of average interest-earning assets for the first quarter of 2005 compared with 27% of average interest-earning assets for the first quarter of 2004.

Funding cost is affected by the volume and type of funding sources that we have as well as the rates that we pay on those sources. Average total deposits were $53.4 billion for the first three months of 2005, an increase of $6.0 billion over the first three months of 2004. The increase in average total deposits was driven primarily by higher certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. Average total deposits represented 64% of total sources of funds for the first three months of 2005 and 65% for the first quarter of 2004. Average transaction deposits were $37.0 billion for the first three months of 2005 compared with $34.8 billion for the first three months of 2004.

Average borrowed funds were $15.0 billion for the first three months of 2005 and $13.1 billion for the first three months of 2004. The following contributed to this increase:

•	Our issuance of $500 million senior bank notes in September 2004, $500 million of subordinated bank notes in December 2004 and $700 million of senior notes and $350 million of senior bank notes in March 2005,

•	BlackRock’s issuance of $250 million of convertible debentures in February 2005, and

•	An increase in short-term borrowings to fund asset growth.

These increases were partially offset by Federal Home Loan Bank maturities and senior and subordinated debt maturities during the last nine months of 2004.

Shareholders’ equity totaled $7.6 billion at March 31, 2005, compared with $7.5 billion at December 31, 2004. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings for the first quarter of 2005 were $329 million compared with $326 million for the first quarter of 2004. Total business segment earnings were essentially flat in the comparison as the impact of revenue growth in several of the businesses and disciplined expense management in 2005 was mostly offset by the impact of an $18 million after-tax reduction in net gains on institutional loans held for sale. In addition, BlackRock LTIP expenses were included in the first quarter of 2005, but not in the prior year quarter.

Regional Community Banking

Earnings from Regional Community Banking totaled $121 million for the first quarter of 2005 compared with $102 million for the first quarter of 2004. The 19% increase in earnings was driven by continued customer and balance sheet growth, reduced noninterest expense and a lower provision for credit losses. Checking relationships as of March 31, 2005 grew 5% compared with March 31, 2004, while total average loans grew 16% and average demand deposits grew 4% for the first quarter of 2005 compared with the first quarter of 2004.

Wholesale Banking

Earnings from Wholesale Banking were $110 million for the first three months of 2005 and $122 million for the first three months of 2004. The lower earnings reflected a $26 million pretax decrease in net gains on institutional loans held for sale and a $9 million lower negative provision for credit losses. Excluding the impact of these factors, results for Wholesale Banking for the first quarter of 2005 reflected higher taxable-equivalent net interest income, disciplined expense management and growth in average loans and deposits compared with the prior year first quarter.

PNC Advisors

PNC Advisors earned $28 million in the first three months of 2005 and $31 million in the first three months of 2004. Earnings for the first quarter of 2004 included a $7 million after-tax gain recognized from the sale of certain investment consulting activities of the Hawthorn unit. Excluding the impact of this gain, the increase in earnings from the prior year resulted primarily from disciplined expense control and improved operating leverage.

BlackRock

BlackRock reported earnings of $47 million for the first three months of 2005 compared with $55 million for the first three months of 2004. The lower earnings in 2005 were due to nonrecurring pretax expenses of $9 million associated with the SSRM acquisition and $14 million of pretax LTIP expenses reported in the 2005 quarter, partially offset by higher advisory fees driven by a growing base of assets under management. In addition, results for the first quarter of 2004 included a $9 million net income benefit recognized during that quarter associated with the resolution of an audit performed by New York State on state income tax returns filed from 1998 through 2001. BlackRock’s assets under management grew to $391 billion at March 31, 2005 compared with $342 billion at December 31, 2004, due to the SSRM acquisition and new business.

PNC owns approximately 70% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 30% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Income Statement. BlackRock financial information included in the Financial Review section of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $3.4 billion at March 31, 2005 while the book value at that date was $.6 billion.

PFPC

Earnings from PFPC totaled $23 million for the first quarter of 2005 and $16 million for the first quarter of 2004. Higher earnings in 2005 were attributable to disciplined expense control and improved operating leverage, as well as strong performance in key PFPC business units in part due to continued business expansion of our existing clients and new business wins. Earnings for the first quarter of 2005 also included a $6 million after-tax gain related to the resolution of a client contract dispute and a $5 million after-tax charge related to the prepayment of intercompany debt. PFPC’s accounting/administration net fund assets increased 11% and custody fund assets increased 12% as of March 31, 2005 compared with the balances at March 31, 2004. The increases were driven by new business, asset inflows from existing customers and equity market appreciation.

Other

Earnings attributable to “Other” for the first quarter of 2005 totaled $39 million compared with earnings of $18 million in the first quarter of 2004. The increase from the first quarter of 2004 reflected the benefit of the $45 million deferred tax liability reversal related to our investment in BlackRock, as described further under “Summary Financial Results,” and higher equity management gains in 2005, partially offset by $9 million of net securities losses in 2005 compared with $15 million of net securities gains in the prior year first quarter. In addition, “Other” for the first quarter of 2004 included the impact of the $22 million after-tax gain on the sale of our modified coinsurance contracts.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

Changes in net interest income and margin result from the interaction of the volume and composition of earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources.

See Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included on pages 61 and 62 of this Report for additional information.

Taxable-equivalent net interest income totaled $512 million for the first quarter of 2005 compared with $497 million for the first quarter of 2004. The increase in taxable-equivalent net interest income reflected the impact of higher average earning assets in 2005. Our Consolidated Financial Highlights section included in this Financial Review provides a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

The net interest margin for the first quarter of 2005 was 3.02% compared with 3.30% for the first quarter of 2004. The following factors contributed to the decline in net interest margin:

•	Higher balances in the trading account.

•	An increase in the average rate paid on deposits of 64 basis points for the first quarter of 2005 compared with the first quarter of 2004. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 99 basis points, reflecting the increase in short-term interest rates that began in mid-2004.

•	An increase in the average rate paid on borrowed funds of 102 basis points for the first quarter of 2005 compared with the year ago quarter.

These factors more than offset the effect of higher average yields on securities and loans in 2005.

PROVISION FOR CREDIT LOSSES

The provision for credit losses decreased $4 million, to $8 million, for the first quarter of 2005 compared with the first quarter of 2004. The decline in the provision for credit losses in 2005 primarily reflected the continued strong credit quality of the loan portfolio. The improved credit quality reflected both a decline in nonperforming loans and a reduction in problems related to performing credits. The favorable impact of these factors on the provision was partially offset by the impact of total average loan growth in 2005.

See Allowance for Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors impacting the provision for credit losses. We expect loan growth to continue to impact the provision during the remainder of 2005; however, the provision for credit losses will also be favorably impacted in the second quarter of 2005 by a significant recovery as a result of a litigation settlement.

NONINTEREST INCOME

Summary

Noninterest income totaled $973 million for the first quarter of 2005 compared with $911 million for the first quarter of 2004.

Higher noninterest income for the first quarter of 2005 reflected the following:

•	A $61 million increase in asset management fees primarily due to BlackRock’s acquisition of SSRM,

•	An increase of $27 million in trading income,

•	A $25 million increase in equity management gains,

•	A $16 million increase in fund servicing revenue, and

•	A $10 million pretax settlement related to a PFPC client contractual matter.

These increases were partially offset by net securities losses in 2005 compared with gains in the prior year and a $26 million reduction in net gains on our remaining institutional loans held for sale as the liquidation of this portfolio nears completion.

Noninterest income for the first quarter of 2004 included a $34 million pretax gain related to the sale of our modified coinsurance contracts and a $10 million pretax gain related to the sale of certain investment consulting activities of the Hawthorn unit of PNC Advisors. Our 2004 Form 10-K more fully describes these two transactions.

Additional Analysis

Combined asset management and fund servicing fees amounted to $534 million for the first quarter of 2005, an increase of $77 million over the prior year first quarter. These increases reflected the impact of the SSRM acquisition and other growth in assets managed and serviced. Assets under management at March 31, 2005 totaled $432 billion, up $71 billion compared with the level at March 31, 2004. The acquisition of SSRM added $50 billion of assets under management during the first quarter of 2005. PFPC provided fund accounting/administration services for $745 billion of net fund investment assets and provided custody services for $462 billion of fund investment assets at March 31, 2005, compared with $669 billion and $411 billion, respectively, at March 31, 2004. The increases were driven by new business, asset inflows from existing customers and equity market appreciation.

Service charges on deposits totaled $59 million for both the first quarter of 2005 and first quarter of 2004. Although growth has been limited due to our offering of free checking in both the consumer and small business channels, free checking has positively impacted customer and demand deposit growth as well as other consumer-related fees.

First quarter 2005 brokerage fees totaled $55 million, a decline of $3 million from the first quarter of 2004 primarily due to weaker retail trading.

For the first quarter of 2005, consumer services fees increased $3 million, to $66 million, compared with the first quarter of 2004. Higher fees for 2005 reflected additional fees from debit card transactions primarily due to higher volumes, partially offset by the impact of the sale of certain out-of-footprint ATMs.

Corporate services revenue totaled $107 million for the first three months of 2005 compared with $125 million for the first three months of 2004. Net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale totaled $2 million in the first quarter of 2005 compared with $28 million for the first quarter of 2004, reflecting the fact that our liquidation of institutional loans held for sale is essentially complete. This decrease was partially offset by the impact of higher fees in 2005 related to capital markets and commercial mortgage servicing activities.

Equity management (private equity) net gains on portfolio investments totaled $32 million for the first quarter of 2005 compared with net gains of $7 million for the first quarter of 2004.

Net securities losses were $9 million for the first quarter of 2005 compared with net securities gains of $15 million in the prior year first quarter.

Other noninterest income totaled $129 million for the first three months of 2005 compared with $127 million for the first three months of 2004. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Other noninterest income for the first quarter of 2005 included the following:

•	Trading revenue included in other noninterest income increased $27 million, to $50 million, for the first three months of 2005 compared with the prior year. See Trading Risk within the Risk Management section of this Financial Review and Note 3 Trading Activities in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Report for additional information; and

•	A $10 million settlement received in connection with a PFPC client contractual matter.

Other noninterest income for the first quarter of 2004 included the $34 million gain on the sale of our modified coinsurance contracts and the $10 million gain on sale of certain investment consulting activities of the Hawthorn unit referred to above.

PRODUCT REVENUE

Wholesale Banking offers treasury management, capital markets, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as revenue from customer deposit balances, totaled $97 million for the first three months of 2005 and $88 million for the first three months of 2004. The increased revenue in 2005 reflected the longer term nature of treasury management deposits, strong deposit growth and a steady increase in business-to-business processing volumes.

Consolidated revenue from capital markets was $42 million for the first quarter of 2005, an increase of $10 million compared with the first quarter of 2004. Increases in loan syndication fees and client-related trading revenue drove the increase in capital markets revenue for the first quarter of 2005 compared with the prior year first quarter.

Midland Loan Services offers servicing and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees as well as revenue from servicing deposit balances, totaled $30 million for the first three months of 2005 and $25 million for the first three months of 2004. The revenue growth was driven primarily by growth in the commercial mortgage servicing portfolio and related services.

Consolidated revenue from equipment leasing products was $18 million for the first quarter of 2005 and $21 million for the first three months of 2004. The decline is due to the interest cost of funding the potential tax exposure on the cross-border leasing portfolio. See Cross-Border Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of this Financial Review for further information.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,

•	Credit life,

•	Health,

•	Disability, and

•	Commercial lines coverage.

Client segments served by these insurance solutions include those in PNC Advisors, Regional Community Banking and Wholesale Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue of $14 million in the first quarter of 2005 and $15 million in the first quarter of 2004.

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

NONINTEREST EXPENSE

Total noninterest expense was $999 million for the first three months of 2005, an increase of $104 million compared with the first three months of 2004. The efficiency ratio was 68% for the first three months of 2005 compared with 64% for the first three months of 2004.

Noninterest expense for the first quarter of 2005 included an increase of $72 million in BlackRock operating expenses that reflected the impact of nonrecurring and ongoing costs associated with the SSRM acquisition, along with charges related to the BlackRock LTIP awards. See the discussion under the heading “2002 BlackRock Long-Term Retention and Incentive Plan” in this Financial Review for additional information on the latter expenses.

Noninterest expense for the first three months of 2004 included the following:

•	Conversion-related and other nonrecurring costs totaling approximately $10 million related to our acquisition of United National; and

•	A $6 million impairment charge on an intangible asset related to the orderly liquidation of a particular fund managed by BlackRock.

Apart from the impact of the items described above, noninterest expense increased $48 million, or 5%, in the first quarter of 2005 compared with the same period in 2004. The higher expenses were driven by increased sales incentives and the increased impact of expensing stock options. See Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 1 of this Report for additional information on our accounting for employee and director stock options.

We expect to record charges of approximately $.11 per diluted share for conversion-related and other nonrecurring costs over the course of the Riggs acquisition integration, the majority of which will be incurred in the second quarter of 2005.

Average full-time equivalent employees totaled approximately 23,800 in the first three months of 2005 and 2004. An increase for BlackRock was offset by a decrease for Regional Community Banking.

EFFECTIVE TAX RATE

Our effective tax rate for the first quarter of 2005 was 23.7% compared with 32.7% for the first quarter of 2004. The decrease in the effective rate for the first three months of 2005 was primarily attributable to the impact of the reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock as discussed under “Summary Financial Results” in this Report and under Note 2 Acquisitions included in the Notes To Consolidated Financial Statements in Item 1 of this Report. This transaction reduced our first quarter 2005 tax provision by $45 million. The effective tax rate for the first quarter of 2004 was favorably impacted by the $9 million tax benefit recorded in that period as a result of resolving a BlackRock New York State audit.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA

In millions	March 31 2005	December 31 2004
Assets
Loans, net of unearned income	$44,674	$43,495
Securities available for sale and held to maturity	18,449	16,761
Loans held for sale	2,067	1,670
Other	18,169	17,797

Total assets	$83,359	$79,723
Liabilities
Funding sources	$69,683	$65,233
Other	5,565	6,513

Total liabilities	75,248	71,746
Minority and noncontrolling interests in consolidated entities	532	504
Total shareholders’ equity	7,579	7,473

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$83,359	$79,723

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 40 of this Report.

Higher total assets at March 31, 2005 compared with the balance at December 31, 2004 were driven by loan growth resulting from continued improvements in market loan demand and higher securities balances that reflected short-term investing opportunities.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $1.2 billion, to $44.7 billion at March 31, 2005, compared with the balance at December 31, 2004. Improvements in market loan demand, in addition to targeted sales efforts across our banking businesses, drove the increase in total loans.

Details Of Loans

In millions	March 31 2005	December 31 2004
Commercial
Retail/wholesale	$5,236	$4,961
Manufacturing	4,327	3,944
Other service providers	1,820	1,787
Real estate related	2,179	2,104
Financial services	1,308	1,145
Health care	560	560
Other	3,043	2,937

Total commercial	18,473	17,438

Commercial real estate
Real estate projects	1,404	1,460
Mortgage	521	520

Total commercial real estate	1,925	1,980

Equipment lease financing	3,719	3,907

Total commercial lending	24,117	23,325

Consumer
Home equity	12,968	12,734
Automobile	854	836
Other	1,953	2,036

Total consumer	15,775	15,606

Residential mortgage	5,007	4,772
Vehicle lease financing	158	189
Other	489	505
Unearned income	(872)	(902)

Total, net of unearned income	$44,674	$43,495

Supplement Loan Information
Loans excluding conduit	$42,479	$41,243
Market Street Funding Corporation conduit	2,195	2,252

Total loans	$44,674	$43,495

As the table above indicates, the loans that we hold continued to be diversified among numerous industries and types of businesses. The loans that we hold are also diversified across the geographic areas where we do business.

Commercial Lending Exposure (a)(b)

	March 31 2005	December 31 2004
Investment grade or equivalent
$50 million or greater	16%	16%
$25 million to < $50 million	16%	16%
<$25 million	15%	15%
Non-investment grade
$50 million or greater	2%	2%
$25 million to < $50 million	11%	11%
<$25 million	40%	40%

Total	100%	100%

(a)	These statistics exclude the loans of Market Street Funding Corporation. The facilities extended by Market Street represent pools of granular obligations, structured to avoid excessive concentration of credit risk such that they attract an investment grade rating.
(b)	Exposure represents the sum of all loans, leases, commitments and letters of credit.

Net Unfunded Credit Commitments

In millions	March 31 2005	December 31 2004
Commercial	$20,892	$20,969
Consumer	8,020	7,655
Commercial real estate	1,160	1,199
Education loans	32	279
Lease financing	178	162
Other	44	42

Total	$30,326	$30,306

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.1 billion at March 31, 2005 and $6.7 billion at December 31, 2004.

The increase in consumer net unfunded commitments at March 31, 2005 compared with the balance at December 31, 2004 was primarily due to net unfunded commitments related to growth in home equity loans.

Unfunded credit commitments related to Market Street totaled $950 million March 31, 2005 and $962 million at December 31, 2004 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See the Off-Balance Sheet Arrangements And Consolidated VIEs section of this Financial Review and Note 9 Variable Interest Entities in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding Market Street.

In addition to credit commitments, our net outstanding standby letters of credit totaled $3.6 billion at March 31, 2005 and $3.7 billion at December 31, 2004. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Cross-Border Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.7 billion at March 31, 2005 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We no longer enter into cross-border lease transactions.

Aggregate residual value at risk on the total commercial lease portfolio at March 31, 2005 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. Approximately $.5 billion of this risk was unmitigated at March 31, 2005.

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

As part of the audit of our 1998-2000 consolidated federal income tax returns, the IRS has proposed adjustments to several of our cross-border lease transactions.

The proposed adjustments would reverse the tax treatment of these transactions as we reported them on our filed tax returns. We believe the method used to report these transactions is supported by appropriate tax law and intend to pursue resolution of the matter through the appropriate IRS administrative appeal remedies. While we cannot predict with certainty the result of pursuing the administrative appeal remedies, any resolution would most likely involve a change in the timing of tax deductions which, in turn, depending on the exact resolution, could significantly impact the economics of these transactions. The IRS is also beginning an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again propose adjustments to the cross-border lease transactions referred to above as well as to new cross-border lease transactions entered in those years.

Even though we intend to pursue resolution with the IRS through administrative appeal remedies, it is possible we will be unable to reach a settlement. If we are unable to reach settlement, we will evaluate other options, including litigation. There is, of course, no guarantee as to the outcome of litigation. We believe our reserves for these exposures were adequate at March 31, 2005.

Further, the Financial Accounting Standards Board (“FASB”) has begun to consider whether any change in the timing of tax benefits associated with these transactions should result in a recalculation under Statement of Financial Accounting Standards No. (“SFAS”) 13, “Accounting for Leases,” and whether a lessor should re-evaluate the classification of a leveraged lease when a recalculation of the lease is performed. In March 2005, the FASB directed its staff to issue a proposed Staff Position on this issue. If the FASB ultimately decides companies must recalculate and re-evaluate leveraged lease classification, a cumulative adjustment in the period of change which could be material and future adjustments to earnings could be required. However, under the leverage leasing accounting rules, any reductions in earnings would be recovered in future years over the remaining lives of the leases.

In addition to the transactions referred to above, two lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. We have been informed that the partnerships are under audit by the IRS. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
March 31, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,893	$4,830
Mortgage-backed	11,397	11,230
Commercial mortgage-backed	1,026	1,000
Asset-backed	1,036	1,026
State and municipal	172	171
Other debt	34	34
Corporate stocks and other	158	158

Total securities available for sale	$18,716	$18,449

December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735	$4,722
Mortgage-backed	8,506	8,433
Commercial mortgage-backed	1,380	1,370
Asset-backed	1,910	1,901
State and municipal	175	176
Other debt	33	33
Corporate stocks and other	123	125

Total securities available for sale	$16,862	$16,760

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$1	$1

Total securities held to maturity	$1	$1

(a)	Securities held to maturity at March 31, 2005 were less than $1 million.

Securities represented 22% of total assets at March 31, 2005 and 21% of total assets at December 31, 2004. The increase in total securities compared with December 31, 2004 was primarily due to an increase in mortgage-backed securities, over half of which was in floating-rate securities, partially offset by decreases in commercial mortgage-backed and asset-backed securities.

At March 31, 2005, the securities available for sale balance included a net unrealized loss of $267 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2004 was a net unrealized loss of $102 million. The impact of increases in interest rates during the first quarter of 2005 was reflected in the higher net unrealized loss position at March 31, 2005.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after March 31, 2005, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at March 31, 2005. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

During April 2005, the front-end of the yield curve rallied to a lesser extent than did intermediate-term interest rates. We expected that this market movement was not reflective of a potential rise in short-term interest rates given recent inflation trends and the expected Federal Open Market Committee tightening action on May 3, 2005.

As a result, in late April 2005, we performed a balance sheet review and decided to adjust our securities and other earning assets positions to address the following objectives:

•	Further reduce exposure to an anticipated rise in short-term interest rates, and

•	Improve future net interest income levels without adding to duration risk.

To achieve these objectives, in late April and early May 2005, we sold $2.1 billion of securities available for sale and terminated $1.0 billion of resale agreements that were most sensitive to extension risk due to rising short-term interest rates. We also purchased $2.1 billion of securities with higher yields and lower extension risk. These transactions resulted in realized net securities and other losses of approximately $31 million, which will be included in our results of operations for the second quarter of 2005.

The expected weighted-average life of securities available for sale was 3 years and 3 months at March 31, 2005 and 2 years and 8 months at December 31, 2004.

We estimate the effective duration of securities available for sale is 2.3 years for an immediate 50 basis points parallel increase in interest rates and 1.9 years for an immediate 50 basis points parallel decrease in interest rates.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.5 billion at March 31, 2005 and $1.1 billion at December 31, 2004 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the Other noninterest income line item in our Consolidated Income Statement and in the results for the Regional Community Banking business segment.

Our liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $2 million in the first quarter of 2005 and $28 million in the first quarter of 2004. These gains are reflected in the Corporate Services line item in our Consolidated Income Statement and in the results of the Wholesale Banking business segment. As the liquidation of institutional loans held for sale is essentially complete, any additional gains in the future will be minimal.

OTHER ASSETS

The increase of $.4 billion in “Assets-Other” in the preceding “Balance Sheet Data” table includes the impact of an increase in goodwill and other intangible assets. Goodwill and other intangible assets recorded in connection with the first quarter 2005 SSRM acquisition totaled $258 million. See Note 7 Goodwill And Other Intangible Assets for further information.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

In millions	March 31 2005	December 31 2004
Deposits
Money market	$22,009	$21,250
Demand	15,646	15,996
Retail certificates of deposit	10,686	9,969
Savings	2,821	2,851
Other time	1,024	833
Time deposits in foreign offices	2,983	2,370

Total deposits	55,169	53,269

Borrowed funds
Federal funds purchased	995	219
Repurchase agreements	2,077	1,376
Bank notes and senior debt	3,662	2,383
Subordinated debt	3,988	4,050
Commercial paper	2,381	2,251
Other borrowed funds	1,411	1,685

Total borrowed funds	14,514	11,964

Total	$69,683	$65,233

The increase in deposits during the first quarter of 2005 reflected the impact of deposit retention and sales efforts that drove growth. Higher borrowed funds at March 31, 2005 were driven in part by PNC’s issuance of $700 million of senior debt and $350 million of senior bank notes in March 2005, BlackRock’s $250 million convertible debenture issuance in February 2005 in connection with the SSRM acquisition, and higher short-term borrowings to fund asset growth.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $.1 billion, to $7.6 billion, in total shareholders’ equity at March 31, 2005 compared with December 31, 2004 was primarily attributable to the retention of earnings in anticipation of the pending acquisition of Riggs. Partially offsetting this increase was a decline in the fair value of securities available for sale due to the impact of rising interest rates in 2005. These fair value changes are captured in the accumulated other comprehensive income (loss) component of shareholders’ equity. See Note 14 Shareholders’ Equity And Comprehensive Income in the Notes To Consolidated Financial Statements in Item 1 of this Report for additional information.

Common shares outstanding at March 31, 2005 were 282.8 million, an increase of .2 million over December 31, 2004.

As of February 16, 2005, our prior common stock repurchase program was terminated, and a new program to purchase up to 20 million shares was authorized. This program will remain in effect until fully utilized or until modified, superseded or terminated. We purchased .5 million common shares during the first quarter of 2005 at a total cost of $26 million. The extent and timing of additional share repurchases under the 2005 program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit rating. The pending acquisition of Riggs will continue to restrict share purchases over the remainder of 2005.

Risk-Based Capital

Dollars in millions	March 31 2005	December 31 2004
Capital components
Shareholders’ equity
Common	$7,570	$7,465
Preferred	8	8
Trust preferred capital securities (a)	1,194	1,194
Minority interest	257	226
Goodwill and other intangibles	(3,331)	(3,112)
Net unrealized securities losses	171	66
Net unrealized losses (gains) on cash flow hedge derivatives	8	(6)
Equity investments in nonfinancial companies	(48)	(32)
Other, net	(12)	(15)

Tier 1 risk-based capital	5,817	5,794
Subordinated debt	1,874	1,924
Eligible allowance for credit losses	679	683
Other, net

Total risk-based capital	$8,370	$8,401

Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$66,687	$64,539
Adjusted average total assets	80,165	75,757

Capital ratios
Tier 1 risk-based	8.7%	9.0%
Total risk-based	12.6	13.0
Leverage	7.3	7.6
Tangible common	5.3	5.7

(a)	See Note 18 Capital Securities Of Subsidiary Trusts in the Notes to Consolidated Financial Statements in our 2004 Form 10-K regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at March 31, 2005 and December 31, 2004 based upon guidance provided to bank holding companies from the Federal Reserve.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The declines in the capital ratios at March 31, 2005 compared with the ratios at December 31, 2004 were primarily caused by the addition of goodwill and other intangibles associated with the SSRM acquisition. We expect a further decline in these ratios as a result of the Riggs acquisition. At March 31, 2005, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONSOLIDATED VIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Further information on these types of activities is included in Note 17 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Item 1 of this Report.

As discussed in our 2004 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). We consolidated certain VIEs effective in 2004 and 2003 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2004 Form 10-K under this same heading in Part I, Item 7 and in Note 2 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that Report.

At March 31, 2005, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
March 31, 2005
Market Street Funding Corporation	$2,199	$2,199
Partnership interests in low income housing projects	496	496
Other	10	7

Total consolidated VIEs	$2,705	$2,702

December 31, 2004
Market Street Funding Corporation	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10

Total consolidated VIEs	$2,684	$2,681

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss (b)
March 31, 2005
Collateralized debt obligations (a)	$5,425	$4,988	$53
Private investment funds (a)	3,111	486	13
Other partnership interests in low income housing projects	37	28	4

Total significant variable interests	$8,573	$5,502	$70

December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$33
Private investment funds (a)	1,872	125	24
Other partnership interests in low income housing projects	37	28	4

Total significant variable interests	$5,061	$2,853	$61

(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

The increase in collateralized debt obligations at March 31, 2005 compared with December 31, 2004 reflected the impact of BlackRock’s acquisition of SSRM.

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
March 31, 2005
Private Equity Fund	$96	$96	$24
December 31, 2004
Private Equity Fund	$78	$76	$20

REVIEW OF BUSINESSES

We operate five major businesses engaged in providing banking, asset management and global fund processing services. Banking businesses include regional community banking (consumer/small business), wholesale banking (corporate/institutional) and wealth management.

Our treasury management activities, which include cash and investment management, receivables management, disbursement services and global trade services; capital markets products, which include foreign exchange, derivatives and loan syndications; commercial loan servicing; and equipment leasing products are offered through Wholesale Banking and marketed by several businesses across PNC.

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

Our capital measurement methodology is based on the concept of economic capital for Regional Community Banking, Wholesale Banking, PNC Advisors and PFPC. However, we have increased the capital assigned to Regional Community Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock reflects legal entity shareholders’ equity consistent with BlackRock’s separate public financial statement disclosures.

We have allocated the allowance for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock and in the “Other” category in the Results of Businesses – Summary table that follows. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains or losses, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), corporate overhead and intercompany eliminations. Business segment results, including inter-segment revenues, are included in Note 16 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

“Other Information” included in the tables that follow is presented as of period end, except for the following, which represent amounts for the periods presented: net charge-offs and the related annualized net charge-off ratio; home equity portfolio credit statistics; gains on sales of education loans; average small business deposits; consolidated revenue from Treasury management, Capital markets, Midland Loan Services and equipment leasing; and average full-time equivalent employees (FTEs). FTE statistics as reported by business reflect staff directly employed by the respective businesses and exclude corporate and shared services employees. Prior period FTE amounts generally are not restated for organizational changes.

RESULTS OF BUSINESSES - SUMMARY

	Earnings		Revenue		Return on Capital (b)		Average Assets (c)
Three months ended March 31 - dollars in millions	2005	2004	2005	2004	2005	2004	2005	2004

Banking businesses
Regional Community Banking	$121	$102	$506	$501	20%	17%	$22,970	$20,792
Wholesale Banking	110	122	312	317	26	26	24,084	21,847
PNC Advisors	28	31	156	170	38	38	2,879	2,660

Total banking businesses	259	255	974	988			49,933	45,299

Asset management and fund processing businesses
BlackRock	47	55	250	182	23	31	1,494	909
PFPC	23	16	230	203	35	23	2,264	1,979

Total asset management and fund processing businesses	70	71	480	385			3,758	2,888

Total business segment earnings	329	326	1,454	1,373			53,691	48,187
Minority interest in income of BlackRock	(14)	(16)
Other	39	18	31	35			29,671	24,836

Total consolidated (a)	$354	$328	$1,485	$1,408	19	19	$83,362	$73,023

(a)	Business revenue is presented on a taxable-equivalent basis except for PFPC, which is presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable equivalent basis follows:

Three months ended March 31 – in millions	2005	2004
Total consolidated revenue, book (GAAP) basis	$1,479	$1,405
Taxable-equivalent adjustment	6	3

Total consolidated revenue, taxable-equivalent basis	$1,485	$1,408

(b)	Percentages for BlackRock reflect return on equity.
(c)	Period-end balances for BlackRock.

REGIONAL COMMUNITY BANKING(Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions	2005	2004
INCOME STATEMENT
Net interest income	$341	$333
Noninterest income
Service charges on deposits	57	57
Investment products	28	29
Other	80	82

Total noninterest income	165	168

Total revenue	506	501
Provision for credit losses	14	29
Noninterest expense
Compensation and employee benefits	128	136
Net occupancy and equipment	66	68
Other	105	108

Total noninterest expense	299	312

Pretax earnings	193	160
Income taxes	72	58

Earnings	$121	$102

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$11,863	$9,478
Indirect	892	774
Other consumer	405	682

Total consumer	13,160	10,934
Commercial	4,372	3,901
Floor plan	1,013	947
Residential mortgage	677	813
Other	26	28

Total loans	19,248	16,623
Goodwill	991	994
Loans held for sale	1,345	1,115
Other assets	1,386	2,060

Total assets	$22,970	$20,792

Deposits
Noninterest-bearing demand	$6,715	$6,248
Interest-bearing demand	6,996	6,916
Money market	12,046	12,356

Total transaction deposits	25,757	25,520
Savings	2,724	2,508
Certificates of deposit	9,833	8,565

Total deposits	38,314	36,593
Other liabilities	132	432
Capital	2,447	2,362

Total funds	$40,893	$39,387

PERFORMANCE RATIOS
Return on capital	20%	17%
Noninterest income to total revenue	33	34
Efficiency	59	62

Three months ended March 31 Dollars in millions	2005	2004
OTHER INFORMATION
Total nonperforming assets (a)(b)	$84	$75
Net charge-offs (b)	$14	$32
Annualized net charge-off ratio (b)	.29%	.77%
Home equity portfolio credit statistics:
% of first lien positions	51%	50%
Weighted average loan-to-value ratios	71%	72%
Weighted average FICO scores	716	713
Loans 90 days past due	.20%	.23%
Gains on sales of education loans (c)	$1
Average FTE staff	9,886	10,379
ATMs	3,610	3,486
Branches	770	769
Consumer and small business checking relationships	1,761,000	1,679,000
Consumer DDA households using online banking	743,000	637,000
% of consumer DDA households using online banking	47%	42%
Consumer DDA households using online bill payment	131,000	102,000
% of consumer DDA households using online bill payment	8%	7%
Small business deposits:
Noninterest-bearing	$4,086	$3,756
Interest-bearing	$1,556	$1,651
Money market	$2,630	$2,510
Certificates of deposit	$352	$324

(a)	Includes nonperforming loans of $74 million at March 31, 2005 and $64 million at March 31, 2004.
(b)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.
(c)	Included in “Other noninterest income” above.

Regional Community Banking earnings were $121 million for the first quarter of 2005 compared with $102 million for the same period in 2004. The 19% increase in earnings over last year was driven by continued growth in the business, a reduction in expenses and a lower provision for credit losses. Performance highlights for Regional Community Banking for the first quarter of 2005 include:

•	Checking account relationships increased 5% over 2004. The increases in customer relationships and balances reflected account acquisition and improved customer retention in the consumer and small business banking customer segments.

•	Expenses decreased and the efficiency ratio improved relative to 2004 levels. Rigorous expense management has provided opportunity for further investment in front line areas including additional distribution points and sales related positions.

•	Average loans for the first quarter of 2005 increased $2.6 billion or 16% over 2004 levels due to consumer home equity loan demand and successful execution of our small business banking growth strategy.

•	Total deposit balances continued to grow in the first quarter of 2005. Customer demand for certificates of deposit and money market products increased this quarter over fourth quarter 2004 due to the current rising interest rate environment.

•	We continued to take actions to optimize our branch network. During the first quarter, the bank opened one stand-alone and 4 in-store branches in attractive growth markets. In addition, nine branches were either relocated or consolidated to more efficiently serve existing markets.

•	The percentage of our customers banking with us online continued to increase. As of March 31, 2005, 47% of our consumer checking relationships were utilizing web-based banking options compared with 42% a year earlier. Online bill payers increased 28% over the prior year.

Total revenue for the first quarter of 2005 was $506 million compared with $501 million for the same period last year. Taxable-equivalent net interest income of $341 million increased by $8 million or 2% due to the growth in loan and deposit balances. Factors limiting net interest income growth include a narrower spread between loan yields and deposit costs and an additional day of net interest reported in 2004, a leap year.

Noninterest income in the first quarter declined by $3 million from the same period in 2004. Fee income growth has been hindered by our offering of free checking in both the consumer and small business segments. Although it has reduced our service fees, free checking has positively impacted customer and demand deposit growth. Commensurate with the growth in checking account relationships, we experienced increases in other consumer checking related fee revenue, mainly debit card related income. The benefits of this growth were offset by lower gains on sales of assets (including one branch sale), a decline in investment revenues generated from annuity sales and a reduction in ATM surcharge revenue relating to the strategic decision to reduce the out-of-footprint ATM network. ATM surcharge revenue will continue to be under pressure as consumers increase the percentage of non-cash payment methods, such as debit card transactions.

The first quarter 2005 provision for credit losses decreased by $15 million from the first quarter of 2004. The smaller provision was driven by management’s decision to change the charge-off policy for commercial loans less than $250,000 in the first quarter of 2004. There was a one-time impact associated with this policy change. Overall credit quality indicators were stable. Provisions for loan charge-offs are expected to increase commensurate with loan growth in 2005.

Noninterest expenses in the first quarter of 2005 were $299 million, $13 million lower than the same period last year. Expenses were down $3 million after taking into account the $10 million of conversion related and other nonrecurring costs associated with the United acquisition last year. We are focused on increasing efficiency while continuing to invest in the business through the build-out of our branch network and expansion of the sales force. Overall, the investments in front line areas were offset by various expense initiatives and the continual reduction in the expense base associated with the United National acquisition.

We have adopted a relationship-based lending strategy to target homeowners, small businesses and auto dealerships while seeking to maintain a moderate risk profile in the loan portfolio.

•	Home equity loans grew by $2.4 billion or 25% on average for 2005 compared with the prior year. The increase is primarily attributable to the strength in loan demand throughout 2004 that has continued into the first quarter of 2005. We have noticed that consumer loan demand is starting to slow with the rise in interest rates that began last year; conversely, loan prepayments have also declined in recent months.

•	Average commercial loans have grown 12% on the strength of increased loan demand from existing customers and an increase in the rate of small business customer acquisition.

•	Floor plan and indirect loan portfolios grew 7% and 15% respectively over 2004 levels due to managed increases in our dealer portfolio through expanded relationships and higher dealer inventory levels.

•	Residential mortgage loans decreased $136 million as the portfolio continues to decline each quarter. This decline will continue throughout 2005 as payoffs occur.

Growth in core deposits as a lower cost funding source is one of the primary objectives of our checking relationship growth strategy. Average total deposits increased $1.7 billion or 5% in the first quarter of 2005 compared with the prior year. The deposit growth was driven by increases in the number of consumer and small business checking relationships and the recapture of consumer savings and certificate of deposit balances in anticipation of rising interest rates. While average interest rates paid on deposits increased over the prior period, the earnings potential of deposits increased in the rising rate environment. We work closely with our asset and liability management group on deposits pricing and strategies to optimize customer and deposit balance growth while considering the expected rate environment.

•	Average demand deposits grew 4% over last year driven by the growth in our consumer and small business customer bases. The growth rate in balances was equal to the growth rate in customers following a period where balance growth had exceeded customer growth. Customers are now actively seeking higher yielding savings and investment alternatives for their excess liquidity. As such, as rates rise, it is possible that the growth, on a percentage basis, in checking relationships will out-pace the growth in checking account balances.

•	Checking relationship retention has improved and benefited from the increased penetration rates of debit card, online banking and online bill payment products and services.

•	Customer balances in other deposit products, including savings, money market and certificates of deposits, increased $1.2 billion in the aggregate. This increase occurred during the past 9 months as the rise in interest rates began to attract funds back into certificates of deposits after an extended period of portfolio declines in a low interest rate environment.

Regional Community Banking provides deposit, lending, cash management and investment services to 2.2 million consumer and small business customers within our primary geographic area. Products and services offered to our customers include:

•	Checking accounts,

•	Savings, money market and certificates of deposit,

•	Personal and business loans,

•	Cash management, collection and payment services, and

•	Investment and insurance services.

WHOLESALE BANKING (Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Net interest income	$176	$164
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	9	10
Servicing and other fees, net of amortization	14	11
Net gains on institutional loans held for sale	2	28
Other	111	104

Noninterest income	136	153

Total revenue	312	317
Provision for credit losses	(4)	(13)
Noninterest expense	167	162

Pretax earnings	149	168
Noncontrolling interests in income of consolidated entities	(11)	(10)
Income taxes	50	56

Earnings	$110	$122

AVERAGE BALANCE SHEET
Loans
Corporate banking (a)	$10,417	$9,875
Commercial real estate	1,807	1,665
Commercial – real estate related	1,782	1,585
PNC Business Credit	4,050	3,608

Total loans (a)	18,056	16,733
Loans held for sale	598	484
Other assets	5,430	4,630

Total assets	$24,084	$21,847

Deposits	$8,683	$6,694
Commercial paper	2,127	2,111
Other liabilities	3,777	3,725
Capital	1,692	1,854

Total funds	$16,279	$14,384

PERFORMANCE RATIOS
Return on capital	26%	26%
Noninterest income to total revenue	44	48
Efficiency	54	51

COMMERCIAL MORTGAGE SERVICING PORTFOLIO(in billions)
Beginning of period	$98	$83
Acquisitions/additions	14	7
Repayments/transfers	(7)	(4)

End of period	$105	$86

OTHER INFORMATION
Consolidated revenue from:
Treasury management	$97	$88
Capital markets	$42	$32
Midland Loan Services	$30	$25
Equipment leasing	$18	$21
Total loans (a) (b)	$18,595	$16,728
Total nonperforming assets (b) (c)	$65	$131
Net charge-offs	$(2)	$30
Average FTE staff	3,128	3,038
Net carrying amount of commercial mortgage servicing rights (b)	$258	$211

(a)	Reflects reclassification to loans related to Market Street conduit.
(b)	Presented as of period-end.
(c)	Includes nonperforming loans of $46 million at March 31, 2005 and $102 million at March 31, 2004.

Earnings from Wholesale Banking for the first quarter of 2005 declined 10% compared with the first quarter of 2004. The lower earnings compared with a year ago reflected a $26 million reduction in net gains on institutional loans held for sale and a lower negative provision for credit losses, which more than offset higher taxable-equivalent net interest income.

Highlights of the first three months of 2005 for Wholesale Banking include:

•	Average loan balances increased $1.3 billion, or 8%, over the first quarter of 2004, driven by increased market demand.

•	Average deposits increased $2.0 billion, or 30%, compared with the year-earlier period, as further described below.

•	Asset quality continued to improve. Nonperforming assets at March 31, 2005 declined 50% compared with March 31, 2004.

•	Several product areas produced strong revenue growth compared with a year ago: Capital markets revenue increased 31%, Midland Loan Services revenue increased 20%, and Treasury management revenue increased 10%.

Taxable-equivalent net interest income for the first three months of 2005 increased $12 million due to the impact of significant loan and deposit growth, net of $4 million of interest expense related to funding the potential tax exposure on the cross-border leasing portfolio.

As economic expansion continues, we expect our customers to require additional lending facilities and to increase utilization of existing facilities. Although competition for high-quality customers has increased, we believe we can compete effectively through competitive pricing within our risk/return parameters and the strength of our product offerings, such as treasury management and capital markets. We are winning new clients both within our primary geographic footprint and across the nation and this expansion is being accomplished within our risk/return parameters. Corporate banking, our primary geographic footprint business, as well as our national secured lending businesses, business credit and real estate finance, have benefited from improved economic conditions and sales efforts, resulting in significant loan growth.

The provision for credit losses was a negative $4 million for the first three months of 2005 and was a negative $13 million for the first three months of 2004. Asset quality remained strong, as demonstrated by the 50% decline in nonperforming assets. We anticipate that our provision for credit losses will continue to increase in 2005 compared with 2004, primarily driven by loan growth, excluding the favorable impact in the second quarter of 2005 of a significant recovery as a result of a litigation settlement.

Noninterest income for the first three months of 2005 decreased $17 million compared with the first three months of 2004. The decrease was attributable primarily to a $26 million reduction in net gains on institutional loans held for sale. As the liquidation of institutional loans held for sale is essentially complete, any additional gains in 2005 will be minimal. Apart from the impact of this item, noninterest income increased $9 million due to higher fees from our capital markets and commercial mortgage servicing products.

Noninterest expense totaled $167 million for the first three months of 2005, an increase of $5 million or 3%, compared with the first three months of 2004. This increase was primarily due to higher staff expenses.

Average deposits in the first three months of 2005 increased 30% over the same period of 2004. This increase was primarily due to:

•	Successful sales of treasury management products,

•	A larger commercial mortgage servicing portfolio, which grew 22% from March 31, 2004 to March 31, 2005, and

•	Strong liquidity positions within our customer base.

Through Wholesale Banking, we provide lending, treasury management, capital markets-related products and services, and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Wholesale Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

Lending products include:

•	Secured and unsecured loans

•	Letters of credit

•	Equipment leases

Treasury management services include:

•	Cash and investment management

•	Receivables management

•	Disbursement services

•	Funds transfer services

•	Information reporting

•	Global trade services

Capital markets products include:

•	Foreign exchange

•	Derivatives

•	Loan syndications

•	Securities underwriting and distribution

See the additional product revenue discussion regarding Treasury management, Capital markets, Midland Loan Services and equipment leasing on page 7.

PNC ADVISORS (Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Net interest income	$28	$27
Noninterest income
Investment management and trust	81	81
Brokerage	28	30
Other	19	32

Total noninterest income	128	143

Total revenue	156	170

Provision for credit losses		1
Noninterest expense	112	120

Pretax earnings	44	49
Income taxes	16	18

Earnings	$28	$31

AVERAGE BALANCE SHEET
Loans
Consumer	$1,676	$1,386
Residential mortgage	100	154
Commercial	425	415
Other	277	292

Total loans	2,478	2,247
Other assets	401	413

Total assets	$2,879	$2,660

Deposits	$2,435	$2,189
Other liabilities	276	268
Capital	301	325

Total funds	$3,012	$2,782

PERFORMANCE RATIOS
Return on capital	38%	38%
Noninterest income to total revenue	82	84
Efficiency	72	71
ASSETS UNDER ADMINISTRATION (in billions) (a) (b)
Assets under management
Personal	$40	$39
Institutional	9	9

Total	$49	$48

Asset type
Equity	$30	$28
Fixed income	13	14
Liquidity/Other	6	6

Total	$49	$48

Nondiscretionary assets under administration
Personal	$29	$29
Institutional	63	65

Total	$92	$94

Asset type
Equity	$32	$33
Fixed income	32	34
Liquidity/Other	28	27

Total	$92	$94

OTHER INFORMATION (b)
Total nonperforming assets	$9	$11
Brokerage assets administered (in billions)	$24	$24
Full service brokerage offices	73	76
Financial consultants	432	444
Margin loans	$249	$270
Average FTE staff	2,816	2,804

(a)	Excludes brokerage assets administered.
(b)	Presented as of period-end, except for average FTEs.

Earnings from PNC Advisors totaled $28 million in the first three months of 2005 compared with $31 million in the prior year first quarter. PNC Advisors earnings increased $4 million in the first quarter of 2005 compared with the first quarter of 2004, excluding the effect in the first quarter of 2004 of a $7 million after-tax gain from the sale of certain investment consulting activities of the Hawthorn unit. Apart from this item, higher earnings in 2005 primarily reflected disciplined expense control and improved operating leverage that more than offset a decline in client-related trading revenue.

First quarter 2005 business highlights for PNC Advisors include:

•	Average consumer loans increased 21% in the first quarter of 2005 compared with the prior year primarily due to home equity loan and line of credit volume.

•	Average deposits increased 11% in the first quarter of 2005 compared with the first quarter of 2004.

•	Average loan and deposit increases reflected the successful sales initiatives aimed at PNC Advisors’ advantage over its nonbank competitors.

•	Hilliard Lyons retail trading volume declined in the first quarter of 2005 from December levels, in line with other brokerage firms.

Assets under management of $49 billion at March 31, 2005 increased $1 billion compared with the balance at March 31, 2004. The effect of comparatively higher equity markets more than offset net client asset outflows. Net client asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Taxable-equivalent net interest income increased $1 million in the first quarter of 2005 compared with the comparable prior year period primarily due to higher average consumer loan and deposit volume.

Investment management and trust revenue remained stable in the comparison as relatively higher equity markets in the first quarter of 2005 offset lost revenue from the investment consulting activities sold at the end of the first quarter of 2004 in the Hawthorn transaction. Brokerage revenue in the first quarter of 2005 decreased $2 million compared with the prior year period primarily due to weaker retail trading. Excluding the effect in 2004 of the $10 million pretax gain from the Hawthorn transaction, other income in the first quarter of 2005 declined $3 million from the first quarter of 2004 primarily due to lower client-related trading.

Noninterest expense declined $8 million in the first quarter of 2005 compared with the same period of the prior year. Lower expenses reflected efficiency initiatives as well as lower variable costs related to client-related trading and the effect of the Hawthorn transaction.

PNC Advisors provides a broad range of tailored investment, trust and private banking products and services to affluent individuals and families, including services to the ultra-affluent through its Hawthorn unit, and provides full-service brokerage through J.J.B. Hilliard, W.L. Lyons, Inc. (“Hilliard Lyons”). We also serve as investment manager and trustee for employee benefit plans and charitable and endowment assets and provide defined contribution plan services and investment options through our Vested Interest(trademark) product. We provide services to individuals and corporations primarily within PNC’s geographic markets.

BLACKROCK (Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Investment advisory and administrative fees	$212	$160
Other income	38	22

Total revenue	250	182
Operating expense	161	104
Operating expense – LTIP charge	14
Fund administration and servicing costs	9	8

Total expense	184	112

Operating income	66	70
Nonoperating income	8	6

Pretax earnings	74	76
Minority interest
Income taxes	27	21

Earnings	$47	$55

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$444	$186
Other assets	1,050	723

Total assets	$1,494	$909

Liabilities and minority interest	$648	$186
Stockholders’ equity	846	723

Total liabilities and stockholders’ equity	$1,494	$909

PERFORMANCE DATA
Return on average equity	23%	31%
Operating margin (a)	38	41
Diluted earnings per share	$.70	$.84

ASSETS UNDER MANAGEMENT (in billions) (b)
Separate accounts
Fixed income	$240	$202
Cash management	7	6
Cash management – securities lending	7	9
Equity	19	9
Alternative investment products	19	6

Total separate accounts	292	232

Mutual funds (c)
Fixed income	25	25
Cash management	60	59
Equity	14	5

Total mutual funds	99	89

Total assets under management	$391	$321

OTHER INFORMATION
Average FTE staff	1,320	947

(a)	Calculated as operating income, adjusted for the LTIP charges, SSRM acquisition costs, and appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans, divided by total revenue less reimbursable property management compensation and fund administration and servicing costs. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions.

Operating income, GAAP basis	$66	$70
Add back: LTIP charge	14
Less: portion of LTIP to be funded by BlackRock	(2)
Add back: SSRM acquisition costs	9
Add back: appreciation on Rabbi trust assets	2	1

Operating income, as adjusted	$89	$71

Total revenue, GAAP basis	$250	$182

Less: reimbursable property management compensation	4
Less fund administration and servicing costs	9	8

Revenue used for operating margin calculation, as reported	$237	$174

Operating margin, GAAP basis	26%	38%
Operating margin, as adjusted	38%	41%

We believe that operating margin, as reported, is a more relevant indicator of management’s ability to effectively employ BlackRock’s resources. The portion of the LTIP charges associated with awards to be met with the contribution of shares of BlackRock stock by PNC has been excluded from operating income because, exclusive of impact related to LTIP participants’ option to put awarded shares to BlackRock, this non-cash charge will not impact BlackRock’s book value. Appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from operating margin, as adjusted, because they bear no economic cost to BlackRock. We have excluded fund administration and servicing costs from the operating margin calculation because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

(b)	At March 31.
(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

BlackRock earned $47 million for the quarter compared with $55 million a year ago. The lower earnings compared with the first quarter of 2004 were due to nonrecurring pretax expenses of $9 million associated with the SSRM acquisition and $14 million of pretax LTIP expenses in 2005, and a $9 million income tax benefit in the first quarter of 2004 resulting from the resolution of a New York State tax audit. Total revenue increased 37% compared with the first quarter of 2004 primarily due to a 32% increase in investment advisory fees driven by a growing base of assets under management.

During the first quarter of 2005, BlackRock continued to operate in a global marketplace characterized by substantial volatility. Increasing short-term interest rates, a flattening yield curve and volatility in global equity and commodities markets created challenging conditions across BlackRock’s asset classes. Highlights of BlackRock’s performance in the first quarter of 2005 include:

•	Effective January 31, 2005, BlackRock completed its acquisition of SSRM, the holding company of State Street Research & Management Company and SSR Realty Advisors, for approximately $233 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Substantially all of SSRM’s operations were integrated into BlackRock as of the closing date. BlackRock acquired assets under management totaling $50 billion in connection with this transaction.

•	Assets under management at March 31, 2005 increased $70 billion, or 22%, compared with March 31, 2004. The increase was primarily attributable to the SSRM acquisition and growth in fixed income assets managed by BlackRock. Apart from the impact of SSRM, the increase in assets under management reflected net new subscriptions of $13 billion and net market appreciation of $7 billion.

•	BlackRock continued to produce superior investment performance in fixed income and cash management products and continued to experience favorable operating leverage in these areas.

For information regarding the transfer of BlackRock from PNC Bank, N.A. to PNC Bancorp, Inc. and the related impact on PNC’s first quarter 2005 earnings, see Note 2 Acquisitions included in the Notes To Consolidated Financial Statements in Item 1 of this Report.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC (Unaudited)

Three months ended March 31 Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Fund servicing revenue	$220	$203
Other revenue	10

Total revenue	230	203
Operating expense	173	167
Amortization (accretion) of other intangibles, net	3	(3)

Operating income	54	39
Nonoperating income (a)		2
Debt financing	8	14
Debt prepayment penalty	8

Pretax earnings	38	27
Income taxes	15	11

Earnings	$23	$16

AVERAGE BALANCE SHEET
Goodwill and other intangible assets	$1,014	$1,027
Other assets	1,250	952

Total assets	$2,264	$1,979

Debt financing	$1,049	$1,163
Other liabilities	952	550
Capital	263	266

Total funds	$2,264	$1,979

PERFORMANCE RATIOS
Return on capital	35%	23%
Operating margin (b)	23	19

SERVICING STATISTICS (At March 31)
Accounting/administration net fund assets (in billions)
Domestic	$680	$621
Foreign (c)	65	48

Total	$745	$669

Asset type (in billions)
Money market	$340	$337
Equity	245	198
Fixed income	107	95
Other (d)	53	39

Total	$745	$669

Custody fund assets (in billions)	$462	$411

Shareholder accounts (in millions)
Transfer agency	20	22
Subaccounting	39	33

Total	59	55

OTHER INFORMATION
Average FTE staff	4,833	4,910

(a)	Net of nonoperating expense.
(b)	Operating income divided by total revenue.
(c)	Represents net assets serviced offshore.
(d)	Includes alternative investment net assets serviced.

PFPC earnings for the first quarter of 2005 increased 44% compared with the first quarter of 2004 due to disciplined expense control and improved operating leverage, as well as strong performance in key PFPC business units. Earnings for the first quarter of 2005 include a $6 million after-tax gain related to the resolution of a client contract dispute and a $5 million after-tax charge related to the prepayment of intercompany debt.

Highlights of PFPC’s first quarter 2005 performance include:

•	Managed account services continued to grow its client base, as assets on the ADVISORport separate accounts platform reached $29 billion, an increase of 44% compared with March 31, 2004.

•	Alternative investment net assets serviced increased 39%, to $48 billion, compared with March 31, 2004, reflecting continued success in pursuing hedge fund and other alternative investment business.

•	Offshore revenues grew 20% and assets serviced offshore grew 33% compared with the first quarter of 2004, in part due to exchange rate movements since March 31, 2004.

Fund servicing revenue increased $17 million, or 8%, over the first quarter of 2004 reflecting strong overall performance in part due to continued business expansion of our existing clients, new business wins, as well as comparatively favorable equity market conditions and increases in out-of-pocket and pass-through items of $3 million, which had no impact on earnings.

Operating expense increased 4% in the first quarter of 2005 compared with the year-earlier period and reflected disciplined expense control. Of this increase, $3 million represented out-of-pocket and pass-through items referred to above.

Prior year first quarter operating income benefited from accretion of $7 million related to a single discounted client contract liability, which ended during the second quarter of 2004.

PFPC’s first quarter 2005 earnings also benefited from a reduction in pretax financing costs of $6 million, attributable to the debt refinancing discussed below and the retirement of debt during 2004 totaling $115 million. PFPC repaid another $33 million in intercompany debt during the first quarter of 2005 and anticipates continued debt reductions over the remainder of the year.

Effective January 2005, PFPC restructured its remaining intercompany term debt obligations given the comparatively favorable interest rate environment at that time. PFPC recorded debt prepayment penalties totaling $8 million on a pretax basis in the first quarter of 2005 to effect the restructuring, which is expected to be more than offset by resulting interest expense savings of approximately $10 million over the course of 2005.

As previously reported, in January 2005 PFPC accepted approximately $10 million to resolve a client contract dispute, which is reflected as other revenue in the table above.

Increases in both accounting/administration and custody fund assets at March 31, 2005 compared with March 31, 2004 resulted primarily from new business, asset inflows from existing customers and equity market appreciation. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $1.8 trillion at March 31, 2005 compared with $1.7 trillion at March 31, 2004.

PFPC’s performance is partially dependent on the underlying performance of its fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that PFPC clients’ businesses are adversely affected by ongoing governmental investigations into the practices of the mutual and hedge fund industries, PFPC’s results could be impacted.

RISK FACTORS

We are subject to a number of risks potentially affecting our business, financial condition, results of operations and cash flows. These include, among others, those described in the Consolidated Balance Sheet Review, Risk Management and Cautionary Statement Regarding Forward-Looking Information sections of this Financial Review and elsewhere in this Report. In addition to risks described in other parts of this Report, the Supervision and Regulation Section of Item 1 and the Risk Factors section of Item 7 of our 2004 Form 10-K describe the following key risk factors that affect us:

•	Supervision and regulation,

•	Business and economic conditions,

•	Impact of monetary and other policies,

•	Acquisitions,

•	Competition,

•	Asset management performance,

•	Fund servicing, and

•	Terrorist activities and international hostilities.

Our 2004 Form 10-K includes a detailed description of the other key factors.

PENDING ACQUISITION OF RIGGS NATIONAL CORPORATION; OTHER ACQUISITIONS

Our pending acquisition of Riggs National Corporation presents us with a number of risks and uncertainties related both to the transaction itself and to the integration of the remaining Riggs businesses into PNC. These risks and uncertainties include the following:

•	Completion of the transaction is dependent on, among other things, receipt of regulatory waivers, the timing of which cannot be predicted with precision at this point and which may not be received at all.

•	Successful completion of the transaction and our ability to realize the benefits that we anticipate from the acquisition also depend on the nature of any future developments with respect to Riggs’ regulatory and legal issues, the ability to comply with the terms of all current or future requirements (including any related action plan) resulting from these issues, and the extent of future costs and expenses arising as a result of these issues, including the impact of increased litigation risk and any claims for indemnification or advancement of costs.

•	Riggs’ regulatory and legal issues may cause reputational harm to PNC following the acquisition and integration of its business into ours.

•	The transaction may be materially more expensive to complete than anticipated as a result of unexpected factors or events.

•	The integration into PNC of the Riggs business and operations that we acquire, which will include conversion of Riggs’ different systems and procedures, may take longer or be more costly than anticipated and may have unanticipated adverse results relating to Riggs’ or PNC’s existing businesses.

•	It may take longer than expected to realize the anticipated cost savings of the acquisition, and the anticipated cost savings may not be achieved in their entirety.

•	The anticipated strategic and other benefits of the acquisition to PNC are dependent in part on the future performance of Riggs’ business. We can provide no assurance as to actual future results, which could be affected by various factors, including the risks and uncertainties generally related to the performance of PNC’s and Riggs’ businesses (with respect to Riggs, you may review Riggs’ SEC reports, which are accessible on the SEC’s website at www.sec.gov) or due to factors related to the acquisition of Riggs and the process of integrating Riggs’ business at closing into PNC.

In addition to the pending Riggs acquisition, we grow our business from time to time by acquiring other financial services companies. Other acquisitions generally present similar risks to those described above relating to the Riggs transaction. As a regulated financial institution, we could also be prevented from pursuing attractive acquisition opportunities due to regulatory restraints.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report and in Part II, Item 8 of our 2004 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $505 million, or 84%, of the total allowance for loan and lease losses at March 31, 2005 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,

•	Regional and national economic conditions,

•	Business segment and portfolio concentrations,

•	Industry competition and consolidation,

•	The impact of government regulations, and

•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information: the Credit Risk Management section of this Financial Review; and Note 1 Accounting Policies and Note 6 Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Private Equity Asset Valuation

At March 31, 2005, private equity investments carried at estimated fair value totaled $497 million compared with $470 million at December 31, 2004. As of March 31, 2005, approximately 40% of the amount is invested directly in a variety of companies and approximately 60% is invested in various limited partnerships. Private equity unfunded commitments totaled $108 million at March 31, 2005 compared with $119 million at December 31, 2004.

We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. We recognized in the first quarter of 2005 valuation changes related to limited partnership investments that reflected the impact of fourth quarter 2004 market conditions and performance of the underlying companies. Due to the nature of the direct investments, we must make assumptions as to future performance, financial condition, liquidity, availability of capital, and market conditions, among others, to determine the estimated fair value of the investments. The valuation procedures that we apply to direct investments include techniques such as cash flow multiples for the entity, independent appraisals of the value of the entity or the pricing used to value the entity in a recent financing transaction. We value general partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

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

As such, goodwill value is supported ultimately by earnings, which is driven by the volume of business transacted and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and reduced earnings in the future. At least annually, management evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. See Note 7 Goodwill And Other Intangible Assets in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The timing and amount of revenue that we recognize in any period is dependent on estimates, judgments, assumptions, and interpretation of contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

Our tax treatment of certain leasing transactions is currently being challenged by the IRS, as described under Cross-Border Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of this Financial Review.

Legal Contingencies

We are subject to a variety of legal and regulatory proceedings and claims, including those described in Note 15 Legal Proceedings in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and others arising in the normal course of our business. We review these matters with internal and external legal counsel and accrue reserves when we determine that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We regularly review these accruals and adjust the reserves as appropriate to reflect changes in the status of the proceedings and claims.

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

2002 BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

See Note 11 Certain Employee Benefit And Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements of this Report for a description of BlackRock’s 2002 Long-Term Retention and Incentive Plan (“ LTIP”).

Under the BlackRock LTIP, awards fully vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. During the first quarter of 2005, BlackRock’s average closing stock price exceeded the $62 threshold. In addition, the vesting of awards is contingent on the participants’ continued employment with BlackRock for periods ranging from two to five years.

We reported pretax charges in the second half of 2004 totaling $110 million in connection with the LTIP, based upon management’s determination that full vesting of the LTIP Awards was probable as of September 30, 2004. Note 22 Stock-Based Compensation Plans included in Part II, Item 8 of our 2004 Form 10-K provides additional information on these charges.

We reported pretax charges of $15 million in the first quarter of 2005 related to the LTIP Awards. We expect to report additional pretax charges of approximately $16 million per quarter through December 2006 related to the remaining service period of the LTIP Awards granted to date.

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

We currently estimate a pretax $6 million benefit to pension expense in 2005 compared with pretax expense of $10 million in 2004.

The primary reasons for the expected decrease in pension expense in 2005 are favorable returns on investment assets in 2004, which reduce amortization of actuarial losses and increase the value of assets used to calculate expected returns for 2005, and plan modifications relating to PFPC, as future retirement benefits will accrue only under a defined contribution plan.

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

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees. We merged a qualified pension plan for former United National employees into our plan during the fourth quarter of 2004.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Part II, Item 7 of our 2004 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2004 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, liquidity, and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. The following information in this Risk Management section updates our 2004 Form 10-K disclosures in these areas.

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

Nonperforming Assets By Type

Dollars in millions	March 31 2005	December 31 2004
Nonaccrual loans
Commercial	$83	$89
Lease financing	5	5
Commercial real estate	11	14
Consumer	13	11
Residential mortgage	19	21

Total nonaccrual loans	131	140
Troubled debt restructured loan		3

Total nonperforming loans	131	143
Nonperforming loans held for sale (a)	2	3
Foreclosed and other assets
Lease	13	14
Residential mortgage	11	10
Other	5	5

Total foreclosed and other assets	29	29
Total nonperforming assets (b)	$162	$175

Nonperforming loans to total loans	.29%	.33%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.35	.39
Nonperforming assets to total assets	.19	.22

(a)	Includes troubled debt restructured loans held for sale of $2 million as of March 31, 2005 and December 31, 2004.
(b)	Excludes equity management assets carried at estimated fair value of $33 million at March 31, 2005 and $32 million at December 31, 2004 and included in Other assets on the Consolidated Balance Sheet. These amounts include troubled debt restructured assets of $10 million at March 31, 2005 and $11 million at December 31, 2004.

The foreclosed lease assets at March 31, 2005 and December 31, 2004 primarily represent our repossession of collateral related to a single airline industry credit during the second quarter of 2003 that was previously classified as a nonaccrual loan. This asset is currently leased to a third party.

The amount of nonperforming loans that was current as to principal and interest was $22 million at March 31, 2005 and $44 million at December 31, 2004.

Nonperforming Assets By Business

In millions	March 31 2005	December 31 2004
Regional Community Banking	$84	$91
Wholesale Banking	65	71
PNC Advisors	9	9
Other	4	4

Total nonperforming assets	$162	$175

Change In Nonperforming Assets

In millions	2005	2004
January 1	$175	$328
Purchases		12
Transferred from accrual	32	47
Returned to performing	(5)	(1)
Principal reductions and payoffs	(25)	(74)
Asset sales	(4)	(42)
Charge-offs and valuation adjustments	(11)	(41)

March 31	$162	$229

The amount of nonperforming loans held for sale that was current as to principal and interest was zero at both March 31, 2005 and December 31, 2004.

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	March 31 2005	Dec. 31 2004	March 31 2005	Dec. 31 2004
Commercial	$17		$15.09%	.09%
Commercial real estate	18		2.94	.10
Consumer	17		18.11	.12
Residential mortgage	13		14.26	.29
Lease financing

Total loans	65		49.15	.11
Loans held for sale	6		9.29	.54

Total loans and loans held for sale	$71		$58.15%	.13%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months, totaled $39 million and zero respectively, at March 31, 2005 compared with $65 million and zero, respectively at December 31, 2004. Approximately 60% of these loans are in the Wholesale Banking portfolio.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain an allowance for loan and lease losses to absorb losses from the loan portfolio. We determine the allowance based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses.

Allocation Of Allowance For Loan And Lease Losses

	March 31, 2005		December 31, 2004
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$505	41.4%	$503	40.1%
Commercial real estate	22	4.3	26	4.5
Consumer	32	35.3	35	35.9
Residential mortgage	6	11.2	6	11.0
Lease financing	31	6.7	33	7.3
Other	4	1.1	4	1.2

Total	$600	100%	$607	100.0%

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

Rollforward Of Allowance For Unfunded Loan Commitments And Letters Of Credit

In millions	2005	2004
January 1	$75	$91
Net change in allowance for unfunded loan commitments and letters of credit	3

March 31	$78	$91

The provision for credit losses for 2005 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of March 31, 2005 reflected changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

Rollforward Of Allowance For Loan And Lease Losses

In millions	2005	2004
January 1	$607	$632
Charge-offs	(22)	(75)
Recoveries	10	13

Net charge-offs	(12)	(62)
Provision for credit losses	8	12
Acquired allowance (United National)		22
Net change in allowance for unfunded loan commitments and letters of credit	(3)

March 31	$600	$604

The allowance as a percent of nonperforming loans was 458% and as a percent of total loans was 1.34% at March 31, 2005. The comparable percentages at December 31, 2004 were 424% and 1.40%.

During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. As a result, we recognized an additional $24 million of gross charge-offs for the first quarter of 2004.

Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2005
Commercial	$12	$6	$6.14%
Consumer	10	4		6.16

Total	$22	$10		$12.11

2004
Commercial	$59	$8		$51	1.30%
Commercial real estate	2			2.36
Consumer	11	3		8.25
Residential mortgage	1	1
Lease financing	2	1		1.10

Total	$75	$13	$62.64%

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, potential judgment and data errors. Furthermore, events may have occurred as of the reserve evaluation date that are not yet reflected in risk measures or characteristics of the portfolio due to inherent lags in information. Our evaluation of these factors and other relevant factors, such as the imprecision in estimating probable losses, determines the level of reserves established at the evaluation date. The total amount of reserves for these factors was $100 million at March 31, 2005 and $101 million at December 31, 2004 and were assigned in the tables above to loan categories and to business segments based on the relative specific and pool allocation amounts. This portion of the allowance for loan and lease losses represented 17% of the total allowance and .22% of total loans at March 31, 2005 and 17% of the total allowance and .23% of total loans at December 31, 2004.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts primarily to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. At March 31, 2005, we used credit default swaps with $304 million in notional amount to reduce credit risk associated with commercial lending activities, $75 million in notional amount to reduce risk associated with convertible arbitrage trading and $160 million in notional amount related to proprietary trading activities. The comparable amounts were $336 million, $23 million and zero at December 31, 2004. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. We realized minimal net gains in connection with credit default swaps during the first quarter of 2005 and $1.0 million in the first quarter of 2004.

Interest Rate Derivative Risk Participation Agreements

We enter into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts or take on credit exposure to generate revenue. Risk participation agreements entered into subsequent to June 30, 2003 used by us to mitigate credit risk had a notional amount of $189 million at March 31, 2005 compared with $200 million at December 31, 2004. Risk participation agreements in which we assumed credit exposure had a notional amount of $29 million at March 31, 2005 and $30 million at December 31, 2004.

Agreements entered into prior to July 1, 2003 are considered to be financial guarantees and, therefore, are not included in the Financial Derivatives section of this Risk Management discussion. Risk participation agreements entered into prior to July 1, 2003 used by us to mitigate credit risk had a notional amount of $11 million at March 31, 2005 compared with $36 million at December 31, 2004. Risk participation agreements entered into in which we assumed credit risk exposure had a total notional amount of $19 million at March 31, 2005 compared with $24 million at December 31, 2004.

OPERATIONAL RISK MANAGEMENT

Operational risk is defined as the risk of financial loss or other damage to us resulting from inadequate or failed internal processes or systems, human factors, or from external events. Operational risk may occur in any of our business activities and manifests itself in various ways, including but not limited to the following:

•	Errors related to transaction processing and systems,

•	Breaches of the system of internal controls and compliance requirements,

•	Business interruptions and execution of unauthorized transactions and fraud by employees or third parties.

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

Our largest source of funding on a consolidated basis is the deposit base that comes from our retail and wholesale banking activities. Other borrowed funds come from a diverse mix of long and short-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

Liquid assets consist of short-term investments (federal funds sold and other short-term investments) and securities available for sale. At March 31, 2005, our liquid assets totaled $20.8 billion, with $9.3 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the Federal Home Loan Bank and as such has access to advances from the Federal Home Loan Bank secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At March 31, 2005, our total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $20.4 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. As of March 31, 2005, PNC Bank, N.A. had issued $1.4 billion of debt under this program, including $350 million of 13-month floating rate notes, due April 28, 2006, issued during the first quarter of 2005 with interest payable monthly at the rate of 1-month LIBOR minus 3.5 basis points. These notes are not redeemable or subject to repayment at the option of the holder prior to maturity. In December 2004, PNC Bank, N.A. established a program to offer up to $3.0 billion of its commercial paper. As of March 31, 2005, $100 million of commercial paper was outstanding under this program.

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions. The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $402 million at March 31, 2005.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of March 31, 2005, the parent company had approximately $1.0 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. On March 10, 2005, PNC issued two series of senior debt under PNC’s effective shelf registration statements. The first series consisted of $350 million of 4.2% Senior Notes due 2008 and the second series consisted of $350 million of 4.5% Senior Notes due 2010. Neither series of Senior Notes is redeemable by PNC or subject to repayment at the option of the holder primarily due to the increase in parent company liquidity resulting from the senior debt issuances.

At March 31, 2005, we had unused capacity under effective shelf registration statements of approximately $2.0 billion of debt or equity securities and $100 million of trust preferred capital securities. During the first quarter of 2005, no parent company senior debt matured. As of March 31, 2005, there were no parent company contractual obligations with maturities less than one year. We terminated our $200 million non-reciprocal parent company credit facility effective March 31, 2005.

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

PNC’s Asset and Liability Management group centrally manages interest rate risk subject to interest rate risk limits and certain policies approved by the Asset and Liability Committee and the Board Finance Committee. In February 2005, the Board Finance Committee approved a policy change which entailed limiting the sensitivity of PNC’s duration of equity. This limit replaced the previous economic value of equity (“EVE”) sensitivity limits.

Sensitivity results and market interest rate benchmarks for the first quarter of 2005 and 2004 follow:

Interest Sensitivity Analysis

	First Quarter 2005	First Quarter 2004
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.3%	(.5)%
100 basis point decrease	(.8)%	(.6)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	2.6%	2.4%
100 basis point decrease	(6.0)%	(8.3)%
Duration of Equity Model
Base case duration of equity (in years):	(1.0)	(1.3)
Key Period-End Interest Rates
One month LIBOR	2.87%	1.09%
Three-year swap	4.39%	2.39%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12 month periods assuming PNC Economist’s most likely rate forecast, implied market forward rates and a lower/flatter rate scenario. We are inherently sensitive to a flatter yield curve.

Net Interest Income Sensitivity To Alternative Rate Scenarios (for first quarter 2005)

	PNC Economist	Market Forward	Low/Flat
Change in forecasted net interest income:
First year sensitivity	1.6%	.6%	(1.4)%
Second year sensitivity	.7%	(1.0)%	(3.9)%

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

Over the last several years, we have taken steps to position our balance sheet to benefit from rising long-term interest rates. Going forward, we believe that we have the deposit funding base and flexibility to change our investment profile to take advantage, where appropriate, of opportunities presented by a higher rate environment.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities include the underwriting of fixed income and equity securities, as well as customer-driven and proprietary trading in fixed income securities, equities, derivatives, and foreign exchange.

We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. Our Board Finance Committee establishes an enterprise-wide VaR limit on our trading activities.

The following table shows VaR usage for the first quarter of 2005 by product type:

VaR Usage by Product Type

In millions	Min	Max	Avg
Fixed Income	$5.3	$9.4	$7.3
Equity	.7	1.2	.9
Foreign Exchange	.1	.5	.2

Total	6.4	10.6	$8.4

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first three months of 2005, there were no such instances at the enterprise-wide level. The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading-related revenue was $52 million in the first quarter of 2005 and $25 million for the first quarter of 2004. Trading-related revenue includes both net interest income and noninterest income from trading activities. Enterprise-wide trading-related losses occurred on 15 of the 62 business days in the first quarter of 2005. See Note 3 Trading Activities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

The primary risk measurement for equity and other investments is economic capital. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and later-stage growth financings in a variety of industries. We have investments in non-affiliated and affiliated funds that make similar private equity investments, although new investments in non-affiliated funds will be minimal. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

Private Equity

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment. We continue to make private equity investments at a moderate pace, consistent with current market conditions. See Private Equity Asset Valuation in the Critical Accounting Policies And Judgments section of this Financial Review for additional information.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Such investments include investments in BlackRock’s mutual funds, hedge funds, and CDOs. The economic values could be driven by either the fixed-income market or the equity markets, or both. As of March 31, 2005, major investments of this type included low income housing tax credits and capitalized servicing rights for commercial mortgage loans.

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

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the financial instrument, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative instrument and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings.

Free-standing derivatives also include positions we take based on market expectations or to benefit from price differentials between financial instruments and the market based upon stated risk management objectives.

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at March 31, 2005 and December 31, 2004. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating. The credit risk amounts of these derivatives as of March 31, 2005 and December 31, 2004 are presented in Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Financial Derivatives - 2005
	Notional Amount	Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
March 31, 2005 - dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$1,460	$(16)	3 yrs. 4 mos.	4.32%	3.82%
Pay fixed	12		2 yrs. 10 mos.	3.68	4.36
Interest rate caps (b)	4		5 yrs.	NM	NM
Futures contracts	91		1 yr. 4 mos.	NM	NM

Total asset rate conversion	1,567	(16)

Liability rate conversion
Interest rate swaps (a)
Receive fixed	4,445	133	6 yrs. 8 mos.	4.55	5.44

Total interest rate risk management	6,012	117

Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	293		10 yrs. 4 mos.	4.82	4.93
Pay total return swaps designated to loans held for sale (a)	150	2	1 mo.	NM	2.51

Total commercial mortgage banking risk management	443	2

Total accounting hedges (c)	$6,455	$119

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$34,680	$22	3 yrs. 10 mos.	4.28%	4.26%
Caps/floors
Sold	696	(6)	4 yrs. 8 mos.	NM	NM
Purchased	293	4	2 yrs. 11 mos.	NM	NM
Futures	1,946	2	1 yr.	NM	NM
Foreign exchange	11,421	2	5 mos.	NM	NM
Equity	2,161	(41)	2 yrs. 4 mos.	NM	NM
Swaptions	864	(2)	16 yrs. 4 mos.	NM	NM
Other	310	1	10 yrs 9 mos.	NM	NM

Total customer-related	52,371	(18)

Other risk management and proprietary
Interest rate
Swaps	4,528	3	8 yrs. 3 mos.	4.69	4.66
Basis swaps	1,219	2	2 yrs. 1 mo.	3.46	3.75
Pay fixed swaps	1,509	10	9 yrs. 11mos.	4.44	4.55
Caps/floors
Sold	2,000	(3)	1 yr. 4 mos.	NM	NM
Purchased	2,800	12	1 yr. 11 mos.	NM	NM
Futures	14,333	(1)	1 yr. 6 mos.	NM	NM
Credit derivatives	539	(2)	4 yrs. 6 mos.	NM	NM
Risk participation agreements	218		5 yrs. 6 mos.	NM	NM
Commitments related to mortgage-related assets	1,541	(10)	3 mos.	NM	NM
Options
Eurodollar	34,000	2	5 mos.	NM	NM
Treasury notes/bonds	110		2 mos.	NM	NM
Swaptions	12,247	21	5 yrs. 10 mos.	NM	NM
Other	75	(1)	2 mos.	NM	NM

Total other risk management and proprietary	75,119	33

Total free-standing derivatives	$127,490	$15

(a) The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 54% were based on 1-month LIBOR, 46% on 3-month LIBOR.

(b) Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At March 31, 2005 the Prime Rate was 5.75%.

(c) Fair value amounts include accrued interest of $47 million.

NM-Not meaningful

Financial Derivatives - 2004
	Notional Amount	Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
December 31, 2004 - dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$360	$(1)	5 yrs. 1 mo.	3.97%	3.72%
Pay fixed	12		3 yrs. 1 mo.	3.68	3.69
Interest rate caps (b)	4		5 yrs. 3 mos.	NM	NM
Futures contracts	124		2 yrs.	NM	NM

Total asset rate conversion	500	(1)

Liability rate conversion
Interest rate swaps (a)
Receive fixed	3,745	215	7 yrs. 5 mos.	4.12	5.64

Total interest rate risk management	4,245	214

Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	195	(4)	10 yrs. 4 mos.	4.79	4.66
Pay total return swaps designated to loans held for sale (a)	75	(1)		NM	1.98

Total commercial mortgage banking risk management	270	(5)

Total accounting hedges (c)	$4,515	$209

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$32,339	$18	3 yrs. 9 mos.	3.91%	3.90%
Caps/floors
Sold	698	(8)	3 yrs. 8 mos.	NM	NM
Purchased	452	7	2 yrs. 5 mos.	NM	NM
Futures	3,014	1	1 yr.	NM	NM
Foreign exchange	7,245	10	6 mos.	NM	NM
Equity	2,186	(29)	2 yrs. 4 mos.	NM	NM
Swaptions	644		17 yrs. 11mos.	NM	NM
Other	330	1	10 yrs. 9 mos.	NM	NM

Total customer-related	46,908

Other risk management and proprietary
Interest rate
Swaps	4,347	(2)	7 yrs. 10 mos.	4.29	4.30
Basis swaps	1,064	2	1 yr. 1 mo.	3.04	3.15
Pay fixed swaps	1,204	(10)	10 yrs. 7 mos.	4.37	4.41
Futures	9,329		2 yrs. 4 mos.	NM	NM
Credit derivatives	359	(4)	4 yrs. 5 mos.	NM	NM
Risk participation agreements	230		6 yrs. 8 mos.	NM	NM
Commitments related to mortgage-related assets	782	1	2 mos.	NM	NM
Options
Eurodollar	27,750	2	4 mos.	NM	NM
Treasury notes/bonds	890	(2)	2 mos.	NM	NM
Swaptions	9,589	(1)	5 yrs. 10 mos.	NM	NM
Other	45		4 mos.	NM	NM

Total other risk management and proprietary	55,589	(14)

Total free-standing derivatives	$102,497	$(14)

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 38% were based on 1-month LIBOR, 62% on 3-month LIBOR.
(b)	Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2004, the Prime Rate was 5.25%.
(c)	Fair value amounts include accrued interest of $45 million.

NM - Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005, and that there has been no change in internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Derivatives - Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including forward contracts, futures, options and swaps.

Earning assets - Assets that generate income, which include: federal funds sold; resale agreements; other short-term investments, including trading securities; loans held for sale; loans, net of unearned income; securities; and certain other assets.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting PNC that are forward-looking statements. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.

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

In addition to factors that we have disclosed in our 2004 Annual Report on Form 10-K and in other SEC reports and those that we discuss elsewhere in this Report, our forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those that we anticipated in our forward-looking statements or from our historical performance:

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

We describe the risks and uncertainties presented by our pending acquisition of Riggs National Corporation and other acquisitions and similar transactions in the Risk Factors section of this Financial Review.

You can find additional information on the foregoing risks and uncertainties and additional factors that could affect results anticipated in our forward-looking statements or from our historical performance in our 2004 Annual Report on Form 10-K that we filed with the SEC. You can access our SEC reports on the SEC’s website at www.sec.gov or on or through the PNC corporate website at www.pnc.com.

Also, BlackRock’s SEC reports (accessible on the SEC’s website or on or through BlackRock’s website at www.blackrock.com) discuss in more detail those risks and uncertainties that involve BlackRock that could affect the results anticipated in forward-looking statements or from historical performance. You may review the BlackRock SEC reports for a more detailed discussion of those risks and uncertainties and additional factors as they may affect BlackRock.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data Unaudited	2005	2004
INTEREST INCOME
Loans and fees on loans	$578	$490
Securities available for sale and held to maturity	173	145
Other	53	31

Total interest income	804	666

INTEREST EXPENSE
Deposits	182	104
Borrowed funds	116	68

Total interest expense	298	172

Net interest income	506	494
Provision for credit losses	8	12

Net interest income less provision for credit losses	498	482

NONINTEREST INCOME
Asset management	314	253
Fund servicing	220	204
Service charges on deposits	59	59
Brokerage	55	58
Consumer services	66	63
Corporate services	107	125
Equity management gains	32	7
Net securities gains (losses)	(9)	15
Other	129	127

Total noninterest income	973	911

NONINTEREST EXPENSE
Compensation	479	389
Employee benefits	83	74
Net occupancy	73	68
Equipment	74	74
Marketing	20	20
Other	270	270

Total noninterest expense	999	895

Income before minority and noncontrolling interests and income taxes	472	498
Minority and noncontrolling interests in income of consolidated entities	6	7
Income taxes	112	163

Net income	$354	$328

EARNINGS PER COMMON SHARE
Basic	$1.26	$1.16
Diluted	$1.24	$1.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	281	282
Diluted	284	284

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2005	December 31 2004
ASSETS
Cash and due from banks	$2,908	$3,230
Federal funds sold and resale agreements	1,252	1,635
Other short-term investments, including trading securities	2,354	1,848
Loans held for sale	2,067	1,670
Securities available for sale and held to maturity	18,449	16,761
Loans, net of unearned income of $872 and $902	44,674	43,495
Allowance for loan and lease losses	(600)	(607)

Net loans	44,074	42,888
Goodwill	2,976	3,001
Other intangible assets	613	354
Other	8,666	8,336

Total assets	$83,359	$79,723

LIABILITIES
Deposits
Noninterest-bearing	$12,808	$12,915
Interest-bearing	42,361	40,354

Total deposits	55,169	53,269
Borrowed funds
Federal funds purchased	995	219
Repurchase agreements	2,077	1,376
Bank notes and senior debt	3,662	2,383
Subordinated debt	3,988	4,050
Commercial paper	2,381	2,251
Other borrowed funds	1,411	1,685

Total borrowed funds	14,514	11,964
Allowance for unfunded loan commitments and letters of credit	78	75
Accrued expenses	2,288	2,406
Other	3,199	4,032

Total liabilities	75,248	71,746

Minority and noncontrolling interests in consolidated entities	532	504

SHAREHOLDERS’ EQUITY
Preferred stock (a)
Common stock - $5 par value Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,275	1,265
Retained earnings	8,485	8,273
Deferred compensation expense	(42)	(51)
Accumulated other comprehensive loss	(175)	(54)
Common stock held in treasury at cost: 70 and 70 shares	(3,728)	(3,724)

Total shareholders’ equity	7,579	7,473

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$83,359	$79,723

(a)	Less than $.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions Unaudited	2005	2004
OPERATING ACTIVITIES
Net income	$354	$328
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	8	12
Depreciation, amortization and accretion	80	73
Deferred income taxes	(9)	82
Securities transactions	9	(15)
Valuation adjustments	(2)	(14)
Net change in
Loans held for sale	(398)	(162)
Other short-term investments	(376)	(527)
Other	(1,117)	(1)

Net cash used by operating activities	(1,451)	(224)

INVESTING ACTIVITIES
Net change in
Loans	(650)	(334)
Federal funds sold and resale agreements	383	(103)
Repayment of securities	686	896
Sales
Securities	5,458	1,807
Loans	7
Foreclosed and other nonperforming assets	5	3
Purchases
Securities	(8,548)	(3,183)
Loans	(551)	(879)
Net cash (paid) received for acquisitions/divestitures	(243)	(253)
Other	(9)	(67)

Net cash used by investing activities	(3,462)	(2,113)

FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	(107)	(13)
Interest-bearing deposits	2,007	616
Federal funds purchased	776	2,429
Repurchase agreements	701	168
Commercial paper	130	(292)
Sales/issuances
Bank notes and senior debt	1,299
Subordinated debt		6
Other borrowed funds	26,270	7,267
Common stock	45	60
Repayments/maturities of other borrowed funds	(26,349)	(7,780)
Acquisition of treasury stock	(39)	(164)
Cash dividends paid	(142)	(141)

Net cash provided by financing activities	4,591	2,156

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(322)	(181)
Cash and due from banks at beginning of period	3,230	2,968

Cash and due from banks at end of period	$2,908	$2,787

CASH PAID FOR
Interest	$263	$154
Income taxes	65	57
NON-CASH ITEMS
Transfer from loans held for sale to loans, net	3	28
Transfer from loans to other assets	4	11

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our unaudited interim consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior period amounts to conform to the 2005 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods.

When preparing these consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2004 Annual Report on Form 10-K.

Special Purpose Entities

Special purpose entities are broadly defined as legal entities structured for a particular purpose. We use special purpose entities in various legal forms to conduct normal business activities. Special purpose entities that meet the criteria for a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not required to be consolidated. We review special purpose entities that are not QSPEs for consolidation in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).

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

We consolidate a VIE if we are considered to be the primary beneficiary. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we generally record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 9 Variable Interest Entities for more information about VIEs in which we hold a significant interest but are not required to consolidate.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired business in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the purchase price over the estimated fair value of the net assets acquired.

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

STOCK-BASED COMPENSATION

Prior to January 2003, we accounted for employee stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related guidance. We did not recognize stock-based employee compensation expense related to stock options prior to 2003 as all options to purchase our stock or our subsidiaries’ stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for the three months ended March 31, 2005 and 2004 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Three months ended
In millions, except for per share data	March 31, 2005	March 31, 2004
Net income as reported	$354	$328
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11	8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(13)	(13)

Pro forma net income	$352	$323

Earnings per share
Basic-as reported	$1.26	$1.16
Basic-pro forma	$1.25	$1.15

Diluted-as reported	$1.24	$1.15
Diluted-pro forma	$1.24	$1.13

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

We used the following assumptions in the option pricing model to determine 2005 and 2004 stock option expense.

Option Pricing Assumptions

Weighted-average for the three months ended March 31	2005	2004
Risk-free interest rate	3.7%	3.4%
Dividend yield	3.8%	3.6%
Volatility	26.4%	28.9%
Expected life	5 yrs.	5 yrs.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. In April 2005, the Securities and Exchange Commission issued a rule which delays the required effective date to the beginning of an entity’s fiscal year which begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006, using the modified prospective method of transition. This method requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. Based on our review of the provisions of SFAS 123R and given the fact that we previously adopted the fair value recognition provisions of SFAS 123 on January 1, 2003, we do not expect the adoption of the revised standard to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (“AJCA”) was signed into law in October 2004 and creates a one-time opportunity for US companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. FSP 109-2 provides entities additional time beyond the reporting period that includes the enactment date to assess the effect of AJCA on its plans for repatriation of foreign earnings.

In our case, foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. Two of our subsidiaries, BlackRock and PFPC, have foreign subsidiaries with undistributed earnings that may be available for repatriation. We are considering the repatriation of up to $17 million of foreign earnings, of which $15 million relates to BlackRock and $2 million relates to PFPC. The tax effect of repatriation could range from zero to a $1 million expense. We expect to complete our evaluation by the end of the second quarter of 2005.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 amends the APB 29 exception to fair value measurement for nonmonetary exchanges to apply only to those exchanges which lack commercial substance, as defined in the standard. SFAS 153 is effective for nonmonetary asset exchanges that we enter into in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. The impact on future earnings, if any, of the recognition and measurement provisions of EITF 03-1 will not be known until the FASB issues its guidance. At March 31, 2005, the total unrealized losses in the securities available for sale portfolio was $270 million compared with total unrealized losses of $125 million at December 31, 2004.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 is effective for loans and debt securities acquired by PNC on or after January 1, 2005. Our adoption of this guidance did not have a significant effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In November 2003, the FASB issued FSP 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred indefinitely the classification and measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests, including interests that are redeemed only upon the liquidation of a limited-life subsidiary. The mandatorily redeemable noncontrolling interests in these entities, which for PNC represent noncontrolling interests in affordable housing partnerships, are included in the consolidated balance sheet under the caption, “Minority and noncontrolling interests in consolidated entities.” Generally, on the date these VIEs are terminated, the liquidation value of the noncontrolling interests would equal the residual value of the net assets of the respective entity at that date. The distribution of that liquidation value to the noncontrolling interest holders would generally be in proportion to their respective interests. Liquidation and settlement of these noncontrolling interests at March 31, 2005 would have resulted in payments of approximately $233 million based on the terms of the respective entities’ governing documents and the measurement principles included in SFAS 150.

NOTE 2 ACQUISITIONS

RIGGS NATIONAL CORPORATION

On February 10, 2005, we entered into an amended and restated agreement to acquire Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, replacing the original acquisition agreement entered into July 16, 2004. Riggs has assets of approximately $6.0 billion and provides commercial and retail banking services through 51 branches in the metropolitan Washington, D.C. area. The transaction will give us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. The total consideration under the amended and restated agreement is comprised of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash, subject to adjustment. The merger has received regulatory and shareholder approval, but is subject to select remaining closing conditions including, among others, receipt of regulatory waivers. Our Current Reports on Form 8-K dated July 16, 2004, July 22, 2004 and February 10, 2005 provide additional information on this pending acquisition.

SSRM HOLDINGS INC.

Effective January 31, 2005, BlackRock acquired SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors. Substantially all of SSRM’s operations were integrated into BlackRock as of the closing date. BlackRock acquired assets under management totaling $50 billion in connection with this transaction. At closing, MetLife, Inc. received approximately $233 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over five years contingent on certain measures.

On January 18, 2005, our ownership in BlackRock was transferred from PNC Bank, National Association to PNC Bancorp, Inc., our intermediate bank holding company. The transfer was effected primarily to give BlackRock more operating flexibility, particularly in connection with its acquisition of SSRM. As a result of the transfer, certain deferred tax liabilities recorded by PNC were reversed in the first quarter of 2005 in accordance with SFAS 109. The reversal of deferred tax liabilities increased our earnings by $45 million, or approximately $.16 per diluted share, in the first quarter of 2005.

In January 2005, BlackRock issued a bridge promissory note for $150 million, using the proceeds to facilitate the SSRM acquisition. In February 2005, BlackRock issued $250 million aggregate principal amount of convertible debentures. BlackRock used a portion of the net proceeds from this issuance to retire the bridge promissory note. These convertible debentures are included with bank notes and senior debt on our Consolidated Balance Sheet at March 31, 2005. Note 31 Subsequent Events in our 2004 Form 10-K includes further information on these convertible debentures.

NOTE 3 TRADING ACTIVITIES

Our trading activities include the underwriting of fixed income securities and equity securities, as well as customer-driven and proprietary trading in fixed income securities, equities, derivatives, and foreign exchange.

Total trading revenue includes both net interest income from trading securities and net funding of financial derivatives, and other noninterest income from securities underwriting, foreign exchange and gains or losses from changes in the fair value of financial derivatives positions that are not used for hedging purposes. Specific components of total trading revenue are as follows:

Three months ended March 31 – in millions	2005	2004
Net interest income	$2	$2
Other noninterest income	50	23

Total trading revenue	$52	$25

Securities underwriting and trading	$5	$10
Foreign exchange	8	7
Financial derivatives	39	8

Total trading revenue	$52	$25

Trading assets and liabilities consisted of the following:

In millions	March 31, 2005	December 31, 2004
Assets
Securities (a)	$1,804	$1,184
Resale agreements (b)	252	624
Financial derivatives (c)	722	661

Total assets	$2,778	$2,469

Liabilities
Securities sold short (d)	$597	$1,008
Repurchase agreements and other borrowings (e)	686	599
Financial derivatives (f)	688	659

Total liabilities	$1,971	$2,266

(a)	Included in Other short-term investments, including trading securities, on the Consolidated Balance Sheet.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Other assets.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Other liabilities.

NOTE 4 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
March 31, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,893		$(63)	$4,830
Mortgage-backed	11,397	$2	(169)	11,230
Commercial mortgage-backed	1,026		(26)	1,000
Asset-backed	1,036		(10)	1,026
State and municipal	172	1	(2)	171
Other debt	34			34

Total debt securities	18,558	3	(270)	18,291
Corporate stocks and other	158			158

Total securities available for sale	$18,716	$3	$(270)	$18,449

December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735		$(13)	$4,722
Mortgage-backed	8,506	$9	(82)	8,433
Commercial mortgage-backed	1,380	5	(15)	1,370
Asset-backed	1,910	5	(14)	1,901
State and municipal	175	2	(1)	176
Other debt	33			33

Total debt securities	16,739	21	(125)	16,635
Corporate stocks and other	123	2		125

Total securities available for sale	$16,862	$23	$(125)	$16,760

SECURITIES HELD TO MATURITY
Debt securities: Asset-backed	$1			$1

Total securities held to maturity	$1			$1

(a)	Securities held to maturity at March 31, 2005 totaled less than $1.0 million.

Securities represented 22% of total assets at March 31, 2005 and 21% at December 31, 2004. The increase in available for sale securities was primarily due to an increase in mortgage-backed securities, over half of which was in floating-rate securities, partially offset by decreases in commercial mortgage-backed and asset-backed securities.

At March 31, 2005, the securities available for sale balance included a net unrealized loss of $267 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2004 was a net unrealized loss of $102 million. The impact of increases in interest rates during the first quarter of 2005 was reflected in the higher net unrealized loss position at March 31, 2005.

We do not believe that any individual unrealized losses as of March 31, 2005 represent an other-than-temporary impairment. The $63 million unrealized losses reported for U.S Treasury and government agencies were primarily related to obligations of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The $169 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by Fannie Mae, Freddie Mac and certain private issuers. The $26 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed-rate securities of certain private issuers. The $10 million unrealized losses reported for asset-backed securities relate primarily to fixed-rate securities collateralized by home equity and automobile loans. The majority of the unrealized losses reported are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after March 31, 2005, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance March 31, 2005. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

During April 2005, the front-end of the yield curve rallied to a lesser extent than did intermediate-term interest rates. We expected that this market movement was not reflective of a potential rise in short-term interest rates given recent inflation trends and the expected Federal Open Market Committee tightening action on May 3, 2005.

As a result, in late April 2005, we performed a balance sheet review and decided to adjust our securities and other earning assets positions to address the following objectives:

•	Further reduce exposure to an anticipated rise in short-term interest rates, and

•	Improve future net interest income levels without adding to duration risk.

To achieve these objectives, in late April and early May 2005, we sold $2.1 billion of securities available for sale and terminated $1.0 billion of resale agreements that were most sensitive to extension risk due to rising short-term interest rates. We also purchased $2.1 billion of securities with higher yields and lower extension risk. These transactions resulted in realized net securities and other losses of approximately $31 million, which will be included in our results of operations for the second quarter of 2005.

The expected weighted-average life of securities available for sale was 3 years and 3 months as of March 31, 2005 and 2 years and 8 months at December 31, 2004.

Information relating to securities sold is set forth in the following table:

Securities Sold

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2005	$5,458	$11	$(20)	$(9)	$(3)
2004	1,807	19	(4)	15	5

NOTE 5 NONPERFORMING ASSETS

Nonperforming assets were as follows:

In millions	March 31 2005	December 31 2004
Nonperforming loans (a)	$131	$143
Nonperforming loans held for sale (b)	2	3
Foreclosed and other assets	29	29

Total nonperforming assets (c)	$162	$175

(a)	Includes a troubled debt restructured loan of $3 million as of December 31, 2004.
(b)	Includes troubled debt restructured loans held for sale of $2 million as of March 31, 2005 and December 31, 2004.
(c)	Excludes equity management assets carried at estimated fair value of $33 million as of March 31, 2005 and $32 million as of December 31, 2004. These assets included troubled debt restructured assets of $10 million at March 31, 2005 and $11 million as of December 31, 2004.

NOTE 6 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Changes in the allowance for loan and lease losses were as follows:

In millions	2005	2004
Allowance at January 1	$607	$632
Charge-offs
Commercial (a)	(12)	(59)
Commercial real estate		(2)
Consumer	(10)	(11)
Residential mortgage		(1)
Lease financing		(2)

Total charge-offs	(22)	(75)

Recoveries
Commercial	6	8
Commercial real estate
Consumer	4	3
Residential mortgage		1
Lease financing		1

Total recoveries	10	13

Net charge-offs
Commercial	(6)	(51)
Commercial real estate		(2)
Consumer	(6)	(8)
Residential mortgage
Lease financing		(1)

Total net charge-offs	(12)	(62)

Provision for credit losses	8	12
Acquired allowance (United National)		22
Net change in allowance for unfunded loan commitments and letters of credit	(3)

Allowance at March 31	$600	$604

(a)	During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2005	2004
Allowance at January 1	$75	$91
Net change in allowance for unfunded loan commitments and letters of credit	3

Allowance at March 31	$78	$91

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the three months ended March 31, 2005 follows:

Goodwill

In millions	December 31 2004	Additions/ Adjustments	March 31 2005
Regional Community Banking	$991		$991
Wholesale Banking	679		679
PNC Advisors	153		153
BlackRock	177	$10	187
PFPC	945		945
Other	56	(35)	21

Total	$3,001	$(25)	$2,976

BlackRock recorded $10 million of goodwill and $248 million of customer-related intangible assets described below in connection with its acquisition of SSRM in January 2005. See Note 2 Acquisitions for further information on the SSRM acquisition.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value and this results in an increase in our percentage ownership interest. We reduced goodwill by $35 million in the first quarter of 2005 as a result of BlackRock’s stock activity, including the issuance of shares in the SSRM transaction.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2005	December 31 2004
Customer-related and other intangibles
Gross carrying amount	$463	$214
Accumulated amortization	(109)	(102)

Net carrying amount	$354	$112

Mortgage and other loan servicing rights
Gross carrying amount	$424	$408
Accumulated amortization	(165)	(166)

Net carrying amount	$259	$242

Total	$613	$354

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. At December 31, 2004, we had two indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above with a total carrying value of $4 million. In connection with the SSRM acquisition, BlackRock recorded $248 million of management contracts during the first quarter of 2005, of which approximately $196 million are considered to have indefinite lives.

For customer-related intangibles, the estimated remaining useful lives range from approximately one year to 20 years, with a weighted-average remaining useful life of approximately six years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2005, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2004	$3,001	$112	$242
Additions/adjustments:
BlackRock acquisition of SSRM	10	248
BlackRock acquisition of Cigna management contracts		1
Other - BlackRock share repurchases	(35)
Wholesale Banking			24
Amortization		(7)	(7)

Balance at March 31, 2005	$2,976	$354	$259

Amortization expense on intangible assets for the first quarter of 2005 was $14 million. Amortization expense on existing intangible assets for the remainder of 2005 and for 2006 through 2010 is estimated to be as follows:

•	Remainder of 2005: $44 million

•	2006: $56 million,

•	2007: $54 million,

•	2008: $52 million,

•	2009: $45 million, and

•	2010: $27 million.

NOTE 8 CASH FLOWS

Acquisition and divestiture activity during the first quarter of 2005 and 2004 that affected our cash flows included the following:

•	BlackRock’s acquisition of SSRM in January 2005 resulted in $241 million of net cash paid.

•	BlackRock’s acquisition of management contracts from Cigna resulted in $2 million of cash paid during the first quarter of 2005.

•	Our acquisition of United National in January 2004 resulted in $336 million of cash paid and $72 million of cash and due from banks received.

•	During the first quarter of 2004, we sold certain investment consulting activities of PNC Advisors’ Hawthorn unit, resulting in net cash proceeds of $11 million.

NOTE 9 VARIABLE INTEREST ENTITIES

As discussed in our 2004 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs effective in 2004 and 2003 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2004 Form 10-K.

At March 31, 2005, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
March 31, 2005
Market Street Funding Corporation	$2,199	$2,199
Partnership interests in low income housing projects	496	496
Other	10	7

Total consolidated VIEs	$2,705	$2,702

December 31, 2004
Market Street Funding Corporation	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10

Total consolidated VIEs	$2,684	$2,681

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss(b)
March 31, 2005
Collateralized debt obligations (a)	$5,425	$4,988	$53
Private investment funds (a)	3,111	486	13
Other partnership interests in low income housing projects	37	28	4

Total significant variable interests	$8,573	$5,502	$70

December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$33
Private investment funds (a)	1,872	125	24
Other partnership interests in low income housing projects	37	28	4

Total significant variable interests	$5,061	$2,853	$61

(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
March 31, 2005
Private Equity Fund	$96	$96	$24

December 31, 2004
Private Equity Fund	$78	$76	$20

NOTE 10 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Capital securities represent non-voting preferred beneficial interests in the assets of PNC Institutional Capital Trusts A and B, PNC Capital Trusts C and D, and United National Bank Capital Trust I and Capital Statutory Trust II (the “Trusts”). We have more information on the Trusts in Note 18 Capital Securities Of Subsidiary Trusts in our 2004 Form 10-K.

The United National Bank Trusts were acquired effective January 1, 2004 as part of the United National acquisition. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole.

Trust A is a wholly owned finance subsidiary of PNC Bank, N.A., PNC’s principal bank subsidiary. All other Trusts are wholly owned finance subsidiaries of PNC. The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 4 Regulatory Matters in our 2004 Form 10-K.

NOTE 11 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Pension and Post-Retirement Plans

As more fully described in our 2004 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and we make any payments to plan participants. We also provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The components of our net periodic pension and post-retirement benefit cost for the first quarter of 2005 and 2004 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Three months ended March 31 In millions	2005	2004	2005	2004	2005	2004
Service cost	$9	$10			$1	$1
Interest cost	16	17	$1	$1	4	4
Expected return on plan assets	(31)	(30)
Amortization of prior service cost					(2)	(2)
Recognized net actuarial loss	6	6	1	1	1	2

Net periodic cost	$—	$3	$2	$2	$4	$5

2002 BlackRock Long-Term Retention and Incentive Plan

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of our $200 million LTIP funding requirement will be available to support BlackRock’s future long-term retention and incentive programs but are not subject to surrender until the programs are approved by BlackRock’s Compensation Committee of its Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. In general, LTIP participants must also be employed by BlackRock on the payment date in early 2007 to receive payment for an award. As of March 31, 2005 BlackRock had awarded approximately $234 million in LTIP Awards.

The LTIP Awards fully vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. During the first quarter of 2005, BlackRock’s average closing stock price exceeded the $62 threshold. In addition, the vesting of awards is contingent on the participants’ continued employment with BlackRock for periods ranging from two to five years.

We reported pretax charges in the second half of 2004 totaling $110 million in connection with the LTIP, based upon management’s determination that full vesting of the LTIP Awards was probable as of September 30, 2004. Note 22 Stock-Based Compensation Plans included in our 2004 Form 10-K provides additional information on these charges.

We reported pretax charges of $15 million in the first quarter of 2005 related to the LTIP Awards. We expect to report additional pretax charges of approximately $16 million per quarter through December 2006 related to the remaining service period of the LTIP Awards granted to date.

NOTE 12 FINANCIAL DERIVATIVES

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

During the next twelve months, we expect to reclassify to earnings $3.3 million of pretax net gains, or $2.2 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2005. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps and would mitigate reductions in interest income recognized on the related floating rate commercial loans.

As of March 31, 2005 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

If a derivative is not effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged, then any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a minimal net loss for the three months ended March 31, 2005 compared with net loss of $2 million in the same period of 2004.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2005 we held cash and U.S. government and mortgage-backed securities with a fair value of $127 million and pledged U.S. agency and mortgage-backed securities with a fair value of $138 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005			December 31, 2004
In millions	Notional amount	Estimated net fair value	Credit risk	Notional amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$4,995	$135	$147	$4,155	$210	$217
Cash flow hedges	1,460	(16)		360	(1)

Total	$6,455	$119	$147	$4,515	$209	$217

FREE-STANDING DERIVATIVES
Interest rate contracts	$64,004	$45	$380	$52,447	$8	$385
Equity contracts	2,161	(41)	138	2,186	(29)	123
Foreign exchange contracts	11,421	2	74	7,245	10	79
Credit contracts	539	(2)	1	359	(4)
Options	47,221	21	118	38,873	(1)	103
Risk participation agreements	218			230
Commitments related to mortgage-related assets	1,541	(10)	2	782	1	3
Other	385		9	375	1	6

Total	$127,490	$15	$722	$102,497	$(14)	$699

NOTE 13 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

Three months ended March 31 In millions, except share and per share data	2005	2004
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$354	$328
Basic weighted-average common shares outstanding (in thousands)	281,291	282,237

Basic earnings per common share	$1.26	$1.16

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b)
Net income	$354	$328

Less: BlackRock adjustment for common stock equivalents	1	1

Net income applicable to diluted earnings per common share	$353	$327
Basic weighted-average common shares outstanding (in thousands)	281,291	282,237

Conversion of preferred stock Series A and B	82	87
Conversion of preferred stock Series C and D	632	695
Conversion of debentures	2	13
Exercise of stock options	873	1,054
Incentive share awards	1,087	372

Diluted weighted-average common shares outstanding (in thousands)	283,967	284,458

Diluted earnings per common share	$1.24	$1.15

(a) Preferred dividends declared were less than $.5 million for each period.
(b) Excludes stock options considered to be anti-dilutive (in thousands)	13,103	7,915

NOTE 14 SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first three months of 2005 follows. Our preferred stock outstanding as of March 31, 2005 and December 31, 2004 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2004	283	$1,764	$1,265	$8,273	$(51)	$(54)	$(3,724)	$7,473
Net income				354				354
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(105)		(105)
Net unrealized losses on cash flow hedge derivatives						(14)		(14)
Other (a)						(2)		(2)

Comprehensive income								233

Cash dividends declared
Common ($.50 per share)				(142)				(142)
Preferred
Treasury stock activity			9				(4)	5
Tax benefit of stock option plans			2					2
Stock options granted			7					7
Subsidiary stock transactions			(8)					(8)
Deferred compensation expense					9			9

Balance at March 31, 2005	283	$1,764	$1,275	$8,485	$(42)	$(175)	$(3,728)	$7,579

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2005 In millions	Pretax Amount	Tax Benefit (Expense)	After-tax Amount
Change in net unrealized securities losses
Increase in net unrealized losses on securities held at period end	$(165)	$58	$(107)
Less: Net losses realized in net income (b)	(3)	1	(2)

Change in net unrealized securities losses	(162)	57	(105)

Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized losses on cash flow hedge derivatives	(20)	7	(13)
Less: Net gains realized in net income	1		1

Change in net unrealized losses on cash flow hedge derivatives	(21)	7	(14)

Other (a)	(3)	1	(2)

Other comprehensive loss	$(186)	$65	$(121)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	March 31, 2005		December 31, 2004
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(264)	$(171)	$(102)	$(66)
Net unrealized gains (losses) on cash flow hedge derivatives	(12)	(8)	9	6
Other (a)	6	4	9	6

Accumulated other comprehensive loss	$(270)	$(175)	$(84)	$(54)

(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.
(b)	The pretax amount represents net unrealized losses at December 31, 2004 that were realized in 2005 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2005.

NOTE 15 LEGAL PROCEEDINGS

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement that we announced in January 2002. In December 2004, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These pending proceedings and settlement agreements are described in our 2004 Annual Report on Form 10-K under Item 3. We are making progress towards completing those aspects of the settlement agreements that remain subject to conditions. In particular, the United States District Court for the Western District of Pennsylvania has scheduled a hearing on August 4, 2005 in the consolidated class action lawsuit brought on behalf of certain purchasers of our common stock to determine whether to approve the proposed settlement agreement.

In January 2005, we settled with one of our insurers under our Executive Blended Risk insurance coverage, and in March 2005, we settled with another of these insurers with respect to our claim related to our contribution of $90 million to the Restitution Fund established under our June 2003 Deferred Prosecution Agreement with the United States Department of Justice pertaining to the PAGIC transactions. (These settlements were in addition to the settlement with an insurer in December 2004 as described in our Form 10-K). Under the January settlement, the insurer made a payment to us of $4.5 million. Under the March settlement, the insurer has paid us $11.25 million, but we are obligated to return this amount if the settlement of the consolidated class action referred to above does not receive court approval, does not become effective or becomes unenforceable. Each of the amounts in these settlements represents a portion of the insurer’s share of our overall claim against our insurers with respect to any amounts disbursed out of the Restitution Fund. We are preserving our claim against our insurers with whom we have not settled. The amount of the January settlement was recognized in our income statement for the first quarter of 2005. The amount of the March settlement will not be recognized until the potential obligation to return the funds described above has been eliminated.

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

On April 29, 2005, an amended complaint was filed in the putative class action against PNC; PNC Bank; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

In addition to the proceedings or other matters referred to above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

NOTE 16 SEGMENT REPORTING

We operate five major businesses engaged in providing banking, asset management and global fund processing products and services. Banking businesses include regional community banking (consumer/small business), wholesale banking (corporate/institutional) and wealth management.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $391 billion of assets under management at March 31, 2005. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, cash management and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. See Note 2 Acquisitions for further information regarding the 2005 SSRM acquisition.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry, and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results Of Businesses

Three months ended March 31 In millions	Regional Community Banking	Wholesale Banking	PNC Advisors	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2005
INCOME STATEMENT
Net interest income (expense)	$340	$175	$28	$8	$(14)	$(30)	$(1)	$506
Noninterest income	165	136	128	250	228	84	(18)	973

Total revenue	505	311	156	258	214	54	(19)	1,479
Provision for credit losses	14	(4)				(2)		8
Depreciation and amortization	12	5	2	7	14	19		59
Other noninterest expense	287	162	110	177	162	58	(16)	940

Earnings before minority and other interests and income taxes	192	148	44	74	38	(21)	(3)	472
Minority and other interests in income of consolidated entities		(11)				17		6
Income taxes	71	49	16	27	15	(66)		112

Earnings	$121	$110	$28	$47	$23	$28	$(3)	$354

Inter-segment revenue	$1	$1	$3	$8	$1	$5	$(19)

AVERAGE ASSETS (a)	$22,970	$24,084	$2,879	$1,494	$2,264	$31,298	$(1,627)	$83,362

2004
INCOME STATEMENT
Net interest income (expense)	$332	$163	$27	$6	$(11)	$(13)	$(10)	$494
Noninterest income	168	153	143	182	202	80	(17)	911

Total revenue	500	316	170	188	191	67	(27)	1,405
Provision for credit losses	29	(13)	1			(5)		12
Depreciation and amortization	12	5	3	5	7	17		49
Other noninterest expense	300	157	117	107	157	28	(20)	846

Earnings before minority and other interests and income taxes	159	167	49	76	27	27	(7)	498
Minority and other interests in income of consolidated entities		(10)				17		7
Income taxes	57	55	18	21	11	3	(2)	163

Earnings	$102	$122	$31	$55	$16	$7	$(5)	$328

Inter-segment revenue	$2	$1	$4	$9	$3	$8	$(27)

AVERAGE ASSETS (a)	$20,792	$21,847	$2,660	$909	$1,979	$27,029	$(2,193)	$73,023

(a)	Period-end balances for BlackRock.
(b)	Certain revenue and expense amounts shown in the preceding table differ from amounts included in the “Review of Businesses” section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis (except for PFPC) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the “Review of Businesses” section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense), debt financing, debt prepayment penalty and fund servicing revenue as disclosed in the “Review of Businesses” section.

NOTE 17 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $108 million and in affordable housing limited partnerships of $43 million at March 31, 2005.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2005 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $5.4 billion at March 31, 2005.

Assets valued as of March 31, 2005 of approximately $880 million secured certain specifically identified standby letters of credit. Approximately $1.8 billion in recourse provisions from third parties was also available for this purpose as of March 31, 2005. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $50 million at March 31, 2005.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations and enter into certain other liquidity facilities to support individual pools of receivables acquired by unrelated commercial paper conduits. At March 31, 2005, our total commitments under these facilities were $296 million and $239 million, respectively.

INDEMNIFICATIONS

We are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of:

•	Entire businesses,

•	Loan portfolios,

•	Branch banks,

•	Partial interests in companies, or

•	Other types of assets.

These agreements generally include indemnification provisions under which we indemnify the third parties to these agreements against a variety of risks to the indemnified parties as a result of the transaction in question. When PNC is the seller, the indemnification provisions will generally also provide the buyer with protection relating to the quality of the assets we are selling and the extent of any liabilities being assumed by the buyer. Due to the nature of these indemnification provisions, we cannot quantify the total potential exposure to us resulting from them.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first three months of 2005. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2005, the total maximum potential exposure as a result of these indemnity obligations was approximately $6.5 billion, although we held collateral at the time in excess of that amount.

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

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	First Quarter 2005			Fourth Quarter 2004
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
ASSETS
Interest-earning assets
Securities available for sale and held to maturity
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,897	$66	3.85%	$6,895	$61	3.52%
Other debt	9,631	101	4.19	8,846	88	4.00
State and municipal	172	4	8.50	175	4	9.43
Corporate stocks and other	172	3	7.55	188	2	3.80

Total securities available for sale	16,872	174	4.13	16,104	155	3.85
Securities held to maturity				1		4.92

Total securities available for sale and held to maturity	16,872	174	4.13	16,105	155	3.85
Loans, net of unearned income
Commercial	17,935	245	5.47	17,312	221	5.02
Commercial real estate	2,015	27	5.44	2,080	27	5.02
Consumer	15,641	206	5.33	15,280	199	5.19
Residential mortgage	4,855	63	5.18	4,683	61	5.16
Lease financing	3,041	34	4.51	3,216	36	4.46
Other	495	5	4.11	502	5	3.64

Total loans, net of unearned income	43,982	580	5.30	43,073	549	5.04
Loans held for sale	1,941	15	3.16	1,771	16	3.46
Federal funds sold and resale agreements	2,249	13	2.25	1,274	7	2.17
Other	2,937	28	3.82	2,302	22	3.67

Total interest-earning assets/interest income	67,981	810	4.79	64,525	749	4.59
Noninterest-earning assets
Allowance for loan and lease losses	(611)			(582)
Cash and due from banks	2,987			3,038
Other assets	13,005			11,791

Total assets	$83,362			$78,772

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$16,562	70	1.71	$16,328	56	1.34
Demand	7,965	11.57		7,999	10.50
Savings	2,831	5.67		2,819	4.59
Retail certificates of deposit	10,296	72	2.86	9,761	66	2.69
Other time	902	9	3.87	892	8	3.42
Time deposits in foreign offices	2,373	15	2.47	1,628	8	1.92

Total interest-bearing deposits	40,929	182	1.80	39,427	152	1.52
Borrowed funds
Federal funds purchased	1,659	10	2.49	1,676	9	1.94
Repurchase agreements	2,306	13	2.25	1,906	8	1.75
Bank notes and senior debt	2,663	19	2.84	2,535	15	2.29
Subordinated debt	3,911	42	4.27	3,476	37	4.27
Commercial paper	2,344	15	2.52	1,947	10	2.06
Other borrowed funds	2,159	17	3.20	1,070	9	3.30

Total borrowed funds	15,042	116	3.09	12,610	88	2.76

Total interest-bearing liabilities/interest expense	55,971	298	2.15	52,037	240	1.82
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	12,432			12,539
Allowance for unfunded loan commitments and letters of credit	76			96
Accrued expenses and other liabilities	6,856			6,283
Minority and noncontrolling interests in consolidated entities	527			501
Shareholders’ equity	7,500			7,316

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$83,362			$78,772

Interest rate spread			2.64			2.77
Impact of noninterest-bearing sources			.38			.35

Net interest income/margin		$512	3.02%		$509	3.12%

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

	Third Quarter 2004			Second Quarter 2004			First Quarter 2004
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
ASSETS
Interest-earning assets
Securities available for sale and held to maturity
Securities available for sale
U.S. Treasury and government agencies/corporations	$6,288	$49	3.10%	$6,654	$48	2.91%	$6,432	$49	3.03%
Other debt	8,667	85	3.90	8,624	78	3.63	9,293	89	3.83
State and municipal	216	5	10.35	225	3	5.65	264	4	5.15
Corporate stocks and other	201	2	4.37	259	2	2.40	282	4	5.91

Total securities available for sale	15,372	141	3.67	15,762	131	3.33	16,271	146	3.57
Securities held to maturity	2		(.70)	2		5.78	2		11.69

Total securities available for sale and held to maturity	15,374	141	3.67	15,764	131	3.33	16,273	146	3.57
Loans, net of unearned income
Commercial	16,915	211	4.87	16,445	203	4.89	15,827	203	5.07
Commercial real estate	2,120	25	4.58	2,100	23	4.41	2,249	27	4.72
Consumer	14,673	187	5.06	13,968	177	5.08	12,719	165	5.23
Residential mortgage	4,354	56	5.16	3,622	47	5.18	3,492	46	5.29
Lease financing	3,182	35	4.38	3,437	38	4.46	4,050	47	4.66
Other	507	4	3.02	497	3	2.91	517	4	2.74

Total loans, net of unearned income	41,751	518	4.89	40,069	491	4.89	38,854	492	5.05
Loans held for sale	1,578	10	2.42	1,636	13	3.19	1,560	8	1.98
Federal funds sold and resale agreements	1,283	6	2.07	1,896	9	1.68	2,235	8	1.50
Other	1,746	17	3.92	1,551	18	4.64	1,162	15	5.30

Total interest-earning assets/interest income	61,732	692	4.44	60,916	662	4.34	60,084	669	4.44
Noninterest-earning assets
Allowance for loan and lease losses	(593)			(603)			(653)
Cash and due from banks	2,851			2,793			2,895
Other assets	11,372			10,762			10,697

Total assets	$75,362			$73,868			$73,023

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$15,916	37.93		$16,027	30.75		$15,581	28.72
Demand	7,857	8.39		7,878	7.35		7,873	7.37
Savings	2,730	3.44		2,595	2.34		2,590	2.32
Retail certificates of deposit	9,100	60	2.64	8,650	58	2.69	8,780	60	2.71
Other time	825	7	3.23	680	6	3.46	343	5	5.86
Time deposits in foreign offices	1,561	6	1.46	1,485	4.99		806	2.98

Total interest-bearing deposits	37,989	121	1.27	37,315	107	1.15	35,973	104	1.16
Borrowed funds
Federal funds purchased	1,940	7	1.44	2,303	6	1.00	1,912	4.92
Repurchase agreements	1,158	4	1.23	1,508	4.86		1,157	2.94
Bank notes and senior debt	2,709	16	2.28	2,752	15	2.18	2,752	15	2.15
Subordinated debt	3,411	34	3.89	3,545	33	3.79	3,593	35	3.88
Commercial paper	1,679	6	1.48	1,815	5	1.08	2,111	6	1.09
Other borrowed funds	858	6	3.10	633	7	4.36	1,622	6	1.40

Total borrowed funds	11,755	73	2.45	12,556	70	2.21	13,147	68	2.07

Total interest-bearing liabilities/interest expense	49,744	194	1.55	49,871	177	1.42	49,120	172	1.40
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	12,477			11,681			11,350
Allowance for unfunded loan commitments and letters of credit	84			90			90
Accrued expenses and other liabilities	5,470			4,773			5,020
Minority and noncontrolling interests in consolidated entities	466			419			434
Shareholders’ equity	7,121			7,034			7,009

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$75,362			$73,868			$73,023

Interest rate spread			2.89			2.92			3.04
Impact of noninterest-bearing sources			.30			.26			.26

Net interest income/margin		$498	3.19%		$485	3.18%		$497	3.30%

Loan fees for the three months ended March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004 and March 31, 2004 were $24 million, $28 million, $26 million, $29 million and $26 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments for the three months ended March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004 and March 31, 2004 were $6 million, $6 million, $7 million, $4 million and $3 million, respectively.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement that we announced in January 2002. In December 2004, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These pending proceedings and settlement agreements are described in our 2004 Annual Report on Form 10-K under Item 3. We are making progress towards completing those aspects of the settlement agreements that remain subject to conditions. In particular, the United States District Court for the Western District of Pennsylvania has scheduled a hearing on August 4, 2005 in the consolidated class action lawsuit brought on behalf of certain purchasers of our common stock to determine whether to approve the proposed settlement agreement.

In January 2005, we settled with one of our insurers under our Executive Blended Risk insurance coverage, and in March 2005, we settled with another of these insurers with respect to our claim related to our contribution of $90 million to the Restitution Fund established under our June 2003 Deferred Prosecution Agreement with the United States Department of Justice pertaining to the PAGIC transactions. (These settlements were in addition to the settlement with an insurer in December 2004 as described in our Form 10-K). Under the January settlement, the insurer made a payment to us of $4.5 million. Under the March settlement, the insurer has paid us $11.25 million, but we are obligated to return this amount if the settlement of the consolidated class action referred to above does not receive court approval, does not become effective or becomes unenforceable. Each of the amounts in these settlements represents a portion of the insurer’s share of our overall claim against our insurers with respect to any amounts disbursed out of the Restitution Fund. We are preserving our claim against our insurers with whom we have not settled. The amount of the January settlement was recognized in our income statement for the first quarter of 2005. The amount of the March settlement will not be recognized until the potential obligation to return the funds described above has been eliminated.

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

On April 29, 2005, an amended complaint was filed in the putative class action against PNC; PNC Bank; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

In addition to the proceedings or other matters referred to above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the first quarter of 2005 are included in the following table:

In thousands, except per share data

2005 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – January 31	76	$54.60		16,994
February 1 – February 28	245	$52.64	151	14,866
March 1 – March 31	422	$52.73	344	14,522

Total	743	$52.89	495

(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and PNC common stock purchased in connection with our various employee benefit plans.
(b)	Our prior stock repurchase program allowed us to purchase up to 20 million shares on the open market or in privately negotiated transactions and terminated on February 16, 2005. As of that date, a new program to purchase 15 million shares was authorized. This program will remain in effect until fully utilized or until modified, superseded or terminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 26, 2005 for the purpose of considering and acting upon the following matters: (1) the election of 16 directors to serve until the next annual meeting and until their successors are elected and qualified and (2) the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as PNC’s independent auditors for 2005.

Sixteen directors were elected and the aggregate votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominee	For	Against/Withheld
Paul W. Chellgren	234,819,845	8,963,343
Robert N. Clay	238,553,271	5,229,917
J. Gary Cooper	238,823,440	4,959,748
George A. Davidson, Jr.	238,397,932	5,385,256
Richard B. Kelson	236,000,151	7,783,037
Bruce C. Lindsay	239,645,935	4,137,253
Anthony A. Massaro	234,739,854	9,043,334
Thomas H. O’Brien	237,783,739	5,999,449
Jane G. Pepper	239,495,803	4,287,385
James E. Rohr	236,462,268	7,320,920
Lorene K. Steffes	239,611,300	4,171,888
Dennis F. Strigl	234,900,360	8,882,828
Stephen G. Thieke	239,637,693	4,145,495
Thomas J. Usher	233,355,337	10,427,851
Milton A. Washington	233,609,274	10,173,914
Helge H. Wehmeier	238,400,669	5,382,519

The Audit Committee’s selection of Deloitte & Touche LLP as PNC’s independent auditors for 2005 was ratified and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes
For	Against	Abstain
239,850,414	2,160,330	1,772,444

With respect to both of the preceding matters, holders of our common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 28, 2005 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power
Common Stock	1	282,985,715	282,985,715
$1.80 Cumulative Convertible Preferred Stock - Series A	8	8,040	64,320
$1.80 Cumulative Convertible Preferred Stock - Series B	8	2,128	17,024
$1.60 Cumulative Convertible Preferred Stock - Series C	4/2.4	160,841	268,068
$1.80 Cumulative Convertible Preferred Stock - Series D	4/2.4	217,227	362,045

Total possible votes			283,697,172	*

*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder’s preferred stock was convertible.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.33	2005 Form of director stock option agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Vice Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 450 Fifth Street NW, Washington, D.C. 20549. The Exhibits are also available as part of the Form 10-Q on or through PNC’s corporate website at www.pnc.com in the “For Investors” section. Shareholders may also receive copies, without charge, by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2005 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.
/s/ William S. Demchak
William S. Demchak Vice Chairman and Chief Financial Officer (Principal Financial Officer)

CORPORATE INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

(412) 762-2000

STOCK LISTING

The PNC Financial Services Group, Inc.’s common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com.

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You may obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on or through PNC’s corporate internet website at www.pnc.com in the “For Investors” section. Copies may also be obtained without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of PNC’s corporate website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics, our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance and Personnel and Compensation Committees (all of which are posted on the PNC website) may do so by sending their requests to Thomas R. Moore, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

INQUIRIES

For financial services call 1-888-PNC-2265. Individual shareholders should contact Shareholder Services at (800) 982-7652.

Analysts and institutional investors should contact William H. Callihan, Senior Vice President, Director of Investor Relations, at (412) 762-8257 or via e-mail at investor.relations@pnc.com.

News media representatives and others seeking general information should contact:

Brian Goerke, Director of External Communications, at (412) 762-4550 or via e-mail at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2005 Quarter
First	$57.57	$50.30	$51.48	$.50
2004 Quarter
First	$59.79	$52.68	$55.42	$.50
Second	56.00	50.70	53.08	.50
Third	54.22	48.90	54.10	.50
Fourth	57.64	50.70	57.44	.50

Total				$2.00

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