Form 10-Q
period 2005-09-30
PNC FINANCIAL SERVICES GROUP INC
filed 2005-11-07
CIK 713676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of October 31, 2005, there were 292,235,497 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2005 Third Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
FINANCIAL PERFORMANCE
Revenue
Net interest income (taxable-equivalent basis) (a)	$566	$498	$1,619	$1,480
Noninterest income	1,113	838	3,011	2,659

Total revenue	$1,679	$1,336	$4,630	$4,139

Net income	$334	$258	$970	$890

Per common share
Diluted earnings	$1.14	$.91	$3.35	$3.13

Cash dividends declared	$.50	$.50	$1.50	$1.50

SELECTED RATIOS
Net interest margin	2.96%	3.19%	2.99%	3.22%
Noninterest income to total revenue	67	63	65	64
Efficiency	69	74	69	68
Return on
Average common shareholders’ equity	16.13%	14.42%	16.49%	16.86%
Average assets	1.45	1.36	1.48	1.60

See page 35 for a glossary of certain terms used in this Report.

Certain prior period amounts included in these Consolidated Financial Highlights have been reclassified to conform with the current period presentation.

(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we have increased the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) on the Consolidated Income Statement.

The following is a reconciliation of net interest income as reported in the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net interest income, GAAP basis	$559	$491	$1,599	$1,466
Taxable-equivalent adjustment	7	7	20	14

Net interest income, taxable-equivalent basis	$566	$498	$1,619	$1,480

Unaudited	September 30 2005	December 31 2004	September 30 2004
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$93,241	$79,723	$77,298
Loans, net of unearned income	50,510	43,495	42,480
Allowance for loan and lease losses	634	607	581
Securities	20,658	16,761	16,824
Loans held for sale	2,377	1,670	1,582
Deposits	60,214	53,269	51,162
Borrowed funds	18,374	11,964	12,919
Allowance for unfunded loan commitments and letters of credit	79	75	96
Shareholders’ equity	8,317	7,473	7,312
Common shareholders’ equity	8,309	7,465	7,304
Book value per common share	28.54	26.41	25.89
Common shares outstanding (millions)	291	283	282
Loans to deposits	84%	82%	83%

ASSETS UNDER MANAGEMENT (billions)	$469	$383	$362

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$793	$721	$667
Custody assets	475	451	418

CAPITAL RATIOS
Tier 1 Risk-based	8.4%	9.0%	9.0%
Total Risk-based	12.5	13.0	12.5
Leverage	7.1	7.6	7.7
Tangible common	4.9	5.7	5.6
Common shareholders’ equity to assets	8.91	9.36	9.45

ASSET QUALITY RATIOS
Nonperforming assets to loans, loans held for sale and foreclosed assets	.29%	.39%	.42%
Nonperforming loans to loans	.25	.33	.35
Net charge-offs to average loans (for the three months ended)	.12	.13	.12
Allowance for loan and lease losses to loans	1.26	1.40	1.37
Allowance for loan and lease losses to nonperforming loans	499	424	393

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 6, 7, 8 and 9A of our 2004 Annual Report on Form 10-K (“2004 Form 10-K”). We have reclassified certain prior period amounts to conform with the current year presentation. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1 and 7 of our 2004 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 13 Business Segments in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States, operating businesses engaged in consumer banking, institutional banking, asset management and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky and the Washington, D.C. area. We also provide certain asset management and global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving growth in our various businesses underpinned by prudent management of risk, capital and expenses. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing convenient banking options, leading technological systems and a broad range of asset management products and services. We also intend to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have managed our interest rate risk to achieve a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by strong asset quality and significant flexibility to take advantage, where appropriate, of changing interest rates and to adjust to changing market conditions.

On October 11, 2005, we acquired Harris Williams & Co. (“Harris Williams”), one of the nation’s largest firms focused on providing merger and acquisition advisory and related services to middle market companies, including private equity firms and private and public companies. This acquisition should provide opportunities for commercial lending as well as wealth management and capital markets business growth. We expect Harris Williams to be accretive to our earnings immediately.

As previously reported, we successfully completed our acquisition of Riggs National Corporation (“Riggs”), a Washington, D.C.-based banking company, in May 2005. The transaction gives us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area. We include additional information on Riggs, as well as the first quarter 2005 acquisition of SSRM Holdings, Inc. (“SSRM”) by our majority-owned subsidiary, BlackRock, Inc. (“BlackRock”), in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

THE ONE PNC INITIATIVE

The One PNC initiative, which began in January 2005, is an ongoing, company-wide initiative with goals of moving closer to the customer, improving our overall efficiency and targeting resources to more value-added activities. PNC expects to realize $400 million of total pretax earnings benefit by 2007 from this initiative. As a result of this intensive process, we have reorganized our banking businesses to reduce bureaucracy and to better serve our customer base. The initiative has resulted in a simplified and a more centrally managed organization. As further described in our Current Report on Form 8-K dated September 30, 2005, our banking businesses have been reorganized into two units, Consumer Banking and Institutional Banking, and we have aligned our reporting accordingly. We include further details on this change under “Business Segment Highlights” in this Financial Review.

PNC plans to achieve approximately $300 million of cost savings initiatives through a combination of workforce reduction and other efficiency initiatives. Of the approximately 3,000 positions to be eliminated, approximately 1,800 had been eliminated as of September 30, 2005. We estimate that these changes will result in employee severance and other implementation costs of up to $85 million, including $44 million recognized during the third quarter of 2005. We expect that the remaining charges will be incurred during the fourth quarter of 2005 and through 2006.

In addition, PNC intends to achieve at least $100 million in net revenue growth through the implementation of various pricing and business growth enhancements driven by the One PNC initiative. Initiatives to achieve this growth are progressing according to plan. We expect to begin realizing a net financial benefit from the program in the fourth quarter of 2005, with a more significant impact in 2006.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,

•	Loan demand and utilization of credit commitments,

•	Interest rates, and the shape of the interest rate yield curve,

•	The performance of the capital markets, and

•	Customer demand for other products and services.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success for the remainder of 2005 and in 2006 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,

•	Successful execution of the One PNC initiative,

•	Growth in market share across businesses,

•	A sustained focus on expense management and improved efficiency,

•	Maintaining strong overall asset quality, and

•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended		Nine months ended
In millions, except for per share data	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004
Net income	$334	$258	$970	$890

Diluted earnings per share	$1.14	$.91	$3.35	$3.13

Return on
Average common shareholders’ equity	16.13%	14.42%	16.49%	16.86%
Average assets	1.45%	1.36%	1.48%	1.60%

Results for the first nine months of 2005 included the impact of the following items:

•	Implementation costs recognized in the third quarter totaling $29 million after-tax, or $.10 per diluted share, related to the One PNC initiative;

•	Integration costs of $19 million after-tax, or $.07 per diluted share, comprised of provision for credit losses, noninterest expense and deferred taxes, related to the acquisition of Riggs; and

•	The reversal of deferred tax liabilities that benefited earnings by $45 million, or $.16 per diluted share, in the first quarter related to our previously reported transfer of ownership in BlackRock from PNC Bank, National Association (“PNC Bank, N.A.”) to PNC Bancorp, Inc. that took place in January 2005.

Results for the first nine months and third quarter of 2004 reflected the impact of a charge totaling $42 million after taxes, or $.15 per diluted share, associated with initial expense recognition for the 2002 BlackRock Long-Term Retention and Incentive Plan (“LTIP”) during the third quarter of that year. We recognized after-tax LTIP charges of $23 million, or $.08 per diluted share, in the first nine months of 2005, including $8 million in the third quarter of 2005.

Our third quarter 2005 performance included the following accomplishments:

•	Taxable-equivalent net interest income increased $68 million, or 14%, compared with the third quarter of 2004 as increased earning assets and higher yields on assets more than offset a decrease in the net interest margin.

•	Average loans increased $7.7 billion, or 18%, compared with the third quarter of 2004, driven by targeted sales efforts and the impact of Riggs.

•	Average deposits increased $9.2 billion, or 18%, compared with the prior year third quarter, driven by higher certificates of deposit, money market and demand deposit balances, including the impact of Riggs. Average interest-bearing deposits increased 21% and average demand and other noninterest-bearing deposits increased 10% compared with the third quarter of 2004.

•	Noninterest income increased 33% compared with the third quarter of 2004 driven by higher asset management fees, increased banking fees, higher trading revenues and higher equity management revenue. These factors were partially offset by net securities losses in the third quarter of 2005 compared with net securities gains in the third quarter of 2004.

•	Noninterest expense rose $175 million, or 18%, in the third quarter of 2005 compared with the prior year third quarter. Noninterest expense for the third quarter of 2005 included $211 million of BlackRock operating expenses (including $16 million of LTIP expenses), $44 million of One PNC initiative charges, and $47 million of Riggs expenses. Third quarter 2004 noninterest expense included $190 million of BlackRock operating expenses (including $96 million of LTIP charges).

•	Asset quality remained very strong. The ratio of nonperforming loans to total loans fell to .25% at September 30, 2005 from .35% at September 30, 2004 and the ratio of nonperforming assets to total assets declined to .17% from .24% in the same comparison.

BALANCE SHEET HIGHLIGHTS

Total assets were $93.2 billion at September 30, 2005. Total average assets were $87.4 billion for the first nine months of 2005 compared with $74.1 billion for the first nine months of 2004. This increase was primarily attributable to a $11.0 billion increase in interest-earning assets. An increase of $6.6 billion in average loans was the primary factor for the increase in average interest-earning assets. In addition, average total securities increased $3.0 billion in the first nine months of 2005 compared with the prior year period. We do not expect balance sheet growth to continue at this pace.

Average total loans were $46.9 billion for the first nine months of 2005 and $40.2 billion in the first nine months of 2004. This increase was driven by continued improvements in market loan demand and targeted sales efforts across our banking businesses, as well as the Riggs acquisition. The increase in average total loans reflected growth in commercial loans of approximately $2.6 billion, consumer loans of approximately $2.4 billion and residential mortgages of approximately $2.0 billion, partially offset by a $.6 billion decline in lease financing loans. During the second quarter of 2004, we sold our vehicle leasing portfolio as more fully described in our 2004 Form 10-K.

Loans represented 65% of average interest-earning assets for the first nine months of 2005 and 66% for the first nine months of 2004.

Average securities totaled $18.8 billion for the first nine months of 2005 and $15.8 billion for the first nine months of 2004. Of this increase, $2.1 billion was attributable to increases in mortgage-backed, asset-backed and other debt securities. The increase in the 2005 period also reflected the impact of Riggs. Securities comprised 26% of average interest-earning assets for the first nine months of 2005 and 2004.

Average total deposits were $56.6 billion for the first nine months of 2005, an increase of $7.6 billion over the first nine months of 2004. The increase in average total deposits was driven primarily by the impact of higher certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. The increase in the 2005 period also reflected the impact of Riggs. Average total deposits represented 65% of total sources of funds for the first nine months of 2005 and 66% for the first nine months of 2004. Average transaction deposits were $38.7 billion for the first nine months of 2005 compared with $35.5 billion for the first nine months of 2004.

Average borrowed funds were $16.2 billion for the first nine months of 2005 and $12.5 billion for the first nine months of 2004. The following contributed to this increase:

•	Our issuance of $500 million of subordinated bank notes in September 2005, senior bank note issuances totaling $500 million in July 2005 and $75 million in August 2005, $1 billion of Federal Home Loan Bank advances in June 2005, $700 million of senior notes and $350 million of senior bank notes in March 2005, $500 million of subordinated bank notes in December 2004, and $500 million of senior bank notes in September 2004,

•	The assumption of approximately $345 million of subordinated debt with the Riggs acquisition,

•	BlackRock’s issuance of $250 million of convertible debentures in February 2005, and

•	An increase in short-term borrowings to fund asset growth.

These increases were partially offset by senior bank note maturities in May 2005, subordinated debt maturities in April 2005, and senior debt maturities in October 2004.

Shareholders’ equity totaled $8.3 billion at September 30, 2005, compared with $7.5 billion at December 31, 2004. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings for the first nine months of 2005 were $1.095 billion compared with $921 million for the first nine months of 2004. Total business segment earnings were $383 million for the third quarter of 2005 and $265 million for the third quarter of 2004. A summary of results for both the first nine months and third quarter of 2005 compared with the prior year periods follows. Further analysis of business segment results for the nine-month comparison is found on pages 16 through 23.

During the third quarter of 2005 we reorganized our banking businesses into two units, Consumer Banking and Institutional Banking, aligning our reporting with our client base and with the organizational changes we made in connection with the One PNC initiative. The Consumer Banking business segment comprises consumer and small business customers. The Institutional Banking business segment includes middle market and corporate customers. Amounts previously reported under Regional Community Banking, Wholesale Banking and PNC Advisors have been reclassified to reflect this new reporting structure. Intercompany eliminations and other adjustments made to combine Regional Community Banking and PNC Advisors for prior periods were not significant. Our Current Report on Form 8-K dated September 30, 2005 contains additional information regarding this new reporting structure.

Consumer Banking

Consumer Banking earnings for the first nine months of 2005 totaled $487 million compared with $443 million for the first nine months of 2004. Continued organic customer growth and the Riggs acquisition have driven a growing balance sheet and a 5% revenue increase. These positive results, combined with a sustained focus on expense management and credit quality, drove the 10% increase in earnings.

Earnings from Consumer Banking totaled $176 million for the third quarter of 2005 compared with $158 million for the third quarter of 2004. The 11% increase in earnings compared with the third quarter of 2004 was driven by improved taxable-equivalent net interest income and fee income, continued customer and balance sheet growth and a sustained focus on expense management. Checking relationships as of September 30, 2005 grew 10% compared with September 30, 2004, while average loans grew 15% and average deposits grew 13% for the third quarter of 2005 compared with the third quarter of 2004.

Institutional Banking

Earnings from Institutional Banking were $372 million for the first nine months of 2005 and $335 million for the first nine months of 2004. In addition to the impact of higher taxable-equivalent net interest income driven by loan growth, the increased earnings compared with a year ago reflected the benefit of a higher negative provision for credit losses resulting from a $53 million loan recovery recorded during the second quarter of 2005. Those factors were partially offset by lower net gains from institutional loans held for sale.

Institutional Banking earned $118 million for the third quarter of 2005 compared with $100 million for the third quarter of 2004. The higher earnings compared with the prior year quarter resulted from higher net gains on commercial mortgage loan sales, higher fees related to commercial mortgage servicing activities, increased client-related trading and other capital markets revenues and higher taxable-equivalent net interest income.

BlackRock

BlackRock earnings totaled $161 million for the first nine months of 2005 compared with $93 million for the first nine months of 2004. Earnings for the first nine months of 2005 included $44 million of pretax LTIP expenses and nonrecurring pretax expenses of $9 million associated with the

SSRM acquisition. Results for both the first nine months and third quarter of 2004 included a $91 million pretax impact of the LTIP charge recorded in the third quarter of that year representing the initial expense recognition for the LTIP. In addition, results for the first nine months of 2004 included a $9 million net income benefit recognized during the first quarter of that year associated with the resolution of an audit performed by New York State on state income tax returns filed from 1998 through 2001.

BlackRock reported earnings of $61 million for the third quarter of 2005 compared with a net loss of $10 million for the third quarter of 2004. In addition to the comparative impact of the LTIP charge in the third quarter of 2004 referred to above, higher earnings in the 2005 quarter reflected higher advisory fees driven by a growing base of assets under management as well as strong sales of the BlackRock Solutions® risk analytics platform. These factors more than offset the increase in expense due to higher staffing levels following the SSRM acquisition, higher incentive compensation, including $14 million of pretax LTIP expenses, and higher general and administrative expense. BlackRock’s assets under management increased to a record $428 billion at September 30, 2005 compared with $342 billion at December 31, 2004, primarily due to the SSRM acquisition and new business.

PNC owns approximately 70% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 30% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Income Statement. BlackRock financial information included in the Financial Review section of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $4.0 billion at September 30, 2005 while the book value at that date was approximately $660 million.

PFPC

PFPC earnings totaled $75 million for the first nine months of 2005 and $50 million for the first nine months of 2004. Earnings from PFPC totaled $28 million for the third quarter of 2005 and $17 million for the third quarter of 2004. Higher earnings for both 2005 periods were attributable to improved operating leverage and strong performances from custody services, securities lending and managed account services operations, as well as reduced intercompany debt financing costs. In addition, earnings for the third quarter of 2005 included a $3 million tax benefit that was identified as part of the One PNC initiative. PFPC’s accounting/administration net fund assets increased 19% and custody fund assets increased 14% as of September 30, 2005 compared with the balances at September 30, 2004. The increases were driven by new business and asset inflows from existing customers, as well as comparatively favorable market conditions.

Other

For the first nine months of 2005, “Other” reported a net loss of $76 million compared with a net loss of $4 million for the first nine months of 2004. The higher net loss in the first nine months of 2005 was primarily due to the following:

•	Net securities losses amounting to $24 million after-tax in 2005 compared with $29 million of after-tax net securities gains in the prior year period,

•	Third quarter 2005 implementation costs related to the One PNC initiative totaling $29 million after-tax,

•	Riggs acquisition integration costs recognized in 2005 totaling $19 million after-tax in 2005, and

•	The impact of the $22 million after-tax gain on the sale of our modified coinsurance contracts recognized in 2004.

These factors were partially offset by the first quarter 2005 benefit of the $45 million deferred tax liability reversal related to our investment in BlackRock, as described further above under “Summary Financial Results,” and higher trading revenue and equity management gains in the first nine months of 2005.

“Other” for the third quarter of 2005 reflected a net loss of $30 million compared with a net loss of $10 million in the third quarter of 2004. Third quarter 2005 results included the impact of implementation costs related to the One PNC initiative referred to above, partially offset by higher revenue from trading activities in the 2005 third quarter compared with the prior year quarter.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended		Nine months ended
Dollars in millions	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004
Taxable-equivalent net interest income	$566	$498	$1,619	$1,480

Net interest margin	2.96%	3.19%	2.99%	3.22%

We provide a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis in the Consolidated Financial Highlights section on page 1 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources. See Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included on pages 61 and 62 of this Report for additional information.

The increase in taxable-equivalent net interest income in both comparisons above reflected the impact of higher average interest-earning assets in 2005 driven by organic growth and the Riggs acquisition, partially offset by higher costs of deposits.

The following factors contributed to the decline in net interest margin for the first nine months of 2005 compared with the first nine months of 2004:

•	An increase in the average rate paid on deposits of 88 basis points for the first nine months of 2005 compared with the 2004 period. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 128 basis points, reflecting the increase in short-term interest rates that began in mid-2004.

•	An increase in the average rate paid on borrowed funds of 123 basis points for the first nine months of 2005 compared with the first nine months of 2004.

•	By comparison, the yield on interest-earning assets increased only 62 basis points.

•	Higher balances of interest-earning trading assets, which negatively affected the overall yield on interest-earning assets.

The following factors contributed to the decline in net interest margin for the third quarter of 2005 compared with the prior year third quarter:

•	An increase in the average rate paid on deposits of 106 basis points for the third quarter of 2005 compared with the third quarter of 2004. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 150 basis points, reflecting the increase in short-term interest rates that began in mid-2004.

•	An increase in the average rate paid on borrowed funds of 134 basis points for the third quarter of 2005 compared with the prior year quarter.

•	By comparison, the yield on interest-earning assets increased only 79 basis points.

•	Higher balances of interest-earning trading assets.

In both the first nine months and third quarter comparisons, the factors outlined above more than offset the effect of the increased benefit of noninterest-bearing sources of funds in 2005.

While we expect our net interest margin to remain relatively stable in 2006, we also expect an increase in taxable-equivalent net interest income in 2006 compared with 2005.

PROVISION FOR CREDIT LOSSES

The provision for credit losses decreased $36 million, to a negative provision of $3 million, for the first nine months of 2005 compared with the first nine months of 2004. The decline in the provision for credit losses was primarily due to the benefit of a $53 million loan recovery in the second quarter of 2005 resulting from a litigation settlement, in addition to continued improvement in asset quality. The improved credit quality reflected a decline in nonperforming loans. The favorable impact of these factors on the provision was partially offset by the impact of total average loan growth in the first nine months of 2005 compared with the prior year period.

For the third quarter of 2005, the provision for credit losses increased $3 million, to $16 million, compared with the prior year quarter. This increase reflected the impact of total average loan growth in 2005 that more than offset improved asset quality.

We expect loan growth to continue to impact the provision during the remainder of 2005 and into 2006. In addition, we do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong for at least the near term. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $3.011 billion for the first nine months of 2005, an increase of $352 million compared with the first nine months of 2004. For the third quarter of 2005, noninterest income totaled $1.113 billion compared with $838 million for the third quarter of 2004. In both comparisons with 2004, higher asset management fees was the largest factor in the increases, driven largely by BlackRock’s acquisition of SSRM in January 2005. In addition, noninterest income in both 2005 periods reflected increases in all other major categories other than net securities losses in the 2005 periods compared with gains in the 2004 periods and slightly lower corporate services revenue in the nine-month comparison.

Additional analysis

Combined asset management and fund servicing fees amounted to $1.669 billion for the first nine months of 2005 compared with $1.352 billion for the first nine months of

2004. For the third quarter of 2005, combined asset management and fund servicing fees were $582 million compared with $443 million in the prior year third quarter. The increases in both comparisons reflected the impact of the first quarter 2005 SSRM acquisition and other growth in assets managed and serviced.

Assets under management at September 30, 2005 totaled $469 billion compared with $362 billion at September 30, 2004. The acquisition of SSRM added $50 billion of assets under management during the first quarter of 2005. PFPC provided fund accounting/administration services for $793 billion of net fund investment assets and provided custody services for $475 billion of fund investment assets at September 30, 2005, compared with $667 billion and $418 billion, respectively, at September 30, 2004. These increases were driven by new business and asset inflows from existing customers, as well as comparatively favorable market conditions.

Service charges on deposits increased $12 million for the first nine months of 2005 and $8 million for the third quarter of 2005 compared with the corresponding prior year periods. Although growth in service charges has been limited due to our offering of free checking in both the consumer and small business channels, free checking has positively impacted customer and demand deposit growth as well as other deposit-related fees.

Brokerage fees increased $2 million, to $168 million, for the first nine months of 2005 compared with the prior year period. For the third quarter of 2005, brokerage fees increased $4 million, to $56 million, compared with the third quarter of 2004. The increase in both comparisons was primarily due to higher mutual fund-related revenues during 2005.

Consumer services fees increased $19 million, to $215 million, in the first nine months of 2005 compared with the first nine months of 2004. For the third quarter of 2005, consumer services fees increased $9 million compared with the prior year quarter. Higher fees in both comparisons reflected additional fees from debit card transactions primarily due to higher volumes and the Riggs acquisition, partially offset by lower ATM surcharge revenue from changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue declined $2 million for the first nine months of 2005 compared with the first nine months of 2004 and increased $27 million in the third quarter of 2005 compared with the third quarter of 2004. Lower net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale impacted the nine-month comparison with a $44 million decline and the third quarter comparison with a $3 million decline. Our liquidation of institutional loans held for sale is essentially complete. The first nine months and third quarter of 2005 each benefited by the impact of higher net gains on commercial mortgage loan sales, higher fees related to commercial mortgage servicing activities, increased loan syndication fees and higher capital markets revenues compared with the respective prior year periods.

Equity management (private equity) net gains on portfolio investments totaled $80 million for the first nine months of 2005 and $58 million for the first nine months of 2004. Such gains totaled $36 million for the third quarter of 2005 compared with $16 million for the third quarter of 2004.

Net securities losses amounted to $37 million for the first nine months of 2005 compared with net securities gains of $45 million in the first nine months of 2004. For the third quarter of 2005, net securities losses totaled $2 million, compared with net securities gains of $16 million in the prior year quarter. Our discussion under the Consolidated Balance Sheet Review section of this Financial Review of actions taken during the second quarter of 2005 regarding our securities portfolio provides additional information on the 2005 net securities losses.

Noninterest revenue from trading activities totaled $108 million for the first nine months of 2005 and $69 million for the first nine months of 2004. For the third quarter of 2005, noninterest revenue from trading activities was $47 million, compared with $16 million in the prior year third quarter. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income increased $25 million, to $258 million, in the first nine months of 2005 compared with the first nine months of 2004. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Other noninterest income for the first nine months of 2005 included a $16 million gain related to a contribution of BlackRock stock to the PNC Foundation, a transaction that also impacted noninterest expense; a $10 million settlement received in connection with a PFPC contractual matter during the first quarter of 2005; income related to the 2005 SSRM acquisition; and higher dividends and other income related to equity investments. These factors more than offset the impact of the following pretax gains in 2004, as described in more detail in our 2004 Form 10-K:

•	A first quarter $34 million gain related to the sale of our modified coinsurance contracts,

•	A second quarter $13 million gain recognized in connection with BlackRock’s sale of its interest in Trepp LLC, and

•	A first quarter $10 million gain related to the sale of certain investment consulting activities of the Hawthorn unit of Consumer Banking.

Other noninterest income increased $55 million in the third quarter of 2005 compared with the third quarter of 2004. Additional income in 2005 related to the SSRM acquisition was the primary reason for the increase, along with the $16 million gain related to the PNC Foundation contribution referred to above.

PRODUCT REVENUE

Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as revenue from customer deposit balances, totaled $305 million for the first nine months of 2005 and $274 million for the first nine months of 2004. For the third quarter of 2005, consolidated revenue totaled $105 million compared with $95 million in the third quarter of 2004. The increased revenue in both 2005 periods reflected the longer-term nature of treasury management deposits along with the rising interest rate environment, strong deposit growth, continued expansion and client utilization of commercial card services and a steady increase in business-to-business processing volumes. The acquisition of Riggs also contributed to the revenue growth in 2005, particularly in the third quarter.

Consolidated revenue from capital markets was $113 million for the first nine months of 2005, compared with $96 million in the first nine months of 2004. Consolidated revenue from capital markets totaled $42 million for the third quarter of 2005 and $27 million for the prior year third quarter. Increases in loan syndication fees and client-related trading revenue drove the increase in capital markets revenue in both comparisons.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees as well as revenue from servicing portfolio deposit balances, totaled $94 million for the first nine months of 2005 and $81 million for the first nine months of 2004. Midland’s revenue totaled $35 million for the third quarter of 2005 compared with $30 million for the third quarter of 2004. The revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

Consolidated revenue from equipment leasing products was $52 million for the first nine months of 2005 and $63 million for the first nine months of 2004. For the third quarter of 2005, consolidated revenue from equipment leasing products was $16 million compared with $21 million in the prior year quarter. The declines in both comparisons were primarily due to the interest cost of funding the potential tax exposure on the cross-border leasing portfolio. See Cross-Border Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of this Financial Review for further information.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,

•	Credit life,

•	Health,

•	Disability, and

•	Commercial lines coverage.

Client segments served by these insurance solutions include those in Consumer Banking and Institutional Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue from these products of $46 million in the first nine months of 2005 and $50 million in the first nine months of 2004. Revenue for the third quarter of 2005 totaled $15 million compared with $17 million for the third quarter of 2004. The decrease in both comparisons reflected a decline in annuity fee revenue.

Through our subsidiary company, PNC Insurance Corp., we act as a reinsurer for consumer credit insurance provided to customers of our subsidiaries. Additionally, through PNC Insurance Corp. and Alpine Indemnity Limited, we write, assume and cede insurance for property, workers’ compensation, commercial general liability and automobile liability of PNC and its affiliates.

In the normal course of business PNC Insurance Corp. and Alpine Indemnity Limited maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments.

NONINTEREST EXPENSE

Year-to-date September 30, 2005 and 2004

Total noninterest expense was $3.191 billion for the first nine months of 2005, an increase of $405 million compared with the first nine months of 2004. The efficiency ratio was 69% for the first nine months of 2005 compared with 68% for the first nine months of 2004.

Noninterest expense for the first nine months of 2005 included the following:

•	An increase of $207 million in BlackRock operating expenses, excluding the LTIP expenses detailed below, that reflected the impact of costs resulting from the first quarter 2005 SSRM acquisition and other investments to fund growth;

•	Costs totaling approximately $87 million resulting from our second quarter acquisition of Riggs, including approximately $15 million of integration costs;

•	BlackRock LTIP charges of $48 million;

•	Implementation costs totaling $44 million related to the One PNC initiative; and

•	A $20 million contribution of BlackRock stock to the PNC Foundation.

The impact of the Riggs and One PNC initiative costs was reflected in several noninterest expense items in the Consolidated Income Statement.

Noninterest expense for the first nine months of 2004 included a $96 million charge associated with the BlackRock LTIP and conversion-related and other nonrecurring costs totaling approximately $11 million related to our acquisition of United National Bancorp, Inc.

Apart from the impact of these items, noninterest expense increased $106 million, or 4%, in the first nine months of 2005 compared with the same period in 2004. The higher expenses were driven by increased sales incentives and the increased impact of expensing stock options. See Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Part I, Item 1 of this Report for additional information on our accounting for employee and director stock options.

Third quarter 2005 and 2004

Total noninterest expense was $1.156 billion for the third quarter of 2005 and $981 million for the third quarter of 2004. The efficiency ratio was 69% for the third quarter of 2005 compared with 74% for the prior year quarter.

Noninterest expense for the third quarter of 2005 included the following:

•	An increase of $101 million in BlackRock operating expenses excluding LTIP,

•	Approximately $47 million of Riggs-related expenses,

•	One PNC initiative implementation charges totaling $44 million,

•	A $20 million BlackRock stock contribution to the PNC Foundation, and

•	$16 million of BlackRock LTIP charges.

Expenses for the third quarter of 2004 included the $96 million BlackRock LTIP charge referred to previously. Apart from the impact of these items, noninterest expense for the third quarter of 2005 increased $43 million, or 5%, over the prior year quarter.

Excluding costs associated with acquisitions next year, such as the costs added as a result of the Harris Williams acquisition, we expect that total noninterest expense for full-year 2006 will be comparable to our anticipated total noninterest expense for full-year 2005.

Period-end employees totaled 25,369 at September 30, 2005 (comprised of 23,811 full-time and 1,558 part-time) compared with 25,874 at June 30, 2005 (comprised of 24,397 full-time and 1,477 part-time) and 24,218 at December 31, 2004 (comprised of 22,742 full-time and 1,476 part-time). The majority of our part-time employees are in Consumer Banking. The declines compared with June 30, 2005 were primarily due to the impact of the One PNC initiative. The increase compared with year-end 2004 was primarily attributable to increases related to our Riggs acquisition and BlackRock’s acquisition of SSRM, partially offset by a decline in other areas.

EFFECTIVE TAX RATE

Our effective tax rate for the first nine months of 2005 was 29.7% compared with 31.5% for the first nine months of 2004. The decrease in the effective rate for the first nine months of 2005 was primarily attributable to the impact of the reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million, or $.16 per diluted share. See Note 2 Acquisitions included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. This reduction in the effective tax rate for the first nine months of 2005 was partially offset by a $6 million increase in deferred state income taxes, net of the federal income tax benefit, related to the Riggs acquisition recorded during the second quarter.

The effective tax rate for the first nine months of 2004 was favorably impacted by the $9 million tax benefit recorded in the first quarter of 2004 as a result of resolving a BlackRock New York State audit and a $14 million third quarter 2004 reduction in income tax expense following our determination that we no longer required an income tax reserve related to bank-owned life insurance.

For the third quarter of 2005, our effective tax rate was 30.4% compared with 26.9% for the third quarter of 2004. The effective tax rate for each quarter was lower than would otherwise be expected for the following reasons:

•	The third quarter 2005 effective tax rate was impacted by adjustments related to completion of our 2004 federal income tax return; the effect of contributing BlackRock stock to the PNC Foundation; and a decrease in the tax rate at PFPC resulting from changes in the way income is apportioned for state tax purposes. These items in the aggregate totaled $17 million.

•	The third quarter 2004 effective tax rate included the $14 million item referred to in the nine-month comparison above.

CONSOLIDATED BALANCE SHEET REVIEW

BALANCE SHEET DATA

In millions	September 30 2005	December 31 2004
Assets
Loans, net of unearned income	$50,510	$43,495
Securities available for sale and held to maturity	20,658	16,761
Loans held for sale	2,377	1,670
Other	19,696	17,797

Total assets	$93,241	$79,723
Liabilities
Funding sources	$78,588	$65,233
Other	5,741	6,513

Total liabilities	84,329	71,746
Minority and noncontrolling interests in consolidated entities	595	504
Total shareholders’ equity	8,317	7,473

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$93,241	$79,723

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 40 of this Report.

Higher total assets at September 30, 2005 compared with the balance at December 31, 2004 were driven by the impact of the Riggs acquisition, loan growth resulting from continued improvements in market loan demand and higher securities balances that reflected normal portfolio activity.

An analysis of changes in certain balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $7.0 billion, to $50.5 billion at September 30, 2005, compared with the balance at December 31, 2004. The impact of our Riggs acquisition added $2.7 billion of loans as of September 30, 2005. Improvements in market loan demand, in addition to targeted sales efforts across our banking businesses, drove the remainder of the increase in total loans.

Details Of Loans

In millions	September 30 2005	December 31 2004
Commercial
Retail/wholesale	$5,114	$4,961
Manufacturing	4,321	3,944
Other service providers	2,173	1,787
Real estate related	2,492	2,104
Financial services	1,297	1,145
Health care	608	560
Other	4,098	2,937

Total commercial	20,103	17,438

Commercial real estate
Real estate projects	2,147	1,460
Mortgage	779	520

Total commercial real estate	2,926	1,980

Equipment lease financing	3,721	3,907

Total commercial lending	26,750	23,325

Consumer
Home equity	13,722	12,734
Automobile	931	836
Other	2,232	2,036

Total consumer	16,885	15,606

Residential mortgage	7,156	4,772
Vehicle lease financing	101	189
Other	474	505
Unearned income	(856)	(902)

Total, net of unearned income	$50,510	$43,495

Supplement Loan Information
Loans excluding conduit	$47,889	$41,243
Market Street Funding Corporation conduit	2,621	2,252

Total loans	$50,510	$43,495

As the table above indicates, the loans that we hold continued to be diversified among numerous industries and types of businesses. The loans that we hold are also diversified across the geographic areas where we do business.

Commercial Lending Exposure (a)(b)

	September 30 2005	December 31 2004
Investment grade or equivalent
$50 million or greater	16%	16%
$25 million to < $50 million	16%	16%
<$25 million	16%	15%
Non-investment grade
$50 million or greater	2%	2%
$25 million to < $50 million	13%	11%
<$25 million	37%	40%

Total	100%	100%

(a)	These statistics exclude the loans of Market Street Funding Corporation. The facilities extended by Market Street represent pools of granular obligations, structured to avoid excessive concentration of credit risk such that they attract an investment grade rating. See Note 15 Subsequent Events in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding the October 2005 deconsolidation of Market Street.
(b)	Exposure represents the sum of all loans, leases, commitments and letters of credit.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $509 million, or 80%, of the total allowance for loan and lease losses at September 30, 2005 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,

•	Regional and national economic conditions,

•	Business segment and portfolio concentrations,

•	Industry competition and consolidation,

•	The impact of government regulations, and

•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	September 30 2005	December 31 2004
Commercial	$23,100	$20,969
Consumer	9,268	7,655
Commercial real estate	2,290	1,199
Other	603	483

Total	$35,261	$30,306

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.8 billion at September 30, 2005 and $6.7 billion at December 31, 2004.

The increase in consumer net unfunded commitments at September 30, 2005 compared with the balance at December 31, 2004 was primarily due to net unfunded commitments related to growth in home equity loans.

Unfunded credit commitments related to Market Street Funding Corporation totaled $1.0 billion at September 30, 2005 and $962 million at December 31, 2004 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and Note 6 Variable Interest Entities and Note 15 Subsequent Events in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding Market Street.

In addition to credit commitments, our net outstanding standby letters of credit totaled $3.8 billion at September 30, 2005 and $3.7 billion at December 31, 2004. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Cross-Border Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.7 billion at September 30, 2005 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We no longer enter into cross-border lease transactions.

Aggregate residual value at risk on the total commercial lease portfolio at September 30, 2005 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions.

Upon completing examination of our 1998-2000 consolidated federal income tax returns, on June 20, 2005 the IRS provided us with an examination report which proposes increases in our tax liability, principally arising from adjustments to several of our cross-border lease transactions.

The proposed adjustments would reverse the tax treatment of these transactions as we reported them on our filed tax returns. We believe the method we used to report these transactions is supported by appropriate tax law and have filed a protest of the IRS examination findings with the IRS appeals office. While we cannot predict with certainty the result of filing the protest, any resolution would most likely involve a change in the timing of tax deductions which, in turn, depending on the exact resolution, could significantly impact the economics of these transactions. The IRS has begun an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again make adjustments to the cross-border lease transactions referred to above as well as to new cross-border lease transactions entered into during those years. We believe our reserves for these exposures were adequate at September 30, 2005.

Further, the Financial Accounting Standards Board (“FASB”) has issued a proposed staff position to consider whether any change in the timing of tax benefits associated with these types of transactions should result in a recalculation under Statement of Financial Accounting Standards No. (“SFAS”) 13, “Accounting for Leases,” and whether a lessor should re-evaluate the classification of a leveraged lease when a recalculation of the lease is performed. If the FASB ultimately adopts the guidance as proposed, a cumulative adjustment in the period of change which could be material and future adjustments to earnings could be required. However, under the leveraged leasing accounting rules, any reductions in earnings from the change in timing of tax deductions should be recovered in future years.

In addition to the transactions referred to above, three lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. These partnerships are under audit by the IRS. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
September 30, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,376	$4,319
Mortgage-backed	13,030	12,843
Commercial mortgage-backed	1,663	1,636
Asset-backed	1,523	1,517
State and municipal	163	163
Other debt	87	86
Corporate stocks and other	93	94

Total securities available for sale	$20,935	$20,658

December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735	$4,722
Mortgage-backed	8,506	8,433
Commercial mortgage-backed	1,380	1,370
Asset-backed	1,910	1,901
State and municipal	175	176
Other debt	33	33
Corporate stocks and other	123	125

Total securities available for sale	$16,862	$16,760

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$1	$1

Total securities held to maturity	$1	$1

(a)	Securities held to maturity at September 30, 2005 were less than $1 million.

Securities represented 22% of total assets at September 30, 2005 and 21% of total assets at December 31, 2004. The increase in total securities compared with December 31, 2004 was primarily due to the acquisition of Riggs and normal portfolio activity.

At September 30, 2005, the securities available for sale balance included a net unrealized loss of $277 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2004 was a net unrealized loss of $102 million. The increase in the net unrealized loss at September 30, 2005 reflected the impact of increases in interest rates during the first nine months of 2005, partially offset by the sales of securities during the second quarter of 2005 as discussed below.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

As described in more detail in our second quarter 2005 Form 10-Q, in late April and early May 2005 we sold $2.1 billion of securities available for sale and terminated $1.0 billion of resale agreements that were most sensitive to extension risk due to rising short-term interest rates. We also purchased $2.1 billion of securities with higher yields and lower extension risk. These transactions resulted in realized net securities and other losses of approximately $31 million, which are included in our results of operations for the first nine months of 2005.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after September 30, 2005, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the balance at September 30, 2005. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 3 years and 11 months at September 30, 2005 and 2 years and 8 months at December 31, 2004.

We estimate that at September 30, 2005 the effective duration of securities available for sale is 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2004 were 2.7 years and 2.3 years, respectively.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.7 billion at September 30, 2005 and $1.1 billion at December 31, 2004 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the Other noninterest income line item in our Consolidated Income Statement and in the results for the Consumer Banking business segment.

See “Institutional Banking” in the Business Segments Review section of this Financial Review regarding net gains in excess of valuation adjustments related to our remaining institutional loans held for sale.

OTHER ASSETS

The increase of $1.9 billion in “Assets-Other” in the preceding “Balance Sheet Data” table includes the impact of an increase in goodwill and other intangible assets. Goodwill and other intangible assets recognized in connection with the Riggs acquisition totaled $507 million. Goodwill and other intangible assets recorded in connection with the SSRM acquisition totaled $311 million. See Note 5 Goodwill And Other Intangible Assets in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

In millions	September 30 2005	December 31 2004
Deposits
Money market	$25,552	$21,250
Demand	16,566	15,996
Retail certificates of deposit	12,522	9,969
Savings	2,470	2,851
Other time	1,911	833
Time deposits in foreign offices	1,193	2,370

Total deposits	60,214	53,269

Borrowed funds
Federal funds purchased	1,477	219
Repurchase agreements	2,054	1,376
Bank notes and senior debt	3,475	2,383
Subordinated debt	4,506	4,050
Commercial paper	3,447	2,251
Other borrowed funds	3,415	1,685

Total borrowed funds	18,374	11,964

Total	$78,588	$65,233

Various seasonal and other factors impact our period-end deposit balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above) are more indicative of underlying business trends. The increase in deposits as of September 30, 2005 reflected the impact of the Riggs acquisition as well as sales and retention efforts related to core deposits.

Higher borrowed funds at September 30, 2005 were driven in part by the following:

•	Our issuance of $500 million of subordinated bank notes in September 2005,

•	Senior bank note issuances totaling $500 million in July 2005 and $75 million in August 2005,

•	The issuance of $1 billion of Federal Home Loan Bank advances in June 2005,

•	Our issuance of $700 million of senior debt and $350 million of senior bank notes in March 2005,

•	BlackRock’s $250 million convertible debenture issuance in February 2005 primarily in connection with its SSRM acquisition,

•	The assumption of approximately $345 million of subordinated debt with the acquisition of Riggs, and

•	Higher short-term borrowings to fund asset growth.

These factors were partially offset by maturities of $750 million of senior bank notes and $350 million of subordinated debt during the first nine months of 2005.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $.8 billion in total shareholders’ equity at September 30, 2005 compared with December 31, 2004 reflected the impact of earnings and the issuance of shares from treasury in connection with the Riggs acquisition.

Common shares outstanding at September 30, 2005 were 291.1 million, an increase of 8.5 million over December 31, 2004. We issued approximately 6.6 million shares of common stock during the second quarter of 2005 in connection with the Riggs acquisition.

We purchased .5 million common shares at a total cost of $26 million under both our prior and current common stock repurchase programs during the first nine months of 2005, all of which occurred during the first quarter. Our current program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit rating. The impact on our capital of the Riggs and SSRM acquisitions, when combined with the capital requirements to expand our business, has restricted and will continue to restrict share repurchases over the next several quarters.

Risk-Based Capital

Dollars in millions	September 30 2005	December 31 2004
Capital components
Shareholders’ equity
Common	$8,309	$7,465
Preferred	8	8
Trust preferred capital securities (a)	1,417	1,194
Minority interest	271	226
Goodwill and other intangibles	(3,927)	(3,112)
Net unrealized securities losses	180	66
Net unrealized losses (gains) on cash flow hedge derivatives	15	(6)
Equity investments in nonfinancial companies	(42)	(32)
Other, net	(12)	(15)

Tier 1 risk-based capital	6,219	5,794
Subordinated debt	2,315	1,924
Eligible allowance for credit losses	714	683

Total risk-based capital	$9,248	$8,401

Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$73,832	$64,539
Adjusted average total assets	87,350	75,757

Capital ratios
Tier 1 risk-based	8.4%	9.0%
Total risk-based	12.5	13.0
Leverage	7.1	7.6
Tangible common	4.9	5.7

(a)	See Note 18 Capital Securities Of Subsidiary Trusts in the Notes To Consolidated Financial Statements in our 2004 Form 10-K regarding the deconsolidation of trust preferred securities at December 31, 2003 under GAAP. However, these securities remained a component of Tier 1 risk-based capital at September 30, 2005 and December 31, 2004 based upon guidance provided to bank holding companies from the Federal Reserve.

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The declines in the capital ratios at September 30, 2005 compared with the ratios at December 31, 2004 were primarily caused by the addition of goodwill and other intangible assets associated with the Riggs and SSRM acquisitions. At September 30, 2005, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Further information on these types of activities is included in Note 14 Commitments And Guarantees included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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

At September 30, 2005, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
September 30, 2005
Market Street Funding Corporation (a)	$3,007	$3,007
Partnership interests in low income housing projects	705	705
Other	28	25

Total consolidated VIEs	$3,740	$3,737

December 31, 2004
Market Street Funding Corporation	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10

Total consolidated VIEs	$2,684	$2,681

(a)	In October 2005, Market Street Funding Corporation was restructured as a limited liability company and issued a subordinated note to an unrelated third party investor. This transaction resulted in PNC no longer being the primary beneficiary of Market Street. Consequently, we will no longer consolidate Market Street. See Note 15 Subsequent Events in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information.

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss (b)
September 30, 2005
Collateralized debt obligations (a)	$5,788	$5,191	$53
Private investment funds (a)	4,487	1,285	6
Other partnership interests in low income housing projects	35	29	3

Total significant variable interests	$10,310	$6,505	$62

December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$33
Private investment funds (a)	1,872	125	24
Other partnership interests in low income housing projects	37	28	4

Total significant variable interests	$5,061	$2,853	$61

(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

The increase in collateralized debt obligations at September 30, 2005 compared with December 31, 2004 reflected the impact of BlackRock’s first quarter 2005 acquisition of SSRM.

At September 30, 2005 we also had subsidiaries that invest in and act as the investment manager for a private equity fund organized as a limited partnership as part of our equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. As permitted by FASB Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities,” we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Fund
September 30, 2005	$121	$121	$31
December 31, 2004	$78	$76	$20

BUSINESS SEGMENTS REVIEW

We operate four major businesses engaged in providing banking, asset management and global fund processing services. In connection with the One PNC initiative, during the third quarter of 2005 we reorganized our banking businesses into two units, Consumer Banking and Institutional Banking, and aligned our reporting accordingly, as further described under the “Business Segment Highlights” section of this Financial Review.

Our treasury management activities, which include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services; capital markets-related products, which include foreign exchange, derivatives, loan syndications, and securities underwriting and distribution; commercial loan servicing; and equipment leasing products are offered through Institutional Banking and marketed by several businesses across PNC.

Results of individual businesses are presented based on our management accounting practices and our management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

Our capital measurement methodology is based on the concept of economic capital for our banking businesses. However, we have increased the capital assigned to Consumer Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC reflects legal entity shareholders’ equity. BlackRock’s capital is consistent with its separate public financial statement disclosures.

We have allocated the allowance for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock and in the “Other” category in the Results of Businesses – Summary table that follows. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), corporate overhead and intercompany eliminations. Business segment results, including inter-segment revenues, are included in Note 13 Business Segments included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

“Full-time employees” as reported by each business segment in the tables that follow reflects total full-time staff directly employed by the respective businesses and excludes corporate and shared services employees. Prior period employee statistics generally are not restated for organizational changes.

RESULTS OF BUSINESSES - SUMMARY

	Earnings		Revenue (b)		Return on Average Capital (c)		Average Assets (d)
Nine months ended September 30 - dollars in millions	2005	2004	2005	2004	2005	2004	2005	2004
Consumer Banking	$487	$443	$2,105	$2,006	23%	22%	$27,372	$24,188
Institutional Banking	372	335	982	938	29	26	25,848	21,844
BlackRock	161	93	854	565	25	17	1,673	1,077
PFPC	75	50	637	566	34	25	2,082	2,068

Total business segments	1,095	921	4,578	4,075	26	23	56,975	49,177
Minority interest in income of BlackRock	(49)	(27)
Other	(76)	(4)	52	64			30,386	24,912

Total consolidated (a)	$970	$890	$4,630	$4,139	16%	17%	$87,361	$74,089

(a)	Business revenue is presented on a taxable-equivalent basis except for PFPC, which is presented on a book (GAAP) basis. A reconciliation of total consolidated revenue on a book basis to total consolidated revenue on a taxable-equivalent basis follows:

Nine months ended September 30 – in millions	2005	2004
Total consolidated revenue, book (GAAP) basis	$4,610	$4,125
Taxable-equivalent adjustment	20	14

Total consolidated revenue, taxable-equivalent basis	$4,630	$4,139

(b)	Amounts for BlackRock and PFPC represent the sum of operating and nonoperating revenue.
(c)	Percentages for BlackRock and PFPC reflect return on average equity.
(d)	Period-end balances for BlackRock and PFPC.

CONSUMER BANKING (Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions	2005	2004
INCOME STATEMENT
Net interest income	$1,168	$1,098
Noninterest income
Asset management	251	238
Service charges on deposits	193	181
Brokerage	163	164
Consumer services	189	177
Other	141	148

Total noninterest income	937	908

Total revenue	2,105	2,006
Provision for credit losses	43	48
Noninterest expense
Staff expense	624	608
Net occupancy and equipment	236	231
Other	424	420

Total noninterest expense	1,284	1,259

Pretax earnings	778	699
Income taxes	291	256

Earnings	$487	$443

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,216	$11,311
Indirect	920	830
Other consumer	1,174	1,243

Total consumer	15,310	13,384
Commercial	5,031	4,413
Floor plan	988	974
Residential mortgage	1,301	913
Other	265	292

Total loans	22,895	19,976
Goodwill	1,285	1,155
Loans held for sale	1,468	1,170
Other assets	1,724	1,887

Total assets	$27,372	$24,188

Deposits
Noninterest-bearing demand	$7,543	$6,928
Interest-bearing demand	7,895	7,595
Money market	13,377	13,260

Total transaction deposits	28,815	27,783
Savings	2,664	2,598
Certificates of deposit	11,098	8,742

Total deposits	42,577	39,123
Other liabilities	392	542
Capital	2,814	2,677

Total funds	$45,783	$42,342

PERFORMANCE RATIOS
Return on average capital	23%	22%
Noninterest income to total revenue	45	45
Efficiency	61	63

At September 30 Dollars in millions	2005	2004
OTHER INFORMATION (a)
Credit-related statistics:
Total nonperforming assets (b)(c)	$87	$95
Net charge-offs (c)	$41	$53
Annualized net charge-off ratio (c)	.24%	.35%

Home equity portfolio credit statistics:
% of first lien positions	47%	51%
Weighted average loan-to-value ratios	70%	69%
Weighted average FICO scores	721	717
Loans 90 days past due	.18%	.21%

Checking related statistics:
Consumer Banking checking relationships	1,921,000	1,753,000
Consumer DDA households using online banking	830,000	695,000
% of consumer DDA households using online banking	48%	44%
Consumer DDA households using online bill payment	188,000	109,000
% of consumer DDA households using online bill payment	11%	7%

Small business deposits:
Noninterest-bearing	$4,285	$3,911
Interest-bearing	$1,527	$1,580
Money market	$2,818	$2,669
Certificates of deposit	$372	$309

Brokerage statistics:
Margin loans	$223	$267
Financial consultants (d)	784	778
Full service brokerage offices (d)	99	98
Brokerage account assets (billions)	$42	$38

Other statistics:
Gains on sales of education loans (e)	$15	$17
Full-time employees	11,963	11,863
ATMs	3,770	3,555
Branches (f)	830	776

ASSETS UNDER ADMINISTRATION (billions) (g)
Assets under management
Personal	$41	$39
Institutional	9	9

Total	$50	$48

Asset Type
Equity	$31	$28
Fixed income	13	14
Liquidity/other	6	6

Total	$50	$48

Nondiscretionary assets under administration
Personal	$27	$27
Institutional	58	64

Total	$85	$91

Asset Type
Equity	$32	$31
Fixed income	25	32
Liquidity/other	28	28

Total	$85	$91

(a)	Presented as of September 30 except for net charge-offs, annualized net charge-off ratio, gains on sales of education loans, and small business deposits.
(b)	Includes nonperforming loans of $78 million at September 30, 2005 and $84 million at September 30, 2004.
(c)	During the first quarter of 2004, management changed its policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.
(d)	In addition to full service brokerage offices, PNC Investments, LLC provides investment, brokerage and insurance products in PNC traditional branches.
(e)	Included in “Noninterest income-Other”.
(f)	Excludes certain satellite branches that provide limited products and service hours.
(g)	Excludes brokerage account assets.

Consumer Banking earnings were $487 million for the first nine months of 2005 compared with $443 million for the same period in 2004. Continued organic customer growth and the Riggs acquisition have driven a growing balance sheet and a 5% revenue increase. These positive results combined with a sustained focus on expense management, which increased 2% over last year including the impact of the Riggs acquisition, and stable credit quality drove the 10% increase in earnings over last year.

Highlights of Consumer Banking’s performance during the first nine months of 2005 include:

•	Customer growth continued as checking relationships grew by a net 39,000 compared with June 2005 due to strong new customer acquisition and retention.

•	The small business area continued its positive momentum, as customer and balance sheet growth were both strong. Average small business loans increased 20% over 2004 on the strength of increased demand from existing customers as well as the acquisition of new relationships. Small business deposits increased 6% over the same period as new checking relationships increased 9%.

•	The consumer area also exhibited solid growth over the first nine months of 2004 as new checking relationships increased nearly 10%, average demand deposits increased 7% and home equity loans increased 17%.

•	The wealth management area produced strong growth over the first nine months of 2004 as asset management fees increased $13 million as a result of pricing enhancements, certain one-time fees and the Riggs acquisition. Assets under management totaled $50 billion at September 30, 2005 compared with $48 billion at September 30, 2004.

•	Noninterest expenses increased $25 million compared with the first nine months of 2004 due to the Riggs acquisition. For the first nine months of 2005, Consumer Banking’s efficiency ratio improved 200 basis points over the same period of 2004.

•	Credit quality indicators remained stable to improving in both the consumer and small business areas.

Total revenue for the first nine months of 2005 was $2.105 billion compared with $2.006 billion for the same period last year. Taxable-equivalent net interest income of $1.168 billion increased by $70 million or 6% compared with the first nine months of 2004 due to a 9% increase in average deposits and a 15% increase in average loan balances. The net interest income growth has been somewhat offset by a narrower spread between loan yields and deposit costs.

Noninterest income increased $29 million or 3% compared with the first nine months of 2004 primarily driven by increased asset management revenue and consumer checking related fees. The offering of free checking to our customers has hindered this increase. Although it has reduced service charge fees, free checking has positively impacted growth in other fee categories, customers, and demand deposits. Other factors negatively impacting noninterest income growth included the following:

•	Results for the first nine months of 2004 included a $10 million pretax gain from the sale of certain investment consulting activities of our Hawthorn unit,

•	Lower ATM surcharge revenue in 2005 from changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network, and

•	Lower brokerage fees due to a decline in annuity revenues, partially offset by increased mutual fund-related revenues. Additionally, there has been a shift in revenue from transactional fees to asset-based fees, effectively reducing current period revenues.

The provision for credit losses decreased $5 million for the first nine months of 2005 compared with the first nine months of 2004 primarily due to a one-time impact in the first quarter of 2004 associated with the decision to change the charge-off policy related to smaller nonperforming commercial loans. Overall credit quality remained stable as evidenced by the decline in nonperforming loans as a percentage of total loans to .34% as of September 30, 2005 compared with .42% at the same time last year. We expect that the provision for credit losses will increase with loan growth. We do not expect a meaningful impact on credit losses as a result of the recent changes in the federal bankruptcy laws.

Noninterest expense in the first nine months of 2005 was $1.284 billion, an increase of $25 million compared with the first nine months of 2004. Excluding the $11 million in integration costs associated with the United National acquisition in 2004, expenses increased $36 million from 2004. Although integration costs for Riggs are recorded in “Other” for business segment reporting purposes, Consumer Banking incurred $46 million of Riggs operating costs in the 2005 period. Excluding the impact of the Riggs expenses and the United National acquisition costs, noninterest expense decreased $10 million compared with the first nine months of 2004. Funding new business investments with expense saves will continue to be a priority. The build-out of our branch network and improving the effectiveness of our sales and service staff will be areas targeted.

Full-time employees at September 30, 2005 totaled 11,963, an increase of 100 from September 30, 2004. The Riggs acquisition accounted for an increase in full-time employees of 594 at September 30, 2005. Excluding the impact of the Riggs acquisition on full-time employees, the number of Consumer Banking full-time employees declined 4% compared with the balance at September 30, 2004.

We have adopted a relationship-based lending strategy to target specific customer segments (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average home equity loans grew by $1.9 billion or 17% compared with the first nine months of 2004. The increase is attributable to $1.6 billion from organic loan growth, $0.1 billion from portfolio purchases and $.2 billion from the Riggs acquisition. We have noticed that consumer loan demand is starting to slow as a result of the rising rate environment.

•	Average commercial loans have grown 14% on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts. New loan volume in the small business area increased 19% over the first nine months of 2004.

•	During the later part of the nine-month period, the sales tactics of the automakers impacted our auto lending business. As a result of the employee incentives being offered to all of the automakers’ customers, our dealer floor plan loan balances experienced a greater than normal seasonal reduction. Our indirect lending business benefited from the captive auto financing divisions not being as competitive. As a result, our floor plan and indirect loan portfolios grew 1% and 11%, respectively, over 2004 levels.

•	Residential mortgage loans increased $388 million, or 42%, primarily due to the addition of the Riggs portfolio. Payoffs in our existing portfolio, which will continue throughout the remainder of 2005, reduced the impact of the additional loans acquired from Riggs.

Growth in core deposits as a lower-cost funding source is one of the primary objectives of our checking relationship strategy. Average total deposits increased $3.5 billion, or 9%, compared with the first nine months of 2004. The deposit growth was driven by increases in the number of checking relationships (new customer acquisition and Riggs) and the recapture of consumer-related certificate of deposit balances as interest rates have risen.

During this rising rate environment, we expect the rate of growth in demand deposit balances to be less than the rate of growth for customer checking relationships. Additionally, we expect to see customers shift their funds from lower interest-bearing deposits to higher yielding deposits or investment products. This shift was evident during the third quarter of 2005 and impacted the level of average demand deposits in that period. Higher energy costs for consumers could also have a negative impact on demand deposit balance growth in future periods.

•	Average demand deposit growth of $915 million, or 6%, was driven by a $363 million increase in the core business due to the continued growth in total checking relationships and $552 million attributable to the Riggs acquisition.

•	Small business checking relationship retention has improved while consumer retention remains steady and strong. Consumer relationship retention remains strong due to increased penetration rates of debit card, online banking and online bill payment products and services.

•	Customer balances in other deposit products remained consistent while certificates of deposits increased $2.4 billion. This increase is attributable to the rising interest rate environment attracting customers back into this product.

Assets under management of $50 billion at September 30, 2005 increased $2 billion compared with the balance at September 30, 2004. The effect of comparatively higher equity markets and the acquisition of Riggs more than offset net client asset outflows. Net client asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients. Nondiscretionary assets under administration of $85 billion at September 30, 2005 declined $6 billion compared with the balance at September 30, 2004. The decline primarily reflects the loss of two sizeable master custody accounts with minimal earnings impact.

Consumer Banking provides deposit, lending, brokerage, trust, investment management and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area. Products and services offered to our customers include:

•	Checking accounts

•	Savings, money market and certificates of deposit

•	Personal and business loans

•	Cash management, collection and payment services

•	Brokerage and insurance services

•	Personal and charitable trusts

•	Executorships

•	Employee benefit plans

•	Investment management

INSTITUTIONAL BANKING (Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Net interest income	$550	$515
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	48	30
Servicing and other fees, net of amortization	45	35
Net gains on institutional loans held for sale	6	50
Other	333	308

Noninterest income	432	423

Total revenue	982	938
Provision for (recoveries of) credit losses	(53)	(4)
Noninterest expense	522	490

Pretax earnings	513	452
Noncontrolling interests in income of consolidated entities	(36)	(32)
Income taxes	177	149

Earnings	$372	$335

AVERAGE BALANCE SHEET
Loans
Corporate banking (a)	$10,934	$9,773
Commercial real estate	2,178	1,838
Commercial – real estate related	2,005	1,594
Asset-based lending	4,195	3,745

Total loans (a)	19,312	16,950
Loans held for sale	694	442
Other assets	5,842	4,452

Total assets	$25,848	$21,844

Deposits	$9,131	$7,188
Commercial paper	2,284	1,868
Other liabilities	3,875	3,444
Capital	1,702	1,700

Total funds	$16,992	$14,200

PERFORMANCE RATIOS
Return on average capital	29%	26%
Noninterest income to total revenue	44	45
Efficiency	53	52

COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$98	$83
Acquisitions/additions	53	29
Repayments/transfers	(25)	(19)

End of period	$126	$93

OTHER INFORMATION
Consolidated revenue from: (b)
Treasury management	$305	$274
Capital markets	$113	$96
Midland Loan Services	$94	$81
Equipment leasing	$52	$63
Total loans (a) (c)	$21,084	$17,650
Total nonperforming assets (c) (d)	$67	$82
Net charge-offs (recoveries)	$(51)	$46
Full-time employees (c)	2,913	2,940
Net carrying amount of commercial mortgage servicing rights (c)	$297	$229

(a)	Reflects reclassification to loans of the Market Street conduit purchased customer receivables. In October 2005, Market Street was restructured as a limited liability company and issued a subordinated note to an unrelated third party investor. This transaction resulted in PNC no longer being the primary beneficiary of Market Street. Consequently, we will no longer consolidate Market Street. See Note 15 Subsequent Events in the Notes To Consolidated Financial Statements for further information.
(b)	Revenue includes net interest on loans and deposits and noninterest income.
(c)	At September 30.
(d)	Includes nonperforming loans of $48 million at September 30, 2005 and $60 million at September 30, 2004.

Earnings from Institutional Banking for the first nine months of 2005 increased $37 million, or 11%, compared with the first nine months of 2004. The higher earnings compared with a year ago was primarily attributable to the benefit of a higher negative provision for credit losses, resulting from improved asset quality and a $53 million loan recovery recorded during the second quarter of 2005, and higher taxable-equivalent net interest income. The impact of these benefits was partially offset by lower net gains from institutional loans held for sale.

Highlights of the first nine months of 2005 for Institutional Banking included:

•	Average loan balances increased $2.4 billion, or 14%, over the first nine months of 2004, driven by improved market demand and the Riggs acquisition.

•	Average deposits increased $1.9 billion, or 27%, compared with the year-earlier period, driven by sales of treasury management products, a larger commercial mortgage servicing portfolio, and continued strong liquidity positions within our customer base.

•	Nonperforming assets at September 30, 2005 declined 18% compared with September 30, 2004 despite a 19% increase in period-end loans.

Taxable-equivalent net interest income for the first nine months of 2005 increased $35 million, or 7%, compared with the previous year primarily as a result of higher loan balances primarily funded by higher deposits. We expect a slower rate of loan growth in future periods.

The provision for credit losses was a negative $53 million for the first nine months of 2005 compared with a negative $4 million for the first nine months of 2004. The higher negative provision for the first nine months of 2005 resulted from a $53 million loan recovery in the second quarter of 2005 as well as continued improvements in asset quality. We do not expect to sustain asset quality at its current level. We anticipate that the provision for credit losses will increase in future quarters, as loan balances continue to rise. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term.

Noninterest income for the first nine months of 2005 increased slightly compared with the first nine months of 2004 primarily due to higher net gains on commercial mortgage loan sales and higher fees from our commercial mortgage servicing, treasury management, and capital markets products. These increases were partially offset by a $44 million decrease in net gains on institutional loans held for sale. Because the liquidation of institutional loans held for sale is essentially complete, we do not expect significant additional gains or losses from the remaining portfolio.

Noninterest expense for the first nine months of 2005 increased 7% compared with the first nine months of 2004 primarily as a result of higher staff expenses in support of customer and loan growth.

Through Institutional Banking we provide lending, treasury management and capital markets-related products and services, and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Institutional Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

Lending products include:

•	Secured and unsecured loans

•	Letters of credit

•	Equipment leases

Treasury management services include:

•	Cash and investment management

•	Receivables management

•	Disbursement services

•	Funds transfer services

•	Information reporting

•	Global trade services

Capital markets-related products include:

•	Foreign exchange

•	Derivatives

•	Loan syndications

•	Securities underwriting and distribution

See the additional revenue discussion regarding treasury management, capital markets, Midland Loan Services and equipment leasing on pages 8 and 9.

BLACKROCK (Unaudited)

Nine months ended September 30 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Investment advisory and administrative fees	$698	$470
Other income	124	67

Total operating revenue	822	537
Operating expense	518	311
Operating expense – LTIP	44	91
Fund administration and servicing costs	32	25

Total expense	594	427

Operating income	228	110
Nonoperating income	32	28

Pretax earnings	260	138
Minority interest	2	4
Income taxes	97	41

Earnings	$161	$93

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$492	$184
Other assets	1,181	893

Total assets	$1,673	$1,077

Liabilities and minority interest	$806	$342
Stockholders’ equity	867	735

Total liabilities and stockholders’ equity	$1,673	$1,077

PERFORMANCE DATA
Return on average equity	25%	17%
Operating margin (a)	37	38
Diluted earnings per share	$2.41	$1.42

ASSETS UNDER MANAGEMENT (in billions) (b)
Separate accounts
Fixed income	$265	$211
Cash management	8	8
Cash management – securities lending	6	9
Equity	20	8
Alternative investment products	25	7

Total separate accounts	324	243

Mutual funds (c)
Fixed income	25	24
Cash management	63	51
Equity	16	5

Total mutual funds	104	80

Total assets under management	$428	$323

OTHER INFORMATION
Full-time employees (b)	2,145	1,113

(a)	Calculated as operating income, adjusted for the LTIP expense, SSRM acquisition costs, appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans, and the Trepp LLC bonus divided by total revenue less reimbursable property management compensation and fund administration and servicing costs. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions.

Operating income, GAAP basis	$228	$110
Add back: LTIP expense	44	91
Less: portion of LTIP to be funded by BlackRock	(8)	(17)
Add back: SSRM acquisition costs	9
Add back: appreciation on assets related to deferred compensation plans	10	2
Add back: Trepp LLC bonus		7

Operating income, as adjusted	$283	$193

Total revenue, GAAP basis	$822	$537

Less: reimbursable property management compensation	17
Less: fund administration and servicing costs	31	25

Revenue used for operating margin calculation, as reported	$774	$512

Operating margin, GAAP basis	28%	20%
Operating margin, as adjusted	37%	38%

We believe that operating margin, as adjusted, is an effective indicator of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources and, as such, provides useful disclosure to investors. The portion of the LTIP expense associated with awards to be met by the distribution to the LTIP participants of shares of BlackRock stock currently held by PNC has been excluded from operating income because, exclusive of the impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. Compensation expense associated with appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. We have excluded fund administration and servicing costs from the operating margin calculation because these costs fluctuate based on the discretion of a third party and have excluded reimbursable property management compensation because this is fully reimbursed by the advised funds. We have excluded the impact on operating margin of the incentive compensation recognized during the second quarter of 2004 related to the gain on the sale of BlackRock’s interest in Trepp LLC as such expense is not indicative of the ongoing level of incentive compensation for BlackRock.

(b)	At September 30.
(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

Earnings at BlackRock increased $68 million for the first nine months of 2005 compared with the first nine months of 2004. Earnings for the first nine months of 2004 included the $57 million after-tax impact of the LTIP charge recognized during the third quarter of that year. After-tax LTIP charges recognized in the first nine months of 2005 totaled $28 million. In addition to the comparative impact of the LTIP charges, higher earnings in the first nine months of 2005 reflected record assets under management, including the benefit of the SSRM acquisition. These factors more than offset nonrecurring pretax expenses of $9 million associated with the SSRM acquisition and the impact of a $9 million income tax benefit in the first quarter of 2004 resulting from the resolution of a New York State tax audit. Results for the first nine months of 2004 also reflected the sale of BlackRock’s equity interest in Trepp LLC.

Total operating revenue increased 53% compared with the first nine months of 2004 primarily due to a $228 million increase in investment advisory and administrative fees driven by increased assets under management totaling $428 billion at September 30, 2005, including $50 billion assumed in the SSRM acquisition.

Total expense increased 39% over the first nine months of 2004 primarily as a result of higher staffing levels following the SSRM acquisition, higher incentive compensation expense and higher general and administration expense. General and administration expense rose in the comparison primarily due to an increase in marketing and promotional costs, a rise in occupancy expense with the assumption of additional office space through the SSRM acquisition, and an increase in market data services resulting from higher trading volumes.

Assets under management at September 30, 2005 increased $105 billion, or 33%, compared with September 30, 2004. The increase was primarily attributable to the SSRM acquisition and net new business. Apart from the SSRM acquisition, the increase in assets under management reflected net new subscriptions of $39 billion and market appreciation of $16 billion in the 12-month period.

During the first nine months of 2005, BlackRock continued to operate in a global marketplace characterized by substantial volatility. Increasing short-term interest rates, a flattening of the yield curve and volatility in global equity and commodities markets created challenging conditions across BlackRock’s asset classes.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC (Unaudited)

Nine months ended September 30 Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Fund servicing revenue	$662	$605
Other revenue	10

Total operating revenue	672	605
Operating expense	510	483
Amortization (accretion) of other intangibles, net	10	(1)

Operating income	152	123
Debt financing	28	42
Other nonoperating income (expense)	(7)	3

Pretax earnings	117	84
Income taxes	42	34

Earnings	$75	$50

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,029	$1,019
Other assets	1,053	1,049

Total assets	$2,082	$2,068

Debt financing	$939	$1,075
Other liabilities	799	747
Capital	344	246

Total funds	$2,082	$2,068

PERFORMANCE RATIOS
Return on average equity	34%	25%
Operating margin (a)	23	20

SERVICING STATISTICS (At September 30)
Accounting/administration net fund assets (in billions) (b)
Domestic	$726	$609
Offshore	67	58

Total	$793	$667

Asset type (in billions)
Money market	$333	$322
Equity	284	203
Fixed income	114	97
Other	62	45

Total	$793	$667

Custody fund assets (in billions)	$475	$418

Shareholder accounts (in millions)
Transfer agency	19	21
Subaccounting	40	34

Total	59	55

OTHER INFORMATION
Full-time employees (c)	4,457	4,442

(a)	Operating income divided by total revenue.
(b)	Includes alternative investment net assets serviced.
(c)	At September 30.

PFPC earnings for the first nine months of 2005 increased $25 million, or 50%, compared with the first nine months of 2004 due to improved operating leverage, strong performance from custody services, securities lending and managed account services operations, as well as reduced intercompany debt financing costs. Earnings for the first nine months of 2005 included a $3 million tax benefit identified as part of the One PNC initiative.

Highlights of PFPC’s performance in the first nine months of 2005 include:

•	Managed account services continued to grow its client base as assets increased 92%, to $46 billion, compared with September 30, 2004.

•	Alternative investment net assets serviced exceeded $59 billion at September 30, 2005, reflecting continued success in pursuing hedge fund and other alternative investment business.

•	Offshore revenues increased 22% and assets serviced offshore increased 16% compared with the first nine months of 2004 reflecting continued strong offshore sales performance.

Fund servicing revenue increased $57 million, or 9%, over the first nine months of 2004 reflecting strong overall performance in part due to continued business expansion of our existing clients and new business wins, as well as comparatively favorable equity market conditions. Increases related to out-of-pocket and pass-through items of $13 million had no impact on earnings.

Operating expense increased 6% in the first nine months of 2005 compared with the year-earlier period and reflected a sustained focus on managing expenses. Of this increase, $13 million represented out-of-pocket and pass-through items referred to above.

Operating income for the first nine months of 2004 benefited from accretion of $11 million related to a single discounted client contract liability, which ended during the second quarter of 2004.

Earnings for the first nine months of 2005 benefited from a reduction in pretax financing costs of $14 million, attributable to the debt refinancing discussed below and the retirement of debt during 2004 totaling $115 million. PFPC repaid another $111 million in intercompany debt during the first nine months of 2005 and anticipates continued debt reductions in the fourth quarter of 2005.

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

Increases in both accounting/administration and custody fund assets at September 30, 2005 compared with September 30, 2004 resulted primarily from new business, asset inflows from existing customers and equity market appreciation. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $1.8 trillion at September 30, 2005 compared with $1.7 trillion at September 30, 2004.

PFPC’s performance is partially dependent on the underlying performance of its fund clients and, in particular, their ability to attract and retain customers. As a result, to the extent that PFPC clients’ businesses are adversely affected by ongoing governmental investigations into the practices of the mutual and hedge fund industries, PFPC’s results also could be adversely impacted. In addition, this regulatory and business environment is likely to continue to result in operating margin pressure for our various services.

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

2002 BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

See Note 8 Certain Employee Benefit And Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for a description of BlackRock’s 2002 Long-Term Retention and Incentive Plan (“ LTIP”).

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

We reported pretax charges in the second half of 2004 totaling $110 million in connection with the LTIP, including $96 million in the third quarter, based upon management’s determination that full vesting of the LTIP Awards was probable as of September 30, 2004. Note 22 Stock-Based Compensation Plans included in Part II, Item 8 of our 2004 Form 10-K provides additional information on these charges.

We reported pretax expense of $48 million in the first nine months of 2005, including $16 million during the third quarter, related to LTIP awards. We expect to report additional pretax charges of approximately $16 million per quarter through December 2006 related to the remaining service period of LTIP awards granted.

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

We currently estimate a pretax $7 million benefit to pension expense in 2005 compared with pretax expense of $10 million in 2004. Actual pension benefit recognized for the first nine months of 2005 totaled $5 million. We expect pension expense to be higher in 2006 compared with 2005.

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

During the second quarter of 2005, we acquired a frozen defined benefit pension plan as a result of the Riggs acquisition. Plan assets and projected benefit obligations of the Riggs plan were approximately $107 million and $116 million, respectively, at acquisition date. The $9 million funding deficit was recognized as part of the Riggs acquisition purchase price allocation. For determining contribution amounts to the plan, deficits are calculated using ERISA-mandated rules, and on this basis we contributed approximately $16 million to the Riggs plan during the third quarter of 2005. We do not expect to contribute any additional amounts to this plan during the remainder of 2005. We plan to integrate the Riggs plan into the PNC plan before the end of 2005.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Item 7 of our 2004 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2004 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, liquidity, and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. The following information in this Risk Management section updates our 2004 Form 10-K and first and second quarter 2005 Form 10-Q disclosures in these areas.

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

Nonperforming Assets By Type

Dollars in millions	September 30 2005	December 31 2004
Nonaccrual loans
Commercial	$86	$89
Commercial real estate	11	14
Consumer	11	11
Residential mortgage	16	21
Lease financing	3	5

Total nonaccrual loans	127	140
Troubled debt restructured loan		3

Total nonperforming loans	127	143
Nonperforming loans held for sale (a)	1	3
Foreclosed and other assets
Lease financing	13	14
Residential mortgage	11	10
Other	4	5

Total foreclosed and other assets	28	29

Total nonperforming assets (b)	$156	$175

Nonperforming loans to total loans	.25%	.33%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.29	.39
Nonperforming assets to total assets	.17	.22

(a)	Includes troubled debt restructured loans held for sale of $1 million as of September 30, 2005 and $2 million as of December 31, 2004.
(b)	Excludes equity management assets carried at estimated fair value of $27 million at September 30, 2005 and $32 million at December 31, 2004 and included in Other assets on the Consolidated Balance Sheet. These amounts include troubled debt restructured assets of $16 million at September 30, 2005 and $11 million at December 31, 2004.

The foreclosed lease assets at September 30, 2005 and December 31, 2004 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently leased to a third party.

The amount of nonperforming loans that was current as to principal and interest was $82 million at September 30, 2005 and $44 million at December 31, 2004. While total nonperforming loans have declined $16 million at September 30, 2005 compared with December 31, 2004, we anticipate an increase in nonperforming loans going forward as we do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term.

Nonperforming Assets By Business

In millions	September 30 2005	December 31 2004
Consumer Banking	$87	$100
Institutional Banking	67	71
Other	2	4

Total nonperforming assets	$156	$175

Change In Nonperforming Assets

In millions	2005	2004
January 1	$175	$328
Purchases		12
Transferred from accrual	182	170
Returned to performing	(11)	(14)
Principal reductions and payoffs	(128)	(186)
Asset sales	(11)	(53)
Charge-offs and valuation adjustments	(51)	(73)

September 30	$156	$184

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2005	Dec. 31 2004	Sept. 30 2005	Dec. 31 2004
Commercial	$9	$15.04%		.09%
Commercial real estate	10	2.34		.10
Consumer	20	18.12		.12
Residential mortgage	10	14.14		.29
Lease financing	1		.03

Total loans	50	49.10		.11
Loans held for sale	33	9	1.39	.54

Total loans and loans held for sale	$83	$58.16%		.13%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months, totaled $141 million and zero, respectively, at September 30, 2005 compared with $65 million and zero, respectively at December 31, 2004. Approximately 94% of these loans are in the Institutional Banking portfolio.

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

Allocation Of Allowance For Loan And Lease Losses

	September 30, 2005		December 31, 2004
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$509	39.8%	$503	40.1%
Commercial real estate	32	5.8	26	4.5
Consumer	26	33.4	35	35.9
Residential mortgage	6	14.2	6	11.0
Lease financing	57	5.9	33	7.3
Other	4.9		4	1.2

Total	$634	100.0%	$607	100.0%

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

In addition to the impact of the second quarter loan recovery of $53 million, the provision for credit losses for 2005 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of September 30, 2005 reflected changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

We do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term. This outlook, combined with expected loan growth, may result in an increase in the allowance for loan and lease losses in future periods.

Rollforward Of Allowance For Loan And Lease Losses

In millions	2005	2004
January 1	$607	$632
Charge-offs	(78)	(139)
Recoveries (a)	89	38

Net recoveries (charge-offs) (a)	11	(101)
Provision for (recoveries of) credit losses	(3)	33
Acquired allowance (b)	23	22
Net change in allowance for unfunded loan commitments and letters of credit	(4)	(5)

September 30	$634	$581

(a)	A $53 million loan recovery is reflected in the 2005 amounts.
(b)	The 2005 acquired allowance related to the Riggs acquisition and the 2004 acquired allowance related to the United National acquisition.

The allowance as a percent of nonperforming loans was 499% and as a percent of total loans was 1.26% at September 30, 2005. The comparable percentages at December 31, 2004 were 424% and 1.40%.

Rollforward Of Allowance For Unfunded Loan Commitments And Letters Of Credit

In millions	2005	2004
January 1	$75	$91
Net change in allowance for unfunded loan commitments and letters of credit	4	5

September 30	$79	$96

Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2005

Commercial (a)	$44	$76	$(32)	(.23)%
Commercial real estate		1	(1)	(.05)
Consumer	33	11	22.18
Residential mortgage	1		1.02
Lease financing		1	(1)	(.04)

Total	$78	$89	$(11)	(.03)

2004

Commercial (b)	$98	$22	$76.62%
Commercial real estate	2	1	1.06
Consumer	32	9	23.22
Residential mortgage	3	1	2.07
Lease financing	4	5	(1)	(.04)

Total	$139	$38	$101.34

(a)	Includes a $53 million loan recovery.
(b)	During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.

Apart from the first quarter 2004 policy change referred to in footnote (b) above, commercial charge-offs declined $30 million in the first nine months of 2005 compared with the first nine months of 2004 primarily due to an improvement in the overall credit quality of the commercial loan portfolio.

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions, credit quality trends, recent loss experience in particular sectors of the portfolio, experience, ability and depth of lending management and changes, risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments based on the relative specific and pool allocation amounts. Enhancements to the reserve methodology in the third quarter of 2005 resulted in more precise modeling of pool allocations and reduced the amount of reserve allocated for qualitative factors. This portion represented 9% of the total allowance and .11% of total loans at September 30, 2005.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. At September 30, 2005, we used credit default swaps with $469 million in notional amount to reduce credit risk associated with commercial lending activities, $113 million in notional amount to reduce risk associated with convertible arbitrage trading and $882 million in notional amount related to proprietary trading activities. The comparable amounts were $336 million, $23 million and zero at December 31, 2004. Credit default swaps, which are marked to market quarterly, are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. We realized minimal net gains in connection with credit default swaps during the first nine months of 2005 and a net loss of $2 million in the first nine months of 2004.

Interest Rate Derivative Risk Participation Agreements

We enter into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts or take on credit exposure to generate revenue. Risk participation agreements entered into subsequent to June 30, 2003 used by us to mitigate credit risk had a notional amount of $220 million at September 30, 2005 compared with $200 million at December 31, 2004. Risk participation agreements in which we assumed credit exposure had a notional amount of $129 million at September 30, 2005 and $30 million at December 31, 2004.

Agreements entered into prior to July 1, 2003 are considered to be financial guarantees and, therefore, are not included in the Financial Derivatives section of this Risk Management discussion. Risk participation agreements entered into prior to July 1, 2003 used by us to mitigate credit risk had a notional amount of $8 million at September 30, 2005 compared with $36 million at December 31, 2004. Risk participation agreements entered into in which we assumed credit risk exposure had a total notional amount of $18 million at September 30, 2005 compared with $24 million at December 31, 2004.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments) and securities available for sale. At September 30, 2005, our liquid assets totaled $24.1 billion, with $11.0 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the Federal Home Loan Bank and as such has access to advances from the Federal Home Loan Bank secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At September 30, 2005, our total unused borrowing capacity from the Federal Home Loan Bank under current collateral requirements was $22.2 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. As of September 30, 2005, PNC Bank, N.A. had issued $2.4 billion of debt under this program, including the following three third quarter 2005 issuances:

•	On July 29, 2005, $500 million of senior bank notes were issued that mature on January 29, 2007. Interest will be reset monthly to 1-month LIBOR minus 3 basis points and will be paid monthly.

•	On August 25, 2005, $75 million of senior bank notes were issued that mature February 26, 2007. Interest will be reset monthly to 1-month LIBOR minus 3 basis points and will be paid monthly.

•	On September 21, 2005, $500 million of subordinated notes were issued that mature on September 21, 2017. These notes pay interest semiannually at a fixed annual rate of 4.875%.

None of the third quarter 2005 issuances described above are redeemable or subject to repayment at the option of the holder prior to maturity.

In December 2004, PNC Bank, N.A. established a program to offer up to $3.0 billion of its commercial paper. As of September 30, 2005, $.3 billion of commercial paper was outstanding under this program.

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions. The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $478 million at September 30, 2005.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of September 30, 2005, the parent company had approximately $927 million in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. BlackRock, one of our majority-owned non-bank subsidiaries, also has access to public and private financing. At September 30, 2005, we had unused capacity under effective shelf registration statements with the SEC that allow us to issue up to $2.0 billion of debt or equity securities and, under a separate shelf registration statement, approximately $100 million of trust preferred capital securities. During the third quarter of 2005, no parent company senior debt matured. As of September 30, 2005, there were $1.1 billion of parent company senior debt contractual obligations with maturities less than one year.

Commitments

The following tables set forth contractual obligations and various commitments representing required and potential cash outflows as of September 30, 2005.

Contractual Obligations

September 30, 2005 - in millions	Total
Remaining contractual maturities of time deposits	$15,626
Borrowed funds	18,374
Minimum annual rentals on noncancellable leases	1,048
Nonqualified pension and postretirement benefits	300
Purchase obligations (a)	384

Total contractual cash obligations	$35,732

(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

September 30, 2005 - in millions	Total Amounts Committed
Loan commitments	$35,261
Standby letters of credit	3,828
Other commitments (b)	614

Total commitments	$39,703

(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes standby bond repurchase agreements and equity funding commitments related to equity management and affordable housing as well as BlackRock’s investment commitments and obligation under an acquired management contract.

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

Sensitivity results and market interest rate benchmarks for the third quarter of 2005 and 2004 follow:

Interest Sensitivity Analysis

	Third Quarter 2005	Third Quarter 2004
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	.7%	(.1)%
100 basis point decrease	(1.1)%	(.6)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.2%	2.6%
100 basis point decrease	(4.7)%	(7.4)%
Duration of Equity Model
Base case duration of equity (in years):	(1.5)	(2.0)
Key Period-End Interest Rates
One month LIBOR	3.86%	1.84%
Three-year swap	4.60%	3.29%

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

Net Interest Income Sensitivity To Alternative Rate Scenarios (for third quarter 2005)

	PNC Economist	Market Forward	Low/Flat
Change in forecasted net interest income:
First year sensitivity	.9%	.7%	(1.1)%
Second year sensitivity	2.5%	1.1%	(.2)%

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

The following table shows VaR usage for the first nine months of 2005 by product type:

VaR Usage by Product Type

In millions	Min	Max	Avg
Fixed Income	$5.1	$9.4	$6.8
Equity	.6	1.8	1.0
Foreign Exchange		.5	.2

Total	6.1	10.6	8.0

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first nine months of 2005, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first nine months and third quarter of 2005 and 2004 was as follows:

Nine months ended September 30 – in millions	2005	2004
Net interest income	$7	$9
Other noninterest income	108	69

Total trading revenue	$115	$78

Securities underwriting and trading	$12	$37
Foreign exchange	27	22
Financial derivatives	76	19

Total trading revenue	$115	$78

Three months ended September 30 – in millions	2005	2004
Net interest income	$1	$3
Other noninterest income	47	16

Total trading revenue	$48	$19

Securities underwriting and trading	$2	$11
Foreign exchange	10	8
Financial derivatives	36

Total trading revenue	$48	$19

Average trading assets and liabilities consisted of the following:

Nine months ended - in millions	September 30, 2005	September 30, 2004
Assets
Securities (a)	$1,849	$710
Resale agreements (b)	687	161
Financial derivatives (c)	746	584

Total assets	$3,282	$1,455

Liabilities
Securities sold short (d)	$1,004	$233
Repurchase agreements and other borrowings (e)	1,064	172
Financial derivatives (f)	797	570

Total liabilities	$2,865	$975

Three months ended - in millions	September 30, 2005	September 30, 2004
Assets
Securities (a)	$1,734	$1,003
Resale agreements (b)	411	155
Financial derivatives (c)	695	604

Total assets	$2,840	$1,762

Liabilities
Securities sold short (d)	$806	$319
Repurchase agreements and other borrowings (e)	933	302
Financial derivatives (f)	814	575

Total liabilities	$2,553	$1,196

(a)	Included in Other short-term investments, including trading securities, on the Consolidated Balance Sheet.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Other assets.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Other liabilities.

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

Private Equity

At September 30, 2005, private equity investments carried at estimated fair value totaled $478 million compared with $470 million at December 31, 2004. As of September 30, 2005, approximately 36% of the amount is invested directly in a variety of companies and approximately 64% is invested in various limited partnerships. Private equity unfunded commitments totaled $85 million at September 30, 2005 compared with $119 million at December 31, 2004. In addition to the investments referred to above, private equity investments acquired as part of the Riggs transaction were sold to a third party on September 15, 2005. There was no gain or loss associated with the sale.

On October 14, 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million affiliated mezzanine fund, that will invest principally in subordinated debt securities with an equity component. The funding of the investment is expected to occur over a five-year period.

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

Also included in free-standing derivatives are transactions that we enter into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate and basis swaps, caps, floors, credit default swaps, option contracts and certain interest rate-lock loan origination commitments as well as commitments to buy or sell mortgage loans.

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

Interest rate-lock commitments for, as well as commitments to buy or sell, real estate mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on the rate-lock commitments is economically hedged with pay-fixed interest rate swaps and forward sale commitments. These contracts mitigate the impact on earnings of exposure to a certain referenced rate.

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue. These derivatives typically are based upon the change in value, due to changing credit spreads, of publicly-issued bonds.

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

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at September 30, 2005 and December 31, 2004. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating. The credit risk amounts of these derivatives as of September 30, 2005 and December 31, 2004 are presented in Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Financial Derivatives - 2005

September 30, 2005 - dollars in millions	Notional Amount	Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$2,302	$(13)	3 yrs. 5 mos.	4.52%	4.27%
Pay fixed	12		2 yrs. 4 mos.	3.68	4.53
Forward purchase commitments	200	(1)	1 mo.	NM	NM
Futures contracts	52		1 yr. 3 mos.	NM	NM

Total asset rate conversion	2,566	(14)

Liability rate conversion
Interest rate swaps (a)
Receive fixed	4,946	106	6 yrs. 9 mos.	4.68	5.40
Pay fixed	500	1	6 mos.	4.06	4.26

Total liability rate conversion	5,446	107

Total interest rate risk management	8,012	93

Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	303	(4)	10 yrs. 6 mos.	4.85	4.75
Pay total return swaps designated to loans held for sale (a)	200	5	1 mo.	NM	3.74

Total commercial mortgage banking risk management	503	1

Total accounting hedges (b)	$8,515	$94

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$36,876	$28	4 yrs. 5 mos.	4.53%	4.53%
Caps/floors
Sold	712	(5)	4 yrs. 5 mos.	NM	NM
Purchased	455	4	2 yrs. 5 mos.	NM	NM
Futures	1,272	1	11 mos.	NM	NM
Foreign exchange	11,587		2 mos.	NM	NM
Equity	2,809	(78)	1 yr. 7 mos.	NM	NM
Swaptions	1,590	(2)	13 yrs. 9 mos.	NM	NM
Other	330	1	10 yrs. 8 mos.	NM	NM

Total customer-related	55,631	(51)

Other risk management and proprietary
Interest rate
Swaps	5,938	(4)	6 yrs.	4.52%	4.47%
Basis swaps	768	1	7 yrs.	4.03	4.69
Pay fixed swaps	2,224	6	9 yrs. 3 mos.	4.32	4.57
Caps/floors
Sold	2,000	(10)	2 yrs. 10 mos.	NM	NM
Purchased	2,310	14	3 yrs. 1 mo.	NM	NM
Futures	12,138	3	1 yr.	NM	NM
Credit derivatives	1,464	(4)	4 yrs. 9 mos.	NM	NM
Risk participation agreements	349		5 yrs. 1 mo.	NM	NM
Commitments related to mortgage-related assets	2,233	(7)	2 mos.	NM	NM
Options
Eurodollar	26,640	3	6 mos.	NM	NM
Treasury notes/bonds	235	1	2 mos.	NM	NM
Swaptions	20,985	32	6 yrs. 8 mos.	NM	NM
Other	99	2	4 mos.	NM	NM

Total other risk management and proprietary	77,383	37

Total free-standing derivatives	$133,014	$(14)

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 65% were based on 1-month LIBOR, 35% on 3-month LIBOR.
(b)	Fair value amounts include accrued interest of $46 million.
NM	Not meaningful

Financial Derivatives - 2004

December 31, 2004 - dollars in millions	Notional Amount	Fair Value	Weighted- Average Maturity	Weighted-Average Interest Rates
				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$360	$(1)	5 yrs. 1 mo.	3.97%	3.72%
Pay fixed	12		3 yrs. 1 mo.	3.68	3.69
Interest rate caps (b)	4		5 yrs. 3 mos.	NM	NM
Futures contracts	124		2 yrs.	NM	NM

Total asset rate conversion	500	(1)

Liability rate conversion
Interest rate swaps (a)
Receive fixed	3,745	215	7 yrs. 5 mos.	4.12	5.64

Total interest rate risk management	4,245	214

Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	195	(4)	10 yrs. 4 mos.	4.79	4.66
Pay total return swaps designated to loans held for sale (a)	75	(1)		NM	1.98

Total commercial mortgage banking risk management	270	(5)

Total accounting hedges (c)	$4,515	$209

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$32,339	$18	3 yrs. 9 mos.	3.91%	3.90%
Caps/floors
Sold	698	(8)	3 yrs. 8 mos.	NM	NM
Purchased	452	7	2 yrs. 5 mos.	NM	NM
Futures	3,014	1	1 yr.	NM	NM
Foreign exchange	7,245	10	6 mos.	NM	NM
Equity	2,186	(29)	2 yrs. 4 mos.	NM	NM
Swaptions	644		17 yrs. 11 mos.	NM	NM
Other	330	1	10 yrs. 9 mos.	NM	NM

Total customer-related	46,908

Other risk management and proprietary
Interest rate
Swaps	4,347	(2)	7 yrs. 10 mos.	4.29	4.30
Basis swaps	1,064	2	1 yr. 1 mo.	3.04	3.15
Pay fixed swaps	1,204	(10)	10 yrs. 7 mos.	4.37	4.41
Futures	9,329		2 yrs. 4 mos.	NM	NM
Credit derivatives	359	(4)	4 yrs. 5 mos.	NM	NM
Risk participation agreements	230		6 yrs. 8 mos.	NM	NM
Commitments related to mortgage-related assets	782	1	2 mos.	NM	NM
Options
Eurodollar	27,750	2	4 mos.	NM	NM
Treasury notes/bonds	890	(2)	2 mos.	NM	NM
Swaptions	9,589	(1)	5 yrs. 10 mos.	NM	NM
Other	45		4 mos.	NM	NM

Total other risk management and proprietary	55,589	(14)

Total free-standing derivatives	$102,497	$(14)

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 38% were based on 1-month LIBOR, 62% on 3-month LIBOR.
(b)	Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2004, the Prime Rate was 5.25%.
(c)	Fair value amounts include accrued interest of $45 million.

NM - Not meaningful

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005, and that there has been no change in internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Basis point – One hundredth of a percentage point.

Charge-off - Process of removing a loan or portion of a loan from a bank’s balance sheet because the loan is considered uncollectible. A charge-off is also recorded when a loan is transferred to held for sale and the loan’s market value is less than its carrying amount.

Common shareholders’ equity to total assets - Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less the liquidation value of preferred stock.

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

Duration of equity - An estimate of the rate sensitivity of a firm’s economic value of equity. A negative duration of equity is associated with asset sensitivity (i.e., positioned for rising interest rates), while a positive value implies liability sensitivity (i.e., vulnerable to rising rates). For example, if the duration is +1.5 years, the economic value of equity declines by 1.5% for each 100 basis point increase in interest rates.

Earning assets - Assets that generate interest income, which include: federal funds sold; resale agreements; other short-term investments, including trading securities; loans held for sale; loans, net of unearned income; securities; and certain other assets.

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

GAAP – Accounting principles generally accepted in the United States of America.

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

Nonperforming assets - Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, and foreclosed assets and other assets. Interest income does not accrue on assets classified as nonperforming.

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

Return on average capital - Annualized net income divided by average capital.

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

Taxable-equivalent interest - The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all interest-earning assets, the interest income earned on tax-exempt assets is increased to make it fully equivalent to interest income on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

In addition to factors that we have disclosed in our 2004 Annual Report on Form 10-K and in other reports that we file with the SEC and those that we discuss elsewhere in this Report, our forward-looking statements are subject to, among others, the following risks and uncertainties, which could cause actual results or future events to differ materially from those that we anticipated in our forward-looking statements or from our historical performance:

•	changes in political, economic or industry conditions, the interest rate environment, or the financial and capital markets (including as a result of actions of the Federal Reserve Board affecting interest rates, the money supply, or otherwise reflecting changes in monetary policy), which could affect: (a) credit quality and the extent of our credit losses; (b) the extent of funding of our unfunded loan commitments and letters of credit; (c) our allowances for loan and lease losses and unfunded loan commitments and letters of credit; (d) demand for our credit or fee-based products and services; (e) our net interest income; (f) the value of assets under management and assets serviced, of private equity investments, of other debt and equity investments, of loans held for sale, or of other on-balance sheet or off-balance sheet assets; or (g) the availability and terms of funding necessary to meet our liquidity needs;

•	the impact on us of legal and regulatory developments, including the following: (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to tax and pension laws; and (e) changes in accounting policies and principles, with the impact of any such developments possibly affecting our ability to operate our businesses or our financial condition or results of operations or our reputation, which in turn could have an impact on such matters as business generation and retention, our ability to attract and retain management, liquidity and funding;

•	the impact on us of changes in the nature and extent of our competition;

•	the introduction, withdrawal, success and timing of our business initiatives and strategies;

•	customer acceptance of our products and services, and our customers’ borrowing, repayment, investment and deposit practices;

•	the impact on us of changes in the extent of customer or counterparty delinquencies, bankruptcies or defaults, which could affect, among other things, credit and asset quality risk and our provision for credit losses;

•	the ability to identify and effectively manage risks inherent in our businesses;

•	how we choose to redeploy available capital, including the extent and timing of any share repurchases and acquisitions or other investments in our businesses;

•	the impact, extent and timing of technological changes, the adequacy of intellectual property protection, and costs associated with obtaining rights in intellectual property claimed by others;

•	the timing and pricing of any sales of loans or other financial assets held for sale;

•	our ability to obtain desirable levels of insurance and to successfully submit claims under applicable insurance policies;

•	the relative and absolute investment performance of assets under management; and

•	the extent of terrorist activities and international hostilities, increases or continuations of which may adversely affect the economy and financial and capital markets generally or us specifically.

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

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Three months ended September 30		Nine months ended September 30
In millions, except per share data Unaudited	2005	2004	2005	2004
INTEREST INCOME
Loans and fees on loans	$718	$516	$1,942	$1,496
Securities available for sale and held to maturity	219	139	589	414
Other	58	30	169	99

Total interest income	995	685	2,700	2,009

INTEREST EXPENSE
Deposits	270	121	676	332
Borrowed funds	166	73	425	211

Total interest expense	436	194	1,101	543

Net interest income	559	491	1,599	1,466
Provision for (recoveries of) credit losses	16	13	(3)	33

Net interest income less provision for credit losses	543	478	1,602	1,433

NONINTEREST INCOME
Asset management	364	239	1,012	744
Fund servicing	218	204	657	608
Service charges on deposits	73	65	199	187
Brokerage	56	52	168	166
Consumer services	75	66	215	196
Corporate services	127	100	351	353
Equity management gains	36	16	80	58
Net securities gains (losses)	(2)	16	(37)	45
Trading	47	16	108	69
Other	119	64	258	233

Total noninterest income	1,113	838	3,011	2,659

NONINTEREST EXPENSE
Compensation	545	500	1,505	1,303
Employee benefits	86	76	255	227
Net occupancy	86	68	231	203
Equipment	73	72	221	216
Marketing	30	19	75	63
Other	336	246	904	774

Total noninterest expense	1,156	981	3,191	2,786

Income before minority and noncontrolling interests and income taxes	500	335	1,422	1,306
Minority and noncontrolling interests in income (loss) of consolidated entities	14	(13)	29	5
Income taxes	152	90	423	411

Net income	$334	$258	$970	$890

EARNINGS PER COMMON SHARE
Basic	$1.16	$.92	$3.40	$3.16
Diluted	$1.14	$.91	$3.35	$3.13

AVERAGE COMMON SHARES OUTSTANDING
Basic	289	281	285	281
Diluted	292	283	288	284

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2005	December 31 2004
ASSETS
Cash and due from banks	$3,474	$3,230
Federal funds sold and resale agreements	907	1,635
Other short-term investments, including trading securities	2,553	1,848
Loans held for sale	2,377	1,670
Securities available for sale and held to maturity	20,658	16,761
Loans, net of unearned income of $856 and $902	50,510	43,495
Allowance for loan and lease losses	(634)	(607)

Net loans	49,876	42,888
Goodwill	3,470	3,001
Other intangible assets	755	354
Other	9,171	8,336

Total assets	$93,241	$79,723

LIABILITIES
Deposits
Noninterest-bearing	$14,099	$12,915
Interest-bearing	46,115	40,354

Total deposits	60,214	53,269
Borrowed funds
Federal funds purchased	1,477	219
Repurchase agreements	2,054	1,376
Bank notes and senior debt	3,475	2,383
Subordinated debt	4,506	4,050
Commercial paper	3,447	2,251
Other borrowed funds	3,415	1,685

Total borrowed funds	18,374	11,964
Allowance for unfunded loan commitments and letters of credit	79	75
Accrued expenses	2,637	2,406
Other	3,025	4,032

Total liabilities	84,329	71,746

Minority and noncontrolling interests in consolidated entities	595	504

SHAREHOLDERS’ EQUITY
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,358	1,265
Retained earnings	8,814	8,273
Deferred compensation expense	(64)	(51)
Accumulated other comprehensive loss	(200)	(54)
Common stock held in treasury at cost: 62 and 70 shares	(3,355)	(3,724)

Total shareholders’ equity	8,317	7,473

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$93,241	$79,723

(a)	Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Nine months ended September 30 - in millions Unaudited	2005	2004
OPERATING ACTIVITIES
Net income	$970	$890
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recoveries of) credit losses	(3)	33
Depreciation, amortization and accretion	277	226
Deferred income taxes	35	33
Securities transactions	37	(45)
Valuation adjustments	(5)	(35)
Net change in
Loans held for sale	(692)	(186)
Other short-term investments	(561)	(1,039)
Other	(1,030)	252

Net cash (used) provided by operating activities	(972)	129

INVESTING ACTIVITIES
Net change in
Loans	(1,949)	(2,381)
Federal funds sold and resale agreements	1,218	722
Repayment of securities	3,121	2,845
Sales
Securities	11,627	8,297
Loans	7	5
Foreclosed and other nonperforming assets	13	16
Purchases
Securities	(18,136)	(11,411)
Loans	(2,271)	(2,404)
Cash received from acquisitions and divestitures	263	584
Cash paid for acquisitions	(609)	(371)
Other	(217)	(197)

Net cash used by investing activities	(6,933)	(4,295)

FINANCING ACTIVITIES
Net change in
Noninterest-bearing deposits	(1,169)	569
Interest-bearing deposits	4,366	3,071
Federal funds purchased	1,257	1,789
Repurchase agreements	368	484
Commercial paper	1,196	(421)
Other short-term borrowed funds	198	280
Sales/issuances
Bank notes and senior debt	1,873	500
Subordinated debt	494	6
Other long-term borrowed funds	1,551	352
Common stock	138	129
Repayments/maturities
Bank notes and senior debt	(750)	(300)
Subordinated debt	(351)	(200)
Other long-term borrowed funds	(466)	(1,370)
Acquisition of treasury stock	(127)	(261)
Cash dividends paid	(429)	(425)

Net cash provided by financing activities	8,149	4,203

NET INCREASE IN CASH AND DUE FROM BANKS	244	37
Cash and due from banks at beginning of period	3,230	2,968

Cash and due from banks at end of period	$3,474	$3,005

CASH PAID FOR
Interest	$1,040	$538
Income taxes	363	369
NON-CASH ITEMS
Transfer from (to) loans to (from) loans held for sale, net	10	(44)
Transfer from loans to other assets	12	18

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

We are one of the largest diversified financial services companies in the United States, operating businesses engaged in:

•	Consumer banking,

•	Institutional banking,

•	Asset management, and

•	Global fund processing services.

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

Other than consumer loans, we generally classify loans and loans held for sale as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loans are well secured and in the process of collection. When interest accrual is discontinued, accrued but uncollected interest credited to income in the current year is reversed and unpaid interest accrued in the prior year, if any, is charged against the allowance for loan and lease losses. We classify home equity loans as nonaccrual at 120 days past due and home equity lines of credit as nonaccrual at 180 days past due and record them at the lower of cost or market value, less liquidation costs, unless the loans are well-secured and in the process of collection. Loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. We charge off loans other than consumer loans based on the facts and circumstances of the individual loan. Consumer loans that are not well-secured or in the process of collection are generally charged-off in the month they become 120 days past due for closed-end loans and 180 days past due for revolving lines of credit.

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

Specific allocations made to significant impaired loans are determined in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured generally based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral. We establish a specific allowance on all other impaired loans based on the loan’s loss given default credit risk rating.

Allocations to loan pools are developed by business segment based on probability of default and loss given default risk ratings by using historical loss trends and our judgment concerning those trends and other relevant factors. These factors may include, among others:

•	Actual versus estimated losses,

•	Regional and national economic conditions, and

•	Business segment and portfolio concentrations.

Loss factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, affect the collectibility of the portfolio as of the balance sheet date. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity.

While our pool reserve methodologies strive to reflect all risk factors, there continues to be a certain element of uncertainty associated with, but not limited to, potential estimation errors and imprecision in the estimation process due to the inherent lag of information. We provide additional reserves that are designed to provide coverage for expected losses attributable to such risks. In addition, these incremental reserves also include factors which may not be directly measured in the determination of specific or pooled reserves. These factors include:

•	Industry concentration and conditions,

•	Credit quality trends,

•	Recent loss experience in particular sectors of the portfolio,

•	Experience, ability and depth of lending management,

•	Changes in risk selection and underwriting standards, and

•	Bank regulatory considerations.

STOCK-BASED COMPENSATION

We did not recognize stock-based employee compensation expense related to stock options before 2003 under prior GAAP.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for the three months and nine months ended September 30, 2005 and 2004 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Three months ended		Nine months ended
In millions, except for per share data	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004
Net income as reported	$334	$258	$970	$890
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	9	39	25
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(18)	(13)	(44)	(39)

Pro forma net income	$332	$254	$965	$876

Earnings per share
Basic-as reported	$1.16	$.92	$3.40	$3.16
Basic-pro forma	$1.15	$.90	$3.38	$3.11

Diluted-as reported	$1.14	$.91	$3.35	$3.13
Diluted-pro forma	$1.13	$.90	$3.33	$3.08

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

We used the following assumptions in the option pricing model to determine 2005 and 2004 stock option expense.

Option Pricing Assumptions

Weighted-average for the nine months ended September 30	2005	2004
Risk-free interest rate	3.8%	3.4%
Dividend yield	3.8%	3.6%
Volatility	25.9%	28.9%
Expected life	4.9 yrs.	5.0 yrs.

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

In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” until further guidance is issued. EITF 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and required disclosures about unrealized losses on available for sale debt and equity securities. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but intends to issue FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 will supersede EITF 03-1 and replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing FASB, Securities and Exchange Commission (“SEC”) and EITF other-than-temporary impairment guidance. The FSP would be effective for fiscal years beginning after December 15, 2005. While we do not expect FSP 115-1 to have a material impact on our consolidated financial statements, the impact, if any, cannot be fully assessed until the final guidance is issued. At September 30, 2005, the total unrealized losses in the securities available for sale portfolio was $280 million compared with total unrealized losses of $125 million at December 31, 2004.

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

NOTE 2 ACQUISITIONS

RIGGS NATIONAL CORPORATION

As previously reported, we acquired Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, effective May 13, 2005. Under the terms of the agreement, Riggs merged into The PNC Financial Services Group, Inc. and PNC Bank, National Association (“PNC Bank, N.A.”) acquired substantially all of the assets of Riggs Bank, National Association, the principal banking subsidiary of Riggs. The acquisition gives us a substantial presence on which to build a market leading franchise in the affluent Washington, D.C. metropolitan area. In connection with the acquisition, Riggs shareholders received an aggregate of approximately $297 million in cash and 6.6 million shares of PNC common stock.

Our acquisition of Riggs resulted in $306 million of total cash paid and $184 million of cash and due from banks received.

SSRM HOLDINGS, INC.

Also as previously reported, effective January 31, 2005, our majority-owned subsidiary BlackRock closed the acquisition of SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. (“MetLife”) for an adjusted purchase price of approximately $237 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors. Substantially all of SSRM’s operations were integrated into BlackRock as of the closing date. BlackRock acquired assets under management totaling $50 billion in connection with this transaction.

The stock purchase agreement for the SSRM transaction provides for an additional payment to MetLife on the first anniversary of the closing of the SSRM transaction of up to $75 million based on BlackRock achieving specified retention levels of assets under management and run rate revenue as of the signing date of the stock purchase agreement. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client. As of September 30, 2005, no performance fees had been earned on this institutional real estate client. On the fifth anniversary of the closing of the SSRM transaction, MetLife could receive an additional payment up to a maximum of $10 million based on BlackRock’s retained assets under management associated with the MetLife defined benefit and defined contribution plans. BlackRock is unable to estimate the potential obligations under the contingent payments because it is unable to predict at this time what specific retention levels of run-rate revenue will be on the first anniversary of closing the SSRM transaction, what BlackRock’s retained assets under management will be on the fifth anniversary of the closing date of the SSRM transaction, or what performance fees will be earned on the institutional real estate client.

The stock purchase agreement also provided for a hold-back of the initial purchase price payable to MetLife primarily associated with the value of customer accounts which, as of the closing date, had not committed to maintaining their accounts with BlackRock. The amount of the payment due to MetLife will be based on the status of these accounts as of July 31, 2005. BlackRock has estimated the amount of the hold-back payment to be approximately $20 million.

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

In January 2005, BlackRock issued a bridge promissory note for $150 million, using the proceeds to facilitate the SSRM acquisition. In February 2005, BlackRock issued $250 million aggregate principal amount of convertible debentures. BlackRock used a portion of the net proceeds from this issuance to retire the bridge promissory note. These convertible debentures are included with bank notes and senior debt on our Consolidated Balance Sheet at September 30, 2005. Note 31 Subsequent Events in our 2004 Form 10-K includes further information on these convertible debentures.

NOTE 3 SECURITIES

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
September 30, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,376		$(57)	$4,319
Mortgage-backed	13,030	$1	(188)	12,843
Commercial mortgage-backed	1,663		(27)	1,636
Asset-backed	1,523		(6)	1,517
State and municipal	163	1	(1)	163
Other debt	87		(1)	86

Total debt securities	20,842	2	(280)	20,564
Corporate stocks and other	93	1		94

Total securities available for sale	$20,935	$3	$(280)	$20,658

December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735		$(13)	$4,722
Mortgage-backed	8,506	$9	(82)	8,433
Commercial mortgage-backed	1,380	5	(15)	1,370
Asset-backed	1,910	5	(14)	1,901
State and municipal	175	2	(1)	176
Other debt	33			33

Total debt securities	16,739	21	(125)	16,635
Corporate stocks and other	123	2		125

Total securities available for sale	$16,862	$23	$(125)	$16,760

SECURITIES HELD TO MATURITY
Debt securities: Asset-backed	$1			$1

Total securities held to maturity	$1			$1

(a)	Securities held to maturity at September 30, 2005 totaled less than $1.0 million.

Securities represented 22% of total assets at September 30, 2005 and 21% of total assets at December 31, 2004. The increase in total securities compared with December 31, 2004 was primarily due to the acquisition of Riggs and normal portfolio activity.

At September 30, 2005, the securities available for sale balance included a net unrealized loss of $277 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2004 was a net unrealized loss of $102 million. The increase in the net unrealized loss at September 30, 2005 reflected the impact of increases in interest rates during the first nine months of 2005, partially offset by the sales of securities during the second quarter of 2005 as discussed in our second quarter 2005 Form 10-Q.

We do not believe that any individual unrealized losses as of September 30, 2005 represent an other-than-temporary impairment. The $57 million unrealized losses reported for U.S. Treasury and government agencies were primarily related to obligations of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The $188 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by Fannie Mae, Freddie Mac and certain private issuers. The majority of the unrealized losses reported are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 3 years and 11 months as of September 30, 2005 and 2 years and 8 months at December 31, 2004.

Information relating to securities sold is set forth in the following table:

Securities Sold

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2005	$11,627	$19	$(56)	$(37)	$(13)
2004	8,297	68	(23)	45	16

The carrying value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $10.1 billion at September 30, 2005 and $8.1 billion at December 31, 2004. The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $900 million at September 30, 2005 and $1.7 billion at December 31, 2004. The decrease was the result of the termination of a structured resale agreement. Of the permitted amount, all was repledged to others at September 30, 2005 and $.6 billion was repledged to others at December 31, 2004.

NOTE 4 ASSET QUALITY

Nonperforming assets were as follows:

In millions	September 30 2005	December 31 2004
Nonperforming loans (a)	$127	$143
Nonperforming loans held for sale (b)	1	3
Foreclosed and other assets	28	29

Total nonperforming assets (c)	$156	$175

(a)	Includes a troubled debt restructured loan of $3 million as of December 31, 2004.
(b)	Includes troubled debt restructured loans held for sale of $1 million as of September 30, 2005 and $2 million as of December 31, 2004.
(c)	Excludes equity management assets carried at estimated fair value of $27 million as of September 30, 2005 and $32 million as of December 31, 2004. These assets included troubled debt restructured assets of $16 million as of September 30, 2005 and $11 million as of December 31, 2004.

Changes in the allowance for loan and lease losses were as follows:

In millions	2005	2004
Allowance at January 1	$607	$632
Charge-offs
Commercial (a)	(44)	(98)
Commercial real estate		(2)
Consumer	(33)	(32)
Residential mortgage	(1)	(3)
Lease financing		(4)

Total charge-offs	(78)	(139)

Recoveries
Commercial (b)	76	22
Commercial real estate	1	1
Consumer	11	9
Residential mortgage		1
Lease financing	1	5

Total recoveries (b)	89	38

Net recoveries (charge-offs)
Commercial (b)	32	(76)
Commercial real estate	1	(1)
Consumer	(22)	(23)
Residential mortgage	(1)	(2)
Lease financing	1	1

Total net recoveries (charge-offs) (b)	11	(101)

Provision for (recoveries of) credit losses	(3)	33
Acquired allowance (c)	23	22
Net change in allowance for unfunded loan commitments and letters of credit	(4)	(5)

Allowance at September 30	$634	$581

(a)	During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.
(b)	Amounts for 2005 reflect a $53 million loan recovery received during the second quarter.
(c)	The 2005 acquired allowance related to the Riggs acquisition and the 2004 acquired allowance related to the United National acquisition.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2005	2004
Allowance at January 1	$75	$91
Net change in allowance for unfunded loan commitments and letters of credit	4	5

Allowance at September 30	$79	$96

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the nine months ended September 30, 2005 follows:

Goodwill

In millions	December 31 2004	Additions/ Adjustments	September 30 2005
Consumer Banking	$1,144	$320	$1,464
Institutional Banking	679	112	791
BlackRock	177	13	190
PFPC	945	24	969
Other	56		56

Total	$3,001	$469	$3,470

We added $433 million of goodwill and $74 million of customer-related intangible assets in connection with our May 2005 acquisition of Riggs. Goodwill arising from the Riggs transaction is reflected in the Consumer Banking and Institutional Banking business segments in the table above. Substantially all of the other intangible assets recorded in connection with the Riggs acquisition are included in the Consumer Banking segment.

BlackRock recorded $12 million of goodwill and $299 million of customer-related intangible assets described below in connection with its January 2005 SSRM acquisition.

Note 2 Acquisitions contains further information on the Riggs and SSRM transactions.

During the third quarter of 2005, PFPC recognized an additional $24 million of goodwill and a corresponding liability in connection with the achievement of the contingent consideration threshold related to its 2003 ADVISORport acquisition. The additional consideration is expected to be paid in 2006.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares for an acquisition or pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value and this results in an increase in our percentage ownership interest. The net impact of BlackRock’s stock activity during the first nine months of 2005, including the issuance of shares in the SSRM transaction, did not have a significant impact on goodwill.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	September 30 2005	December 31 2004
Customer-related and other intangibles
Gross carrying amount	$588	$214
Accumulated amortization	(130)	(102)

Net carrying amount	$458	$112

Mortgage and other loan servicing rights
Gross carrying amount	$479	$408
Accumulated amortization	(182)	(166)

Net carrying amount	$297	$242

Total	$755	$354

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights, on an accelerated basis. At December 31, 2004, we had two indefinite-lived other intangible assets included in “Customer-related and other intangibles” in the table above with a total carrying value of $4 million. In connection with the SSRM acquisition, BlackRock recorded $299 million of management contracts during 2005, of which approximately $235 million are considered to have indefinite lives.

For customer-related intangibles, the estimated remaining useful lives range from approximately one year to 20 years, with a weighted-average remaining useful life of approximately seven years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2005, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2004	$3,001	$112	$242
Additions/adjustments:
Riggs acquisition	433	74
BlackRock acquisition of SSRM	12	299
Institutional Banking			78
PFPC	24
Other		1
Amortization		(28)	(23)

Balance at September 30, 2005	$3,470	$458	$297

Amortization expense on intangible assets for the first nine months of 2005 was $51 million. Amortization expense on existing intangible assets for the remainder of 2005 and for 2006 through 2010 is estimated to be as follows:

•	Remainder of 2005: $21 million,

•	2006: $79 million,

•	2007: $75 million,

•	2008: $69 million,

•	2009: $63 million, and

•	2010: $44 million.

NOTE 6 VARIABLE INTEREST ENTITIES

As discussed in our 2004 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be variable interest entities (“VIEs”). We consolidate certain VIEs for which we are the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2004 Form 10-K.

At September 30, 2005, the aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
September 30, 2005
Market Street Funding Corporation (a)	$3,007	$3,007
Partnership interests in low income housing projects	705	705
Other	28	25

Total consolidated VIEs	$3,740	$3,737

December 31, 2004
Market Street Funding Corporation	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10

Total consolidated VIEs	$2,684	$2,681

(a)	In October 2005, Market Street Funding Corporation was restructured as a limited liability company and issued a subordinated note to an unrelated third party investor. This transaction resulted in PNC no longer being the primary beneficiary of Market Street Funding Corporation. Consequently, we will no longer consolidate Market Street. See Note 15 Subsequent Events for further information.

We also hold significant variable interests in other VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated–VIEs - Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss(b)
September 30, 2005
Collateralized debt obligations (a)	$5,788	$5,191	$53
Private investment funds (a)	4,487	1,285	6
Other partnership interests in low income housing projects	35	29	3

Total significant variable interests	$10,310	$6,505	$62

December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$33
Private investment funds (a)	1,872	125	24
Other partnership interests in low income housing projects	37	28	4

Total significant variable interests	$5,061	$2,853	$61

(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Fund
September 30, 2005	$121	$121	$31
December 31, 2004	$78	$76	$20

NOTE 7 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

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

NOTE 8 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

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

During the second quarter of 2005, we acquired a frozen defined benefit pension plan as a result of the Riggs acquisition. Plan assets and projected benefit obligations of the Riggs plan were approximately $107 million and $116 million, respectively, at acquisition date. The $9 million funding deficit was recognized as part of the Riggs acquisition purchase price allocation. For determining contribution amounts to the plan, deficits are calculated using ERISA-mandated rules, and on this basis we contributed approximately $16 million to the Riggs plan in September 2005. We plan to integrate the Riggs plan into the PNC plan before the end of 2005.

We also maintain nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and we make any payments to plan participants. We also provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The components of our net periodic pension and post-retirement benefit cost for the third quarter and first nine months of 2005 and 2004 were as follows:

Three months ended September 30 In millions	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
	2005	2004	2005	2004	2005	2004
Service cost	$9	$7			$1	$1
Interest cost	18	15	$1	$1	3	5
Expected return on plan assets	(34)	(25)
Amortization of prior service cost	(1)	(1)			(2)	(2)
Recognized net actuarial loss	6	5	1	1	1	2

Net periodic cost	$(2)	$1	$2	$2	$3	$6

Nine months ended September 30 In millions	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
	2005	2004	2005	2004	2005	2004
Service cost	$25	$27	$1	$1	$2	$3
Interest cost	48	48	3	3	10	13
Expected return on plan assets	(95)	(84)
Amortization of prior service cost	(1)	(1)			(5)	(5)
Recognized net actuarial loss	18	17	2	2	3	4

Net periodic cost	$(5)	$7	$6	$6	$10	$15

2002 BlackRock Long-Term Retention and Incentive Plan

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock Class A common stock to be surrendered by PNC and distributed to LTIP participants in 2007, less income tax withholding. Shares attributable to value in excess of our $200 million LTIP funding requirement will be available to support BlackRock’s future long-term retention and incentive programs but are not subject to surrender until the programs are approved by BlackRock’s Compensation Committee of its Board of Directors and PNC. In addition, shares distributed to LTIP participants in 2007 will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. BlackRock has granted approximately $231 million in LTIP Awards, net of forfeitures.

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

We reported pretax charges in the first nine months of 2004 totaling $110 million in connection with the LTIP, including $96 million in the third quarter, based upon management’s determination that full vesting of the LTIP Awards was probable as of September 30, 2004. Note 22 Stock-Based Compensation Plans included in our 2004 Form 10-K provides additional information on these charges.

We reported pretax expense of $48 million in the first nine months of 2005, including $16 million during the third quarter, related to the LTIP Awards. We expect to report additional pretax charges of approximately $16 million per quarter through December 2006 related to the remaining service period of the LTIP Awards granted.

NOTE 9 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate risk and reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows caused by interest rate volatility. These instruments include interest rate swaps, interest rate caps and floors, futures contracts, and total return swaps.

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

During the next twelve months, we expect to reclassify to earnings $2.6 million of pretax net losses, or $1.7 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income. This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2005. These net gains are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of September 30, 2005 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

If a derivative is not effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged, then any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $2 million net loss for the nine months ended September 30, 2005 compared with net loss of $4 million in the same period of 2004.

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

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or generate revenue. These derivatives typically are based on the change in value, due to changing credit spreads, of publicly-issued bonds.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2005 we held cash and U.S. government and mortgage-backed securities with a fair value of $96 million and pledged U.S. agency and mortgage-backed securities with a fair value of $167 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005			December 31, 2004
In millions	Notional amount	Estimated net fair value	Credit risk	Notional amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES

Fair value hedges	$6,213	$107	$135	$4,155	$210	$217
Cash flow hedges	2,302	(13)		360	(1)

Total	$8,515	$94	$135	$4,515	$209	$217

FREE-STANDING DERIVATIVES

Interest rate contracts	$64,693	$38	$369	$52,447	$8	$385
Equity contracts	2,809	(78)	165	2,186	(29)	123
Foreign exchange contracts	11,587		74	7,245	10	79
Credit contracts	1,464	(4)	2	359	(4)
Options	49,450	34	187	38,873	(1)	103
Risk participation agreements	349			230
Commitments related to mortgage- related assets	2,233	(7)	4	782	1	3
Other	429	3	11	375	1	6

Total	$133,014	$(14)	$812	$102,497	$(14)	$699

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended September 30		Nine months ended September 30
In millions, except share and per share data	2005	2004	2005	2004
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income	$334	$258	$970	$890
Less: Preferred dividends declared	1		1	1

Net income applicable to basic earnings per common share	$333	$258	$969	$889
Basic weighted-average common shares outstanding (in thousands)	288,618	280,810	284,963	281,288

Basic earnings per common share	$1.16	$.92	$3.40	$3.16

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Net income	$334	$258	$970	$890
Less: BlackRock adjustment for common stock equivalents	2		5	3

Net income applicable to diluted earnings per common share	$332	$258	$965	$887
Basic weighted-average common shares outstanding (in thousands)	288,618	280,810	284,963	281,288

Conversion of preferred stock Series A and B	78	85	79	86
Conversion of preferred stock Series C and D	614	650	623	670
Conversion of debentures	2	11	2	12
Exercise of stock options	1,098	726	1,004	948
Incentive share awards	1,511	540	1,489	544

Diluted weighted-average common shares outstanding (in thousands)	291,921	282,822	288,160	283,548

Diluted earnings per common share	$1.14	$.91	$3.35	$3.13

(a) Excludes stock options considered to be anti-dilutive (in thousands)	10,903	11,225	12,459	10,842

NOTE 11 SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first nine months of 2005 follows. Our preferred stock outstanding as of September 30, 2005 and December 31, 2004 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2004	283	$1,764	$1,265	$8,273	$(51)	$(54)	$(3,724)	$7,473
Net income				970				970
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(114)		(114)
Net unrealized losses on cash flow hedge derivatives						(21)		(21)
Other (a)						(11)		(11)

Comprehensive income								824

Cash dividends declared
Common ($1.50 per share)				(428)				(428)
Preferred				(1)				(1)
Treasury stock activity	8		73				369	442
Tax benefit of stock option plans			5					5
Stock options granted			21					21
Subsidiary stock transactions			(6)					(6)
Deferred compensation expense					(13)			(13)

Balance at September 30, 2005	291	$1,764	$1,358	$8,814	$(64)	$(200)	$(3,355)	$8,317

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Nine months ended September 30, 2005 In millions	Pretax Amount	Tax Benefit (Expense)	After- tax Amount
Change in net unrealized securities losses
Increase in net unrealized losses on securities held at period end	$(216)	$75	$(141)
Less: Net losses realized in net income (b)	(41)	14	(27)

Change in net unrealized securities losses	(175)	61	(114)

Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized losses on cash flow hedge derivatives	(33)	12	(21)
Less: Net losses realized in net income

Change in net unrealized losses on cash flow hedge derivatives	(33)	12	(21)

Other (a)	(16)	5	(11)

Other comprehensive income (loss)	$(224)	$78	$(146)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	September 30, 2005		December 31, 2004
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(277)	$(180)	$(102)	$(66)
Net unrealized gains (losses) on cash flow hedge derivatives	(24)	(15)	9	6
Other (a)	(7)	(5)	9	6

Accumulated other comprehensive loss	$(308)	$(200)	$(84)	$(54)

(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.
(b)	The pretax amount represents net unrealized losses at December 31, 2004 that were realized in 2005 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during 2005.

NOTE12 LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits is pending in the United States Bankruptcy Court for the Southern District of New York and is being maintained on Adelphia’s behalf as an adversary proceeding by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding. The other lawsuits (one of which is a putative consolidated class action) have been brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in the United States District Court for the Southern District of New York. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend these lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of these lawsuits. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these matters might be (although we note that the amounts potentially involved in these cases as a group for all defendants could be very significant) or the portion of any such recoveries for which we would ultimately be responsible.

On April 29, 2005, an amended complaint was filed in the putative class action against PNC; PNC Bank, N.A.; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. We filed a motion to dismiss the amended complaint on May 23, 2005, which is currently pending. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 transactions (the “PAGIC transactions”) that gave rise to a financial statement restatement that we announced in January 2002. In December 2004, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These pending proceedings and settlement agreements and other related matters are described in Note 5 Legal Proceedings included in Part II, Item 8 of our 2004 Annual Report on Form 10-K and updated in Note 15 Legal Proceedings included in Part I, Item 1 of our first quarter 2005 Form 10-Q. We are making progress towards completing those aspects of the settlement agreements that remain subject to conditions. In particular, the United States District Court for the Western District of Pennsylvania held a hearing on August 4, 2005 in the consolidated class action lawsuit brought on behalf of certain purchasers of our common stock to determine whether to approve the proposed settlement agreement.

In its Form 10-Q for the quarter ended March 31, 2005, Riggs National Corporation (“Riggs”) disclosed a number of pending lawsuits. All material lawsuits have been finally resolved or settlement agreements have been reached, in some cases subject to final documentation or court approval. None of the pending settlement amounts where the settlement has not been completed is material to PNC. The pending settlement amount for each of these lawsuits has been reserved upon the recording of our acquisition of Riggs.

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

In addition to the proceedings or other matters referred to above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. Management does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in such other proceedings or in the matters specifically referred to above, will have a material adverse effect on our results of operations in any future reporting period.

NOTE 13 BUSINESS SEGMENTS

We operate four major businesses engaged in providing banking, asset management and global fund processing products and services. Banking businesses include consumer banking (consumer/small business and wealth management) and institutional banking.

During the third quarter of 2005 we reorganized our banking businesses into two units, Consumer Banking and Institutional Banking, aligning our reporting with our client base and with the organizational changes we made in connection with the One PNC initiative. The Consumer Banking business segment comprises consumer and small business customers. The Institutional Banking business segment includes middle market and corporate customers. Amounts previously reported under Regional Community Banking, Wholesale Banking and PNC Advisors have been reclassified to reflect this new reporting structure. Intercompany eliminations and other adjustments made to combine Regional Community Banking and PNC Advisors for prior periods were not significant. Our Current Report on Form 8-K dated September 30, 2005 contains additional information regarding this new reporting structure.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Results of individual businesses are presented based on our management accounting practices and our operating structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our business and management structure change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking businesses using our risk-based economic capital model. We increased the capital assigned to Consumer Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC reflects legal entity shareholders’ equity. BlackRock’s capital is consistent with its separate public company financial statement disclosures.

We have allocated the allowances for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. The costs incurred by operations and other support areas not directly aligned with the businesses are allocated primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities and minority interest in income of BlackRock, differences between business segment performance reporting and financial statement reporting (GAAP), and corporate overhead.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Consumer Banking provides deposit, lending, brokerage, trust, investment management and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area. Our customers are serviced through 830 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located mainly in Pennsylvania, New Jersey, Ohio, Kentucky, Delaware and the Greater Washington, D.C. area, including Virginia and Maryland. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Consumer Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets. See Note 2 Acquisitions for further information regarding the 2005 Riggs acquisition.

Institutional Banking provides lending, treasury management, and capital markets-related products and services and commercial loan servicing to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products include foreign exchange, derivatives, loan syndications and securities underwriting and distribution. Institutional Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $428 billion of assets under management at September 30, 2005. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, cash management and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. See Note 2 Acquisitions for further information regarding BlackRock’s 2005 SSRM acquisition.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry, and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Business Segment Results (a)

Three months ended September 30 In millions	Consumer Banking	Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2005 INCOME STATEMENT

Net interest income (expense)	$402	$189	$19	$(6)	$(36)	$(9)	$559
Noninterest income	333	155	301	217	131	(24)	1,113

Total revenue	735	344	320	211	95	(33)	1,672
Provision for (recoveries of) credit losses	14	(1)			3		16
Depreciation and amortization	19	6	8	14	32		79
Other noninterest expense	422	181	213	157	127	(23)	1,077

Earnings before minority and other interests and income taxes	280	158	99	40	(67)	(10)	500
Minority and other interests in income of consolidated entities		(14)	1		27		14
Income taxes	104	54	37	12	(43)	(12)	152

Earnings	$176	$118	$61	$28	$(51)	$2	$334

Inter-segment revenue	$1	$2	$9	$1	$20	$(33)

AVERAGE ASSETS (b)	$28,788	$27,244	$1,673	$2,082	$32,940	$(1,651)	$91,076

2004 INCOME STATEMENT
Net interest income (expense)	$370	$178	$6	$(12)	$(54)	$3	$491
Noninterest income	303	119	171	202	58	(15)	838

Total revenue	673	297	177	190	4	(12)	1,329
Provision for (recoveries of) credit losses	14	1			(2)		13
Depreciation and amortization	14	6	6	14	17		57
Other noninterest expense	396	160	188	147	46	(13)	924

Earnings before minority and other interests and income taxes	249	130	(17)	29	(57)	1	335
Minority and other interests in income of consolidated entities		(12)			(1)		(13)
Income taxes	91	42	(7)	12	(49)	1	90

Earnings	$158	$100	$(10)	$17	$(7)		$258

Inter-segment revenue	$2	$4	$7		$(1)	$(12)

AVERAGE ASSETS (b)	$24,954	$21,579	$1,077	$2,068	$27,512	$(1,828)	$75,362

Nine months ended September 30 In millions	Consumer Banking	Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2005 INCOME STATEMENT

Net interest income (expense)	$1,164	$544	$31	$(27)	$(101)	$(12)	$1,599
Noninterest income	937	432	822	664	214	(58)	3,011

Total revenue	2,101	976	853	637	113	(70)	4,610
Provision for (recoveries of) credit losses	43	(53)			7		(3)
Depreciation and amortization	51	17	22	43	69		202
Other noninterest expense	1,233	505	572	477	254	(52)	2,989

Earnings before minority and other interests and income taxes	774	507	259	117	(217)	(18)	1,422
Minority and other interests in income of consolidated entities		(36)	2		63		29
Income taxes	287	171	96	42	(146)	(27)	423

Earnings	$487	$372	$161	$75	$(134)	$9	$970

Inter-segment revenue	$5	$5	$24	$2	$34	$(70)

AVERAGE ASSETS (b)	$27,372	$25,848	$1,673	$2,082	$32,004	$(1,618)	$87,361

2004 INCOME STATEMENT
Net interest income (expense)	$1,095	$511	$27	$(36)	$(131)		$1,466
Noninterest income	908	423	537	602	235	$(46)	2,659

Total revenue	2,003	934	564	566	104	(46)	4,125
Provision for (recoveries of) credit losses	48	(4)			(11)		33
Depreciation and amortization	44	16	16	30	52		158
Other noninterest expense	1,215	474	411	452	122	(46)	2,628

Earnings before minority and other interests and income taxes	696	448	137	84	(59)		1,306
Minority and other interests in income of consolidated entities		(32)	4		33		5
Income taxes	253	145	40	34	(64)	3	411

Earnings	$443	$335	$93	$50	$(28)	$(3)	$890

Inter-segment revenue	$8	$5	$24		$9	$(46)

AVERAGE ASSETS (b)	$24,188	$21,844	$1,077	$2,068	$26,844	$(1,932)	$74,089

(a)	Certain revenue and expense amounts shown in this table differ from amounts included in the “Business Segments Review” section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis (except for PFPC) and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the “Business Segments Review” section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense), debt financing, and fund servicing revenue as disclosed in the “Business Segments Review” section.
(b)	Period-end balances for BlackRock and PFPC.

NOTE 14 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $85 million and in affordable housing limited partnerships of $44 million at September 30, 2005.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2005 had terms ranging from less than one year to 9 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6 billion at September 30, 2005.

Assets valued as of September 30, 2005 of approximately $900 million secured certain specifically identified standby letters of credit. Approximately $2 billion in recourse provisions from third parties was also available for this purpose as of September 30, 2005. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $53 million at September 30, 2005.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations and enter into certain other liquidity facilities to support individual pools of receivables acquired by unrelated commercial paper conduits. At September 30, 2005, our total commitments under these facilities were $225 million and $242 million, respectively.

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

We enter into certain types of agreements that include provisions for indemnifying third parties, such as:

•	Agreements relating to providing various servicing and processing functions to third parties,

•	Agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions,

•	Syndicated credit agreements, as a syndicate member,

•	Sales of individual loans,

•	Arrangements with brokers to facilitate the hedging of derivative and convertible arbitrage activities, and

•	Litigation settlement agreements.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first nine months of 2005. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At September 30, 2005, the total maximum potential exposure as a result of these indemnity obligations was approximately $5.4 billion, although we held collateral at the time in excess of that amount.

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

NOTE 15 SUBSEQUENT EVENTS

Market Street Funding Corporation

Market Street Funding Corporation (“Market Street”) is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchase of, or making of, loans secured by interests primarily in pools of receivables from U.S. corporations that desire access to the commercial paper market. Market Street funds the purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 25, 2009. At September 30, 2005, $99 million was outstanding on this facility. Commitments under liquidity arrangements were $4.0 billion as of September 30, 2005.

Under the provisions of FIN 46R, we consolidated Market Street effective July 1, 2003 as we were deemed the primary beneficiary of Market Street.

In early October 2005, Market Street was restructured as a limited liability company and entered into a Subordinated Note Purchase Agreement (“Note”) on October 17, 2005 with an unrelated third party. The principal amount of the Note was $4.1 million and has an original maturity of eight years. The Note bears interest at 18% with any penalty interest/fees charged by Market Street on specific transactions accruing to the benefit of the Note holder. Proceeds from the issuance of the Note were placed in a first loss reserve account that may be used to reimburse any losses incurred by PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements. As a result of issuance of the Note and as required by FIN 46R, we reevaluated whether PNC continued to be the primary beneficiary of Market Street. Based on this analysis, we determined that the Note holder would absorb more than 50% of the expected losses of Market Street and therefore would be the primary beneficiary under the provisions of FIN 46R. As a result, Market Street was deconsolidated from our Consolidated Balance Sheet effective October 17, 2005. At this date, PNC’s maximum exposure to loss related to Market Street was approximately $4.1 billion.

Harris Williams & Co.

On October 11, 2005, we acquired Harris Williams & Co., one of the nation’s largest firms focused on providing merger and acquisition advisory and related services to middle market companies, including private equity firms and private and public companies.

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine months ended September 30
	2005			2004
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
ASSETS
Interest-earning assets
Securities available for sale and held to maturity
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$10,984	$347	4.22%	$8,861	$252	3.79%
U.S. Treasury and government agencies/corporations	7,425	227	4.08	6,457	146	3.01
State and municipal	170	7	5.47	235	12	6.91
Corporate stocks and other	176	10	7.27	247	8	4.27

Total securities available for sale	18,755	591	4.20	15,800	418	3.52

Securities held to maturity				2		6.80
Total securities available for sale and held to maturity	18,755	591	4.20	15,802	418	3.53
Loans, net of unearned income
Commercial	18,966	829	5.77	16,398	617	4.94
Commercial real estate	2,483	110	5.86	2,156	75	4.57
Consumer	16,173	668	5.52	13,790	529	5.12
Residential mortgage	5,785	226	5.20	3,825	149	5.20
Lease financing	2,985	100	4.49	3,555	120	4.51
Other	484	17	4.54	507	11	2.89

Total loans, net of unearned income	46,876	1,950	5.52	40,231	1,501	4.94
Loans held for sale	2,163	67	4.12	1,591	31	2.54
Federal funds sold and resale agreements	1,100	20	2.37	1,803	23	1.70
Other	3,027	92	4.07	1,487	50	4.53

Total interest-earning assets/interest income	71,921	2,720	5.03	60,914	2,023	4.41
Noninterest-earning assets
Allowance for loan and lease losses	(634)			(616)
Cash and due from banks	3,110			2,846
Other assets	12,964			10,945

Total assets	$87,361			$74,089

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$17,504	272	2.08	$15,842	95.80
Demand	8,172	39.64		7,869	22.37
Savings	2,735	13.62		2,638	7.37
Retail certificates of deposit	11,225	257	3.07	8,844	178	2.68
Other time	1,569	44	3.69	617	18	3.80
Time deposits in foreign offices	2,303	51	2.91	1,285	12	1.18

Total interest-bearing deposits	43,508	676	2.07	37,095	332	1.19
Borrowed funds
Federal funds purchased	1,957	45	3.01	2,051	17	1.11
Repurchase agreements	2,282	48	2.75	1,274	10	1.00
Bank notes and senior debt	3,076	76	3.26	2,738	46	2.20
Subordinated debt	3,911	137	4.69	3,516	102	3.85
Commercial paper	2,703	63	3.08	1,868	17	1.20
Other borrowed funds	2,274	56	3.24	1,037	19	2.42

Total borrowed funds	16,203	425	3.47	12,484	211	2.24

Total interest-bearing liabilities/interest expense	59,711	1,101	2.46	49,579	543	1.46
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	13,057			11,838
Allowance for unfunded loan commitments and letters of credit	80			88
Accrued expenses and other liabilities	6,115			5,089
Minority and noncontrolling interests in consolidated entities	523			440
Shareholders’ equity	7,875			7,055

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$87,361			$74,089

Interest rate spread			2.57			2.95
Impact of noninterest-bearing sources			.42			.27

Net interest income/margin		$1,619	2.99%		$1,480	3.22%

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

STATISTICAL INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	Third Quarter 2005			Second Quarter 2005			Third Quarter 2004
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
ASSETS
Interest-earning assets
Securities available for sale and held to maturity
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$12,154	$129	4.26%	$11,138	$117	4.22%	$8,667	$85	3.90%
U.S. Treasury and government agencies/corporations	7,960	84	4.24	7,406	77	4.12	6,288	49	3.10
State and municipal	167	2	5.41	171	2	5.20	216	5	10.35
Corporate stocks and other	167	4	8.62	190	3	5.92	201	2	4.37

Total securities available for sale	20,448	219	4.29	18,905	199	4.21	15,372	141	3.67
Securities held to maturity				1		1.84	2		(.70)

Total securities available for sale and held to maturity	20,448	219	4.29	18,906	199	4.21	15,374	141	3.67
Loans, net of unearned income
Commercial	19,685	307	6.11	19,259	277	5.69	16,915	211	4.87
Commercial real estate	2,947	47	6.28	2,478	36	5.67	2,120	25	4.58
Consumer	16,673	239	5.68	16,195	223	5.53	14,673	187	5.06
Residential mortgage	6,739	89	5.27	5,742	74	5.16	4,354	56	5.16
Lease financing	2,937	33	4.45	2,978	33	4.52	3,182	35	4.38
Other	469	6	4.96	484	6	4.58	507	4	3.02

Total loans, net of unearned income	49,450	721	5.75	47,136	649	5.48	41,751	518	4.89
Loans held for sale	2,390	26	4.33	2,152	26	4.71	1,578	10	2.42
Federal funds sold and resale agreements	423	3	2.92	649	4	2.43	1,283	6	2.07
Other	3,046	33	4.19	3,098	30	4.04	1,746	17	3.92

Total interest-earning assets/interest income	75,757	1,002	5.23	71,941	908	5.03	61,732	692	4.44
Noninterest-earning assets
Allowance for loan and lease losses	(634)			(655)			(593)
Cash and due from banks	3,233			3,106			2,851
Other assets	12,720			13,167			11,372

Total assets	$91,076			$87,559			$75,362

LIABILITIES, MINORITY AND NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
Money market	$18,447	113	2.43	$17,482	89	2.05	$15,916	37.93
Demand	8,343	15.71		8,205	13.62		7,857	8.39
Savings	2,589	4.55		2,787	4.63		2,730	3.44
Retail certificates of deposit	12,143	99	3.27	11,215	86	3.04	9,100	60	2.64
Other time	2,306	21	3.54	1,484	14	3.82	825	7	3.23
Time deposits in foreign offices	2,061	18	3.40	2,477	18	2.91	1,561	6	1.46

Total interest-bearing deposits	45,889	270	2.33	43,650	224	2.05	37,989	121	1.27
Borrowed funds
Federal funds purchased	1,704	16	3.48	2,506	19	3.00	1,940	7	1.44
Repurchase agreements	2,137	18	3.16	2,405	17	2.86	1,158	4	1.23
Bank notes and senior debt	3,271	30	3.65	3,288	27	3.21	2,709	16	2.28
Subordinated debt	3,996	50	5.07	3,826	45	4.72	3,411	34	3.89
Commercial paper	3,316	29	3.48	2,438	19	3.07	1,679	6	1.48
Other borrowed funds	2,790	23	3.17	1,867	16	3.40	858	6	3.10

Total borrowed funds	17,214	166	3.79	16,330	143	3.48	11,755	73	2.45

Total interest-bearing liabilities/interest expense	63,103	436	2.73	59,980	367	2.44	49,744	194	1.55
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	13,738			12,987			12,477
Allowance for unfunded loan commitments and letters of credit	84			78			84
Accrued expenses and other liabilities	5,408			6,095			5,470
Minority and noncontrolling interests in consolidated entities	518			526			466
Shareholders’ equity	8,225			7,893			7,121

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$91,076			$87,559			$75,362

Interest rate spread			2.50			2.59			2.89
Impact of noninterest-bearing sources			.46			.41			.30

Net interest income/margin		$566	2.96%		$541	3.00%		$498	3.19%

Loan fees for the nine months ended September 30, 2005 and September 30, 2004 were $79 million and $81 million, respectively. Loan fees for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004 were $28 million, $27 million and $26 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments for the nine months ended September 30, 2005 and September 30, 2004 were $20 million and $14 million, respectively. The taxable-equivalent adjustments for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004 were $7 million, $7 million and $7 million, respectively.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated in response to this Item by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On October 11, 2005, PNC completed its acquisition of the outstanding capital stock of HW Holdings, Inc. (“HW”), the parent corporation and sole owner of Harris Williams & Co., a leading mergers and acquisitions advisor to middle market companies. As a portion of the consideration for this acquisition, PNC issued 701,622 shares of PNC common stock to the shareholders of HW.

The issuance by PNC of its common stock to the HW selling shareholders was not a public offering as defined in Section 4(2) of the Securities Act of 1933 due to the limited number of persons involved in the transaction, the size of the offering and the manner of the offering, and therefore qualified for exemption under Section 4(2) of the Securities Act. Further, the selling shareholders agreed to and received share certificates bearing a restrictive legend, which is intended to prevent the shares from being inappropriately redistributed into the market.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the third quarter of 2005 are included in the following table:

In thousands, except per share data

2005 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
July 1 – July 31	115	$54.93	—	19,522
August 1 – August 31	154	$55.81	—	19,522
September 1 – September 30	118	$56.14	—	19,522
Total	387	$55.65	—

(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table, if any, and PNC common stock purchased in connection with our various employee benefit plans.
(2)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. We did not purchase any shares under this program during the third quarter of 2005.

ITEM 5. OTHER INFORMATION

(a) Entry into and Modification of Material Definitive Agreements

Trust Agreements

On November 3, 2005, PNC Investment Corp., a non-bank subsidiary of PNC, entered into a trust agreement with PNC Bank, National Association (“PNC Bank”), PNC’s principal bank subsidiary, establishing a trust commonly known as a rabbi trust with PNC Investment Corp., as settlor, and PNC Bank as trustee. PNC established the new rabbi trust with PNC Bank as trustee as part of the One PNC initiative discussed elsewhere in this Report in order to substantially reduce annual trustee fees currently being paid to Hershey Trust Company for our older existing rabbi trust.

The purpose of the new rabbi trust is to provide a source of funds for payments that PNC and certain of its subsidiaries are or may become obligated to make to former, present and future employee participants under certain specified non-ERISA employee benefit plans, currently our deferred compensation plan and nonqualified supplemental incentive savings plan. We have attached a copy of the trust agreement for this new rabbi trust as Exhibit 10.34 to this Report.

PNC Investment Corp. is also the settlor of a similar rabbi trust under a trust agreement dated December 20, 1999 with the Hershey Trust Company. This older rabbi trust was established for the purpose of providing a source of funds for payments that PNC and certain of its subsidiaries are or may become obligated to make under a number of employee and director plans and agreements to former, present and future employee and director participants in those plans or agreements. Funding of this trust becomes mandatory in the event of a change in control of PNC in order to ensure that payments to participants will not be improperly withheld.

As part of the One PNC initiative, PNC Investment Corp. will transfer substantially all of the assets currently held in the older rabbi trust to PNC Bank as trustee of the new rabbi trust, thus substantially reducing the annual trustee fees payable to Hershey Trust Company for the rabbi trust. The older rabbi trust agreement will, however, remain in effect. Under the terms of that trust agreement, mandatory funding of the trust continues to be required in the event of a change in control of PNC, with the newer rabbi trust transferring any assets it may have at that time to Hershey Trust Company as part of this funding.

The trust agreement with Hershey Trust Company was amended November 3, 2005 to facilitate coordination with the new rabbi trust. We have attached a copy of the amended and restated agreement for the older rabbi trust as Exhibit 10.35 to this Report.

Time Sharing Agreements

Also on November 3, 2005, we entered into new time sharing agreements with James E. Rohr and Joseph C. Guyaux, our CEO and President, respectively, with respect to use of PNC’s corporate aircraft. These agreements replace prior agreements in place effective July 15, 2004 between PNC and these executives with respect to our corporate aircraft, with the principal financial terms in the new form of time sharing agreement being unchanged from the prior form. These agreements are used by PNC to provide a means to implement our policy, described in our proxy statement for our 2005 annual meeting of shareholders, that limits the annual incremental cost of perquisites and personal benefits (including personal use of corporate aircraft) for each of our executive officers to $50,000, requiring reimbursement of the company should the cost of such perquisites and personal benefits exceed the cap. These agreements provide a mechanism for obtaining reimbursement of the incremental cost of corporate aircraft use that would otherwise result in one of these executives exceeding that cap while complying with Federal Aviation Administration regulations limiting when a company such as PNC may accept any such reimbursement. For those flights subject to the time sharing agreements, the executive is required to pay PNC the maximum amount permissible under FAA regulations.

We have attached a copy of the new form of time sharing agreement as Exhibit 10.36. Mr. Rohr and Mr. Guyaux have each entered into agreements on this form covering each of PNC’s aircraft. We will need to enter into new agreements on this form with respect to any additional executives who become subject to the need to reimburse us for use of our aircraft and to the extent that agreements are required for other PNC corporate aircraft from time to time.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.5	By-Laws of the Corporation, as amended and restated

10.34	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association

10.35	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee

10.36	Form of time sharing agreements between the Corporation and certain executives

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 7, 2005 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson Chief Financial Officer (Principal Financial Officer)

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

	High	Low	Close	Cash Dividends Declared
2005 Quarter
First	$57.57	$50.30	$51.48	$.50
Second	55.90	49.35	54.46	.50
Third	58.95	53.80	58.02	.50

Total				$1.50

2004 Quarter
First	$59.79	$52.68	$55.42	$.50
Second	56.00	50.70	53.08	.50
Third	54.22	48.90	54.10	.50
Fourth	57.64	50.70	57.44	.50

Total				$2.00

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