Form 10-K
period 2005-12-31
PNC FINANCIAL SERVICES GROUP INC
filed 2006-03-15
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2005, determined using the per share closing price on that date on the New York Stock Exchange of $54.46, was approximately $15.7 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 28, 2006: 294,852,255

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 25, 2006 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

PART I

Forward-Looking Statements: From time to time The PNC Financial Services Group, Inc. (“PNC” or “Corporation”) has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (“Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A and our Cautionary Statement Regarding Forward-Looking Information included in Item 7 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW We are one of the largest diversified financial services companies in the United States, operating businesses engaged in retail banking, corporate and institutional banking, asset management, and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky and the greater Washington, D.C. area. We also provide certain asset management and global fund processing services internationally. At December 31, 2005, our consolidated total assets, deposits and shareholders’ equity were $92.0 billion, $60.3 billion and $8.6 billion, respectively.

We were incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, we have diversified our geographical presence, business mix and product capabilities through internal growth and strategic bank and non-bank acquisitions and the formation of various non-banking subsidiaries.

We include information on significant recent acquisitions and a planned transaction in Note 2 Acquisitions and Note 26 Subsequent Event in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

REVIEW OF LINES OF BUSINESS In addition to the following information relating to our lines of business, we incorporate information under the captions Line of Business Highlights, Product Revenue, Cross-Border Leases and Related Tax and Accounting Matters, Aircraft and Vehicle Leasing Businesses, and Business Segments Review in Item 7 of this Report here by reference. Also, we include financial and other information by business in Note 21 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

We operate four major businesses engaged in providing banking, asset management and global fund processing products and services. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

During the third quarter of 2005 we reorganized our banking businesses into two units, Retail Banking and Corporate & Institutional Banking, aligning our reporting with our client base and with the organizational changes we made in connection with our One PNC initiative. The Retail Banking business segment comprises consumer and small business customers. The Corporate & Institutional Banking business segment includes middle market and corporate customers. Amounts previously reported under several of our former business segments (Regional Community Banking, PNC Advisors and Wholesale Banking) have been reclassified to reflect this new reporting structure. Intercompany eliminations and other adjustments made to combine Regional Community Banking and PNC Advisors for prior periods were not significant. Our Current Reports on Form 8-K dated September 30, 2005 and December 28, 2005 contain additional information regarding this new reporting structure.

RETAIL BANKING

Retail Banking provides deposit, lending, brokerage, trust, investment management and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area.

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

We acquired Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, effective May 13, 2005. The acquisition gives us a substantial presence on which to build a market leading franchise in the affluent Washington, D.C. metropolitan area. In connection with the acquisition, Riggs shareholders received an aggregate of approximately $297 million in cash and 6.6 million shares of PNC common stock valued at $356 million.

We completed our acquisition of United National Bancorp, Inc. (“United National”) on January 1, 2004. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of our common stock valued at $360 million.

CORPORATE & INSTITUTIONAL BANKING

Corporate & Institutional Banking provides lending, treasury management, and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

On October 11, 2005, we acquired Harris Williams & Co., one of the nation’s largest firms focused on providing mergers and acquisitions advisory and related services to middle market companies, including private equity firms and private and public companies.

Corporate & Institutional Banking is focused on becoming a premier provider of financial services in each of the markets it serves. Its value proposition to its customers is driven by providing a broad range of competitive and high quality products and services by a team fully committed to delivering the comprehensive resources of PNC to help that client succeed. Corporate & Institutional Banking’s primary goals are market share growth and enhanced returns by expansion and retention of customer relationships and prudent risk and expense management.

BLACKROCK

BlackRock, Inc. (“BlackRock”) is one of the largest publicly traded investment management firms in the United States, with approximately $453 billion of assets under management at December 31, 2005. BlackRock provides diversified investment management services to institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name.

On February 15, 2006, we announced that BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur on or around September 30, 2006, BlackRock’s assets under management will increase to almost $1 trillion and Merrill Lynch will own an approximate 49% economic interest in BlackRock. We will continue to own approximately 44.5 million shares of BlackRock common stock, representing an ownership interest of approximately 34%. In addition, upon closing, our investment in BlackRock will increase resulting in an after-tax gain of approximately $1.6 billion, subject to adjustments through closing. This gain will significantly improve our capital position.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction. Additional information on this transaction is included in Note 26 Subsequent Event in the Notes To Consolidated Financial Statements in Item 8, in our Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006, and in BlackRock’s Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006.

Effective January 31, 2005, BlackRock acquired SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc. (subsequently renamed BlackRock Realty Advisors, Inc.), from MetLife, Inc. for an adjusted purchase price of approximately $265 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock valued at $37 million. Additional cash consideration may be paid contingent on certain matters as described in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors. Substantially all of SSRM’s operations were integrated into BlackRock as of the closing date. BlackRock acquired assets under management totaling $50 billion in connection with this transaction.

Also in January 2005, PNC Bank, N.A. transferred BlackRock, one of its operating subsidiaries, to PNC Bancorp, Inc. The transfer was effected primarily to give BlackRock more operating flexibility, particularly in connection with its acquisition of SSRM. This transaction resulted in a net reduction in regulatory capital for PNC Bank, N.A. of approximately $500 million. As a condition for regulatory approval of this transfer, PNC Bank, N.A. issued a new series of perpetual non-cumulative preferred shares to PNC totaling $500 million, thus maintaining the risk-based capital and leverage ratios of PNC Bank, N.A. at approximately the same level as before the BlackRock restructuring.

The ability of BlackRock to grow assets under management is the key driver of increases in revenue, earnings and, ultimately, shareholder value. BlackRock’s strategies for growth in assets under management include a focus on achieving client investment performance objectives in a manner consistent with their risk preferences and delivering excellent client service. The business dedicates significant resources to attracting and retaining talented professionals and to the ongoing enhancement of its investment technology and operating capabilities to deliver on its strategy.

BlackRock is approximately 70% owned by PNC and is consolidated into PNC’s financial statements. Accordingly, approximately 30% of BlackRock’s earnings are recognized as minority interest expense in our Consolidated Income Statement.

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

SUBSIDIARIES Our corporate legal structure at December 31, 2005 consisted of two subsidiary banks, including their subsidiaries, and approximately 90 active non-bank subsidiaries. PNC Bank, National Association (“PNC Bank, N.A.”) headquartered in Pittsburgh, Pennsylvania, is our principal bank subsidiary. At December 31, 2005, PNC Bank, N.A. had total consolidated assets representing approximately 90% of our consolidated assets. Our other bank subsidiary is PNC Bank, Delaware. For additional information on our subsidiaries, you may review Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	115
Analysis Of Year-To-Year Changes In Net Interest Income	114
Book Values Of Securities	28 and 84-85
Maturities And Weighted-Average Yield Of Securities	86
Loan Types	26 and 87
Selected Loan Maturities And Interest Sensitivity	118
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	45,46,72 and 89
Potential Problem Loans And Loans Held For Sale	28,45,46
Summary Of Loan Loss Experience	46-47 and 117
Assignment Of Allowance For Loan And Lease Losses	46-47 and 117
Average Amount And Average Rate Paid On Deposits	115
Time Deposits Of $100,000 Or More	92 and 118
Selected Consolidated Financial Data	17-18
Short-Term Borrowings	118

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”).

We are subject to numerous governmental regulations, some of which are highlighted below. You should also read Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, included here for reference, for additional information regarding our regulatory issues. Applicable laws and regulations restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, among other things. They also restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

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

Over the last several years, there has been an increasing regulatory focus on compliance with anti-money laundering laws and regulations, resulting in, among other things, several significant publicly announced enforcement actions, including those relating to Riggs. There has also been a heightened focus recently on the protection of confidential customer information. In response to this environment, we are working to enhance our procedures for compliance with laws and regulations in these areas.

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

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. Our subsidiary banks are subject to various federal and state restrictions on their ability to pay dividends to PNC Bancorp, Inc., the direct parent of the subsidiary banks, which in turn may affect the ability of PNC Bancorp, Inc. to pay dividends to PNC at the parent company level. Our subsidiary banks are also subject to federal laws limiting extensions of credit to their parent holding company and non-bank affiliates as discussed in Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Further information is also available in the Liquidity Risk Management section of Item 7 of this Report.

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

In addition, the GLB Act permits a national bank, such as PNC Bank, N.A., to engage in expanded activities through the formation of a “financial subsidiary.” In order to qualify to establish or acquire a financial subsidiary, PNC Bank, N.A. and each of its depository institution affiliates must be “well capitalized” and “well managed” and may not have a less than “satisfactory” CRA rating. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, N.A., must also have issued debt (which, for this purpose, may include the uninsured portion of PNC Bank, N.A.’s long-term certificates of deposit) with certain minimum ratings. PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through a financial subsidiary. PNC Bank, N.A. may also generally engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including insurance underwriting, insurance investments, real estate investment or development, and merchant banking.

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

Other Federal Reserve and OCC Regulation. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2005, both of our subsidiary banks exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to “Capital And Funding Sources” in the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. When reviewing bank acquisition applications for approval, the Federal Reserve considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the CRA. Our ability to grow through acquisitions could be limited by these approval requirements. At December 31, 2005, both of our bank subsidiaries, PNC Bank, N.A. and PNC Bank, Delaware, were rated “outstanding” with respect to CRA.

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

Our subsidiary banks are subject to “cross-guarantee” provisions under federal law that provide that if one of these banks fails or requires FDIC assistance, the FDIC may assess a “commonly-controlled” bank for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on our financial condition or that of the assessed bank. While the FDIC’s claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of the bank’s shareholders and affiliates, including PNC and intermediate bank holding companies.

SECURITIES AND RELATED REGULATION

The SEC, together with either the OCC or the Federal Reserve, regulates our registered broker-dealer subsidiaries, including one of BlackRock’s subsidiaries. These subsidiaries are also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. (“NASD”), among others. Hilliard Lyons is also a member of the New York Stock Exchange and subject to its regulations and supervision. Two of BlackRock’s subsidiaries are registered as commodity pool operators with the Commodity Futures Trading Commission and the National Futures Association, and are subject to regulation by them.

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

Recently, the SEC and other governmental agencies have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, intended to reform the regulation of this industry. The effect of regulatory reform has, and is likely to continue to, increase the extent of regulation of the mutual fund industry and impose additional compliance obligations and costs on our subsidiaries involved with that industry.

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

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is important not only with respect to delivery of financial services, but also in processing information. Each of our businesses consistently must make significant technological investments to remain competitive.

We include here by reference the additional information regarding competition included in the Item 1A Risk Factors section of this Report.

EMPLOYEES Period-end employees totaled 25,348 at December 31, 2005 (comprised of 23,593 full-time and 1,755 part-time employees).

SEC REPORTS AND CORPORATE GOVERNANCE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. The address of the SEC’s website is www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 100 F Street NE, Room 1580, Washington, D.C. 20549.

We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.pnc.com. Shareholders may also obtain copies of these filings without charge by contacting Shareholder Services at (800) 982-7652 or via e-mail at web.queries@computershare.com for copies without exhibits, or by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits. We filed the certifications of our Chairman and Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K for 2004 with the SEC as exhibits to that Report and have filed the CEO and CFO certifications required by Section 302 of that Act with respect to this Form 10-K as exhibits to this Report.

Information about our Board and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of our website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of the Board’s Audit, Nominating and Governance, or Personnel and Compensation Committees (all of which are posted on our website) may do so by sending their requests to George Long, III, Corporate Secretary, at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PNC”. Our Chairman and Chief Executive Officer submitted the required annual CEO’s Certification regarding the NYSE’s corporate governance listing standards (a Section 12(a) CEO Certification) to the NYSE within 30 days after our 2005 annual shareholders meeting.

ITEM 1A – RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. Indeed, as a financial services organization, certain elements of risk are inherent in every one of our transactions and are presented by every business decision we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks.

In many cases, there are risks that are known to exist at the outset of a transaction but which cannot reasonably be eliminated. For example, every loan transaction presents credit risk (the risk that the borrower may not perform in accordance with contractual terms) and interest rate risk (a potential loss in earnings or economic value due to adverse movement in market interest rates or credit spreads), with the nature and extent of these risks principally depending on the identity of the borrower and overall economic conditions. These risks are inherent in every loan transaction; if we wish to make loans, we must manage these risks through the terms and structure of the loans and through management of our deposits and other funding sources. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can balance appropriately revenue generation and profitability with these inherent risks. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. These risk factors are also discussed further in other parts of this Report.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.

PNC’s business could be adversely affected to the extent that weaknesses in business and economic conditions have direct or indirect impacts on our customers and counterparties. These conditions could lead, for example, to one or more of the following:

•	A decrease in the demand for loans and other products and services offered by us,

•	A decrease in the value of our loans held for sale,

•	A decrease in the usage of unfunded commitments,

•	A decrease in customer savings generally and in the demand for savings and investment products offered by us, and

•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale.

Although many of our businesses are national and some are international in scope, our retail banking business is concentrated within our retail branch network footprint (Delaware, Indiana, Kentucky, New Jersey, Ohio, Pennsylvania, and the greater Washington, D.C. area), and thus that business is particularly vulnerable to adverse changes in economic conditions in these regions.

Changes in interest rates or in valuations in the debt or equity markets could directly impact our assets and liabilities and our performance.

Given our business mix, our traditional banking activities of gathering deposits and extending loans, and the fact that most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to market interest rate movement and the performance of the financial markets. In addition to the impact on the economy generally, with some of the potential effects outlined above, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	Such changes could affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, as well as the value of some or all of our on-balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold,

•	To the extent to which we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or our ability to raise such funds, and

•	Such changes could affect the value of the assets that we manage or otherwise administer for others or the assets for which we provide processing services. Although we are not directly impacted by changes in the value of assets that we manage or administer for others or for which we provide processing services, decreases in the value of those assets would affect our fee income relating to those assets and could result in decreased demand for our services.

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing instruments, the monetary, tax and other policies of the government and its agencies, including the Federal Reserve, which have a significant impact on interest rates and overall financial market performance, can affect the activities and results of operations of bank holding companies and their subsidiaries, such as PNC and our subsidiaries. An important function of the Federal Reserve is to regulate the national supply of bank credit and market interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on our activities and results of operations.

We operate in a highly competitive environment, both in terms of the products and services we offer and the geographic markets in which we conduct business. Competition could adversely impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, causing us to lose market share and deposits and revenues.

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

Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. Our subsidiary banks compete for deposits with other commercial banks, savings banks, savings and loan associations, credit unions, treasury management service companies, insurance companies, and issuers of commercial paper and other securities, including mutual funds.

Our various non-bank subsidiaries engaged in investment banking and private equity activities compete with commercial banks, investment banking firms, merchant banks, insurance companies, private equity firms, and other investment vehicles.

In providing asset management services, our subsidiaries compete with investment management firms, large banks and other financial institutions, brokerage firms, mutual fund complexes, and insurance companies.

The fund servicing business is also highly competitive, with a relatively small number of providers. Merger, acquisition and consolidation activity in the financial services industry has also impacted the number of existing or potential fund servicing clients and has intensified competition.

In all of these areas, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest-bearing deposits), the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is important not only with respect to delivery of financial services but also in processing information. Each of our businesses consistently must make significant technological investments to remain competitive.

Our failure to execute successfully our One PNC initiative would negatively impact our financial performance over the next several years.

Our future results are likely to be affected significantly by the results of the implementation of our One PNC initiative, as discussed in Item 7 of this Report. Our ability to improve profitability is, in particular, dependent to a meaningful extent on the success of this initiative. Generally, the amounts of our anticipated cost savings and revenue enhancements are based to some extent on estimates and assumptions regarding future business performance and expenses, and, although we believe them to be reasonable at the present time, these estimates and assumptions may prove to be inaccurate in some respects, due to changing conditions or otherwise. For example:

•	Some of the ideas may take longer to implement than anticipated or may cost more to implement than anticipated;

•	The implementation of cost savings ideas may have unintended impacts on our ability to attract and retain business and customers;

•	Revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs;

•	Assumed attrition required to achieve workforce reductions may not come in the right places or at the right times to meet planned goals; and

•	Changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement ideas.

As a result, we may not be able to achieve or sustain the cost savings and revenue enhancements that we are anticipating from the One PNC initiative.

We grow our business in part by acquiring from time to time other financial services companies, and these acquisitions present us with a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions of other financial services companies also present risks to PNC other than those presented by the nature of the business acquired. In particular, acquisitions may be substantially more expensive to complete (including as a result of costs incurred in connection with the integration of the acquired company) and the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks resulting from our inexperience in these new areas. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational harm to PNC following the acquisition and integration of the acquired business into ours and may result in additional future costs and expenses arising as a result of those issues. Recent acquisitions, including our acquisition of Riggs, continue to present the post-closing risks and uncertainties described above.

The performance of our asset management businesses may be adversely affected by the relative performance of our products compared with alternative investments.

Asset management revenue is primarily based on a percentage of the value of assets under management and, in some cases, performance fees, in most cases expressed as a percentage of the returns realized on assets under management, and thus is impacted by general changes in capital markets valuations and customer preferences. In addition, investment performance is an important factor influencing the level of assets under management. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Also, performance fees could be lower or nonexistent. Additionally, the ability to attract funds from existing and new clients might diminish.

The performance of our fund servicing business may be adversely affected by changes in investor preferences, or changes in existing or potential fund servicing clients or alternative providers.

Fund servicing fees are primarily derived from the market value of the assets and the number of shareholder accounts that we administer for our clients. The performance of our fund processing business is thus partially dependent on the underlying performance of its fund clients and, in particular, their ability to attract and retain customers. Changes in interest rates or a sustained weakness, weakening or volatility in the debt and equity markets could (in addition to affecting directly the value of assets administered as discussed above) influence an investor’s decision to invest or maintain an investment in a particular mutual fund or other pooled investment product. Other factors beyond our control may impact the ability of our fund clients to attract or retain customers or customer funds, including changes in preferences as to certain investment styles. Further, to the extent that our fund clients’ businesses are adversely affected by ongoing governmental investigations into the practices of the mutual and hedge fund industries, our fund processing business’ results also could be adversely impacted. As a result of these types of factors, fluctuations may occur in the level or value of assets for which we provide processing services. In addition, this regulatory and business environment is likely to continue to result in operating margin pressure for our various services.

As a regulated financial services firm, we are subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which affects our business as well as our competitive position.

PNC is a bank and financial holding company and is subject to numerous governmental regulations involving both its business and organization. Our businesses are subject to regulation by multiple bank regulatory bodies as well as multiple securities industry regulators. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from bank subsidiaries and impose capital adequacy requirements. They also restrict permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and business.

In addition, we are subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.

We discuss these and other regulatory issues applicable to PNC in the Supervision and Regulation section included in Item 1 of this Report and in Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference.

Over the last several years, there has been an increasing regulatory focus on compliance with anti-money laundering laws and regulations, resulting in, among other things, several significant publicly-announced enforcement actions, including those relating to Riggs National Corporation. There has also been a heightened focus recently, by customers and the media as well as by regulators, on the protection of confidential customer information. In response to this environment, we are working to enhance our procedures for compliance with laws and regulations in these areas. A failure to have adequate procedures to comply with anti-money laundering laws and regulations or to protect the confidentiality of customer information could expose us to damages, fines and regulatory penalties, which could be significant, and could also injure our reputation with customers and others with whom we do business.

Our business and financial performance could be adversely affected, directly or indirectly, by natural disasters, by terrorist activities or by international hostilities.

The impact of natural disasters, terrorist activities and international hostilities cannot be predicted with respect to severity or duration. However, any of these could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or could impact us indirectly through a direct impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that natural disasters, terrorist activities or international hostilities affect the economy and financial and capital markets generally. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, including our ability to anticipate the nature of any such event that occurs. The adverse impact of natural disasters or terrorist activities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no SEC staff comments regarding PNC’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 2 – PROPERTIES

Our executive and administrative offices are located at One PNC Plaza, Pittsburgh, Pennsylvania. The thirty-story structure is owned by PNC Bank, N. A. We occupy the entire building. In addition, PNC Bank, N.A. owns a thirty-four story structure adjacent to One PNC Plaza, known as Two PNC Plaza, that houses additional office space.

We own or lease numerous other premises for use in conducting business activities. The facilities owned or occupied under lease by our subsidiaries are considered by us to be adequate. We include here by reference the additional information regarding our properties in Note 10 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought, on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend these lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of these lawsuits. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

On April 29, 2005, an amended complaint was filed in the putative class action against PNC; PNC Bank, N.A.; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee- participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. On November 21, 2005, the court granted our motion to dismiss the amended complaint. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Third Circuit. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

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

As a result of the acquisition of Riggs, PNC is now responsible for Riggs’ obligations to provide indemnification to its directors, officers, and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of Riggs. PNC is also now responsible for Riggs’ obligations to advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. Since the acquisition, we have advanced such costs on behalf of covered individuals from Riggs and expect to continue to do so in the future at least with respect to lawsuits and other legal matters identified in Riggs’ first quarter 2005 Form 10-Q.

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 PAGIC transactions. These pending proceedings or other matters are described below. Among the requirements of a June 2003 Deferred Prosecution Agreement that one of our subsidiaries entered into relating to the PAGIC transactions was the establishment of a Restitution Fund through our $90 million contribution. The Restitution Fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the Restitution Fund.

In December 2004 and January and March 2005, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These settlements are described below, following a description of each of these pending proceedings and other matters.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania arising out of the PAGIC transactions were consolidated in a consolidated class action complaint brought on behalf of purchasers of our common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Administrative Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC have cooperated fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the Restitution Fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

We received a letter in June 2003 on behalf of an alleged shareholder demanding that we take appropriate legal action against our Chairman and Chief Executive Officer, our former Chief Financial Officer, and our Controller, as well as any other individuals or entities allegedly responsible for causing damage to PNC as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation. The special committee completed its evaluation and reported its findings to the Board of Directors and to counsel for the alleged shareholder. The special committee recommended against bringing any claims against our current or former executive officers but made certain recommendations with respect to resolution of potential claims we had with respect to certain other third parties.

In July 2003, the lead underwriter on our Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against PNC and PNC ICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In July 2004, the court granted our motion to stay the action until resolution of the claims against PNC in the pending consolidated class action described above.

On December 17, 2004, we entered into a tentative settlement of the consolidated class action. On March 25, 2005, the parties filed a stipulation of settlement of this lawsuit with the United States District Court for the Western District of Pennsylvania. This settlement also covered claims by the plaintiffs against AIG Financial Products and others related to the PAGIC transactions.

On December 17, 2004, we also settled all claims between us, on the one hand, and AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”), on the other hand, related to the PAGIC transactions. AIG Financial Products was our counterparty in the PAGIC transactions, and AISLIC is one of the insurers under our Executive Blended Risk insurance coverage. Subsequently, we settled claims against two of the other insurers under our Executive Blended Risk insurance coverage, as described below. Each of the amounts in these settlements represents a portion of the insurer’s share of our overall claim against our insurers with respect to any amounts disbursed out of the Restitution Fund. We are preserving our claim against our insurers with which we have not settled.

The tentative settlement of the consolidated class action remains subject to court approval. The court held a hearing on August 4, 2005 to determine whether to approve the proposed settlement agreement of the consolidated class action.

The following are the key elements of these settlements that remain conditional at present, pending court approval of the tentative settlement of the consolidated class action:

•	Payments into Settlement Fund. The insurers under our Executive Blended Risk insurance coverage have funded $30 million to be used for the benefit of the class. AIG Financial Products has funded an additional $4 million to be used for the same purpose. The plaintiffs have been in contact with Mr. Fryman, the administrator of the Restitution Fund, and intend to coordinate the administration and distribution of these settlement funds with the distribution of the Restitution Fund. Neither PNC nor any of our current or former officers, directors or employees will be required to contribute any funds to this settlement.

•	Assignment of Claims. We have assigned to the plaintiffs claims we may have against the non-settling defendant in the consolidated class action and all other unaffiliated third parties (other than AIG Financial Products and its predecessors, successors, parents, subsidiaries, affiliates and their respective directors, officers and employees (collectively, “AIG”)) relating to the subject matter of this lawsuit.

•	Insurance Claims. In March 2005, we settled our claim against one of our insurers under our Executive Blended Risk insurance coverage related to our contribution of $90 million to the Restitution Fund. Under this settlement, the insurer has paid us $11.25 million, but we are obligated to return this amount if the settlement of the consolidated class action referred to above does not receive court approval, does not become effective or becomes unenforceable. The amount of this settlement will not be recognized in our income statement until the potential obligation to return the funds has been eliminated. This settlement was in addition to settlements with AISLIC in December 2004 and with another of our insurers under the Executive Blended Risk policy in January 2005.

•	Other Claims. In connection with the settlement of the consolidated class action, the claims of IFS on behalf of our Incentive Savings Plan and its participants are being resolved and the class covered by the settlement is being expanded to include participants in the Plan. The Department of Labor is not, however, a party to this settlement and thus the settlement does not necessarily resolve its investigation.

In addition, the derivative claims asserted by one of our putative shareholders and any other derivative demands that may be filed in connection with the PAGIC transactions are being resolved as a result of the settlement of the consolidated class action.

•	Releases. We are releasing the insurers providing our Executive Blended Risk insurance coverage from any further liability to PNC arising out of the events that gave rise to the consolidated class action, except for the claims against these insurers (other than those with whom we have settled) relating to the $90 million payment to the Restitution Fund. In addition, PNC and AIG are releasing each other with respect to all claims between us arising out of the PAGIC transactions.

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

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT Information regarding each of our executive officers as of February 28, 2006 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed(1)
James E. Rohr	57	Chairman and Chief Executive Officer (2)	1972
Joseph C. Guyaux	55	President	1972
William S. Demchak	43	Vice Chairman	2002
William C. Mutterperl	59	Vice Chairman	2002
Timothy G. Shack	55	Executive Vice President and Chief Information Officer	1976
Thomas K. Whitford	49	Executive Vice President and Chief Risk Officer	1983
Michael J. Hannon	49	Senior Vice President and Chief Credit Policy Officer	1982
Richard J. Johnson	49	Senior Vice President and Chief Financial Officer	2002
Samuel R. Patterson	47	Senior Vice President and Controller	1986
Helen P. Pudlin	56	Senior Vice President and General Counsel	1989
John J. Wixted, Jr.	54	Senior Vice President and Chief Compliance and Regulatory Officer	2002

(1)	Where applicable, refers to year employed by predecessor company.

(2)	Also serves as a director of PNC.

William S. Demchak joined PNC as Vice Chairman and Chief Financial Officer in September 2002. In August 2005, he took on additional oversight responsibilities for the Corporation’s Corporate & Institutional Banking business and continued to oversee PNC’s asset and liability management and equity management activities while transitioning the responsibilities of Chief Financial Officer to Richard J. Johnson. From 1997 to 2002, he served as Global Head of Structured Finance and Credit Portfolio for J.P. Morgan Chase & Co.

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

Richard J. Johnson joined PNC in December 2002 and served as Senior Vice President and Director of Finance until his appointment as Chief Financial Officer of the Corporation effective in August 2005. From 1999 to 2002 he served as President and Chief Executive Officer for J.P. Morgan Services.

John J. Wixted, Jr. joined PNC as Senior Vice President and Chief Regulatory Officer in August 2002. From 1996 to 2002 he served as Senior Vice President for Banking Supervision and Regulation for the Federal Reserve Bank of Chicago.

DIRECTORS OF THE REGISTRANT The name, age and principal occupation of each of our directors as of February 28, 2006 and the year he or she first became a director is set forth below:

•	Paul W. Chellgren, 63, Retired Chairman and Chief Executive Officer of Ashland Inc. (energy company), Adjunct Professor, Northern Kentucky University, (1995),

•	Robert N. Clay, 59, President and Chief Executive Officer of Clay Holding Company (investments), (1987),

•	J. Gary Cooper, 69, Chairman of Commonwealth National Bank (community banking), (2002),

•	George A. Davidson, Jr., 67, Retired Chairman of Dominion Resources, Inc. (public utility holding company), (1988),

•	Richard B. Kelson, 59, Chairman’s Counsel of Alcoa Inc. (producer of primary aluminum, fabricated aluminum, and alumina), (2002),

•	Bruce C. Lindsay, 64, Chairman and Managing Member of 2117 Associates, LLC (advisory company), (1995),

•	Anthony A. Massaro, 61, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (full-line manufacturer of welding and cutting products), (2002),

•	Thomas H. O’Brien, 69, Retired Chairman of PNC, (1983),

•	Jane G. Pepper, 60, President of Pennsylvania Horticultural Society (nonprofit membership organization), (1997),

•	James E. Rohr, 57, Chairman and Chief Executive Officer of PNC, (1989),

•	Lorene K. Steffes, 60, Independent Business Advisor and Consultant, (Vice President, International Business Machines 1999-2003), (2000),

•	Dennis F. Strigl, 59, President and Chief Executive Officer of Verizon Wireless, Inc. and Executive Vice President of Verizon Communications Inc. (telecommunications), (2001),

•	Stephen G. Thieke, 59, Retired Chairman, Risk Management Committee of JP Morgan Incorporated (financial and investment banking services), (2002),

•	Thomas J. Usher, 63, Retired Chairman of United States Steel Corporation (integrated steelmaker), (1992),

•	Milton A. Washington, 70, President and Chief Executive Officer of Allegheny Housing Rehabilitation Corporation (housing rehabilitation and construction), (1994), and

•	Helge H. Wehmeier, 63, Retired President and Chief Executive Officer of Bayer Corporation (healthcare, crop protection, and chemicals), (1992).

Unless we indicate otherwise, all directors have held the positions indicated or another senior executive position with the same entity or one of its affiliates or a predecessor entity for at least the past five years.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 28, 2006, there were 43,120 common shareholders of record.

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

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans or advances from bank subsidiaries to the parent company, you may review “Supervision and Regulation” in Item 1 of this Report, “Liquidity Risk Management” in the Risk Management section of Item 7 of this Report, and Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2005 in the table (with introductory paragraph and notes) that appears under Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

(800) 982-7652

(b) Not applicable.

(c ) Details of our repurchases of PNC common stock during the fourth quarter of 2005 are included in the following table:

In thousands, except per share data

2005 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – October 31	122	$57.71	—	19,522
November 1 – November 30	271	$63.26	—	19,522
December 1 – December 31	203	$63.73	—	19,522

Total	596	$62.28	—

(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table, if any, and PNC common stock purchased in connection with our various employee benefit plans.
(b)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. We did not purchase any shares under this program during the fourth quarter of 2005.

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2005	2004	2003	2002	2001(a)
SUMMARY OF OPERATIONS
Interest income	$3,734	$2,752	$2,712	$3,172	$4,137
Interest expense	1,580	783	716	975	1,875

Net interest income	2,154	1,969	1,996	2,197	2,262
Provision for credit losses	21	52	177	309	903
Noninterest income	4,162	3,563	3,257	3,197	2,652
Noninterest expense	4,333	3,735	3,476	3,227	3,414

Income from continuing operations before minority and noncontrolling interests and income taxes	1,962	1,745	1,600	1,858	597
Minority and noncontrolling interests in income of consolidated entities	33	10	32	37	33
Income taxes	604	538	539	621	187

Income from continuing operations	1,325	1,197	1,029	1,200	377
(Loss) income from discontinued operations, net of tax				(16)	5

Income before cumulative effect of accounting change	1,325	1,197	1,029	1,184	382
Cumulative effect of accounting change, net of tax			(28)		(5)

Net income	$1,325	$1,197	$1,001	$1,184	$377

PER COMMON SHARE
Basic earnings (loss)
Continuing operations	$4.63	$4.25	$3.68	$4.23	$1.27
Discontinued operations				(.05)	.02

Before cumulative effect of accounting change	4.63	4.25	3.68	4.18	1.29
Cumulative effect of accounting change			(.10)		(.02)

Net income	$4.63	$4.25	$3.58	$4.18	$1.27

Diluted earnings (loss)
Continuing operations	$4.55	$4.21	$3.65	$4.20	$1.26
Discontinued operations				(.05)	.02

Before cumulative effect of accounting change	4.55	4.21	3.65	4.15	1.28
Cumulative effect of accounting change			(.10)		(.02)

Net income	$4.55	$4.21	$3.55	$4.15	$1.26

Book value (At December 31)	$29.21	$26.41	$23.97	$24.03	$20.54
Cash dividends declared	$2.00	$2.00	$1.94	$1.92	$1.92

(a)	See Note (a) on page 18.

Certain prior-period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on significant recent business acquisitions and the $45 million reversal of deferred tax liabilities recognized in 2005.

For information regarding certain business risks, see Item 1A Risk Factors and the Risk Management section of Item 7 of this Report. Also, see the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report for certain risks and uncertainties that could cause actual results to differ materially from those anticipated in forward-looking statements or from historical performance.

	At or year ended December 31
Dollars in millions except as noted	2005	2004	2003	2002	2001(a)
BALANCE SHEET HIGHLIGHTS
Assets	$91,954	$79,723	$68,168	$66,377	$69,638
Loans, net of unearned income	49,101	43,495	36,303	35,450	37,974
Allowance for loan and lease losses	596	607	632	673	560
Securities	20,710	16,761	15,690	13,763	13,908
Loans held for sale	2,449	1,670	1,400	1,607	4,189
Deposits	60,275	53,269	45,241	44,982	47,304
Borrowed funds (b)	16,897	11,964	11,453	9,116	12,090
Shareholders’ equity	8,563	7,473	6,645	6,859	5,823
Common shareholders’ equity	8,555	7,465	6,636	6,849	5,813

ASSETS UNDER MANAGEMENT (in billions)	$494	$383	$354	$313	$284

FUND ASSETS SERVICED (in billions)
Accounting/administration net assets	$830	$721	$654	$510	$535
Custody assets	476	451	401	336	357

SELECTED RATIOS
From Continuing Operations
Net interest margin	3.00%	3.22%	3.64%	3.99%	3.84%
Noninterest income to total revenue	66	64	62	59	54
Efficiency	69	68	66	60	70
From Net Income
Return on
Average common shareholders’ equity	16.58	16.82	15.06	18.83	5.65
Average assets	1.50	1.59	1.49	1.78	.53

Loans to deposits	81	82	80	79	80
Dividend payout	43.4	47.2	54.5	46.1	151.7
Leverage (c)	7.2	7.6	8.2	8.1	6.8
Common shareholders’ equity to total assets	9.3	9.4	9.7	10.3	8.3
Average common shareholders’ equity to average assets	9.0	9.4	9.9	9.4	9.1

(a)	Results for 2001 reflected the cost of actions taken during the year to accelerate the repositioning of our institutional lending business and other strategic initiatives. These charges totaled $1.2 billion pretax and reduced 2001 net income by $768 million or $2.65 per diluted share.
(b)	Includes long-term borrowings of $6.8 billion, $5.7 billion, $5.8 billion, $6.0 billion and $8.7 billion for 2005, 2004, 2003, 2002 and 2001, respectively.
(c)	The leverage ratio represents tier 1 capital divided by adjusted average total assets as defined by regulatory capital requirements for bank holding companies.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States, operating businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky and the greater Washington, D.C. area. We also provide certain asset management and global fund processing services internationally.

KEY STRATEGIC GOALS

Our strategy to enhance shareholder value centers on achieving revenue growth in our various businesses underpinned by prudent management of risk, capital and expenses. In each of our business segments, the primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing convenient banking options, leading technological systems and a broad range of asset management products and services. We also intend to grow through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

In recent years, we have managed our interest rate risk to achieve a moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by strong asset quality and significant flexibility to take advantage, where appropriate, of changing interest rates and to adjust to changing market conditions.

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur on or around September 30, 2006, BlackRock’s assets under management will increase to almost $1 trillion and Merrill Lynch will own an approximate 49% economic interest in BlackRock. We will continue to own approximately 44.5 million shares of BlackRock common stock, representing an ownership interest of approximately 34%. In addition, upon closing, our investment in BlackRock will increase resulting in an after-tax gain of approximately $1.6 billion, subject to adjustments through closing. This gain will significantly improve our capital position.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction. Additional information on this transaction is included in Note 26 Subsequent Event in the Notes To Consolidated Financial Statements in Item 8, in our Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006 and in BlackRock’s Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006. To the extent that statements we make in this Report about our expectations for future results include results from BlackRock, those expectations do not give any effect to the impact to PNC from the change in accounting for PNC’s interest in BlackRock that would take place when BlackRock and Merrill Lynch close this transaction.

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

In May 2005, we successfully completed our acquisition of Riggs National Corporation (“Riggs”), a Washington, D.C.-based banking company. The transaction gives us a substantial presence on which to build a market leading franchise in the affluent Washington metropolitan area.

We include additional information on Riggs, as well as the first quarter 2005 acquisition of SSRM Holdings, Inc. (“SSRM”) by our majority-owned subsidiary, BlackRock, Inc. (“BlackRock”), in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report and here by reference. We also note that the SSRM and Harris Williams transactions were accretive to earnings in 2005 and we expect that the Riggs acquisition will be accretive to earnings beginning in 2006.

THE ONE PNC INITIATIVE

The One PNC initiative, which began in January 2005, is an ongoing, company-wide initiative with goals of moving closer to the customer, improving our overall efficiency and targeting resources to more value-added activities. PNC expects to realize $400 million of total pretax earnings benefit by 2007 from this initiative.

As a result of this intensive process, we have reorganized our banking businesses to streamline and to better serve our customer base. The initiative has resulted in a simplified and a more centrally managed organization. As further described in our Current Reports on Form 8-K dated September 30, 2005 and December 28, 2005, and in Note 21 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report, our banking businesses have been reorganized into two units, Retail Banking and Corporate & Institutional Banking, and we have aligned our reporting accordingly.

PNC plans to achieve approximately $300 million of cost savings initiatives through a combination of workforce reduction and other efficiencies. Of the approximately 3,000 positions to be eliminated, approximately 1,800 had been eliminated as of December 31, 2005. We estimate that these changes will result in employee severance and other implementation costs of approximately $74 million, including $54 million recognized during the second half of 2005. We expect that the remaining charges will be incurred in 2006 and early 2007. The initiatives implemented to date have required approximately $11 million lower costs than originally expected, and we expect to maintain that variance over the remainder of the One PNC program. In addition, PNC intends to achieve at least $100 million in net revenue growth through the implementation of various pricing and business growth enhancements driven by the One PNC initiative. Initiatives to achieve this growth are progressing according to plan.

We realized a net pretax financial benefit from the One PNC program of approximately $90 million in 2005, primarily in the latter half of the year and primarily in our banking businesses, which was $55 million more than we had previously estimated. We achieved this benefit by accelerating some of the 2006 initiatives into 2005. We expect to capture approximately $265 million in value by the end of 2006 as originally planned.

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

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in 2006 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,

•	Successful execution of the One PNC initiative,

•	Revenue growth,

•	A sustained focus on expense management and improved efficiency,

•	Maintaining strong overall asset quality, and

•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Year ended December 31
In billions, except for per share data	2005	2004
Net income	$1.325	$1.197
Diluted earnings per share	$4.55	$4.21
Return on
Average common shareholders’ equity	16.58%	16.82%
Average assets	1.50%	1.59%

Results for 2005 included the impact of the following items:

•	Implementation costs totaling $35 million after-tax, or $.12 per diluted share, related to the One PNC initiative;

•	Integration costs of $20 million after-tax, or $.07 per diluted share, comprised of provision for credit losses, noninterest expense and deferred taxes, related to the May 2005 acquisition of Riggs;

•	The reversal of deferred tax liabilities that benefited earnings by $45 million, or $.16 per diluted share, in the first quarter related to our transfer of ownership in BlackRock from PNC Bank, National Association (“PNC Bank, N.A.”) to our intermediate bank holding company, PNC Bancorp, Inc., in January 2005; and

•	The $34 million after-tax benefit of a second quarter 2005 loan recovery.

Results for 2004 reflected the impact of charges totaling $49 million after taxes, or $.17 per diluted share, related to the 2002 BlackRock Long-Term Retention and Incentive Plan (“LTIP”). This LTIP is described under 2002 BlackRock Long-Term Retention and Incentive Plan in Item 7 of this Report.

Our performance in 2005 included the following accomplishments:

•	Total taxable-equivalent revenue for 2005 increased 14% compared with the prior year, driven by continued growth in fee-based businesses and net interest income.

•	Average deposits for the year increased $7.9 billion, or 16%, compared with 2004, driven by higher money market deposits, certificates of deposit and other time deposits as well as growth in demand deposit balances, including the impact of our expansion into the greater Washington, D.C. area.

•	Average loans for 2005 increased $6.4 billion, or 16%, compared with 2004, driven by consumer and commercial loan demand, as well as an increase in residential mortgages, and the impact of our expansion into the greater Washington, D.C. area.

•	We have begun to realize benefits from the One PNC initiative sooner than originally anticipated and we remain on track to capture $400 million in value from One PNC by 2007.

•	PNC invested more than $1 billion in 2005 to build scale and expand its presence into attractive markets and products. These investments include: expanding into the greater Washington, D.C. area with our Riggs acquisition; BlackRock’s acquisition of SSRM to build scale; and the addition of Harris Williams.

•	Asset quality remained very strong. Although some ratios increased, all remained at low levels. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .42% at December 31, 2005 compared with .39% at December 31, 2004.

See Note 21 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report for a reconciliation of total business segment earnings to total PNC consolidated earnings as reported on a GAAP basis, and see Net Interest Income - GAAP Reconciliation in the Consolidated Income Statement Review section of Item 7 of this Report for a reconciliation of net income as reported under GAAP to net interest income presented on a taxable-equivalent basis.

BALANCE SHEET HIGHLIGHTS

Total average assets were $88.5 billion for 2005 compared with $75.3 billion for 2004. Average interest-earning assets were $73.0 billion in 2005 compared with $61.8 billion in 2004, an increase of $11.2 billion or 18%. An increase of $6.4 billion in average loans was the primary factor for the increase in average interest-earning assets. In addition, average total securities increased $3.4 billion in 2005 compared with 2004.

In October 2005, Market Street Funding LLC (“Market Street”), formerly Market Street Funding Corporation, was restructured as a limited liability company and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. As a result of the Note issuance, we reevaluated whether PNC continued to be the primary beneficiary of Market Street under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Based on this analysis, we determined that we were no longer the primary beneficiary and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005. You can find additional information on Market Street within the Off-Balance Sheet Arrangements And VIEs section of Item 7 of this Report.

Average total loans were $47.4 billion for 2005 and $40.9 billion in 2004. This increase was driven by continued improvements in market loan demand and targeted sales efforts across our banking businesses, as well as the impact of our expansion into the greater Washington, D.C. area. The increase in average total loans reflected growth in commercial loans of approximately $2.4 billion, consumer loans of approximately $2.0 billion and residential mortgages of approximately $2.1 billion, partially offset by a $.5 billion decline in lease financing loans. We sold our vehicle leasing business in 2004 as described under the Aircraft and Vehicle Leasing Businesses section of the Consolidated Balance Sheet Review section of Item 7 of this Report. Loans represented 65% of average interest-earning assets for 2005 and 66% for 2004.

Average securities totaled $19.3 billion for 2005 and $15.9 billion for 2004. Of this $3.4 billion increase, $2.5 billion was attributable to increases in mortgage-backed, asset-backed and other debt securities. The increase in 2005 also reflected the impact of Riggs. Securities comprised 26% of average interest-earning assets for 2005 and 2004.

Average total deposits were $57.6 billion for 2005, an increase of $7.9 billion over 2004. The increase in average total deposits was driven primarily by the impact of higher certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. The increase in 2005 also reflected the impact of our expansion into the greater Washington, D.C. area. Average total deposits represented 65% of total sources of funds for 2005 and 66% for 2004. Average transaction deposits were $39.5 billion for 2005 compared with $35.9 billion for 2004.

Average borrowed funds were $16.2 billion for 2005 and $12.5 billion for 2004. The following contributed to this increase:

•	Various issuances of senior and subordinated bank notes and Federal Home Loan Bank (“FHLB”) advances throughout 2005, as further detailed within Capital and Funding Sources in the Consolidated Balance Sheet Review section of this Financial Review, along with the comparative impact of $500 million of subordinated bank notes issued in December 2004 and $500 million of senior bank notes issued in September 2004,

•	The assumption of approximately $345 million of subordinated debt in 2005 with the Riggs acquisition,

•	BlackRock’s issuance of $250 million of convertible debentures in February 2005, and

•	An increase in short-term borrowings to fund asset growth.

These increases were partially offset by maturing FHLB advances, senior bank notes, and senior and subordinated debt in 2004 and 2005.

Shareholders’ equity totaled $8.6 billion at December 31, 2005, compared with $7.5 billion at December 31, 2004. See the Consolidated Balance Sheet Review section of Item 7 of this Report for additional information.

LINE OF BUSINESS HIGHLIGHTS

We refer you to Item 1 of this Report for an overview of our business segments in Review of Lines of Business. Total business segment earnings were $1.5 billion for 2005 and $1.3 billion for 2004.

Retail Banking

Retail Banking’s earnings totaled $682 million for 2005, an increase of $72 million, or 12%, compared with 2004. Continued organic customer growth and the expansion into the greater Washington, D.C. area drove a growing balance sheet and a corresponding revenue increase of 6%. A sustained focus on expense management and improving credit quality also contributed to the 12% earnings growth.

Corporate & Institutional Banking

Earnings from Corporate & Institutional Banking were $480 million for 2005 and $443 million for 2004. The 8% increase in earnings compared with 2004 was driven by balance sheet growth, improved fee income despite significantly lower gains on sales of institutional loans held for sale, and a reduction in the provision for credit losses. Our acquisition of Harris Williams in October 2005 contributed to increases in both revenues and expenses.

BlackRock

BlackRock reported earnings of $234 million for 2005 and $143 million for 2004. Earnings growth in 2005 was primarily due to performance fees on equity hedge fund and real estate equity alternative products; higher assets under management primarily as a result of organic growth and the acquisition of SSRM; and an increase in BlackRock Solutions revenue. Earnings for 2005 included $59 million of pretax LTIP expenses and nonrecurring pretax expenses of $9 million associated with the SSRM acquisition. Results for 2004 included a $104 million pretax impact from the LTIP expenses. See the 2002 BlackRock Long-Term Retention and Incentive Plan section of Item 7 of this Report for additional information regarding the BlackRock LTIP. BlackRock’s assets under management totaled $453 billion at December 31, 2005, an increase of 32% compared with the prior year-end level. The increase was attributable to the impact of the SSRM acquisition, net new subscriptions and market appreciation.

PNC owns approximately 70% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 30% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Income Statement. BlackRock financial information in Item 7 of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $4.8 billion at December 31, 2005, while the book value at that date was approximately $700 million.

PFPC

PFPC earned $104 million for 2005 and $70 million for 2004. The 49% increase in earnings in 2005 was attributable to improved operating leverage and strong performances from custody, securities lending, and managed account services operations, reduced intercompany debt financing costs, a gain related to the resolution of a client contract dispute in the first quarter of 2005, and tax benefits related to foreign dividends repatriation and changes in state income tax apportionment methods.

PFPC’s accounting/administration net fund assets increased 15% and custody fund assets increased 6% as of December 31, 2005 compared with the balances at December 31, 2004. The increases were driven by new business and asset inflows from existing customers, as well as comparatively favorable market conditions.

Other

The “Other” net loss for 2005 was $104 million compared with a net loss of $27 million for 2004. The following factors, on an after-tax basis, contributed to the higher net loss in 2005 within “Other”:

•	Net securities losses in 2005 of $27 million compared with net securities gains of $38 million in 2004;

•	Implementation costs related to the One PNC initiative totaling $35 million in 2005;

•	Riggs acquisition integration costs recognized in 2005 totaling $20 million; and

•	The comparative impact of the first quarter 2004 gain of $22 million from the sale of our modified coinsurance contracts.

Partially offsetting the factors above were the following, on an after-tax basis:

•	The first quarter 2005 benefit of the $45 million deferred tax liability reversal related to the internal transfer of our investment in BlackRock, as referred to above under “Summary Financial Results”; and

•	The $19 million comparative increase in equity management gains in 2005.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME - OVERVIEW

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources.

See Statistical Information – Analysis of Year-To-Year Changes in Net Interest Income and Average Consolidated Balance Sheet and Net Interest Analysis in Item 8 of this Report for additional information.

NET INTEREST INCOME - GAAP RECONCILIATION

The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable investments. This adjustment is not permitted under GAAP.

A reconciliation of net interest income as reported in the Consolidated Income Statement (GAAP basis) to net interest income on a taxable-equivalent basis follows (in millions):

	For the year ended December 31,
	2005	2004	2003
Net interest income, GAAP basis	$2,154	$1,969	$1,996
Taxable-equivalent adjustment	33	20	10

Net interest income, taxable - equivalent basis	$2,187	$1,989	$2,006

Taxable-equivalent net interest income increased $198 million in 2005 compared with 2004 due to strong growth in earning assets and deposits. Management expects net interest income to continue to grow and to be higher for full-year 2006 compared with 2005.

NET INTEREST MARGIN

The net interest margin was 3.00% for 2005, a decline of 22 basis points compared with 2004. The following factors contributed to the decline in net interest margin in 2005:

•	An increase in the average rate paid on deposits of 93 basis points for 2005 compared with 2004. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 130 basis points, reflecting the increases in short-term interest rates that began in mid-2004.

•	An increase in the average rate paid on borrowed funds of 131 basis points for 2005 compared with 2004.

•	By comparison, the yield on interest-earning assets increased 68 basis points.

•	Higher balances of interest-earning trading assets for 2005, which negatively affected the overall yield on interest-earning assets.

The factors above were partially offset by the favorable impact on net interest margin in 2005 of an increase of 15 basis points related to noninterest-bearing sources of funding. See Consolidated Income Statement Review under the 2004 Versus 2003 section of Item 7 of this Report for further information regarding 2003 taxable-equivalent net interest income and margin.

PROVISION FOR CREDIT LOSSES

The provision for credit losses decreased $31 million, to $21 million, for 2005 compared with 2004. The decline in the provision for credit losses was primarily due to the benefit of a $53 million loan recovery in the second quarter of 2005 resulting from a litigation settlement, in addition to continued strong asset quality. The favorable impact of these factors on the provision was partially offset by the impact of total average loan and loan commitments growth in 2005 compared with the prior year.

We expect loan and loan commitment growth to continue to impact the provision during 2006. In addition, we do not expect to sustain asset quality at its current level and we expect a higher provision for credit losses in 2006. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong for at least the near term.

See the Credit Risk Management portion of the Risk Management section of Item 7 for additional information regarding factors impacting the provision for credit losses. Also see Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit in that Credit Risk Management section for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $4.162 billion for 2005, an increase of $599 million compared with 2004. Higher asset management fees was the largest factor in the increase, driven largely by BlackRock’s acquisition of SSRM in January 2005 and higher performance fees. In addition, noninterest income in 2005 reflected increases in all other major categories other than net securities losses in 2005 compared with net gains in 2004. We expect that the increase in our ownership in the Merchant Services business and the impact of the Harris Williams acquisition will have a positive impact on noninterest income in 2006.

Additional analysis

Combined asset management and fund servicing fees amounted to $2.313 billion for 2005 compared with $1.811 billion for 2004. The increase reflected the impact of the first quarter 2005 SSRM acquisition, higher performance fees at BlackRock, and other growth in assets managed and serviced.

Assets under management at December 31, 2005 totaled $494 billion compared with $383 billion at December 31, 2004. In addition to the impact of net new business during 2005, the acquisition of SSRM added $50 billion of assets under management during the first quarter of 2005. PFPC provided fund accounting/administration services for $830 billion of net fund assets and provided custody services for $476 billion of fund assets at December 31, 2005, compared with $721 billion and $451 billion, respectively, at December 31, 2004. These increases were driven by net new business and asset inflows from existing customers, as well as comparatively favorable market conditions.

Service charges on deposits increased $21 million for 2005 compared with 2004. Although growth in service charges has been limited due to our offering of free checking in both the consumer and small business channels, free checking has positively impacted customer and demand deposit growth as well as other deposit-related fees.

Brokerage fees increased $6 million, to $225 million, for 2005 compared with the prior year. The increase was primarily due to higher mutual fund-related revenues in 2005.

Consumer services fees increased $23 million, to $287 million, in 2005 compared with 2004. Higher fees reflected additional fees from debit card transactions, primarily due to higher volumes and the expansion into the greater Washington, D.C. area.

Corporate services revenue was $511 million for 2005, compared with $493 million in 2004. Corporate services revenue in 2005 benefited from the impact of higher net gains on commercial mortgage loan sales, higher fees related to commercial mortgage servicing activities, increased loan syndication fees and higher capital markets revenues, including revenues attributable to Harris Williams, compared with the prior year. These increases were partially offset by a $45 million decline in 2005 of net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale. Our liquidation of institutional loans held for sale is now complete.

Equity management (private equity) net gains on portfolio investments totaled $96 million for 2005 and $67 million for 2004.

Net securities losses amounted to $41 million for 2005 compared with net securities gains of $55 million in 2004. Our discussion under the Consolidated Balance Sheet Review section of this Item 7 provides additional information on the impact on net securities losses of actions taken during the second quarter of 2005 regarding our securities portfolio.

Noninterest revenue from trading activities totaled $157 million for 2005 and $113 million for 2004. While customer activity represented the majority of trading revenue, the increase compared with 2004 was primarily the result of proprietary trading activities. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Item 7.

Other noninterest income increased $52 million, to $341 million, in 2005 compared with 2004. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed.

Other noninterest income for 2005 included the following pretax items:

•	A $33 million gain related to contributions of BlackRock stock to the PNC Foundation, transactions that also impacted noninterest expense, and

•	Income related to the 2005 SSRM and Riggs acquisitions.

These factors more than offset the impact of the following pretax gains in 2004:

•	A first quarter $34 million gain related to the sale of our modified coinsurance contracts, and

•	A second quarter $13 million gain recognized in connection with BlackRock’s sale of its interest in Trepp LLC, a provider of commercial mortgage-backed security information, analytics and technology.

PRODUCT REVENUE

Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest revenue from customer deposit balances, totaled $410 million for 2005 and $373 million for 2004. The 10% increase in revenue reflected the longer-term nature of treasury management deposits along with the rising interest rate environment, strong deposit growth, continued expansion and client utilization of commercial card services, and a steady increase in business-to-business processing volumes. The acquisition of Riggs also contributed to the revenue growth in 2005.

Revenue from capital markets products and services was $175 million for 2005, compared with $140 million in 2004. The acquisition of Harris Williams and increases in loan syndication fees and other client-related activity drove the 25% increase in capital markets revenue.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees and net interest income from servicing portfolio deposit balances, totaled $131 million for 2005 and $108 million for

2004. The 21% revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

Revenue from equipment leasing products was $69 million for 2005 and $84 million for 2004. The decline was primarily due to the interest cost of funding the potential tax exposure on the cross-border leasing portfolio. The impact of cross-border leasing is expected to continue to have a negative impact on leasing revenue in 2006. See Cross-Border Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of this Item 7 for further information.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,

•	Life,

•	Credit life,

•	Health,

•	Disability, and

•	Commercial lines coverage.

Client segments served by these insurance solutions include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue from these products of $61 million in 2005 and $65 million in 2004. The decrease reflected a decline in annuity fee revenue driven primarily by the sale of our modified coinsurance contracts in 2004.

PNC, through subsidiary companies, Alpine Indemnity Limited and PNC Insurance Corp., participates as a reinsurer for its general liability, automobile liability and workers’ compensation programs and as a direct writer for its property and certified domestic terrorism programs.

In the normal course of business, PNC Insurance Corp. and Alpine Indemnity Limited maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at December 31, 2005.

NONINTEREST EXPENSE

Total noninterest expense was $4.333 billion for 2005, an increase of $598 million compared with 2004. The efficiency ratio was 69% for 2005 and 68% for 2004.

We expect noninterest expense to be flat in 2006 compared with 2005 except for the increase in our ownership in the Merchant Services business and the impact of the Harris Williams acquisition.

Noninterest expense for 2005 included the following:

•	An increase of $325 million in BlackRock non-LTIP operating expenses that reflected the impact of costs resulting from the first quarter 2005 SSRM acquisition and other investments to fund growth;

•	Costs totaling approximately $132 million resulting from our Riggs acquisition, including approximately $16 million of integration costs;

•	BlackRock LTIP charges of $64 million;

•	Implementation costs totaling $53 million related to the One PNC initiative;

•	Contributions of BlackRock stock to the PNC Foundation of $40 million; and

•	Costs totaling $17 million related to the Harris Williams acquisition.

The effect of these increases was partially offset by cost reductions of approximately $90 million realized in 2005 from the One PNC initiative. The impact of the Riggs integration and One PNC implementation costs was reflected in several noninterest expense items in the Consolidated Income Statement.

Noninterest expense for 2004 included a $110 million charge associated with the BlackRock LTIP and conversion-related and other nonrecurring costs totaling approximately $11 million related to our acquisition of United National Bancorp, Inc.

Apart from the impact of these items, noninterest expense increased $178 million, or 5%, in 2005 compared with 2004. These higher expenses were driven by investments in our businesses and increased sales incentives.

EFFECTIVE TAX RATE

Our effective tax rate was 30.8% for both 2005 and 2004. Several factors contributed to a relatively low effective tax rate for each year.

The low effective rate for 2005 was primarily attributable to the impact of the reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million, or $.16 per diluted share. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

The following favorably impacted the effective tax rate for 2004:

•	A reduced state and local tax expense due to tax benefits of $18 million recorded in connection with New York state and city audit findings, primarily associated with BlackRock, and

•	A $14 million reduction in income tax expense following our determination that we no longer required an income tax reserve related to bank-owned life insurance.

We expect the effective tax rate in 2006 to be closer to the statutory tax rate.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

December 31 - in millions	2005	2004
Assets
Loans, net of unearned income	$49,101	$43,495
Securities available for sale and held to maturity	20,710	16,761
Loans held for sale	2,449	1,670
Other	19,694	17,797

Total assets	$91,954	$79,723
Liabilities
Funding sources	$77,172	$65,233
Other	5,629	6,513

Total liabilities	82,801	71,746
Minority and noncontrolling interests in consolidated entities	590	504
Total shareholders’ equity	8,563	7,473

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$91,954	$79,723

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

Higher total assets at December 31, 2005 compared with the prior year-end were driven by loan growth resulting primarily from continued improvements in market loan demand, higher securities balances that reflected normal portfolio activity, purchases, and the impact of our expansion into the greater Washington, D.C. area.

An analysis of changes in selected balance sheet categories follows.

LOANS, NET OF UNEARNED INCOME

Loans increased $5.6 billion, or 13%, as of December 31, 2005 compared with December 31, 2004. Improvements in market loan demand, in addition to targeted sales efforts across our banking businesses, drove the increase in total loans compared with the prior year-end. The impact of our Riggs acquisition added $2.7 billion of loans as of December 31, 2005. Loans at December 31, 2004 included $2.3 billion related to the Market Street conduit that we deconsolidated effective October 17, 2005.

Details Of Loans

December 31 - in millions	2005	2004
Commercial
Retail/wholesale	$4,854	$4,961
Manufacturing	4,045	3,944
Other service providers	1,986	1,787
Real estate related	2,577	2,104
Financial services	1,438	1,145
Health care	616	560
Other	3,809	2,937

Total commercial	19,325	17,438

Commercial real estate
Real estate projects	2,244	1,460
Mortgage	918	520

Total commercial real estate	3,162	1,980

Equipment lease financing	3,628	3,907

Total commercial lending	26,115	23,325

Consumer
Home equity	13,790	12,734
Automobile	938	836
Other	1,445	2,036

Total consumer	16,173	15,606

Residential mortgage	7,307	4,772
Vehicle lease financing		189
Other	341	505
Unearned income	(835)	(902)

Total, net of unearned income	$49,101	$43,495

As the table above indicates, the loans that we hold continued to be diversified among numerous industries and types of businesses. The loans that we hold are also diversified across the geographic areas where we do business. See Note 7 Loans, Commitments To Extend Credit and Concentrations of Credit Risk in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Commercial Lending Exposure (a)

December 31 - in millions	2005	2004
Investment grade or equivalent	46%	47%
Non-investment grade
$50 million or greater	2%	2%
All other non-investment grade	52%	51%

Total	100%	100%

(a)	Includes all commercial loans in the Retail Banking and Corporate & Institutional Banking business segments other than the loans of Market Street. We deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005.

Cross-Border Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.6 billion at December 31, 2005 and included approximately $1.7 billion of cross-border leases. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We no longer enter into cross-border lease transactions.

Aggregate residual value at risk on the total commercial lease portfolio at December 31, 2005 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions.

Upon completing examination of our 1998-2000 consolidated federal income tax returns, the IRS provided us with an examination report which proposed increases in our tax liability, principally arising from adjustments to several of our cross-border lease transactions.

The proposed adjustments would reverse the tax treatment of these transactions as we reported them on our filed tax returns. We believe the method we used to report these transactions is supported by appropriate tax law and have filed a protest and begun discussions of the IRS examination findings with the IRS appeals office. While we cannot predict with certainty the result of filing the protest and resultant discussions, any resolution would most likely involve a change in the timing of tax deductions which, in turn, depending on the exact resolution, could significantly impact the economics of these transactions. The IRS has begun an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again make adjustments to the cross-border lease transactions referred to above as well as to new cross-border lease transactions entered into during those years. We believe our reserves for these exposures were adequate at December 31, 2005.

In July 2005, the Financial Accounting Standards Board (“FASB”) issued a proposed staff position to consider whether any change in the timing of tax benefits associated with these types of transactions should result in a recalculation under Statement of Financial Accounting Standards No. (“SFAS”) 13, “Accounting for Leases.” The FASB has had further discussions on this proposal in 2006. The FASB’s current position is that any cumulative adjustment will be recognized through opening retained earnings in the year of adoption under the provisions of SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on SFAS 154. Assuming that the FASB staff position becomes effective January 1, 2007, we believe that the cumulative adjustment from the recalculations would be in the range of approximately $140 million to $160 million after-tax. Under the leveraged leasing accounting rules, any immediate or future reductions in earnings from the change in accounting would be recovered in subsequent years.

In addition to the transactions referred to above, three lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. These partnerships are under audit by the IRS. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

Aircraft and Vehicle Leasing Businesses

On September 1, 2004, we acquired the business of the Aviation Finance Group, LLC (“AFG”), an Idaho-based company that specializes in loans to finance private aircraft. By combining the business of AFG with our existing business, we have increased our ability to offer a variety of loans and leasing products to corporate aircraft customers. See Note 2 Acquisitions in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

Net Unfunded Credit Commitments

December 31 - in millions	2005	2004
Commercial	$27,774	$20,969
Consumer	9,471	7,655
Commercial real estate	2,337	1,199
Other	596	483

Total	$40,178	$30,306

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.7 billion at both December 31, 2005 and December 31, 2004.

As a result of deconsolidating Market Street in October 2005, amounts related to Market Street were considered third party unfunded commitments at December 31, 2005. These unfunded credit commitments totaled $4.6 billion at December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See the Off-Balance Sheet Arrangements And Consolidated VIEs section of Item 7 and Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding Market Street.

The remaining increase in consumer net unfunded commitments at December 31, 2005 compared with the balance at December 31, 2004 was primarily due to net unfunded commitments related to growth in open-ended home equity loans.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.2 billion at December 31, 2005 and $3.7 billion at December 31, 2004. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

SECURITIES

Details Of Securities

In millions	Amortized Cost	Fair Value
December 31, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,816	$3,744
Mortgage-backed	13,794	13,544
Commercial mortgage-backed	1,955	1,919
Asset-backed	1,073	1,063
State and municipal	159	158
Other debt	87	86
Corporate stocks and other	196	196

Total securities available for sale	$21,080	$20,710

December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735	$4,722
Mortgage-backed	8,506	8,433
Commercial mortgage-backed	1,380	1,370
Asset-backed	1,910	1,901
State and municipal	175	176
Other debt	33	33
Corporate stocks and other	123	125

Total securities available for sale	$16,862	$16,760

SECURITIES HELD TO MATURITY
Debt securities
Asset-backed	$1	$1

Total securities held to maturity	$1	$1

(a)	Securities held to maturity at December 31, 2005 were less than $.5 million.

Securities represented 23% of total assets at December 31, 2005 compared with 21% at December 31, 2004. The increase in total securities compared with December 31, 2004 was primarily due to the acquisition of Riggs and normal portfolio activity.

At December 31, 2005, the securities available for sale balance included a net unrealized loss of $370 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2004 was a net unrealized loss of $102 million. The increase in the net unrealized loss at December 31, 2005 reflected the impact on bond prices of increases in interest rates during 2005 partially offset by the sales of securities during the second quarter of 2005 as discussed below.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. In late April and early May 2005 we sold $2.1 billion of securities available for sale and terminated $1.0 billion of resale agreements that were most sensitive to extension risk due to rising short-term interest rates. We also purchased $2.1 billion of securities with higher yields and lower extension risk. These transactions resulted in realized net securities and other losses of approximately $31 million, which are included in our results of operations for 2005.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates in 2006, if sustained, will adversely impact the fair value of securities available for sale going forward compared with the fair value at December 31, 2005. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 4 years and 1 month at December 31, 2005 compared with 2 years and 8 months at December 31, 2004.

We estimate that at December 31, 2005 the effective duration of securities available for sale is 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2004 were 2.7 years and 2.3 years, respectively.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.9 billion at December 31, 2005 and $1.1 billion at December 31, 2004 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans totaled $19 million for 2005, $30 million for 2004 and $20 million for 2003. These gains are reflected in the other noninterest income line item in our Consolidated Income Statement and in the results of the Retail Banking segment.

Our liquidation of institutional loans held for sale resulted in net gains in excess of valuation adjustments of $7 million in 2005, $52 million in 2004 and $69 million in 2003. These gains are reflected in the corporate services line item in our Consolidated Income Statement and in the results of the Corporate & Institutional Banking business segment. This liquidation has now been completed.

OTHER ASSETS

The increase of $1.9 billion in “Assets-Other” in the preceding “Summarized Balance Sheet Data” table includes the impact of increases in goodwill and other intangible assets arising from three 2005 acquisitions along with an increase in accounts receivable. Goodwill and other intangible assets recorded in connection with the Riggs, SSRM and Harris Williams acquisitions totaled $1.0 billion in 2005. See Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information. In addition, accounts receivable included in other assets increased $.6 billion at December 31, 2005 compared with the prior year-end, due in part to increases at PFPC and BlackRock.

CAPITAL AND FUNDING SOURCES

DETAILS OF FUNDING SOURCES

December 31 - in millions	2005	2004
Deposits
Money market	$24,462	$21,250
Demand	17,157	15,996
Retail certificates of deposit	13,010	9,969
Savings	2,295	2,851
Other time	1,313	833
Time deposits in foreign offices	2,038	2,370

Total deposits	60,275	53,269

Borrowed funds
Federal funds purchased	4,128	219
Repurchase agreements	1,691	1,376
Bank notes and senior debt	3,875	2,383
Subordinated debt	4,469	4,050
Commercial paper (a)	10	2,251
Other borrowed funds	2,724	1,685

Total borrowed funds	16,897	11,964

Total	$77,172	$65,233

(a)	Attributable primarily to Market Street, which was deconsolidated in October 2005.

Various seasonal and other factors impact our period-end deposit balances whereas average balances (discussed under the Balance Sheet Highlights section of this Item 7 above) are more indicative of underlying business trends. The increase in deposits as of December 31, 2005 reflected sales and retention efforts related to core deposits as well as the impact of our expansion into the greater Washington, D.C. area.

Higher borrowed funds at December 31, 2005 were driven in part by the following 2005 transactions:

•	Senior bank note issuances of $350 million in March, $500 million in July and $75 million in August,

•	Senior debt issuances of $700 million in March and $400 million in December and BlackRock’s issuance of $250 million of convertible debentures in February,

•	Subordinated bank debt issuance of $500 million in September and the assumption of $345 million of subordinated debt related to the Riggs transaction,

•	$1 billion of FHLB advances issued in June, and

•	Higher short-term borrowings to fund asset growth.

These factors were partially offset by maturities of $750 million of senior bank notes and $350 million of subordinated debt during 2005.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $1.1 billion in total shareholders’ equity at December 31, 2005 compared with December 31, 2004 primarily reflected the impact of retained earnings of $750 million and the issuance of $356 million of shares in connection with the Riggs acquisition.

Common shares outstanding at December 31, 2005 were 292.9 million, an increase of 10.3 million over December 31, 2004. We issued approximately 6.6 million shares of common stock during the second quarter of 2005 in connection with the Riggs acquisition and approximately .7 million shares during the fourth quarter in connection with the Harris Williams acquisition.

In February 2004, the Board of Directors authorized the purchase of up to 20 million shares of our common stock in open market or privately negotiated transactions through February 2005. The 2004 repurchase authorization was a replacement and continuation of the prior repurchase program. Under these programs, we purchased 3.7 million common shares during 2004 at a total cost of $207 million.

A new program to purchase up to 20 million shares was authorized as of February 16, 2005 and replaced the 2004 program, which was terminated. During 2005, we purchased .5 million common shares at a total cost of $26 million under both the 2005 and 2004 common stock repurchase programs, all of which occurred during the first quarter.

The 2005 common stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit rating. The impact on our capital of asset growth, including acquisitions, has restricted share repurchases and could continue to do so over the next several quarters although capital growth as a result of earnings and the anticipated consequences of the completion of BlackRock’s acquisition of Merrill Lynch’s investment management business would increase our flexibility in this area.

Risk-Based Capital

December 31 - dollars in millions	2005	2004
Capital components
Shareholders’ equity
Common	$8,555	$7,465
Preferred	8	8
Trust preferred capital securities	1,417	1,194
Minority interest	291	226
Goodwill and other intangibles	(4,122)	(3,112)
Net unrealized securities losses	240	66
Net unrealized losses (gains) on cash flow hedge derivatives	26	(6)
Equity investments in nonfinancial companies	(40)	(32)
Other, net	(11)	(15)

Tier 1 risk-based capital	6,364	5,794
Subordinated debt	2,216	1,924
Eligible allowance for credit losses	697	683

Total risk-based capital	$9,277	$8,401

Assets
Risk-weighted assets, including off-balance-sheet instruments and market risk equivalent assets	$76,673	$64,539
Adjusted average total assets	88,329	75,757

Capital ratios
Tier 1 risk-based	8.3%	9.0%
Total risk-based	12.1	13.0
Leverage	7.2	7.6
Tangible common	5.0	5.7

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. The declines in the capital ratios at December 31, 2005 compared with the ratios at December 31, 2004 were primarily caused by asset growth and the addition of goodwill and other intangible assets associated with the Riggs, SSRM and Harris Williams transactions.

At December 31, 2005, each of our banking subsidiaries was considered “well capitalized” based on regulatory capital ratio requirements. See the Supervision And Regulation section of Item 1 of this Report and Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe our bank subsidiaries will continue to meet these requirements in 2006.

OFF-BALANCE SHEET ARRANGEMENTS AND VIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” The following sections of this Report provide further information on these types of activities:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of Item 7 of this Report, and

•	Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements as of December 31, 2005 and 2004.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss
December 31, 2005
Collateralized debt obligations (a)	$6,290	$5,491	$51	(b)
Private investment funds (a)	5,186	1,051	13	(b)
Market Street	3,519	3,514	5,089	(c)
Partnership interests in low income housing projects	35	29	2

Total	$15,030	$10,085	$5,155

December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$33	(b)
Private investment funds (a)	1,872	125	24	(b)
Partnership interests in low income housing projects	37	28	4

Total	$5,061	$2,853	$61

(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.
(c)	Includes off-balance sheet liquidity commitments to Market Street of $4.6 billion and other credit enhancements of $444 million.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10

Total	$692	$690

December 31, 2004
Market Street	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10

Total	$2,684	$2,681

•	BlackRock is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. BlackRock engages in these transactions principally to address client needs through the launch of collateralized debt obligations (“CDOs”) and private investment funds. BlackRock has not been deemed the primary beneficiary of these entities. Additional information about BlackRock is available in its SEC filings, which can be found at www.sec.gov and on BlackRock’s website, www.blackrock.com.

•	Market Street is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchasing of assets or making of loans secured by interests primarily in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 25, 2010. See Note 7 Loans, Commitments To Extend Credit and Concentrations of Credit Risk and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. PNC views its credit exposure to Market Street transactions as limited. All of Market Street’s assets at December 31, 2005 and 2004 collateralize the commercial paper obligations. For the most part, PNC is not required to fund under the liquidity facilities if Market Street’s assets are in default. Our obligations are secondary to the risk of first loss provided by the sellers or another third party. Neither creditors nor equity investors in Market Street have any recourse to our general credit. PNC received program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $9.5 million and $3 million, respectively, for the year ended December 31, 2005.

Under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), we consolidated Market Street effective July 1, 2003 as we were deemed the primary beneficiary of Market Street. In October 2005, Market Street was restructured as a limited liability company and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The principal amount of the Note was increased to $4.6 million by December 31, 2005 and has an original maturity of eight years. The Note bears interest at 18% with any penalty interest/fees charged by Market Street on specific transactions accruing to the benefit of the Note holder. Proceeds from the issuance of the Note were placed in a first loss reserve account that may be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements. As a result of the Note issuance, we reevaluated whether PNC continued to be the primary beneficiary of Market Street under the provisions of FIN 46R. Based on this analysis, we determined that we were no longer the primary beneficiary and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005.

•	We make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital.

We consolidated those LIHTC investments in which we own a majority of the limited partnership interests. We also consolidated entities in which we, as a national syndicator of affordable housing equity, serve as the general partner (together with the aforementioned LIHTC investments), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in Other assets on our Consolidated Balance Sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and debt of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the Corporate & Institutional Banking business segment.

We have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. We do not own a majority of the limited partnership interests in these entities and are not the primary beneficiary. We use the equity method to account for our investment in these entities. Information regarding these partnership interests is reflected in the Non-Consolidated VIEs – Significant Variable Interests table.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Fund
December 31, 2005	$109	$109	$25
December 31, 2004	$78	$76	$20

BUSINESS SEGMENTS REVIEW

We operate four major businesses engaged in providing banking, asset management and global fund processing services. In connection with our One PNC initiative, during the third quarter of 2005 we reorganized our banking businesses into two units, Retail Banking and Corporate & Institutional Banking, and aligned our reporting accordingly.

Our treasury management activities, which include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services; capital markets products and services, which include foreign exchange, derivatives, loan syndications, securities underwriting, securities sales and trading, and mergers and acquisitions advisory and related services to middle-market companies; commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry; and equipment leasing products are offered through Corporate & Institutional Banking and marketed by several businesses across PNC.

Results of individual businesses are presented based on our management accounting practices and our operating structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain operating segments for financial reporting purposes.

Our capital measurement methodology is based on the concept of economic capital. However, we have increased the capital assigned to certain business segments. Capital assigned to Retail Banking has been increased to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC has been increased to reflect their legal entity shareholders’ equity. BlackRock’s capital is consistent with its separate public company financial statement disclosures.

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

Business segment results, including inter-segment revenues, are included in Note 21 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Employee data as reported by each business segment in the tables that follow reflect staff directly employed by the respective businesses and excludes corporate and shared services employees. Prior period employee statistics generally are not restated for organizational changes.

Results Of Businesses - Summary

					Return on
	Earnings		Revenue (a) (b)		Capital (c)		Average Assets (d)
Year ended December 31 - dollars in millions	2005	2004	2005	2004	2005	2004	2005	2004
Retail Banking	$682	$610	$2,857	$2,694	24%	23%	$27,862	$24,496
Corporate & Institutional Banking	480	443	1,342	1,271	28	26	25,907	22,073
BlackRock	234	143	1,229	761	28	19	1,848	1,145
PFPC	104	70	846	763	32	30	2,128	2,572

Total business segments	1,500	1,266	6,274	5,489	26	24	57,745	50,286
Minority interest in income of BlackRock	(71)	(42)
Other	(104)	(27)	75	63			30,803	24,980

Total consolidated	$1,325	$1,197	$6,349	$5,552	17	17	$88,548	$75,266

(a)	Business segment revenue is presented on a taxable-equivalent basis. The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income on other taxable investments. This adjustment is not permitted under GAAP. The following is a reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis (in millions):

	Year ended December 31, 2005	Year ended December 31, 2004
Total consolidated revenue, book (GAAP) basis	$6,316	$5,532
Taxable-equivalent adjustment	33	20

Total consolidated revenue, taxable-equivalent basis	$6,349	$5,552

(b)	Amounts for BlackRock and PFPC represent the sum of total operating revenue and nonoperating income (less debt financing costs for PFPC).
(c)	Percentages for BlackRock and PFPC reflect return on equity.
(d)	Period-end balances for BlackRock and PFPC.

RETAIL BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions	2005	2004
INCOME STATEMENT
Net interest income	$1,582	$1,471
Noninterest income
Asset management	337	317
Service charges on deposits	265	243
Brokerage	217	215
Consumer services	254	238
Other	202	210

Total noninterest income	1,275	1,223

Total revenue	2,857	2,694
Provision for credit losses	52	61
Noninterest expense
Staff expense	823	819
Net occupancy and equipment	316	306
Other	576	546

Total noninterest expense	1,715	1,671

Pretax earnings	1,090	962
Income taxes	408	352

Earnings	$682	$610

AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,351	$11,625
Indirect	936	843
Other consumer	1,195	1,231

Total consumer	15,482	13,699
Commercial	5,094	4,468
Floor plan	975	970
Residential mortgage	1,405	888
Other	261	291

Total loans	23,217	20,316
Goodwill	1,331	1,155
Loans held for sale	1,553	1,183
Other assets	1,761	1,842

Total assets	$27,862	$24,496

Deposits
Noninterest-bearing demand	$7,639	$7,040
Interest-bearing demand	7,946	7,636
Money market	13,635	13,143

Total transaction deposits	29,220	27,819
Savings	2,574	2,640
Certificates of deposit	11,494	8,966

Total deposits	43,288	39,425
Other liabilities	392	521
Capital	2,852	2,687

Total funds	$46,532	$42,633

PERFORMANCE RATIOS
Return on capital	24%	23%
Noninterest income to total revenue	45	45
Efficiency	60	62

At December 31 Dollars in millions	2005	2004
OTHER INFORMATION (a)
Credit-related statistics:
Nonperforming assets (b)	$90	$100
Net charge-offs	$53	$64
Net charge-off ratio	.23%	.32%

Home equity portfolio credit statistics:
% of first lien positions	46%	50%
Weighted average loan-to-value ratios	68%	69%
Weighted average FICO scores	728	717
Loans 90 days past due	.21%	.21%

Checking-related statistics:
Retail Bank checking relationships	1,934,000	1,762,000
Consumer DDA households using online banking	855,000	717,000
% of consumer DDA households using online banking	49%	45%
Consumer DDA households using online bill payment	205,000	113,000
% of consumer DDA households using online bill payment	12%	7%

Small business deposits:
Noninterest-bearing demand	$4,353	$4,006
Interest-bearing demand	$1,560	$1,605
Money market	$2,849	$2,711
Certificates of deposit	$412	$312

Brokerage statistics:
Margin loans	$217	$254
Financial consultants (c)	779	814
Full service brokerage offices	100	98
Brokerage account assets (billions)	$42	$40

Other statistics:
Gains on sales of education loans (d)	$19	$30
Full-time employees	11,703	11,800
Part time employees	1,413	1,154
ATMs	3,721	3,581
Branches (e)	839	776

ASSETS UNDER ADMINISTRATION (billions) (f)
Assets under management
Personal	$40	$41
Institutional	9	9

Total	$49	$50

Asset Type
Equity	$31	$30
Fixed income	12	14
Liquidity/other	6	6

Total	$49	$50

Nondiscretionary assets under administration
Personal	$27	$29
Institutional	57	64

Total	$84	$93

Asset Type
Equity	$33	$32
Fixed income	24	33
Liquidity/other	27	28

Total	$84	$93

(a)	Presented as of December 31 except for net charge-offs, net charge-off ratio, gains on sales of education loans, and small business deposits.
(b)	Includes nonperforming loans of $81 million at December 31, 2005 and $89 million at December 31, 2004.
(c)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(d)	Included in “Noninterest income-Other.”
(e)	Excludes certain satellite branches that provide limited products and service hours.
(f)	Excludes brokerage account assets.

Retail Banking’s earnings increased $72 million, or 12%, for 2005 compared with 2004. Continued organic customer growth and the expansion into the greater Washington, D.C. area drove a growing balance sheet and a corresponding revenue increase of 6%. A sustained focus on expense management and improving credit quality also contributed to the 12% earnings growth.

Highlights of Retail Banking’s performance during 2005 include:

•	Consumer and small business checking relationships increased by 172,000, or 10%, compared with December 31, 2004.

•	Consumer-related new checking relationships increased 10%, average consumer demand deposits increased 7% and home equity loans increased 15% compared with the comparable prior year amounts.

•	The small business area continued its positive momentum with strong customer and balance sheet growth. Average small business loans increased 19% over 2004 on the strength of increased demand from both existing customers and new relationships. Small business deposits increased 6% over the same period and new checking relationships increased 8%.

•	The wealth management business sustained solid growth over 2004 as asset management fees increased $20 million as a result of pricing enhancements, certain one-time fees and the expansion into the greater Washington, D.C. area. Assets under management totaled $49 billion at December 31, 2005 compared with $50 billion at December 31, 2004.

•	Our expansion into the greater Washington, D.C. area in the second quarter of 2005 has resulted in solid growth, with checking relationships increasing by 11% during the last six months of 2005.

•	In the fourth quarter of 2005, we completed the acquisition of an additional 20% interest in our Merchant Services business from First Data. This transaction gives us a 60% ownership interest and positions us to take advantage of the payment revenue sources from small business customers. Results of this business are now consolidated in our financial statements.

•	Noninterest expense increased $44 million compared with 2004 and reflected the expansion into the greater Washington, D.C. area. Retail Banking’s efficiency ratio improved to 60% compared with 62% a year earlier.

•	Credit quality remained strong and stable. Net charge-offs as a percentage of average loan outstandings were .23% for 2005 compared with .32% in 2004.

Total revenue for 2005 was $2.857 billion compared with $2.694 billion for the same period last year. Taxable-equivalent net interest income of $1.582 billion increased $111 million, or 8%, compared with 2004 due to a 10% increase in average deposits and a 14% increase in average loan balances. The net interest income growth has been somewhat mitigated by a narrower spread between loan yields and deposit costs.

Noninterest income increased $52 million, or 4%, compared with 2004 primarily driven by increased asset management revenue, service charges on deposits and consumer service fees. Growth in the latter two areas can be attributed mainly to a growing customer base. Increases in noninterest income were partially offset by:

•	A decrease in gains from sales of education loans of $11 million compared with 2004;

•	A $10 million pretax gain from the sale of certain investment consulting activities of Hawthorn recognized in 2004; and

•	Lower ATM surcharge revenue in 2005 from changing customer behaviors and a strategic decision to reduce the out-of-footprint ATM network.

The provision for credit losses declined $9 million in 2005 compared with 2004 primarily due to a one-time impact in the first quarter of 2004 associated with the decision to change the charge-off policy related to smaller nonperforming commercial loans. Overall credit quality remained strong as evidenced by the decline in nonperforming loans as a percentage of total loans to .33% as of December 31, 2005 compared with .41% at the same time last year. We expect that the provision for credit losses will increase with loan growth. We have not been and we do not expect to be materially impacted by the recent changes in the federal bankruptcy laws.

Noninterest expense in 2005 totaled $1.715 billion, an increase of $44 million, or 3%, compared with 2004. Retail Banking incurred approximately $74 million in operating costs as a result of the expansion into the greater Washington, D.C. area in 2005 and recognized $11 million in nonrecurring costs in 2004 associated with the United National acquisition. Excluding the impact of these expenses, noninterest expense declined $19 million compared with 2004. This decline was reflected primarily in staff expense as a result of One PNC initiatives.

Full-time employees at December 31, 2005 totaled 11,703, a decline of 97 from December 31, 2004. The expansion into the greater Washington, D.C. area accounted for an increase in full-time employees of 621 at December 31, 2005. Excluding the impact of this expansion on full-time employees, the number of Retail Banking full-time employees at December 31, 2005 declined 6% compared with December 31, 2004.

We have adopted a relationship-based lending strategy to target specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average home equity loans grew by $1.7 billion, or 15%, compared with 2004. The increase was attributable to $1.3 billion from organic loan growth, $.3 billion from expansion into the greater Washington, D.C. area and $.1 billion from portfolio purchases. Consumer loan demand is starting to slow as a result of the rising rate environment.

•	Average commercial loans grew 14% on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts. New loan volume in the small business arena increased 16% over 2004.

•	Average residential mortgage loans increased $517 million, or 58%, primarily due to the addition of loans from the greater Washington, D.C. area acquisition. Payoffs in our existing portfolio, which will continue throughout 2006, reduced the impact of the additional loans acquired.

Growing core checking deposits as a lower cost-funding source and as the cornerstone product to build customer relationships are primary objectives of our deposit strategy. Average total deposits increased $3.9 billion, or 10%, compared with 2004. The deposit growth was driven by increases in the number of checking relationships (new customer acquisition and the expansion into the greater Washington, D.C. area) and the recapture of consumer certificate of deposit balances as interest rates have risen.

During this rising rate environment, we expect the rate of growth in demand deposit balances to be less than the rate of growth for customer checking relationships. Additionally, we expect to see customers shift their funds from lower interest-bearing deposits to higher yielding deposits or investment products. The shift was evident during the second half of 2005 and impacted the level of average demand deposits in that period. Higher energy costs to consumers could also have a negative impact on demand deposit balance growth.

•	Average demand deposit growth of $909 million, or 6%, was driven by a $229 million increase in the core business due to continued growth in total checking relationships and $680 million attributable to the expansion into the greater Washington, D.C. area.

•	Small business checking relationship retention has improved. Consumer checking relationship retention remains steady and strong due to increased penetration rates of debit card, online banking and online bill payment.

•	Customer balances in other deposit products remained consistent while certificates of deposits increased $2.5 billion. This increase was attributable to the rising interest rate environment attracting customers back into this product.

Assets under management of $49 billion at December 31, 2005 declined $1 billion compared with the balance at December 31, 2004. The effects of comparatively higher equity markets and the expansion into the greater Washington, D.C. area were more than offset by net client asset outflows. Net client asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients. The net outflows were primarily related to a few significant low-margin clients.

Nondiscretionary assets under administration of $84 billion at December 31, 2005 declined $9 billion compared with the balance at December 31, 2004. The decline primarily reflects the loss of two sizeable master custody accounts with minimal earnings impact.

Retail Banking provides deposit, lending, cash management, brokerage, investment management and trust, and private banking products and services to 2.5 million customers within our primary geographic area. Products and services offered to our customers include:

•	Checking accounts

•	Savings, money market and certificates of deposit

•	Personal and business loans

•	Cash management, collection and payment services

•	Brokerage and insurance services

•	Personal and charitable trusts

•	Executorships

•	Employee benefit plans

•	Investment management

CORPORATE & INSTITUTIONAL BANKING

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Net interest income	$732	$698
Noninterest income
Net commercial mortgage banking
Net gains on loan sales	61	50
Servicing and other fees, net of amortization	62	47
Net gains on institutional loans held for sale	7	52
Other	480	424

Noninterest income	610	573

Total revenue	1,342	1,271
Provision for (recoveries of) credit losses	(30)	5
Noninterest expense	722	671

Pretax earnings	650	595
Noncontrolling interests in income of consolidated entities	(57)	(43)
Income taxes	227	195

Earnings	$480	$443

AVERAGE BALANCE SHEET
Loans
Corporate banking (a)	$10,656	$9,865
Commercial real estate	2,289	1,834
Commercial – real estate related	2,055	1,631
Asset-based lending	4,203	3,803

Total loans (a)	19,203	17,133
Loans held for sale	752	470
Other assets	5,952	4,470

Total assets	$25,907	$22,073

Deposits	$9,382	$7,527
Commercial paper (b)	1,838	1,889
Other liabilities	3,946	3,433
Capital	1,724	1,672

Total funds	$16,890	$14,521

PERFORMANCE RATIOS
Return on average capital	28%	26%
Noninterest income to total revenue	45	45
Efficiency	54	53

COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$98	$83
Acquisitions/additions	74	41
Repayments/transfers	(36)	(26)

End of period	$136	$98

OTHER INFORMATION
Consolidated revenue from (c):
Treasury management	$410	$373
Capital markets	$175	$140
Midland Loan Services	$131	$108
Equipment leasing	$69	$84
Total loans (d)	$18,817	$17,959
Nonperforming assets (d) (e)	$124	$71
Net charge-offs (recoveries)	$(23)	$49
Full-time employees (d)	3,050	2,974
Net carrying amount of commercial mortgage servicing rights (d)	$344	$242

(a)	Includes lease financing and Market Street. Market Street was deconsolidated from our Consolidated Balance Sheet effective October 17, 2005.
(b)	Includes Market Street.
(c)	Represents consolidated PNC amounts.
(d)	Presented as of period end.
(e)	Includes nonperforming loans of $108 million at December 31, 2005 and $51 million at December 31, 2004.

Earnings from Corporate & Institutional Banking for 2005 increased $37 million, or 8%, compared with the prior year. The increase in earnings compared with 2004 was driven by balance sheet growth and improved fee income. The impact of significantly lower net gains on sales of institutional loans held for sale was partially offset by a reduction in the provision for credit losses. While our acquisition of Harris Williams in October 2005 contributed to increases in both revenues and expenses in the fourth quarter, the impact on earnings for 2005 was not significant.

Highlights for Corporate & Institutional Banking’s 2005 results included:

•	Average loan balances increased $2.1 billion, or 12%, over 2004, including the impact of the deconsolidation of the Market Street conduit. While usage has remained relatively constant year over year, growth was driven by continued strong customer demand and PNC’s expansion into the greater Washington, D.C. area. Growth in all loan categories fueled the increase in outstandings.

•	Average deposits increased $1.9 billion, or 25%, compared with 2004, driven by sales of treasury management products, growth in our commercial mortgage servicing portfolio and related deposits, and continued strong liquidity positions within our customer base.

•	Total revenue increased $71 million, or 6%, compared with 2004 due to higher taxable-equivalent net interest income and strong growth in noninterest income despite a $45 million decline in net gains on institutional loans held for sale.

•	Noninterest expense increased $51 million, or 8%, compared with the prior year primarily due to expenses related to acquisition activity and customer growth, as well as an increase in expenses associated with consolidated LIHTC investments.

•	Operating leverage improved in 2005 driven by the growth in revenue and a focus on controlling costs.

Taxable-equivalent net interest income for 2005 increased $34 million, or 5%, compared with 2004 primarily as a result of higher loan balances funded mainly by higher deposits. The impact of the deconsolidation of Market Street effective October 17, 2005, the interest cost of funding the potential tax exposure on the cross-border leasing portfolio, and a refined method of accounting for loan origination fees and costs partially offset these factors. Based on market conditions, we expect a slower rate of loan growth in future periods. We also expect growth in deposits to continue in the near term.

The provision for credit losses was a $30 million credit in 2005 compared with a $5 million provision for 2004. The negative provision for 2005 resulted primarily from a $53 million loan recovery in the second quarter of 2005. The increase in nonperforming assets over prior year-end is attributable primarily to an increase in nonaccrual asset-based loans. Based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term. However, we anticipate that the provision for credit losses will increase in future quarters.

Noninterest income for 2005 increased $37 million, or 6%, compared with 2004 primarily due to higher fees from our commercial mortgage servicing, treasury management, and capital markets products and services, including Harris Williams services, and higher net gains on commercial mortgage loans sales. These increases were partially offset by a $45 million decrease in net gains on institutional loans held for sale. The liquidation of institutional loans held for sale is complete.

Noninterest expense for 2005 increased 8% compared with 2004 primarily as a result of higher staff and related expenses. Higher expenses were associated with the Harris Williams acquisition, our expansion into the greater Washington, D.C. area, higher compensation costs associated with customer and revenue growth and a 20% increase in expenses associated with consolidated LIHTC investments.

Through Corporate & Institutional Banking we provide lending, treasury management and capital markets products and services, commercial loan servicing, and real estate advisory and technology solutions to mid-sized corporations, government entities and selectively to large corporations. Corporate & Institutional Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally.

Lending products include:

•	Secured and unsecured loans

•	Letters of credit

•	Equipment leases

Treasury management services include:

•	Cash and investment management

•	Receivables management

•	Disbursement services

•	Funds transfer services

•	Information reporting

•	Global trade services

Capital markets products and services include:

•	Foreign exchange

•	Derivatives

•	Loan syndications

•	Securities underwriting

•	Securities sales and trading

•	Mergers and acquisitions advisory and related services to middle-market companies

See the additional revenue discussion regarding treasury management, capital markets, Midland Loan Services and equipment leasing on pages 24 and 25.

BLACKROCK

Year ended December 31 Taxable-equivalent basis Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Investment advisory and administrative fees	$1,018	$633
Other income	173	92

Total operating revenue	1,191	725
Operating expense	748	423
Operating expense - LTIP	59	104
Fund administration and servicing costs	43	32

Total expense	850	559

Operating income	341	166
Nonoperating income	38	36

Pretax earnings	379	202
Minority interest	3	5
Income taxes	142	54

Earnings	$234	$143

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$484	$184
Other assets	1,364	961

Total assets	$1,848	$1,145

Liabilities and minority interest	$926	$377
Stockholders’ equity	922	768

Total liabilities and stockholders’ equity	$1,848	$1,145

PERFORMANCE DATA
Return on average equity	28%	19%
Operating margin	29	23
Diluted earnings per share	$3.50	$2.17

ASSETS UNDER MANAGEMENT (in billions) (a)
Separate accounts
Fixed income	$280	$216
Cash management	7	7
Cash management-securities lending	5	7
Equity	21	10
Alternative investment products	25	8

Total separate accounts	338	248

Mutual funds (b)
Fixed income	25	25
Cash management	74	64
Equity	16	5

Total mutual funds	115	94

Total assets under management	$453	$342

OTHER INFORMATION
Full-time employees (a)	2,151	1,142

(a)	At December 31.
(b)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed End Funds, Short Term Investment Fund and BlackRock Global Series Funds.

Earnings at BlackRock increased $91 million in 2005 compared with 2004. Earnings growth in 2005 was primarily due to higher assets under management primarily as a result of organic growth and the acquisition of SSRM; performance fees on equity hedge funds and real estate alternative products acquired in the SSRM acquisition; and an increase in BlackRock Solutions® revenue. Earnings for 2005 included $59 million of pretax LTIP expenses and nonrecurring pretax expenses of $9 million associated with the SSRM acquisition. Results for 2004 included a $104 million pretax impact from the LTIP expenses. Results for 2004 also included the sale of BlackRock’s equity interest in Trepp LLC and the impact of $18 million of income tax benefits resulting from the resolution of New York state and city tax audit findings.

Total operating revenue increased 64% compared with 2004 primarily due to a $385 million increase in investment advisory and administrative fees driven by increased assets under management totaling $453 billion at December 31, 2005, including $50 billion assumed in the SSRM acquisition.

Total expense increased 52% in 2005 compared with the prior year primarily as a result of higher staffing levels following the SSRM acquisition, higher incentive compensation expense and higher general and administration expense. General and administration expense rose in the comparison primarily due to an increase in marketing and promotional costs, a rise in occupancy expense with the assumption of additional office space through the SSRM acquisition, and an increase in portfolio services costs related to supporting higher asset under management levels and increased trading activities.

Assets under management at December 31, 2005 increased $111 billion, or 32%, compared with December 31, 2004. The increase was primarily attributable to net new business and the SSRM acquisition. Apart from the impact of the SSRM acquisition, the increase in assets under management in 2005 reflected net new subscriptions of $50 billion and market appreciation of $11 billion.

BlackRock continued to operate in a global marketplace characterized by substantial volatility during 2005. Increasing short-term interest rates, a flattening of the yield curve and volatility in global equity and commodities markets created challenging conditions across BlackRock’s asset classes.

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur on or around September 30, 2006, BlackRock’s assets under management will increase to almost $1 trillion and Merrill Lynch will own an approximate 49% economic interest in BlackRock. We will continue to own approximately 44.5 million shares of BlackRock common stock, representing an ownership interest of approximately 34%. This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction.

Additional information on this transaction is included in Note 26 Subsequent Event in the Notes To Consolidated Financial Statements in Item 8, in our Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006, and in BlackRock’s Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings, which can be found at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC

Year ended December 31 Dollars in millions except as noted	2005	2004
INCOME STATEMENT
Fund servicing revenue	$879	$814
Other revenue	10

Total operating revenue	889	814
Operating expense	671	643
Amortization of other intangibles, net	14	3

Operating income	204	168
Nonoperating income (expense) (a)	(5)	3
Debt financing	38	54

Pretax earnings	161	117
Income taxes	57	47

Earnings	$104	$70

PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,025	$1,015
Other assets	1,103	1,557

Total assets	$2,128	$2,572

Debt financing	$890	$1,050
Other liabilities	864	1,253
Shareholder’s equity	374	269

Total funds	$2,128	$2,572

PERFORMANCE RATIOS
Return on average equity	32%	30%
Operating margin (b)	23	21
SERVICING STATISTICS (c)
Accounting/administration net fund assets (in billions) (d)
Domestic	$754	$660
Offshore	76	61

Total	$830	$721

Asset type (in billions)
Money market	$356	$341
Equity	305	230
Fixed income	104	101
Other	65	49

Total	$830	$721

Custody fund assets (in billions)	$476	$451

Shareholder accounts (in millions)
Transfer agency	19	21
Subaccounting	43	36

Total	62	57

OTHER INFORMATION
Full-time employees (c)	4,391	4,460

(a)	Net of nonoperating expense.
(b)	Operating income divided by total operating revenue.
(c)	At December 31.
(d)	Includes alternative investment net assets serviced.

PFPC earnings for 2005 increased $34 million, or 49%, compared with 2004. The higher earnings for 2005 were attributable to overall improved operating leverage and strong contributions to operating income from custody, securities lending, and managed account services operations, reduced intercompany debt financing costs, a gain related to the resolution of a client contract dispute in the first quarter of 2005, and tax benefits related to both foreign dividends repatriation and changes in state income tax apportionment methods.

Highlights of PFPC’s performance in 2005 include:

•	Managed account services continued to grow its client base as assets increased 74%, to $51 billion, compared with 2004.

•	Alternative investment net assets serviced were $78 billion at December 31, 2005, a 74% increase from 2004, reflecting continued success in pursuing hedge fund and other alternative investment business.

•	Offshore revenues increased 25% and assets serviced offshore increased 26% compared with 2004 reflecting continued strong offshore sales performance.

Operating revenue increased $75 million, or 9%, over the prior year reflecting continued business expansion of our existing clients, new business wins, and comparatively favorable equity market conditions. Increases related to out-of-pocket and pass-through items of $11 million had no impact on earnings.

In January 2005 PFPC accepted approximately $10 million to resolve a client contract dispute, which is reflected as other revenue in the table.

Operating expense increased 4% in 2005 compared with 2004 and reflected a sustained focus on managing expenses to achieve improved operating margins in an increasingly competitive environment. Of this increase, $11 million represented out-of-pocket and pass-through items referred to above.

Operating income for 2004 benefited from accretion of $11 million related to a single discounted client contract liability which ended during the second quarter of 2004.

Earnings for 2005 benefited from a reduction in pretax financing costs of $16 million, attributable to the debt refinancing discussed below and the retirement of debt during 2004 totaling $115 million. PFPC repaid another $160 million in intercompany debt during 2005 and anticipates continued debt reductions in 2006.

Effective January 2005, PFPC restructured its remaining intercompany term debt obligations given the comparatively favorable interest rate environment at that time. PFPC recorded debt prepayment penalties totaling $8 million on a pretax basis in the first quarter of 2005 to effect the restructuring, which was more than offset by resulting interest expense savings. This cost is reflected as nonoperating expense in the table above.

Increases in both accounting/administration and custody fund assets at December 31, 2005 compared with December 31, 2004 resulted primarily from new business and asset inflows from existing customers. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Transfer agency shareholder accounts declined compared with the balance at December 31, 2004 primarily resulting from lost business due to client consolidations. Total fund assets serviced by PFPC amounted to $1.9 trillion at December 31, 2005 compared with $1.8 trillion at December 31, 2004.

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

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. We determine the adequacy of the allowances based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Expected default probabilities,

•	Exposure at default,

•	Loss given default,

•	Amounts and timing of expected future cash flows on impaired loans,

•	Value of collateral,

•	Estimated losses on consumer loans and residential mortgages, and

•	Amounts for changes in economic conditions and potential estimation or judgmental errors.

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

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $489 million, or 82%, of the total allowance for loan and lease losses at December 31, 2005 to the commercial loan category. Consumer and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity. Approximately $31 million, or 5.2%, of the total allowance for loan and lease losses at December 31, 2005 have been allocated to these loans. The remainder of the allowance is allocated primarily to commercial real estate and lease financing loans.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information: Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of Item 7 of this Report, Note 1 Accounting Policies and Note 8 Asset Quality in the Notes To Consolidated Financial Statements, and Allocation Of Allowance For Loan And Lease Losses in the Statistical Information section in Item 8 of this Report.

Private Equity Asset Valuation

At December 31, 2005, private equity investments carried at estimated fair value totaled $449 million compared with $470 million at December 31, 2004. We value private equity assets at each balance sheet date based primarily on either, in the case of limited partnership investments, the financial statements received from the general partner or, for direct investments, the estimated fair value of the investments. There is a time lag in our receipt of the financial information that is the primary basis for the valuation of our limited partnership interests. We recognized in the fourth quarter of 2005 valuation changes related to limited partnership investments that reflected the impact of third quarter 2005 market conditions and performance of the underlying companies.

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

We value affiliated partnership interests based on the underlying investments of the partnership utilizing procedures consistent with those applied to direct investments.

We reflect changes in the value of equity management investments in our results of operations. Market conditions and actual performance of the companies that we invest in could differ from these assumptions, resulting in lower valuations that could reduce earnings in future periods. Accordingly, the valuations may not represent amounts that will ultimately be realized from these investments.

Lease Residuals

We provide financing for various types of equipment, aircraft, energy and power systems, and rolling stock through a variety of lease arrangements. Direct financing leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual value insurance or guarantees by governmental entities cover a significant portion of the residual value. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value, which could result in an impairment charge and reduce earnings in the future. These residual values are reviewed for impairment no less than on an annual basis. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the fund servicing, Retail Banking and Corporate & Institutional Banking businesses. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition from other market participants on a national and international basis. We also rely upon continuing investments in processing systems, the development of value-added service features, and the ease of access to our services.

As such, goodwill value is supported ultimately by earnings, which is driven by the volume of business transacted and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and reduced earnings in the future. At least annually, management evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. See Note 1 Accounting Policies and Note 9 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Revenue Recognition

We derive net interest and noninterest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Investment management and fund servicing,

•	Customer deposits,

•	Loan servicing,

•	Brokerage services,

•	Sale of loans and securities,

•	Certain private equity activities, and

•	Securities and derivatives trading activities including foreign exchange.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and mergers and acquisitions advisory and related services and participating in certain capital markets transactions.

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

We evaluate and assess the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent, and other information, and maintain tax accruals consistent with our evaluation of these relative risks and merits. The result of our evaluation and assessment is by its nature an estimate. We and our subsidiaries are routinely subject to audit and challenges from taxing authorities. In the event we resolve a challenge for an amount different than amounts previously accrued, we will account for the difference in the period in which we resolve the matter.

Our tax treatment of certain leasing transactions is currently being challenged by the IRS, as described in greater detail in Cross-Border Leases and Related Tax and Accounting Matters in the Consolidated Balance Sheet Review section of Item 7 of this Report.

Legal Contingencies

We are subject to a variety of legal and regulatory proceedings and claims, including those described in Note 5 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report and others arising in the normal course of our business. We review these matters with internal and external legal counsel and establish reserves when we determine that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We regularly review and adjust the reserves as appropriate to reflect changes in the status of the proceedings and claims.

The reserves that we establish for these types of contingencies are based upon our opinion regarding the future outcome of legal and regulatory proceedings and claims at the time. The final resolution of legal and regulatory proceedings and claims is frequently different, possibly significantly, from the resolution we anticipated. Also, we may not be able to reasonably estimate a potential loss from a proceeding even if some liability is probable and an actual loss is later incurred. As a result, our ultimate financial exposure to legal and regulatory proceedings and claims may be substantially different from what is reflected in the related reserves.

2002 BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

See Note 18 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report for a description of BlackRock’s LTIP.

Under the BlackRock LTIP, awards vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. During the first quarter of 2005, BlackRock’s average closing stock price exceeded the $62 threshold and the stock price provision was met. In addition to the stock price threshold, the vesting of awards is contingent on the participants’ continued employment with BlackRock for periods ranging from two to five years through the payment date in early 2007.

We reported pretax charges in 2004 totaling $110 million in connection with the LTIP, including $96 million in the third quarter, based upon management’s determination during the third quarter of 2004 that the likelihood of vesting of the LTIP awards was probable of reaching the stock price threshold. These amounts included a pro rata share of the estimated dilution of our investment in BlackRock that is expected to occur in 2007 when we transfer shares of BlackRock stock owned by PNC to fund a portion of the LTIP awards.

We reported pretax expense of $64 million in 2005, including $16 million during the fourth quarter, related to the LTIP awards.

RECENT ACCOUNTING

PRONOUNCEMENTS

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on the following recent accounting pronouncements that are relevant to our business, including a description of each new pronouncement, the required date of adoption, our planned date of adoption and the expected impact on our consolidated financial statements. All of the following pronouncements were issued by the FASB unless otherwise noted.

Issued in February 2006: SFAS 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”

Issued in November 2005: FASB Staff Position No. (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Issued in May 2005: SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”

Issued in December 2004:

•	SFAS 123 (Revised), “Share-Based Payment,”

•	FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” and

•	SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”

Issued in May 2004: FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

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

The expected long-term return on assets assumption does significantly affect pension expense. We intend to decrease the expected long-term return on plan assets assumption from the 8.5% used for 2005 to 8.25% for determining net periodic cost for 2006. Also, under current accounting rules, the difference between expected long-term returns and actual returns are accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in the following year to change by up to $3 million.

The table below reflects the estimated effects on pension expense of certain changes in assumptions, using 2006 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2006 Pension Expense (In millions)
.5% decrease in discount rate	$2
.5% decrease in expected long-term return on assets	8
.5% increase in compensation rate	1

We currently estimate a pretax pension benefit of $1 million in 2006 compared with a pretax benefit of $8 million in 2005.

In accordance with SFAS 87 and SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” we may have to eliminate any prepaid pension asset and recognize a minimum pension liability if the accumulated benefit obligation exceeds the fair value of plan assets at year-end. We would recognize the corresponding charge as a component of other comprehensive income and it would reduce total shareholders’ equity, but it would not affect net income. At December 31, 2005, the fair value of plan assets was $1.627 billion, which exceeded the accumulated benefit obligation of $1.232 billion. The status at year-end 2006 will depend primarily upon 2006 investment returns and the level of contributions, if any, we make to the plan during 2006.

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

During the second quarter of 2005, we acquired a frozen defined benefit pension plan as a result of the Riggs acquisition. Plan assets and projected benefit obligations of the Riggs plan were approximately $107 million and $116 million, respectively, at acquisition date. The $9 million funding deficit was recognized as part of the Riggs acquisition purchase price allocation. For determining contribution amounts to the plan, deficits are calculated using ERISA-mandated rules, and on this basis we contributed approximately $16 million to the Riggs plan during the third quarter of 2005. We integrated the Riggs plan into the PNC plan on December 30, 2005.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees. See Note 17 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. This Risk Management section first provides an overview of the risk measurement, control strategies, and monitoring aspects of our corporate-level risk management processes. Following that discussion is an analysis of the risk management process for what we view as our primary areas of risk: credit, operational, liquidity, and market. The discussion of market risk is further subdivided into interest rate, trading, and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Item 7. In appropriate places within this section, historical performance is also addressed.

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

Risk Control Strategies

We centrally manage policy development and exception oversight through corporate-level risk management. Corporate risk management is authorized to take action to either prevent or mitigate exceptions to policies and is responsible for monitoring compliance with risk management policies. The Corporate Audit function performs an independent assessment of the internal control environment. Corporate Audit plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

The credit granting businesses maintain direct responsibility for monitoring credit risk within PNC. The Corporate Credit Policy area provides independent oversight to the measurement, monitoring and reporting of our credit risk and reports to the Chief Risk Officer. Corporate Audit also provides an independent assessment of the effectiveness of the credit risk management process and adequacy of credit risk profile.

Nonperforming, Past Due And Potential Problem Assets

See the Nonperforming Assets And Related Information table in the Statistical Information section of Item 8 of this Report and included here by reference for details of the types of nonperforming assets that we held at December 31, 2005, 2004, 2003, 2002 and 2001. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at December 31, 2005 increased $41 million, to $216 million, compared with the prior year-end primarily due to an increase in nonaccrual asset-based loans.

Foreclosed lease assets at December 31, 2005 and December 31, 2004 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently leased to a third party.

The amount of nonperforming loans that was current as to principal and interest was $115 million at December 31, 2005 and $44 million at December 31, 2004. We anticipate an increase in nonperforming loans going forward as we do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term.

Nonperforming Assets By Business

In millions	December 31 2005	December 31 2004
Retail Banking	$90	$100
Corporate & Institutional Banking	124	71
Other	2	4

Total nonperforming assets	$216	$175

Change In Nonperforming Assets

In millions	2005	2004
January 1	$175	$328
Purchases		12
Transferred from accrual	340	213
Returned to performing	(10)	(17)
Principal reductions and payoffs	(183)	(211)
Asset sales	(16)	(60)
Charge-offs and valuation adjustments	(90)	(90)

December 31	$216	$175

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2005	Dec. 31 2004	Dec. 31 2005	Dec. 31 2004
Commercial	$12	$15.06%		.09%
Commercial real estate	2	2.06		.10
Consumer	22	18.14		.12
Residential mortgage	10	14.14		.29

Total loans	46	49.09		.11
Loans held for sale	47	9	1.92	.54

Total loans and loans held for sale	$93	$58.18%		.13%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $67 million and zero, respectively, at December 31, 2005, compared with $65 million and zero, respectively, at December 31, 2004. Approximately 89% of these loans are in the Corporate & Institutional Banking portfolio.

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We maintain the allowance for loan and lease losses at a level we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. We determine the allowance based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses.

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

We refer you to Note 8 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the allowance for loan and lease losses and the allowance for unfunded loan commitments and letters of credit, and to the Allocation Of Allowance For Loan And Lease Losses table in the Statistical Information section of Item 8 of this Report for additional information included herein by reference.

We establish specific allowances for loans considered impaired using a method prescribed by SFAS 114, “Accounting by Creditors for Impairment of a Loan.” All nonperforming loans are considered impaired under SFAS 114. Specific allowances for individual loans over a set dollar threshold are determined by our Special Asset Committee based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price, or the fair value of the underlying collateral. We establish specific allowance on all other impaired loans based on the loss given default credit risk rating.

Allocations to non-impaired commercial and commercial real estate loans (pool reserve allocations) are assigned to pools of loans as defined by our business structure and are based on internal probability of default and loss given default credit risk ratings.

Key elements of the pool reserve methodology include:

•	Probability of default (“PD”), which is based on historical default analyses and is derived from the borrower’s internal PD credit risk rating and expected loan term;

•	Exposure at default (“EAD”), which is derived from historical default data; and

•	Loss given default (“LGD”), which is based on historical loss data, collateral value and other structural factors that may affect our ultimate ability to collect on the loan and is derived from the loan’s internal LGD credit risk rating.

Our pool reserve methodology is sensitive to changes in key risk parameters such as PDs, LGDs and EADs. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. Our commercial loans are the largest category of credits and are most sensitive to changes in the key risk parameters and pool reserve loss rates. To illustrate, if we increase the pool reserve loss rates by 5% for all categories of non-impaired commercial loans, then the aggregate of the allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit would increase by $29 million. Additionally, other factors such as the rate of migration in the severity of problem loans or changes in the maturity distribution of the loans will contribute to the final pool reserve allocations.

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

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions, credit quality trends, recent loss experience in particular sectors of the portfolio, experience, ability and depth of lending management, changes in risk selection and underwriting standards and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments based on the relative specific and pool allocation amounts. Enhancements to the reserve methodology in the third quarter of 2005 resulted in more precise modeling of pool allocations and reduced the amount of reserve allocated for qualitative factors. This portion represented 9.9% of the total allowance and .12% of total loans at December 31, 2005.

Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Percent of AverageLoans
2005
Commercial (a)	$52	$82	$(30)	(.16)%
Commercial real estate	1	1
Consumer	45	15	30.19
Residential mortgage	2		2.03
Lease financing	29	1	28.95

Total	$129	$99	$30.06

2004
Commercial (b)	$113	$31	$82.49%
Commercial real estate	2	1	1.05
Consumer	43	12	31.22
Residential mortgage	3	1	2.05
Lease financing	5	6	(1)	(.03)

Total	$166	$51	$115.28

(a)	Includes a $53 million loan recovery.
(b)	During the first quarter of 2004, we changed our policy for recognizing charge-offs on smaller nonperforming commercial loans. This change resulted in the recognition of an additional $24 million of gross charge-offs for the first quarter of 2004.

Apart from the impact of the items described in footnotes (a) and (b) above, commercial net charge-offs declined $35 million in 2005 compared with the prior year primarily due to an improvement in the overall credit quality of the commercial loan portfolio. The increase in equipment lease financing net charge-offs in 2005 compared with the prior year reflected an additional charge-off in the fourth quarter of 2005 related to a single leasing customer.

Aside from the impact of the $53 million loan recovery in 2005, increases in the provision for credit losses compared with 2004 and the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of December 31, 2005 reflected growth in loans and loan commitments and additional provisions related to a leasing customer. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

We do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term. This outlook, combined with expected loan growth, may result in an increase in the allowance for loan and lease losses in future periods.

CREDIT-RELATED INSTRUMENTS

Credit Default Swaps

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. We realized minimal net gains in connection with credit default swaps during 2005 and a net loss of $4.4 million in 2004.

Interest Rate Derivative Risk Participation Agreements

We enter into risk participation agreements to share credit exposure with other financial counterparties related to interest rate derivative contracts or take on credit exposure to generate revenue. Risk participation agreements are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion.

Agreements entered into prior to July 1, 2003 are considered to be financial guarantees and, therefore, are not included in the Financial Derivatives section of this Risk Management discussion. Risk participation agreements entered into prior to July 1, 2003 used by us to mitigate credit risk had a notional amount of $3 million at December 31, 2005 compared with $36 million at December 31, 2004. Risk participation agreements entered into in which we assumed credit risk exposure had a total notional amount of $18 million at December 31, 2005 compared with $24 million at December 31, 2004.

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

Our business resiliency program manages the organization’s capabilities to provide services in the case of an event that results in material disruption of business activities. Prioritization of investments in people, processes, technology and facilities are based on different types of events, business risk and criticality. Comprehensive testing validates our resiliency capabilities on an ongoing basis, and an integrated governance model is designed to help assure transparent management reporting.

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

Asset and Liability Management (“ALM”) is accountable for managing the liquidity position within the limits and guidelines set forth in our risk management policies. Market Risk Management provides independent oversight for the measurement, monitoring and reporting of PNC’s liquidity risk.

We typically maintain our liquidity position through:

•	A large and stable deposit base derived from our retail and wholesale banking activities,

•	A portfolio of liquid investment securities,

•	Diversified sources of short-term and long-term wholesale funding, and

•	Significant unused borrowing capacity at both the FHLB and the Federal Reserve discount window.

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments) and securities available for sale. At December 31, 2005, our liquid assets totaled $23.6 billion, with $10.8 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the FHLB and as such has access to advances from the FHLB secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At December 31, 2005, our total unused borrowing capacity from the FHLB under current collateral requirements was $23.3 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. As of December 31, 2005, PNC Bank, N.A. had issued $2.4 billion of debt under this program, including the following 2005 issuances:

•	$350 million of floating rate notes were issued in March 2005 and mature in April 2006 with interest payable monthly at the rate of 1-month LIBOR minus 3.5 basis points.

•	Senior bank notes totaling $500 million were issued in July 2005 and $75 million were issued in

August 2005. These issuances mature in January 2007 and February 2007, respectively. Interest will be reset monthly to 1-month LIBOR minus 3 basis points and will be paid monthly on each issuance.

•	$500 million of subordinated bank notes were issued in September 2005 and mature in September 2017. These notes pay interest semiannually at a fixed annual rate of 4.875%.

None of the 2005 issuances outlined above are redeemable or subject to repayment at the option of the holder prior to maturity.

In December 2004, PNC Bank, N.A. established a program to offer up to $3.0 billion of its commercial paper. As of December 31, 2005, $10 million of commercial paper was outstanding under this program.

Our parent company’s routine funding needs consist primarily of dividends to PNC shareholders, share repurchases, debt service, the funding of non-bank affiliates, and acquisitions. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet these requirements over the succeeding 12-month period. In managing parent company liquidity we consider funding sources, such as expected dividends to be received from PNC Bank, N.A. and potential debt issuance, and discretionary funding uses, the most significant of which is the external dividend to be paid on PNC’s stock.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. We provide additional information on these limitations in Note 4 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report and include such information here by reference. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $567 million at December 31, 2005.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of December 31, 2005, the parent company had approximately $1.4 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. BlackRock, one of our majority-owned non-bank subsidiaries, also has access to public and private financing.

•	In March 2005, PNC issued two series of senior debt under PNC’s effective shelf registration statements. The first series consisted of $350 million of 4.2% Senior Notes due 2008 and the second series consisted of $350 million of 4.5% Senior Notes due 2010. The Senior Notes due 2008 were issued at a price of 99.953%, resulting in proceeds to PNC of approximately $350 million. The Senior Notes due 2010 were issued at a price of 99.774%, resulting in proceeds to PNC of approximately $349 million.

•	PNC issued $400 million of senior notes in December 2005 that mature in December 2010. These notes pay interest semiannually at a fixed rate of 5.125%.

None of the 2005 issuances outlined above are redeemable or subject to repayment at the option of the holder prior to maturity.

At December 31, 2005, we had unused capacity under effective shelf registration statements of approximately $1.6 billion of debt or equity securities.

During the fourth quarter of 2005, no parent company senior debt matured. As of December 31, 2005, there were $1.1 billion of parent company contractual obligations with maturities of less than one year.

See Note 13 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Commitments

The following tables set forth contractual obligations and various commitments representing required and potential cash outflows as of December 31, 2005.

Contractual Obligations

		Payment Due By Period
December 31, 2005-in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$16,361	$11,204	$3,153	$422	$1,582
Borrowed funds	16,897	10,132	1,629	1,624	3,512
Minimum annual rentals on noncancellable leases	998	152	255	197	394
Nonqualified pension and post retirement benefits	299	30	60	63	146
Purchase obligations (a)	374	143	130	50	51

Total contractual cash obligations	$34,929	$21,661	$5,227	$2,356	$5,685

(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

	Total Amounts Committed	Amount Of Commitment Expiration By Period
December 31, 2005-in millions		Less than one year	One to three years	Four to five years	After five years
Loan commitments	$40,178	$14,288	$16,649	$8,906	$335
Standby letters of credit	4,197	2,216	1,302	642	37
Other commitments (b)	5,262	4,009	1,080	169	4

Total commitments	$49,637	$20,513	$19,031	$9,717	$376

(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes standby bond repurchase agreements, liquidity facilities commitments and equity funding commitments related to equity management and affordable housing as well as BlackRock’s investment commitments, an obligation under an acquired management contract and purchase price contingencies related to the SSRM acquisition.

MARKET RISK MANAGEMENT OVERVIEW

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,

•	Private equity and other investments and activities whose economic values are directly impacted by market factors, and

•	Trading in fixed income products, equities, derivatives, and foreign exchange, as a result of customer activities, underwriting, and proprietary trading.

We have established enterprise-wide policies and methodologies to identify, measure, monitor, and report market risk. Market Risk Management provides independent oversight by monitoring compliance with these limits and guidelines, and reporting significant risks in the business to the Risk Committee of the Board.

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

ALM centrally manages interest rate risk subject to interest rate risk limits and certain policies approved by the Asset and Liability Committee (“ALCO”) and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the years ended December 31, 2005 and December 31, 2004 follow:

Interest Sensitivity Analysis

	Dec. 31 2005	Dec. 31 2004
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(.5)%	.6%
100 basis point decrease	.2%	(1.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(1.2)%	3.6%
100 basis point decrease	(1.1)%	(6.6)%
Duration of Equity Model
Base case duration of equity (in years):	.3	(1.5)
Key Period-End Interest Rates
One month LIBOR	4.39%	2.40%
Three-year swap	4.84%	3.66%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternative Rate Scenarios table reflects the percentage change in net interest income over the next two 12-month periods assuming either the PNC Economist’s most likely rate forecast or implied market forward rates which result in a flatter rate scenario. We are inherently sensitive to lower rates, combined with a flatter yield curve.

Net Interest Income Sensitivity To Alternative Rate Scenarios (as of December 31, 2005)

	PNC Economist	Market Forward
First year sensitivity	.1%	(.1)%
Second year sensitivity	2.7%	—

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

Over the last several years, we have taken steps to position our balance sheet to benefit from rising long-term interest rates. As a result of this program, we closed the year in an essentially rate-neutral position. Going forward, we believe that we have the deposit funding base and flexibility to change our investment profile to take advantage, where appropriate, of changing interest rates and to adjust to changing market conditions.

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

We use a variety of statistical and non-statistical measurements to assess the level of market risk arising from trading activities. We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. VaR offers a common measure to compare trading risk across portfolios with exposures to different types of market factors. As required under the Market Risk Amendment to the Basel Accord, we calculate risk-weighted capital for trading activities, which is driven by average VaR usage. For internal risk management purposes, we also estimate the amount of economic capital required by trading activities at a 99.9% level of confidence over a three-month horizon. This measure is driven by both average VaR usage and potential future usage based on portfolio VaR limits.

The Risk Committee of the Board establishes an enterprise-wide VaR limit on trading activities. VaR limits for individual business units are established by ALCO.

The following table shows VaR usage for 2005 by product type:

VaR Usage by Product Type

In millions	Min.	Max.	Avg.
Fixed Income	$4.1	$9.4	$6.4
Equity	.6	1.8	1.0
Foreign Exchange		.5	.2

Total	5.1	10.6	$7.6

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the full year of 2005, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for 2005, 2004 and 2003 was as follows:

Year end December 31 – in millions	2005	2004	2003
Net interest income (expense)	$9	$13	$(2)
Noninterest income	157	113	127

Total trading revenue	$166	$126	$125

Securities underwriting and trading	$19	$60	$82
Foreign exchange	39	31	25
Financial derivatives	108	35	18

Total trading revenue	$166	$126	$125

Average trading assets and liabilities consisted of the following:

Year ended - in millions	December 31 2005	December 31 2004	December 31 2003
Assets
Securities (a)	$1,850	$871	$152
Resale agreements (b)	663	166	70
Financial derivatives (c)	772	605	914

Total assets	$3,285	$1,642	$1,136

Liabilities
Securities sold short (d)	$993	$275	$120
Repurchase agreements and other borrowings (e)	1,044	249	249
Financial derivatives (f)	825	594	545

Total liabilities	$2,862	$1,118	$914

(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet And Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other assets.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations, and later-stage growth financings in a variety of industries. We have investments in affiliated and non-affiliated funds that make similar private equity investments. In addition, we have investments in non-affiliated funds that invest in early stage and technology companies. New commitments to all non-affiliated private equity funds will continue to be minimal. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is the worst-case value depreciation over one year within a 99.9% confidence level. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. Market Risk Management provides independent oversight of the valuation process.

Various PNC business units manage our private equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

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

At December 31, 2005, private equity investments carried at estimated fair value totaled $449 million compared with $470 million at December 31, 2004. As of December 31, 2005, approximately 38% of the amount is invested directly in a variety of companies and approximately 62% is invested in various limited partnerships. Private equity unfunded commitments totaled $78 million at December 31, 2005 compared with $119 million at December 31, 2004.

Additionally, in October 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million mezzanine fund, that will invest principally in subordinated debt securities with an equity component. Funding of this investment is expected to occur over a five-year period. The limited partnership will be consolidated for financial reporting purposes as PNC will have a 57% ownership interest.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. As of December 31, 2005, major investments of this type included low income housing tax credits and capitalized servicing rights for commercial mortgage loans. Other investments include BlackRock’s mutual funds, hedge funds, and CDOs for which the economic values could be driven by either the fixed-income market or the equity markets, or both.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

Accounting Hedges - Fair Value Hedging Strategies

We enter into interest rate and total return swaps, interest rate caps, floors and futures derivative contracts to hedge designated commercial mortgage loans held for sale, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

Accounting Hedges - Cash Flow Hedging Strategy

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are removed from accumulated other comprehensive income (loss) and are included in interest income. Any ineffectiveness of the strategy, as defined by our documented policies and procedures, is reported in interest income.

Free-Standing Derivatives

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, interest rate caps and floors, futures, swaptions, and foreign exchange and equity contracts. We manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer. For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.

Also included in free-standing derivatives are transactions that we enter into for risk management and proprietary purposes that are not designated as accounting hedges, primarily interest rate and basis swaps, interest rate caps and floors, credit default swaps, option contracts and certain interest rate-locked loan origination commitments as well as commitments to buy or sell mortgage loans.

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

Interest rate-lock commitments for, as well as commitments to buy or sell, mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on certain commercial mortgage interest rate lock commitments is economically hedged with pay-fixed interest rate swaps and forward sales agreements. These contracts mitigate the impact on earnings of exposure to a certain referenced rate.

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue from proprietary trading activities. These derivatives typically are based upon the change in value, due to changing credit spreads, of publicly-issued bonds.

We enter into risk participation agreements to share some of the credit exposure with other financial counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements. Agreements entered into prior to July 1, 2003 are considered financial guarantees. Agreements entered into after June 30, 2003 are considered free-standing derivatives.

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

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at December 31, 2005 and 2004. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating. The credit risk amounts of these derivatives as of December 31, 2005 and 2004 are presented in Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Financial Derivatives - 2005

	Notional Amount	Fair Value	Weighted Average Maturity	Weighted-Average Interest Rates
December 31, 2005 - dollars in millions				Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$2,926	$(9)	2 yrs. 10 mos.	4.75%	4.42%
Pay fixed	12		2 yrs. 1 mo.	3.68	4.77
Futures contracts	42		1 yr. 1 mo.	NM	NM

Total asset rate conversion	2,980	(9)

Liability rate conversion
Interest rate swaps (a)
Receive fixed	5,345	84	6 yrs. 5 mos.	4.87	5.37

Total liability rate conversion	5,345	84

Total interest rate risk management	8,325	75

Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	251	(4)	10 yrs. 9 mos.	5.05	4.88
Pay total return swaps designated to loans held for sale (a)	250	(2)	1 mo.	NM	4.37

Total commercial mortgage banking risk management	501	(6)

Total accounting hedges (b)	$8,826	$69

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$43,868	$34	4 yrs. 2 mos.	4.69%	4.69%
Caps/floors
Sold	1,710	(4)	1 yr. 11 mos.	NM	NM
Purchased	1,446	3	11 mos.	NM	NM
Futures	2,570		10 mos.	NM	NM
Foreign exchange	4,687	4	5 mos.	NM	NM
Equity	2,744	(79)	1 yr. 6 mos.	NM	NM
Swaptions	2,559	(1)	8 yrs. 11 mos.	NM	NM
Other	230	1	10 yrs. 8 mos.	NM	NM

Total customer-related	59,814	(42)

Other risk management and proprietary
Interest rate
Swaps	2,369	1	4 yrs. 11 mos.	4.56%	4.65%
Basis swaps	756	1	6 yrs. 10 mos.	4.14	4.85
Pay fixed swaps	2,474	(2)	7 yrs. 7 mos.	4.37	4.57
Caps/floors
Sold	2,000	(10)	2 yrs. 7 mos.	NM	NM
Purchased	2,310	14	2 yrs. 10 mos.	NM	NM
Futures	10,901	2	1 yr. 2 mos.	NM	NM
Credit derivatives	1,353		4 yrs. 7 mos.	NM	NM
Risk participation agreements	461		3 yrs. 11 mos.	NM	NM
Commitments related to mortgage-related assets	1,695	1	2 mos.	NM	NM
Options
Futures	33,384	3	5 mos.	NM	NM
Swaptions	15,440	30	7 yrs. 7 mos.	NM	NM
Other	24	4	4 mos.	NM	NM

Total other risk management and proprietary	73,167	44

Total free-standing derivatives	$132,981	$2

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 67% were based on 1-month LIBOR, 33% on 3-month LIBOR.
(b)	Fair value amounts include accrued interest of $81 million.
NM	Not meaningful

Financial Derivatives - 2004

	Notional Amount		Weighted Average Maturity	Weighted- Average Interest Rates
December 31, 2004 - dollars in millions		Fair Value		Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$360	$(1)	5 yrs. 1 mo.	3.97%	3.72%
Pay fixed	12		3 yrs. 1 mo.	3.68	3.69
Interest rate caps (b)	4		5 yrs. 3 mos.	NM	NM
Futures contracts	124		2 yrs.	NM	NM

Total asset rate conversion	500	(1)

Liability rate conversion
Interest rate swaps (a)
Receive fixed	3,745	215	7 yrs. 5 mos.	4.12	5.64

Total interest rate risk management	4,245	214

Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	195	(4)	10 yrs. 4 mos.	4.79	4.66
Pay total return swaps designated to loans held for sale (a)	75	(1)		NM	1.98

Total commercial mortgage banking risk management	270	(5)

Total accounting hedges (c)	$4,515	$209

Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$32,339	$18	3 yrs. 9 mos.	3.91%	3.90%
Caps/floors
Sold	698	(8)	3 yrs. 8 mos.	NM	NM
Purchased	452	7	2 yrs. 5 mos.	NM	NM
Futures	3,014	1	1 yr.	NM	NM
Foreign exchange	7,245	10	6 mos.	NM	NM
Equity	2,186	(29)	2 yrs. 4 mos.	NM	NM
Swaptions	644		17 yrs. 11mos.	NM	NM
Other	330	1	10 yrs. 9 mos.	NM	NM

Total customer-related	46,908

Other risk management and proprietary
Interest rate
Swaps	4,347	(2)	7 yrs. 10 mos.	4.29	4.30
Basis swaps	1,064	2	1 yr. 1 mo.	3.04	3.15
Pay fixed swaps	1,204	(10)	10 yrs. 7 mos.	4.37	4.41
Futures	9,329		2 yrs. 4 mos.	NM	NM
Credit derivatives	359	(4)	4 yrs. 5 mos.	NM	NM
Risk participation agreements	230		6 yrs. 8 mos.	NM	NM
Commitments related to mortgage-related assets	782	1	2 mos.	NM	NM
Options
Eurodollar	27,750	2	4 mos.	NM	NM
Treasury notes/bonds	890	(2)	2 mos.	NM	NM
Swaptions	9,589	(1)	5 yrs. 10 mos.	NM	NM
Other	45		4 mos.	NM	NM

Total other risk management and proprietary	55,589	(14)

Total free-standing derivatives	$102,497	$(14)

(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of a notional amount, 38% were based on 1-month LIBOR, 62% on 3-month LIBOR.
(b)	Interest rate caps with a notional amount of $4 million require the counterparty to pay the Corporation the excess, if any, of the Prime Rate over a weighted-average strike of 5.03%. At December 31, 2004, the Prime Rate was 5.25%.
(c)	Fair value amounts include accrued interest of $45 million.
NM	Not meaningful

2004 VERSUS 2003

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Consolidated net income for 2004 was $1.197 billion or $4.21 per diluted share compared with $1.001 billion or $3.55 per diluted share for 2003.

Results for 2004 reflected the impact of charges totaling $49 million after taxes, or $.17 per diluted share, related to the BlackRock LTIP as described under “2002 BlackRock Long-Term Retention and Incentive Plan” in Item 7 of this Report.

Results for 2003 included expenses totaling $87 million after taxes, or $.31 per diluted share, in connection with the agreement with the United States Department of Justice (“DOJ”), including related legal and consulting costs. Net income for 2003 also included the cumulative effect of a change in accounting principle that negatively impacted earnings by $28 million, or $.10 per diluted share.

Net Interest Income

Net interest income was $1.969 billion for 2004 compared with $1.996 billion for 2003. Net interest income on a taxable-equivalent basis was $1.989 billion in 2004, a decline of $17 million, or 1%, compared with 2003. The net interest margin was 3.22% for 2004, a decline of 42 basis points compared with 2003. The continued low interest rate environment, a decline in loan yields that significantly exceeded the decrease in average rates paid on deposits, and sales and maturities of securities that were replaced at lower yields all contributed to a lower net interest margin compared with 2003. The impact of the United National acquisition in the first quarter of 2004 partially offset these factors.

Provision For Credit Losses

The provision for credit losses was $52 million for 2004 compared with $177 million for 2003. The significant decline in the provision for credit losses compared with 2003 was primarily due to the overall improvement in the credit quality of the loan portfolio during 2004. This improved credit quality reflected a 46% decline in nonperforming loans since December 31, 2003 and a reduction in problems related to performing credits. The favorable impact of these factors on the provision was partially offset by the impact of overall loan growth in 2004.

Noninterest Income

Noninterest income was $3.563 billion for 2004 compared with $3.257 billion for 2003, an increase of $306 million, or 9%.

Higher noninterest income in 2004 reflected the following:

•	An increase of $188 million, or 12%, in asset management and fund servicing fees combined,

•	Equity management (private equity activities) net gains of $67 million in 2004 compared with net losses of $25 million in the prior year,

•	Pretax gains totaling $47 million from two sale transactions that occurred during the first half of 2004 as described in the analysis of other noninterest income below, and

•	The impact of the addition of United National’s business, which contributed approximately $21 million of noninterest income during 2004.

Lower net securities gains, lower trading revenue and lower gains from loan sales partially offset the impact of these positive factors in the comparison with 2003.

Additional Analysis

Combined asset management and fund servicing fees totaled $1.811 billion for 2004, an increase of $188 million compared with 2003. This increase reflected growth in assets managed and serviced, partially due to improved equity market conditions that began in 2003 and continued into 2004.

Consolidated assets under management were $383 billion at December 31, 2004, an increase of $29 billion from December 31, 2003, primarily due to growth in assets managed by BlackRock. PFPC provided fund accounting/administration services for $721 billion of net fund assets at December 31, 2004 compared with $654 billion at December 31, 2003. PFPC also provided custody services for $451 billion of fund assets at December 31, 2004, an increase of $50 billion from the prior year-end. Net new business, comparatively improved equity market conditions and asset inflows from existing clients all contributed to the increases in the PFPC statistics.

Service charges on deposits totaled $252 million for 2004, an increase of $13 million or 5% compared with 2003. Additional checking relationships, which increased 8% as of December 31, 2004, drove the improvement in this area.

Brokerage fees totaled $219 million for 2004 and $184 million for 2003. The 19% increase compared with 2003 reflected higher non-trading, fee-based brokerage revenue.

Consumer services fees grew 5% in 2004, to $264 million, compared with the prior year. Higher fees for 2004 were partially due to additional fees from debit card transactions that reflected higher volumes, including the impact of United National customers, partially offset by the impact of the sale of certain out-of-footprint ATMs.

Visa settled litigation in 2003 with major retailers regarding pricing and usage of customer debit cards. The settlement effectively lowered prices paid by merchants to Visa and its member banks beginning August 1, 2003. Although PNC was not a defendant in the litigation, the settlement lowered future revenue from certain types of debit card transactions. The lost revenue impact to PNC in 2004 was approximately $10 million and for 2003 was approximately $6 million.

Corporate services revenue was $493 million for 2004, a decline of $13 million or 3% compared with 2003. Net gains in excess of valuation adjustments related to our liquidation of institutional loans held for sale are reflected in this line item and totaled $52 million for 2004 compared with $69 million for 2003. Higher fees related to an increase in commercial mortgage servicing activities and higher letters of credit fees partially offset the decline in net gains on institutional loans held for sale compared with the prior year.

Equity management net gains on portfolio investments totaled $67 million for 2004 compared with net losses of $25 million for 2003.

Net securities gains were $55 million in 2004 compared with $116 million in 2003. Net securities gains for 2003 included $25 million related to the liquidation that year of the three entities formed in 2001 in the PAGIC transactions.

Noninterest revenue from trading activities totaled $113 million for 2004 and $127 million for 2003. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Item 7.

Other noninterest income totaled $289 million for 2004, an increase of $53 million or 22% compared with 2003. Other noninterest income typically fluctuates from year to year depending on the nature and magnitude of transactions completed. Other noninterest income for 2004 included the following:

•	A $34 million pretax gain related to the sale of our modified coinsurance contracts as described under DIG B36 Impact on 2003 Results and 2004 Sale of Modified Coinsurance Contracts below, and

•	A $13 million pretax gain recognized during the second quarter of 2004 in connection with BlackRock’s sale of its interest in Trepp LLC.

In addition to these items, the increase in other noninterest income for 2004 compared with the prior year included the recognition of $25 million of private equity dividends in 2004 and the comparative impact of $12 million related to the mid-2003 adoption of FIN 46.

Partially offsetting the impact of these items on other noninterest income was a $7 million decline in leasing revenue resulting from the 2004 sale of our vehicle leasing.

DIG B36 IMPACT ON 2003 RESULTS AND 2004 SALE OF MODIFIED COINSURANCE CONTRACTS

As required by the FASB, effective October 1, 2003 we adopted the provisions of Derivatives Implementation Group Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“DIG B36”), for our annuity coinsurance agreements. Our initial adoption of the provisions of DIG B36 to existing coinsurance agreements as of October 1, 2003 was reported in our Consolidated Income Statement as the cumulative effect of an accounting change and reduced both fourth quarter and full year 2003 net income by $28 million, or $.10 per diluted share. Subsequent to initial adoption, other noninterest income increased by $8 million in the fourth quarter of 2003 as a result of DIG B36.

During the first quarter of 2004, we recognized a $34 million pretax gain on the sale of our modified coinsurance contracts. We continue to sell various annuity products from which we earn commission income as further described under Product Revenue in Item 7 of this Report.

Noninterest Expense

Total noninterest expense was $3.735 billion for 2004, an increase of $259 million or 7% compared with $3.476 billion in 2003. The efficiency ratio was 68% for 2004 and 66% for 2003.

Noninterest expense for 2004 included the following:

•	Pretax charges totaling $110 million, including $96 million recorded in the third quarter, associated with the BlackRock LTIP;

•	Costs totaling approximately $78 million resulting from the United National acquisition, including approximately $11 million of conversion-related and other nonrecurring costs; and

•	A $22 million reduction in the benefit of accretion related to a discounted PFPC client contract liability that ended during the second quarter of 2004.

In addition to these items, the increase in noninterest expense for 2004 compared with 2003 included the impact of the following items, which had no effect on 2004 consolidated net income:

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

Apart from the items described above, noninterest expense for 2004 increased $174 million compared with 2003. Higher expenses in 2004 were primarily attributable to higher sales-based compensation, stock-based incentive compensation and marketing costs. These charges more than offset the benefit of lower pension expense in the comparison and an $87 million incremental benefit in 2004 from efficiency initiatives.

Effective Tax Rate

Our effective tax rate for 2004 was 30.8% compared with 33.7% for 2003. The decrease in the effective tax rate in 2004 was primarily attributable to the following:

•	A reduced state and local tax expense due to tax benefits of $18 million recorded in connection with New York state and city audits, principally associated with BlackRock, and

•	A $14 million reduction in income tax expense following our determination in the third quarter of 2004 that we no longer required an income tax reserve related to bank-owned life insurance.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $7.2 billion, or 20%, as of December 31, 2004 compared with December 31, 2003. The increase in total loans reflected the following:

•	Home equity loans increased $2.9 billion, reflecting organic growth and the purchase of approximately $660 million of home equity loans in early 2004,

•	Demand for commercial loans grew during the year, reflected in the $2.4 billion increase in this loan category, and

•	Automobile and other consumer loans combined increased $.8 billion.

The favorable impact of these factors on our loan balances was partially offset by the effect of the sale of the vehicle leasing portfolio in 2004. We added $1.9 billion of loans with the United National acquisition in 2004, as reflected in various loan categories.

Securities

Total securities at December 31, 2004 were $16.8 billion compared with $15.7 billion at December 31, 2003. Securities represented 21% of total assets at December 31, 2004 compared with 23% at December 31, 2003. The increase in total securities compared with December 31, 2003 was primarily due to increases in U.S. Treasury and government agencies and mortgage-backed securities, partially offset by declines in commercial mortgage-backed and asset- backed securities.

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

Loans Held For Sale

Education loans held for sale totaled $1.1 billion at December 31, 2004, and $1.0 billion at December 31, 2003 and represented the majority of our loans held for sale at each date. Loans held for sale remaining from our 2001 institutional lending repositioning totaled $5 million at December 31, 2004 and $70 million at December 31, 2003.

Asset Quality

Nonperforming assets were $175 million at December 31, 2004, a decline of $153 million from December 31, 2003. The decline in nonperforming assets reflected the significant improvement in overall asset quality during 2004. The ratio of nonperforming assets to total loans, loans held for sale and foreclosed assets was .39% at December 31, 2004 compared with .87% at December 31, 2003. The allowance for loan and lease losses was $607 million and represented 1.40% of total loans and 424% of nonperforming loans at December 31, 2004. The comparable amounts were $632 million, 1.74% and 238%, respectively, at December 31, 2003.

Funding Sources

Total funding sources were $65.2 billion at December 31, 2004 and $56.7 billion at December 31, 2003, an increase of $8.5 billion. This increase reflected the impact of the following 2004 developments:

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

Shareholders’ Equity

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

Regulatory capital ratios at December 31, 2004 were 7.6% for leverage, 9.0% for tier 1 risk-based and 13.0% for total risk-based capital. The regulatory capital ratios were 8.2% for leverage, 9.5% for tier 1 risk-based and 13.8% for total risk-based capital at December 31, 2003.

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

Basis point - One hundredth of a percentage point.

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

Economic capital - Represents the amount of resources that a business segment should hold to guard against potentially large losses that could cause insolvency. It is based on a measurement of economic risk, as opposed to risk as defined by regulatory bodies. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, consistent with an institution’s target credit rating. As such, economic risk serves as a “common currency” of risk that allows an institution to compare different risks on a similar basis.

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

GAAP - Accounting principles generally accepted in the United States of America.

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

Operating leverage - The period to period percentage change in total revenue less the percentage change in noninterest expense. A positive percentage indicates that revenue growth exceeded expense growth (i.e., positive operating leverage) while a negative percentage implies expense growth exceeded revenue growth (i.e., negative operating leverage).

Options - Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a period or at a specified date in the future.

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

Swaptions – Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to enter into an interest rate swap agreement during a period or at a specified date in the future.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding these factors elsewhere in this Report, including in the Risk Factors and Risk Management sections. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed elsewhere in this Report or in our other filings with the SEC.

•	Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing economic conditions.

•	The value of our assets and liabilities, as well as our overall financial performance, are affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our ability to implement our One PNC initiative, as well as other business initiatives and strategies we may pursue, could affect our financial performance over the next several years.

•	Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing. These uncertainties are present in transactions such as the pending acquisition by BlackRock of Merrill Lynch’s investment management business and continue to be present with respect to the integration of Riggs National Corporation.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These developments could include (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension and the protection of confidential customer information; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands. The adequacy of our intellectual property protection, and the extent of any costs associated with obtaining rights in intellectual property claimed by others, can also impact our business and operating results.

•	Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 3, 2006

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2005	2004	2003
Interest Income
Loans	$2,669	$2,043	$1,962
Securities available for sale and held to maturity	822	568	581
Other	243	141	169

Total interest income	3,734	2,752	2,712

Interest Expense
Deposits	981	484	457
Borrowed funds	599	299	259

Total interest expense	1,580	783	716

Net interest income	2,154	1,969	1,996
Provision for credit losses	21	52	177

Net interest income less provision for credit losses	2,133	1,917	1,819

Noninterest Income
Asset management	1,443	994	861
Fund servicing	870	817	762
Service charges on deposits	273	252	239
Brokerage	225	219	184
Consumer services	287	264	251
Corporate services	511	493	506
Equity management gains (losses)	96	67	(25)
Net securities gains (losses)	(41)	55	116
Trading	157	113	127
Other	341	289	236

Total noninterest income	4,162	3,563	3,257

Noninterest Expense
Compensation	2,061	1,755	1,480
Employee benefits	332	309	324
Net occupancy	313	267	282
Equipment	296	290	276
Marketing	106	87	64
Other	1,225	1,027	1,050

Total noninterest expense	4,333	3,735	3,476

Income before minority and noncontrolling interests and income taxes	1,962	1,745	1,600
Minority and noncontrolling interests in income of consolidated entities	33	10	32
Income taxes	604	538	539

Income before cumulative effect of accounting change	1,325	1,197	1,029
Cumulative effect of accounting change (less applicable income tax benefit of $14)			(28)

Net income	$1,325	$1,197	$1,001

Earnings Per Common Share
Before cumulative effect of accounting change
Basic	$4.63	$4.25	$3.68
Diluted	$4.55	$4.21	$3.65
From net income
Basic	$4.63	$4.25	$3.58
Diluted	$4.55	$4.21	$3.55

Average Common Shares Outstanding
Basic	286	281	280
Diluted	290	284	281

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31
In millions, except par value	2005	2004
Assets
Cash and due from banks	$3,518	$3,230
Federal funds sold and resale agreements	350	1,635
Other short-term investments, including trading securities	2,543	1,848
Loans held for sale	2,449	1,670
Securities available for sale and held to maturity	20,710	16,761
Loans, net of unearned income of $835 and $902	49,101	43,495
Allowance for loan and lease losses	(596)	(607)

Net loans	48,505	42,888
Goodwill	3,606	3,001
Other intangible assets	860	354
Other	9,413	8,336

Total assets	$91,954	$79,723

Liabilities
Deposits
Noninterest-bearing	$14,988	$12,915
Interest-bearing	45,287	40,354

Total deposits	60,275	53,269
Borrowed funds
Federal funds purchased	4,128	219
Repurchase agreements	1,691	1,376
Bank notes and senior debt	3,875	2,383
Subordinated debt	4,469	4,050
Commercial paper	10	2,251
Other borrowed funds	2,724	1,685

Total borrowed funds	16,897	11,964
Allowance for unfunded loan commitments and letters of credit	100	75
Accrued expenses	2,770	2,406
Other	2,759	4,032

Total liabilities	82,801	71,746

Minority and noncontrolling interests in consolidated entities	590	504

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,358	1,265
Retained earnings	9,023	8,273
Deferred compensation expense	(59)	(51)
Accumulated other comprehensive loss	(267)	(54)
Common stock held in treasury at cost: 60 and 70 shares	(3,256)	(3,724)

Total shareholders’ equity	8,563	7,473

Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$91,954	$79,723

(a)	Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Common Stock
Balance at January 1, 2003 (a)	285	$1,764	$1,101	$7,187	$(9)	$321	$(3,505)	$6,859
Net income				1,001				1,001
Net unrealized securities losses						(176)		(176)
Net unrealized losses on cash flow hedge derivatives						(87)		(87)
Other						2		2

Comprehensive income								740

Cash dividends declared
Common				(545)				(545)
Preferred				(1)				(1)
Treasury stock activity	(8)		(1)				(395)	(396)
Tax benefit of stock option plans			6					6
Stock options granted			12					12
Subsidiary stock transactions			(10)					(10)
Deferred compensation expense					(20)			(20)

Balance at December 31, 2003 (a)	277	1,764	1,108	7,642	(29)	60	(3,900)	6,645

Net income				1,197				1,197
Net unrealized securities losses						(69)		(69)
Net unrealized losses on cash flow hedge derivatives						(42)		(42)
Other						(3)		(3)

Comprehensive income								1,083

Cash dividends declared
Common				(565)				(565)
Preferred				(1)				(1)
Treasury stock activity	6		116				176	292
Tax benefit of stock option plans			15					15
Stock options granted			22					22
Subsidiary stock transactions			4					4
Deferred compensation expense					(22)			(22)

Balance at December 31, 2004 (a)	283	1,764	1,265	8,273	(51)	(54)	(3,724)	7,473

Net income				1,325				1,325
Net unrealized securities losses						(174)		(174)
Net unrealized losses on cash flow hedge derivatives						(32)		(32)
Other						(7)		(7)

Comprehensive income								1,112

Cash dividends declared
Common				(574)				(574)
Preferred				(1)				(1)
Treasury stock activity	10		61				468	529
Tax benefit of stock option plans			7					7
Stock options granted			30					30
Subsidiary stock transactions			(5)					(5)
Deferred compensation expense					(8)			(8)

Balance at December 31, 2005 (a)	293	$1,764	$1,358	$9,023	$(59)	$(267)	$(3,256)	$8,563

(a)	Our preferred stock outstanding as of December 31, 2005, 2004, and 2003 and January 1, 2003 was less than $.5 million at each date and, therefore, is excluded from this presentation.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2005	2004	2003
Operating Activities
Net income	$1,325	$1,197	$1,001
Cumulative effect of accounting change			28

Income before cumulative effect of accounting change	1,325	1,197	1,029
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities
Provision for credit losses	21	52	177
Depreciation, amortization and accretion	375	302	289
Deferred income taxes	1	(194)	216
Securities transactions	41	(55)	(116)
Valuation adjustments	(6)	(37)	(40)
Net change in
Loans held for sale	(680)	(265)	348
Other short-term investments	(613)	(1,191)	33
Other	(1,140)	654	(230)

Net cash (used) provided by operating activities	(676)	463	1,706

Investing Activities
Net change in
Loans	(187)	(3,202)	338
Federal funds sold and resale agreements	1,775	241	1,029
Repayment of securities	4,261	4,297	6,181
Sales
Securities	13,304	14,206	11,514
Loans	7	125	3
Foreclosed and other nonperforming assets	20	23	16
Purchases
Securities	(21,484)	(18,094)	(19,744)
Loans	(2,746)	(2,741)	(1,530)
Cash received from divestitures	26	512	53
Net cash paid for acquisitions	(530)	(299)	(63)
Other	(242)	(261)	(495)

Net cash used by investing activities	(5,796)	(5,193)	(2,698)

Financing Activities
Net change in
Noninterest-bearing deposits	(280)	1,023	942
Interest-bearing deposits	3,538	4,724	(683)
Federal funds purchased	3,908		131
Repurchase agreements	5	265	267
Commercial paper	(2,241)	25	2,226
Other short-term borrowed funds	(404)	775	(1,349)
Sales/issuances
Bank notes and senior debt	2,285	500
Subordinated debt	494	504	894
Other long-term borrowed funds	1,641	464	1,496
Common stock	220	159	134
Repayments/maturities
Bank notes and senior debt	(755)	(900)	(1,555)
Subordinated debt	(351)	(200)	(434)
Other long-term borrowed funds	(559)	(1,489)	(163)
Acquisition of treasury stock	(166)	(292)	(601)
Cash dividends paid	(575)	(566)	(546)

Net cash provided by financing activities	6,760	4,992	759

Net Increase (Decrease) In Cash And Due From Banks	288	262	(233)
Cash and due from banks at beginning of period	3,230	2,968	3,201

Cash and due from banks at end of period	$3,518	$3,230	$2,968

Cash Paid For
Interest	$1,515	$782	$736
Income taxes	504	486	165
Non-cash Items
Transfer from (to) loans to (from) loans held for sale, net	93	(32)	101
Transfer from loans to other assets	16	22	16
Exchange of subordinated debt for investments			27

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

We are one of the largest diversified financial services companies in the United States, operating businesses engaged in:

•	Retail banking,

•	Corporate & institutional banking,

•	Asset management, and

•	Global fund processing services.

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

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. We prepared these statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform with the 2005 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

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

We consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we generally record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 3 Variable Interest Entities for more information about non-consolidated VIEs in which we hold a significant interest.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition, and we include the results of operations of an acquired business in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the purchase price over the estimated fair value of the net assets acquired.

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

We also earn revenue from selling loans and securities, and we recognize income or loss from certain private equity activities. We also earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,

•	Selling various insurance products,

•	Providing treasury management services,

•	Providing mergers and acquisitions advisory and related services, and

•	Participating in certain capital markets transactions.

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

We recognize asset management and fund servicing fees primarily as the services are performed. Asset management fees are primarily based on a percentage of the fair value of the assets under management and performance fees are primarily based on a percentage of the returns on such assets. Certain performance fees are earned upon attaining specified investment return thresholds and are recorded as earned. Fund servicing fees are primarily based on a percentage of the fair value of the fund assets and the number of shareholder accounts we service.

We recognize revenue from the sale of loans upon closing of the transaction. We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest. Dividend income from private equity investments is generally recognized when received.

In certain circumstances, revenue is reported net of associated expenses in accordance with applicable accounting guidance and industry practice.

CASH AND CASH EQUIVALENTS

Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes.

INVESTMENTS

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•	Marketability of the investment,

•	Ownership interest,

•	Our plans for the investment, and

•	The nature of the investment.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based upon available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments in the consolidated balance sheet in other assets. Changes in the fair value of these assets are recognized in noninterest income.

We consolidate private equity investments when we are the sole general partner in a limited partnership and have determined that we have control of the partnership.

Equity Securities and Partnership Interests

We account for equity investments other than private equity investments under one of the following methods:

•	Marketable equity securities are recorded on a trade-date basis and are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that we have determined to be other than temporary are recognized in the period that the determination is made.

•

Investments in nonmarketable equity securities are recorded using the cost or equity method of accounting. The cost method is used for those investments in which we do not have significant influence over the investee. Under this method, there is no change to the cost basis unless there is an other-than-temporary decline in value. If the decline is determined to be other than temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in noninterest income in the period the determination is made. Distributions received from income on cost method investments are included in interest or noninterest income depending on the type of investment. We use the equity method for those investments in which we have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of the net income or loss of the investee in noninterest income. We include nonmarketable equity securities in other assets in the consolidated balance sheet.

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

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as securities and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Gains and losses on these securities are included in noninterest income. Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Other-than-temporary declines in the fair value of available for sale debt securities are recognized as a securities loss included in noninterest income in the period in which the determination is made. We review for impairment all debt securities that are in an unrealized loss position on a quarterly basis.

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in net interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

LOANS AND COMMITMENTS HELD FOR SALE

We designate loans and related loan commitments as held for sale when we have a positive intent to sell them. We transfer loans and commitments to the loans held for sale category at the lower of cost or fair market value. At the time of transfer, related write-downs on the loans and commitments are recorded as charge-offs or as a separate liability. We establish a new cost basis upon transfer and recognize any subsequent lower of cost or market adjustment as a valuation allowance with charges included in noninterest income. Gains or losses on the actual sale of these loans are also included in noninterest income.

We apply the lower of cost or market analysis on pools of homogeneous loans and commitments on a net aggregate basis. For non-homogeneous loans and commitments, we do this analysis on an individual loan and commitment basis.

Interest income with respect to loans held for sale other than those in nonaccrual status is accrued based on the principal amount outstanding.

In certain circumstances, loans and commitments designated as held for sale may be later transferred back to the loan portfolio based on a change in strategy to retain the credit exposure to those customers. We transfer these loans and commitments to the portfolio at the lower of cost or market value.

LOANS AND LEASES

Loans are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest income related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and credited to net interest income as earned. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to income, over periods not exceeding the contractual life of the loan, using methods that approximate the interest method.

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

We classify other securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interest is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected as a charge to earnings. We recognize other adjustments to the fair market value of retained interests classified as securities through accumulated other comprehensive income or loss.

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans,

•	Troubled debt restructurings,

•	Nonaccrual loans held for sale, and

•	Foreclosed assets.

Other than consumer loans, we generally classify loans and loans held for sale as nonaccrual when we determine that the collection of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more and the loans are not well-secured or in the process of collection. When the accrual of interest is discontinued, accrued but uncollected interest credited to income in the current year is reversed and unpaid interest accrued in the prior year, if any, is charged against the allowance for loan and lease losses. We charge-off loans other than consumer loans based on the facts and circumstances of the individual loan.

Consumer loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. We charge-off these loans based on the facts and circumstances of the individual loan.

For consumer loans not well-secured or in the process of collection, we classify home equity loans as nonaccrual at 120 days past due and home equity lines of credit as nonaccrual at 180 days past due and record them at the lower of cost or market value, less liquidation costs. These consumer loans are generally charged-off in the month they become 120 days past due for closed-end loans and 180 days past due for revolving lines of credit.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the allowance for loan and lease losses at a level that we believe to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against operating results, and decreased by the amount of charge-offs, net of recoveries. Our determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Expected default probabilities,

•	Loss given default,

•	Exposure at default,

•	Amounts and timing of expected future cash flows on impaired loans,

•	Value of collateral,

•	Estimated losses on consumer loans and residential mortgages, and

•	Amounts for changes in economic conditions and potential estimation or judgmental errors.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts are detailed in Note 23 Fair Value of Financial Instruments.

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

We purchase, as well as internally develop and customize, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods ranging from one to five years.

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

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges, and minimum pension liability adjustments. Details of each component are included in Note 22 Other Comprehensive Income.

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

We recognize all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.

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

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified in interest income in the same period or periods during which the hedged transaction affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately as a charge to earnings.

We discontinue hedge accounting when it is determined that the derivative is no longer an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in other comprehensive income up to the date of sale, termination or de-designation continues to be reported in other comprehensive income until the forecasted transaction affects earnings.

We did not terminate any cash flow hedges in 2005, 2004 or 2003 due to a determination that a forecasted transaction was no longer likely to occur.

We occasionally purchase or originate financial instruments that contain an embedded derivative. At the inception of the transaction we assess if economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet these three conditions, the embedded derivative would qualify as a derivative instrument and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings.

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). We also enter into commitments to purchase mortgage loans (purchase commitments). Both interest rate lock commitments and purchase commitments on mortgage loans that will be held for resale are accounted for as free-standing derivatives. Interest rate lock commitments and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities. Fair value of interest rate lock commitments and purchase commitments is determined as the change in value that occurs after the inception of the commitment considering the projected security price, fees collected from the borrower and costs to originate, adjusted for anticipated fallout risk. We recognize the gain or loss from the change in fair value of these derivatives in trading noninterest income.

INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that we expect will apply at the time when we believe the differences will reverse.

EARNINGS PER COMMON SHARE

We calculate basic earnings per common share by dividing net income adjusted for preferred stock dividends declared by the weighted-average number of shares of common stock outstanding.

Diluted earnings per common share is based on net income available to common stockholders. We increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when we expect such adjustments to dilute earnings per common share.

STOCK-BASED COMPENSATION

Our stock-based employee compensation plans are described in Note 18 Stock-Based Compensation Plans.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for 2005, 2004 and 2003 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard.

The following table shows the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Year ended December 31
In millions, except for per share data	2005	2004	2003
Net income	$1,325	$1,197	$1,001
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	54	33	21
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(60)	(50)	(54)

Pro forma net income	$1,319	$1,180	$968

Earnings per share
Basic-as reported	$4.63	$4.25	$3.58
Basic-pro forma	4.60	4.19	3.46

Diluted-as reported	$4.55	$4.21	$3.55
Diluted-pro forma	4.52	4.15	3.44

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” that permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS 155 is effective for all instruments acquired or issued as of the first fiscal year beginning after September 15, 2006 and may be applied to certain other financial instruments held prior to the adoption date. Earlier adoption is permitted as of the beginning of an entity’s fiscal year providing the entity has not yet issued financial statements. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP clarified and reaffirmed existing guidance as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Certain disclosures about unrealized losses on available for sale debt and equity securities that have not been recognized as other-than-temporary impairments are required under FSP 115-1. The FSP is effective for fiscal years beginning after December 15, 2005. As the FSP reaffirms existing guidance, we do not expect this FSP to have a significant impact on our consolidated financial statements. At December 31, 2005, the total unrealized losses in the securities available for sale portfolio was $373 million compared with total unrealized losses of $125 million at December 31, 2004.

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 provides that the general partner(s) is presumed to control the limited partnership, unless the limited partners possess either substantive participating rights or the substantive ability to dissolve the limited partnership or otherwise remove the general partner(s) without cause (“kick-out rights”). Kick-out rights are substantive if they can be exercised by a simple majority of the limited partners voting interests. The guidance applies to limited partnerships formed or modified after June 29, 2005, and to existing limited partnerships no later than January 1, 2006. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. In April 2005, the SEC issued a rule which delayed the required effective date to the beginning of an entity’s fiscal year which begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006, using the modified prospective method of transition. This method requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. In November, 2005 the FASB issued FSP No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a transition election for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R which may be made up to one year from the initial adoption of SFAS 123R. Based on our review of the provisions of SFAS 123R and because we previously adopted the fair value recognition provisions of SFAS 123 on January 1, 2003, we do not expect the adoption of the revised standard to have a significant impact on our consolidated financial statements.

The American Jobs Creation Act of 2004 (the “AJCA”) created a one-time opportunity for US companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. To qualify for this deduction, repatriation of foreign earnings was to be completed by December 31, 2005. In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which requires that the total effect on income tax expense be disclosed in the enterprise’s financial statements for the period when the evaluation is completed. The impact of the foreign earnings repatriation provision of the AJCA on our consolidated financial statements is discussed in Note 20 Income Taxes.

Also in December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 amends the APB 29 exception to fair value measurement for nonmonetary exchanges to apply only to those exchanges which lack commercial substance, as defined in the standard. SFAS 153 was effective for nonmonetary asset exchanges that we entered into on or after July 1, 2005. The application of this guidance did not have a material impact on our consolidated financial statements in 2005.

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the federal subsidy and other provisions of The Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP 106-2 in the third quarter of 2004. See Note 17 Employee Benefit Plans for additional information.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans or debt securities acquired in a transfer if those differences relate, at least in part, to a deterioration of credit quality. SOP 03-3 prohibits companies from carrying over valuation allowances in the initial accounting for such loans and limits the yield that may be accreted to the excess of undiscounted expected cash flows over the initial investment in the loan. Decreases in expected cash flows are recognized as impairment and increases are recognized prospectively through an adjustment of the loan yield. SOP 03-3 was effective for loans and debt securities acquired by PNC on or after January 1, 2005. Application of this guidance did not have a significant effect on our financial condition or results of operations in 2005.

NOTE 2 ACQUISITIONS

2005 ACQUISITIONS

SSRM HOLDINGS, INC.

Effective January 31, 2005, our majority-owned subsidiary, BlackRock, closed the acquisition of SSRM Holdings, Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors Inc., from MetLife, Inc. (“MetLife”) for an adjusted purchase price of approximately $265 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock valued at $37 million. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors. Substantially all of SSRM’s operations were integrated into BlackRock as of the closing date. BlackRock acquired assets under management totaling $50 billion in connection with this transaction.

The stock purchase agreement for the SSRM transaction provides for an additional payment to MetLife of up to $75 million based on BlackRock achieving specified retention levels of assets under management and run-rate revenue for the year ended January 31, 2006. Based on assets under management levels and run-rate revenue as of January 31, 2006, the additional liability on this contingency is $50 million. In addition, the stock purchase agreement provides for two other contingent payments. MetLife will receive 32.5% of any performance fees earned, as of March 31, 2006, on a certain large institutional real estate client. As of December 31, 2005, no performance fees had been earned on this institutional real estate client as the measurement date had not concluded. In addition, on the fifth anniversary of the closing of the SSRM transaction, MetLife could receive an additional payment up to a maximum of $10 million based on BlackRock’s retained assets under management associated with the MetLife defined benefit and defined contribution plans.

As of December 31, 2005, BlackRock was unable to estimate the potential obligations under these contingent payments because it was unable to predict at that time what specific retention levels of run-rate revenue would be for certain acquired accounts on the first anniversary of closing the SSRM transaction, what performance fees would be earned on the institutional real estate client and what BlackRock’s retained assets under management would be on the fifth anniversary of the closing date of the SSRM transaction.

Contingent payments settled subsequent to the SSRM closing on January 31, 2005 but prior to December 31, 2005 reduced the contingent liability established at the closing to $39.5 million at December 31, 2005. The $50 million contingency payment due January 31, 2006 eliminated this contingent liability balance. The $10.5 million excess of the January 31, 2006 contingency payment over the contingent liability balance at December 31, 2005 and additional contingency payments, if any, will be reflected as additional purchase price and recorded as goodwill.

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

In January 2005, BlackRock issued a bridge promissory note for $150 million, using the proceeds to fund a portion of the purchase price for the SSRM acquisition. In February 2005, BlackRock issued $250 million aggregate principal amount of convertible debentures. BlackRock used a portion of the net proceeds from this issuance to retire the bridge promissory note. These convertible debentures are included with bank notes and senior debt on our Consolidated Balance Sheet at December 31, 2005.

RIGGS NATIONAL CORPORATION

We acquired Riggs National Corporation (“Riggs”), a Washington, D.C. based banking company, effective May 13, 2005. Under the terms of the agreement, Riggs merged into The PNC Financial Services Group, Inc. and PNC Bank, National Association (“PNC Bank, N.A.”) acquired substantially all of the assets of Riggs Bank, National Association, the principal banking subsidiary of Riggs. The acquisition gives us a substantial presence on which to build a market leading franchise in the affluent Washington, D.C. metropolitan area. In connection with the acquisition, Riggs shareholders received an aggregate of approximately $297 million in cash and 6.6 million shares of our common stock valued at $356 million. Our Consolidated Balance Sheet at June 30, 2005 included $2.8 billion of loans, net of unearned income, and $3.5 billion of deposits, including $.8 billion of brokered certificates of deposit, related to Riggs.

HARRIS WILLIAMS & CO.

On October 11, 2005, we acquired Harris Williams & Co. (“Harris Williams”), one of the nation’s largest firms focused on providing mergers and acquisitions advisory and related services to middle market companies, including private equity firms and private and public companies.

2004 ACQUISITIONS

UNITED NATIONAL BANCORP

We acquired United National Bancorp, Inc. (“United National”) effective January 1, 2004 by merging United National with and into our subsidiary, PNC Bancorp, Inc. United National shareholders received an aggregate of approximately $321 million in cash and 6.6 million shares of our common stock valued at $360 million. As a result of the acquisition, we added $3.7 billion of assets, including $.6 billion of goodwill, $2.3 billion of deposits, $1.0 billion of borrowed funds and $.4 billion of shareholders’ equity to our Average Consolidated Balance Sheet for the quarter ended March 31, 2004.

AVIATION FINANCE GROUP

On September 1, 2004, we acquired the business of the Aviation Finance Group, LLC, an Idaho-based company that specializes in loans to finance private aircraft. The purchase agreement calls for a contingent payment at the end of the fifth anniversary date that may be due if certain loan balances and profitability targets are exceeded on a cumulative five-year basis.

NOTE 3 VARIABLE INTEREST ENTITIES

We are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs as of December 31, 2005 and 2004 for which we were determined to be the primary beneficiary.

Information about the VIEs in which we hold significant variable interests but have not consolidated and those VIEs that we have consolidated in our financial statements follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss
December 31, 2005
Collateralized debt obligations (a)	$6,290	$5,491	$51	(b)
Private investment funds (a)	5,186	1,051	13	(b)
Market Street	3,519	3,514	5,089	(c)
Partnership interests in low income housing projects	35	29	2

Total	$15,030	$10,085	$5,155

December 31, 2004
Collateralized debt obligations (a)	$3,152	$2,700	$33	(b)
Private investment funds (a)	1,872	125	24	(b)
Partnership interests in low income housing projects	37	28	4

Total	$5,061	$2,853	$61

(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.
(c)	Includes off-balance sheet liquidity commitments to Market Street of $4.6 billion and other credit enhancements of $444 million.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10

Total	$692	$690

December 31, 2004
Market Street	$2,167	$2,167
Partnership interests in low income housing projects	504	504
Other	13	10

Total	$2,684	$2,681

•	BlackRock is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. BlackRock engages in these transactions principally to address client needs through the launch of collateralized debt obligations (“CDOs”) and private investment funds. BlackRock has not been deemed the primary beneficiary of these entities. Additional information about BlackRock is available in its SEC filings, which can be found at www.sec.gov and on BlackRock’s website, www.blackrock.com.

•	Market Street Funding LLC (“Market Street”), formerly Market Street Funding Corporation, is a multi-seller asset-backed commercial paper conduit that is owned by an independent third party. Market Street’s activities are limited to the purchasing of assets or making of loans secured by interests primarily in pools of receivables from US corporations that desire access to the commercial paper market. Market Street funds the purchases or loans by issuing commercial paper which has been rated A1/P1 by Standard & Poor’s and Moody’s, respectively, and is supported by pool-specific credit enhancement, liquidity facilities and program-level credit enhancement.

PNC Bank, N.A. provides certain administrative services, a portion of the program-level credit enhancement and the majority of liquidity facilities to Market Street in exchange for fees negotiated based on market rates. Credit enhancement is provided in part by PNC Bank, N.A. in the form of a cash collateral account that is funded by a loan facility that expires March 25, 2010. See Note 7 Loans, Commitments To Extend Credit and Concentrations of Credit Risk and Note 24 Commitments and Guarantees for additional information. PNC views its credit exposure to Market Street transactions as limited. All of Market Street’s assets at December 31, 2005 and 2004 collateralize the commercial paper obligations. For the most part, PNC is not required to fund under the liquidity facilities if Market Street’s assets are in default. Our obligations are secondary to the risk of first loss provided by sellers or another third party. Neither creditors nor equity investors in Market Street have any recourse to our general credit. PNC received program administrator fees and commitment fees related to PNC’s portion of the liquidity facilities of $9.5 million and $3 million, respectively, for the year ended December 31, 2005.

Under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), we consolidated Market Street effective July 1, 2003 as we were deemed the primary beneficiary of Market Street. In October 2005, Market Street was restructured as a limited liability company and entered into a subordinated Note Purchase Agreement (“Note”) with an unrelated third party. The principal amount of the Note was increased to $4.6 million by December 31, 2005 and has an original maturity of eight years. The Note bears interest at 18% with any penalty interest/fees charged by Market Street on specific transactions accruing to the benefit of the Note holder. Proceeds from the issuance of the Note were placed in a first loss reserve account that may be used to reimburse any losses incurred by Market Street, PNC Bank, N.A. or other providers under the liquidity facilities and the credit enhancement arrangements. As a result of the Note issuance, we reevaluated whether PNC continued to be the primary beneficiary of Market Street under the provisions of FIN 46R. Based on this analysis, we determined that we were no longer the primary beneficiary and deconsolidated Market Street from our Consolidated Balance Sheet effective October 17, 2005.

•	We make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital.

We consolidated those LIHTC investments in which we own a majority of the limited partnership interests. We also consolidated entities in which we, as a national syndicator of affordable housing equity, serve as the general partner (together with the aforementioned LIHTC investments), and no other entity owns a majority of the limited partnership interests. In these syndication transactions, we create funds in which our subsidiary is the general partner and sells limited partnership interests to third parties, and in some cases may also purchase a limited partnership interest in the fund. The fund’s limited partners can generally remove the general partner without cause at any time. The purpose of this business is to generate income from the syndication of these funds and to generate servicing fees by managing the funds. General partner activities include selecting, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. The assets are primarily included in Other assets on our Consolidated Balance Sheet. Neither creditors nor equity investors in the LIHTC investments have any recourse to our general credit. The consolidated aggregate assets and debt of these LIHTC investments are provided in the Consolidated VIEs – PNC Is Primary Beneficiary table and reflected in the Corporate & Institutional Banking business segment.

We have a significant variable interest in certain other limited partnerships that sponsor affordable housing projects. We do not own a majority of the limited partnership interests in these entities and are not the primary beneficiary. We use the equity method to account for our investment in these entities. Information regarding these partnership interests is reflected in the Non-Consolidated VIEs – Significant Variable Interests table.

We also have subsidiaries that invest in and act as the investment manager for a private equity fund that is organized as a limited partnership as part of our equity management activities. The fund invests in private equity investments to generate capital appreciation and profits. As permitted by FIN 46R, we have deferred applying the provisions of the interpretation for this entity pending further action by the FASB. Information on this entity follows:

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Fund
December 31, 2005	$109	$109	$25
December 31, 2004	$78	$76	$20

NOTE 4 REGULATORY MATTERS

We are subject to the regulations of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

The access to and cost of funding new business initiatives including acquisitions, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum regulatory capital ratios are 4% for tier 1 risk-based, 8% for total risk-based and 3% for leverage. However, regulators may require higher capital levels when particular circumstances warrant. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2005, each of our bank subsidiaries met the “well capitalized” capital ratio requirements. We believe our bank subsidiaries will continue to meet these requirements in 2006.

The following table sets forth regulatory capital ratios for PNC and its only significant bank subsidiary, PNC Bank, N.A.

Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2005	2004	2005	2004
Risk-based capital
Tier 1
PNC	$6,364	$5,794	8.3%	9.0%
PNC Bank, N.A.	5,694	5,151	8.0	8.4
Total
PNC	9,277	8,401	12.1	13.0
PNC Bank, N.A.	8,189	7,158	11.5	11.7
Leverage
PNC	n/a	n/a	7.2	7.6
PNC Bank, N.A.	n/a	n/a	7.0	7.2

The principal source of parent company cash flow is the dividends it receives from PNC Bank, N.A., which may be impacted by the following:

•	Capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $567 million at December 31, 2005.

In 2004, PNC Bank, N.A. received regulatory approval to reduce its capital through the in-kind transfer of its ownership interest in BlackRock to PNC Bank, N.A.’s direct parent, PNC Bancorp, Inc. This transfer was completed in January 2005 and resulted in a reduction in regulatory capital for PNC Bank, N.A. of approximately $500 million. PNC Bank, N.A.’s capital was replenished in January 2005 by its $500 million issuance of preferred stock, on an intercompany basis, to the top tier parent company of PNC.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank (“FRB”). During 2005, subsidiary banks maintained reserves which averaged $196 million.

NOTE 5 LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought, on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend these lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of these lawsuits. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

On April 29, 2005, an amended complaint was filed in the putative class action against PNC; PNC Bank, N.A.; our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee- participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. On November 21 2005, the court granted our motion to dismiss the amended complaint. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Third Circuit. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

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

As a result of the acquisition of Riggs, PNC is now responsible for Riggs’ obligations to provide indemnification to its directors, officers, and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of Riggs. PNC is also now responsible for Riggs’ obligations to advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. Since the acquisition, we have advanced such costs on behalf of covered individuals from Riggs and expect to continue to do so in the future at least with respect to lawsuits and other legal matters identified in Riggs’ first quarter 2005 Form 10-Q.

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 PAGIC transactions. These pending proceedings or other matters are described below. Among the requirements of a June 2003 Deferred Prosecution Agreement that one of our subsidiaries entered into relating to the PAGIC transactions was the establishment of a Restitution Fund through our $90 million contribution. The Restitution Fund will be available to satisfy claims, including for the settlement of the pending securities litigation referred to below. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the Restitution Fund.

In December 2004 and January and March 2005, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These settlements are described below, following a description of each of these pending proceedings and other matters.

The several putative class action complaints filed during 2002 in the United States District Court for the Western District of Pennsylvania arising out of the PAGIC transactions were consolidated in a consolidated class action complaint brought on behalf of purchasers of our common stock between July 19, 2001 and July 18, 2002 (the “Class Period”). The consolidated class action complaint names PNC, our Chairman and Chief Executive Officer, our former Chief Financial Officer, our Controller, and our independent auditors for 2001 as defendants and seeks unquantified damages, interest, attorneys’ fees and other expenses. The consolidated class action complaint alleges violations of federal securities laws related to disclosures regarding the PAGIC transactions and related matters.

In August 2002, the United States Department of Labor began a formal investigation of the Administrative Committee of our Incentive Savings Plan (“Plan”) in connection with the Administrative Committee’s conduct relating to our common stock held by the Plan. Both the Administrative Committee and PNC have cooperated fully with the investigation. In June 2003, the Administrative Committee retained Independent Fiduciary Services, Inc. (“IFS”) to serve as an independent fiduciary charged with the exclusive authority and responsibility to act on behalf of the Plan in connection with the pending securities litigation referred to above and to evaluate any legal rights the Plan might have against any parties relating to the PAGIC transactions. This authority includes representing the Plan’s interests in connection with the Restitution Fund set up under the Deferred Prosecution Agreement. The Department of Labor has communicated with IFS in connection with the engagement.

We received a letter in June 2003 on behalf of an alleged shareholder demanding that we take appropriate legal action against our Chairman and Chief Executive Officer, our former Chief Financial Officer, and our Controller, as well as any other individuals or entities allegedly responsible for causing damage to PNC as a result of the PAGIC transactions. The Board referred this matter to a special committee of the Board for evaluation. The special committee completed its evaluation and reported its findings to the Board of Directors and to counsel for the alleged shareholder. The special committee recommended against bringing any claims against our current or former executive officers but made certain recommendations with respect to resolution of potential claims we had with respect to certain other third parties.

In July 2003, the lead underwriter on our Executive Blended Risk insurance coverage filed a lawsuit for a declaratory judgment against PNC and PNC ICLC in the United States District Court for the Western District of Pennsylvania. The complaint seeks a determination that the defendants breached the terms and conditions of the policy and, as a result, the policy does not provide coverage for any loss relating to or arising out of the Department of Justice investigation or the PAGIC transactions. Alternatively, the complaint seeks a determination that the policy does not provide coverage for the payments made pursuant to the Deferred Prosecution Agreement. The complaint also seeks attorneys’ fees and costs. In July 2004, the court granted our motion to stay the action until resolution of the claims against PNC in the pending consolidated class action described above.

On December 17, 2004, we entered into a tentative settlement of the consolidated class action. On March 25, 2005, the parties filed a stipulation of settlement of this lawsuit with the United States District Court for the Western District of Pennsylvania. This settlement also covered claims by the plaintiffs against AIG Financial Products and others related to the PAGIC transactions.

On December 17, 2004, we also settled all claims between us, on the one hand, and AIG Financial Products and its affiliate, American International Surplus Lines Insurance Company (“AISLIC”), on the other hand, related to the PAGIC transactions. AIG Financial Products was our counterparty in the PAGIC transactions, and AISLIC is one of the insurers under our Executive Blended Risk insurance coverage. Subsequently, we settled claims against two of the other insurers under our Executive Blended Risk insurance coverage, as described below. Each of the amounts in these settlements represents a portion of the insurer’s share of our overall claim against our insurers with respect to any amounts disbursed out of the Restitution Fund. We are preserving our claim against our insurers with which we have not settled.

The tentative settlement of the consolidated class action remains subject to court approval. The court held a hearing on August 4, 2005 to determine whether to approve the proposed settlement agreement of the consolidated class action.

The following are the key elements of these settlements that remain conditional at present, pending court approval of the tentative settlement of the consolidated class action:

•	Payments into Settlement Fund. The insurers under our Executive Blended Risk insurance coverage have funded $30 million to be used for the benefit of the class. AIG Financial Products has funded an additional $4 million to be used for the same purpose. The plaintiffs have been in contact with Mr. Fryman, the administrator of the Restitution Fund, and intend to coordinate the administration and distribution of these settlement funds with the distribution of the Restitution Fund. Neither PNC nor any of our current or former officers, directors or employees will be required to contribute any funds to this settlement.

•	Assignment of Claims. We have assigned to the plaintiffs claims we may have against the non-settling defendant in the consolidated class action and all other unaffiliated third parties (other than AIG Financial Products and its predecessors, successors, parents, subsidiaries, affiliates and their respective directors, officers and employees (collectively, “AIG”)) relating to the subject matter of this lawsuit.

•	Insurance Claims. In March 2005, we settled our claim against one of our insurers under our Executive Blended Risk insurance coverage related to our contribution of $90 million to the Restitution Fund. Under this settlement, the insurer has paid us $11.25 million, but we are obligated to return this amount if the settlement of the consolidated class action referred to above does not receive court approval, does not become effective or becomes unenforceable. The amount of this settlement will not be recognized in our income statement until the potential obligation to return the funds has been eliminated. This settlement was in addition to settlements with AISLIC in December 2004 and with another of our insurers under the Executive Blended Risk policy in January 2005.

•	Other Claims. In connection with the settlement of the consolidated class action, the claims of IFS on behalf of our Incentive Savings Plan and its participants are being resolved and the class covered by the settlement is being expanded to include participants in the Plan. The Department of Labor is not, however, a party to this settlement and thus the settlement does not necessarily resolve its investigation.

In addition, the derivative claims asserted by one of our putative shareholders and any other derivative demands that may be filed in connection with the PAGIC transactions are being resolved as a result of the settlement of the consolidated class action.

•	Releases. We are releasing the insurers providing our Executive Blended Risk insurance coverage from any further liability to PNC arising out of the events that gave rise to the consolidated class action, except for the claims against these insurers (other than those with whom we have settled) relating to the $90 million payment to the Restitution Fund. In addition, PNC and AIG are releasing each other with respect to all claims between us arising out of the PAGIC transactions.

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

In addition to the proceedings or other matters described above, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters specifically described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period.

NOTE 6 SECURITIES

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2005
SECURITIES AVAILABLE FOR SALE (a)
Debt securities
U.S. Treasury and government agencies	$3,816		$(72)	$3,744
Mortgage-backed	13,794	$1	(251)	13,544
Commercial mortgage-backed	1,955	1	(37)	1,919
Asset-backed	1,073		(10)	1,063
State and municipal	159	1	(2)	158
Other debt	87		(1)	86

Total debt securities	20,884	3	(373)	20,514
Corporate stocks and other	196			196

Total securities available for sale	$21,080	$3	$(373)	$20,710

December 31, 2004
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$4,735		$(13)	$4,722
Mortgage-backed	8,506	$9	(82)	8,433
Commercial mortgage-backed	1,380	5	(15)	1,370
Asset-backed	1,910	5	(14)	1,901
State and municipal	175	2	(1)	176
Other debt	33			33

Total debt securities	16,739	21	(125)	16,635
Corporate stocks and other	123	2		125

Total securities available for sale	$16,862	$23	$(125)	$16,760

SECURITIES HELD TO MATURITY
Debt securities: Asset-backed	$1			$1

Total securities held to maturity	$1			$1

December 31, 2003
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,402	$16	$(2)	$3,416
Mortgage-backed	5,889	19	(94)	5,814
Commercial mortgage-backed	3,248	66	(4)	3,310
Asset-backed	2,698	13	(19)	2,692
State and municipal	133	3	(1)	135
Other debt	55	2		57

Total debt securities	15,425	119	(120)	15,424
Corporate stocks and other	259	7	(2)	264

Total securities available for sale	$15,684	$126	$(122)	$15,688

SECURITIES HELD TO MATURITY
Debt securities: Asset-backed	$2			$2

Total securities held to maturity	$2			$2

(a)	Securities held to maturity at December 31, 2005 totaled less than $.5 million.

Securities represented 23% of total assets at December 31, 2005 compared with 21% at December 31, 2004 and 23% at December 31, 2003.

At December 31, 2005 and 2004, our most significant concentration of credit risk related to investments issued by the US Government and its agencies. This exposure amounted to $3.7 billion at December 31, 2005 and $4.7 billion at December 31, 2004.

At December 31, 2005, the securities available for sale balance included a net unrealized loss of $370 million, which represented the difference between fair value and amortized cost. The comparable amounts at December 31, 2004 and December 31, 2003 were net unrealized losses of $102 million and net unrealized gains of $4 million, respectively. The impact on bond prices of increases in interest rates during 2005 was reflected in the net unrealized loss position at December 31, 2005.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 4 years and 1 month at December 31, 2005, 2 years and 8 months at December 31, 2004, and 2 years and 11 months at December 31, 2003.

The following table presents unrealized loss and fair value of securities at December 31, 2005 and December 31, 2004 for which an other-than-temporary impairment has not been recognized. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and greater than twelve months.

In millions December 31, 2005	Unrealized loss position less than 12 months		Unrealized loss position greater than 12 months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities available for sale
Debt securities
U.S. Treasury and government agencies	$(33)	$1,898	$(39)	$1,553	$(72)	$3,451
Mortgage-backed	(161)	10,544	(90)	2,321	(251)	12,865
Commercial mortgage-backed	(29)	1,272	(8)	339	(37)	1,611
Asset-backed	(8)	835	(2)	98	(10)	933
State and municipal	(1)	58	(1)	53	(2)	111
Other debt	(1)	59		4	(1)	63

Total debt securities	(233)	14,666	(140)	4,368	(373)	19,034
Corporate stocks and other

Total	$(233)	$14,666	$(140)	$4,368	$(373)	$19,034

December 31, 2004
Securities available for sale
Debt securities
U.S. Treasury and government agencies	$(13)	$3,930		$1	$(13)	$3,931
Mortgage-backed	(30)	4,578	$(52)	1,302	(82)	5,880
Commercial mortgage-backed	(15)	947			(15)	947
Asset-backed	(10)	1,096	(4)	230	(14)	1,326
State and municipal	(1)	82			(1)	82
Other debt		8		1		9

Total debt securities	(69)	10,641	(56)	1,534	(125)	12,175
Corporate stocks and other

Total	$(69)	$10,641	$(56)	$1,534	$(125)	$12,175

We do not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The $72 million unrealized losses reported for US Treasuries and government agencies were primarily related to agency debenture securities. The $251 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The $37 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed rate securities. The $10 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The majority of the unrealized losses associated with both mortgage and asset-backed securities are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

Information relating to securities sold is set forth in the following table.

Securities Sold

Year ended December 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2005	$13,304	$19	$60	$(41)	$(14)
2004	14,206	94	39	55	19
2003	11,514	128	12	116	41

The carrying value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $10.8 billion at December 31, 2005 and $8.1 billion at December 31, 2004. The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $273 million at December 31, 2005 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. All of this amount was sold or repledged to others.

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2005.

Contractual Maturity Of Debt Securities

December 31, 2005 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$606	$1,944	$688	$578	$3,816
Mortgage-backed	50	26	103	13,615	13,794
Commercial mortgage-backed				1,955	1,955
Asset-backed		82	113	878	1,073
State and municipal	10	50	90	9	159
Other debt	4	14	8	61	87

Total debt securities available for sale	$670	$2,116	$1,002	$17,096	$20,884

Fair value	$667	$2,076	$984	$16,787	$20,514
Weighted-average yield	3.55%	3.94%	4.69%	4.73%	4.61%

Based on current interest rates and expected prepayment speeds, the total weighted-average expected maturity of mortgage-backed securities was 3 years and 9 months, of commercial mortgage-backed securities was 5 years and of asset-backed securities was 3 years at December 31, 2005. Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security.

NOTE 7 LOANS, COMMITMENTS TO EXTEND CREDIT AND CONCENTRATIONS OF CREDIT RISK

Loans outstanding were as follows:

December 31 - in millions	2005	2004
Commercial	$19,325	$17,438
Commercial real estate	3,162	1,980
Consumer	16,173	15,606
Residential mortgage	7,307	4,772
Lease financing	3,628	4,096
Other	341	505

Total loans	49,936	44,397
Unearned income	(835)	(902)

Total loans, net of unearned income	$49,101	$43,495

Total loans, net of unearned income, at December 31, 2004 included $2.3 billion related to Market Street. See Note 3 Variable Interest Entities regarding the deconsolidation of Market Street effective October 17, 2005.

We realized net gains from sales of commercial mortgages of $61 million in 2005, $50 million in 2004, and $52 million in 2003. Net gains in excess of valuation adjustments related to the liquidation of our institutional loans held for sale totaled $7 million in 2005, $52 million in 2004, and $69 million in 2003. The liquidation of our institutional loans held for sale is complete. Gains on sales of education loans totaled $19 million in 2005, $30 million in 2004, and $20 million in 2003.

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate exposure is material in relation to our total credit exposure. Loans outstanding and related unfunded commitments are concentrated in our primary geographic markets. At December 31, 2005, no specific industry concentration exceeded 4.2% of total commercial loans outstanding and unfunded commitments.

In the normal course of business, we originate or purchase loan products whose contractual features, when concentrated, may increase our exposure as a holder and servicer of those loan products. Possible product terms and features that may create a concentration of credit risk would include loan products whose terms permit negative amortization, a high loan-to-value ratio, features that may expose the borrower to future increases in repayments above increases in market interest rates, below-market interest rates and interest-only loans, among others.

We originate interest-only loans to commercial borrowers. These products are standard in the financial services industry and the features of these products are considered during the underwriting process to mitigate the increased risk of this product feature that may result in borrowers not being able to make interest and principal payments when due. We do not believe that these product features create a concentration of credit risk.

We also originate home equity loans and lines of credit that result in a credit concentration of high loan-to-value ratio loan products at the time of origination. In addition, these loans are concentrated in our primary geographic markets as discussed above. At December 31, 2005, $5.6 billion of the $15.2 billion of home equity and other consumer loans (included in “Consumer” in the table above) had a loan-to-value ratio greater than 80%. These loans are collateralized primarily by 1-4 family residential properties. As part of our asset and liability management activities, we also periodically purchase residential mortgage loans that are collateralized by 1-4 family residential properties. At December 31, 2005, $3.8 billion of the $7.3 billion of residential mortgage loans were interest-only loans.

Net Unfunded Credit Commitments

December 31 - in millions	2005	2004
Commercial	$27,774	$20,969
Consumer	9,471	7,655
Commercial real estate	2,337	1,199
Other	596	483

Total	$40,178	$30,306

Commitments to extend credit represent arrangements to lend funds subject to specified contractual conditions. At both December 31, 2005 and December 31, 2004, commercial commitments are reported net of $6.7 billion of participations, assignments and syndications, primarily to financial services companies. Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

As a result of deconsolidating Market Street in October 2005, amounts related to Market Street were considered third party unfunded commitments at December 31, 2005. These unfunded credit commitments totaled $4.6 billion at December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories.

Net outstanding standby letters of credit totaled $4.2 billion at December 31, 2005 and $3.7 billion at December 31, 2004. Standby letters of credit commit us to make payments on behalf of customers if certain specified future events occur. Such instruments are typically issued to support industrial revenue bonds, commercial paper, and bid-or-performance related contracts. Maturities for standby letters of credit ranged from 2006 to 2015. See Note 24 Commitments and Guarantees for additional information.

At December 31, 2005, the largest industry concentration was for multifamily, which accounted for approximately 8.4% of the total letters of credit and bankers’ acceptances. Consumer home equity lines of credit accounted for 77.5% of consumer unfunded credit commitments.

At December 31, 2005, we pledged $1.4 billion of loans to the FRB and $25.7 billion of loans to the Federal Home Loan Bank (“FHLB”) as collateral for the contingent ability to borrow, if necessary.

Certain directors and executive officers of PNC and its subsidiaries, as well as certain affiliated companies of these directors and officers, were customers of and had loans with subsidiary banks in the ordinary course of business. All such loans were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate principal amounts of these loans were $21 million at December 31, 2005 and $19 million at December 31, 2004. During 2005, new loans of $63 million were funded and repayments totaled $61 million.

NOTE 8 ASSET QUALITY

The following table sets forth nonperforming assets and related information:

December 31 - dollars in millions	2005	2004
Nonaccrual loans
Commercial	$134	$89
Lease financing	17	5
Commercial real estate	14	14
Consumer	10	11
Residential mortgage	15	21

Total nonaccrual loans	$190	$140
Troubled debt restructured loan		3

Total nonperforming loans	190	143

Nonperforming loans held for sale (a)	1	3
Foreclosed and other assets
Lease	13	14
Residential mortgage	9	10
Other	3	5

Total foreclosed and other assets	25	29

Total nonperforming assets (b)	$216	$175

Nonperforming loans to total loans	.39%	.33%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.42	.39
Nonperforming assets to total assets	.23	.22

Interest on nonperforming loans
Computed on original terms	$16	$11
Recognized	5	2

Past due loans
Accruing loans past due 90 days or more	$46	$49
As a percentage of total loans	.09%	.11%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$47	$9
As a percentage of total loans held for sale	1.92%	.54%

(a)	Includes $1 million and $2 million of troubled debt restructured loans held for sale at December 31, 2005 and 2004, respectively.
(b)	Excludes equity management assets that are carried at estimated fair value of $25 million (including $7 million of troubled debt restructured assets) at December 31, 2005 and $32 million (including $11 million of troubled debt restructured assets) at December 31, 2004.

Changes in the allowance for loan and lease losses were as follows:

In millions	2005	2004	2003
January 1	$607	$632	$673
Charge-offs	(129)	(166)	(260)
Recoveries (a)	99	51	49

Net charge-offs (a)	(30)	(115)	(211)
Provision for credit losses	21	52	177
Acquired allowance (b)	23	22
Net change in allowance for unfunded loan commitments and letters of credit	(25)	16	(7)

December 31	$596	$607	$632

(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year.
(b)	Riggs in 2005 and United National in 2004.

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2005	2004	2003
Allowance at January 1	$75	$91	$84
Net change in allowance for unfunded loan commitments and letters of credit	25	(16)	7

December 31	$100	$75	$91

All nonperforming loans are considered impaired under SFAS 114. Impaired loans totaling $148 million at December 31, 2005 and $106 million at December 31, 2004 had a corresponding specific allowance for loan and lease losses of $37 million at each date. The average balance of impaired loans was $106 million in 2005, $141 million in 2004 and $282 million in 2003. We did not recognize any interest income on impaired loans in 2005, 2004 or 2003.

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $67 million and zero, respectively, at December 31, 2005, compared with $65 million and zero, respectively, at December 31, 2004. Approximately 89% of these loans are in the Corporate & Institutional Banking portfolio.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business during 2005 follows:

Goodwill

In millions	Dec. 31 2004	Additions/ Adjustments	Dec. 31 2005
Retail Banking	$1,144	$327	$1,471
Corporate & Institutional Banking	679	256	935
BlackRock	177		177
PFPC	945	23	968
Other	56	(1)	55

Total	$3,001	$605	$3,606

We added $420 million of goodwill and $74 million of customer-related intangible assets in connection with our May 2005 acquisition of Riggs. Goodwill arising from the Riggs transaction is reflected in the Retail Banking and Corporate & Institutional Banking business segments in the table above. Substantially all of the other intangible assets recorded in connection with the Riggs acquisition are included in the Retail Banking segment.

BlackRock recorded $293 million of customer-related and $13 million of other intangible assets as described below in connection with its January 2005 SSRM acquisition.

Our Harris Williams acquisition resulted in the addition of $144 million of goodwill and $32 million of other intangible assets in 2005, all of which are reflected in the Corporate & Institutional Banking business segment.

Note 2 Acquisitions contains further information on the Riggs, SSRM and Harris Williams transactions.

The increase in PFPC’s goodwill during 2005 was primarily due to an additional $24 million of goodwill and a corresponding liability recognized in connection with the achievement of the contingent consideration threshold related to its 2003 ADVISORport acquisition. The additional consideration is expected to be paid in 2006.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares for an acquisition or pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value and this results in an increase in our percentage ownership interest. The net impact of BlackRock’s stock activity during 2005, including the issuance of shares in the SSRM acquisition, did not have a significant impact on goodwill.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

December 31 - in millions	2005	2004
Customer-related and other intangibles
Gross carrying amount	$659	$214
Accumulated amortization	(143)	(102)

Net carrying amount	$516	$112

Mortgage and other loan servicing rights
Gross carrying amount (a)	$511	$408
Accumulated amortization (a)	(167)	(166)

Net carrying amount	$344	$242

Total	$860	$354

(a)	Amounts for 2005 were reduced by retirements totaling $32 million, comprised of $25 million for Corporate & Institutional Banking and $7 million for Retail Banking.

Most of our other intangible assets have finite lives and are amortized primarily on a straight-line basis or, in the case of mortgage and other loan servicing rights and certain core deposit intangibles, on an accelerated basis. In connection with the SSRM acquisition, BlackRock recorded $293 million of management contracts during 2005, of which approximately $229 million are considered to have indefinite lives.

For customer-related intangibles, the estimated remaining useful lives range from approximately one year to 20 years, with a weighted-average remaining useful life of approximately 7 years. Our mortgage and other loan servicing rights are amortized primarily over a period of seven to ten years in proportion to the estimated net servicing income from the related loans.

The changes in the carrying amount of goodwill and net other intangible assets during 2005 follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2004	$3,001	$112	$242
Additions/adjustments/retirements:
Riggs acquisition (a)	420	74
Harris Williams acquisition	144	32
PFPC	23
BlackRock acquisition of SSRM		306
Merchant Services (a)	20	33
Corporate & Institutional Banking (b)			110
Retail Banking (b)			(7)
BlackRock stock activity	(2)
Reduction of accumulated amortization (b)			32
Amortization expense		(41)	(33)

Balance at December 31, 2005	$3,606	$516	$344

(a)	Amounts for goodwill and customer-related intangibles reflect a transfer of $9 million and $4 million, respectively, from “Riggs acquisition” to “Merchant Services” in connection with our acquisition of an increased ownership interest in Merchant Services during the fourth quarter of 2005.
(b)	See note (a) under the “Other Intangible Assets” table above.

Amortization expense on intangible assets for 2005, 2004 and 2003 was $74 million, $52 million and $47 million, respectively. Amortization expense on existing intangible assets for 2006 through 2010 is estimated to be as follows:

•	2006: $97 million,

•	2007: $89 million,

•	2008: $86 million,

•	2009: $80 million, and

•	2010: $61 million.

We conduct an annual goodwill impairment test on our reporting units. We conducted this review during the fourth quarter of 2005, using data from September 30, 2005. Aside from any adverse triggering events that may occur earlier in the year, we will perform an annual test during the fourth quarter of each year. The fair value of our reporting units is determined by using discounted cash flow and market comparability methodologies.

NOTE 10 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

December 31 - in millions	2005	2004
Land	$186	$97
Buildings	881	809
Equipment	1,735	1,514
Leasehold improvements	453	423

Total	3,255	2,843
Accumulated depreciation and amortization	(1,538)	(1,361)

Net book value	$1,717	$1,482

Depreciation expense on premises, equipment and leasehold improvements totaled $192 million in 2005, $159 million in 2004 and $160 million in 2003. Amortization expense, primarily for capitalized internally developed software, was $43 million in both 2005 and 2004 and $36 million in 2003.

We lease certain facilities and equipment under agreements expiring at various dates through the year 2071. We account for substantially all such leases as operating leases. Rental expense on such leases amounted to $189 million in 2005, $174 million in 2004 and $177 million in 2003.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $998 million at December 31, 2005 and $950 million at December 31, 2004. Minimum annual rentals for the years 2006 through 2010 and thereafter are as follows:

•	2006: $152 million,

•	2007: $135 million,

•	2008: $120 million,

•	2009: $104 million, and

•	2010 and thereafter: $487 million.

During 2003, we recognized facilities charges of $25 million, of which $4 million is included in depreciation expense above, related to leased space consistent with the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

NOTE 11 SECURITIZATIONS AND RETAINED INTERESTS

During 2005, 2004 and 2003, we sold commercial mortgage loans totaling $284 million, $460 million and $401 million, respectively, in securitization transactions through programs with the Government National Mortgage Association (“GNMA”). The transactions and resulting receipt and subsequent sale of securities qualify as sales under the appropriate accounting criteria and resulted in pretax gains of $7 million in 2005 and $8 million in both 2004 and 2003. Additionally, we sold commercial mortgage loans of $3.1 billion in 2005, $1.6 billion in 2004 and $1.1 billion in 2003 for cash in other loan sales transactions. These transactions resulted in pretax gains of $54 million in 2005, $42 million in 2004 and $44 million in 2003.

For the transactions above, we continue to perform servicing and recognized servicing assets of $23 million in 2005, $14 million in 2004 and $13 million in 2003. In addition, we purchased servicing rights for commercial mortgage loans from third parties of approximately $112 million in 2005, $47 million in 2004 and $23 million in 2003.

In addition to the cash proceeds from the sales transactions above, net cash flows in 2005, 2004 and 2003 related to those transactions were not significant.

Changes in the commercial mortgage servicing assets were as follows:

Commercial Mortgage Servicing Assets

In millions	2005	2004
Balance at January 1	$242	$209
Additions	135	61
Retirements (a)		(1)
Amortization expense	(33)	(27)

Balance at December 31	$344	$242

(a)	2005 included $25 million of fully amortized retirements.

Assuming a prepayment speed of 12%-15% for the respective strata discounted at 9%-10%, the estimated fair value of commercial mortgage servicing rights was $403 million at December 31, 2005. A 10% and 20% adverse change in all assumptions used to determine fair value at December 31, 2005, results in a $30 million and $59 million decrease in fair value, respectively. No valuation allowance was necessary at December 31, 2005 or December 31, 2004.

We also own interest-only strips related to education loans totaling $58 million and $60 million, respectively, at December 31, 2005 and December 31, 2004. These strips were retained from the sales of education loans to a third party trust prior to 2003. Loans that are held by the trust supporting the value of the strips were $123 million and $178 million at December 31, 2005 and December 31, 2004, respectively. The principal of these loans is effectively guaranteed by the federal government.

NOTE 12 DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $7.1 billion at December 31, 2005 and $5.7 billion at December 31, 2004.

Contractual maturities of time deposits for the years 2006 through 2010 and thereafter are as follows:

•	2006: $11.2 billion,

•	2007: $2.8 billion,

•	2008: $.4 billion,

•	2009: $.3 billion, and

•	2010 and thereafter: $1.7 billion.

NOTE 13 BORROWED FUNDS

Bank notes at December 31, 2005 totaling $1.437 billion have interest rates ranging from 2.75% to 4.35% with approximately $850 million maturing in 2006. Senior and subordinated notes consisted of the following:

December 31, 2005 Dollars in millions	Outstanding	Stated Rate	Maturity
Senior
Nonconvertible	$2,188	4.20% – 5.75%	2006 – 2010
Convertible	250	2.625	2035

Total senior	2,438
Subordinated
Junior	1,538	4.98 – 10.01	2026 – 2033
All other	2,931	4.88 – 9.65	2007 – 2017

Total subordinated	4,469

Total senior and subordinated	$6,907

Total borrowed funds at December 31, 2005 have scheduled repayments for the years 2006 through 2010 and thereafter as follows:

•	2006: $10.1 billion,

•	2007: $1.1 billion,

•	2008: $.5 billion,

•	2009: $.9 billion, and

•	2010 and thereafter: $4.3 billion.

Included in borrowed funds are FHLB advances of $1.2 billion at December 31, 2005, $1.1 billion of which are collateralized by a blanket lien on residential mortgage and other real estate-related loans and mortgage-backed securities.

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of negative $7 million and positive $32 million, respectively, related to fair value accounting hedges.

See Note 14 Capital Securities of Subsidiary Trusts for information about the $1.5 billion of junior subordinated debt.

NOTE 14 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

These capital securities represent non-voting preferred beneficial interests in the assets of PNC Institutional Capital Trusts A and B, PNC Capital Trusts C and D, UNB Capital Trust I and Capital Statutory Trust II, and the Riggs Capital Trust and Capital Trust II (the “Trusts”). Trust A is a wholly owned finance subsidiary of PNC Bank, N.A., PNC’s principal bank subsidiary. All other Trusts are wholly owned finance subsidiaries of PNC. The UNB Trusts were acquired effective January 1, 2004 as part of the United National acquisition. The Riggs Trusts were acquired in May 2005 as part of the Riggs acquisition. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. With the exception of Riggs Capital Trust, the financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

•	Trust A, formed in December 1996, issued $350 million of 7.95% capital securities due December 15, 2026, that are redeemable after December 15, 2006 at a premium that declines from 103.975% to par on or after December 15, 2016.

•	Trust B, formed in May 1997, issued $300 million of 8.315% capital securities due May 15, 2027, that are redeemable after May 15, 2007 at a premium that declines from 104.1575% to par on or after May 15, 2017.

•	Trust C, formed in June 1998, issued $200 million of capital securities due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2005 was 4.98%. Trust C Capital Securities are redeemable on or after June 1, 2008 at par.

•	Trust D, formed in December 2003, issued $300 million of 6.125% capital securities due December 15, 2033 that are redeemable on or after December 18, 2008 at par.

•	UNB Capital Trust I, formed in March 1997 with $16 million outstanding of 10.01% capital securities due March 15, 2027, that are redeemable on or after March 15, 2007 at a premium that declines from 105.00% to par on or after March 15, 2017.

•	UNB Capital Statutory Trust II, formed in December 2001, issued $30 million of capital securities due December 18, 2031, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 360 basis points. The rate in effect at December 31, 2005 was 8.10%. Trust II is redeemable on or after December 18, 2006 at par.

•

Riggs Capital Trust was formed in December 1996 when $150 million of 8 5/8% capital securities were issued. These securities are due December 31, 2026, and are redeemable after December 31, 2006 at a premium that declines from 104.313% to par on or after December 31, 2016. Riggs had acquired more than 50% of the capital securities and, therefore, under FIN 46R PNC is deemed to be the primary beneficiary of the Trust. Accordingly, the financial statements of this Trust are included in PNC’s consolidated financial statements. The net outstanding capital securities of $73 million are included as junior subordinated debt, and the related dividends are included in interest expense.

•	Riggs Capital Trust II was formed in March 1997 when $200 million of 8 7/8% capital securities were issued. These securities are due March 15, 2027, and are redeemable after March 15, 2007 at a premium that declines from 104.438% to par on or after March 15, 2017. Riggs had acquired less than 50% of the capital securities and, therefore, under FIN 46R PNC is not deemed to be the primary beneficiary. Accordingly, the financial statements of this Trust are not consolidated into PNC’s financial results. Junior subordinated debt of $206 million owed by PNC to this Trust is included in PNC’s balance sheet, with the related service cost included in interest expense. The $50 million of acquired capital securities are included as securities available for sale, with the related dividends included in interest income.

At December 31, 2005, PNC’s junior subordinated debt of $1.538 billion included the $73 million of net outstanding capital securities of Riggs Capital Trust as described above. The balance represents debentures issued by PNC or our subsidiary, PNC Bank, N.A., and purchased and held as assets by the Trusts.

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

NOTE 15 SHAREHOLDERS’ EQUITY

Information related to preferred stock is as follows:

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2005	2004
Authorized $1 par value		17,030	17,057
Issued and outstanding
Series A	$40	7	8
Series B	40	2	2
Series C	20	152	163
Series D	20	206	221

Total		367	394

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

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 688,665 shares in 2005, 744,266 shares in 2004, and 799,820 shares in 2003.

At December 31, 2005, we had reserved approximately 38.6 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

In February 2004, our Board of Directors authorized the purchase of up to 20 million shares of our common stock in open market or privately negotiated transactions through February 2005. The 2004 repurchase authorization was a replacement and continuation of the prior repurchase program. Under these programs, we purchased 3.7 million common shares during 2004 at a total cost of $207 million. A new program to purchase up to 20 million shares was authorized as of February 16, 2005 and replaced the 2004 program, which was terminated. The 2005 program will remain in effect until fully utilized or until modified, superseded or terminated. During 2005, we purchased .5 million common shares at a total cost of $26 million under both the 2005 and 2004 common stock repurchase programs, all of which occurred during the first quarter.

NOTE 16 FINANCIAL DERIVATIVES

We use a variety of derivative financial instruments to help manage interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows caused by interest rate volatility. These instruments include interest rate swaps, interest rate caps and floors, futures contracts, and total return swaps.

Fair Value Hedging Strategies

We enter into interest rate and total return swaps, interest rate caps, floors and futures derivative contracts to hedge designated commercial mortgage loans held for sale, commercial loans, bank notes, senior debt and subordinated debt for changes in fair value primarily due to changes in interest rates. Adjustments related to the ineffective portion of fair value hedging instruments are recorded in interest income, interest expense or noninterest income depending on the hedged item.

Cash Flow Hedging Strategy

We enter into interest rate swap contracts to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of interest rate changes on future interest income. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges converting floating-rate commercial loans to fixed. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. When the hedged transaction culminates, any unrealized gains or losses related to these swap contracts are reclassified from accumulated other comprehensive income (loss) into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are included in interest income. Ineffectiveness of the strategy, as defined by risk management policies and procedures, if any, is reported in interest income.

During the next twelve months, we expect to reclassify to earnings $8.6 million of pretax net losses, or $5.6 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2005. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of December 31, 2005 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that do not qualify for assuming no ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $3 million net loss in 2005 compared with a net loss of $5 million in 2004.

Free-Standing Derivatives

To accommodate customer needs, we also enter into financial derivative transactions primarily consisting of interest rate swaps, interest rate caps and floors, futures, swaptions, and foreign exchange and equity contracts. We manage our market risk exposure from customer positions through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. We may obtain collateral based on our assessment of the customer. For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.

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

We purchase and sell credit default swaps to mitigate the economic impact of credit losses on specifically identified existing lending relationships or to generate revenue from proprietary trading activities. These derivatives typically are based on the change in value, due to changing credit spreads, of publicly-issued bonds.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2005 we held cash and US government and mortgage-backed securities with a fair value of $100 million and pledged mortgage-backed securities with a fair value of $163 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives were as follows:

	December 31, 2005			December 31, 2004
In millions	Notional amount	Estimated net fair value	Credit risk	Notional amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES
Fair value hedges	$5,900	$78	$108	$4,155	$210	$217
Cash flow hedges	2,926	(9)	5	360	(1)

Total	$8,826	$69	$113	$4,515	$209	$217

FREE-STANDING DERIVATIVES
Interest rate contracts	$70,404	$39	$372	$52,447	$8	$385
Equity contracts	2,744	(79)	347	2,186	(29)	123
Foreign exchange contracts	4,687	4	60	7,245	10	79
Credit contracts	1,353		7	359	(4)
Options	51,383	32	168	38,873	(1)	103
Risk participation agreements	461			230
Commitments related to mortgage-related assets	1,695	1	6	782	1	3
Other	254	5	9	375	1	6

Total	$132,981	$2	$969	$102,497	$(14)	$699

NOTE 17 EMPLOYEE BENEFIT PLANS

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

During the second quarter of 2005, we acquired a frozen defined benefit pension plan as a result of the Riggs acquisition. Plan assets and projected benefit obligations of the Riggs plan were approximately $107 million and $116 million, respectively, at acquisition date. The $9 million funding deficit was recognized as part of the Riggs acquisition purchase price allocation. For determining contribution amounts to the plan, deficits are calculated using ERISA-mandated rules, and on this basis we contributed approximately $16 million to the Riggs plan during the third quarter of 2005. We integrated the Riggs plan into the PNC plan on December 30, 2005.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified and nonqualified pension plans and postretirement benefit plans as well as the change in plan assets for the qualified pension plan is as follows:

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2005	2004	2005	2004	2005	2004
Accumulated benefit obligation at end of year	$1,232	$1,111	$69	$68

Projected benefit obligation at beginning of year	$1,166	$1,025	$72	$68	$276	$258
United National acquisition		37				25
Riggs acquisition	116		1		26
Service cost	33	35	1	1	2	3
Interest cost	65	65	4	4	14	17
Effect of Medicare Modernization Act						(11)
Amendments		1			1	(10)
Actuarial loss (gain) (including changes in assumptions)		71	2	4	(28)	14
Participant contributions					7	7
Benefits paid	(90)	(61)	(7)	(5)	(28)	(27)
Curtailment		(7)

Projected benefit obligation at end of year	$1,290	$1,166	$73	$72	$270	$276

Fair value of plan assets at beginning of year	$1,492	$1,352
United National acquisition		36
Riggs acquisition	107
Actual return on plan assets	102	154
Employer contribution	16	11	$7	$5	$21	$20
Participant contributions					7	7
Benefits paid	(90)	(61)	(7)	(5)	(28)	(27)

Fair value of plan assets at end of year	$1,627	$1,492

Funded status	$337	$326	$(73)	$(72)	$(270)	$(276)
Unrecognized net actuarial loss	340	337	26	27	64	96
Unrecognized prior service cost (credit)	(1)	(2)	1	1	(38)	(46)

Net amount recognized on the balance sheet	$676	$661	$(46)	$(44)	$(244)	$(226)

Prepaid (accrued) pension cost	$676	$661	$(46)	$(44)
Additional minimum liability			(23)	(24)
Intangible asset			1	1
Accumulated other comprehensive loss			22	23

Net amount recognized on the balance sheet	$676	$661	$(46)	$(44)

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

PENSION PLAN ASSETS

Assets related to our qualified pension plan (the “Plan”) are held in trust (the “Trust”). The trustee is PNC Bank, N.A. The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the “Code”). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities and US government, agency, and corporate debt securities and, in 2005, real estate investments. Plan assets do not include common or preferred stock or any debt of PNC.

The Pension Plan Administrative Committee (the “Committee”) adopted the current Pension Plan Investment Policy Statement, including the updated target allocations and allowable ranges shown below, on November 29, 2005.

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

The asset allocations for the Trust at the end of 2005 and 2004, and the target allocation for 2006, by asset category, are as follows:

	Target Allocation	Allowable Range	Percentage of Plan Assets at December 31
	2006		2005	2004
Asset Category
Domestic Equity	35%	32-38%	39.0%	39.0%
International Equity	20%	17-23%	19.6%	20.6%
Private Equity	5%	0-8%	.9%	.6%

Total Equity	60%		59.5%	60.2%

Domestic Fixed Income	30%	27-33%	30.7%	29.7%
High Yield Fixed Income	5%	0-8%	6.7%	9.7%

Total Fixed Income	35%		37.4%	39.4%

Real Estate	5%	0-8%	2.5%

Other	0%	0-1%	.6%	.4%

Total	100%		100%	100%

The slight overweight in domestic equity at year-end 2005 and 2004 is attributable to the targeted allocation in Private Equity, which continues to be committed but which is funded over time as suitable opportunities for private equity investment are identified and as calls for funding are made. The Investment Policy Statement provides that, from time to time, domestic equity may serve as a proxy (substitute) for private equity. Additionally, target allocation changes, which were effective November 29, 2005, included reducing the High Yield Fixed Income allocation from 10% to 5% and creating a new Real Estate allocation of 5%. It is anticipated that this transition will be completed during 2006 as suitable investment opportunities become available.

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

In addition to being diversified across asset classes, the Trust is diversified within each asset class. Secondary diversification provides a reasonable basis for the expectation that no single security or class of securities will have a disproportionate impact on the total risk and return of the Trust.

The Committee selects investment managers for the Trust based on the contributions that their respective investment styles and processes are expected to make to the investment performance of the overall portfolio. The managers’ Investment Objectives and Guidelines, which are a part of each manager’s Investment Management Agreement, document performance expectations and each manager’s role in the portfolio. The Committee uses the Investment Objectives and Guidelines to establish, guide, control and measure the strategy and performance for each manager.

The purpose of investment manager guidelines is to:

•	Establish the investment objective and performance standards for each manager,

•	Provide the manager with the capability to evaluate the risks of all financial instruments or other assets in which the manager’s account is invested, and

•	Prevent the manager from exposing its account to excessive levels of risk, undesired or inappropriate risk, or disproportionate concentration of risk.

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

BlackRock, PFPC and our Retail Banking business segment receive compensation for providing investment management, trustee and custodial services for the majority of the Trust portfolio. Compensation for such services is paid by PNC. Non-affiliate service providers for the Trust are compensated from plan assets.

The following table provides information regarding our estimated future cash flows related to our various plans:

Estimated Cash Flows

			Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2006 employer contributions	None	$7	$25	$2

Estimated future benefit payments
2006	$97	$7	$25	$2
2007	103	7	25	2
2008	104	7	25	2
2009	111	8	25	2
2010	109	9	25	2
2011 – 2015	592	35	120	9

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

The components of net periodic pension and postretirement benefit cost/(income) were as follows:

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$33	$35	$36	$1	$1	$1	$2	$3	$2
Interest cost	65	65	62	4	4	4	14	17	16
Expected return on plan assets	(128)	(112)	(90)
Amortization of prior service cost	(1)	(1)	(1)				(7)	(6)	(6)
Recognized net actuarial loss	23	23	43	3	3	2	4	5	4
Curtailment (gain)		(1)
Losses due to settlements						4

Net periodic cost	$(8)	$9	$50	$8	$8	$11	$13	$19	$16

The weighted-average assumptions used (as of the beginning of each year) to determine net periodic costs shown above were as follows:

	Net Periodic Cost Determination
Year ended December 31	2005	2004	2003
Discount rate	5.25%	6.00%	6.75%
Rate of compensation increase	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	10.00	11.00	11.00
Ultimate trend	5.00	5.00	5.25
Year ultimate reached	2010	2010	2009
Expected long-term return on plan assets	8.50	8.50	8.50

The weighted-average assumptions used (as of the end of each year) to determine year-end obligations for both pension and postretirement benefits were as follows:

	At December 31
	2005	2004
Discount rate
Qualified pension	5.50%	5.25%
Nonqualified pension	5.40	5.25
Postretirement benefits	5.60	5.25
Rate of compensation increase	4.00	4.00
Assumed health care cost trend rate
Initial trend	10.00	10.00
Ultimate trend	5.00	5.00
Year to reach ultimate	2011	2010

As of December 31, 2005, the discount rate assumption was determined independently for each plan reflecting the duration of each plan’s obligations. Specifically, a yield curve was produced for a universe containing the majority of US-issued Aa grade corporate bonds, all of which were non-callable (or callable with make-whole provisions). Excluded from this yield curve were the 10% of the bonds with the highest yields and the 10% with the lowest yields. For each plan, the discount rate was determined as the level equivalent rate that would produce the same present value obligation as that using spot rates aligned with the projected benefit payments.

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Year ended December 31, 2005 – in millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year-end benefit obligation	13	(12)

MEDICARE REFORM

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of postretirement plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our actuaries have attested that the benefits we provide to certain participants are at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to a subsidy.

In accordance with FSP 106-2, the effects of the Act were considered an actuarial gain on December 31, 2004, and recognized in the same manner as other actuarial gains and losses. The Act reduced 2005 net periodic cost by $1 million.

DEFINED CONTRIBUTION PLANS

We have a contributory, qualified defined contribution plan that covers substantially all employees except those covered by other plans as identified below. Under this plan, employee contributions up to 6% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. The plan is a 401(k) plan and includes an employee stock ownership (“ESOP”) feature. Employee contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. All shares of PNC common stock held by the plan are part of the ESOP. Employee contributions to the plan for 2005, 2004 and 2003 were matched primarily by shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Effective November 22, 2005, we amended the plan to provide all participants the ability to diversify the matching portion of their plan account invested in shares of PNC common stock into other investments available within the plan. Prior to this amendment, only participants age 50 or older were permitted to exercise this diversification option. Employee benefits expense related to this plan was $47 million in 2005, $48 million in 2004 and $49 million in 2003. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Additionally, Hilliard Lyons sponsors a contributory, qualified defined contribution plan that covers substantially all of its employees who are not covered by the plan described above. Contributions to this plan are made in cash and include a base contribution for those participants employed at December 31, a matching of employee contributions, and a discretionary profit sharing contribution as determined by Hilliard Lyons’ Executive Compensation Committee. Employee benefits expense for this plan was $6 million in 2005 and $5 million in both 2004 and 2003.

Effective July 1, 2004, we adopted a separate qualified defined contribution plan that covers substantially all US-based PFPC employees not covered by our plan. The plan is a 401(k) plan and includes an ESOP feature. Under this plan, employee contributions of up to 6% of eligible compensation as defined by the plan may be matched annually based on PFPC performance levels. Participants must be employed as of December 31 of each year to receive this annual contribution. The performance-based employer matching contribution will be made primarily in shares of PNC common stock held in treasury, except in the case of those participants who have exercised their diversification election rights to have their matching portion in other investments available within the plan. Mandatory employer contributions to this plan are made in cash and include employer basic and transitional contributions. Employee-directed contributions are invested in a number of investment options available under the plan, including a PNC common stock fund and several BlackRock mutual funds, at the direction of the employee. Effective November 22, 2005, we amended the plan to provide all participants the ability to diversify the matching portion of their plan account invested in shares of PNC common stock into other investments available within the plan. Prior to this amendment, only participants age 50 or older were permitted to exercise this diversification option. Employee benefits expense for this plan, which was effective July 1, 2004, was $12 million in 2005 and $5 million for 2004. We measured employee benefits expense as the fair value of the shares and cash contributed to the plan.

We also maintain a nonqualified supplemental savings plan for certain employees.

NOTE 18 STOCK-BASED COMPENSATION PLANS

We have a long-term incentive award plan (“Incentive Plan”) that provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, and restricted stock and other incentive shares to executives and, other than incentive stock options, to non-employee directors. In any given year, the number of shares of PNC common stock available for grant under the Incentive Plan is limited to no more than 3% of total issued shares of common stock determined at the end of the preceding calendar year. Of this amount, no more than 20% is available for restricted stock and other incentive share awards. As of December 31, 2005 no incentive stock options, stock appreciation rights or performance unit awards were outstanding.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the date of grant. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable 12 months after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option price may be in cash or previously owned shares of common stock at market value on the exercise date.

Generally, options granted under the Incentive Plan vest ratably over a three year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123(R), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required upon adoption of SFAS 123(R), we will recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 within the first year of the grant date, in accordance with the service period provisions of the Incentive Plan.

A summary of stock option activity follows:

	Per Option
Shares in thousands	Exercise Price	Weighted-Average Exercise Price	Shares
January 1, 2003	$21.75 – 76.00	$55.33	15,541
Granted	43.41 – 54.07	44.41	4,080
Exercised	21.75 – 54.72	36.85	(730)
Terminated	29.25 – 74.59	54.10	(501)

December 31, 2003	21.75 – 76.00	53.67	18,390
Granted	49.66 – 57.42	53.94	2,301
Exercised	21.75 – 57.10	42.44	(1,354)
Terminated	38.17 – 74.59	58.38	(602)

December 31, 2004	29.06 – 76.00	54.37	18,735
Granted	52.36 – 64.26	53.83	2,439
Exercised	29.06 – 63.25	46.31	(2,439)
Terminated	37.43 – 74.59	57.33	(443)

December 31, 2005	31.13 – 76.00	55.30	18,292

Information about stock options outstanding at December 31, 2005 follows:

	Options Outstanding			Options Exercisable
December 31, 2005 Shares in thousands Range of exercise prices	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (in years)	Shares	Weighted-average exercise price
$31.13 – $42.99	1,389	$41.18	4.5	1,389	$41.18
43.00 – 52.99	4,640	46.45	5.6	3,382	46.92
53.00 – 59.99	8,655	55.17	6.6	5,248	56.05
60.00 – 76.00	3,608	72.42	4.7	3,563	72.55

Total	18,292	$55.30	5.8	13,582	$56.58

Options granted in 2005, 2004 and 2003 include options for 30,000 shares that were granted to non-employee directors in each year.

The weighted-average grant-date fair value of options granted in 2005, 2004 and 2003 was $8.72, $9.64, and $8.11 per option, respectively. At December 31, 2004 and 2003 options for 12,693,000 and 10,426,000 shares of common stock, respectively, were exercisable at a weighted-average price of $56.41 and $55.21, respectively.

There were no options granted in excess of market value in 2005, 2004 or 2003. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plan were 10,584,683 at December 31, 2005, 2004 and 2003.

As discussed in Note 1 Accounting Policies, we adopted the fair value recognition provisions of SFAS 123 prospectively to all employee awards including stock options granted, modified or settled after January 1, 2003. As permitted under SFAS 123, we recognize compensation expense for stock options on a straight-line basis over the pro rata vesting period. Compensation expense for stock options recognized in 2005 was $31 million compared with $22 million in 2004 and $12 million in 2003.

INCENTIVE SHARE AND RESTRICTED STOCK AWARDS

In 2003, we granted incentive share awards representing a maximum of 659,250 shares of PNC common stock to certain senior executives pursuant to the Incentive Plan. Issuance of shares pursuant to these incentive awards was subject to the achievement of one or more financial and other performance goals over a three-year period that ended December 31, 2005 and the approval of the Personnel and Compensation Committee of the Board of Directors. In February 2006, the Committee approved the issuance of 549,375 shares of common stock to satisfy these incentive awards. One-half of the shares vested immediately while the other half were issued as restricted shares with a vesting period ending December 31, 2006. Expense related to incentive share awards is recognized over the performance period and the employee service period.

In 2004, we granted incentive share awards representing a maximum of 879,000 shares of PNC common stock to certain senior executives pursuant to the Incentive Plan. In addition, awards under this grant would be increased by the amount of phantom dividends on the awards during the performance period converted to incentive shares and added to the award amount. Issuance of shares pursuant to these incentive awards was subject to the achievement of one or more financial and other performance goals over a two-year period that ended December 31, 2005 and the approval of the Personnel and Compensation Committee of the Board of Directors. Any shares awarded under this grant, other than those related to the conversion of phantom dividends, would be reduced on a share-for-share basis for shares issued pursuant to the 2003 incentive share awards discussed above. In February 2006, the Committee approved the issuance of 110,812 shares of common stock to satisfy the incentive awards under this grant. One-half of the shares vested immediately while the other half were issued as restricted shares with a vesting period ending December 31, 2006.

In 2000, we granted 245,000 shares of restricted stock to senior executives with a three-year vesting period. Of these, 35,000 shares were forfeited in 2002. The restricted period for all but 40,000 of the restricted shares ended November 15, 2003.

In 2002, we granted 109,138 shares of restricted stock to senior executives with vesting periods ranging from 24 months to 50 months. There were 737 and 1,551 restricted shares forfeited during 2004 and 2002, respectively. The restricted period for all but 48,686 shares ended during 2005.

In 2003, we granted 520,446 shares of restricted stock to senior executives with vesting periods ranging from 24 months to 47 months. There were 8,456, 2,607 and 7,062 restricted shares forfeited in 2005, 2004 and 2003, respectively.

In 2004, we granted 342,188 shares of restricted stock to senior executives with vesting periods ranging from 17 months to 43 months. Of these, 3,712 shares were forfeited in 2005 and 1,610 shares were forfeited in 2004. Additionally, we granted 369,854 shares of restricted stock to certain key employees. These shares vest 100% after three years. Of these, 26,934 shares were forfeited in 2005 and 11,232 shares were forfeited in 2004.

In 2005, we granted 440,631 shares of restricted stock to senior executives with vesting periods ranging from 36 months to 48 months. Of these, 3,245 restricted shares were forfeited in 2005. Additionally, we granted 339,110 shares of restricted stock to certain key employees. These shares vest 100% after three years. Of these, 24,635 restricted shares were forfeited in 2005.

We also granted 37,500, 63,500 and 67,900 shares of restricted stock to certain key employees in 2005, 2004 and 2003, respectively. These shares vest 25% after three years, 25% after four years and 50% after five years. Shares forfeited were 11,500, 11,375 and 10,975 in 2005, 2004 and 2003, respectively.

The weighted-average grant-date fair value of incentive share and restricted stock awards granted in 2005, 2004 and 2003 was $53.81, $54.46 and $44.23 per share, respectively. We recognized compensation expense for incentive share and restricted stock awards totaling $44 million, $25 million and $20 million in 2005, 2004 and 2003, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Our ESPP has approximately 1.5 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with us are eligible to participate in the ESPP at the commencement of the next six-month offering period. Beginning in June 2003, participants could purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. Previously, participants could purchase our common stock at 85% of the lesser of fair market value on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP.

Shares issued pursuant to the ESPP were as follows:

Year ended December 31	Shares	Price Per Share
2005	138,754	$51.74 and 58.74
2004	156,753	50.43 and 54.57
2003	361,064	35.87 and 51.99

PRO FORMA EFFECTS

A table is included in Note 1 Accounting Policies that sets forth pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized under SFAS 123, as amended, for stock options and the ESPP for 2005, 2004 and 2003.

For purposes of computing 2005 stock option expense and pro forma results, we estimated the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation plans and are not indicative of the impact on future periods.

The following assumptions were used in the option pricing model for purposes of estimating pro forma results as well as 2005 stock option expense.

•	The risk-free interest rate is based on the US Treasury yield curve;

•	The dividend yield represents average yields over the previous three-year period;

•	Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period; and

•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Year ended December 31	2005	2004	2003
Risk-free interest rate	3.8%	3.4%	3.1%
Dividend yield	3.8	3.6	3.5
Volatility	25.7	28.9	30.9
Expected life	4.8 yrs.	4.9 yrs.	5.0 yrs.

2002 BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

BlackRock’s long-term retention and incentive plan (“LTIP”) permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by BlackRock no later than March 2007. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock Class A common stock to be surrendered by PNC and distributed to LTIP participants in 2007, less income tax withholding. Shares attributable to value in excess of our $200 million LTIP funding requirement will be available to support BlackRock’s future long-term retention and incentive programs but are not subject to surrender until the programs are approved by BlackRock’s Compensation Committee of its Board of Directors and, as the majority shareholder, PNC. In connection with the Merrill Lynch transaction (see Note 26 Subsequent Event), we have confirmed our commitment to make available the full 4 million shares for use in the LTIP and future long-term incentive programs and clarified with BlackRock the circumstances under which any shares remaining after satisfaction of our obligations with respect to the LTIP will be made available. As a result of establishing the circumstances under which we will make these shares available, upon completion of the Merrill Lynch transaction, we will no longer have any approval rights with respect to any future program meeting the agreed upon standards. In addition, shares distributed to LTIP participants in 2007 will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash. BlackRock has granted approximately $230 million in LTIP Awards, net of forfeitures.

The LTIP Awards vest at the end of any three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007 during which the average closing price of BlackRock’s common stock is at least $62 per share. During the first quarter of 2005, BlackRock’s average closing stock price exceeded the $62 threshold and the stock price provision was met. In addition to the stock price threshold, the vesting of awards is contingent on the participants’ continued employment with BlackRock for periods ranging from two to five years through the payment date in early 2007.

We reported pretax charges in 2004 totaling $110 million in connection with the LTIP, including $96 million in the third quarter, based upon management’s determination during the third quarter of 2004 that the likelihood of vesting of the LTIP Awards was probable of reaching the stock price threshold. These amounts included a pro rata share of the estimated dilution of our investment in BlackRock that is expected to occur in 2007 when we transfer shares of BlackRock stock owned by PNC to fund a portion of the LTIP Awards.

We reported pretax expense of $64 million in 2005, including $16 million during the fourth quarter, related to the LTIP Awards.

NOTE 19 EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per common share calculations:

Year ended December 31 - in millions, except share and per share data	2005	2004	2003
CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change	$1,325	$1,197	$1,029
Less: Preferred dividends declared	1	1	1

Income before cumulative effect of accounting change applicable to basic earnings per common share	1,324	1,196	1,028

Cumulative effect of accounting change			(28)
Net income applicable to basic earnings per common share	$1,324	$1,196	$1,000

Basic weighted-average common shares outstanding (in thousands)	286,276	281,248	279,677

Basic earnings per common share before cumulative effect of accounting change	$4.63	$4.25	$3.68
Basic loss per common share from cumulative effect of accounting change			(.10)

Basic earnings per common share	$4.63	$4.25	$3.58

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (a)
Income before cumulative effect of accounting change	$1,325	$1,197	$1,029
Less: BlackRock adjustment for common stock equivalents	7	4	2

Income before cumulative effect of accounting change applicable to diluted earnings per common share	1,318	1,193	1,027
Cumulative effect of accounting change			(28)

Net income applicable to diluted earnings per common share	$1,318	$1,193	$999

Basic weighted-average common shares outstanding (in thousands)	286,276	281,248	279,677
Weighted-average common shares to be issued using average market price and assuming:
Conversion of preferred stock Series A and B	78	85	91
Conversion of preferred stock Series C and D	618	663	730
Conversion of debentures	2	10	14
Exercise of stock options	1,178	992	394
Incentive share awards	1,688	634	297

Diluted weighted-average common shares outstanding (in thousands)	289,840	283,632	281,203

Diluted earnings per common share before cumulative effect of accounting change	$4.55	$4.21	$3.65
Diluted loss per common share from cumulative effect of accounting change			(.10)

Diluted earnings per common share	$4.55	$4.21	$3.55

(a) Excludes stock options considered to be anti-dilutive (in thousands)	10,532	10,762	14,756

NOTE 20 INCOME TAXES

The components of income taxes are as follows:

Year ended December 31 In millions	2005	2004	2003
Current
Federal	$550	$720	$284
State	53	12	39

Total current	603	732	323
Deferred
Federal	(12)	(192)	205
State	13	(2)	11

Total deferred	1	(194)	216

Total	$604	$538	$539

Significant components of deferred tax assets and liabilities are as follows:

December 31 - in millions	2005	2004
Deferred tax assets
Allowance for loan and lease losses	$311	$277
Net unrealized securities losses	135	42
Compensation and benefits	56
Loan valuations related to institutional lending repositioning	10	25
Other	240	130

Total deferred tax assets	752	474

Deferred tax liabilities
Leasing	1,078	1,022
Depreciation	103	114
Compensation and benefits		6
Goodwill	206	144
Other	21	71

Total deferred tax liabilities	1,408	1,357

Net deferred tax liability	$656	$883

A reconciliation between the statutory and effective tax rates follows:

Year ended December 31	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes	2.2	.4	2.0
Tax-exempt interest	(1.1)	(.8)	(.4)
Life insurance	(1.0)	(1.1)	(1.3)
Tax credits	(1.8)	(2.4)	(2.5)
Reversal of deferred tax liabilities – BlackRock basis allocation	(2.3)
Other	(.2)	(.3)	.9

Effective tax rate	30.8%	30.8%	33.7%

At December 31, 2005 we had available $135 million of federal and $280 million of state income tax net operating loss carryforwards originating from acquired companies and $45 million in other state net operating losses which will expire from 2019 through 2025.

The AJCA created a one-time opportunity for US companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. We repatriated certain foreign earnings before December 31, 2005 to qualify for this deduction. The impact of the foreign earnings repatriation provision of the AJCA on our consolidated financial statements was not significant.

NOTE 21 SEGMENT REPORTING

We operate four major businesses engaged in providing banking, asset management and global fund processing products and services.

During the third quarter of 2005 we reorganized our banking businesses into two units, Retail Banking and Corporate & Institutional Banking, aligning our reporting with our client base and with the organizational changes we made in connection with our One PNC initiative. The Retail Banking business segment comprises consumer and small business customers. The Corporate & Institutional Banking business segment includes middle market and corporate customers. Amounts previously reported under several of our former business segments (Regional Community Banking, PNC Advisors and Wholesale Banking) have been reclassified to reflect this new reporting structure. Intercompany eliminations and other adjustments made to combine Regional Community Banking and PNC Advisors for prior periods were not significant. Our Current Reports on Form 8-K dated September 30, 2005 and December 28, 2005 contain additional information regarding this new segment reporting structure.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented.

Results of individual businesses are presented based on our management accounting practices and our operating structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual businesses are not necessarily comparable with similar information for any other company. We refine our methodologies from time to time as our management accounting practices are enhanced and our businesses and management structure change. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. As permitted under GAAP, we have aggregated the business results for certain operating segments for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC has been increased to reflect their legal entity shareholders’ equity. BlackRock’s capital is consistent with its separate public company financial statement disclosures.

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area. Our customers are serviced through approximately 840 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Ohio, Kentucky, Delaware and the Greater Washington, D.C. area, including Virginia and Maryland. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets. See Note 2 Acquisitions regarding the Riggs and United National acquisitions.

Corporate & Institutional Banking provides lending, treasury management, and capital markets products and services to mid-sized corporations, government entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, and securities underwriting, sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets and provides certain products and services nationally. See Note 2 Acquisitions regarding the Harris Williams acquisition.

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $453 billion of assets under management at December 31, 2005. BlackRock provides diversified investment management services to institutional and individual investors worldwide through a variety of fixed income, cash management, equity, and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name. See Note 2 Acquisitions regarding the SSRM acquisition and Note 26 Subsequent Event.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry, and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2005
INCOME STATEMENT
Net interest income (expense)	$1,577	$722	$35	$(33)	$(137)	$(10)	$2,154
Noninterest income	1,275	610	1,191	879	287	(80)	4,162

Total revenue	2,852	1,332	1,226	846	150	(90)	6,316
Provision for (recoveries of) credit losses	52	(30)			(1)		21
Depreciation and amortization	69	26	31	56	94		276
Other noninterest expense	1,646	696	819	629	319	(52)	4,057

Earnings before minority and other interests and income taxes	1,085	640	376	161	(262)	(38)	1,962
Minority and other interests in income of consolidated entities		(57)	3		87		33
Income taxes	403	217	139	57	(186)	(26)	604

Earnings	$682	$480	$234	$104	$(163)	$(12)	$1,325

Inter-segment revenue	$13	$11	$32	$4	$30	$(90)

AVERAGE ASSETS (a)	$27,862	$25,907	$1,848	$2,128	$32,473	$(1,670)	$88,548

2004
INCOME STATEMENT
Net interest income (expense)	$1,467	$693	$34	$(47)	$(184)	$6	$1,969
Noninterest income	1,223	573	725	810	294	(62)	3,563

Total revenue	2,690	1,266	759	763	110	(56)	5,532
Provision for (recoveries of) credit losses	61	5			(14)		52
Depreciation and amortization	60	22	21	45	68		216
Other noninterest expense	1,611	649	538	601	180	(60)	3,519

Earnings before minority and other interests and income taxes	958	590	200	117	(124)	4	1,745
Minority and other interests in income of consolidated entities		(43)	5		48		10
Income taxes	348	190	52	47	(101)	2	538

Earnings	$610	$443	$143	$70	$(71)	$2	$1,197

Inter-segment revenue	$10	$7	$33		$6	$(56)

AVERAGE ASSETS (a)	$24,496	$22,073	$1,145	$2,572	$26,863	$(1,883)	$75,266

2003
INCOME STATEMENT
Net interest income (expense)	$1,326	$676	$22	$(54)	$26		$1,996
Noninterest income	1,177	602	598	760	209	$(89)	3,257

Total revenue	2,503	1,278	620	706	235	(89)	5,253
Provision for credit losses	43	121			13		177
Depreciation and amortization	47	20	21	21	73		182
Other noninterest expense	1,527	614	348	578	305	(78)	3,294

Earnings before minority and other interests and income taxes	886	523	251	107	(156)	(11)	1,600
Minority and other interests in income of consolidated entities		(21)			53		32
Income taxes	320	153	96	43	(67)	(6)	539

Earnings	$566	$391	$155	$64	$(142)	$(5)	$1,029

Inter-segment revenue	$45	$5	$18	$7	$14	$(89)

AVERAGE ASSETS (a)	$19,463	$21,023	$967	$1,885	$25,839	$(1,898)	$67,279

(a)	Period-end balances for BlackRock and PFPC.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Item 7 of this Form 10-K due to the presentation in Item 7 of business revenues on a taxable-equivalent basis and classification differences related to BlackRock and PFPC. In addition, BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the Business Segments Review section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

NOTE 22 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax

Net unrealized securities gains (losses)
Balance at January 1, 2003			$179
2003 activity
Increase in net unrealized losses for securities held at year-end	$(159)	$55	(104)
Less: net gains realized in net income (a)	111	(39)	72

Net unrealized securities losses	(270)	94	(176)

Balance at December 31, 2003			3
2004 activity
Increase in net unrealized losses for securities held at year-end	(56)	20	(36)
Less: net gains realized in net income (a)	50	(17)	33

Net unrealized securities losses	(106)	37	(69)

Balance at December 31, 2004			(66)
2005 activity
Increase in net unrealized losses for securities held at year-end	(312)	109	(203)
Less: net losses realized in net income (a)	(44)	15	(29)

Net unrealized securities losses	(268)	94	(174)

Balance at December 31, 2005			$(240)

(a)	Pretax amounts represent net unrealized gains (losses) as of the prior year-end date that were realized in the subsequent year when the related securities were sold. These amounts differ from net securities gains included in the Consolidated Income Statement primarily because they do not include gains or losses realized on securities that were purchased and then sold during the same year.

	Pretax	Tax	After-tax
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at January 1, 2003			$135
2003 activity
Increase in net unrealized losses on cash flow hedge derivatives	$(69)	$24	(45)
Less: net gains realized in net income	65	(23)	42

Net unrealized losses on cash flow hedge derivatives	(134)	47	(87)

Balance at December 31, 2003			48
2004 activity
Increase in net unrealized losses on cash flow hedge derivatives	(30)	11	(19)
Less: net gains realized in net income	35	(12)	23

Net unrealized losses on cash flow hedge derivatives	(65)	23	(42)

Balance at December 31, 2004			6
2005 activity
Increase in net unrealized losses on cash flow hedge derivatives	(49)	17	(32)
Less: net gains realized in net income
Net unrealized losses on cash flow hedge derivatives	(49)	17	(32)

Balance at December 31, 2005			$(26)

Minimum pension liability adjustment
Balance at January 1, 2003			$(14)

2003 activity
Balance at December 31, 2003			(14)
2004 activity	$(2)	$1	(1)

Balance at December 31, 2004			(15)
2005 activity

Balance at December 31, 2005			$(15)

Other (b)
Balance at January 1, 2003			$21
2003 activity	$3	$(1)	2

Balance at December 31, 2003			23
2004 activity	(3)	1	(2)

Balance at December 31, 2004			21
2005 activity	(11)	4	(7)

Balance at December 31, 2005			$14

(b)	Consists of interest-only strip valuation adjustments and foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

December 31 – in millions	2005	2004
Net unrealized securities gains (losses)	$(240)	$(66)
Net unrealized gains (losses) on cash flow hedge derivatives	(26)	6
Minimum pension liability adjustment	(15)	(15)
Other	14	21

Accumulated other comprehensive income (loss)	$(267)	$(54)

NOTE 23 FAIR VALUE OF FINANCIAL INSTRUMENTS

	2005		2004
December 31 - in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and short-term assets	$6,957	$6,957	$7,126	$7,126
Securities	20,710	20,710	16,761	16,761
Loans held for sale	2,449	2,449	1,670	1,670
Net loans (excludes leases)	45,713	45,883	39,691	40,315
Other assets	965	965	818	818
Commercial mortgage servicing rights	344	403	242	321
Financial derivatives
Fair value hedges	108	108	217	217
Cash flow hedges	5	5
Free-standing derivatives	969	969	699	699

Liabilities
Demand, savings and money market deposits	43,914	43,914	40,097	40,097
Time deposits	16,361	16,215	13,172	13,188
Borrowed funds	17,186	17,323	12,211	12,429
Financial derivatives
Fair value hedges	30	30	7	7
Cash flow hedges	14	14	1	1
Free-standing derivatives	967	967	713	713
Unfunded loan commitments and letters of credit	77	98	57	76

The aggregate fair values in the table above do not represent our underlying market value as the table excludes the following:

•	real and personal property,

•	lease financing,

•	loan customer relationships,

•	deposit customer intangibles,

•	retail branch networks,

•	fee-based businesses, such as asset management and brokerage, and

•	trademarks and brand names.

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

The carrying amounts of private equity investments are recorded at fair value. Fair value of the noncertificated interest-only strips is estimated based on the discounted value of expected net cash flows. The equity investments carried at cost, including the FHLB and FRB stock, have a carrying value of approximately $321 million as of December 31, 2005, which approximates fair value.

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

NOTE 24 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $78 million and affordable housing limited partnerships of $47 million at December 31, 2005.

Additionally, in October 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million mezzanine fund, that will invest principally in subordinated debt securities with an equity component. Funding of this investment is expected to occur over a five-year period. The limited partnership will be consolidated for financial reporting purposes as PNC will have a 57% ownership interest.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2005 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.4 billion at December 31, 2005.

Assets valued as of December 31, 2005 of approximately $1 billion secured certain specifically identified standby letters of credit. Approximately $2.2 billion in recourse provisions from third parties was also available for this purpose as of December 31, 2005. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $60 million at December 31, 2005.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2005, the aggregate of PNC’s commitments under these facilities was $235 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At December 31, 2005, our total commitments under these facilities were $4.8 billion, of which $4.6 billion was related to Market Street.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during 2005. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At December 31, 2005, the total maximum potential exposure as a result of these indemnity obligations was approximately $5 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At December 31, 2005, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $14 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold on our Consolidated Balance Sheet was a net asset of $3 million at December 31, 2005. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $396 million at December 31, 2005. We purchased $343 million notional of credit default swaps to mitigate the exposure of certain written credit default swaps at December 31, 2005.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than 1 year to 12 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $179 million at December 31, 2005.

CONTINGENT PAYMENTS IN CONNECTION WITH CERTAIN ACQUISITIONS

A number of the acquisition agreements to which we are a party and under which we have purchased various types of assets, including the purchase of entire businesses, partial interests in companies, or other types of assets, require us to make additional payments in future years if certain predetermined goals are achieved or not achieved within a specific time period. Due to the nature of the contract provisions, we cannot quantify our total exposure that may result from these agreements.

NOTE 25 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Income Statement

Year ended December 31 - in millions	2005	2004	2003
OPERATING REVENUE
Dividends from:
Bank subsidiaries	$717	$895	$874
Non-bank subsidiaries	72	187	68
Interest income	8	4	2
Noninterest income	6

Total operating revenue	803	1,086	944

OPERATING EXPENSE
Interest expense	71	42	49
Other expense	11	5	26

Total operating expense	82	47	75

Income before income taxes and equity in undistributed net income of subsidiaries	721	1,039	869
Income tax benefits	(24)	(17)	(26)

Income before equity in undistributed net income of subsidiaries	745	1,056	895
Bank subsidiaries	396	98	189
Non-bank subsidiaries	184	43	(83)

Net income	$1,325	$1,197	$1,001

Balance Sheet

December 31 - in millions	2005	2004
ASSETS
Cash and due from banks	$3	$1
Short-term investments with subsidiary bank		8
Securities available for sale	293	383
Investments in:
Bank subsidiaries	7,140	6,414
Non-bank subsidiaries	2,504	1,556
Other assets	237	197

Total assets	$10,177	$8,559

LIABILITIES
Subordinated debt	$1,326	$871
Accrued expenses and other liabilities	288	215

Total liabilities	1,614	1,086

SHAREHOLDERS’ EQUITY	8,563	7,473

Total liabilities and shareholders’ equity	$10,177	$8,559

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

The parent company received net income tax refunds of $19 million in 2005 and $44 million in 2003. Such refunds represent the parent company’s portion of consolidated income taxes. The parent company made income tax payments of $9 million in 2004. The parent company paid interest of $94 million in 2005, $62 million in 2004 and $51 million in 2003.

Statement Of Cash Flows

Year ended December 31 - in millions	2005	2004	2003
OPERATING ACTIVITIES
Net income	$1,325	$1,197	$1,001
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net (earnings) loss of subsidiaries	(580)	(141)	(106)
Other	130	(18)	55

Net cash provided by operating activities	875	1,038	950

INVESTING ACTIVITIES
Net capital returned from (contributed to) subsidiaries	(271)	495	98
Securities available for sale
Sales and maturities	2,912	1,638	1,927
Purchases	(2,822)	(1,991)	(1,759)
Cash paid for acquisitions	(447)	(290)
Other	239		(12)

Net cash provided (used) by investing activities	(389)	(148)	254

FINANCING ACTIVITIES
Borrowings from non-bank subsidiary	150	1,100	145
Repayments on borrowings from non-bank subsidiary	(150)	(1,318)	(669)
Acquisition of treasury stock	(112)	(251)	(557)
Cash dividends paid to shareholders	(575)	(566)	(546)
Issuance of stock	203	144	124
Issuance of subordinated debt			300

Net cash used in financing activities	(484)	(891)	(1,203)

Increase (decrease) in cash and due from banks	2	(1)	1
Cash and due from banks at beginning of year	1	2	1

Cash and due from banks at end of year	$3	$1	$2

NOTE 26 SUBSEQUENT EVENT

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur on or around September 30, 2006, Merrill Lynch will own an approximate 49% economic interest in BlackRock.

As of December 31, 2005, we owned approximately 70% of BlackRock. Upon closing of this transaction, the carrying value of our investment in BlackRock will increase and, as a result, we will recognize an after-tax gain. We will deconsolidate BlackRock from PNC’s financial statements as required under generally accepted accounting principles and account for our investment in BlackRock under the equity method of accounting. We will continue to own approximately 44.5 million shares of BlackRock common stock, representing an ownership interest of approximately 34% of the larger company, and will have two seats on BlackRock’s Board of Directors including one director on the Executive Committee.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction.

Additional information on this transaction is included in our Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006 and in BlackRock’s Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

Dollars in millions, except per share data	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
SUMMARY OF OPERATIONS
Interest income	$1,034	$995	$901	$804	$743	$685	$658	$666
Interest expense	479	436	367	298	240	194	177	172

Net interest income	555	559	534	506	503	491	481	494
Provision for (recoveries of) credit losses (a)	24	16	(27)	8	19	13	8	12
Noninterest income (b)	1,151	1,113	925	973	904	838	910	911
Noninterest expense	1,142	1,156	1,036	999	949	981	910	895

Income before minority and noncontrolling interests and income taxes	540	500	450	472	439	335	473	498
Minority and noncontrolling interests in income (loss) of consolidated entities	4	14	9	6	5	(13)	11	7
Income taxes (c)	181	152	159	112	127	90	158	163

Net income	$355	$334	$282	$354	$307	$258	$304	$328

PER COMMON SHARE DATA
Book value	$29.21	$28.54	$28.35	$26.78	$26.41	$25.89	$25.01	$25.61
Basic earnings	1.22	1.16	.99	1.26	1.09	.92	1.08	1.16
Diluted earnings (d)	1.20	1.14	.98	1.24	1.08	.91	1.07	1.15

(a)	Second quarter 2005 amount reflects the impact of a $53 million loan recovery recognized during that quarter.
(b)	Noninterest income included equity management gains and net securities gains (losses) in each quarter as follows (in millions):

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
Equity management gains	$16	$36	$12	$32	$9	$16	$35	$7
Net securities gains (losses)	$(4)	$(2)	$(26)	$(9)	$10	$16	$14	$15

(c)	See Note 2 Acquisitions in the Notes To Consolidated Financial Statements regarding the $45 million reversal of deferred tax liabilities recognized in the first quarter of 2005.
(d)	The sum of quarterly amounts for the year 2005 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

Analysis Of Year-To-Year Changes In Net Interest Income

	2005/2004			2004/2003
	Increase/(Decrease) in Income/Expense Due to Changes in:			Increase/(Decrease) in Income/Expense Due to Changes in:
Taxable-equivalent basis - in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Securities available for sale and held to maturity
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$105	$43	$148	$(36)	$(23)	$(59)
U.S. Treasury and government agencies/corporations	34	75	109	73	(30)	43
State and municipal	(3)	(4)	(7)	8	1	9
Corporate stocks and other	(3)	5	2	(7)	5	(2)

Total securities available for sale	135	117	252	46	(55)	(9)
Securities held to maturity				(1)		(1)

Total securities available for sale and held to maturity	135	117	252	46	(56)	(10)
Loans, net of unearned income
Commercial	130	174	304	69	(81)	(12)
Commercial real estate	25	31	56	3	1	4
Consumer	111	66	177	176	(61)	115
Residential mortgage	110	1	111	47	(14)	33
Lease financing	(23)	(1)	(24)	(31)	(31)	(62)
Other	(2)	8	6	2		2

Total loans, net of unearned income	345	285	630	259	(179)	80
Loans held for sale	24	33	57	(1)		(1)
Federal funds sold and resale agreements	(15)	10	(5)	(4)	6	2
Other	60	1	61	48	(69)	(21)

Total interest-earning assets	$541	$454	$995	$311	$(261)	$50

Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$21	$231	$252	$7	$19	$26
Demand	1	23	24	3	(3)
Savings		5	5	2	3	5
Retail certificates of deposit	77	50	127	8	(35)	(27)
Other time	33		33	20	(14)	6
Time deposits in foreign offices	21	35	56	16	1	17

Total interest-bearing deposits	97	400	497	51	(24)	27
Borrowed funds
Federal funds purchased	2	43	45	14	2	16
Repurchase agreements	13	34	47	4	2	6
Bank notes and senior debt	14	39	53	(15)	3	(12)
Subordinated debt	23	35	58	41	(10)	31
Commercial paper	6	38	44	8	5	13
Other borrowed funds	45	8	53	(9)	(5)	(14)

Total borrowed funds	105	195	300	48	(8)	40

Total interest-bearing liabilities	187	610	797	94	(27)	67

Change in net interest income	$342	$(144)	$198	$228	$(245)	$(17)

Changes attributable to rate/volume are prorated into rate and volume components.

Average Consolidated Balance Sheet And Net Interest Analysis

	2005			2004			2003
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets
Securities available for sale and held to maturity
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$11,376	$488	4.29%	$8,857	$340	3.84%	$9,754	$399	4.09%
U.S. Treasury and government agencies/corporations	7,558	316	4.18	6,567	207	3.15	4,358	164	3.76
State and municipal	167	9	5.39	220	16	7.27	112	7	6.25
Corporate stocks and other	173	12	6.94	232	10	4.31	432	12	2.78

Total securities available for sale	19,274	825	4.28	15,876	573	3.61	14,656	582	3.97
Securities held to maturity	1			2			18	1	5.56

Total securities available for sale and held to maturity	19,275	825	4.28	15,878	573	3.61	14,674	583	3.97
Loans, net of unearned income
Commercial	19,007	1,142	6.01	16,627	838	5.04	15,336	850	5.54
Commercial real estate	2,609	158	6.06	2,137	102	4.77	2,072	98	4.73
Consumer	16,208	905	5.58	14,165	728	5.14	10,807	613	5.67
Residential mortgage	6,136	321	5.23	4,040	210	5.20	3,148	177	5.62
Lease financing	2,944	132	4.48	3,470	156	4.50	4,110	218	5.30
Other	453	22	4.86	506	16	3.16	444	14	3.15

Total loans, net of unearned income	47,357	2,680	5.66	40,945	2,050	5.01	35,917	1,970	5.48
Loans held for sale	2,301	104	4.52	1,636	47	2.87	1,664	48	2.88
Federal funds sold and resale agreements	985	25	2.54	1,670	30	1.80	1,954	28	1.43
Other	3,083	133	4.31	1,692	72	4.26	963	93	9.66

Total interest-earning assets/interest income	73,001	3,767	5.16	61,821	2,772	4.48	55,172	2,722	4.93
Noninterest-earning assets
Allowance for loan and lease losses	(632)			(608)			(668)
Cash and due from banks	3,164			2,895			2,734
Other assets	13,015			11,158			10,041

Total assets	$88,548			$75,266			$67,279

Liabilities, Minority and Noncontrolling Interests, Capital Securities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$17,930	403	2.25	$15,964	151.95		$15,163	125.82
Demand	8,224	56.68		7,902	32.40		7,197	32.44
Savings	2,645	16.60		2,684	11.41		2,106	6.28
Retail certificates of deposit	11,623	371	3.19	9,075	244	2.69	8,810	271	3.08
Other time	1,559	59	3.78	686	26	3.79	266	20	7.52
Time deposits in foreign offices	2,347	76	3.24	1,371	20	1.46	283	3	1.06

Total interest-bearing deposits	44,328	981	2.21	37,682	484	1.28	33,825	457	1.35
Borrowed funds
Federal funds purchased	2,098	71	3.38	1,957	26	1.33	904	10	1.11
Repurchase agreements	2,189	65	2.97	1,433	18	1.26	1,110	12	1.08
Bank notes and senior debt	3,198	114	3.56	2,687	61	2.27	3,364	73	2.17
Subordinated debt	4,044	197	4.87	3,506	139	3.96	2,510	108	4.30
Commercial paper	2,223	71	3.19	1,887	27	1.43	1,232	14	1.14
Other borrowed funds	2,447	81	3.31	1,045	28	2.68	1,371	42	3.06

Total borrowed funds	16,199	599	3.70	12,515	299	2.39	10,491	259	2.47

Total interest-bearing liabilities/interest expense	60,527	1,580	2.61	50,197	783	1.56	44,316	716	1.62
Noninterest-bearing liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity
Demand and other noninterest-bearing deposits	13,309			12,015			10,637
Allowance for unfunded loan commitments and letters of credit	80			90			82
Accrued expenses and other liabilities	6,098			5,389			4,855
Minority and noncontrolling interests in consolidated entities	542			455			317
Mandatorily redeemable capital securities of subsidiary trusts							421
Shareholders’ equity	7,992			7,120			6,651

Total liabilities, minority and noncontrolling interests, capital securities and shareholders’ equity	$88,548			$75,266			$67,279

Interest rate spread			2.55			2.92			3.31
Impact of noninterest-bearing sources			.45			.30			.33

Net interest income/margin		$2,187	3.00%		$1,989	3.22%		$2,006	3.64%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS 115 adjustments to fair value which are included in other assets). Loan fees for the years ended December 31, 2005, 2004 and 2003 were $91 million, $109 million and $110 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2005, 2004 and 2003 were $33 million, $20 million and $10 million, respectively.

LOANS OUTSTANDING

December 31 - in millions	2005	2004	2003	2002	2001
Commercial	$19,325	$17,438	$15,082	$14,987	$15,205
Commercial real estate	3,162	1,980	1,824	2,267	2,372
Consumer	16,173	15,606	11,855	9,854	9,164
Residential mortgage	7,307	4,772	2,886	3,921	6,395
Lease financing	3,628	4,096	5,147	5,081	5,557
Other	341	505	518	415	445

Total loans	49,936	44,397	37,312	36,525	39,138
Unearned income	(835)	(902)	(1,009)	(1,075)	(1,164)

Total loans, net of unearned income (a)	$49,101	$43,495	$36,303	$35,450	$37,974

(a)	Includes $2.3 billion at December 31, 2004 and $2.2 billion at December 31, 2003 related to Market Street, which was deconsolidated effective October 17, 2005.

NONPERFORMING ASSETS AND RELATED INFORMATION
December 31 - dollars in millions	2005	2004	2003	2002	2001
Nonaccrual loans
Commercial	$134	$89	$213	$226	$188
Lease financing	17	5	11	57	11
Commercial real estate	14	14	6	7	4
Consumer	10	11	11	11	3
Residential mortgage	15	21	24	7	5

Total nonaccrual loans	$190	$140	$265	$308	$211
Troubled debt restructured loan		3	1	1

Total nonperforming loans	190	143	266	309	211

Nonperforming loans held for sale (a)	1	3	27	97	169
Foreclosed and other assets
Lease	13	14	17
Residential mortgage	9	10	9	6	3
Commercial real estate					1
Other	3	5	9	6	7

Total foreclosed and other assets	25	29	35	12	11

Total nonperforming assets (b)	$216	$175	$328	$418	$391

Nonperforming loans to total loans	.39%	.33%	.73%	.87%	.56%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.42	.39	.87	1.13	.93
Nonperforming assets to total assets	.23	.22	.48	.63	.56

Interest on nonperforming loans
Computed on original terms	$16	$11	$29	$23	$27
Recognized	5	2	5	10	10

Past due loans
Accruing loans past due 90 days or more	$46	$49	$57	$115	$159
As a percentage of total loans	.09%	.11%	.16%	.32%	.42%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$47	$9	$6	$32	$33
As a percentage of total loans held for sale	1.92%	.54%	.43%	1.99%	.79%

(a)	Includes $1 million, $2 million, $10 million, $17 million and $6 million of troubled debt restructured loans held for sale at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(b)	Excludes equity management assets that are carried at estimated fair value of $25 million (including $7 million of troubled debt restructured assets) at December 31, 2005, $32 million (including $11 million of troubled debt restructured assets) at December 31, 2004, $37 million (including $5 million of troubled debt restructured assets) at December 31, 2003, $40 million (including $12 million of troubled debt restructured assets) at December 31, 2002 and $18 million at December 31, 2001.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 - dollars in millions	2005	2004	2003	2002	2001
Allowance for loan and lease losses at beginning of year	$607	$632	$673	$560	$598
Charge-offs
Commercial	(52)	(113)	(168)	(194)	(876)
Commercial real estate	(1)	(2)	(3)	(3)	(37)
Consumer	(45)	(43)	(39)	(40)	(42)
Residential mortgage	(2)	(3)	(4)	(5)	(2)
Lease financing	(29)	(5)	(46)	(25)	(28)

Total charge-offs	(129)	(166)	(260)	(267)	(985)

Recoveries
Commercial (a)	82	31	32	26	17
Commercial real estate	1	1	1	1	1
Consumer	15	12	12	14	16
Residential mortgage	1	1	1	1
Lease financing	1	6	3	2	2

Total recoveries	99	51	49	44	37

Net charge-offs (a)	(30)	(115)	(211)	(223)	(948)
Provision for credit losses	21	52	177	309	903
Acquisitions	23	22	41
Net change in allowance for unfunded loan commitments and letters of credit	(25)	16	(7)	(14)	7

Allowance for loan and lease losses at end of year	$596	$607	$632	$673	$560

Allowance as a percent of period-end
Loans	1.21%	1.40%	1.74%	1.90%	1.47%
Nonperforming loans	314	424	238	218	265
As a percent of average loans
Net charge-offs (a) (b)	.06	.28	.59	.60	2.12
Provision for credit losses (c)	.04	.13	.49	.83	2.01
Allowance for loan and lease losses	1.26	1.48	1.76	1.81	1.25
Allowance as a multiple of net charge-offs (a) (b)	19.87	x	5.28	x	3.00	x	3.02	x	.59	x

(a)	Amounts for 2005 reflect the impact of a $53 million loan recovery in that year. Excluding this recovery, net charge-offs would have been .18% of average loans and the allowance as a multiple of net charge-offs would have been 7.18x.
(b)	Excluding $804 million of net charge-offs in 2001 related to the institutional lending repositioning initiative, net charge-offs would have been .32% of average loans and the allowance as a multiple of net charge-offs would have been 3.89x.
(c)	Excluding $714 million of provision in 2001 related to the institutional lending repositioning initiative, provision for credit losses would have been .42% of average loans.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2005, the portion of the reserves for these factors was $59 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2005		2004		2003		2002		2001
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$489	39.2%	$503	40.1%	$514	41.5%	$504	42.3%	$392	40.0%
Commercial real estate	32	6.4	26	4.5	34	5.1	52	6.4	63	6.3
Consumer	24	33.1	35	35.9	28	32.6	28	27.8	39	24.1
Residential mortgage	7	14.9	6	11.0	7	8.0	10	11.0	8	16.8
Lease financing	41	5.7	33	7.3	44	11.4	75	11.3	53	11.6
Other	3.7		4	1.2	5	1.4	4	1.2	5	1.2

Total	$596	100%	$607	100.0%	$632	100.0%	$673	100.0%	$560	100.0%

SHORT-TERM BORROWINGS

Federal funds purchased include overnight borrowings and term federal funds, which are payable at maturity. Repurchase agreements generally have maturities of 18 months or less. Approximately 59% of our total bank notes mature in 2006. The commercial paper is issued in maturities not to exceed 270 days. Other short-term borrowings primarily consist of overnight borrowings which are secured by collateral and US Treasury, tax and loan borrowings, which are payable on demand. At December 31, 2005, 2004 and 2003, $5.3 billion, $3.7 billion and $3.2 billion, respectively, notional value of interest rate swaps were designated to borrowed funds. The effect of these swaps is included in the rates set forth in the following table.

SHORT-TERM BORROWINGS

	2005		2004		2003
Dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
Year-end balance	$4,128	4.07%	$219	1.86%	$169.96%
Average during year	2,098	3.38	1,957	1.33	904	1.11
Maximum month-end balance during year	4,128		2,648		2,358
Repurchase agreements
Year-end balance	1,691	3.88	1,376	2.00	1,081.96
Average during year	2,189	2.97	1,433	1.26	1,110	1.08
Maximum month-end balance during year	3,407		2,490		1,254
Bank notes
Year-end balance	1,437	4.32	1,250	2.45	749	1.37
Average during year	1,289	3.37	889	1.81	1,099	1.57
Maximum month-end balance during year	1,600		1,250		1,853
Commercial paper
Year-end balance	10	4.25	2,251	2.34	2,226	1.14
Average during year	2,223	3.19	1,887	1.43	1,232	1.14
Maximum month-end balance during year	3,998		2,251		2,570
Other
Year-end balance	1,341	2.97	1,383	3.02	93	3.54
Average during year	1,664	2.32	514	2.21	109	3.30
Maximum month-end balance during year	3,361		1,383		162

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2005 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$6,751	$10,450	$2,124	$19,325
Real estate projects	894	1,216	134	2,244

Total	$7,645	$11,666	$2,258	$21,569

Loans with Predetermined rate	$1,060	$1,313	$847	$3,220
Floating or adjustable rate	6,585	10,353	1,411	18,349

Total	$7,645	$11,666	$2,258	$21,569

At December 31, 2005, $555 million notional of pay-fixed interest rate swaps, futures and total return swaps were designated to commercial loans as part of fair value hedge strategies. The changes in fair value of the loans attributable to the hedged risk are included in the commercial loan amount in the above table. In addition, interest rate swaps were designated as part of the cash flow hedging strategy that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of a risk management strategy.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $2.0 billion at December 31, 2005, substantially all of which are in denominations of $100,000 or more. The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2005 – in millions	Certificates of Deposit
Three months or less	$823
Over three through six months	732
Over six through twelve months	1,426
Over twelve months	2,084

Total	$5,065

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends we declared per common share.

	High	Low	Close	Cash Dividends Declared
2005 Quarter
First	$57.57	$50.30	$51.48	$.50
Second	55.90	49.35	54.46	.50
Third	58.95	53.80	58.02	.50
Fourth	65.66	54.73	61.83	.50

Total				$2.00

2004 Quarter
First	$59.79	$52.68	$55.42	$.50
Second	56.00	50.70	53.08	.50
Third	54.22	48.90	54.10	.50
Fourth	57.64	50.70	57.44	.50

Total				$2.00

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	MANAGEMENT’S RESPONSIBILITY FOR INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The PNC Financial Services Group, Inc. and subsidiaries (“PNC”) is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff, which reports to the Audit Committee of the Board of Directors. Internal auditors test the operation of the internal control system and report findings to management and the Audit Committee, and appropriate corrective and other actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee, composed solely of independent directors, provides oversight to management’s conduct of the financial reporting process.

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that PNC maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited the Consolidated Financial Statements included in this Report, has issued a report on management’s assessment and on the effectiveness of PNC’s internal control over financial reporting as of December 31, 2005. The report of Deloitte & Touche LLP follows.

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of

The PNC Financial Services Group, Inc.

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying “Management’s Responsibility For Internal Control Over Financial Reporting” that The PNC Financial Services Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 3, 2006

(c)	Internal Controls and Disclosure Controls and Procedures

As of December 31, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005, and that there has been no change in internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information regarding our directors, nominees, executive officers, Audit Committee and Audit Committee financial experts, and shareholder nominations required by this item is included under the captions “Election of Directors – Information Concerning Nominees,” “Transactions Involving Directors And Executive Officers – Family Relationships,” “Corporate Governance At PNC – The Audit Committee,” and “Corporate Governance At PNC – Shareholder Proposals And Nominations” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 25, 2006 and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 25, 2006 and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the caption, “Executive Officers of the Registrant” and “Directors of the Registrant.”

Our PNC Code of Business Conduct and Ethics is available in the corporate governance section of the “For Investors” page of our corporate website at www.pnc.com. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including the Chairman and Chief Executive Officer, the Chief Financial Officer and the Controller) will be posted at this internet address.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Board Of Directors And Committees Of The Board – Compensation Of Directors, Deferred Compensation Plans, and Other Director Benefits” and “Compensation Of Executive Officers” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 25, 2006 and is incorporated herein by reference. In accordance with Item 402(a) (8) and (9) of Regulation S-K, we exclude the information set forth under the captions “Personnel and Compensation Committee Report” and “Common Stock Performance Graph” in such Proxy Statement from this Report.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership Of Directors, Nominees, And Executive Officers” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 25, 2006 and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2005 is included in the table which follows. Additional information regarding these plans is included in Note 18 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2005

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)
Stock Options	18,292,554	$55.30
Incentive Share Awards (Note 2)	1,578,872	N/A

Subtotal	19,871,426		13,530,373

1996 Executive Incentive Award Plan
Incentive Awards		N/A	180,287
Employee Stock Purchase Plan		(Note 3)	1,518,933
1992 Director Share Incentive Plan		N/A	370,799

Total approved by security holders	19,871,426		15,600,392

Equity compensation plans not approved by security holders	None	N/A	None

Total	19,871,426		15,600,392

N/A – not applicable

Note 1 – The maximum number of shares that may be issued or as to which grants or awards may be made under the 1997 Long-Term Incentive Award Plan (excluding shares issued pursuant to grants or awards made prior to February 20, 1997) is (i) 10,141,853 shares plus (ii) as of January 1 of each calendar year commencing with 1998 an additional number of shares equal to 1.5% of the total issued shares of common stock (including reacquired shares) at the end of the immediately preceding calendar year. However, no more than 3% of the total issued shares of common stock (including reacquired shares) at the end of the immediately preceding calendar year is cumulatively available for grants and awards made in any calendar year. In addition, incentive share awards (including restricted stock) granted during any calendar year may not exceed 20% of the maximum number of shares available for grants and awards made during such calendar year.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Transactions Involving Directors And Executive Officers” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 25, 2006 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Auditors,” excluding the information set forth under the caption “Report Of The Audit Committee,” in our Proxy Statement to be filed for the annual meeting of shareholders to be held on April 25, 2006 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

(a) (2) (b), and (c) FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are being filed.

(a) (3) and (b) EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-4 of this Form 10-K are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PNC FINANCIAL SERVICES GROUP, INC.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 15, 2006.

	Signature	Capacities

	/s/ James E. Rohr	Chairman, Chief Executive Officer and Director
	James E. Rohr	(Principal Executive Officer)

	/s/ Richard J. Johnson	Chief Financial Officer
	Richard J. Johnson	(Principal Financial Officer)

	/s/ Samuel R. Patterson	Controller
	Samuel R. Patterson	(Principal Accounting Officer)

	* Paul W. Chellgren; Robert N. Clay; J. Gary Cooper; George A. Davidson, Jr.; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Thomas H. O’Brien; Jane G. Pepper; Lorene K. Steffes; Dennis F. Strigl; Stephen G. Thieke; Thomas J. Usher; Milton A. Washington; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

3.1	Articles of Incorporation of the Corporation, as amended and restated effective as of August 29, 2005	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s Current Report on Form 8-K dated August 25, 2005 (“August 25, 2005 Form 8-K”)

3.2	By-Laws of the Corporation, as amended and restated effective as of December 14, 2005	Incorporated herein by reference to Exhibit 3.5 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“3rd Quarter 2005 Form 10-Q”)

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series A	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s August 25, 2005 Form 8-K

4.3	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s August 25, 2005 Form 8-K

4.4	Terms of $1.60 Cumulative Convertible Preferred Stock, Series C	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s August 25, 2005 Form 8-K

4.5	Terms of $1.80 Cumulative Convertible Preferred Stock, Series D	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s August 25, 2005 Form 8-K

4.6	Terms of Series G Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s August 25, 2005 Form 8-K

4.7	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.3 of the Corporation’s August 25, 2005 Form 8-K

4.8	Rights Agreement between the Corporation and The Chase Manhattan Bank dated May 15, 2000	Incorporated herein by reference to Exhibit 1 to the Corporation’s Report on Form 8-A filed May 23, 2000

4.9	First Amendment to Rights Agreement between the Corporation, The Chase Manhattan Bank, and Computershare Investor Services, LLC dated January 1, 2003	Incorporated herein by reference to Exhibit 4.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”)

4.10	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“3rd Quarter 2004 Form 10-Q”)

4.11	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.12	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.13	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.14	Indenture, dated February 23, 2005, between BlackRock, Inc. and JPMorgan Chase Bank, N.A., as trustee	Incorporated herein by reference to BlackRock, Inc.’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004 (“BlackRock 2004 Form 10-K”)

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (“2nd Quarter 2004 Form 10-Q”)*

10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.3	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.4	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.5	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.6	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.7	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.8	AJCA transition guidance amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Filed herewith*

10.9	1992 Director Share Incentive Plan	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999*

10.10	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“1st Quarter 2004 Form 10-Q”)*

10.11	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.12	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.13	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.14	The Corporation’s Employee Stock Purchase Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s 2nd Quarter 2004 Form 10-Q

10.15	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.16	2005 Forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)*

10.17	2006 Forms of employee stock option, restricted stock and restricted deferral agreements	Filed herewith*

10.18	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.19	2005 Form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.20	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.36 of the 3rd Quarter 2005 Form 10-Q*

10.21	Form of senior officer change in control severance agreement	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996*

10.22	Forms of first amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000*

10.23	Forms of second amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.24	Forms of third amendment to senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.25	Form of other officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.31 of the 3rd Quarter 2004 Form 10-Q*

10.26	BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2002 (“BlackRock 3rd Quarter 2002 Form 10-Q”)

10.27	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated by reference to BlackRock, Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended March 31, 2004

10.28	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan	Incorporated herein by reference to the BlackRock 2004 Form 10-K

10.29	Share Surrender Agreement, dated October 10, 2002, among BlackRock, Inc., PNC Asset Management, Inc., and the Corporation	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q

10.30	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among BlackRock, Inc., PNC Bancorp, Inc. and the Corporation	Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K (Commission File No. 001-15305) filed February 22,2006 (“BlackRock February 22, 2006 Form 8-K”)

10.31	Initial Public Offering Agreement, dated September 30, 1999, among BlackRock, Inc., The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.	Incorporated by reference to BlackRock, Inc.’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the SEC on May 13, 1999 (“1999 BlackRock Form S-1 as amended”)

10.32	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among the Corporation, PNC Asset Management, Inc. and BlackRock, Inc.	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q

10.33	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates	Incorporated by reference to the 1999 BlackRock Form S-1 as amended

10.34	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among BlackRock, Inc., PNC Asset Management, Inc. and certain employees of BlackRock, Inc. and its affiliates	Incorporated by reference to the BlackRock 3rd Quarter 2002 Form 10-Q

10.35	Implementation and Stockholder Agreement, dated as of February 15, 2006, among BlackRock, Inc., New Boise, Inc. and the Corporation	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K

10.36	PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004	Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.37	Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2005, between the Corporation and Riggs National Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated February 10, 2005

10.38	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Inc., New Boise, Inc. and Boise Merger Sub, Inc.	Incorporated by reference to the BlackRock February 22, 2006 Form 8-K

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1	Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order	Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated July 18, 2002

99.2	Deferred Prosecution Agreement between PNC ICLC Corp. and the United States Department of Justice	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated June 2, 2003

99.3	Order granting motion of the United States Department of Justice seeking dismissal of complaint originally filed pursuant to the terms of the Deferred Prosecution Agreement between PNC ICLC Corp. and the United States Department of Justice	Incorporated herein by reference to Exhibit 99.12 of the Corporation’s 2nd Quarter 2004 Form 10-Q

99.4	Agreement and Plan of Merger, dated as of August 21, 2003, by and among the Corporation, United National Bancorp and PNC Bancorp Inc.	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated September 2, 2003

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718 and to filings by BlackRock, Inc. are to SEC File No. 001-15305.
*	Denotes management contract or compensatory plan.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov or from the SEC’s public reference section at 100 F Street NE, Room 1580, Washington, D.C. 20549 at prescribed rates. The Exhibits are also available as part of this Form 10-K on or through PNC’s corporate website at www.pnc.com in the “For Investors” section. Shareholders may also obtain copies without charge by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.

E-4