Form 10-Q
period 2006-03-31
PNC FINANCIAL SERVICES GROUP INC
filed 2006-05-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes   ☒         No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:.

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

Yes   ☐         No   ☒

As of April 28, 2006, there were 295,992,848 shares of the registrant’s common stock ($5 par value) outstanding.

The PNC Financial Services Group, Inc.

Cross-Reference Index to 2006 First Quarter Form 10-Q

CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended March 31
Unaudited	2006	2005

FINANCIAL PERFORMANCE
Revenue
Net interest income (taxable-equivalent basis) (a)	$563	$512
Noninterest income	1,185	974
Total revenue	$1,748	$1,486
Net income	$354	$354
Per common share
Diluted earnings	$1.19	$1.24
Cash dividends declared (b)	$.50	$.50

SELECTED RATIOS
Net interest margin	2.95%	3.02%
Noninterest income to total revenue	68	66
Efficiency	67	68
Return on
Average common shareholders’ equity	16.67%	19.17%
Average assets	1.56	1.72

See page 30 for a glossary of certain terms used in this Report.

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

The following is a reconciliation of net interest income as reported on the Consolidated Income Statement to net interest income on a taxable-equivalent basis (in millions):

	Three months ended March 31
	2006	2005
Net interest income, GAAP basis	$556	$506
Taxable-equivalent adjustment	7	6

Net interest income, taxable-equivalent basis	$563	$512

(b)	Our Board of Directors approved a quarterly cash dividend payable April 24, 2006 of $.55 per common share, an increase of 10% from the dividend paid in the first quarter of 2006.

Unaudited	March 31 2006	December 31 2005	March 31 2005
BALANCE SHEET DATA (dollars in millions, except per share data)
Assets	$93,257	$91,954	$83,359
Loans	49,521	49,101	44,674
Allowance for loan and lease losses	597	596	600
Securities	21,529	20,710	18,449
Loans held for sale	2,266	2,449	2,067
Deposits	60,899	60,275	55,169
Borrowed funds	16,440	16,897	14,514
Shareholders’ equity	8,781	8,563	7,579
Common shareholders’ equity	8,774	8,555	7,571
Book value per common share	29.70	29.21	26.78
Common shares outstanding (millions)	295	293	283
Loans to deposits	81%	81%	81%

ASSETS UNDER MANAGEMENT (billions)	$504	$494	$432

FUND ASSETS SERVICED (billions)
Accounting/administration net assets	$750	$835	$745
Custody assets	383	476	462

CAPITAL RATIOS
Tier 1 risk-based	8.8%	8.3%	8.7%
Total risk-based	12.5	12.1	12.6
Leverage	7.6	7.2	7.3
Tangible common equity	5.2	5.0	5.3
Common shareholders’ equity to assets	9.4	9.3	9.1

ASSET QUALITY RATIOS
Nonperforming assets to loans, loans held for sale and foreclosed assets	.40%	.42%	.35%
Nonperforming loans to loans	.37	.39	.29
Net charge-offs to average loans (for the three months ended)	.15	.33	.11
Allowance for loan and lease losses to loans	1.21	1.21	1.34
Allowance for loan and lease losses to nonperforming loans	328	314	458

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2005 Annual Report on Form 10-K (“2005 Form 10-K”). We have reclassified certain prior period amounts to conform with the current year presentation. For information regarding certain business and regulatory risks, see the Risk Factors and Risk Management sections in this Financial Review and Items 1A and 7 of our 2005 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Policies And Judgments sections in this Financial Review for certain other factors that could cause actual results or future events to differ, perhaps materially, from those anticipated in the forward-looking statements included in this Report or from historical performance. See Note 13 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (“GAAP”) basis.

EXECUTIVE SUMMARY

THE PNC FINANCIAL SERVICES GROUP, INC.

PNC is one of the largest diversified financial services companies in the United States, operating businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. We operate directly and through numerous subsidiaries, providing many of our products and services nationally and others in our primary geographic markets in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky and the greater Washington, DC area. We also provide certain asset management and global fund processing services internationally.

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

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur on or around September 30, 2006, BlackRock’s assets under management would increase to approximately $1 trillion and Merrill Lynch would own 65 million shares, or approximately 49%, of the combined company. At the closing of the transaction, we expect to continue to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34%. In addition, upon closing, the carrying value of our investment in BlackRock would increase, based on the price of BlackRock stock at the time of announcement of this transaction and other factors, resulting in our recognizing an after-tax gain we currently estimate to be approximately $1.6 billion. This gain would significantly enhance our capital position and our tangible common equity ratio.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction.

Additional information on this transaction is included in Note 2 Acquisitions in the Notes To Consolidated Financial Statements in this Report. To the extent that statements we make in this Report about our expectations for future results include results from BlackRock, those expectations do not give any effect to the impact to PNC from the change in accounting for PNC’s interest in BlackRock that would take place when BlackRock and Merrill Lynch close this transaction.

THE ONE PNC INITIATIVE

As further described in our 2005 Form 10-K, the One PNC initiative began in January 2005 and is an ongoing, company-wide initiative with goals of moving closer to the customer, improving our overall efficiency and targeting resources to more value-added activities. PNC expects to realize $400 million of total pretax earnings benefit by mid-2007 from this initiative.

PNC plans to achieve approximately $300 million of cost savings initiatives through a combination of workforce reduction and other efficiencies. Of the approximately 3,000 positions to be eliminated, approximately 2,100 had been eliminated as of March 31, 2006. We estimate that these changes will result in employee severance and other implementation costs of approximately $74 million, including $54 million recognized during the second half of 2005 and $5 million recognized during the first quarter of 2006. We expect that the remaining charges of approximately $15 million will be incurred later in 2006 and early 2007. In addition, PNC intends to achieve at least $100 million in net revenue growth through the implementation of various pricing and business growth enhancements driven by the One PNC initiative. Initiatives are progressing according to plan.

We realized a net pretax financial benefit from the One PNC program of approximately $60 million in the first quarter of 2006. We expect to capture approximately $265 million in value by the end of 2006 as originally planned.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by several external factors outside of our control, including:

•	General economic conditions,
•	Loan demand and utilization of credit commitments,
•	The level of interest rates, and the shape of the interest rate yield curve,
•	The performance of the capital markets, and
•	Customer demand for other products and services.

In addition to changes in general economic conditions, including the direction, timing and magnitude of movement in interest rates and the performance of the capital markets, our success in the remainder of 2006 will depend, among other things, upon:

•	Further success in the acquisition, growth and retention of customers,
•	Successful execution of the One PNC initiative,
•	Revenue growth,
•	A sustained focus on expense management and improved efficiency,
•	Maintaining strong overall asset quality, and
•	Prudent risk and capital management.

SUMMARY FINANCIAL RESULTS

	Three months ended
In millions, except per share data	March 31, 2006	March 31, 2005
Net income	$354	$354
Diluted earnings per share	$1.19	$1.24
Return on
Average common shareholders’ equity	16.67%	19.17%
Average assets	1.56%	1.72%

Results for the first quarter of 2005 reflected the impact of the reversal of deferred tax liabilities that benefited earnings by $45 million, or $.16 per diluted share, in that quarter related to our transfer of ownership in BlackRock from PNC Bank, National Association (“PNC Bank, N.A.”) to PNC Bancorp, Inc. that occurred in January 2005.

Our first quarter 2006 performance included the following accomplishments:

•	Apart from the impact of the first quarter 2005 tax benefit referred to above, net income for the first quarter of 2006 improved compared with the prior year first quarter, driven by strong performance from Retail Banking, BlackRock and PFPC,
•	Average deposits for the first quarter increased $7.6 billion, or 14%, compared with the first quarter of 2005,
•	Average loans increased $5.2 billion , or 12%, compared with the prior year first quarter, and
•	Asset quality remained very strong.

In addition, in April 2006, we announced a 10% increase to our second quarter cash dividend on common stock, to $.55 per share, reflecting our commitment to improving shareholder return and our confidence in PNC’s profitability.

BALANCE SHEET HIGHLIGHTS

Total assets were $93.3 billion at March 31, 2006. Total average assets were $92.1 billion for the first quarter of 2006 compared with $83.4 billion for the first quarter of 2005. This increase was primarily attributable to an $8.5 billion increase in interest-earning assets. An increase of $5.2 billion in average loans was the primary factor for the increase in average interest-earning assets. In addition, average total securities increased $4.0 billion in the first quarter of 2006 compared with the prior year period. We do not expect balance sheet growth to continue at this pace.

Average total loans were $49.1 billion for the first quarter of 2006 and $44.0 billion in the first quarter of 2005. This increase was driven by continued improvements in market loan demand and targeted sales efforts across our banking businesses, as well as our expansion into the greater Washington, DC area that began in the second quarter of 2005. The increase in average total loans reflected growth in residential mortgages of approximately $2.4 billion, commercial loans of approximately $1.6 billion, and commercial real estate loans of approximately $1.0 billion. In addition, average loans for the first quarter of 2005 included $2.1 billion related to Market Street Funding (“Market Street”) which was deconsolidated in October 2005. Loans represented 64% of average interest-earning assets for the first quarter of 2006 and 65% for the first quarter of 2005.

Average securities totaled $20.9 billion for the first quarter of 2006 and $16.9 billion for the first quarter of 2005. Of this increase, $3.4 billion was attributable to increases in mortgage-backed, asset-backed, and other debt securities. The higher average securities balances also reflected our expansion into the greater Washington, DC area. Securities comprised 27% of average interest-earning assets for the first quarter of 2006 and 25% for the first quarter of 2005.

Average total deposits were $61.0 billion for the first quarter of 2006, an increase of $7.6 billion over the first quarter of 2005. The increase in average total deposits was driven primarily by the impact of higher certificates of deposit, money market account and noninterest-bearing deposit balances, and by higher Eurodollar deposits. Similar to its impact on average loans and securities described above, our expansion into the greater Washington, DC area also contributed to the increase in average total deposits. Average total deposits represented 66% of average total assets for the first quarter of 2006 and 64% for the first quarter of 2005. Average transaction deposits were $40.8 billion for the first quarter of 2006 compared with $37.0 billion for the first quarter of 2005.

Average borrowed funds were $15.8 billion for the first quarter of 2006 and $15.0 billion for the first quarter of 2005. The following contributed to this increase:

•	Various issuances of senior and subordinated bank notes and Federal Home Loan Bank (“FHLB”) advances throughout 2005, and
•	An increase in federal funds purchased.

These increases were partially offset by senior bank note maturities in March 2006 and May 2005, subordinated debt maturities in April 2005 and a significant decline in commercial paper due to the deconsolidation of Market Street in October 2005.

Shareholders’ equity totaled $8.8 billion at March 31, 2006, compared with $8.6 billion at December 31, 2005. See the Consolidated Balance Sheet Review section of this Financial Review for additional information.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $393 million for the first quarter 2006, an increase of $64 million, or 19%, compared with the first quarter of 2005. Significant earnings growth in the Retail Banking, BlackRock and PFPC segments drove the overall improvement in business segment earnings.

We provide a reconciliation of total business segment earnings to total PNC consolidated net income as reported under GAAP in Note 13 Segment Reporting in the Notes To Consolidated Financial Statements in this Report and in the Results of Businesses—Summary table on page 12.

Retail Banking

Retail Banking’s earnings were $190 million for the first quarter of 2006 compared with $149 million for the same period in 2005. Compared with the prior year first quarter, revenue increased 14%, while noninterest expense increased only 6%, driving a 28% increase in earnings. The increase in earnings compared with the first quarter of 2005 was driven by higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, including our expansion into the greater Washington, DC area, along with improved fee income from customers, strong asset quality, and a sustained focus on expense management.

Corporate & Institutional Banking

Earnings from Corporate & Institutional Banking for the first three months of 2006 totaled $105 million compared with $110 million in the prior year first quarter. The decrease when compared with the first quarter of 2005 was primarily the result of an increased provision for credit losses. Harris Williams, acquired in October 2005, was a significant contributor to both revenue and noninterest expense growth in 2006 compared with the prior year first quarter.

BlackRock

BlackRock reported earnings of $71 million for the first quarter of 2006 compared with $47 million for the first quarter of 2005. Higher earnings in the 2006 quarter reflected higher investment advisory and administration fees due to an increase in assets under management and increased performance fees. These factors more than offset the increase in expense due to increased compensation and benefits, including higher incentive compensation associated with performance fees, and a one-time expense of $34 million related to the January 2005 acquisition of SSRM Holdings, Inc. (“SSRM”). BlackRock’s assets under management increased to $463 billion at March 31, 2006 compared with $391 billion at March 31, 2005.

PNC owns approximately 69% of BlackRock and we consolidate BlackRock into our financial statements. Accordingly, approximately 31% of BlackRock’s earnings are recognized as minority interest expense in the Consolidated Income Statement. BlackRock financial information included in the Financial Review section of this Report is presented on a stand-alone basis. The market value of our BlackRock shares was approximately $6.2 billion at March 31, 2006 while the book value at that date was approximately $734 million.

PFPC

PFPC’s earnings increased $4 million, or 17%, to $27 million in the first quarter of 2006 compared with the prior year first quarter. Higher earnings in the 2006 quarter reflected strong revenue contributions from several areas of the business and disciplined expense control.

PFPC’s accounting/administration net fund assets increased $5 billion, to $750 billion, and custody fund assets decreased $79 billion, or 17%, as of March 31, 2006 compared with the balances at March 31, 2005. The decrease in custody fund assets resulted primarily from the deconversion of a major client during the first quarter of 2006 which was partially offset by new business, asset inflows from existing customers and equity market appreciation.

Other

The “Other” net loss for the first quarter of 2006 was $17 million compared with net earnings of $39 million for the first quarter of 2005. The first quarter of 2005 benefited from a $45 million deferred tax liability reversal related to the internal transfer of our investment in BlackRock as described above under Summary Financial Results. In addition, the decline in “Other” in the comparison primarily reflected the after-tax impact of lower equity management gains in the first quarter of 2006 compared with the first quarter of 2005.

CONSOLIDATED INCOME STATEMENT REVIEW

NET INTEREST INCOME AND NET INTEREST MARGIN

	Three months ended
Dollars in millions	March 31, 2006	March 31, 2005
Taxable-equivalent net interest income	$563	$512
Net interest margin	2.95%	3.02%

We provide a reconciliation of net interest income as reported under GAAP to net interest income presented on a taxable-equivalent basis in the Consolidated Financial Highlights section on page 1 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources. See Statistical Information-Average Consolidated Balance Sheet And Net Interest Analysis included on pages 58 and 59 of this Report for additional information.

The increase in taxable-equivalent net interest income for the first quarter of 2006 compared with the first quarter of 2005 reflected the impact of an $8.5 billion increase in average interest-earning assets in 2006, driven by organic growth and our expansion into the greater Washington, DC area.

The following factors contributed to the decline in net interest margin for the first quarter of 2006 compared with the first quarter of 2005:

•	An increase in the average rate paid on deposits of 101 basis points for the first quarter of 2006 compared with the 2005 period. The average rate paid on money market accounts, the largest single component of interest-bearing deposits, increased 121 basis points.
•	An increase in the average rate paid on borrowed funds of 156 basis points for the first quarter of 2006 compared with the first quarter of 2005.
•	By comparison, the yield on interest-earning assets increased only 85 basis points.
•	These factors were partially offset by the favorable impact on net interest margin in 2006 of an increase of 20 basis points related to noninterest-bearing sources of funding.

We believe that taxable-equivalent net interest income will increase through the remainder of 2006 and be higher for full year 2006 compared with 2005 and that our net interest margin will remain essentially stable.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $22 million for the first quarter of 2006 compared with $8 million in the first quarter of 2005. This increase primarily reflected the impact of total average loan growth in 2006 of $5.2 billion compared with the prior year first quarter.

We expect that the provision for credit losses will increase in subsequent quarters in 2006 primarily due to loan and loan commitment growth. In addition, we do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong by historical standards for at least the near term. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding factors impacting the provision for credit losses.

NONINTEREST INCOME

Summary

Noninterest income was $1.185 billion for the first quarter of 2006, an increase of $211 million, or 22%, compared with the first quarter of 2005. Higher asset management fees was the largest factor in the increase. In addition, noninterest income in 2006 reflected increases in all other major categories other than equity management gains.

Additional Analysis

Asset management fees increased $147 million, to $461 million, for the first quarter of 2006 compared with the first quarter of 2005. The increase reflected the impact of BlackRock’s first quarter 2005 acquisition of SSRM and other growth in assets managed.

Fund servicing fees totaled $221 million in the first quarter of 2006, essentially flat compared with the prior year first quarter.

Assets under management at March 31, 2006 totaled $504 billion compared with $432 billion at March 31, 2005. PFPC provided fund accounting/administration services for $750 billion of net fund investment assets and provided custody services for $383 billion of fund investment assets at March 31, 2006, compared with $745 billion and $462 billion, respectively, at March 31, 2005. The decrease in custody fund assets at March 31, 2006 resulted primarily from the deconversion of a major client during the first quarter of 2006 which was partially offset by new business, asset inflows from existing customers and equity market appreciation.

Service charges on deposits increased $14 million for the first quarter of 2006 compared with the prior year first quarter. The increase can be attributed to customer growth, expansion of the branch network, including a new market, and various pricing actions resulting from the One PNC initiative.

Brokerage fees increased $4 million, to $59 million, for the first quarter of 2006 compared with the first quarter of 2005. The increase reflected higher annuity income, along with higher brokerage commissions and mutual fund-related revenues in 2006.

Consumer services fees increased $25 million, or 39%, to $89 million in the first quarter of 2006 compared with the first quarter of 2005. Higher fees reflected the impact of consolidating our merchant services activities in the fourth quarter of 2005 as a result of our increased ownership interest in the merchant services business. The increase in fees was also due to higher debit card transactions, as a result of higher volumes and our expansion into the greater Washington, DC area. These factors were partially offset by lower ATM surcharge revenue in 2006 compared with the prior year quarter as a result of changing customer behavior and a strategic decision to reduce the out-of-footprint ATM network.

Corporate services revenue increased $27 million, or 25%, in the first quarter of 2006 compared with the first quarter of 2005. The first quarter of 2006 benefited from the impact of our Harris Williams acquisition that resulted in higher capital markets revenues, along with higher fees related to commercial mortgage servicing activities.

Equity management (private equity) net gains on portfolio investments totaled $7 million for the first quarter of 2006 compared with $32 million for the first quarter of 2005. Based on the nature of private equity activities, net gains or losses may be volatile from period to period.

Net securities losses amounted to $4 million for first quarter 2006 compared with net securities losses of $9 million in the prior year quarter.

For the first quarter of 2006, noninterest revenue from trading activities was $57 million, compared with $50 million in the prior year first quarter. The increase included higher customer trading activity. We provide additional information on our trading activities under Market Risk Management – Trading Risk in the Risk Management section of this Financial Review.

Other noninterest income increased $6 million, to $87 million, in the first quarter of 2006 compared with the first quarter of 2005. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Other noninterest income for the 2006 quarter included a $13 million gain related to our contributions of BlackRock stock to the PNC Foundation, a transaction that also impacted noninterest expense, while the first quarter of 2005 included a $10 million settlement received in connection with a PFPC client contractual matter.

PRODUCT REVENUE

In addition to credit products to commercial customers, Corporate & Institutional Banking offers treasury management and capital markets-related products and services, commercial loan servicing and equipment leasing products that are marketed by several businesses across PNC.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $102 million for first quarter 2006 and $97 million for first quarter 2005. The 5% increase in revenue reflected continued expansion and client utilization of commercial payment card services, strong revenue growth in various electronic payment and information services, and a steady increase in business-to-business processing volumes.

Revenue from capital markets products and services was $64 million for first quarter 2006, compared with $42 million in first quarter 2005. The acquisition of Harris Williams significantly contributed to the 52% increase in capital markets revenue.

Midland Loan Services offers servicing, real estate advisory and technology solutions for the commercial real estate finance industry. Midland’s revenue, which includes fees and net interest income from servicing portfolio deposit balances, totaled $42 million for first quarter 2006 and $32 million for first quarter 2005. The 31% revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio and related services.

Revenue from equipment leasing products was $18 million for both first quarter 2006 and first quarter 2005. The impact of the interest cost of funding the potential tax exposure on the cross-border leasing portfolio is expected to continue to have a negative impact on leasing revenue in 2006. See Cross-Border Leases and Related Tax and Accounting Matters within the Consolidated Balance Sheet Review section of this Financial Review for further information.

As a component of our advisory services to clients, we provide a select set of insurance products to fulfill specific customer financial needs. Primary insurance offerings include:

•	Annuities,
•	Life,
•	Credit life,
•	Health,
•	Disability, and
•	Commercial lines coverage.

Client segments served by these insurance solutions include those in Retail Banking and Corporate & Institutional Banking. Insurance products are sold by PNC-licensed insurance agents and through licensed third-party arrangements. We recognized revenue from these products of $17 million in first quarter 2006 and $14 million in first quarter 2005.

PNC, through subsidiary companies, Alpine Indemnity Limited and PNC Insurance Corp., participates as a reinsurer for its general liability, automobile liability and workers’ compensation programs and as a direct writer for its property and certified domestic terrorism programs.

In the normal course of business, PNC Insurance Corp. and Alpine Indemnity Limited maintain insurance reserves for reported claims and for claims incurred but not reported based on actuarial assessments. We believe these reserves were adequate at March 31, 2006.

NONINTEREST EXPENSE

Total noninterest expense was $1.171 billion for the first quarter of 2006 and $1.000 billion for the first quarter of 2005. The efficiency ratio was 67% for the first quarter of 2006 compared with 68% for the first quarter of 2005.

Noninterest expense for the first quarter of 2006 included the following:

•	An increase of $111 million in BlackRock operating expenses reflecting growth in that business,
•	Expenses totaling $19 million related to Harris Williams that we acquired in October 2005, and
•	Contributions of BlackRock stock to the PNC Foundation of $15 million.

Apart from the impact of these items, noninterest expense for the first quarter of 2006 increased $26 million, or 3%, over the prior year quarter primarily due to the impact of our expansion into the greater Washington, DC area and the consolidation of our merchant services activities in 2005, partially offset by the benefit of the One PNC initiative.

We expect that the percentage increase in total noninterest expense for full year 2006 compared with 2005 will be in the low single-digit range, with the increase primarily attributable to aquisitions in the fourth quarter of 2005.

Period-end employees totaled 25,645 at March 31, 2006 (comprised of 23,642 full-time and 2,003 part-time) compared with 25,348 at December 31, 2005 (comprised of 23,593 full-time and 1,755 part-time) and 25,089 at March 31, 2005 (comprised of 23,640 full-time and 1,449 part-time). The majority of our part-time employees are in Retail Banking.

EFFECTIVE TAX RATE

Our effective tax rate for the first quarter of 2006 was 33.0% compared with 23.7% for the first quarter of 2005. The low effective rate for first quarter of 2005 was attributable to the impact of the reversal of deferred tax liabilities in connection with the transfer of our ownership in BlackRock to our intermediate bank holding company. This transaction reduced our first quarter 2005 tax provision by $45 million. We expect the effective tax rate to be closer to 34% for full year 2006.

CONSOLIDATED BALANCE SHEET REVIEW

SUMMARIZED BALANCE SHEET DATA

In millions	March 31 2006	December 31 2005
Assets
Loans, net of unearned income	$49,521	$49,101
Securities available for sale and held to maturity	21,529	20,710
Loans held for sale	2,266	2,449
Other	19,941	19,694
Total assets	$93,257	$91,954
Liabilities
Funding sources	$77,339	$77,172
Other	6,510	5,629
Total liabilities	83,849	82,801
Minority and noncontrolling interests in consolidated entities	627	590
Total shareholders’ equity	8,781	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$93,257	$91,954

Our Consolidated Balance Sheet is presented in Part I, Item 1 on page 35 of this Report.

Various seasonal and other factors impact our period-end balances whereas average balances (discussed under the Balance Sheet Highlights section of this Financial Review above) are more indicative of underlying business trends.

An analysis of changes in certain balance sheet categories follows.

Higher total assets at March 31, 2006 compared with the balance at December 31, 2005 were driven primarily by the impact of increases in securities.

LOANS, NET OF UNEARNED INCOME

Loans increased slightly, to $49.5 billion, at March 31, 2006 compared with the balance at December 31, 2005. Targeted sales efforts across our banking businesses drove the increase in total loans.

Details Of Loans

In millions	March 31 2006	December 31 2005
Commercial
Retail/wholesale	$4,962	$4,854
Manufacturing	4,113	4,045
Other service providers	2,114	1,986
Real estate related	2,845	2,577
Financial services	1,561	1,438
Health care	651	616
Other	3,681	3,809
Total commercial	19,927	19,325
Commercial real estate
Real estate projects	2,325	2,244
Mortgage	721	918
Total commercial real estate	3,046	3,162
Equipment lease financing	3,558	3,628
Total commercial lending	26,531	26,115
Consumer
Home equity	13,787	13,790
Automobile	958	938
Other	1,363	1,445
Total consumer	16,108	16,173
Residential mortgage	7,362	7,307
Other	352	341
Unearned income	(832)	(835)
Total, net of unearned income	$49,521	$49,101

As the table above indicates, our total loan portfolio continued to be diversified among types of loan products and numerous industries and businesses. The loans that we hold are also diversified across the geographic areas where we do business.

Commercial Lending Exposure (a)

	March 31 2006	December 31 2005
Investment grade or equivalent	47%	46%
Non-investment grade
$50 million or greater	2%	2%
All other non-investment grade	51%	52%
Total	100%	100%
(a)	Includes total commercial lending in the Retail Banking and Corporate & Institutional Banking business segments.

Commercial loans are the largest category of credits and are the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses. We have allocated approximately $489 million, or 82%, of the total allowance for loan and lease losses at March 31, 2006 to the commercial loan category. This allocation also considers other relevant factors such as:

•	Actual versus estimated losses,
•	Regional and national economic conditions,
•	Business segment and portfolio concentrations,
•	Industry competition and consolidation,
•	The impact of government regulations, and
•	Risk of potential estimation or judgmental errors, including the accuracy of risk ratings.

Net Unfunded Credit Commitments

In millions	March 31 2006	December 31 2005
Commercial	$28,309	$27,774
Consumer	9,841	9,471
Commercial real estate	2,310	2,337
Other	346	596
Total	$40,806	$40,178

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments are reported net of participations, assignments and syndications, primarily to financial institutions, totaling $6.8 billion at March 31, 2006 and $6.7 billion at December 31, 2005.

As a result of deconsolidating Market Street in October 2005, amounts related to Market Street were considered third party unfunded commitments at March 31, 2006 and December 31, 2005. Unfunded liquidity commitments totaled $4.8 billion at March 31, 2006 and $4.6 billion at December 31, 2005 and are included in the preceding table primarily within the “Commercial” and “Consumer” categories. See the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and Note 6 Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding Market Street.

In addition to credit commitments, our net outstanding standby letters of credit totaled $4.2 billion at both March 31, 2006 and December 31, 2005. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Cross-Border Leases and Related Tax and Accounting Matters

The equipment lease portfolio totaled $3.6 billion at March 31, 2006. Aggregate residual value at risk on the total commercial lease portfolio at March 31, 2006 was $1.1 billion. We have taken steps to mitigate $.6 billion of this residual risk, including residual value insurance coverage with third parties, third party guarantees, and other actions. The portfolio included approximately $1.7 billion of cross-border leases at March 31, 2006. Cross-border leases are primarily leveraged leases of equipment located in foreign countries, primarily in western Europe and Australia. We have not entered into cross-border lease transactions since 2003.

Upon completing examination of our 1998-2000 consolidated federal income tax returns, the IRS provided us with an examination report which proposes increases in our tax liability, principally arising from adjustments to several of our cross-border lease transactions.

The IRS has begun an audit of our 2001-2003 consolidated federal income tax returns. We expect them to again make adjustments to the cross-border lease transactions referred to above as well as to new cross-border lease transactions entered into during those years. We believe our reserves for these exposures were adequate at March 31, 2006.

In addition to these transactions, three lease-to-service contract transactions that we were party to were structured as partnerships for tax purposes. These partnerships are under audit by the IRS. However, we do not believe that our exposure from these transactions is material to our consolidated results of operations or financial position.

Additional information on these transactions and proposed accounting guidance from the Financial Accounting Standards Board (“FASB”) is included under “Cross-Border Leases and Related Tax and Accounting Matters” in the Consolidated Balance Sheet Review section of Item 7 of our 2005 Form
10-K.

SECURITIES

Details Of Securities (a)

In millions	Amortized Cost	Fair Value
March 31, 2006
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$14,272	$13,929
US Treasury and government agencies	3,756	3,649
Commercial mortgage-backed	2,387	2,320
Asset-backed	1,195	1,183
State and municipal	154	152
Other debt	88	86
Corporate stocks and other	209	210
Total securities available for sale	$22,061	$21,529
December 31, 2005
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$13,794	$13,544
US Treasury and government agencies	3,816	3,744
Commercial mortgage-backed	1,955	1,919
Asset-backed	1,073	1,063
State and municipal	159	158
Other debt	87	86
Corporate stocks and other	196	196
Total securities available for sale	$21,080	$20,710
(a)	Securities held to maturity at March 31, 2006 and December 31, 2005 were less than $.5 million.

Securities represented 23% of total assets at both March 31, 2006 and December 31, 2005.

At March 31, 2006, securities available for sale included a net unrealized loss of $532 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. The impact on bond prices of increases in interest rates and tightening asset spreads during the first quarter of 2006 was reflected in the net unrealized loss position at March 31, 2006.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

The fair value of securities available for sale decreases when interest rates increase and vice versa. Further increases in interest rates after March 31, 2006, if sustained, will adversely impact the fair value of securities available for sale compared with the balance at March 31, 2006. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 4 years and 4 months at March 31, 2006 and 4 years and 1 month at December 31, 2005.

We estimate that at March 31, 2006 the effective duration of securities available for sale is 3 years for an immediate 50 basis points parallel increase in interest rates and 2.7 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2005 were 2.7 years and 2.4 years, respectively.

LOANS HELD FOR SALE

Education loans held for sale totaled $1.6 billion at March 31, 2006 and $1.9 billion at December 31, 2005 and represented the majority of our loans held for sale at each date. We classify substantially all of our education loans as loans held for sale. Generally, we sell education loans when the loans are placed into repayment status. Gains on sales of education loans are reflected in the Other noninterest income line item in our Consolidated Income Statement and in the results for the Retail Banking business segment.

CAPITAL AND FUNDING SOURCES

Details Of Funding Sources

In millions	March 31 2006	December 31 2005
Deposits
Money market	$25,016	$24,462
Demand	16,550	17,157
Retail certificates of deposit	13,551	13,010
Savings	2,254	2,295
Other time	1,310	1,313
Time deposits in foreign offices	2,218	2,038
Total deposits	60,899	60,275
Borrowed funds
Federal funds purchased	3,156	4,128
Repurchase agreements	2,892	1,691
Bank notes and senior debt	3,362	3,875
Subordinated debt	4,387	4,469
Commercial paper	120	10
Other	2,523	2,724
Total borrowed funds	16,440	16,897
Total	$77,339	$77,172

The decline in total borrowed funds compared with the balance at December 31, 2005 reflects maturities of $500 million of senior bank notes during the first quarter of 2006.

Capital

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt and equity instruments, making treasury stock transactions, maintaining dividend policies and retaining earnings.

The increase of $218 million in total shareholders’ equity at March 31, 2006 compared with December 31, 2005 reflected the impact of earnings and a reduction in shares held in treasury, partially offset by a higher accumulated other comprehensive loss.

Common shares outstanding at March 31, 2006 were 295.4 million compared with 292.9 million at December 31, 2005. The increase in shares outstanding during the first quarter of 2006 reflected share issuances related to various employee stock-based compensation plans and the exercise of employee stock options.

We did not purchase any common shares under our common stock repurchase program during the first quarter of 2006. Our current program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of additional share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit rating. We expect to be more active in share repurchases in the remainder of 2006 as capital growth resulting from earnings and the anticipated consequences of the completion of BlackRock’s acquisition of Merrill Lynch’s investment management business would significantly enhance our capital management flexibility.

Risk-Based Capital

Dollars in millions	March 31 2006	December 31 2005
Capital components
Shareholders’ equity
Common	$8,774	$8,555
Preferred	7	8
Trust preferred capital securities	1,417	1,417
Minority interest	321	291
Goodwill and other intangibles	(4,129)	(4,122)
Net unrealized securities losses	346	240
Net unrealized losses on cash flow hedge derivatives	46	26
Equity investments in nonfinancial companies	(40)	(40)
Other, net	(10)	(11)
Tier 1 risk-based capital	6,732	6,364
Subordinated debt	2,166	2,216
Eligible allowance for credit losses	701	697
Total risk-based capital	$9,599	$9,277
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$76,666	$76,673
Adjusted average total assets	88,439	88,329
Capital ratios
Tier 1 risk-based	8.8%	8.3%
Total risk-based	12.5	12.1
Leverage	7.6	7.2
Tangible common equity	5.2	5.0

The access to, and cost of, funding new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength. At March 31, 2006, each of our banking subsidiaries was considered “well-capitalized” based on regulatory capital ratio requirements. We believe our bank subsidiaries will continue to meet these requirements during 2006.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities in the normal course of business that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Further information on these types of activities is included in Note 14 Commitments And Guarantees included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

The following provides a summary of variable interest entities (“VIEs”), including those in which we hold a significant variable interest but have not consolidated and those that we have consolidated into our financial statements, as of March 31, 2006 and December 31, 2005. Further information on these entities is included in our 2005 Form 10-K under this same heading in Part I, Item 7 and in Note 3 Variable Interest Entities in the Notes To Consolidated Financial Statements included in Part II, Item 8 of that report.

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss
March 31, 2006
Collateralized debt obligations (a)	$6,669	$6,091	$50	(b)
Private investment funds (a)	5,163	926	13	(b)
Market Street	3,507	3,507	5,304	(c)
Partnership interests in low income housing projects	35	29	2
Total	$15,374	$10,553	$5,369
December 31, 2005
Collateralized debt obligations (a)	$6,290	$5,491	$51	(b)
Private investment funds (a)	5,186	1,051	13	(b)
Market Street	3,519	3,519	5,089	(c)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
a)	Held by BlackRock.
b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.
c)	Includes off-balance sheet liquidity commitments to Market Street of $4.8 billion and other credit enhancements of $469 million at March 31, 2006. The comparable amounts at December 31, 2005 were $4.6 billion and $444 million, respectively.

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
March 31, 2006
Partnership interests in low income housing projects	$636	$636
Other	13	11
Total	$649	$647
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Fund
March 31, 2006	$97	$97	$24
December 31, 2005	$109	$109	$25

BUSINESS SEGMENTS REVIEW

We operate four major businesses engaged in providing banking, asset management and global fund processing services. Business segment results, including inter-segment revenues, and a description of each business are included in Note 13 Segment Reporting included in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report.

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

Our capital measurement methodology is based on the concept of economic capital for our banking businesses. However, we have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for

BlackRock and PFPC reflects legal entity shareholders’ equity, which exceeds required economic capital.

We have allocated the allowance for loan and lease losses and unfunded loan commitments and letters of credit based on our assessment of risk inherent in the loan portfolios. Our allocation of the costs incurred by operations and other support areas not directly aligned with the businesses is primarily based on the use of services.

Total business segment financial results differ from total consolidated results. The impact of these differences is primarily reflected in minority interest in income of BlackRock and in the “Other” category in the Results of Businesses – Summary table that follows. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, related net securities gains or losses, certain trading activities, equity management activities, differences between business segment performance reporting and financial statement reporting (GAAP), most corporate overhead and intercompany eliminations.

The period-end headcount statistics disclosed for each business segment in the tables that follow reflect staff directly employed by the respective business segment and may exclude operations, technology and staff services employees not directly managed by the respective business segment.

RESULTS OF BUSINESSES – SUMMARY

(Unaudited)

	Earnings		Revenue (b)		Return on Average Capital (c)		Average Assets (d)
Three months ended March 31 – dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005
Retail Banking	$190	$149	$753	$663	26%	22%	$29,369	$25,618
Corporate & Institutional Banking	105	110	340	310	22	26	25,496	23,543
BlackRock	71	47	410	258	30	24	1,841	1,494
PFPC	27	23	218	214	28	33	2,385	1,908
Total business segments	393	329	1,721	1,445	26	25	59,091	52,563
Minority interest in income of BlackRock	(22)	(14)
Other	(17)	39	27	41			33,038	30,799
Total consolidated (a)	$354	$354	$1,748	$1,486	17%	19%	$92,129	$83,362
(a)	Business segment revenue is presented on a taxable-equivalent basis. A reconciliation of total consolidated revenue on a book (GAAP) basis to total consolidated revenue on a taxable-equivalent basis follows:

Three months ended March 31 – (in millions)	2006	2005
Total consolidated revenue, book (GAAP) basis	$1,741	$1,480
Taxable-equivalent adjustment	7	6
Total consolidated revenue, taxable-equivalent basis	$1,748	$1,486
(b)	Amounts for BlackRock and PFPC represent the sum of total operating revenue and nonoperating income (less debt financing costs for PFPC).
(c)	Percentages for BlackRock and PFPC reflect return on average equity.
(d)	Period-end balances for BlackRock and PFPC.

RETAIL BANKING (Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions	2006	2005
INCOME STATEMENT
Net interest income	$408	$372
Noninterest income
Asset management	87	81
Service charges on deposits	71	57
Brokerage	58	53
Consumer services	86	60
Other	43	40
Total noninterest income	345	291
Total revenue	753	663
Provision for credit losses	9	14
Noninterest expense	436	412
Pretax earnings	308	237
Minority interest	4
Income taxes	114	88
Earnings	$190	$149
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$13,778	$12,803
Indirect	987	892
Other consumer	1,248	1,141
Total consumer	16,013	14,836
Commercial	5,433	4,821
Floor plan	970	1,013
Residential mortgage	1,648	776
Other	236	280
Total loans	24,300	21,726
Goodwill	1,472	1,144
Loans held for sale	1,880	1,345
Other assets	1,717	1,403
Total assets	$29,369	$25,618
Deposits
Noninterest-bearing demand	$7,777	$7,200
Interest-bearing demand	8,025	7,710
Money market	14,644	12,902
Total transaction deposits	30,446	27,812
Savings	2,183	2,766
Certificates of deposit	13,115	10,171
Total deposits	45,744	40,749
Other liabilities	560	408
Capital	2,943	2,748
Total funds	$49,247	$43,905
PERFORMANCE RATIOS
Return on average capital	26%	22%
Noninterest income to total revenue	46	44
Efficiency	58	62

At March 31 Dollars in millions except as noted	2006	2005
OTHER INFORMATION (a)
Credit-related statistics:
Total nonperforming assets (b)	$93	$93
Net charge-offs	$14	$14
Annualized net charge-off ratio	.23%	.26%
Home equity portfolio credit statistics:
% of first lien positions	45%	50%
Weighted average loan-to-value ratios	68%	69%
Weighted average FICO scores	727	717
Loans 90 days past due	.22%	.19%
Checking-related statistics:
Retail Banking checking relationships	1,950,000	1,782,000
Consumer DDA households using online banking	880,000	748,000
% of consumer DDA households using online banking	50%	47%
Consumer DDA households using online bill payment	253,000	132,000
% of consumer DDA households using online bill payment	14%	8%
Small business deposits:
Noninterest-bearing	$4,357	$4,086
Interest-bearing	$1,454	$1,556
Money market	$2,705	$2,630
Certificates of deposit	$553	$352
Brokerage statistics:
Margin loans	$205	$249
Financial consultants (c)	783	783
Full service brokerage offices	100	96
Brokerage account assets (billions)	$43	$39
Other statistics:
Gains on sales of education loans (d)	$4	$1
Full-time employees	9,725	9,578
Part-time employees	1,373	773
ATMs	3,763	3,610
Branches (e)	846	772
ASSETS UNDER ADMINISTRATION (billions) (f)
Assets under management:
Personal	$40	$40
Institutional	10	9
Total	$50	$49
Asset Type
Equity	$32	$30
Fixed income	12	13
Liquidity/other	6	6
Total	$50	$49
Nondiscretionary assets under administration:
Personal	$28	$29
Institutional	59	63
Total	$87	$92
Asset Type
Equity	$33	$32
Fixed income	26	32
Liquidity/other	28	28
Total	$87	$92
(a)	Presented as of March 31 except for net charge-offs, annualized net charge-off ratio, gains on sales of education loans, and small business deposits.
(b)	Includes nonperforming loans of $84 million at March 31, 2006 and $83 million at March 31, 2005.
(c)	Financial consultants provide services in full service brokerage offices and PNC traditional branches.
(d)	Included in “Noninterest income-Other”.
(e)	Excludes certain satellite branches that provide limited products and service hours.
(f)	Excludes brokerage account assets.

Retail Banking’s earnings were $190 million for the first quarter of 2006 compared with $149 million for the same period in 2005. Compared with the prior year first quarter, revenue increased 14%, while noninterest expense increased only 6%, driving a 28% increase in earnings. The increase in earnings compared with the first quarter of 2005 was driven by higher taxable-equivalent net interest income fueled by continued customer and balance sheet growth, including our expansion into the greater Washington, DC area, along with improved fee income from customers, strong asset quality, and a sustained focus on expense management.

Highlights of Retail Banking’s performance during the first quarter of 2006 include:

•	Consumer and small business checking relationships increased by 168,000 or 9%, compared with March 31, 2005.
•	Consumer-related new checking relationships increased 10%, average consumer demand deposits increased 8% and home equity loans increased 8% compared with the comparable prior year amounts.
•	The small business area continued its positive momentum with strong customer and balance sheet growth. Average small business loans increased 15% over the first quarter of 2005 on the strength of increased demand from both existing customers and new relationships. Small business deposits increased 5% over the same period and new checking relationships increased 8%.
•	The wealth management business sustained solid growth over the first quarter of 2005 as asset management fees increased $6 million or 7% as a result of comparatively higher equity markets, pricing enhancements and the expansion into the greater Washington, DC area.
•	Customer assets in brokerage accounts totaled $43 billion at March 31, 2006 compared with $39 billion at March 31, 2005.
•	Retail Banking’s efficiency ratio improved to 58% compared with 62% a year earlier.
•	The branch network increased a net 74 branches to a total of 846 branches at March 31, 2006 compared with March 31, 2005, including the addition of 55 branches from expanding into the greater Washington, DC, area.
•	Credit quality remains very strong and stable. Annualized net charge-offs as a percentage of average loan outstandings were .23% for March 31, 2006 compared with .26% for March 31, 2005.

Total revenue for the first quarter of 2006 was $753 million compared with $663 million for the same period last year. Taxable-equivalent net interest income of $408 million increased $36 million, or 10%, compared with 2005 due to a 12% increase in average deposits and a 12% increase in average loan balances. The net interest income growth has been somewhat mitigated by a narrower spread between loan yields and deposit costs.

Noninterest income increased $54 million, or 19%, compared with the first quarter of 2005 primarily driven by increased asset management revenue, service charges on deposits, brokerage fees and consumer service fees. This growth can be attributed to the following:

•	Customer growth,
•	Expansion of the branch network, including a new market,
•	Consolidation of our merchant services activities,
•	Increased assets under management,
•	Increased brokerage account assets and activities, and
•	Various pricing actions resulting from the One PNC initiative, and
•	An increase in gains from sales of education loans.

The provision for credit losses declined $5 million in the first quarter of 2006 compared with 2005 primarily due to strong and stable credit quality. Overall credit quality remained strong as evidenced by the decline in nonperforming loans as a percentage of total loans to .35% as of March 31, 2006 compared with .38% at the same time last year. We expect that the provision for credit losses will increase with loan growth.

Noninterest expense in the first quarter of 2006 totaled $436 million, an increase of $24 million, or 6%, compared with the first quarter of 2005. The increase in expenses is primarily attributable to expansion into a new market, continued growth of the company’s branch network, and the consolidation of the company’s merchant services activities. Retail Banking incurred approximately $28 million in operating costs as a result of the expansion into the greater Washington, DC area in the first quarter of 2006. Excluding the impact of these expenses, noninterest expense declined $4 million compared with the first quarter of 2005 primarily due to lower staff-related expense as a result of One PNC initiatives.

Full-time employees at March 31, 2006 totaled 9,725, an increase of 147 from March 31, 2005. The expansion into the greater Washington, DC area accounted for an increase in full-time employees of approximately 563 and other new branches accounted for approximately 168 at March 31, 2006. Excluding the impact of these expansions on full-time employees, total Retail Banking full-time employees at March 31, 2006 declined 6% compared with March 31, 2005. Part-time employees have increased as a result of various cost saving initiatives. These initiatives include utilizing more customer-facing employees during peak business hours versus full-time employees for the entire day.

We have adopted a relationship-based lending strategy to target specific customer sectors (homeowners, small businesses and auto dealerships) while seeking to maintain a moderate risk profile in the loan portfolio.

•	Average commercial loans grew $612 million, or 13%, on the strength of increased loan demand from existing small business customers and the acquisition of new relationships through our sales efforts. New loan volume in the small business arena increased 19% over the first quarter of 2005.
•	Average home equity loans grew by $1.0 billion, or 8%, compared with the first quarter of 2005. Consumer loan demand is starting to slow as a result of the rising rate environment.
•	Average indirect loans grew $95 million, or 11%, compared to the first quarter of 2005. The indirect auto business benefited from manufacturer employee pricing programs during the summer of 2005.

Average residential mortgage loans increased $872 million, or 112%, primarily due to the addition of loans from the greater Washington, DC area acquisition. Payoffs in our existing portfolio, which will continue throughout 2006, reduced the impact of the additional loans acquired.

Growing core checking deposits as a lower cost-funding source and as the cornerstone product to build customer relationships is the primary objective of our deposit strategy. Average total deposits increased $5.0 billion, or 12%, compared with the first quarter of 2005. The deposit growth was driven by increases in the number of checking relationships (new customer acquisition and the expansion into the greater Washington, DC area) and the recapture of consumer certificate of deposit balances as interest rates have risen.

During this rising rate environment, we expect the rate of growth in demand deposit balances to be less than the rate of growth for customer checking relationships. Additionally, we expect to see customers shift their funds from lower yielding interest-bearing deposits to higher yielding deposits or investment products, and to pay off borrowings. The shift has been evident during the last three quarters and has impacted the level of average demand deposits in that period.

•	Average demand deposit growth of $.9 billion, or 6%, was driven by a $1.1 billion increase from the expansion into the greater Washington, DC area and a decline of $.2 billion in the core business due to customers shifting funds into higher yielding deposits, business sweep products, and investment products.

•	Small business checking relationship retention has shown steady improvement. Consumer checking relationship retention remains steady and strong due to increased penetration rates of debit card, online banking and online bill payment.

•	Customer balances in other deposit products remained consistent while certificates of deposits increased $2.9 billion. This increase was attributable to the rising interest rate environment attracting customers back into this product.

Assets under management of $50 billion at March 31, 2006 increased $1 billion compared with the balance at March 31, 2005. The effects of comparatively higher equity markets and the expansion into the greater Washington, DC area more than offset net client asset outflows. Net client asset outflows are the result of ordinary course distributions from trust and investment management accounts and account closures exceeding investment additions from new and existing clients.

Nondiscretionary assets under administration of $87 billion at March 31, 2006 declined $5 billion compared with the balance at March 31, 2005. The decline primarily reflects the loss of two sizeable master custody accounts with minimal earnings impact.

CORPORATE & INSTITUTIONAL BANKING (Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Net interest income	$175	$178
Noninterest income
Corporate service fees	113	89
Other	52	43
Noninterest income	165	132
Total revenue	340	310
Provision for (recoveries of) credit losses	12	(4)
Noninterest expense	176	154
Pretax earnings	152	160
Income taxes	47	50
Earnings	$105	$110
AVERAGE BALANCE SHEET
Loans
Corporate (a)	$9,685	$10,417
Commercial real estate	2,643	1,807
Commercial – real estate related	2,454	1,798
Asset-based lending	4,252	4,050
Total loans (a)	19,034	18,072
Loans held for sale	866	598
Other assets	5,596	4,873
Total assets	$25,496	$23,543
Deposits	$9,584	$8,683
Commercial paper (b)		2,127
Other liabilities	3,439	3,236
Capital	1,945	1,692
Total funds	$14,968	$15,738

Earnings from Corporate & Institutional Banking for the first three months of 2006 total $105 million compared with $110 million in the prior year first quarter. Total revenue increased $30 million and noninterest expense increased $22 million from the prior year’s comparable quarter. The $5 million decrease in earnings in 2006 was impacted by a $16 million increase in the provision for credit losses.

PERFORMANCE RATIOS
Return on average capital	22%	26%
Noninterest income to total revenue	49	43
Efficiency	52	50
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$136	$98
Acquisitions/additions	13	14
Repayments/transfers	(9)	(7)
End of period	$140	$105
OTHER INFORMATION
Consolidated revenue from: (c)
Treasury Management	$102	$97
Capital Markets	$64	$42
Midland Loan Services	$42	$32
Equipment Leasing	$18	$18
Total loans (a) (d)	$19,447	$18,595
Nonperforming assets (d) (e)	$112	$65
Net charge-offs (recoveries)	$4	$(2)
Full-time employees (d)	1,892	1,756
Net gains on commercial mortgage loan sales	$7	$9
Net carrying amount of commercial mortgage servicing rights (d)	$353	$258
(a)	Includes lease financing and Market Street. Effective October 17, 2005, Market Street was deconsolidated from our Consolidated Balance Sheet.
(b)	Amount for 2005 includes Market Street.
(c)	Represents consolidated PNC amounts.
(d)	At March 31.
(e)	Includes nonperforming loans of $97 million at March 31, 2006 and $46 million at March 31, 2005.

Highlights of the first quarter of 2006 for Corporate & Institutional Banking included:

•	Average loan balances increased $1.0 billion, or 5%, over 2005. The prior year average included $2.1 billion in loans from the Market Street Funding commercial paper conduit that was deconsolidated in October 2005. Excluding the impact of deconsolidating the conduit, average loan balances increased 19%. The growth in loans was driven by strong customer demand and our expansion into the greater Washington, DC area in May 2005. While utilization has remained relatively constant year over year, growth in all loan categories fueled the increase in loans outstanding.
•	Average deposits increased $901 million, or 10%, over the prior year first quarter driven by the sale of treasury management products and growth in our commercial mortgage servicing portfolio and related deposits. Not reflected in average deposits is the off-balance sheet sweep liquidity product. The average balance for this product increased $1.2 billion compared to the first quarter of 2005 due to new client growth attracted by the convenience and rates associated with this product.

•	Total revenue increased 10% compared with 2005 as strong growth in fee income offset a modest decline in taxable-equivalent net interest income. The increase in corporate service fees reflects fee income attributable to the Harris Williams acquisition and growth in net commercial mortgage servicing and treasury management, partially offset by lower loan syndications income. Improved trading results drove the increase in other noninterest income.
•	Commercial mortgage servicing revenue, which includes fees and net interest income, totaled $42 million for the first quarter 2006. The 31% revenue growth was primarily driven by growth in the commercial mortgage servicing portfolio, which increased to $140 billion, or 33%, and other related services.
•	Noninterest expense increased $22 million, or 14%, compared with the first quarter of 2005. The increases in noninterest expenses and full-time employees were primarily due to acquisition activity and customer growth.

Taxable-equivalent net interest income for the first quarter of 2006 totaled $175 million, a modest decline compared with the first quarter of 2005 due to narrowing loan spreads. Based on current lending conditions and risk/return opportunities, we expect loan growth to be slower for the remainder of 2006 than the prior year. We also expect growth in deposits to continue in the near term.

Total noninterest income of $165 million in the first quarter of 2006 represented an increase of $33 million, or 25%, compared with the first quarter of 2005. Our October 2005 acquisition of Harris Williams contributed $22 million of noninterest income in the 2006 quarter, and higher trading revenue was also a factor in the 2006 increase.

The provision for credit losses was $12 million for the first three months of 2006 compared with a negative $4 million for the first three months of 2005. The higher provision in 2006 resulted from strong loan growth in the first quarter of 2006 compared with the prior year first quarter.

While nonperforming assets at March 31, 2006 have increased $47 million compared with March 31, 2005, they have declined $12 million since December 31, 2005 primarily due to a decrease in nonperforming loans. Based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term. However, we anticipate that the provision for credit losses and nonperforming loans will continue to increase in future quarters.

See the additional revenue discussion regarding treasury management, capital markets, Midland Loan Services and equipment leasing on page 7.

BLACKROCK (Unaudited)

Three months ended March 31 Taxable-equivalent basis Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Investment advisory and administrative fees	$350	$212
Other income	46	38
Total operating revenue	396	250
Operating expense	286	175
Fund administration and servicing costs	10	9
Total expense	296	184
Operating income	100	66
Nonoperating income	14	8
Pretax earnings	114	74
Minority interest	1
Income taxes	42	27
Earnings	$71	$47
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$492	$444
Other assets	1,349	1,050
Total assets	$1,841	$1,494
Liabilities and minority interest	$852	$648
Stockholders’ equity	989	846
Total liabilities and stockholders’ equity	$1,841	$1,494
PERFORMANCE DATA
Return on average equity	30%	24%
Operating margin (a)	25	26
Diluted earnings per share	$1.06	$.70
ASSETS UNDER MANAGEMENT (in billions) (b)
Separate accounts
Fixed income	$284	$240
Cash management	10	7
Cash management – securities lending	8	7
Equity	23	19
Alternative investment products	27	19
Total separate accounts	352	292
Mutual funds (c)
Fixed income	24	25
Cash management	69	60
Equity	18	14
Total mutual funds	111	99
Total assets under management	$463	$391
OTHER INFORMATION
Full-time employees (b)	2,232	1,999

(a)	While BlackRock reports its financial results on a GAAP basis, management believes that in evaluating its results, it is also useful to review additional non-GAAP measures, including operating margin, as adjusted, which is calculated as operating income excluding, net of tax, the State Street Research and Management (SSRM) fee-sharing payment, the LTIP expense, SSRM acquisition costs, Merrill Lynch Investment Management (MLIM) transaction costs, and appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans divided by total revenue less, net of tax, reimbursable property management compensation and fund administration and servicing costs. The following is a reconciliation of this presentation to operating margin calculated on a GAAP basis (operating income divided by total revenue) in millions.

Three months ended March 31	2006	2005
Operating income, GAAP basis	$100	$66
Add back: SSRM fee-sharing payment	34
Add back: LTIP expense	14	14
Less: portion of LTIP to be funded by BlackRock	(2)	(2)
Add back: SSRM acquisition costs		9
Add back: MLIM transaction costs	6
Add back: appreciation on assets related to deferred compensation plans	5	2
Operating income, as adjusted	$157	$89
Total revenue, GAAP basis	$396	$250
Less: reimbursable property management compensation	6	4
Less: fund administration and servicing costs	10	9
Revenue used for operating margin calculation, as reported	$380	$237
Operating margin, GAAP basis	25%	26%
Operating margin, as adjusted	41%	38%

We believe that operating margin, as adjusted, is an effective indicator of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, we believe operating margin, as adjusted, provides useful disclosure to investors. The 2006 SSRM fee-sharing payment was excluded because it represents a non-recurring payment (based on a performance fee) pursuant to the SSRM acquisition agreement. The portion of the LTIP expense associated with awards to be met by the distribution to the LTIP participants of shares of BlackRock stock currently held by PNC has been excluded from operating income because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSRM acquisition costs consist of certain compensation costs and professional fees incurred in 2005. Compensation expense reflected in this amount represents direct incentives related to alternative product performance fees generated in 2004 by SSRM employees, assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. Compensation expense associated with appreciation on Rabbi trust assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in nonoperating income, net of the related impact on compensation expense, result in a nominal impact on net income. MLIM transaction costs consist of compensation costs and certain professional fees incurred in 2006 related to the pending MLIM transaction. We have excluded fund administration and servicing costs from the operating margin, as adjusted, calculation because BlackRock receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired for Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.
(b)	At March 31.
(c)	Includes BlackRock Funds, BlackRock Liquidity Funds, BlackRock Closed-End Funds, PNC Investment Contract Fund and BlackRock Global Series plc.

BlackRock reported earnings of $71 million for the first quarter of 2006 compared with $47 million for the first quarter of 2005. Higher earnings in 2006 reflected higher investment advisory and administration fees due to an increase in assets under management and increased performance fees. These factors more than offset the increase in expense due to increased compensation and benefits, including higher incentive compensation associated with higher performance fees, and a one-time expense of $34 million related to the January 2005 acquisition of SSRM. Earnings for the first quarter of 2005 included nonrecurring pretax expenses of $9 million associated with the SSRM acquisition.

Total operating revenue increased $146 million, or 58%, in the first quarter of 2006 compared with the prior year first quarter. The impact of higher assets under management and increased performance fees in 2006 was reflected in the significantly higher revenue.

Total expense for the first three months of 2006 increased $112 million, or 61%, compared with the first three months of 2005, primarily due to an increase in compensation and benefits. This increase reflected higher incentive compensation associated with performance fees, higher accruals for bonuses based on operating income and an increase in the number of employees. In addition, the SSRM one- time expense of $34 million recognized in 2006 is also evident in the increase over the prior year quarter.

Assets under management at March 31, 2006 increased $72 billion, or 18%, compared with March 31, 2005. The increase was primarily attributable to net new business. The increase in assets under management reflected net new subscriptions of $58 billion and market appreciation of $14 billion in the 12-month period.

The Executive Summary section of this Financial Review has further information related to BlackRock’s first quarter 2006 announcement that Merrill Lynch will contribute its investment management business (MLIM) to BlackRock in exchange for newly issued BlackRock common and preferred stock. Additional information on this transaction is also included in Note 2 Acquisitions in the Notes To Consolidated Financial Statements included in this Report.

BlackRock is listed on the New York Stock Exchange under the symbol BLK. Additional information about BlackRock is available in its SEC filings, which can be found at www.sec.gov and on BlackRock’s website, www.blackrock.com.

PFPC (Unaudited)

Three months ended March 31 Dollars in millions except as noted	2006	2005
INCOME STATEMENT
Fund servicing revenue	$227	$220
Other revenue		10
Total operating revenue	227	230
Operating expense	170	173
Amortization of other intangibles, net	3	3
Total expense	173	176
Operating income	54	54
Debt financing	10	8
Nonoperating income (expense) (a)	1	(8)
Pretax earnings	45	38
Income taxes	18	15
Earnings	$27	$23
PERIOD-END BALANCE SHEET
Goodwill and other intangible assets	$1,022	$1,012
Other assets	1,363	896
Total assets	$2,385	$1,908
Debt financing	$890	$1,017
Other liabilities	1,094	598
Shareholder’s equity	401	293
Total funds	$2,385	$1,908
PERFORMANCE RATIOS
Return on average equity	28%	33%
Operating margin (b)	24	23
SERVICING STATISTICS (At March 31)
Accounting/administration net fund assets (in billions) (c)
Domestic	$665	$680
Offshore	85	65
Total	$750	$745
Asset type (in billions)
Money market	$238	$340
Equity	338	245
Fixed income	107	107
Other	67	53
Total	$750	$745
Custody fund assets (in billions)	$383	$462
Shareholder accounts (in millions)
Transfer agency	20	20
Subaccounting	45	39
Total	65	59
OTHER INFORMATION
Full-time employees (At March 31)	4,291	4,549
(a)	Net of nonoperating expense.
(b)	Operating income divided by total operating revenue.
(c)	Includes alternative investment net assets serviced.

PFPC’s earnings increased $4 million, or 17%, to $27 million in the first quarter of 2006 compared with the prior year first quarter. Higher earnings in the 2006 quarter reflected strong revenue contributions from several areas of the business and disciplined expense control. Earnings for the first quarter of 2005 included a $6 million after-tax gain related to the resolution of a client contract dispute and a $5 million after-tax charge related to the prepayment of intercompany debt.

Highlights of PFPC’s performance in the first quarter of 2006 included:

•	Managed account services continues to be a growth business as revenues increased 51% in the first quarter compared with the prior year first quarter due to a 51% increase in fund assets.

•	Offshore revenues also increased over 50% as fund assets serviced grew 31% from the first quarter of 2005.

Fund servicing revenue for the first quarter of 2006 increased $7 million over the prior year first quarter, to $227 million. Excluding the $2 million comparative decline in revenue related to out-of-pocket and pass-through items that had no impact on earnings, fund servicing revenue increased $9 million compared with the prior year first quarter. Revenue increases related to offshore activities, custody, securities lending and managed account services drove the higher fund servicing revenue in 2006, partially offset by a decline in fund accounting and transfer agency revenue.

In January 2005 PFPC accepted approximately $10 million to resolve a client contract dispute, which is reflected as other revenue in the table on this page.

Operating expense declined $3 million, to $170 million, in the first quarter of 2006 compared with the first quarter of 2005 as out-of-pocket and pass-through items declined by $2 million and lower head count resulted in lower compensation costs in the comparison.

Effective January 2005, PFPC restructured its remaining intercompany term debt obligations given the comparatively favorable interest rate environment at that time. PFPC recorded intercompany debt prepayment penalties, which are reflected as nonoperating expense in the preceding table, totaling $8 million on a pretax basis, or $5 million after taxes, in the first quarter of 2005 to effect the restructuring.

The decrease in custody fund assets at March 31, 2006 compared with March 31, 2005 resulted primarily from the deconversion of a major client during the first quarter of 2006 which was partially offset by new business, asset inflows from existing customers and equity market appreciation. Subaccounting shareholder accounts serviced by PFPC increased over the year-earlier period due to net new business and growth in existing client accounts. Total assets serviced by PFPC amounted to $1.9 trillion at March 31, 2006 compared with $1.8 trillion at March 31, 2005.

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

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report and in Part II, Item 8 of our 2005 Form 10-K describe the most significant accounting policies that we use. Certain of these policies require us to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2005 Form 10-K:

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

2002 BLACKROCK LONG-TERM RETENTION AND INCENTIVE PLAN

We describe BlackRock’s long-term retention and incentive plan (“LTIP”) in Note 18 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements included in Part II, Item 8 of our 2005 Form 10-K. We reported pretax expense of $11 million in the first quarter of 2006 and $15 million in the first quarter of 2005 related to LTIP awards.

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

The expected long-term return on assets assumption does significantly affect pension expense. We decreased the expected long-term return on plan assets assumption from the 8.5% used for 2005 to 8.25% for determining net periodic cost for 2006. This change will increase estimated pension expense in 2006 by approximately $4 million. Also, under current accounting rules, the differences between expected long-term returns and actual returns are accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in the following year to change by up to $3 million.

The table below reflects the estimated effects on pension expense of certain changes in assumptions, using 2006 estimated expense as a baseline.

Change in Assumption	Estimated Increase to 2006 Pension Expense (In millions)
.5% decrease in discount rate	$2
.5% decrease in expected long-term return on assets	8
.5% increase in compensation rate	1

We currently estimate a pretax pension benefit of $1 million in 2006 compared with a pretax benefit of $8 million in 2005. Actual pension benefit recognized for the first quarter of 2006 was less than $1 million.

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

RISK MANAGEMENT

We encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. The Risk Management section included in Item 7 of our 2005 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2005 Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, operational, market and liquidity, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. In appropriate places within that section, historical performance is also addressed. The following information in this Risk Management section updates our 2005 Form 10-K disclosures in these areas.

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

Nonperforming, Past Due And Potential Problem Assets

See Note 4 Asset Quality in the Notes to Consolidated Financial Statements of this Report and included here by reference for details of the types of nonperforming assets that we held at March 31, 2006 and December 31, 2005. In addition, certain performing assets have interest payments that are past due or have the potential for future repayment problems.

Total nonperforming assets at March 31, 2006 decreased $9 million, to $207 million, compared with December 31, 2005 driven by an $8 million decline in nonperforming loans.

Foreclosed lease assets of $13 million at March 31, 2006 and December 31, 2005 primarily represent our repossession of collateral related to a single airline industry credit. This repossessed collateral is currently being leased.

The amount of nonperforming loans that was current as to principal and interest was $112 million at March 31, 2006 and $115 million at December 31, 2005. We anticipate an increase in nonperforming loans going forward as we do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term.

Nonperforming Assets By Business

In millions	March 31 2006	December 31 2005
Retail Banking	$93	$90
Corporate & Institutional Banking	112	124
Other	2	2
Total nonperforming assets	$207	$216

Change In Nonperforming Assets

In millions	2006	2005
January 1	$216	$175
Transferred from accrual	50	27
Returned to performing	(3)	(5)
Principal activity including payoffs	(35)	(20)
Asset sales	(5)	(4)
Charge-offs and valuation adjustments	(16)	(11)
March 31	$207	$162

Accruing Loans And Loans Held For Sale Past Due 90 Days Or More

	Amount		Percent of Total Outstandings
Dollars in millions	March 31 2006	Dec. 31 2005	March 31 2006	Dec. 31 2005
Commercial	$4	$12.02%		.06%
Commercial real estate		2		.06
Consumer	22	22.14		.14
Residential mortgage	8	10.11		.14
Total loans	34	46.07		.09
Loans held for sale	26	47	1.15	1.92
Total loans and loans held for sale	$60	$93.12%		.18%

Loans and loans held for sale that are not included in nonperforming or past due categories but cause us to be uncertain about the borrower’s ability to comply with existing repayment terms over the next six months totaled $40 million and zero, respectively, at March 31, 2006 compared with $67 million and zero, respectively, at December 31, 2005. Approximately 77% of these loans are in the Corporate & Institutional Banking portfolio.

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

We refer you to Note 4 Asset Quality in the Notes to Consolidated Financial Statements in this Report regarding changes in the allowances for loan and lease losses and the allowance for unfunded loan commitments and letters of credit for additional information which is included herein by reference.

Allocation Of Allowance For Loan And Lease Losses

	March 31, 2006		December 31, 2005
Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$489	40.1%	$489	39.2%
Commercial real estate	29	6.1	32	6.4
Consumer	25	32.6	24	33.1
Residential mortgage	7	14.9	7	14.9
Lease financing	44	5.6	41	5.7
Other	3.7		3.7
Total	$597	100.0%	$596	100.0%

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

The provision for credit losses for the first quarter of 2006 and the evaluation of the allowances for loan and lease losses and unfunded loan commitments and letters of credit as of March 31, 2006 reflected loan growth, changes in loan portfolio composition, the impact of refinements to our reserve methodology, and changes in asset quality. The provision includes amounts for probable losses on loans and credit exposure related to unfunded loan commitments and letters of credit.

We do not expect to sustain asset quality at its current level. However, based on the assets we currently hold and current business trends and activities, we believe that overall asset quality will remain strong at least for the near term. This outlook, combined with expected loan growth, may result in an increase in the allowance for loan and lease losses in future periods.

The allowance as a percent of nonperforming loans was 328% and as a percent of total loans was 1.21% at March 31, 2006. The comparable percentages at December 31, 2005 were 314% and 1.21%.

Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2006
Commercial	$16	$6	$10.21%
Consumer	12	4	8.20
Total	$28	$10	$18.15
2005
Commercial	$12	$6	$6.14%
Consumer	10	4	6.16
Total	$22	$10	$12.11

We establish reserves to provide coverage for probable losses not considered in the specific, pool and consumer reserve methodologies, such as, but not limited to, industry concentrations and conditions; credit quality trends; recent loss experience in particular sectors of the portfolio; ability and depth of lending management; changes in risk selection and underwriting standards; and the timing of available information. The amount of reserves for these qualitative factors is assigned to loan categories and to business segments based on the relative specific and pool allocation amounts. The amount of reserve allocated for qualitative factors represented 10% of the total allowance and .10% of total loans at March 31, 2006.

CREDIT DEFAULT SWAPS

Credit default swaps provide, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying financial instruments. We use the contracts to mitigate credit risk associated with commercial lending activities as well as proprietary derivative and convertible bond trading. Credit default swaps are included in the Free-Standing Derivatives table in the Financial Derivatives section of this Risk Management discussion. We realized a net loss of $4.4 million during the first three months of 2006 and nominal net gains during the same period of 2005 in connection with credit default swaps.

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

PNC’s Asset and Liability Management group centrally manages interest rate risk subject to interest rate risk limits and certain policies approved by the Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity estimates and market interest rate benchmarks for the first quarter of 2006 and 2005 follow:

Interest Sensitivity Analysis

	First Quarter 2006	First Quarter 2005
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	(.3)%	1.3%
100 basis point decrease	.1%	(.8)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	(1.4)%	2.6%
100 basis point decrease	(.4)%	(6.0)%
Duration of Equity Model
Base case duration of equity (in years):	1.0	(1.0)
Key Period-End Interest Rates
One month LIBOR	4.83%	2.87%
Three-year swap	5.26%	4.39%

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity To Alternate Rate Scenarios table reflects the estimated percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied forward rates, which result in an essentially flat rate scenario, and (iii) a Two-Ten Inversion (200 basis points differential between two-year and ten-year rates) scenario. We are inherently sensitive to a flatter or inverted yield curve.

Net Interest Income Sensitivity To Alternate Rate Scenarios (for first quarter 2006)

	PNC Economist	Market Forward	Two-Ten Inversion
First year sensitivity	.8%	.3%	(2.9)%
Second year sensitivity	3.5%	.7%	(2.1)%

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

Our duration of equity has moved from negative to positive in part due to the increase in market interest rates and in part due to our balance sheet management strategy. We believe that we have the deposit funding base and balance sheet flexibility to take advantage, where appropriate, of changing interest rates and to adjust to changing market conditions.

MARKET RISK MANAGEMENT – TRADING RISK

Our trading activities include the underwriting of fixed income and equity securities, as well as customer-driven and proprietary trading in fixed income securities, equities, derivatives, and foreign exchange contracts.

We use value-at-risk (“VaR”) as the primary means to measure and monitor market risk in trading activities. The Risk Committee of the Board establishes an enterprise-wide VaR limit on our trading activities.

The following table shows VaR usage for the first quarter of 2006 by product type:

VaR Usage by Product Type

In millions	Min	Max	Avg
Fixed Income	$3.0	$4.8	$3.6
Equity	.6	1.4	.9
Foreign Exchange	.1	.5	.2

Total	3.8	6.0	4.7

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. We would expect a maximum of two to three instances a year in which actual losses exceeded the prior day VaR measure. During the first three months of 2006, there were no such instances at the enterprise-wide level.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day VaR for the period.

Total trading revenue for the first quarter of 2006 and 2005 was as follows:

Three months ended March 31 – in millions	2006	2005
Net interest income		$2
Other noninterest income	$57	50
Total trading revenue	$57	$52
Securities underwriting and trading	$4	$5
Foreign exchange	14	8
Financial derivatives	39	39
Total trading revenue	$57	$52

Average trading assets and liabilities consisted of the following:

Three months ended March 31 – in millions	2006	2005
Assets
Securities (a)	$1,797	$1,883
Resale agreements (b)	321	1,249
Financial derivatives (c)	908	679
Total assets	$3,026	$3,811
Liabilities
Securities sold short (d)	$663	$1,462
Repurchase agreements and other borrowings (e)	886	1,185
Financial derivatives (f)	901	667
Total liabilities	$2,450	$3,314
(a)	Included in Interest-earning assets-Other on the Average Consolidated Balance Sheet and Net Interest Analysis.
(b)	Included in Federal funds sold and resale agreements.
(c)	Included in Noninterest-earning assets-Other.
(d)	Included in Other borrowed funds.
(e)	Included in Repurchase agreements and Other borrowed funds.
(f)	Included in Accrued expenses and other liabilities.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets.

Private Equity

The private equity portfolio is comprised of investments that vary by industry, stage and type of investment.

At March 31, 2006, private equity investments carried at estimated fair value totaled $466 million compared with $449 million at December 31, 2005. As of March 31, 2006, approximately 43% of the amount was invested directly in a variety of companies and approximately 57% is invested in various limited partnerships. Private equity unfunded commitments totaled $70 million at March 31, 2006 compared with $78 million at December 31, 2005. See Note 14 Commitments And Guarantees in the Notes To Consolidated Financial Statements regarding our commitment to PNC Mezzanine Partners III, L.P.

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

Liquid assets consist of short-term investments (federal funds sold, resale agreements and other short-term investments) and securities available for sale. At March 31, 2006, our liquid assets totaled $24.7 billion, with $11.1 billion pledged as collateral for borrowings, trust, and other commitments.

PNC Bank, N.A. is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgages, other real estate related loans, and mortgage-backed securities. At March 31, 2006, our total unused borrowing capacity from FHLB-Pittsburgh under current collateral requirements was $24.1 billion.

We can also obtain funding through alternative forms of borrowing, including federal funds purchased, repurchase agreements, and short-term and long-term debt issuances. In July 2004, PNC Bank, N.A. established a program to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2006, PNC Bank, N.A. had issued $2.4 billion of debt under this program. There were no new issuances under this program during the first quarter of 2006.

In December 2004, PNC Bank, N.A. established a program to offer up to $3.0 billion of its commercial paper. As of March 31, 2006, $120 million of commercial paper was outstanding under this program.

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

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $435 million at March 31, 2006.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. As of March 31, 2006, the parent company had approximately $1.6 billion in funds available from its cash and short-term investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of securities in public or private markets. At March 31, 2006, we had unused capacity under effective shelf registration statements of approximately $1.6 billion of debt or equity securities. BlackRock, one of our majority-owned non-bank subsidiaries, also has access to public and private financing.

As of March 31, 2006, there were $1.1 billion of parent company contractual obligations with maturities of less than one year, all of which mature in the third quarter of 2006.

Commitments

The following tables set forth contractual obligations and various other commitments representing required and potential cash outflows as of March 31, 2006.

Contractual Obligations

March 31, 2006 – in millions	Total
Remaining contractual maturities of time deposits	$17,079
Borrowed funds	16,440
Minimum annual rentals on noncancellable leases	1,115
Nonqualified pension and postretirement benefits	299
Purchase obligations (a)	348
Total contractual cash obligations	$35,281
(a)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Other Commitments (a)

March 31, 2006 – in millions	Total Amounts Committed
Loan commitments	$40,806
Standby letters of credit	4,231
Other commitments (b)	5,330
Total commitments	$50,367
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of participations, assignments and syndications.
(b)	Includes standby bond repurchase agreements, liquidity facilities commitments and equity funding commitments related to equity management and affordable housing as well as BlackRock’s investment commitments and obligation under an acquired management contract.

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

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums, are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments. Further information on our financial derivatives, including the credit risk amounts of these derivatives as of March 31, 2006 and December 31, 2005, is presented in Note 1 Accounting Policies and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

The following tables provide the notional amount and fair value of financial derivatives used for risk management and designated as accounting hedges as well as free-standing derivatives at March 31, 2006 and December 31, 2005. Weighted-average interest rates presented are based on contractual terms, if fixed, or the implied forward yield curve at each respective date, if floating.

Financial Derivatives – 2006

				Weighted-Average Interest Rates
March 31, 2006 – dollars in millions	Notional/ Contract Amount	Fair Value	Weighted Average Maturity	Paid	Received
Accounting Hedges
Interest rate risk management
Asset rate conversion
Interest rate swaps (a)
Receive fixed	$3,103	$(31)	3 yrs. 3 mos.	5.15%	4.72%
Pay fixed	12		1 yr. 10 mos.	3.68	5.18
Interest rate caps (b)	55		1 yr. 11 mos.	NM	NM
Futures contracts	14		9 mos.	NM	NM
Total asset rate conversion	3,184	(31)
Liability rate conversion
Interest rate swaps (a)
Receive fixed	5,345	(35)	6 yrs. 2 mos.	5.28	5.37
Total liability rate conversion	5,345	(35)
Total interest rate risk management	8,529	(66)
Commercial mortgage banking risk management
Pay fixed interest rate swaps (a)	238	3	10 yrs. 7 mos.	5.12	5.31
Pay total return swaps designated to loans held for sale (a)	250	5	1 mo.	NM	4.98
Total commercial mortgage banking risk management	488	8
Total accounting hedges (c)	$9,017	$(58)
Free-Standing Derivatives
Customer-related
Interest rate
Swaps	$44,790	$25	4 yrs. 4 mos.	4.95%	4.94%
Caps/floors
Sold	1,888	(3)	1 yr. 8 mos.	NM	NM
Purchased	1,483	3	8 mos.	NM	NM
Futures	2,475		2 yrs. 2 mos.	NM	NM
Foreign exchange	5,260	4	6 mos.	NM	NM
Equity	3,268	(57)	1 yr. 3 mos.	NM	NM
Swaptions	4,586	(7)	7 yrs. 6 mos.	NM	NM
Other	20		11 yrs. 3 mos.	NM	NM
Total customer-related	63,770	(35)
Other risk management and proprietary
Interest rate
Swaps	10,281	1	6 yrs. 9 mos.	5.09%	5.12%
Basis swaps	620	2	6 yrs. 8 mos.	4.52	5.29
Pay fixed swaps	3,688	7	8 yrs. 11 mos.	4.40	4.84
Caps/floors
Sold	2,000	(4)	2 yrs. 4 mos.	NM	NM
Purchased	2,510	11	3 yrs.	NM	NM
Futures	15,893	4	1 yr. 1 mo.	NM	NM
Foreign exchange	767	1	3 yrs. 7 mos.	NM	NM
Credit derivatives	1,642	(1)	4 yrs. 7 mos.	NM	NM
Risk participation agreements	601		2 yrs. 10 mos.	NM	NM
Commitments related to mortgage-related assets	1,853	(5)	2 mos.	NM	NM
Options
Futures	32,378	1	10 mos.	NM	NM
Swaptions	18,662	54	9 yrs. 1 mo.	NM	NM
Total other risk management and proprietary	90,895	71
Total free-standing derivatives	$154,665	$36
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 68% were based on 1-month LIBOR, 32% on 3-month LIBOR.
(b)	Interest rate caps have a weighted-average strike of 6.95%.
(c)	Fair value amounts include accrued interest of $45 million.
NM	Not meaningful

Financial Derivatives – 2005

				Weighted-Average Interest Rates
December 31, 2005 – dollars in millions	Notional/ Contract Amount	Fair Value	Weighted Average Maturity	Paid	Received
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

INTERNAL CONTROLS AND DISCLOSURE
 CONTROLS AND PROCEDURES

As of March 31, 2006, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006, and that there has been no change in internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

Accounting/administration net fund assets – Net domestic and foreign fund investment assets for which we provide accounting and administration services. We do not include these assets on our Consolidated Balance Sheet.

Adjusted average total assets – Primarily comprised of total average quarterly (or annual) assets plus (less) unrealized losses (gains) on available-for-sale debt securities, less goodwill and certain other intangible assets.

Annualized – Adjusted to reflect a full year of activity.

Assets under management – Assets over which we have sole or shared investment authority for our customers/clients. We do not include these assets on our Consolidated Balance Sheet.

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

Credit derivatives – Contractual agreements that provide protection against a credit event of one or more referenced credits. The nature of a credit event is established by the protection buyer and protection seller at the inception of a transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of a credit event.

Custody assets – All investment assets held on behalf of clients under safekeeping arrangements. We do not include these assets on our Consolidated Balance Sheet. Investment assets held in custody at other institutions on our behalf are included in the appropriate asset categories on the Consolidated Balance Sheet as if physically held by us.

Derivatives – Financial contracts whose value is derived from publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including forward contracts, futures, options and swaps.

Duration of equity – An estimate of the rate sensitivity of a firm’s economic value of equity. A negative duration of equity is associated with asset sensitivity (i.e., positioned for rising interest rates), while a positive value implies liability sensitivity (i.e., vulnerable to rising rates). For example, if the duration is +1.5 years, the economic value of equity declines by 1.5% for each 100 basis point increase in interest rates.

Earning assets – Assets that generate income, which include: federal funds sold; resale agreements; other short-term investments, including trading securities; loans held for sale; loans, net of unearned income; securities; and certain other assets.

Economic capital – Represents the amount of resources that a business segment should hold to guard against potentially large losses that could cause insolvency. It is based on a measurement of economic risk, as opposed to risk as defined by regulatory bodies. The economic capital measurement process involves converting a risk distribution to the capital that is required to support the risk, consistent with an institution’s target credit rating. As such, economic risk serves as a “common currency” of risk that allows an institution to compare different risks on a similar basis.

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

Foreign exchange contracts – Contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

Funds transfer pricing – A management accounting methodology designed to recognize the net interest income effects of sources and uses of funds provided by the assets and liabilities of business segments. These balances are assigned LIBOR-based funding rates at origination that represent the interest cost for us to raise/invest funds with similar maturity and repricing structures.

Futures and forward contracts – Contracts in which the buyer agrees to purchase and the seller agrees to deliver a specific financial instrument at a predetermined price or yield. May be settled either in cash or by delivery of the underlying financial instrument.

GAAP – Accounting principles generally accepted in the United States of America.

Interest rate floors and caps – Interest rate protection instruments that involve payment from the seller to the buyer of an interest differential, which represents the difference between a short-term rate (e.g., three-month LIBOR) and an agreed-upon rate (the strike rate) applied to a notional principal amount.

Interest rate swap contracts – Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional principal amounts.

Intrinsic value: The amount by which the fair value of an underlying stock exceeds the exercise price of an option on that stock.

Leverage ratio – Tier 1 risk-based capital divided by adjusted average total assets.

Net interest margin – Annualized taxable-equivalent net interest income divided by average earning assets.

Nondiscretionary assets under administration – Assets we hold for our customers/clients in a non-discretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

Noninterest income to total revenue – Noninterest income divided by the sum of net interest income and noninterest income.

Nonperforming assets – Nonperforming assets include nonaccrual loans, troubled debt restructured loans, nonaccrual loans held for sale, and foreclosed assets and other assets. Interest income does not accrue on assets classified as nonperforming.

Nonperforming loans – Nonperforming loans include loans to commercial, equipment lease financing, consumer, commercial real estate and residential mortgage customers as well as troubled debt restructured loans. Nonperforming loans do not include nonaccrual loans held for sale or foreclosed and other assets. Interest income does not accrue on loans classified as nonperforming.

Notional amount – A number of currency units, shares, or other units specified in a derivatives contract.

Operating leverage – The period to period percentage change in total revenue less the percentage change in noninterest expense. A positive percentage indicates that revenue growth exceeded expense growth (i.e., positive operating leverage) while a negative percentage implies expense growth exceeded revenue growth (i.e., negative operating leverage).

Options – Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a period or at a specified date in the future.

Recovery – Cash proceeds received on a loan that had previously been charged off. The amount received is credited to the allowance for loan and lease losses.

Return on average capital – Annualized net income divided by average capital.

Return on average assets – Annualized net income divided by average assets.

Return on average common equity – Annualized net income divided by average common shareholders’ equity.

Risk-weighted assets – Primarily computed by the assignment of specific risk-weights (as defined by The Board of Governors of the Federal Reserve System) to assets and off-balance sheet instruments.

Securitization – The process of legally transforming financial assets into securities.

Swaptions – Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to enter into an interest rate swap agreement during a period or at a specified date in the future.

Tangible common equity ratio – Common shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights) divided by assets less goodwill and other intangible assets (excluding mortgage servicing rights).

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

Tier 1 risk-based capital – Tier 1 risk-based capital equals: total shareholders’ equity, plus trust preferred capital securities, plus certain minority interests that are held by others; less goodwill and certain other intangible assets, less equity investments in nonfinancial companies and less net unrealized holding losses on available-for-sale equity securities. Net unrealized holding gains on available-for-sale equity securities, net unrealized holding gains (losses) on available-for-sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for tier 1 risk-based capital purposes.

Tier 1 risk-based capital ratio – Tier 1 risk-based capital divided by period-end risk-weighted assets.

Total fund assets serviced – Total domestic and offshore fund investment assets for which we provide related processing services. We do not include these assets on our Consolidated Balance Sheet.

Total return swap – A non-traditional swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR-based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the credit and economic risk of the underlying asset.

Total risk-based capital – Tier 1 risk-based capital plus qualifying senior and subordinated debt, other minority interest not qualified as tier 1, and the allowance for loan and lease losses, subject to certain limitations.

Total risk-based capital ratio – Total risk-based capital divided by period-end risk-weighted assets.

Transaction deposits – The sum of money market and interest-bearing demand deposits and demand and other noninterest-bearing deposits.

Value-at-risk (“VaR”) – A statistically-based measure of risk which describes the amount of potential loss which may be incurred due to severe and adverse market movements. The measure is of the maximum loss which should not be exceeded on 99 out of 100 days.

Yield curve (shape of the yield curve, flat yield curve) – A graph showing the relationship between the yields on financial instruments or market indices of the same credit quality with different maturities. For example, a “normal” or “positive” yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds.

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

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding these factors in our 2005 Form 10-K, including in the Risk Factors and Risk Management sections. Our forward-looking statements may also be subject to other risks and uncertainties including those discussed elsewhere in this Report or in our other filings with the SEC.

•	Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ financial performance, as well as changes in customer preferences and behavior, including as a result of changing economic conditions.

•	The value of our assets and liabilities as well as our overall financial performance are affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our ability to implement our One PNC initiative, as well as other business initiatives and strategies we may pursue, could affect our financial performance over the next several years.

•	Our ability to grow successfully through acquisitions is impacted by a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing. These uncertainties are present in transactions such as the pending acquisition by BlackRock of Merrill Lynch’s investment management business.
•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, and the protection of confidential customer information; and (e) changes in accounting policies and principles.
•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.
•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.
•	The adequacy of our intellectual property protection, and the extent of any costs associated with obtaining rights in intellectual property claimed by others, can impact our business and operating results.
•	Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

Also, risks and uncertainties that could affect the results anticipated in forward-looking statements or from historical performance relating to our majority-owned subsidiary BlackRock, Inc. are discussed in more detail in BlackRock’s 2005 Annual Report on Form 10-K, including in the Risk Factors section, and in BlackRock’s other filings with the SEC, accessible on the SEC’s website at www.sec.gov and on or through BlackRock’s website at www.blackrock.com.

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions, except per share data

Unaudited	2006	2005
Interest Income
Loans	$747	$578
Securities available for sale and held to maturity	243	172
Other	76	54
Total interest income	1,066	804
Interest Expense
Deposits	327	182
Borrowed funds	183	116
Total interest expense	510	298
Net interest income	556	506
Provision for credit losses	22	8
Net interest income less provision for credit losses	534	498
Noninterest Income
Asset management	461	314
Fund servicing	221	220
Service charges on deposits	73	59
Brokerage	59	55
Consumer services	89	64
Corporate services	135	108
Equity management gains	7	32
Net securities losses	(4)	(9)
Trading	57	50
Other	87	81
Total noninterest income	1,185	974
Noninterest Expense
Compensation	555	479
Employee benefits	87	83
Net occupancy	79	73
Equipment	77	74
Marketing	20	20
Other	353	271
Total noninterest expense	1,171	1,000
Income before minority and noncontrolling interests and income taxes	548	472
Minority and noncontrolling interests in income of consolidated entities	13	6
Income taxes	181	112
Net income	$354	$354
Earnings Per Common Share
Basic	$1.21	$1.26
Diluted	$1.19	$1.24
Average Common Shares Outstanding
Basic	292	281
Diluted	296	284

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2006	December 31 2005
Assets
Cash and due from banks	$3,206	$3,518
Federal funds sold and resale agreements	511	350
Other short-term investments, including trading securities	2,641	2,543
Loans held for sale	2,266	2,449
Securities available for sale and held to maturity	21,529	20,710
Loans, net of unearned income of $832 and $835	49,521	49,101
Allowance for loan and lease losses	(597)	(596)
Net loans	48,924	48,505
Goodwill	3,638	3,619
Other intangible assets	844	847
Other	9,698	9,413
Total assets	$93,257	$91,954

Liabilities
Deposits
Noninterest-bearing	$14,250	$14,988
Interest-bearing	46,649	45,287
Total deposits	60,899	60,275
Borrowed funds
Federal funds purchased	3,156	4,128
Repurchase agreements	2,892	1,691
Bank notes and senior debt	3,362	3,875
Subordinated debt	4,387	4,469
Commercial paper	120	10
Other	2,523	2,724
Total borrowed funds	16,440	16,897
Allowance for unfunded loan commitments and letters of credit	103	100
Accrued expenses	2,585	2,770
Other	3,822	2,759
Total liabilities	83,849	82,801

Minority and noncontrolling interests in consolidated entities	627	590

Shareholders’ Equity
Preferred stock (a)
Common stock - $5 par value
Authorized 800 shares, issued 353 shares	1,764	1,764
Capital surplus	1,349	1,358
Retained earnings	9,230	9,023
Deferred compensation expense	(44)	(59)
Accumulated other comprehensive loss	(394)	(267)
Common stock held in treasury at cost: 57 and 60 shares	(3,124)	(3,256)
Total shareholders’ equity	8,781	8,563
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$93,257	$91,954

(a)  Less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Three months ended March 31 - in millions Unaudited	2006	2005
Operating Activities
Net income	$354	$354
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	22	8
Depreciation, amortization and accretion	93	80
Deferred income taxes	37	(65)
Securities transactions	4	9
Valuation adjustments	(1)	(2)
Excess tax benefits from share-based payment arrangements	(14)
Net change in
Loans held for sale	207	(398)
Other short-term investments	9	(376)
Other	234	(1,061)
Net cash provided (used) by operating activities	945	(1,451)
Investing Activities
Repayment of securities	872	686
Sales
Securities	1,257	5,458
Loans		7
Foreclosed and other nonperforming assets	5	5
Purchases
Securities	(2,790)	(8,548)
Loans	(322)	(551)
Net change in
Loans	(140)	(650)
Federal funds sold and resale agreements	(161)	383
Net cash paid for acquisitions	(5)	(243)
Other	(47)	(9)
Net cash used by investing activities	(1,331)	(3,462)
Financing Activities
Net change in
Noninterest-bearing deposits	(738)	(107)
Interest-bearing deposits	1,362	2,007
Federal funds purchased	(972)	776
Repurchase agreements	1,201	701
Commercial paper	110	130
Other short-term borrowed funds	(361)	(71)
Sales/issuances
Bank notes and senior debt	4	1,299
Other long-term borrowed funds	195	116
Common stock	155	45
Repayments/maturities
Bank notes and senior debt	(500)
Other long-term borrowed funds	(171)	(124)
Excess tax benefits from share-based payment arrangements	14
Acquisition of treasury stock	(78)	(39)
Cash dividends paid	(147)	(142)
Net cash provided by financing activities	74	4,591
Net Increase (Decrease) In Cash And Due From Banks	(312)	(322)
Cash and due from banks at beginning of period	3,518	3,230
Cash and due from banks at end of period	$3,206	$2,908
Cash Paid For
Interest	$511	$263
Income taxes	55	65
Non-cash Items
Transfer from (to) loans to (from) loans held for sale, net	23	(3)
Transfer from loans to other assets	2	4

See accompanying Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

We are one of the largest diversified financial services companies in the United States, operating businesses engaged in:

•      Retail banking,

•      Corporate and institutional banking,

•      Asset management, and

•      Global fund processing services.

We provide many of our products and services nationally and others in our primary geographic markets located in Pennsylvania, New Jersey, Delaware, Ohio, Kentucky and the greater Washington, DC area, including Maryland and Virginia. We also provide certain asset management and global fund processing services internationally. We are subject to intense competition from other financial services companies and are subject to regulation by various domestic and international authorities.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our unaudited interim consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities. We prepared these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). We have eliminated all significant intercompany accounts and transactions. We have also reclassified certain prior period amounts to conform with the 2006 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

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

We consolidate a VIE if we are considered to be its primary beneficiary. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Upon consolidation of a VIE, we generally record all of the VIE’s assets, liabilities and noncontrolling interests at fair value, with future changes based upon consolidation accounting principles. See Note 6 Variable Interest Entities for more information about non-consolidated VIEs in which we hold a significant interest.

BUSINESS COMBINATIONS

We record the net assets of companies that we acquire at their estimated fair value at the date of acquisition and we include the results of operations of the acquired business in our consolidated income statement from the date of acquisition. We recognize as goodwill the excess of the purchase price over the estimated fair value of the net assets acquired.

USE OF ESTIMATES

We prepare the unaudited interim consolidated financial statements using financial information available at the time, which requires us to make estimates and assumptions that affect the amounts reported. Actual results will differ from these estimates and the differences may be material to the consolidated financial statements.

REVENUE RECOGNITION

We earn net interest and noninterest income from various sources, including:

•      Lending,

•      Securities portfolio,

•      Investment management and fund servicing,

•      Customer deposits,

•      Loan servicing,

•      Brokerage services, and

•      Securities and derivatives trading activities, including foreign exchange.

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

INVESTMENTS

We have interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

•      Marketability of the investment,

•      Ownership interest,

•      Our plans for the investment, and

•      The nature of the investment.

Private Equity Investments

We report private equity investments, which include direct investments in companies, interests in limited partnerships, and affiliated partnership interests, at estimated fair values. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. The valuation procedures applied to direct investments include techniques such as multiples of cash flow of the entity, independent appraisals of the entity or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We generally value limited partnership investments based on the financial statements we receive from the general partner. We include all private equity investments in the consolidated balance sheet in other assets. Changes in the fair value of these assets are recognized in noninterest income.

We consolidate private equity investments when we are the general partner in a limited partnership and have determined that we have control of the partnership.

Equity Securities and Partnership Interests

We account for equity investments other than private equity investments under one of the following methods:

•      Marketable equity securities are recorded on a trade-date basis and are accounted for at fair value based on the securities’ quoted market prices from a national securities exchange. Dividend income on these securities is recognized in net interest income. Those purchased with the intention of recognizing short-term profits are placed in the trading account, carried at market value and classified as short-term investments. Gains and losses on trading securities are included in noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Any unrealized losses that we have determined to be other-than-temporary are recognized in the period that the determination is made.

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

For investments in limited partnerships that are not required to be consolidated, we use either the cost method or the equity method as described above for nonmarketable equity securities. We use the equity method if our limited partner ownership interest in the partnership is greater than 3%. We use the cost method for the remaining limited partnership investments. We account for general partnership interests under the equity method when we have determined that we do not have control over these entities and are not required to consolidate them. General and limited partnership investments are included in other assets on the consolidated balance sheet.

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as securities and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation or other trading purposes are carried at market value and classified as short-term investments. Gains and losses on these securities are included in noninterest income. Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income or loss. Other-than-temporary declines in the fair value of available for sale debt securities are recognized as a securities loss included in noninterest income in the period in which the determination is made. We review for impairment on a quarterly basis all debt securities that are in an unrealized loss position.

We include all interest on debt securities, including amortization of premiums and accretion of discounts using the interest method, in net interest income. We compute gains and losses realized on the sale of debt securities available for sale on a specific security basis and include them in noninterest income.

LOANS AND LEASES

Except as described below, loans are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on loans purchased. Interest income related to loans other than nonaccrual loans is accrued based on the principal amount outstanding and credited to net interest income as earned. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and amortized to income, over periods not exceeding the contractual life of the loan, using methods that approximate the interest method.

On January 1, 2006, we adopted SFAS 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” which permits a fair value election for previously bifurcated hybrid financial instruments on an instrument-by-instrument basis. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments with loan host contracts under this standard. As such, certain loans are accounted for at fair value with changes in fair value reported in interest income. The fair value of these loans was $169 million, or less than .5% of the total loan portfolio, at March 31, 2006.

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

On January 1, 2006, we adopted SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of separately recognized servicing rights and obligations retained, we have elected to continue to account for each under the amortization method which requires us to amortize servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss.

Each quarter, we evaluate our servicing assets for impairment by categorizing the pools of assets underlying servicing rights by product type. A valuation allowance is recorded and reduces current income when the carrying amount of a specific asset category exceeds its fair value.

We classify other securities retained as debt securities available for sale or other assets, depending on the form of the retained interest. Retained interests that are subject to prepayment risk are reviewed on a quarterly basis for impairment. If the fair value of the retained interest is below its carrying amount and the decline is determined to be other-than-temporary, then the decline is reflected as a charge to noninterest income. We recognize other adjustments to the fair market value of retained interests classified as available for sale securities through accumulated other comprehensive income or loss.

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

Consumer loans well-secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 12 months past due. We charge off these loans based on the facts and circumstances of the individual loan.

Consumer loans not well-secured or in the process of collection are classified as nonaccrual at 120 days past due if they are home equity loans and at 180 days past due if they are home equity lines of credit. These loans are recorded at the lower of cost or market value, less liquidation costs and the unsecured portion of these loans is generally charged off in the month they become nonaccrual.

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

Specific allocations are made to significant impaired loans and are determined in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” with impairment measured generally based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral. We establish a specific allowance on all other impaired loans based on their loss given default credit risk rating.

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

•      Ability and depth of lending management,

•      Changes in risk selection and underwriting standards, and

•      Bank regulatory considerations.

COMMERCIAL MORTGAGE SERVICING RIGHTS

We provide servicing under various commercial loan servicing contracts. These contracts are either purchased in the market place or retained as part of a commercial mortgage loan securitization or loan sale. Prior to January 1, 2006, purchased contracts were recorded at cost and the servicing rights retained from the sale or securitization of loans were recorded based on their relative fair value to all of the assets securitized or sold. As a result of the adoption of SFAS 156, beginning January 1, 2006 all newly acquired servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future cash flows, including assumptions as to:

•      Interest rates for escrow and deposit balance earnings,

•      Discount rates,

•      Estimated prepayment speeds, and

•      Estimated servicing costs.

We have elected to account for our commercial mortgage servicing rights as a class of assets under the amortization method. This determination was made based on the unique characteristics of the commercial mortgages underlying these servicing rights with regard to market inputs used in determining fair value and how we manage the risks inherent in the commercial mortgage servicing rights asset. We record the servicing asset as an other intangible asset and amortize it over its estimated life in proportion to estimated net servicing income. On a quarterly basis, we test the asset for impairment. If the estimated fair value of the asset is less than the carrying value, an impairment loss is recognized. Servicing fees are recognized as they are earned and are reported net of amortization expense in noninterest income.

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

For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We have no derivatives that hedge the net investment in a foreign operation.

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

We discontinue hedge accounting when it is determined that the derivative is no longer an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is no longer probable that the forecast transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When hedge accounting is discontinued because it is no longer probable that a forecast transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in other comprehensive income up to the date of sale, termination or de-designation continues to be reported in other comprehensive income until the forecast transaction affects earnings.

We occasionally purchase or originate financial instruments that contain an embedded derivative. Prior to January 1, 2006, we assessed at the inception of the transaction if economic characteristics of the embedded derivative were clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodied both the embedded derivative and the host contract were measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative did not meet these three conditions, the embedded derivative would qualify as a derivative instrument and be recorded apart from the host contract and carried at fair value with changes recorded in current earnings. On January 1, 2006, we adopted SFAS 155 which, among other provisions, permits a fair value election for hybrid financial instruments requiring bifurcation on an instrument-by-instrument basis. Beginning January 1, 2006, we elected to account for certain previously bifurcated hybrid instruments and certain newly acquired hybrid instruments under this fair value election on an instrument-by-instrument basis. As such, certain previously reported embedded derivatives are now reported with their host contracts in loans and other assets.

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

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not restate results for prior years upon our adoption of SFAS 123. Since we adopted SFAS 123 prospectively, the cost related to stock-based employee compensation included in net income for the three months ended March 31, 2005 is less than what we would have recognized if we had applied the fair value based method to all awards since the original effective date of the standard. See Recent Accounting Pronouncements in this Note 1 for discussion of adoption of SFAS No. 123 (Revised 2004), “Share Based Payment” effective January 1, 2006.

The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to all outstanding and unvested awards in each period.

Pro Forma Net Income And Earnings Per Share

	Three months ended
In millions, except for per share data	March 31, 2006	March 31, 2005
Net income as reported	$354	$354
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	11
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(16)	(13)
Pro forma net income	$354	$352
Earnings per share
Basic-as reported	$1.21	$1.26
Basic-pro forma	$1.21	$1.25

Diluted-as reported	$1.19	$1.24
Diluted-pro forma	$1.19	$1.24

See Note 8 Certain Employee Benefit and Stock-Based Compensation Plans for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require that all separately recognized servicing rights be initially measured at fair value, with an option in subsequent periods to continue to measure the servicing rights at fair value or to measure at amortized cost with an assessment of impairment each reporting period. As described under “Commercial Mortgage Servicing Rights,” we adopted SFAS 156 as of January 1, 2006. The adoption did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” that permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS 155 is effective for all instruments acquired or issued on or after the adoption of this statement and may be applied to certain other financial instruments held prior to the adoption date. As described under “Loans and Leases,” we adopted SFAS 155 as of January 1, 2006. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP clarified and reaffirmed existing guidance as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Certain disclosures about unrealized losses on available for sale debt and equity securities that have not been recognized as other-than-temporary impairments are required under FSP 115-1. Application of this guidance, which was effective January 1, 2006, did not have a significant impact on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 provides that the general partner(s) is presumed to control the limited partnership (including certain limited liability companies), unless the limited partners possess either substantive participating rights or the substantive ability to dissolve the limited partnership or otherwise remove the general partner(s) without cause (“kick-out rights”). Kick-out rights are substantive if they can be exercised by a simple majority of the limited partners voting interests. The guidance was effective for all limited partnerships as of January 1, 2006. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 generally requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principle and changes required when a new pronouncement does not include specific transition provisions. This standard was effective for PNC beginning January 1, 2006.

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method of transition. This method requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. It also requires changes in the timing of expense recognition for awards granted to retirement-eligible employees and clarifies the accounting for the tax effects of stock awards. The adoption of the revised standard did not have a significant impact on our consolidated financial statements.

NOTE 2 ACQUISITIONS

On February 15, 2006, we announced that BlackRock and Merrill Lynch had entered into a definitive agreement pursuant to which Merrill Lynch will contribute its investment management business to BlackRock in exchange for newly issued BlackRock common and preferred stock. Upon the closing of this transaction, which we expect to occur on or around September 30, 2006, Merrill Lynch would own 65 million shares, or approximately 49% of the combined company.

As of March 31, 2006, we owned approximately 69% of BlackRock. Upon closing of this transaction, the carrying value of our investment in BlackRock would increase and, as a result, we would recognize an after-tax gain. We would deconsolidate BlackRock from PNC’s financial statements as required under generally accepted accounting principles and account for our investment in BlackRock under the equity method of accounting. At the closing of the transaction, we expect to continue to own approximately 44 million shares of BlackRock common stock, representing an ownership interest of approximately 34% of the larger company, and would have two seats on BlackRock’s board of directors, including one director on the executive committee.

This transaction must be approved by BlackRock shareholders and is subject to obtaining appropriate regulatory and other approvals. We currently control more than 80% of the voting interest in BlackRock and will vote our interest in support of the transaction.

Additional information on this transaction is included in our Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006 and our 2005 Form 10-K, and in BlackRock’s Current Reports on Form 8-K filed February 15, 2006 and February 22, 2006, along with BlackRock’s 2005 Form 10-K.

NOTE 3 SECURITIES

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
March 31, 2006 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$14,272	$13	$(356)	$13,929
US Treasury and government agencies	3,756		(107)	3,649
Commercial mortgage-backed	2,387	1	(68)	2,320
Asset-backed	1,195		(12)	1,183
State and municipal	154	1	(3)	152
Other debt	88		(2)	86
Total debt securities	21,852	15	(548)	21,319
Corporate stocks and other	209	1		210
Total securities available for sale	$22,061	$16	$(548)	$21,529
December 31, 2005 (a)
SECURITIES AVAILABLE FOR SALE
Debt securities
Mortgage-backed	$13,794	$1	$(251)	$13,544
US Treasury and government agencies	3,816		(72)	3,744
Commercial mortgage-backed	1,955	1	(37)	1,919
Asset-backed	1,073		(10)	1,063
State and municipal	159	1	(2)	158
Other debt	87		(1)	86
Total debt securities	20,884	3	(373)	20,514
Corporate stocks and other	196			196
Total securities available for sale	$21,080	$3	$(373)	$20,710
(a)	Securities held to maturity at March 31, 2006 and December 31, 2005 totaled less than $.5 million at each date.

Securities represented 23% of total assets at both March 31, 2006 and December 31, 2005.

At March 31, 2006, securities available for sale included a net unrealized loss of $532 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $370 million. The impact on bond prices of increases in interest rates and tightening asset spreads during the first quarter of 2006 was reflected in the net unrealized loss position at March 31, 2006.

We do not believe that any individual unrealized losses as of March 31, 2006 represent an other-than-temporary impairment. The $356 million unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage

Corporation and private institutions. The $107 million unrealized losses reported for US Treasuries and government agencies relate primarily to agency debenture securities. The $68 million unrealized losses reported for commercial mortgage-backed securities relate primarily to fixed rate securities. The $12 million unrealized losses associated with asset-backed securities relate primarily to securities collateralized by home equity, automobile and credit card loans. The majority of the unrealized losses reported are attributable to changes in interest rates and not from the deterioration of the credit quality of the issuer.

We evaluate our portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning.

Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

The expected weighted-average life of securities available for sale was 4 years and 4 months as of March 31, 2006 and 4 years and 1 month at December 31, 2005.

Information relating to securities sold is set forth in the following table:

Securities Sold

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Income Tax Expense/ (Benefit)
2006	$1,257		$(4)	$(4)	$(1)
2005	5,458	11	(20)	(9)	(3)

The carrying value of securities pledged to secure public and trust deposits and repurchase agreements and for other purposes was $11.1 billion at March 31, 2006 and $10.8 billion at December 31, 2005. The fair value of securities accepted as collateral that we are permitted by contract or custom to sell or repledge was $347 million at March 31, 2006 and $273 million at December 31, 2005 and is a component of federal funds sold and resale agreements on our Consolidated Balance Sheet. Of the permitted amount, all was repledged to others at March 31, 2006 and December 31, 2005.

NOTE 4 ASSET QUALITY

The following table sets forth nonperforming assets and related information.

Dollars in millions	March 31 2006	December 31 2005
Nonaccrual loans
Commercial	$127	$134
Commercial real estate	13	14
Consumer	11	10
Residential mortgage	15	15
Lease financing	16	17
Total nonaccrual loans	182	190
Nonperforming loans held for sale (a)	1	1
Foreclosed and other assets
Lease	13	13
Residential mortgage	8	9
Other	3	3
Total foreclosed and other assets	24	25
Total nonperforming assets (b)	$207	$216
Nonperforming loans to total loans	.37%	.39%
Nonperforming assets to total loans, loans held for sale and foreclosed assets	.40	.42
Nonperforming assets to total assets	.22	.23
(a)	Includes troubled debt restructured loans held for sale of $1 million at both March 31, 2006 and December 31, 2005.
(b)	Excludes equity management assets carried at estimated fair value of $21 million as of March 31, 2006 and $25 million as of December 31, 2005. These assets included troubled debt restructured assets of $7 million at both March 31, 2006 and December 31, 2005.

Changes in the allowance for loan and lease losses were as follows:

In millions	2006	2005
Allowance at January 1	$596	$607
Charge-offs
Commercial	(16)	(12)
Consumer	(12)	(10)
Total charge-offs	(28)	(22)
Recoveries
Commercial	6	6
Consumer	4	4
Total recoveries	10	10
Net charge-offs
Commercial	(10)	(6)
Consumer	(8)	(6)
Total net charge-offs	(18)	(12)
Provision for credit losses	22	8
Net change in allowance for unfunded loan commitments and letters of credit	(3)	(3)
Allowance at March 31	$597	$600

Changes in the allowance for unfunded loan commitments and letters of credit were as follows:

In millions	2006	2005
Allowance at January 1	$100	$75
Net change in allowance for unfunded loan commitments and letters of credit	3	3
Allowance at March 31	$103	$78

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill by business for the three months ended March 31, 2006 follows:

Goodwill

In millions	December 31 2005	Additions/ Adjustments	March 31 2006
Retail Banking	$1,471	$11	$1,482
Corporate & Institutional Banking	935	3	938
BlackRock	190	11	201
PFPC	968		968
Other	55	(6)	49
Total	$3,619	$19	$3,638

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Other Intangible Assets

In millions	March 31 2006	December 31 2005
Customer-related and other intangibles
Gross carrying amount	$647	$646
Accumulated amortization	(157)	(143)
Net carrying amount	$490	$503
Mortgage and other loan servicing rights
Gross carrying amount (a)	$529	$511
Accumulated amortization (a)	(175)	(167)
Net carrying amount	$354	$344
Total	$844	$847
(a)	Amounts for March 31, 2006 were reduced by retirements totaling $2 million for Corporate & Institutional Banking.

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

The changes in the carrying amount of goodwill and net other intangible assets for the three months ended March 31, 2006, are as follows:

Changes in Goodwill and Other Intangibles

In millions	Goodwill	Customer- Related	Servicing Rights
Balance at December 31, 2005	$3,619	$503	$344
Additions/adjustments:
Riggs acquisition	11
BlackRock acquisition of SSRM	11
BlackRock stock activity	(6)
Corporate & Institutional Banking (a)	3	1	18
Reduction of accumulated amortization (a)			2
Amortization		(14)	(10)
Balance at March 31, 2006	$3,638	$490	$354
(a)	See note (a) under the “Other Intangible Assets” table above.

Servicing revenue from mortgage servicing rights, reflected on our balance sheet, including servicing fees, net interest income from deposit balances and ancillary fees, was $33 million for the three months ended March 31, 2006. We also generate servicing revenue from fee-based activities provided to others.

Our ownership of BlackRock continues to change primarily when BlackRock repurchases its shares in the open market and issues shares for an acquisition or pursuant to its employee compensation plans. We recognize goodwill because BlackRock repurchases its shares at an amount greater than book value per share and this results in an increase in our percentage ownership interest. We reduced goodwill in the first three months of 2006 as a result of BlackRock’s stock activity.

Amortization expense on intangible assets for the first three months of 2006 was $24 million. Amortization expense on existing intangible assets for the remainder of 2006 and for 2007 through 2011 is estimated to be as follows:

•	Remainder of 2006: $71 million,
•	2007: $90 million,
•	2008: $86 million,
•	2009: $82 million,
•	2010: $60 million, and
•	2011: $46 million.

NOTE 6 VARIABLE INTEREST ENTITIES

As discussed in our 2005 Form 10-K, we are involved with various entities in the normal course of business that may be deemed to be VIEs. We consolidated certain VIEs at March 31, 2006 and December 31, 2005 for which we were determined to be the primary beneficiary. These consolidated VIEs and relationships with PNC are described in our 2005 Form 10-K.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Non-Consolidated VIEs – Significant Variable Interests

In millions	Aggregate Assets	Aggregate Debt	PNC Risk of Loss
March 31, 2006
Collateralized debt obligations (a)	$6,669	$6,091	$50	(b)
Private investment funds (a)	5,163	926	13	(b)
Market Street	3,507	3,507	5,304	(c)
Partnership interests in low income housing projects	35	29	2
Total	$15,374	$10,553	$5,369
December 31, 2005
Collateralized debt obligations (a)	$6,290	$5,491	$51	(b)
Private investment funds (a)	5,186	1,051	13	(b)
Market Street	3,519	3,519	5,089	(c)
Partnership interests in low income housing projects	35	29	2
Total	$15,030	$10,090	$5,155
(a)	Held by BlackRock.
(b)	Includes both PNC’s risk of loss and BlackRock’s risk of loss, limited to PNC’s ownership interest in BlackRock.
(c)	Includes off-balance sheet liquidity commitments to Market Street of $4.8 billion and other credit enhancements of $469 million at March 31, 2006. The comparable amounts were $4.6 billion and $444 million at December 31, 2005.

The aggregate assets and debt of VIEs that we have consolidated in our financial statements are as follows:

Consolidated VIEs – PNC Is Primary Beneficiary

In millions	Aggregate Assets	Aggregate Debt
March 31, 2006
Partnership interests in low income housing projects	$636	$636
Other	13	11
Total	$649	$647
December 31, 2005
Partnership interests in low income housing projects	$680	$680
Other	12	10
Total	$692	$690

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

Investment Company Accounting – Deferred Application

In millions	Aggregate Assets	Aggregate Equity	PNC Risk of Loss
Private Equity Fund
March 31, 2006	$97	$97	$24
December 31, 2005	$109	$109	$25

NOTE 7 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

These capital securities represent non-voting preferred beneficial interests in the assets of PNC Institutional Capital Trusts A and B, PNC Capital Trusts C and D, UNB Capital Trust I and Capital Statutory Trust II, and the Riggs Capital Trust and Capital Trust II (the “Trusts”). Trust A is a wholly owned finance subsidiary of PNC Bank, N.A., PNC’s principal bank subsidiary. All other Trusts are wholly owned finance subsidiaries of PNC. With the exception of the Riggs Capital Trust, the financial statements of the Trusts are not included in PNC’s consolidated financial statements.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 4 Regulatory Matters in our 2005 Form 10-K.

We have more information on the Trusts in Note 14 Capital Securities of Subsidiary Trusts in our 2005 Form 10-K.

NOTE 8 CERTAIN EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Pension and Post-Retirement Plans

As more fully described in our 2005 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Retirement benefits are derived from a cash balance formula based on compensation levels, age and length of service. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees. All retirement benefits provided under these plans are unfunded and we make any payments to plan participants. We also provide certain health care and life insurance benefits for qualifying retired employees (“post-retirement benefits”) through various plans.

The components of our net periodic pension and post-retirement benefit cost for the first quarter of 2006 and 2005 were as follows:

	Qualified Pension Plan		Nonqualified Pension Plan		Post-retirement Benefits
Three months ended March 31 In millions	2006	2005	2006	2005	2006	2005
Service cost	$9	$9				$1
Interest cost	17	16	$1	$1	$4	4
Expected return on plan assets	(32)	(31)
Amortization of prior service cost					(2)	(2)
Recognized net actuarial loss	6	6	1	1	1	1
Net periodic cost	$-	$-	$2	$2	$3	$4

Stock-Based Compensation Plans

We have long-term incentive award plans (“Incentive Plans”) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, and restricted stock to executives and, other than incentive stock options, to non-employee directors. As of March 31, 2006, no incentive stock options or stock appreciation rights were outstanding.

Nonqualified Stock Options

Options are granted at exercise prices not less than the market value of common stock on the date of grant. Generally, options granted since 1999 become exercisable in installments after the grant date. Options granted prior to 1999 are mainly exercisable 12 months after grant date. No option may be exercisable after 10 years from its grant date. Payment of the option price may be in cash or previously owned shares of common stock at market value on the exercise date.

Generally, options granted under the Incentive Plans vest ratably over a three-year period as long as the grantee remains an employee or, in certain cases, retires from PNC. For all options granted prior to the adoption of SFAS 123(R), we recognized compensation expense over the three-year vesting period. If an employee retired prior to the end of the three-year vesting period, we accelerated the expensing of all unrecognized compensation costs at the retirement date. As required under SFAS 123(R), we recognize compensation expense for options granted to retirement-eligible employees after January 1, 2006 within the first year of the grant date, in accordance with the service period provisions of the options. Total compensation expense recognized related to stock options during the first quarter of 2006 was approximately $6 million.

For purposes of computing stock option expense and pro forma results, we estimated the fair value of stock options using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are very subjective. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for all stock-based compensation awards and are not indicative of the impact on future periods.

We used the following assumptions in the option pricing model for purposes of estimating pro forma results in 2005 and to determine 2006 and 2005 stock option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•	The dividend yield represents average yields over the previous three-year period,
•	Volatility is measured using the fluctuation in month-end closing stock prices over a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted average of historical option activity.

Option Pricing Assumptions

Weighted average for the three months ended March 31	2006	2005
Risk-free interest rate	4.4%	3.7%
Dividend yield	3.7%	3.8%
Volatility	20.6%	26.4%
Expected life	5.5 yrs.	5.0 yrs.

The status of PNC stock options at March 31, 2006 follows:

	Shares (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Outstanding	17,596	$57.48	6.1	$195
Vested and expected to vest	16,602	$57.75	6.0	$181
Exercisable	13,262	$56.89	5.7	$160

During the first quarter of 2006 we issued approximately 2.4 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we intend to utilize treasury stock for future stock option exercises.

Incentive Share and Restricted Stock Awards

The fair value of nonvested incentive shares and restricted stock awards is initially determined based on the average of the high and low of our common stock price on the date of grant. Incentive shares are subsequently valued subject to the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee of the Board of Directors approve the final award of incentive shares. Restricted stock awards have various vesting periods ranging from 36 months to 60 months. There are no financial or performance goals associated with any of our restricted stock awards.

We recognize compensation expense for incentive shares and restricted stock awards ratably over the corresponding vesting and/or performance periods for each type of program. Total compensation expense recognized related to PNC incentive share and restricted stock awards during the first quarter of 2006 was approximately $12 million.

The status of PNC nonvested incentive shares and restricted stock awards at March 31, 2006, follows:

Shares in thousands	Shares	Weighted-Average Grant Date Fair Value
Nonvested incentive shares	182	$69.60
Nonvested restricted stock	2,891	$56.59

At March 31, 2006, there was $44 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plan. This cost is expected to be recognized as expense over a period of no longer than five years.

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

During the next twelve months, we expect to reclassify to earnings $18 million of pretax net losses, or $11 million after-tax, on cash flow hedge derivatives currently reported in accumulated other comprehensive income (loss). This amount could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2006. These net losses are anticipated to result from net cash flows on receive fixed interest rate swaps that would impact interest income recognized on the related floating rate commercial loans.

As of March 31, 2006 we have determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For those hedge relationships that do not qualify for assuming no ineffectiveness, any ineffectiveness present in the hedge relationship is recognized in current earnings. The ineffective portion of the change in value of these derivatives resulted in a $1 million net loss for the three months ended March 31, 2006 compared with a minimal net loss in the same period of 2005.

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

We enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements. Risk participation agreements entered into prior to July 1, 2003 are considered financial guarantees and therefore are not included in derivatives. Agreements entered into subsequent to June 30, 2003 are included in the derivative table that follows. We determine that we meet our objective of reducing credit risk associated with certain counterparties to derivative contracts when the participation agreements share in their proportional credit losses of those counterparties.

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At March 31, 2006 we held cash and US government and mortgage-backed securities with a fair value of $73 million and pledged mortgage-backed securities with a fair value of $140 million under these agreements.

The total notional or contractual amounts, estimated net fair value and credit risk for derivatives at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006			December 31, 2005
In millions	Notional/Contract amount	Estimated net fair value	Credit risk	Notional/Contract amount	Estimated net fair value	Credit risk
ACCOUNTING HEDGES

Fair value hedges	$5,914	$(27)	$73	$5,900	$78	$108
Cash flow hedges	3,103	(31)	3	2,926	(9)	5
Total	$9,017	$(58)	$76	$8,826	$69	$113

FREE-STANDING DERIVATIVES

Interest rate contracts	$85,628	$46	$556	$70,404	$39	$372
Equity contracts	3,268	(57)	115	2,744	(79)	347
Foreign exchange contracts	6,027	5	50	4,687	4	60
Credit contracts	1,642	(1)	7	1,353		7
Options	55,626	48	214	51,383	32	168
Risk participation agreements	601			461
Commitments related to mortgage-related assets	1,853	(5)	3	1,695	1	6
Other	20		1	254	5	9
Total	$154,665	$36	$946	$132,981	$2	$969

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per common share calculations follow:

	Three months ended March 31
In millions, except share and per share data	2006	2005

CALCULATION OF BASIC EARNINGS PER COMMON SHARE
Net income applicable to basic earnings per common share (a)	$354	$354
Basic weighted-average common shares outstanding (in thousands)	292,027	281,291
Basic earnings per common share	$1.21	$1.26

CALCULATION OF DILUTED EARNINGS PER COMMON SHARE (b)
Net income	$354	$354
Less: BlackRock adjustment for common stock equivalents	2	1
Net income applicable to diluted earnings per common share	$352	$353
Basic weighted-average common shares outstanding (in thousands)	292,027	281,291

Conversion of preferred stock Series A and B	75	82
Conversion of preferred stock Series C and D	593	632
Conversion of debentures	2	2
Exercise of stock options	2,169	873
Incentive share awards	1,412	1,087
Diluted weighted-average common shares outstanding (in thousands)	296,278	283,967
Diluted earnings per common share	$1.19	$1.24
(a) Preferred dividends declared were less than $.5 million for each period.
(b) Excludes stock options considered to be anti-dilutive (in thousands)	4,930	13,103

NOTE 11 SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in shareholders’ equity for the first three months of 2006 follows. Our preferred stock outstanding as of March 31, 2006 and December 31, 2005 totaled less than $.5 million at each date and, therefore, is excluded from the table.

In millions, except per share data	Shares Outstanding Common Stock	Common Stock	Capital Surplus	Retained Earnings	Deferred Compen- sation Expense	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2005	293	$1,764	$1,358	$9,023	$(59)	$(267)	$(3,256)	$8,563
Net income				354				354
Other comprehensive income (loss), net of tax
Net unrealized securities losses						(106)		(106)
Net unrealized losses on cash flow hedge derivatives						(20)		(20)
Other (a)						(1)		(1)
Comprehensive income								227
Cash dividends declared
Common ($.50 per share)				(147)				(147)
Treasury stock activity	2		(30)				132	102
Tax benefit of stock option plans			7					7
Stock options granted			7					7
Subsidiary stock transactions			7					7
Deferred compensation expense					15			15
Balance at March 31, 2006	295	$1,764	$1,349	$9,230	$(44)	$(394)	$(3,124)	$8,781

A summary of the components of the change in accumulated other comprehensive income (loss) follows:

Three months ended March 31, 2006 In millions	Pretax	Tax Benefit	After-tax
Change in net unrealized securities losses
Increase in net unrealized losses on securities held at period end	$(165)	$58	$(107)
Less: Net losses realized in net income (b)	(2)	1	(1)
Change in net unrealized securities losses	(163)	57	(106)
Change in net unrealized losses on cash flow hedge derivatives
Increase in net unrealized losses on cash flow hedge derivatives	(32)	11	(21)
Less: Net losses realized in net income	(1)		(1)
Change in net unrealized losses on cash flow hedge derivatives	(31)	11	(20)
Other (a)	(2)	1	(1)
Other comprehensive income (loss)	$(196)	$69	$(127)

    The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	March 31, 2006		December 31, 2005
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(532)	$(346)	$(369)	$(240)
Net unrealized losses on cash flow hedge derivatives	(71)	(46)	(40)	(26)
Other, net (a)	(4)	(2)	(2)	(1)
Accumulated other comprehensive loss	$(607)	$(394)	$(411)	$(267)
(a)	Consists of interest-only strip valuation adjustments, foreign currency translation adjustments and minimum pension liability adjustments.
(b)	The pretax amount represents net unrealized losses at December 31, 2005 that were realized in 2006 when the related securities were sold. This amount differs from net securities losses included in the Consolidated Income Statement primarily because it does not include gains or losses realized on securities that were purchased and then sold during the first quarter of 2006.

NOTE 12 LEGAL PROCEEDINGS

Some of our subsidiaries are defendants (or have potential contractual contribution obligations to other defendants) in several pending lawsuits brought during late 2002 and 2003 arising out of the bankruptcy of Adelphia Communications Corporation and its subsidiaries. There also are threatened additional proceedings arising out of the same matters. One of the lawsuits was brought on Adelphia’s behalf by the unsecured creditors’ committee and equity committee in Adelphia’s consolidated bankruptcy proceeding and was removed to the United States District Court for the Southern District of New York by order dated February 9, 2006. The other lawsuits, one of which is a putative consolidated class action, were brought by holders of debt and equity securities of Adelphia and have been consolidated for pretrial purposes in that district court. These lawsuits arise out of lending and securities underwriting activities engaged in by these PNC subsidiaries together with other financial services companies. In the aggregate, more than 400 other financial services companies and numerous other companies and individuals have been named as defendants in one or more of the lawsuits. Collectively, with respect to some or all of the defendants, the lawsuits allege federal law claims, including violations of federal securities and other federal laws, violations of common law duties, aiding and abetting such violations, voidable preference payments, and fraudulent transfers, among other matters. The lawsuits seek unquantified monetary damages, interest, attorneys’ fees and other expenses, and a return of the alleged voidable preference and fraudulent transfer payments, among other remedies. We believe that we have defenses to the claims against us in these lawsuits, as well as potential claims against third parties, and intend to defend these lawsuits vigorously. These lawsuits involve complex issues of law and fact, presenting complicated relationships among the many financial and other participants in the events giving rise to these lawsuits, and have not progressed to the point where we can predict the outcome of these lawsuits. It is not possible to determine what the likely aggregate recoveries on the part of the plaintiffs in these matters might be or the portion of any such recoveries for which we would ultimately be responsible, but the final consequences to PNC could be material.

On April 29, 2005, an amended complaint was filed in the putative class action against PNC, PNC Bank, N.A., our Pension Plan and its Pension Committee in the United States District Court for the Eastern District of Pennsylvania (originally filed in December 2004). The complaint claims violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), arising out of the January 1, 1999 conversion of our Pension Plan from a traditional defined benefit formula into a “cash balance” formula, the design and continued operation of the Plan, and other related matters. Plaintiffs seek to represent a class of all current and former employee-participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter. Plaintiffs also seek to represent a subclass of all current and former employee- participants in and beneficiaries of the Plan as of December 31, 1998 and thereafter who were or would have become eligible for an early retirement subsidy under the former Plan at some time prior to the date of the amended complaint. The plaintiffs are seeking unquantified damages and equitable relief available under ERISA, including interest, costs, and attorneys’ fees. On November 21, 2005, the court granted our motion to dismiss the amended complaint. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Third Circuit. We believe that we have substantial defenses to the claims against us in this lawsuit and intend to defend it vigorously.

In its Form 10-Q for the quarter ended March 31, 2005, Riggs National Corporation (“Riggs”) disclosed a number of pending lawsuits. All material lawsuits have been finally resolved or settlement agreements have been reached, in some cases subject to final documentation or court approval. None of the pending settlement amounts where the settlement has not been completed is material to PNC. The pending settlement amount for each of these lawsuits was reserved upon the recording of our acquisition of Riggs.

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

There are several pending judicial or administrative proceedings or other matters arising out of the three 2001 PAGIC transactions. Among the requirements of a June 2003 Deferred Prosecution Agreement that one of our subsidiaries entered into relating to the PAGIC transactions was the establishment of a Restitution Fund through our $90 million contribution. The Restitution Fund will be available to satisfy claims, including for the settlement of the pending securities litigation, which settlement remains subject to court approval. Louis W. Fryman, chairman of Fox Rothschild LLP in Philadelphia, Pennsylvania, is administering the Restitution Fund. In December 2004 and January and March 2005, we entered into settlement agreements relating to certain of the lawsuits and other claims arising out of the PAGIC transactions. These pending proceedings and settlements are described in our 2005 Annual Report on Form 10-K under Item 3.

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

NOTE 13 SEGMENT REPORTING

We operate four major businesses engaged in providing banking, asset management and global fund processing products and services:

•	Retail Banking,
•	Corporate & Institutional Banking,
•	BlackRock, and
•	PFPC.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Capital is intended to cover unexpected losses and is assigned to the banking and processing businesses using our risk-based economic capital model. We have increased the capital assigned to Retail Banking to 6% of funds to reflect the capital required for well-capitalized banks and to approximate market comparables for this business. The capital for BlackRock and PFPC reflects legal entity shareholders’ equity, which exceeds required economic capital.

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, trust, investment management and cash management services to approximately 2.5 million consumer and small business customers within our primary geographic area. Our customers are serviced through approximately 850 offices in our branch network, the call center located in Pittsburgh and the Internet – www.pncbank.com. The branch network is located primarily in Pennsylvania, New Jersey, Ohio, Kentucky, Delaware and the greater Washington, DC area, including Virginia and Maryland. Brokerage services are provided through PNC Investments, LLC, and J.J.B. Hilliard, W.L. Lyons, Inc. Retail Banking also serves as investment manager and trustee for employee benefit plans and charitable and endowment assets and provides nondiscretionary defined contribution plan services and investment options through its Vested Interest® product. These services are provided to individuals and corporations primarily within our primary geographic markets.

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

BlackRock is one of the largest publicly traded investment management firms in the United States with approximately $463 billion of assets under management at March 31, 2006. BlackRock provides diversified investment management services to institutional and individual investors worldwide through a variety of fixed income, cash management, equity, and alternative investment products. Mutual funds include the flagship fund families, BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name. See Note 2 Acquisitions regarding the pending Merrill Lynch transaction.

PFPC is among the largest providers of mutual fund transfer agency and accounting and administration services in the United States, offering a wide range of fund processing services to the investment management industry, and providing processing solutions to the international marketplace through its Ireland and Luxembourg operations.

Business Segment Results

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	BlackRock	PFPC	Other	Intercompany Eliminations	Consolidated
2006 INCOME STATEMENT
Net interest income (expense)	$407	$172	$13	$(9)	$(27)		$556
Noninterest income	345	165	396	227	70	$(18)	1,185
Total revenue	752	337	409	218	43	(18)	1,741
Provision for credit losses	9	12			1		22
Depreciation and amortization	17	6	9	14	26		72
Other noninterest expense	419	170	287	159	80	(16)	1,099
Earnings (loss) before minority and other interests and income taxes	307	149	113	45	(64)	(2)	548
Minority and other interests in income of consolidated entities	4		1		8		13
Income taxes	113	44	41	18	(34)	(1)	181
Earnings (loss)	$190	$105	$71	$27	$(38)	$(1)	$354
Inter-segment revenue	$3	$2	$8	$1	$4	$(18)
AVERAGE ASSETS (a)	$29,369	$25,496	$1,841	$2,385	$35,222	$(2,184)	$92,129
2005 INCOME STATEMENT
Net interest income (expense)	$371	$177	$8	$(16)	$(34)		$506
Noninterest income	291	132	250	230	89	$(18)	974
Total revenue	662	309	258	214	55	(18)	1,480
Provision for (recoveries of) credit losses	14	(4)			(2)		8
Depreciation and amortization	12	4	7	14	22		59
Other noninterest expense	400	150	177	162	66	(14)	941
Earnings (loss) before minority and other interests and income taxes	236	159	74	38	(31)	(4)	472
Minority and other interests in income of consolidated entities					6		6
Income taxes	87	49	27	15	(65)	(1)	112
Earnings (loss)	$149	$110	$47	$23	$28	$(3)	$354
Inter-segment revenue	$3	$2	$8	$1	$4	$(18)
AVERAGE ASSETS (a)	$25,618	$23,543	$1,494	$1,908	$32,426	$(1,627)	$83,362
(a)	Period-end balances for BlackRock and PFPC.

Certain revenue and expense amounts shown in the preceding table differ from amounts included in the Business Segments Review section of Part I, Item 2 of this Form 10-Q due to the presentation in Item 2 of business revenues on a taxable-equivalent basis and classification differences related to BlackRock and PFPC. BlackRock income classified as net interest income in the preceding table represents the net of investment income and interest expense as presented in the Business Segments Review section. PFPC income classified as net interest income (expense) in the preceding table represents the interest components of other nonoperating income (net of nonoperating expense) and debt financing as disclosed in the Business Segments Review section.

NOTE 14 COMMITMENTS AND GUARANTEES

EQUITY FUNDING COMMITMENTS

We had commitments to make additional equity investments in certain equity management entities of $70 million and affordable housing limited partnerships of $42 million at March 31, 2006.

Additionally, in October 2005, we committed $200 million to PNC Mezzanine Partners III, L.P., a $350 million mezzanine fund, that invests principally in subordinated debt securities with an equity component. Funding of this investment is expected to occur over a five-year period. The remaining unfunded commitment on March 31, 2006 was $182 million. The limited partnership is consolidated for financial reporting purposes as PNC has a 57% ownership interest.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2006 had terms ranging from less than one year to 10 years. The aggregate maximum amount of future payments we could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $6.5 billion at March 31, 2006.

Assets valued as of March 31, 2006 of approximately $1 billion secured certain specifically identified standby letters of credit. Approximately $2.2 billion in recourse provisions from third parties was also available for this purpose as of March 31, 2006. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $61 million at March 31, 2006.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2006, the aggregate of PNC’s commitments under these facilities was $234 million. PNC also enters into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits including Market Street. At March 31, 2006, our total commitments under these facilities were $5 billion, of which $4.8 billion was related to Market Street.

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

We enter into certain types of agreements that include provisions for indemnifying third parties, such as:

•	Agreements relating to providing various servicing and processing functions to third parties,
•	Agreements relating to the creation of trusts or other legal entities to facilitate leasing transactions, commercial mortgage-backed securities transactions (loan securitizations) and certain other off-balance sheet transactions,
•	Confidentiality agreements,
•	Syndicated credit agreements, as a syndicate member,
•	Sales of individual loans,
•	Arrangements with brokers to facilitate the hedging of derivative and convertible arbitrage activities, and
•	Litigation settlement agreements.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts so advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire, including Riggs, had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals (including some from Riggs) with respect to pending litigation or investigations during the first quarter of 2006. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

In connection with the lending of securities held by PFPC as an intermediary on behalf of certain of its clients, we provide indemnification to those clients against the failure of the borrowers to return the securities. The market value of the securities lent is fully secured on a daily basis; therefore, the exposure to us is limited to temporary shortfalls in the collateral as a result of short-term fluctuations in trading prices of the loaned securities. At March 31, 2006, the total maximum potential exposure as a result of these indemnity obligations was $7.7 billion, although we held collateral at the time in excess of that amount.

OTHER GUARANTEES

We write caps and floors for customers, risk management and proprietary trading purposes. At March 31, 2006, the fair value of the written caps and floors liability on our Consolidated Balance Sheet was $7 million. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement. We manage our market risk exposure from customer positions through transactions with third-party dealers.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold on our Consolidated Balance Sheet was a net asset of $6 million at March 31, 2006. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $242 million at March 31, 2006.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from less than 1 year to 12 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Our exposure under these agreements is approximately $288 million at March 31, 2006.

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

STATISTICAL INFORMATION (Unaudited)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2006			Fourth Quarter 2005
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates
Assets
Interest-earning assets
Securities available for sale and held to maturity
Securities available for sale
Mortgage-backed, asset-backed, and other debt	$13,007	$153	4.69%	$12,541	$141	4.48%
U.S. Treasury and government agencies/corporations	7,527	85	4.51	7,952	89	4.45
State and municipal	156	2	5.16	161	2	5.16
Corporate stocks and other	216	4	7.65	163	2	6.15
Total securities available for sale	20,906	244	4.66	20,817	234	4.48
Securities held to maturity
Total securities available for sale and held to maturity	20,906	244	4.66	20,817	234	4.49
Loans, net of unearned income
Commercial	19,556	329	6.72	19,130	313	6.40
Commercial real estate	3,021	49	6.54	2,983	48	6.29
Consumer	16,184	238	5.97	16,310	237	5.77
Residential mortgage	7,272	97	5.36	7,175	95	5.31
Lease financing	2,769	31	4.51	2,821	32	4.46
Other	344	6	6.61	364	5	5.78
Total loans, net of unearned income	49,146	750	6.14	48,783	730	5.91
Loans held for sale	2,745	37	5.47	2,715	37	5.42
Federal funds sold and resale agreements	488	5	4.06	643	5	3.22
Other	3,147	37	4.82	3,248	41	5.03
Total interest-earning assets/interest income	76,432	1,073	5.64	76,206	1,047	5.44
Noninterest-earning assets
Allowance for loan and lease losses	(600)			(628)
Cash and due from banks	3,187			3,325
Other	13,110			13,167
Total assets	$92,129			$92,070
Liabilities, Minority and Noncontrolling Interests, and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Money market	$18,482	133	2.92	$19,194	131	2.71
Demand	8,304	18.87		8,378	17.83
Savings	2,250	3.51		2,377	3.54
Retail certificates of deposit	13,243	121	3.72	12,804	114	3.51
Other time	1,309	14	4.28	1,527	15	3.82
Time deposits in foreign offices	3,396	38	4.42	2,482	25	3.94
Total interest-bearing deposits	46,984	327	2.81	46,762	305	2.58
Borrowed funds
Federal funds purchased	2,594	29	4.47	2,518	26	4.05
Repurchase agreements	2,307	23	4.08	1,915	17	3.58
Bank notes and senior debt	3,824	44	4.56	3,558	38	4.12
Subordinated debt	4,437	63	5.66	4,438	60	5.36
Commercial paper	219	2	4.46	798	8	3.78
Other	2,380	22	3.65	2,960	25	3.37
Total borrowed funds	15,761	183	4.65	16,187	174	4.23
Total interest-bearing liabilities/interest expense	62,745	510	3.27	62,949	479	3.01
Noninterest-bearing liabilities, minority and noncontrolling interests, and shareholders’ equity
Demand and other noninterest-bearing deposits	13,966			14,057
Allowance for unfunded loan commitments and letters of credit	101			80
Accrued expenses and other liabilities	6,106			6,049
Minority and noncontrolling interests in consolidated entities	589			599
Shareholders’ equity	8,622			8,336
Total liabilities, minority and noncontrolling interests, and shareholders’ equity	$92,129			$92,070
Interest rate spread			2.37			2.43
Impact of noninterest-bearing sources			.58			.53
Net interest income/margin		$563	2.95%		$568	2.96%

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding SFAS 115 adjustments to fair value, which are included in other assets).

Third Quarter 2005			Second Quarter 2005			First Quarter 2005
Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/Expense	Average Yields/Rates

$12,154	$129	4.26%	$11,138	$117	4.22%	$9,631	$101	4.19%
7,960	84	4.24	7,406	77	4.12	6,897	66	3.85
167	2	5.41	171	2	5.20	172	3	5.79
167	4	8.62	190	3	5.92	172	3	7.55
20,448	219	4.29	18,905	199	4.21	16,872	173	4.10
			1		1.84
20,448	219	4.29	18,906	199	4.21	16,872	173	4.10

19,685	307	6.11	19,259	277	5.69	17,935	245	5.47
2,947	47	6.28	2,478	36	5.67	2,015	27	5.44
16,673	239	5.68	16,195	223	5.53	15,641	206	5.33
6,739	89	5.27	5,742	74	5.16	4,855	63	5.18
2,937	33	4.45	2,978	33	4.52	3,041	34	4.51
469	6	4.96	484	6	4.58	495	5	4.11
49,450	721	5.75	47,136	649	5.48	43,982	580	5.30
2,390	26	4.33	2,152	26	4.71	1,941	15	3.16
423	3	2.92	649	4	2.43	2,249	13	2.25
3,046	33	4.19	3,098	30	4.04	2,937	29	3.98
75,757	1,002	5.23	71,941	908	5.03	67,981	810	4.79

(634)			(655)			(611)
3,233			3,106			2,987
12,720			13,167			13,005
$91,076			$87,559			$83,362

$18,447	113	2.43	$17,482	89	2.05	$16,562	70	1.71
8,343	15.71		8,205	13.62		7,965	11.57
2,589	4.55		2,787	4.63		2,831	5.67
12,143	99	3.27	11,215	86	3.04	10,296	72	2.86
2,306	21	3.54	1,484	14	3.82	902	9	3.87
2,061	18	3.40	2,477	18	2.91	2,373	15	2.47
45,889	270	2.33	43,650	224	2.05	40,929	182	1.80

1,704	16	3.48	2,506	19	3.00	1,659	10	2.49
2,137	18	3.16	2,405	17	2.86	2,306	13	2.25
3,271	30	3.65	3,288	27	3.21	2,663	19	2.84
3,996	50	5.07	3,826	45	4.72	3,911	42	4.27
3,316	29	3.48	2,438	19	3.07	2,344	15	2.52
2,790	23	3.17	1,867	16	3.40	2,159	17	3.20
17,214	166	3.79	16,330	143	3.48	15,042	116	3.09
63,103	436	2.73	59,980	367	2.44	55,971	298	2.15

13,738			12,987			12,432
84			78			76
5,408			6,095			6,856
518			526			527
8,225			7,893			7,500

$91,076			$87,559			$83,362
		2.50			2.59			2.64
		.46			.41			.38
	$566	2.96%		$541	3.00%		$512	3.02%

Loan fees for the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005 were $9 million, $12 million, $28 million, $27 million and $24 million, respectively. Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005 were $7 million, $13 million, $7 million, $7 million and $6 million, respectively.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1, of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

No material changes from the risk factors previously disclosed in PNC’s 2005 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2006 are included in the following table:

In thousands, except per share data

2006 period	Total shares purchased (1)	Average price paid per share	Total shares purchased as part of publicly announced programs (2)	Maximum number of shares that may yet be purchased under the programs (2)
January 1 – January 31	251	$64.50	—	19,522
February 1 – February 28	634	$68.23	—	19,522
March 1 – March 31	289	$69.06	—	19,522
Total	1,174	$67.64	—
(1)	Includes PNC common stock purchased under the program referred to in note (2) to this table, if any, and PNC common stock purchased in connection with our various employee benefit plans.
(2)	Our current stock repurchase program, which was authorized as of February 16, 2005, allows us to purchase up to 20 million shares on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. We did not purchase any shares under this program during the first quarter of 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of The PNC Financial Services Group, Inc. was held on April 25, 2006 for the purpose of considering and acting upon the following matters: (1) the election of 17 directors to serve until the next annual meeting and until their successors are elected and qualified, (2) the approval of The PNC Financial Services Group, Inc. 2006 Incentive Award Plan, and (3) the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as PNC’s independent auditors for 2006.

Seventeen directors were elected and the aggregate votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominee	For	Against/Withheld
Paul W. Chellgren	235,664,628	5,392,012
Robert N. Clay	235,735,488	5,321,152
J. Gary Cooper	236,705,555	4,351,085
George A. Davidson, Jr.	235,567,543	5,489,097
Kay C. James	237,367,829	3,688,811
Richard B. Kelson	237,600,699	3,455,941
Bruce C. Lindsay	235,770,122	5,286,518
Anthony A. Massaro	237,324,126	3,732,514
Thomas H. O’Brien	234,619,924	6,436,716
Jane G. Pepper	237,474,300	3,581,340
James E. Rohr	234,006,460	7,050,180
Lorene K. Steffes	237,642,407	3,414,233
Dennis F. Strigl	237,521,623	3,531,017
Stephen G. Thieke	237,624,266	3,432,374
Thomas J. Usher	234,921,901	6,134,739
George H. Walls, Jr.	237,433,567	3,621,073
Helge H. Wehmeier	235,622,754	5,433,886

The PNC Financial Services Group, Inc. 2006 Incentive Award Plan was approved and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes

For	Against	Abstain	Broker Non-Votes
149,013,551	47,806,869	2,636,701	41,599,519

The Audit Committee’s selection of Deloitte & Touche LLP as PNC’s independent auditors for 2006 was ratified and the aggregate votes cast for or against and the abstentions were as follows:

Aggregate Votes

For	Against	Abstain
238,029,007	1,124,131	1,903,502

With respect to all of the preceding matters, holders of our common and voting preferred stock voted together as a single class. The following table sets forth, as of the February 28, 2006 record date, the number of shares of each class or series of stock that were issued and outstanding and entitled to vote, the voting power per share, and the aggregate voting power of each class or series:

Title of Class or Series	Voting Rights Per Share	Number of Shares Entitled to Vote	Aggregate Voting Power
Common Stock	1	294,852,255	294,852,255
$1.80 Cumulative Convertible Preferred Stock – Series A	8	7,270	58,160
$1.80 Cumulative Convertible Preferred Stock - Series B	8	2,117	16,936
$1.60 Cumulative Convertible Preferred Stock - Series C	4/2.4	150,739	251,232
$1.80 Cumulative Convertible Preferred Stock - Series D	4/2.4	204,997	341,662
Total possible votes			295,520,245	*
*	Represents greatest number of votes possible. Actual aggregate voting power was less since each holder of such preferred stock was entitled to a number of votes equal to the number of full shares of common stock into which such holder’s preferred stock was convertible.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.39	The Corporation’s 2006 Incentive Award Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

You can receive copies of these Exhibits electronically at the SEC’s home page at www.sec.gov or from the public reference section of the SEC, at prescribed rates, at 100 F Street NE, Room 1580, Washington, DC 20549. The Exhibits are also available as part of this Form 10-Q on or through PNC’s corporate website at www.pnc.com in the “For Investors” section. Shareholders may also receive copies of Exhibits, without charge, by contacting Shareholder Relations at (800) 843-2206 or via e-mail at investor.relations@pnc.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2006 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.
/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
(Principal Financial Officer)

CORPORATE INFORMATION

THE PNC FINANCIAL SERVICES GROUP, INC.

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING

The PNC Financial Services Group, Inc. common stock is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION

The PNC Financial Services Group, Inc. financial reports and information about its products and services are available on the internet at www.pnc.com.

FINANCIAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file annual, quarterly and current reports as well as proxy materials with the Securities and Exchange Commission (“SEC”). You may obtain copies of these and other filings, including exhibits, electronically at the SEC’s website at www.sec.gov or on or through PNC’s corporate website at www.pnc.com in the “For Investors” section. Copies also may be obtained without charge by contacting Shareholder Services at 800-982-7652 or via e-mail at web.queries@computershare.com.

CORPORATE GOVERNANCE AT PNC

Information about our Board of Directors (“Board”) and its committees and corporate governance at PNC is available in the corporate governance section of the “For Investors” page of PNC’s corporate website at www.pnc.com. Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics, our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, and Personnel and Compensation Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to George P. Long, III, Corporate Secretary, at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

INQUIRIES

For financial services call 888-PNC-2265. Individual shareholders should contact Shareholder Services at 800-982-7652.

Analysts and institutional investors should contact William H. Callihan, Senior Vice President, Director of Investor Relations, at 412-762-8257 or via e-mail at investor.relations@pnc.com.

News media representatives and others seeking general information should contact Brian Goerke, Director of External Communications, at 412-762-4550 or via e-mail at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2006 Quarter
First	$71.42	$61.78	$67.31	$.50
Total				$.50
2005 Quarter
First	$57.57	$50.30	$51.48	$.50
Second	55.90	49.35	54.46	.50
Third	58.95	53.80	58.02	.50
Fourth	65.66	54.73	61.83	.50
Total				$2.00
(a)	Our Board approved a quarterly cash dividend payable April 24, 2006 of $.55 per common share, an increase of 10% from the dividend paid in the first quarter of 2006.

DIVIDEND POLICY

Holders of The PNC Financial Services Group, Inc. common stock are entitled to receive dividends when declared by the Board out of funds legally available for this purpose. The Board presently intends to continue the policy of paying quarterly cash dividends. However, the amount of future dividends will depend on earnings, the financial condition of The PNC Financial Services Group, Inc. and other factors, including applicable government regulations and policies and contractual restrictions.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of common and preferred stock to purchase additional shares of common stock conveniently and without paying brokerage commissions or service charges. A prospectus and enrollment form may be obtained by contacting Shareholder Services at 800-982-7652.

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, Illinois 60602

800-982-7652